Form 10QSB
period 1996-09-29
FAMOUS DAVE S OF AMERICA INC
filed 1996-12-04
CIK 1021270

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB




[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 1996

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to
                               --------------------    ------------------

Commission file number     333-10675
                      --------------




                       FAMOUS DAVE'S OF AMERICA, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)


                Minnesota                                          41-1782300
(State or other Jurisdiction of Incorporation or     (I.R.S. Employer Identification No.)
                  Organization)


       12700 Industrial Park Boulevard, Suite #60, Plymouth, MN  55441
                  (Address of Principal Executive Offices)
                                  (612) 557-5798
                 (Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes     No  X
                                                                   ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 2, 1996 there were 6,001,250 shares of common stock, $.01 par value, outstanding.

                       FAMOUS DAVE'S OF AMERICA, INC..

                              Form 10-QSB Index
                             September 29, 1996


                                                                     Page Number


Part I:   Financial Information

Item 1.   Financial Statements                                              3

          Condensed Consolidated Balance Sheets -                           3
           September 29, 1996 and December 31, 1995

          Condensed Consolidated Statements of Operations -                 4
           for the thirteen weeks ended September 29, 1996 and September 30, 1995, and the thirty-nine weeks ended
           September 29, 1996 and September 30, 1995

          Condensed Consolidated Statements of Cash Flows -                 5
           for the thirty-nine weeks ended September 29, 1996 and September 30, 1995


          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of                           8
          Financial Condition and Results of Operations

Part II:  Other Information                                                 12

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               SEPTEMBER 29,       DECEMBER 31,
                                                                   1996               1995
                                                               -------------       ------------
          ASSETS                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                    $  2,030,701        $    100,297
  Inventories                                                       149,103              10,921
  Prepaids and other current assets                                 336,719              69,176
                                                               ------------        ------------
     Total current assets                                         2,516,523             180,394
                                                               ------------        ------------

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET               3,970,561           1,203,265
                                                               ------------        ------------

OTHER ASSETS:
  Construction in progress                                                0              73,487
  Prepaid equity issuance costs                                      59,328                   0
  Pre-opening expenses, net                                         160,013                   0
                                                               ------------        ------------
     Total other assets                                             219,341              73,487
                                                               ------------        ------------
                                                               $  6,706,425        $  1,457,146
                                                               ============        ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $    625,429        $    109,974
  Note payable - stockholder                                        518,562             276,046
  Current portion of capital lease obligation                       141,961                   0
  Mortgage note payable - bank                                            0             347,823
  Accrued rent - S&D Land Holdings, Inc. (related party)             37,035                   0
  Accrued interest - stockholder                                      5,334                   0
  Accrued payroll and related withholdings                           48,583              13,412
  Other current liabilities                                         133,472              16,081
                                                               ------------        ------------
     Total current liabilities                                    1,510,376             763,336

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                    785,162                   0
                                                               ------------        ------------
     Total liabilities                                            2,295,538             763,336
                                                               ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
   3,356,250 and 2,000,000 shares issued and outstanding             33,563              20,000
  Additional paid-in capital                                      5,125,546             980,000
  Accumulated deficit                                              (748,222)           (306,190)
                                                               ------------        ------------
     Total stockholders' equity                                   4,410,887             693,810
                                                               ------------        ------------

                                                               $  6,706,425        $  1,457,146
                                                               ============        ============

     See accompanying notes to condensed consolidated financial statements.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                        -----------------------------   -------------------------------
                                                        SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,     SEPTEMBER 30,
                                                            1996            1995            1996            1995
                                                        -------------   -------------   -------------     -------------
                                                         (UNAUDITED)     (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
NET SALES                                                   $1,684,127        $252,104      $2,685,182        $275,705
                                                            ----------      ----------     -----------      ----------

COSTS AND EXPENSES:
  Food and beverage costs - restaurant                         607,877          84,257         934,328          97,535
  Restaurant operating expenses                                707,478         137,359       1,100,106         183,350
  Depreciation and amortization                                 64,765           5,800          92,052           7,800
                                                            ----------      ----------     -----------      ----------
     Total costs and expenses                                1,380,120         227,416       2,126,486         288,685
                                                            ----------      ----------     -----------      ----------


RESTAURANT OPERATING INCOME (LOSS)                             304,007          24,688         558,696         (12,980)
                                                            ----------      ----------     -----------      ----------


Other income (expense):
  General, administrative and development                     (367,119)        (33,123)     (1,004,535)        (90,163)
  Royalty income - related party                                23,895          25,235          40,910          25,235
  Interest expense, net                                        (14,612)              0         (37,103)              0
                                                            ----------      ----------     -----------      ----------
     Total other (expense)                                    (357,836)         (7,888)     (1,000,728)        (64,928)
                                                            ----------      ----------     -----------      ----------
NET INCOME (LOSS)                                             ($53,829)        $16,800       ($442,032)       ($77,908)
                                                            ==========      ==========     ===========      ==========


NET INCOME (LOSS) PER SHARE                                 $    (0.02)     $     0.01     $     (0.18)     $    (0.04)
                                                            ==========      ==========     ===========      ==========


WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                               3,136,673       2,135,417       2,510,712       2,135,417
                                                            ==========      ==========     ===========      ==========





    See accompanying notes to condensed consolidated financial statements.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      THIRTY-NINE WEEKS ENDED
                                                                  SEPTEMBER 29,     SEPTEMBER 30,
                                                                      1996               1995
                                                                  -------------     -------------
                                                                   (UNAUDITED)       (UNAUDITED)
         CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                $ (442,032)         $ (77,908)
           Adjustments to reconcile net loss to
           cash flows from operating activities:
             Depreciation and amortization                            110,009              7,814
            Changes in working capital items -
             Inventories                                             (138,182)           (12,128)
             Prepaids and other current assets                       (267,543)           (43,554)
             Accounts payable                                         515,455             17,001
             Accrued rent - S&D Land Holdings, Inc.                    37,035                  0
             Accrued interest - stockholder                             5,334                  0
             Accrued payroll and related withholdings                  35,171              1,824
             Other current liabilities                                117,391             12,120
                                                                  -----------          ---------
              Cash flows from operating activities                    (27,362)           (94,831)
                                                                  -----------          ---------

         CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property, equipment
             and leasehold improvements                            (2,614,025)          (778,407)
           Payment of pre-opening expenses                           (182,144)                 0
                                                                  -----------          ---------
              Cash flows from investing activities                 (2,796,169)          (778,407)
                                                                  -----------          ---------

         CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds received on equity issuances                    4,746,875            509,964
           Advances on note payable, net - stockholder                675,716                  0
           Payments on capital lease financing                        (21,562)                 0
           Proceeds from mortgage note payable - bank                       0            375,000
           Prepaid equity issuance costs paid                        (647,094)                 0
                                                                  -----------          ---------
              Cash flows from financing activities                  4,753,935            884,964
                                                                  -----------          ---------

         INCREASE IN CASH AND CASH EQUIVALENTS                      1,930,404             11,726

         CASH AND CASH EQUIVALENTS, BEGINNING                         100,297             10,623
                                                                  -----------          ---------
         CASH AND CASH EQUIVALENTS, ENDING                        $ 2,030,701          $  22,349
                                                                  ===========          =========


     See accompanying notes to condensed consolidated financial statements.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 29, 1996
                                 (UNAUDITED)

(1)  GENERAL

   The primary business of Famous Dave's of America, Inc. (the "Company") is to develop, own and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's BBQ Shack." The Company presently owns and operates three restaurants, one located in the Linden Hills neighborhood of Minneapolis (the "Linden Hills Unit"), one in Roseville, Minnesota (the "Roseville Unit") and the third in Calhoun Square in Minneapolis (the "Calhoun Blues Joint" and, collectively with the Linden Hills and Roseville Units, the "Existing Units"). The Calhoun Blues Joint opened in early September 1996 and features live blues music during certain evenings and an authentic Chicago blues decor.

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and thirty-nine weeks ended September 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996.

   Certain amounts in the fiscal 1995 financial statement have been reclassified to conform to the fiscal 1996 presentation with no impact on previously reported net loss or stockholders' equity.

(3)  COMPLETED INITIAL PUBLIC STOCK OFFERING

   In October 1996, the Company completed an initial public offering of 2,645,000 Units at an offering price of $6.50 per Unit, including 345,000 Units from the exercise of the Underwriters' overallotment option which occurred in November 1996. Each Unit consists of one share of Common Stock and one Redeemable Class A Warrant. The Company received net proceeds of approximately $15,250,000 after the payment of approximately $1,942,500 in related underwriting discount and offering costs.

(4)  PRIVATE PLACEMENT OF COMMON STOCK

   In July 1996, the Company sold 1,356,250 shares of its common stock in a private placement for $3.50 per share, and received net proceeds of approximately $4,200,000. The Company has used and plans to use the net proceeds from this private placement of common stock to complete the development of its Units and for working capital.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 29, 1996
                                 (UNAUDITED)


(5)  INCOME (LOSS) PER COMMON SHARE

   Income (loss) per common share is usually based on the weighted average number of common shares outstanding during each period. However, pursuant to certain rules of the Securities and Exchange Commission, the calculation also includes equity securities, including options and warrants, issued within one year of an initial public offering with an issue price less than the initial public offering price, even if the effect is anti-dilutive. The treasury stock approach was used in determining the dilutive effect of such issuances. Common stock equivalents (other than those issued within one year of an initial public offering with an issue price less than the initial public offering price) including options and warrants are assumed to be exercised or converted into common shares at the beginning of each period unless the aggregate effect of such inclusion is anti-dilutive. Primary and fully diluted income (loss) per share are the same.

(6)   RELATED PARTY TRANSACTIONS AND SHAREHOLDER NOTES

   S&D LAND HOLDINGS, INC. - On January 1, 1996, the Company transferred the real estate, excluding improvements, of its Linden Hills Unit and the site of a proposed Unit in St. Paul, Minnesota to its sole stockholder at the time in exchange for amounts due to the stockholder and assumption of bank debt totaling $781,023. The Company believes the exchange prices approximated the fair market values of the real estate exchanged. The stockholder concurrently transferred the real estate to S&D Land Holdings, Inc. (S&D), a company wholly owned by the stockholder, and entered into leases with the Company for the real estate. At September 29, 1996, the Company owed S&D $37,035 for unpaid rent through September 29, 1996.

   GRAND PINES RESORTS, INC. - Grand Pines Resorts, Inc. (Grand Pines), is a company wholly owned by Mr. David W. Anderson, the founding stockholder of the Company. The Company charges Grand Pines a royalty of 4% of its food sales. The Company also provides certain management services to Grand Pines for 3% (4% in 1995) of its food sales. Management services income is netted with general, administrative and development expenses in the Company's consolidated statements of operations.

   NOTE PAYABLE - STOCKHOLDER - The Company has a $2,000,000 revolving note with its founding stockholder. The note bears interest at 8%, is unsecured and is due on demand. Outstanding balances on the note were $276,046 and $518,562 at December 31, 1995 and September 29, 1996. This balance was subsequently paid in full in October 1996.

(7)  INCOME TAXES - PROFORMA DATA

   The Company was an S Corporation through March 3, 1996. Accordingly, losses incurred through March 3, 1996 have been recognized by the Company's founding stockholder, David W. Anderson.

   The proforma data in the accompanying condensed consolidated financial statements accounts for income taxes as if the Company had been subject to federal and state income taxes at regular marginal corporate tax rates. The Company generated net losses for both financial reporting and income tax purposes.

   From March 4, 1996 though September 29, 1996, the Company generated a net operating loss of approximately $250,000, which, if not used, will expire in 2011. Future changes in the ownership of the Company may place limitations on the use of this net operating loss carryforward. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefit.

ITEM 2.
               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   Famous Dave's of America, Inc. (formerly known as Famous Dave's of Minneapolis, Inc.) (the Company) was incorporated in the State of Minnesota in March, 1994 to develop, own and operate American roadhouse-style barbeque restaurants (Units) under the name "Famous Dave's BBQ Shack". The Company opened its first Unit in the Linden Hills area of Minneapolis (the Linden Hills
Unit) in June 1995. Prior to opening the Linden Hills Unit, the Company had no revenues and its activities were devoted solely to development.

   The Company opened its second Unit in June 1996 in Roseville, Minnesota, a Minneapolis/St. Paul suburb and opened the third Unit under the name, "Famous Dave's BBQ and Blues", (the "Calhoun Blues Joint") in Calhoun Square in Minneapolis in September 1996. The Calhoun Blues Joint features live blues music during certain evenings and an authentic Chicago blues decor.

   Future revenues and profits will depend upon various factors, including market acceptance of the Famous Dave's BBQ Shack and BBQ and Blues concepts and general economic conditions. The Company's present sole source of revenue is the three Existing Units. There can be no assurances that the Company will successfully implement its expansion plans, in which case the Company will continue to be dependent on the revenues from the Existing Units. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new and expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel.

   Beginning January 1, 1996, the Company adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. Prior periods using a calendar year end have not been restated for comparative purposes as the differences are immaterial.

   The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company's final prospectus for the initial public offering dated October 21, 1996.


SELECTED CONSOLIDATED FINANCIAL DATA


                                     13 WEEKS ENDED SEPTEMBER 29,                     39 WEEKS ENDED SEPTEMBER 29,
                                     ----------------------------                     ----------------------------
                                             1996                    1995                      1996                     1995
                                              ----                   ----                      ----                     ----
                                        AMOUNT     PERCENT     AMOUNT    PERCENT         AMOUNT     PERCENT     AMOUNT    PERCENT
                                        ------     -------     ------    -------         ------     -------     ------    -------
Sales                                $1,684,127      100.0    $252,104     100.0       $2,685,182     100.0    $275,705     100.0
Food and beverage costs                 607,877       36.1      84,257      33.4          934,328      34.8      97,535      35.4
Restaurant operating exp.               707,478       42.0     137,359      54.5        1,100,106      41.0     183,350      66.5
Depreciation and amortization            64,765        3.8       5,800       2.3           92,052       3.4       7,800       2.8
Rest. operating inc. (loss)             304,007       18.1      24,688       9.8          558,696      20.8    (12,980)     (4.7)
General, admin & develop.               367,119       21.8      33,123      13.1        1,004,535      37.4      90,163      32.7
Other (income) expense, net             (9,283)       (.5)    (25,235)    (10.0)          (3,807)      (.1)    (25,235)     (9.1)
Net income (loss)                     $(53,829)      (3.2)     $16,800       6.7       $(442,032)    (16.5)   $(77,908)    (28.3)

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SALES

   Total sales for the thirteen weeks ended September 29, 1996 were $1,684,127 compared to $252,104 for the same period in 1995, a 568% increase. For the thirty nine weeks ended September 29, 1996 and 1995, sales were $2,685,182 and $275,705, respectively, an 874% increase. The increase in sales is primarily due to the opening of the Company's second Unit in June 1996 in Roseville and the third Unit in Calhoun Square in September 1996. The first Unit opened in June 1995.


FOOD AND BEVERAGE COSTS

   Food and beverage costs for the thirteen weeks ended September 29, 1996 were $607,877 or 36.1% of sales, compared to $84,257 or 33.4% of sales for the same period in 1995. For the thirty nine weeks ended September 29, 1996, food and beverage costs were $934,328 or 34.8% of sales compared to $97,535 or 35.4% of sales for the same period in 1995. The increase in food and beverage costs as a percent of sales for the thirteen weeks ended September 29, 1996 compared to 1995 was primarily due to increased pork prices, which was primarily reflected in the third quarter.


RESTAURANT OPERATING EXPENSES

   Restaurant operating expenses increased to $707,478 for the thirteen weeks ending September 29, 1996 compared to $137,359 for the same period in 1995, and increased to $1,100,106 for the thirty nine weeks ending September 29, 1996 compared to $183,350 for the same period in 1995. This increase in aggregate expenses is attributable to the opening of two restaurants in 1996, resulting in higher restaurant sales. As a percent of sales, however, restaurant operating expenses were 42% and 41% for the thirteen and thirty nine weeks ending September 29, 1996, compared to 54.5% and 66.5% for the thirteen and thirty nine weeks ending September 30, 1995. This decrease was due to efficiencies achieved due to increased sales volume.


GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES

   General, administrative and development expenses increased to $367,119 for the thirteen weeks ending September 29, 1996 compared to $33,123 for the same period in 1995. For the thirty nine weeks ending September 29, 1996, general, administrative and development expenses increased to $1,004,535 compared to $90,163 for the same period in 1995. The increase was primarily due to the opening of two additional Units in 1996, coupled with the costs incurred as the Company continues to build the infrastructure to prepare for expanded growth in the coming years.


OTHER (INCOME) EXPENSE, NET

   Other (income) expense, net decreased to $(9,283) for the thirteen weeks ending September 29, 1996 from $(25,235) for the same period in 1995, and decreased to $(3,807) for the thirty nine weeks ending September 29, 1996 from
$(25,235) for the same period in 1995.   Other (income) expense, net primarily
represents royalty income received from a related party, offset by interest expense on capital lease obligations incurred in 1996.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Prior to its initial public offering, the Company met its capital requirements through cash flow generated by operations, the private placement of common stock and borrowings directly from, or secured by, its principal shareholder and founder. In July 1996, the Company sold 1,356,250 shares of its common stock in a private placement for $3.50 per share, and received net proceeds of approximately $4,200,000.

    The Company has a $1,000,000 revolving note due June 26, 1997, accruing interest at the prime rate (effective rate of 8.25%), and secured by all the assets of the Company and the personal guaranty of the founding shareholder, David W. Anderson. The balance outstanding at September 29, 1996 was $0.

    The Company has a $2,000,000 revolving note with its founding shareholder, David W. Anderson. The note bears interest at 8%, is unsecured and is due on demand. The outstanding balance on the note as of September 29, 1996 was $518,562 plus accrued interest of $5,334. The note was subsequently paid in full in October, 1996.

    On October 21, 1996, the Company completed an initial public offering of 2,645,000 Units at an offering price of $6.50 per Unit, including 345,000 Units from the exercise of the Underwriters' overallotment option which occurred on November 1, 1996. Each Unit consists of one share of Common Stock and one Redeemable Class A Warrant. The Company received net proceeds of approximately $15,250,000.

    The Company leases certain equipment under a capital lease agreement that expires in June 2001. Interest is provided for at a rate of approximately 11% and the obligation is secured by the equipment under the lease. The lease line available as of September 29, 1996 was $1,100,000, of which the Company has utilized approximately $927,000. In November 1996, the Company secured a commitment for an additional $3,500,000 of capital lease financing under substantially similar terms to finance equipment and some leasehold improvements, that expires in November 2001.

    Since inception, the Company's principal capital requirements have been the funding of (I) the development of the Company and the Famous Dave's concept and (ii) the construction of the Existing Units and the acquisition of the furniture, fixtures and equipment therein. Total capital expenditures for the Linden Hills, Roseville and Calhoun Square Units were approximately $445,000, $1,050,000 and $2,300,000, respectively.

    The Company leases the real estate for certain of its current or proposed Units from S&D Land Holdings, Inc., a company wholly-owned by the Company's founding shareholder. Each lease generally has a ten-year term with two five-year options to extend and requires the payment of base rent plus the payment of real estate taxes and operating expenses as follows:

    Linden Hills Unit - Base rent of $48,800 per year, adjusted annually for inflation.  Expires in 2005 with two five-year
                        extensions available.
    Roseville Unit -    Base rent of $82,200 per year, adjusted annually for
                        inflation. Expires in 2002 with one one five-year extension available.
    Proposed St. Paul, Minnesota Unit - Base rent of $44,900 per year, adjusted annually for inflation.
                        Expires in 2005 with two five-year extensions available
    Proposed Minnetonka, Minnesota Unit - Base rent of $124,129 per year, adjusted annually for inflation. Expires in 2005 with two five-year extensions available.

   The Company is in various stages of development on several Units within the Minneapolis/St. Paul area which are scheduled to open during the first half of 1997. Relative to these Units, the Company has expended minimal funds as of September 29, 1996.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

   The Company contemplates that several of the above referenced developments will include contributions from the landlord toward leasehold improvements. Such contributions, if received, will be reflected as a reduction of leasehold improvement costs at the time the development is completed and the Unit opens.

   In addition, the Company has capitalized approximately $200,000 of direct costs relating to the pre-opening of these facilities. It is the Company's policy to amortize the direct costs of hiring and training the initial work force and other direct costs associated with opening a new restaurant over a twelve-month period, beginning when the facility is opened, if the recoverability of such costs can be reasonably determined.

   Additional future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.


FORWARD LOOKING STATEMENTS

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward looking, such as statements relating to business development activities, capital spending and the effects of regulation and competition. There are certain important factors that could cause results to differ materially from those anticipated by such statements. Investors are cautioned that all forward looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumer spending and debt levels, interest rates, continuity of relationships with major vendors, competitive pressures on pricing, and increases in food and other costs which cannot be recovered through improved pricing.

PART II

                              OTHER INFORMATION


Item 1.  Legal Proceedings  - None



Item 6.  Exhibits and Reports on Form 8-K
          (a)     Exhibits
                  27  Financial Data Schedule

          (b)     Reports on Form 8-K - None

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FAMOUS DAVE'S OF AMERICA, INC.

                                    /s/ DAVID W. ANDERSON
                                    ----------------------------------
                                    David W. Anderson
                                    Chairman of the Board and
                                      Chief Executive Officer



                                    /s/ MARK A. PAYNE
                                    ----------------------------------
                                    Mark A. Payne
                                    Vice President, Finance and
                                      Chief Financial Officer
                                    (Principal Financial and Accounting Officer)





Date: December 4, 1996