Form 10-K
period 1996-12-29
FAMOUS DAVE S OF AMERICA INC
filed 1997-03-31
CIK 1021270

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           -------------------------

                                  FORM 10-KSB

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996 OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
------------------- TO
-------------------

COMMISSION FILE NUMBER: 333-10675

                         FAMOUS DAVE'S OF AMERICA, INC.
                 (Name of small business issuer in its charter)

                 MINNESOTA                                          41-1782300
        (State or other jurisdiction                              (IRS Employer
     of incorporation or organization)                         Identification No.)
    12700 INDUSTRIAL PARK BLVD, SUITE 60                              55441
  (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (612) 557-5798

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No

======

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had total revenues of $4,751,835 for its fiscal year ended December 29, 1996.

     As of March 21, 1997, assuming as market value the price of $8.25 per share (the last sales price of the Company's Common Stock on the Nasdaq SmallCap Market), the aggregate market value of shares held by non-affiliates was $34,578,000.

     As of March 21, 1997 the Company had outstanding 6,015,250 shares of Common Stock, $.01 par value.

     Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be conducted on May 22, 1997 (the "1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 1997 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 29, 1996.
================================================================================

                               TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
    PART I
   Item 1.    Description of Business.....................................        1
   Item 2.    Properties..................................................        7
   Item 3.    Legal Proceedings...........................................        8
   Item 4.    Submission of Matters to a Vote of Security Holders.........        8
   PART II
   Item 5.    Market for Registrant's Common Equity
                And Related Stockholder Matters...........................       10
   Item 6.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................       10
   Item 7.    Financial Statements........................................       13/F-1
   Item 8.    Changes in and Disagreements with Accountants
                On Accounting and Financial Disclosure....................       14
  PART III
   Item 9.    Directors, Executive Officers, Promoters and Control
                Persons;
                Compliance with Section 16(a) of the Exchange Act.........       14
  Item 10.    Executive Compensation......................................       14
  Item 11.    Security Ownership of Certain Beneficial Owners and
              Management..................................................       14
  Item 12.    Certain Relationships and Related Transactions..............       14
  Item 13.    Exhibits and Reports on Form 8-K............................       14
SIGNATURES    ............................................................       15

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS FORM 10-KSB UNDER "ITEM 1. BUSINESS", "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND ELSEWHERE IN THIS FORM 10-KSB CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF FAMOUS DAVE'S OF AMERICA, INC. (THE "COMPANY") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION; DEVELOPMENT SCHEDULES; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR STORE DEVELOPMENT; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; BRAND AWARENESS; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND TERMS OF CAPITAL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN GOVERNMENT REGULATIONS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The business of Famous Dave's of America, Inc. (the "Company") is to develop, own and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's". The Company presently owns and operates three restaurants, one located in the Linden Hills neighborhood of Minneapolis (the "Linden Hills Unit"), one in Roseville, Minnesota (the "Roseville Unit") and the third in Calhoun Square in Minneapolis (the "Calhoun Blues Club"). The Calhoun Blues Club opened in early September 1996 and features live blues music during certain evenings and an authentic Chicago blues decor. The Company currently has two units in development under construction in the Minneapolis/St. Paul area. These units are located in Maple Grove and St. Paul and are scheduled to open in April and June, respectively. The Company currently has three additional units in development in the Minneapolis/St. Paul area, to be located in Minnetonka, Stillwater and Forest Lake, and one unit in development in Madison, Wisconsin. These four additional units are expected to open in the last half of 1997.

THE FAMOUS DAVE'S CONCEPT AND STRATEGY

     The Company seeks to differentiate itself by providing high-quality food in a theme-based environment. The key factors of the Company's market position and operating strategy are as follows:

HIGH QUALITY FOOD

     Each restaurant features an assortment of menu items, such as hickory-smoked St. Louis-Style Spareribs, Texas Beef Brisket, Country Roasted Chicken, and Barbeque Sandwiches, as well as honey-buttered corn bread, potato salad, coleslaw, Shack Fries and Wilbur(TM) Beans. Homemade desserts, including Famous Dave's Bread Pudding, Hot Fudge Kahlua(TM) Brownies and Strawberry Shortcake, are a specialty. The Company's Famous Dave's BBQ Sauces, which are provided in four regional variations (Rich & Sassy(TM), Texas Pit(TM), Georgia Mustard(TM) and Hot Stuff(TM)), represent signature items for the Company. All menu items are prepared on-site using fresh, high quality ingredients and, except for the Calhoun Blues Club, ordered at a counter and delivered to the customer's table. Lunch and dinner entrees range in price from $6 to $17 and the average guest check was approximately $10 for the fifty-two week period ending December 29, 1996. Management believes that its high quality food contributes to a significant level of repeat business.

DISTINCTIVE ENVIRONMENT -- DECOR AND MUSIC

     The Company's primary theme, a nostalgic roadhouse shack (the "Shacks"), is promoted by the abundant use of rustic antiques and items of Americana from the '30s and '40s. In addition, the Company has developed the large Calhoun Blues Club, which has an authentic Chicago blues decor and features live music seven nights a week.

     The Shacks also include very upbeat, hand-selected, recorded blues music to enhance the environment and add to the customer's experience.

BROAD-BASED APPEAL

     Management believes that the Company's concept has broader appeal than other theme-based restaurant concepts because it attracts customers of all ages. The Company's distinctive concept, combined with high-quality food, make Famous Dave's appealing to children, teenagers and adults.

UNITS INCLUDE VARIETY OF LOCATIONS

     Based on early results, management believes the broad-based appeal can be achieved with both high profile, "A" locations as well as less popular "B" locations. In addition, the Company has determined that future units will be developed primarily by the conversion of existing spaces (retrofit), due to the high turnover of units in the casual dining segment of the restaurant industry. This will provide the Company with the opportunity to develop units more rapidly, at a lower cost, and result in a wide variety of "character" in the units.

AREA DEVELOPMENT AGREEMENTS

     The Company intends to expand using a structure commonly referred to as "Area Development Agreements"("ADAs"). While the Company currently does not have any ADAs under contract, potential ADA candidates will be persons or groups of persons that have 1) significant experience in the restaurant industry; 2) the financial means to successfully build 10 to 30 units over a five year period, and 3) a territory that is consistent with the Company's expansion plans. It is anticipated that management will actively pursue ADAs as part of the expansion strategy in the coming months and years.

TAKE OUT COMPONENT

     The Company has experienced significant business in the area of take-out. For fiscal 1996, Linden Hills Unit was approximately 35%, Roseville Unit approximately 28% and Calhoun Blues Club approximately 15% take-out. The Company is committed to this aspect of customer service and believes there is opportunity to enhance this area.

FOCUS ON CUSTOMER SATISFACTION

     The Company is committed to staffing each Unit with an experienced management team and providing its customers with prompt, friendly and efficient service. The Company recognizes that, in order to maintain a high level of repeat customers and to attract new business through word of mouth, it must provide superior customer service.

COMMITMENT TO ATTRACTING AND RETAINING QUALITY EMPLOYEES

     By providing extensive training and attractive compensation, the Company fosters a strong corporate culture and encourages a sense of personal commitment from its employees. The Company believes its compensation structure and positive corporate culture enable it to attract and maintain quality employees. The Company places particular emphasis on the hiring of the General Manager of each Unit, focusing on experience and management skills.

UNIT ECONOMICS - BBQ "SHACKS"

     For the fifty-two week period ended December 29, 1996, the Linden Hills Unit generated net revenues of approximately $1.7 million. This unit generated operating income of $384,000 or 22.7% of unit revenues, and cash flow of $420,000 or 24.8% of unit revenues, for the same period. Cash flow represents the Unit's operating income before depreciation and amortization. Although cash flow should not be considered an alternative to operating income as an indicator of the Company's operating performance or an alternative to cash flow from operating activities as a measure of liquidity, such flow is commonly used as an additional measure of operating profitability in the restaurant and certain other related industries. The Linden Hills Unit, a 2,900 square foot converted gas station, was developed at a cost of approximately $425,000, including costs related to converting to a restaurant and the furniture, fixtures and equipment. Additionally, the Company incurred approximately $27,000 in pre-opening costs and purchased approximately $8,000 of inventory. The Roseville Unit, a 4,800 square foot building which opened in June 1996, was developed at a cost of approximately $1.1 million. Additionally, the Company incurred approximately $37,000 in pre-opening costs and purchased approximately $14,000 of inventory. The Roseville Unit generated net revenues of approximately $1.6 million while operating in the 29 weeks ended December 29, 1996. For this period, this unit generated operating income of $298,000 or 18.7% of unit revenues, and cash flow of $379,000 or 23.8% of unit revenues. The Company expects that most of its future BBQ "shack" units will be between 2,000 and 6,000 square feet and will cost between $1 million and $2.5 million, including new construction (if applicable), building conversion costs and furniture, fixtures and equipment. The Company expects that pre-opening and inventory costs related to most of its future BBQ "shack" units will be approximately $50,000 to $100,000 and $15,000, respectively.

BLUES CLUBS

     The Company has developed an additional environment for rollout in major metropolitan markets under the theme "BBQ and Blues" or Blues Club. There is currently one Blues Club Unit open at Calhoun Square in Minneapolis, MN which is 10,500 square feet with live music nightly and a full service restaurant and bar. The menu for the Blues Club is very similar to that of the Shacks with some additions, including appetizers. The strategy of the Company is to locate a Blues Club in major metropolitan markets to serve as a flagship Unit, with the Shacks supporting the surrounding metropolitan area. The Shacks will remain the primary growth vehicle for the Company's expansion and the Blues Club will provide added strategic and marketing support where deemed appropriate by management.

UNIT LOCATIONS

     The following table sets forth certain information about the Company's existing units and planned unit locations (all locations except the Calhoun Blues Club are BBQ "Shacks"):

                                           SQUARE                 DATE OPENED OR
                LOCATION                   FOOTAGE    SEATS    PLANNED TO BE OPENED
                --------                   -------    -----    --------------------
Linden Hills, Minneapolis, MN............   2,900       50     June 1995
Roseville, MN............................   4,800      100     June 1996
Calhoun Square, Minneapolis, MN..........  10,500      350     September 1996
Maple Grove, MN..........................   5,200*     120*    April 1997
Highland Park, St. Paul, MN..............   5,200*     120*    June 1997
Stillwater, MN...........................   5,200*     120*    Third Quarter 1997
Madison, WI..............................   4,800*     100*    Third Quarter 1997
Minnetonka, MN...........................   6,000*     150*    Fourth Quarter 1997
Forest Lake, MN..........................   4,500*      90*    Fourth Quarter 1997

-------------------------
* Estimated

EXPANSION PLANS AND SITE SELECTION

     The Company's site selection strategy is to locate its Units in a variety of locations, from high-profile, heavy-traffic, "A" locations to less visible, less traveled "B" locations. This strategy is consistent with a belief held by management and supported by research that the Units are destination locations. The primary focus will be on conversion of existing businesses (retrofits) in sizes ranging from 2,000 to 6,000 square feet. The Company believes that its format can be utilized in a wide variety of locations, including free standing buildings, small inline malls, and airports. From inception through December 29, 1996, the Company spent an aggregate of approximately $4.2 million in capital expenditures related to the development and opening of the three existing units and the establishment of the Company's corporate headquarters.

FAMOUS DAVE'S UNIT FEATURES

     Famous Dave's enjoys a high level of repeat business and customer diversity because of the Company's commitment to providing high quality food and customer service in an exciting and entertaining environment. Features of the Units are as follows:

DISTINCTIVE ROADHOUSE DECOR

     The Linden Hills and Roseville Units are "real" barbeque joints, reminiscent of the old country-style roadhouse barbeque "joints" that dotted rural America 50 years ago. The Company's nostalgic roadside shack theme is promoted by the use of antiques and items of Americana from the '30s and '40s in a rustic environment. The weathered barn wood walls, cozy, antique-filled Southern country shack decor, overhead tin roofing and blues music in the air are intended to convey the feeling of a down-home backyard barbeque.

     Each restaurant table is covered with a red and white checkered oilcloth and features salt, pepper and barbeque sauces stored in a six-pack beer container. A large roll of paper towels accompanies every meal.

THE BLUES COMPONENT

     The roadhouse theme is further enhanced by the use of blues music which, together with the restaurant's decor, provides an entertaining dining environment. Each restaurant features taped blues music that contributes to the roadhouse theme. Mr. Anderson's attention to detail includes personal selection of all music that is played in the restaurants. In addition, the Company's Calhoun Blues Club features live blues music with Big John Dickerson and Blue Chamber (the "Blues Band") every Thursday, Friday and Saturday night. Live music from other blues bands is performed the other four nights each week. The Company has Blues Band music on CD's available for sale at each restaurant, which provides additional marketing exposure for the Company.

THE MENU

     The Company's primary focus is its food. The Company's mission is to deliver the best barbeque in America. Each restaurant features an assortment of menu items, such as hickory-smoked St. Louis-Style Spareribs, Texas Beef Brisket, Country Roasted Chicken, and Barbeque Sandwiches, as well as honey-buttered corn bread, potato salad, coleslaw, Shack Fries and Wilbur(TM) Beans. Homemade desserts, including Famous Dave's Bread Pudding, Hot Fudge Kahlua(TM) Brownies and Strawberry Shortcake, are a specialty. The Company's Famous Dave's BBQ Sauces, which are provided in four regional variations (Rich & Sassy(TM), Texas Pit(TM), Georgia Mustard(TM) and Hot Stuff(TM)), represent signature items for the Company. The Company's Rich & Sassy(TM) Famous Dave's BBQ Sauce was awarded first place in the mild tomato division of the 1995 Kansas City American Royal Barbecue Sauce Contest.

     Lunch entrees range from $6 to $8 and dinner entrees from $10 to $17. The average guest check for the year ending December 29, 1996 was approximately $10 per person. Food portions are generous to increase the perceived value. Management believes that the Company's food, together with each restaurant's distinctive decor, have resulted in a high level of repeat business.

     The Company intends to obtain a beer and wine license for most of its restaurants, with the intention that such beverages will be served along with meals. The Company does not intend to emphasize sales of beer and wine apart from meals in most of its restaurants, primarily because the Company feels that it reduces the number of table turns and therefore profitability. In addition to a beer and wine license, the Company has obtained a liquor license for the Calhoun Blues Club.

FOOD PREPARATION AND DELIVERY

     The Company believes that ease of food preparation and delivery will be one key to its success. While some restaurants require highly compensated and extensively trained chefs, the food served at each restaurant is prepared in a basic three-step process that requires minimal training time. Mr. Anderson has developed prepared seasonings, sauces, bread mixes and other ingredients, which allow each menu item to be served with minimal preparation. The Company views this efficient and effective process as critical for its national expansion.

FOCUS ON CUSTOMER SATISFACTION

     The Company is committed to staffing each unit with an experienced management team and providing its customers with prompt, friendly and efficient service. The customer's experience is also enhanced by the attitude and attention of restaurant personnel. The Company recognizes that, in order to maintain a high level of repeat customers and to attract new business, it must provide superior customer service.

     Famous Dave's maintains a mission statement that its goal is to strive for "delighted" guests rather than just "satisfied" guests. The Company believes that a customer establishes his or her opinion within the first seven seconds. To this end, the Company has focused its property development to maximize first impressions of sight, smell, sound, and feel. The Company accomplishes this through the wonderful smell of hickory-smoked barbeque, the lively sounds of juke joint blues music, the colorful and nostalgic decor, and the varied textures of rough cut pine, corrugated tin roofs, and antiques.

OPERATIONS, MANAGEMENT AND EMPLOYEES

     The Company's ability to manage multi-location units will be central to its overall success. The Company believes that its management must include skilled personnel at all levels. The Company's senior management includes experienced personnel with extensive restaurant experience, including Dave Anderson, Chairman and Chief Executive Officer; Doug Lanham, President and Chief Operating Officer; John Rose, Vice President of Real Estate and Nick Vojnovic, Vice President of Human Resources. At the unit level, the Company places specific emphasis on the position of general manager ("General Manager") and seeks employees with significant restaurant experience and management expertise. The General Manager of each restaurant reports directly to the President. The Company strives to maintain quality and consistency in each of its units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and maintenance of facilities. The Company believes that it has been able to attract high quality, experienced restaurant and retail management and personnel with its competitive compensation and bonus programs. Staffing levels vary according to the time of day and size of the restaurant. In general, each BBQ shack unit has between 30 and 50 employees.

     All managers must complete a training program, during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. The Company has also prepared operations manuals relating to food and beverage quality and service standards. New staff members participate in approximately three weeks of training under the close supervision of Company management. Management strives to instill enthusiasm and dedication in its employees, regularly solicits employee suggestions concerning Company operations, and endeavors to be responsive to employees' concerns. In addition, the Company has extensive and varied programs designed to recognize and reward employees for superior performance. As of December 29, 1996, the Company had approximately 270 employees, 60 of which were full-time. The Company believes that its relationship with its employees is good.

PURCHASING

     The Company strives to obtain consistent quality items at competitive prices from reliable sources. Any discontinuance of such favorable pricing could negatively impact the Company's purchasing abilities. In order to maximize operating efficiencies and to provide the freshest ingredients for its food products while obtaining the lowest possible prices for the required quality, each unit's management team determines the daily quantities of food items needed and orders such quantities from major suppliers which are then shipped directly to the restaurants. The Company may develop a centralized food preparation commissary. The Company purchases perishable food products locally.

MANAGEMENT INFORMATION SYSTEMS/ACCOUNTING

     The Company has developed management information systems that are designed to be utilized in future Units. These systems include a computerized point-of-sale system which facilitates the paperless movement of customer orders between the customer areas and kitchen operations, controls cash, processes credit card transactions, and provides management with revenue and other key operating and financial information. Operating and financial data from the point-of-sale system is transferred electronically to Company headquarters on a daily basis. The point-of-sale system is accessed by service personnel who are assigned individual identification keys. The Company also uses a computerized time management system which tracks the time worked by each employee, allowing management to gather labor data, schedule work hours and produce payroll reports.

     The Company's automated Unit-level point-of-sale, time management and inventory management systems provide data for posting to the Company's general ledger and to other accounting subsystems. The general ledger system provides various management reports comparing current and prior operating results. The results are reported to and reviewed with Company management by accounting personnel. Such reporting includes (i) weekly reports of revenues, cost of revenues and selected controllable Unit expenses and (ii) detailed monthly Unit performance reports of revenues and expenses.

MARKETING AND PROMOTION; THE RIBMOBILE

     To date, the Company has relied primarily upon advertising, publicity and "word of mouth" advertising to attract customers to its restaurants. The Company also utilizes distinctive exterior signage and off-site billboards. In addition, the Company has attempted to create brand awareness in its "Famous Dave's" name by offering items such as Famous Dave's BBQ sauces for retail sale at its restaurants and in approximately 130 grocery stores in the Twin Cities area. Management is in the process of completing a media plan which will include radio, print and promotional aspects, and which will promote "Famous Dave's" as Legendary Pit Bar-B-Que. In addition, the Company has committed resources to promote and arrange corporate and other group catering events.

     The Company utilizes the Famous Dave's Ribmobile to participate in local rib festivals and barbeque contests. The Company currently participates in seven or eight "ribfests" a year. The Company has found that such festivals and contests result in favorable publicity.

TRADEMARKS

     The Company's ability to successfully implement its Famous Dave's concept will depend in part upon its ability to protect its trademarks. The Company has filed trademark applications with the United States Patent and Trademark Office to register the mark "Famous Dave's" and design. There can be no assurance that the Company will be granted trademark registration for any or all of the proposed uses in the Company's applications. In the event the Company's mark is granted registration, there can be no assurance that the Company can protect such mark and design against prior users in areas where the Company conducts operations. There is no assurance that the Company will be able to prevent competitors from using the same or similar marks, concepts or appearance. In October 1996, the Company received correspondence alleging that the Company's use of a pig and guitar design in connection with its BBQ & Blues concept (the "Design") infringed an existing trademark. The Company does not believe the Design infringes such other trademark and intends to vigorously defend its use of the Design against the holder of such other trademark.

COMPETITION

     The food service industry is intensely competitive with respect to food quality, concept, location, service and price. In addition, there are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. The Company believes that it competes with other full-service dine-in restaurants, take-out food service companies, fast-food restaurants, delicatessens, cafeteria-style buffets, and prepared food stores, as well as with supermarkets and convenience stores. Competitors include national, regional, and local restaurants, purveyors of carryout food, and convenience dining establishments.

     Primary national and regional competitors of the Company include such other "family-oriented" comparable restaurants as Applebee's, TGI Friday's, Chili's, Ground Round, Bennigan's and barbeque-related restaurants such as Tony Roma's, Red Hot & Blue, Damon's and Sonny's. The Company believes that it can effectively compete in this market by offering superior food taste, an attractive highly theme-based family atmosphere, and superior ambiance provided by carefully chosen blues music and an "open kitchen" smell of real barbeque.

     Competition in the food service business is often affected by changes in consumer tastes, national, regional, and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, purchasing power, availability of product, and local competitive factors. The Company attempts to manage or adapt to these factors, but it should be recognized that some or all of these factors could cause the Company to be adversely affected.

     In addition, to the extent that barbeque restaurants are frequently viewed as "local", the Company may experience intense competition or lack of consumer acceptance if it expands into areas with existing barbeque restaurants.

     The performance of individual Units may also be affected by factors such as traffic patterns, weather, demographic considerations, local economic conditions, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the availability of experienced management and hourly employees may also adversely affect restaurant and retail operating costs. Costs are further affected by increases in the minimum hourly wage, unemployment tax rates, workers' compensation insurance rates and similar matters over which the Company has no control.

REGULATION

     Restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire, and other authorities and are also subject to state and local licensing and regulation of the sale of alcoholic beverages and food. Difficulties in obtaining or failure to obtain required licenses and approvals will result in delays in, or cancellation of, the opening of restaurants. The food and liquor licenses are also subject to suspension or non-renewal if the granting authority determines that the conduct of the holder does not meet the standards for initial grant or renewal. The Company believes that it is in compliance with all licensing and other regulations.

     The Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company could be required to expend funds to modify its restaurants in order to provide service to or make reasonable accommodations for disabled persons. The Company's restaurants are currently designed to be accessible to the disabled. The Company believes it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled.

ITEM 2. PROPERTIES

     The Company intends to lease or purchase facilities for each of its Units, with leasing being the primary form of real estate acquisition. The Company has entered into lease or sublease agreements with S & D Land Holdings, Inc. ("S&D"), a Minnesota corporation wholly-owned by David W. Anderson, the Company's Chairman and Chief Executive Officer, pursuant to the following terms:

          1. LINDEN HILLS. The Linden Hills unit contains approximately 2,900 square feet of restaurant space, including the patio area. The site is subject to a lease from S&D effective January 1, 1996 for a 10-year term with base rent of $48,800 per year with annual increases based upon increases in the consumer price index ("CPI"). The Company also has the right to extend the term for two five-year periods. In addition to base rent, the Company is responsible for the payment of all operating costs and real estate taxes.

          2. ROSEVILLE. S&D is the tenant under an Agreement of Lease and Agreement concerning Sublease (collectively, "Lease"). S&D has subleased the Roseville site to the Company effective January 1, 1996 for $82,200 per year with annual increases based upon increases in the CPI. The initial term under the Sublease is seven years. The Company has the right to extend the term for an additional five-year period. Should the Company so elect to extend, the Company is obligated to pay percentage rent of 1% of gross sales as additional rent. The improvements located on the site may revert to the landlord at the termination of the Sublease. Assignment or subletting of any interest in the Sublease requires the prior written approval of the landlord. In addition to base rent and percentage rent, the Company is responsible for the payment of operating costs and real estate taxes.

          3. MINNETONKA. The Minnetonka site is a former restaurant located on approximately 2.3 acres of land. The Minnetonka site has been leased effective January 15, 1996 from S&D for a 10-year term with base rent of $124,129 per year with annual increases based upon increases in the CPI, with rent payments scheduled to commence July 1, 1997. The Company has the right to extend the term for two five-year periods. In addition to base rent, the company is responsible for the payment of all operating costs and real estate taxes.

          4. HIGHLAND PARK. The Highland Park site contains approximately 2.3 acres of vacant land and has been leased from S&D effective January 1, 1996 for a 10-year term with base rent of $44,900 per year with annual increases based upon increases in the CPI, with rent payments scheduled to commence
     June 1, 1997.   The Company also has the right to extend the term for two
     five-year periods. The lease allows the Company to develop the site as a restaurant at the Company's cost and with the prior written consent of S&D. In addition to base rent, the Company is responsible for the payment of its pro-rata share of operating costs and real estate taxes.

     The above-mentioned leases are non-cancelable by the Company. The Company or a subsidiary also has entered into leases or subleases for the following properties:

          5. CALHOUN SQUARE. Lake and Hennepin BBQ & Blues, Inc., a wholly-owned subsidiary of the Company ("LHBB") has entered into a lease for the Calhoun Square site with Calhoun Square Associates dated January 5, 1996. The lease runs for a term of 15 years and LHBB has the right to extend the term for two five-year periods. LHBB is obligated to pay base rent plus percentage rent of 5% of gross sales, as defined. In addition to base rent and percentage rent, the Company is responsible for the payment of its pro-rata share of operating costs and real estate taxes.

          6. FOREST LAKE. The Forest Lake site is located on approximately 57,900 square feet of vacant land. The Forest Lake site has been leased since February 21, 1997 for a 15-year term with base rent of $69,480 per year with annual increases based upon increases in the CPI. The Company has the right to extend the term for two 5-year periods. In addition to base rent, the Company is responsible for the payment of all operating costs and real estate taxes.

          7. MADISON, WISCONSIN. The Madison, Wisconsin site is a former restaurant located on approximately 30,000 square feet of land. The Madison site has been leased since March 19, 1997 for a 10-year term with base rent of $48,000 with an increase after year five to $52,800. The Company has the right to extend the term for two 5-year periods. The Company also has the option to purchase the site after the initial ten-year term. In addition to base rent, the Company is responsible for the payment of all operating costs and real estate taxes.

          8. CORPORATE OFFICE. The Company has assumed a lease effective as of August 31, 1996 for 7,800 square feet of office/warehouse space at 12700 Industrial Park Boulevard in Plymouth, Minnesota. The lease terminates on August 31, 1998.

     In addition, the Company has acquired land in Maple Grove and Stillwater, Minnesota to construct two Units. The Maple Grove property is approximately 2 acres and is currently under construction and scheduled to open April 21, 1997. Cost of this property was approximately $810,000 and was acquired in November 1996. The Stillwater property is approximately 2.3 acres and is expected to commence construction shortly and open in July/August 1997. Cost of this property was approximately $540,000 and was acquired in December 1996.

ITEM 3. LEGAL PROCEEDINGS

     Two former employees of the Company have threatened to bring legal claims against the Company and a former manager, alleging sexual harassment and other actionable conduct. The Company is currently investigating these claims. At this time, management is unable to state with any degree of certainty the likelihood of an unfavorable outcome and the range of loss, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 29, 1996.

                           OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to each of the officers of the Company:

                NAME                   AGE                       POSITION(S) HELD
                ----                   ---                       ----------------
David W. Anderson....................  43    Chairman of the Board, Chief Executive Officer
Douglas S. Lanham....................  47    President, Chief Operating Officer
Stanley R. Herman....................  43    Executive Vice President, Strategic Planning and
                                             Marketing
Mark A. Payne........................  37    Vice President, Finance, Chief Financial Officer,
                                             Secretary and Treasurer
Jeffrey B. Rice......................  53    Vice President, Construction
John D. Rose.........................  44    Vice President, Real Estate
Nicholas S. Vojnovic.................  37    Vice President, Human Resources

     DAVID W. ANDERSON, founder of the Company, has been the Chairman of the Board since its formation. Mr. Anderson is also a founder and a director of Rainforest Cafe, Inc. In October 1990, Mr. Anderson co-founded Grand Casinos, Inc. and through March 1996 served as a director and Executive Vice President of that company.

     DOUGLAS S. LANHAM joined the Company as President, Chief Operating Officer and a Director in January 1997. Mr. Lanham is a 25-year veteran of full-service casual dining, including positions at Steak & Ale, Bennigan's, Grady's American Grill and Chili's. At varying times from 1984-1996, Mr. Lanham held positions as a Chili's franchisee and a Senior Vice President for Brinker International.

     STANLEY R. HERMAN joined the Company as Executive Vice President, Strategic Planning and Marketing in January 1997. Mr. Herman has over 20 years of marketing experience, most recently as Partner and President of Growth Resources International from 1993 to 1996 and in the same positions at Herman Mancino from 1986 to 1993. Both firms provided marketing consulting services to a wide range of companies both domestically and internationally.

     MARK A. PAYNE has been Vice President, Chief Financial Officer, Secretary and Treasurer since August 1996. Previously, and since August 1995, he was Senior Vice President, Business Development and Acquisitions of ValueVision International, Inc., a television home shopping network. Prior to that and since December 1990, he served as Vice President, Finance and Chief Financial Officer at ValueVision.

     JEFFREY B. RICE joined the Company as Vice President of Construction in February 1997. Prior to joining the Company, Mr. Rice was Vice President of Construction for Grand Casinos, Inc. for five years where he directed all construction for major casino and entertainment venues. Prior to joining Grand Casinos, Inc., Mr. Rice was Senior Project Manager for Ryan Construction Company in charge of their retail construction division.

     JOHN D. ROSE joined the Company as Vice President of Real Estate in March 1997. Prior to joining the Company, Mr. Rose was Senior Director of Development -- Corporate Real Estate and Construction for Papa John's International, Inc. from November 1993 to March 1997. From November 1991 to November 1993, Mr. Rose was National Director of Construction for Long John Silver's Seafood Restaurants, Inc. Prior to that, Mr. Rose held a variety of positions with Domino's Pizza.

     NICHOLAS S. VOJNOVIC joined the Company as Vice President of Human Resources in March 1997. Prior to joining the Company, Mr. Vojnovic was Regional Recruiter for the On The Border division of Brinker International. Prior to that, Mr. Vojnovic was Director of Recruiting and Training for Sunstate Ventures, a franchisee of Chili's. Mr. Vojnovic has also served as an Instructor at the School of Culinary Arts and Gwinnett Tech Hospitality College in Atlanta, GA.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                              PRICE RANGE OF COMMON STOCK

     The Company completed its IPO on October 21, 1996 by issuing units consisting of one share of Common Stock and one Redeemable Class A Warrant for $6.50 per unit. Since that date, such units have traded on the over-the-counter market. The Company's Common Stock has traded on the over-the-counter market since November 5, 1996. The Company's Units, Common Stock and Warrants are quoted on the Nasdaq SmallCap Market under the symbols DAVEU, DAVE and DAVEW, respectively.

     The following table summarizes the high and low sale prices per share of the Common Stock for the periods indicated, as reported on the Nasdaq SmallCap
Market:

                            1996                                HIGH    LOW
                            ----                                ----    ---
Fourth Quarter..............................................    8.75    6.75

     On March 21, 1997, the last reported sale price for the Common Stock was $8.25 per share. As of March 21, 1997, the Company has approximately 230 record holders of Common Stock.

     The Company's Board of Directors has not declared any dividends on the Company's Common Stock since its inception, and does not intend to pay out any cash dividends on its Common Stock in the foreseeable future. The Board of Directors presently intends to retain all earnings, if any, to finance the development and opening of additional Units. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was formed in March 1994 to develop, own and operate American roadhouse-style barbeque restaurants under the name Famous Dave's. The Company opened its first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. Prior to opening the Linden Hills Unit, the Company had no revenues and its activities were devoted solely to development.

     The Company opened its second unit in June 1996 in Roseville, Minnesota, a suburb of Minneapolis/St. Paul and a third large unit (Blues Club) in Calhoun Square in Minneapolis (together with Linden Hills, the "Existing Units"). The Calhoun Blues Club opened in September 1996 and features live blues music nightly and authentic Chicago blues decor. The Company is presently developing five additional roadhouse-style units in the Minneapolis/St. Paul area and one in the Madison, Wisconsin area.

     Future revenues and profits, if any, will depend upon various factors, including additional market acceptance of the Famous Dave's concept, the quality of the restaurant operations, the ability to expand to multi-unit locations and general economic conditions. The Company's present sources of revenue are limited to its Existing Units. There can be no assurances the Company will successfully implement its expansion plans, in which case it will continue to be dependent on the revenues from the Existing Units. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of an expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel.

     Components of operating expenses include operating payroll and fringe benefits, occupancy costs, repairs and maintenance, and advertising and promotion. The majority of these costs are variable and will increase with sales volume. Management projects that when a new Unit opens, it will incur higher than normal levels of labor and food costs as Unit personnel complete training. Management believes, however, that as new staff gains experience, hourly labor schedules over the ensuing 30-60 day period will be gradually adjusted to provide operating efficiencies similar to those at Existing Units.

     General, administrative and development expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, recruiting, training, rent and office supplies are major items in this category. The Company expects these costs to continue to grow during 1997.

     At January 1, 1996, the Company elected a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Prior to January 1, 1996, the Company used a fiscal year ending on December 31. Fiscal 1996 was a 52-week year.

OPERATING RESULTS

     The Company had no revenues or operations during the period from March 14, 1994 (Inception) to June 19, 1995 (the opening of the Linden Hills Unit). Accordingly, comparisons with periods prior to June 19, 1995 are not meaningful.

     The operating results of the Company expressed as percentage of net revenues were as follows:

                                                                                                        YEARS ENDED
                                                                                                ----------------------------
                                                                                                DECEMBER 29,    DECEMBER 31,
                                                                                                    1996            1995
                                                                                                ------------    ------------
REVENUES, NET..............................................................................         100.0           100.0
COSTS AND EXPENSES:
  Food and Beverage Costs..................................................................          35.8            35.3
  Labor and Benefits.......................................................................          24.0            34.7
  Restaurant Operations....................................................................          19.6            28.0
  Depreciation and Amortization............................................................           4.9             3.5
                                                                                                    -----           -----
TOTAL COSTS AND EXPENSES...................................................................          84.3           101.5
                                                                                                    -----           -----
INCOME (LOSS) FROM OPERATIONS..............................................................          15.7            (1.5)
                                                                                                    -----           -----
OTHER INCOME (EXPENSE):
  General Administrative and Development...................................................         (31.9)          (62.0)
  Depreciation and Amortization............................................................           (.9)              0
  Interest Income, Net.....................................................................           2.2               0
                                                                                                    -----           -----
TOTAL OTHER EXPENSE........................................................................         (30.6)          (62.0)
                                                                                                    -----           -----
NET LOSS...................................................................................         (14.9)          (63.5)
                                                                                                    =====           =====

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Net Sales -- Net sales increased by $4,270,000 or 887% to $4,752,000 for the year ended December 29, 1996 from $481,510 for the year ended December 31, 1995. The increase in sales was due to the Linden Hills Unit being open the entire year in 1996, coupled with the opening of the Roseville Unit in June 1996 and the Calhoun Blues Club in September 1996. As a result of the recent Unit openings, along with expected additional Unit openings in 1997, the Company anticipates net sales and operating expenses to continue to increase during fiscal 1997. The Company had no material menu price increases during 1996.

     Food and beverage costs -- Food and beverage costs for fiscal 1996 were $1,704,000 or 35.8% of net sales compared to $170,000 or 35.3% for fiscal 1995. The increase in food and beverage costs as a percent of net sales was primarily due to increased pork prices, particularly in the second half of fiscal 1996, offset by reduced costs and expenses due to improved purchasing power.

     Labor and benefits -- Labor and benefits were $1,140,000 or 24% of net sales in fiscal 1996 compared to $167,000 or 34.7% of net sales in fiscal 1995. The reduction in labor and benefits as a percent of net sales from fiscal 1995 to fiscal 1996 was primarily due to improved labor management, operating efficiencies and increased sales.

     Restaurant operating expenses -- Restaurant operating expenses for fiscal 1996 were $930,000 or 19.6% of net sales compared to $135,000 or 28.0% of net sales for fiscal 1995. The decrease in restaurant operating expenses as a percent of sales in fiscal 1996 compared to fiscal 1995 is primarily due to improved operating efficiencies and increased sales.

     General, administrative and development expenses -- General, administrative and development expenses increased to $1,518,000 or 31.9% of net sales in fiscal 1996 from $298,000 or 62.0% of net sales in fiscal 1995. The increase in these expenses is largely attributable to additional expenses incurred as the Company increases its corporate and administrative infrastructure to support the development of additional locations.

     Although no assurances can be given, management believes that the current level of sales, additional sales from new Units, trained workforce and general operating environment will continue to improve total Unit-level income in future periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has met its capital requirements through revenues from operations, the sale of Common Stock to and borrowings from its founder, David
W. Anderson, the private placement of Common Stock, and the sale of Common Stock and Warrants to the public.

     During the period from March 14, 1994 (Inception) through December 31, 1995, the Company sold to Mr. Anderson 2,000,000 shares of Common Stock at $.50 per share. Pursuant to the subscription agreement relating to such purchase, payments were made totaling $425,270 during 1994 and $574,730 during 1995. Additionally, the Company entered into a revolving promissory note with Mr. Anderson allowing for advances of up to $2,000,000. As of December 29, 1996, the Company had no outstanding advances under this agreement.

     In July 1996, the Company completed a private placement of 1,356,250 shares of Common Stock at $3.50 per share. The net proceeds to the Company were approximately $4.1 million. Such proceeds have been, and will be, used for additional unit development and working capital.

     In October 1996, the Company completed the initial public offering of 2,645,000 Units at an offering price of $6.50 per Unit, including 345,000 Units from the exercise of the Underwriter's overallotment option which occurred in November 1996. The Company received net proceeds from the offering of approximately $15.2 million after the payment of approximately $2.0 million in related underwriting discount and offering costs. Each Unit consists of one share of Common Stock and one Redeemable Class A Warrant. The Class A Warrants have a four-year term and are exercisable at $8.50 per warrant. Each warrant converts into one share of Common Stock and is redeemable by the Company in the event that the Common Stock averages above $10.20 for 10 trading days. Upon exercise, the warrants may provide for approximately $22 million in additional proceeds.

     For the year ended December 31, 1995, the Company used $227,000 in cash flow for operating activities and during the fiscal year ended December 29, 1996, the Company used $597,000 in cash flow for operating activities.

     Since Inception, the Company's principal capital requirements have been the funding of (i) the development of the Company and the Famous Dave's concept,
(ii) the construction of the Linden Hills, Roseville and Calhoun Units and the acquisition of the furniture, fixtures and equipment therein, (iii) site acquisition and preopening costs, and (iv) the development of additional units as described below. Total capital expenditures for the Linden Hills, Roseville and Calhoun Units were approximately $425,000, $1,100,000 and $2,400,000, respectively.

     The Company is developing additional restaurants in the Minneapolis/St. Paul area. The Company had incurred approximately $1,550,000 in the development of these units as of December 29, 1996. When completed, the Company estimates that capital expenditures for these additional units will be approximately $8.5 million. The units are expected to be complete in 1997.

     In November 1996, the Company purchased land in Maple Grove, MN to construct an approximately 5,200 square foot unit that is scheduled to open in April 1997. The total cost of the land was approximately $810,000. In addition, in December, 1996, the Company purchased land in Stillwater, MN to construct an approximately 5,200 square foot unit that is scheduled to open in August 1997. The total cost of the land was approximately $540,000 of which $150,000 was paid upon closing, with the balance to be paid in four quarterly installments of $97,500 beginning March 1, 1997, or until the commencement of construction when the remaining balance is to be paid.

     In addition to construction in progress, the Company has capitalized approximately $248,000 of direct, pre-opening costs relating to the Roseville and Calhoun Units and Units under construction. It is the Company's policy to amortize the direct costs of hiring and training the initial work force and other direct costs associated with opening a new Unit over a twelve-month period, beginning when the facility is opened, if the recoverability of such costs can be reasonably assured. Accordingly, initial costs related to the Linden Hills Unit were expensed as incurred due to the developmental nature of the Unit.

     In August 1996, the Company secured access to $1,100,000 of capital lease financing and in October 1996, increased the line to $3,500,000. This lease financing will be used for equipment, furniture, fixtures and leasehold improvements. As of December 29, 1996, approximately $970,000 of the $3,500,000 in lease financing had been funded.

     After the completion of these expansion plans, future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

INCOME TAXES

     The Company paid no federal or state income taxes in 1994 or 1995. Prior to March 1996, the Company was an S-Corporation. At December 29, 1996, the Company had federal and state net operating loss carryforwards for tax reporting purposes of approximately $330,000, which if not used will expire in 2011. Future changes in ownership may place limitations on the use of these net operating loss carryforwards.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

     As a result of the relatively substantial revenues associated with each new Unit, the timing of new Unit openings will result in significant fluctuations in quarterly results. The Units may also have higher second or third quarter revenues than the other two quarters as a result of seasonal traffic increases experienced during the summer months.

     The primary inflationary factors affecting the Company's operations include food and beverage and labor costs. In addition, the Company's leases require the Company to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases.

     The Company believes low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company are included herein following the signatures, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          See "exhibit index" on the page following the Financial Statements.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FAMOUS DAVE'S OF AMERICA, INC.
                                                ("Registrant")


Dated: March 31, 1997                           By  /s/ David W. Anderson
                                                    ---------------------------
                                                    David W. Anderson
                                                    Chairman of the Board and
                                                    Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 31, 1997 by the following persons on behalf of the Registrant, in the capacities indicated.

     Each person whose signature appears below constitutes and appoints Mark A. Payne or William M. Mower, or either of them, as his true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


Signature               Title

/s/ David W. Anderson   Chairman of the Board and
----------------------  Chief Executive Officer
David W. Anderson       (principal executive officer)

/s/ Mark A. Payne       Vice President - Finance, Chief Financial
----------------------  Officer, Secretary and Treasurer
Mark A. Payne           (principal financial and accounting officer)

/s/ Douglas S. Lanham   President, Chief Operating Officer
----------------------  and Director
Douglas S. Lanham

/s/ Thomas J. Brosig    Director
----------------------
Thomas J. Brosig

/s/ Richard L. Monfort  Director
----------------------
Richard L. Monfort

/s/ Martin J. O'Dowd    Director
----------------------
Martin J. O'Dowd

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Famous Dave's of America, Inc.:

We have audited the accompanying consolidated balance sheets of Famous Dave's of America, Inc. and Subsidiaries as of December 29, 1996 and December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave's of America, Inc. and Subsidiaries as of December 29, 1996 and December 31, 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                         LUND KOEHLER COX & COMPANY, PLLP

Minneapolis, Minnesota
January 27, 1997

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995



                                                                    1996             1995
                                                               ---------------  --------------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $     4,906,640  $      100,297
  Available-for-sale securities                                      9,417,188               0
  Inventories                                                          166,594          10,921
  Prepaids and other current assets                                    577,590          69,176
                                                               ---------------  --------------
     Total current assets                                           15,068,012         180,394
                                                               ---------------  --------------

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                  5,837,844       1,203,265
                                                               ---------------  --------------
OTHER ASSETS:
  Construction in progress                                             192,131          73,487
  Pre-opening expenses, net                                            159,292               0
  Other                                                                 63,180               0
                                                               ---------------  --------------
     Total other assets                                                414,603          73,487
                                                               ---------------  --------------
                                                               $    21,320,459  $    1,457,146
                                                               ===============  ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $       445,910  $      109,974
  Notes payable                                                        473,044         623,869
  Current portion of capital lease obligations                         162,261               0
  Other current liabilities                                            194,430          29,493
                                                               ---------------  --------------
     Total current liabilities                                       1,275,645         763,336

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                      741,797               0
                                                               ---------------  --------------
     Total liabilities                                               2,017,442         763,336
                                                               ---------------  --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    6,001,250 and 2,000,000 shares issued and outstanding               60,013          20,000
  Additional paid-in capital                                        19,586,515         980,000
  Unrealized loss on securities available-for-sale                     (11,850)              0
  Accumulated deficit                                                 (331,661)       (306,190)
                                                               ---------------  --------------
     Total shareholders' equity                                     19,303,017         693,810
                                                               ---------------  --------------

                                                               $    21,320,459  $    1,457,146
                                                               ===============  ==============


         See accompanying notes to consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995


                                                          1996                1995
                                                     --------------     ----------------


SALES, NET                                           $    4,751,835     $        481,510
                                                     --------------     ----------------

COSTS AND EXPENSES:
  Food and beverage costs                                 1,704,421              169,789
  Labor and benefits                                      1,139,528              167,183
  Restaurant operating expenses                             930,149              135,034
  Depreciation and amortization                             232,899               17,009
                                                     --------------     ----------------
     Total costs and expenses                             4,006,997              489,015
                                                     --------------     ----------------

     Income (loss) from operations                          744,838               (7,505)
                                                     --------------     ----------------

OTHER (INCOME) EXPENSE:
  General, administrative and development                 1,517,862              298,427
  Depreciation and amortization                              40,253                  258
  Interest income, net                                     (106,679)                   0
                                                     --------------     ----------------
     Total other expense                                  1,451,436              298,685
                                                     --------------     ----------------

NET LOSS                                                   (706,598)            (306,190)
                                                     ==============     ================

NET LOSS PER COMMON SHARE                            $        (0.21)    $          (0.14)
                                                     ==============     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                3,293,716            2,214,423
                                                     ==============     ================


See accompanying notes to consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995

                                                                                        Unrealized
                                                                                         Loss on
                                     Common Stock         Additional       Stock        Securities
                                                            Paid-In     Subscription    Available-    Accumulated
                                  Shares      Amount        Capital      Receivable     -For-Sale       Deficit           Total
                                 ---------  ----------- --------------  ------------   -------------  -----------     ------------

BALANCE - DECEMBER 31, 1994      2,000,000  $   20,000  $      980,000   $ (574,730)    $          0   $        0     $    425,270

  Payments received
  on stock subscription             --           --            --           574,730           --            --             574,730

  Net loss                          --           --            --             --              --         (306,190)        (306,190)
                                 ---------  ----------- --------------  ------------   -------------  -----------     ------------


BALANCE - DECEMBER 31, 1995      2,000,000      20,000         980,000            0                0     (306,190)         693,810

  Termination of S
  Corporation status                --           --           (681,127)       --              --          681,127                0

  Private placement of common
  stock at $3.50 per share,
  net of issuance costs          1,356,250      13,563       4,125,153        --              --            --           4,138,716

  Initial public offering of
  common stock at $6.50 per
  share, net of issuance costs   2,645,000      26,450      15,162,489        --              --            --          15,188,939

  Change in unrealized loss
  on securities available-
  for-sale                          --           --            --             --             (11,850)       --             (11,850)

  Net loss                          --           --            --             --              --         (706,598)        (706,598)
                                 ---------  ----------- --------------  ------------   -------------  -----------     ------------

BALANCE - DECEMBER 29, 1996      6,001,250  $   60,013  $   19,586,515   $        0     $    (11,850)  $ (331,661)    $ 19,303,017
                                 =========  =========== ==============  ============   =============  ===========     ============


         See accompanying notes to consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995


                                                            1996               1995
                                                       --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $    (706,598)     $     (306,190)
  Adjustments to reconcile net loss to
  cash flows from operating activities:
    Depreciation and amortization                            273,152              17,009
   Changes in working capital items -
    Inventories                                             (155,673)            (10,921)
    Prepaids and other current assets                       (508,414)            (66,434)
    Accounts payable                                         335,936             109,974
    Other current liabilities                                164,937              29,493
                                                       --------------     ---------------
     Cash flows from operating activities                   (596,660)           (227,069)
                                                       --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment
    and leasehold improvements                            (4,241,596)           (808,369)
  Increase in construction in progress                      (118,644)            (73,487)
  Purchases of available-for-sale securities              (9,429,038)                  0
  Purchase of intangibles                                    (63,180)                  0
  Payment of pre-opening expenses                           (247,978)                  0
                                                       --------------     ---------------
     Cash flows from investing activities                (14,100,436)           (881,856)
                                                       --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement of stock,
     net of issuance costs                                 4,138,716                   0
  Proceeds from initial public offering, net
     of issuance costs                                    15,188,939                   0
  Payments on capital lease obligations                      (64,741)                  0
  Advances on note payable - stockholder, net                240,525             276,046
  Proceeds from mortgage note payable - bank                       0             375,000
  Payments on mortgage note payable - bank                         0             (27,177)
  Payments received on stock subscription                          0             574,730
                                                       --------------     ---------------
     Cash flows from financing activities                 19,503,439           1,198,599
                                                       --------------     ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                      4,806,343              89,674

CASH AND CASH EQUIVALENTS, BEGINNING                         100,297              10,623
                                                       --------------     ---------------

CASH AND CASH EQUIVALENTS, ENDING                      $   4,906,640      $      100,297
                                                       ==============     ===============


         See accompanying notes to consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995


(1)  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Famous Dave's of America, Inc. (the Company) was incorporated in the State of Minnesota on March 14, 1994. The Company develops, owns and operates American roadhouse style barbeque restaurants (the Units) under the name "Famous Dave's". The Company presently owns and operates three restaurants, one located in the Linden Hills neighborhood of Minneapolis, one in Roseville, Minnesota and the third in Calhoun Square in Minneapolis.
As of December 29, 1996, the Company had five additional restaurants in development in the Minneapolis/St. Paul area.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Famous Dave's of America, Inc. and its wholly owned subsidiaries Lake & Hennepin BBQ and Blues, Inc. and D&D of Minnesota, Inc. Lake & Hennepin BBQ and Blues, Inc. and D&D of Minnesota, Inc. had no operating activity through December 29, 1996. All significant intercompany transactions have been eliminated in consolidation.

FISCAL YEAR - Beginning January 1, 1996, the Company adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. Fiscal year 1996 was a 52 week year. Prior periods using a calendar year end have not been restated for comparative purposes as the differences are immaterial.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents certificates of deposit and all other investments with original maturities of three months or less when purchased which are readily convertible into known amounts of cash.

INVENTORIES - Inventories consist principally of food, beverages and retail goods and are recorded at the lower of cost (first-in, first-out) or market.

DEPRECIATION - Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures and equipment are depreciated using the straight-line method over five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term including option periods.

PRE-OPENING EXPENSES - It is the Company's policy to capitalize the direct and incremental costs associated with opening a new Unit which consist primarily of hiring and training the initial workforce and other direct costs. These costs are amortized over the first twelve months of the Unit's operations if the recoverability of such costs can be reasonably assured. Expenses incurred prior to opening the Company's first Unit were charged to operations when incurred due to the developmental nature of the Unit.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995


MUSIC PRODUCTION COSTS - In accordance with Statement of Financial Accounting Standards No. 50 "Financial Reporting in the Record and Music Industry", the Company has expensed all amounts related to music production costs in the period incurred.

RIB PROMOTIONAL ACTIVITY - The Company incurs expenses for participation in rib festivals and other events and records these expenses in the period incurred, net of any related revenues generated by the activity.

INCOME TAXES - Through March 3, 1996 the Company, with the consent of its then sole shareholder, had elected under the Internal Revenue Code to be an S Corporation. In lieu of corporation income taxes, a shareholder of an S Corporation is taxed on his proportionate share of the company's taxable income. See Note 11.

RECENTLY ISSUED ACCOUNTING STANDARD - During 1996 the Company adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121). Statement 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The adoption of Statement 121 did not have an impact on the Company's financial position or results of operations.

MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on net loss or shareholders' equity for the year ended December 31, 1995.

NET LOSS PER COMMON SHARE - Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. Common equivalent shares consist of dilutive options to purchase common stock. However, pursuant to certain rules of the Securities and Exchange Commission, the calculation also includes equity securities, including options and warrants, issued within one year of an initial public offering with an issue price less than the initial public offering price, even if the effect is anti-dilutive. The treasury stock method was used in determining the effect of such issuances.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995


(2)  AVAILABLE-FOR-SALE SECURITIES

The Company classifies all investments which are not cash equivalents as available-for-sale securities with all gross unrealized gains or losses included as a separate component of shareholders' equity. There were unrealized losses of $11,850 and $0 at December 29, 1996 and December 31, 1995.

Available-for-sale securities at December 29, 1996 consist of commercial paper and a corporate bond, are reported at fair value and are due within one year of the financial statement date.

(3)  INVENTORIES

Inventories consisted of the following at:

                   December 29,  December 31,
                       1996          1995
                   ------------  ------------
Food and beverage      $ 43,898       $ 4,950
Retail goods            122,696         5,971
                   ------------  ------------
                       $166,594       $10,921
                   ============  ============

(4)  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consisted of the following at:


                                   December 29,  December 31,
                                       1996          1995
                                   -----------   ------------
Land, buildings and improvements    $4,477,754    $1,066,447
Furniture, fixtures and equipment    1,182,323       153,827
Portable kitchen equipment             141,126             0
Antiques                               234,232             0
Less:  accumulated depreciation       (197,591)      (17,009)
                                   -----------   -----------
                                    $5,837,844    $1,203,265
                                   ===========   ===========

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995


(5)  CONSTRUCTION IN PROGRESS

Construction in progress consists of direct and indirect costs related to the Company's uncompleted development of its additional Units in the Minneapolis/St. Paul area. Total costs incurred were $192,131 and $73,487 (including capitalized interest of $0 and $9,067) as of December 29, 1996 and December 31, 1995.

(6)  NOTES PAYABLE

MORTGAGE NOTE PAYABLE - CONTRACT FOR DEED - The Company has a mortgage note payable of $389,673 accruing interest quarterly at 9% quarterly and secured by land. The principal balance is payable in four quarterly installments of $97,418 beginning March 1, 1997, or until commencement of construction when the remaining balance is to be paid.

NOTE PAYABLE - SHAREHOLDER - The Company has a $2,000,000 revolving note with its majority shareholder. The note bears interest at 8%, is unsecured and is due on demand. Outstanding balances on the note were $83,371 and $276,046 at December 29, 1996 and December 31, 1995.

MORTGAGE NOTE PAYABLE - BANK - The Company had a mortgage note maturing September 1996, accruing interest at 1% over the prime rate (effective rate of 9.75%) and secured by a real estate mortgage on the site of its proposed St. Paul, Minnesota Unit. The balance outstanding at December 31, 1995 was $347,823. This note was assumed by S&D Land Holdings, Inc. on January 1, 1996 (see Note 7).

NOTE PAYABLE - BANK - The Company has a $1,000,000 revolving note due June 26, 1997, accruing interest at the prime rate (effective rate of 8.25%), and secured by all the assets of the Company and the personal guaranty of the Company's majority shareholder. There were no outstanding balances at December 29, 1996 and December 31, 1995.

(7)  RELATED PARTY TRANSACTIONS

S&D LAND HOLDINGS, INC. - On January 1, 1996, the Company transferred the real estate, excluding improvements, of its Linden Hills Unit and the site of a proposed Unit in St. Paul, Minnesota to its majority shareholder in exchange for amounts due to the shareholder and assumption of bank debt (see Note 6) totaling $781,023. The Company recognized no gain or loss on the transactions and believes the exchange prices approximated the fair market values of the real estate exchanged. The shareholder concurrently transferred the real estate to S&D Land Holdings, Inc. (S&D), a company wholly owned by the majority shareholder, and entered into leases with the Company for the real estate (see
Note 13).  At December 29, 1996, the Company owed S&D $48,337.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995


GRAND PINES RESORTS, INC. - Grand Pines Resorts, Inc. (Grand Pines), is a company wholly owned by the majority shareholder of the Company. The Company charges Grand Pines a royalty of 4% of its food sales. Royalty income was $48,619 and $33,646 for the years ended December 29, 1996 and December 31, 1995. The Company also provides certain management services to Grand Pines for 3% (4% in 1995) of its food sales. Management fee income was $38,284 and $33,646 for the years ended December 29, 1996 and December 31, 1995. At December 29, 1996, Grand Pines owed the Company $214,549 for royalties, management services and other expenses.

(8)  CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under agreements that expire through June 2001. Interest is provided for at rates of approximately 11% to 17%. The obligations are secured by the equipment under lease. Total cost and accumulated depreciation of the leased equipment is $968,799 and $76,814 at December 29, 1996.

Future minimum lease payments are as follows for the fiscal years ending:


1997                                                      $ 254,026
1998                                                        254,026
1999                                                        253,314
2000                                                        245,492
2001                                                        156,356
                                                          ---------
Total                                                     1,163,214
Less:  amount representing interest                         259,156
                                                          ---------
Present value of future minimum lease payments              904,058
Less:  current portion                                     (162,261)
                                                          ---------
Obligations under capital leases, net of current portion  $ 741,797
                                                          =========

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995


(9)  SHAREHOLDERS' EQUITY

STOCK SPLIT - On June 11, 1996, the Company declared a 2,000-for-1 stock split. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

PRIVATE PLACEMENT OF COMMON STOCK - During July 1996, the Company sold 1,356,250 shares of its common stock in a private placement for $3.50 per share and received net proceeds of approximately $4,100,000.

INITIAL PUBLIC OFFERING - During October and November 1996, the Company sold, in an initial public offering, 2,645,000 units consisting of one share of common stock and one Redeemable Class A Warrant for $6.50 per unit. Class A Warrants entitle the holder to purchase one share of common stock. Net proceeds to the Company totaled approximately $15,200,000.

(10)  STOCK OPTIONS

STOCK OPTION PLAN - The Company adopted a Stock Option and Compensation Plan (the "Plan") in 1995, pursuant to which options and other awards to acquire an aggregate of 700,000 shares of the Company's common stock may be granted.
Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. In general, options vest over a period of five years and expire ten years from the date of grant. In addition, the Company has granted certain stock options outside of the Plan.

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net loss would have been increased to the proforma amounts indicated below:


                       1996       1995
                     ---------  ---------
Net loss:
  As reported        $706,598   $306,190
  Pro forma          $866,644   $306,738
Earnings per share:
  As reported        $  (0.21)  $  (0.14)
  Pro forma          $  (0.26)  $  (0.14)

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995


Information regarding the Company's stock options is summarized below:


                                      1996                     1995
                             -----------------------  -----------------------
                                         Weighted                 Weighted
                                         Average                  Average
                             Shares   Exercise Price  Shares   Exercise Price
                             ------   --------------  ------   --------------
Options outstanding,
  beginning of year          150,000  $         1.00        0  $         0.00
   Granted                   365,000            5.10  150,000            1.00
   Canceled                        0            0.00        0            0.00
   Exercised                       0            0.00        0            0.00
                             -------                  -------
Options outstanding,
  end of year                515,000  $         3.90  150,000  $         1.00
Options exercisable,         =======            ====  =======            ====
  end of year                 55,000  $         2.51        0  $         0.00
Weighted average fair        =======            ====  =======            ====
  value of options granted            $         3.85           $         0.44
                                                ====                     ====

Of the 365,000 stock options granted during 1996, 75,000, with exercise prices ranging from $4.33 to $6.75 per share, were granted outside of the Plan.

Options outstanding at December 29, 1996 have an exercise price ranging between $1.00 and $7.00 and a weighted average remaining contractual life of 9.47 years.

In determining the compensation cost of the options granted during 1996 and 1995, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:


                                          1996       1995
                                        ---------  --------
Risk free interest rate                      7%         7%
Expected life of options granted        10 years   10 years
Expected volatility of options granted    34.3%       0.0%

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995


(11)  INCOME TAXES

The Company was an S Corporation through March 3, 1996 and incurred losses totaling $681,127. Accordingly, these losses have been recognized by the Company's majority stockholder on his personal tax return. These losses have been reclassed to additional paid-in capital during 1996.

From March 4, 1996 through December 29, 1996 the Company generated a net operating loss of approximately $330,000 which, if not used, will expire in 2011. Future changes in the ownership of the Company may place limitations on the use of this net operating loss carryforward. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefit.


                                 December 29, 1996  December 31, 1995
                                 -----------------  -----------------
Net operating loss carryforward  $        133,000   $               0
Valuation allowance                      (133,000)                  0
                                 ----------------   -----------------
  Net deferred taxes             $              0   $               0
                                 ================   =================

(12)  SUPPLEMENTAL CASH FLOWS INFORMATION


                                                      December 29,  December 31,
                                                          1996          1995
                                                      ------------  ------------
Cash paid for interest                                $     90,675  $      9,067
                                                      ============  ============
NON CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchased under capital lease
 obligations                                          $    968,799  $          0
                                                      ============  ============
Change in unrealized loss on
 securities available-for-sale                        $     11,850  $          0
                                                      ============  ============
Purchase of land with contract for deed               $    389,673             0
                                                      ============  ============
Real estate exchanged to retire debt                  $    781,023  $          0
                                                      ============  ============

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995


(13)  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company has entered into various operating leases as follows:

LEASES WITH S&D LAND HOLDINGS, INC. - The Company leases the real estate for certain of its current or proposed Units from S&D Land Holdings, Inc., a company wholly owned by the Company's majority stockholder. Each lease generally has a ten-year term with two five-year options to extend and requires the payment of base rent plus the payment of real estate taxes and operating expenses as follows:

     Linden Hills Unit - Base rent of $48,800 per year payable monthly, adjusted annually for inflation. Expires in 2005 with two five-year extensions available.

     Roseville Unit - Base rent of $82,200 per year payable monthly, adjusted annually for inflation. Expires in 2003 with one five-year extension available.

     Proposed St. Paul, Minnesota Unit - Base rent of $44,900 per year payable monthly, adjusted annually for inflation. Expires in 2005 with two five-year extensions available.

     Proposed Minnetonka, Minnesota Unit - Base rent of $124,129 per year payable monthly, adjusted annually for inflation. Expires in 2005 with two five-year extensions available.

CORPORATE OFFICE - The Company has a lease for its corporate office space that expires in 1998. Base rent is $3,951 per month. The Company also is required to pay its pro rata share of real estate taxes and operating expenses.

CALHOUN SQUARE UNIT - The Company leases space for its Calhoun Square Unit under a lease that expires in 2011, but may be terminated at the Company's election after the first five years. The lease requires initial base rent of $159,516 per year payable monthly, plus a percentage rent of 5% of annual gross sales in excess of $3,129,320, payable annually. The Company has the right to extend the term for two five-year periods. In addition to the base and percentage rents, the lease requires the Company to pay real estate taxes and operating expenses.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995


Future minimum rental payments (excluding percentage rents) for the operating leases described above are as follows for the years ending December 31:


1997        $  506,957
1998           491,153
1999           459,545
2000           459,545
2001           379,787
Thereafter     987,766
            ----------
  Total     $3,284,753
            ==========

Rent expense was $232,456 and $4,650 for the years ended December 29, 1996 and December 31, 1995.

EMPLOYMENT AGREEMENTS - As of December 29, 1996 the Company had employment agreements with three of its officers. The agreements require minimum annual compensation of $100,000 to $125,000 and have terms of two to three years. All of the contracts require at least six months' severance payments with a resulting one to two year non-compete with one of the contracts requiring up to twelve months' severance.

CONCENTRATION OF CREDIT RISK - The Company maintains cash accounts with various financial institutions. The balances at times may exceed federally insured limits.

                                 EXHIBIT INDEX



EXHIBIT
  NO.    DESCRIPTION                                                    PAGE NO.
-------  -----------                                                    --------
 3.1     Articles of Incorporation, incorporated by reference from
         Exhibit 3.1 to the Company's Registration Statement on Form
         SB-2 (File No. 333-10675) filed with the Securities and
         Exchange Commission on August  23, 1996 (the "1996 SB-2")
 3.2     Bylaws, incorporated by reference from Exhibit 3.2 to the
         1996 SB-2
10.1     Lease Agreement dated as of January 1, 1996 by and between
         S&D Land Holdings, Inc. and Famous Dave's of Minneapolis,
         Inc. (Linden Hills), incorporated by reference from Exhibit
         10.1 to the 1996 SB-2
10.2     Lease Agreement dated as of January 1, 1996 by and between
         S&D Land Holdings, Inc. and Famous Dave's of Minneapolis,
         Inc. (Highland Park), incorporated by reference from Exhibit
         10.2 to the 1996 SB-2
10.3     Lease Agreement dated as of January 15, 1996 by and between
         S&D Land Holdings, Inc. and Famous Dave's of Minneapolis,
         Inc. (Minnetonka), incorporated by reference from Exhibit
         10.3 to the 1996 SB-2
10.4     Sublease Agreement dated as of January 1, 1996 by and
         between S&D Land Holdings, Inc. and Famous Dave's of
         Minneapolis, Inc. (Roseville), incorporated by reference
         from Exhibit 10.4 to the 1996 SB-2
10.5     Lease Agreement dated January 4, 1996 by and between Calhoun
         Square Associates Limited Partnership and Lake & Hennepin
         BBQ and Blues, Inc., as amended on March 26, 1996 and as
         further amended on July 15, 1996 (Calhoun Square),
         incorporated by reference from Exhibit 10.5 to Amendment No.
         1 to the 1996 SB-2 filed with the Securities and Exchange
         Commission on October 1, 1996 ("Amendment No. 1 to the 1996
         SB-2")
10.6     Assignment and Assumption of Lease Agreement dated as of May
         13, 1996 by and between Innovative Gaming, Inc. Carlson Real
         Estate Company, and Famous Dave's of America, Inc., and Side
         Agreement dated May 16, 1996 between Innovative Gaming, Inc.
         and Famous Dave's of America, Inc. (corporate headquarters), incorporated by reference from Exhibit 10.6 to the 1996 SB-2
10.7     Company's 1995 Stock Option and Compensation Plan, incorporated by reference from Exhibit 10.7 to the 1996 SB-2


EXHIBIT
  NO.    DESCRIPTION                                                                         PAGE NO.
-------  -----------                                                                         --------
10.8     Amendment dated August 12, 1996 to the Company's 1995 Stock Option and
         Compensation Plan, incorporated by reference from Exhibit 10.13 to
         Amendment No. 1 to the 1996 SB-2
10.9     Amendment dated February 4, 1997 to the Company's 1995 Stock Option and
         Compensation Plan
10.10    Employment Agreement dated as of March 4, 1996 between the Company and
         David W. Anderson, incorporated by reference from Exhibit 10.8 to the
         1996 SB-2
10.11    Employment Agreement dated as of August 12, 1996 between the Company and Mark A. Payne, incorporated by reference from Exhibit 10.10 to the 1996 SB-2
10.12    Employment Agreement dated as of December 18, 1996 between the Company and Stanley R. Herman, as amended as of January 23, 1997
10.13    Employment Agreement dated as of January 23, 1997 between the Company and Douglas S. Lanham
10.14    Trademark License Agreement between Famous Dave's of America, Inc. and
         Grand Pines Resorts, Inc., incorporated by reference from Exhibit 10.11 to the 1996 SB-2
10.15    Management Agreement dated January 1, 1996 between Famous Dave's
         Enterprises, Inc. and Famous Dave's of Minneapolis, Inc., incorporated by reference from Exhibit 10.12 to the 1996 SB-2
21.1     Subsidiaries of Famous Dave's of America, Inc.
23.1     Consent of Lund Koehler Cox & Company, PLLP
24       Power of Attorney (set forth on the signature page)
27.1     Financial Data Schedule