Form 10-Q
period 1997-03-30
FAMOUS DAVE S OF AMERICA INC
filed 1997-05-09
CIK 1021270

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB




[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 30, 1997

       [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from                      to
                                    --------------------    -----------------
                     Commission file number    33-10675
                                               --------


                       FAMOUS DAVE'S OF AMERICA, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)

          Minnesota                                     41-1782300
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

       12700 Industrial Park Boulevard, Suite #60, Plymouth, MN  55441
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

                     Yes   X       No
                         -----        -----

At May 2, 1997 there were 6,024,250 shares of common stock, $.01 par value, outstanding.

                       FAMOUS DAVE'S OF AMERICA, INC.
                              Form 10-QSB Index
                                March 30, 1997


                                                                  Page Number
                                                                  -----------
PART I       FINANCIAL INFORMATION

             Item 1. Financial Statements                              3

             Condensed Consolidated Balance Sheets -                   3
              March 30, 1997 and December 29, 1996

             Condensed Consolidated Statements of Operations -         4
              for the thirteen weeks ended March 30, 1997 and March 31, 1996

             Condensed Consolidated Statements of Cash Flows -         5
              for the thirteen weeks ended March 30, 1997 and March 31, 1996

             Notes to Condensed Consolidated Financial Statements      6

             Item 2. Management's Discussion and Analysis of           8
             Financial Condition and Results of Operations

PART II      OTHER INFORMATION

             Items 1 and 6.                                            12

             Signatures                                                13

Part I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 30,           DECEMBER 29,
                                                                     1997                 1996
                                                                -------------        --------------
                            ASSETS                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                    $   3,432,261        $     4,906,640
  Available-for-sale securities                                    9,837,197              9,417,188
  Inventories                                                        185,562                166,594
  Prepaid expenses and other current assets                          581,714                577,590
                                                               -------------        ---------------
     Total current assets                                         14,036,734             15,068,012
                                                               -------------        ---------------

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                               5,891,608              5,837,844
                                                               -------------        ---------------

OTHER ASSETS:
  Construction in progress                                         1,061,042                192,131
  Pre-opening expenses, net                                          117,917                159,292
  Other                                                               64,539                 63,180
                                                               -------------        ---------------
     Total other assets                                            1,243,498                414,603
                                                               -------------        ---------------

                                                               $  21,171,840        $    21,320,459
                                                               =============        ===============


        LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                             $     859,624        $       445,910
  Notes payable                                                      390,580                473,044
  Current portion of capital lease obligations                       162,262                162,261
  Other current liabilities                                          341,645                194,430
                                                               -------------        ---------------
     Total current liabilities                                     1,754,111              1,275,645

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
   PORTION                                                           702,649                741,797
                                                               -------------        ---------------
     Total liabilities                                             2,456,760              2,017,442
                                                               -------------        ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    6,015,250 and 6,001,250 shares issued and outstanding             60,153                 60,013
  Additional paid-in capital                                      19,600,375             19,586,515
  Unrealized gain (loss) on securities available-for-sale              5,500                (11,850)
  Accumulated deficit                                               (950,948)              (331,661)
                                                               -------------        ---------------
     Total shareholders' equity                                   18,715,080             19,303,017
                                                               -------------        ---------------
                                                               $  21,171,840        $    21,320,459
                                                               =============        ===============

See accompanying notes to condensed consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               THIRTEEN WEEKS ENDED
                                                                          ----------------------------------
                                                                          MARCH 30,              MARCH 31,
                                                                            1997                   1996
                                                                          --------               ---------
                                                                        (UNAUDITED)             (UNAUDITED)



SALES, NET                                                           $   2,240,683           $    290,388
                                                                     -------------           ------------
COSTS AND EXPENSES:
  Food and beverage costs                                                  780,026                 94,743
  Labor and benefits                                                       572,320                 75,400
  Restaurant operating expenses                                            455,838                 73,902
  Depreciation and amortization                                            123,732                  7,948
                                                                     -------------           ------------
     Total costs and expenses                                            1,931,916                251,993
                                                                     -------------           ------------

INCOME FROM RESTAURANT OPERATIONS                                          308,767                 38,395
                                                                     -------------           ------------

OTHER INCOME (EXPENSE):
  General and administrative                                            (1,067,010)              (285,947)
  Interest and other income (expense), net                                 138,956                 (2,896)
                                                                     -------------           ------------
     Total other (expense)                                                (928,054)              (288,843)
                                                                     -------------           ------------

NET LOSS                                                             $    (619,287)          $   (250,448)
                                                                     =============           ============

NET LOSS PER COMMON SHARE                                            $       (0.10)          $      (0.11)
                                                                     =============           ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                           6,217,422              2,214,423
                                                                     =============           ============




See accompanying notes to condensed consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          THIRTEEN WEEKS ENDED
                                                                            ------------------------------------------------
                                                                                   MARCH 30,                  MARCH 31,
                                                                                     1997                       1996
                                                                            ----------------------      --------------------
                                                                                  (UNAUDITED)                 (UNAUDITED)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                                     $      (619,287)           $          (250,448)
Adjustments to reconcile net loss to
cash flows from operating activities:
  Depreciation and amortization                                                      157,166                          7,948
  Changes in working capital items -
      Inventories                                                                    (18,968)                        (6,433)
      Prepaids and other current assets                                               (4,124)                       (56,459)
      Accounts payable                                                               413,714                        213,823
      Other current liabilities                                                      147,215                         71,869
                                                                             ---------------            -------------------
         Cash flows from operating activities                                         75,716                        (19,700)
                                                                             ---------------            -------------------
CASH FLOWS FROM
   INVESTING ACTIVITIES:
Purchase of property, equipment
  and leasehold improvements                                                        (154,174)                      (115,770)
Increase in construction progress                                                   (868,911)                      (421,318)
Net increase in securities available-for-sale                                       (402,659)                             0
Purchase of intangibles                                                               (8,753)                             0
Payment of pre-opening expenses                                                       (7,987)                        (7,180)
                                                                             ---------------            -------------------
         Cash flows from investing activities                                     (1,442,484)                      (544,268)
                                                                             ---------------            -------------------
CASH FLOWS FROM
   FINANCING ACTIVITIES:
Advances (payments) on notes payable                                                 (82,464)                       493,407
Payments on capital lease obligations                                                (39,147)                             0
Proceeds from exercise of stock options                                               14,000                              0
                                                                             ---------------            -------------------
         Cash flows from financing activities                                       (107,611)                       493,407
                                                                             ---------------            -------------------
DECREASE IN CASH AND CASH
   EQUIVALENTS                                                                    (1,474,379)                       (70,561)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                              4,906,640                        100,297
                                                                             ---------------            -------------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                             $     3,432,261            $            29,736
                                                                             ===============            ===================

See accompanying notes to condensed consolidated financial statements.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 30, 1997
                                 (Unaudited)

(1) GENERAL

     The business of Famous Dave's of America, Inc. (the "Company") is to develop, own and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's." During the thirteen weeks ended March 31, 1996, the Company owned and operated one restaurant, located in the Linden Hills neighborhood of Minneapolis (the "Linden Hills Unit"). During the thirteen weeks ended March 30, 1997, the Company owned and operated three restaurants: the Linden Hills Unit, a unit in Roseville, Minnesota which opened in June 1996 (the "Roseville Unit"), and a unit in Calhoun Square in Minneapolis which opened in September 1996 (the "Calhoun Blues Club"). As of March 30, 1997 the Company had five additional units in development in the Minneapolis/St. Paul area and one unit in development in Madison, Wisconsin. During April 1997, the Company opened one of these additional units in Maple Grove, Minnesota.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen weeks ended March 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

     Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation with no impact on previously reported net loss or shareholders' equity.


(3) INITIAL PUBLIC STOCK OFFERING

     During October and November 1996, the Company sold, in an initial public offering, 2,645,000 units consisting of one share of common stock and one Redeemable Class A Warrant for $6.50 per unit. Net proceeds to the Company totaled approximately $15,200,000. Each Redeemable Class A Warrant entitles the holder to purchase one share of common stock for $8.50 per share.

(4) INCOME (LOSS) PER COMMON SHARE

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

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               MARCH 30, 1997
                                 (UNAUDITED)


(5) RELATED PARTY TRANSACTIONS

     S&D LAND HOLDINGS, INC. - The Company leases the real estate for four of its current or proposed units from S&D Land Holdings, Inc. (S&D), a company wholly owned by the Company's founding Shareholder.

     GRAND PINES RESORTS, INC. - Grand Pines Resorts, Inc. (Grand Pines) is a company wholly owned by the founding shareholder of the Company. The Company charges Grand Pines a royalty of 4% of its food sales and provides certain management services to Grand Pines for 3% of its food sales. Royalty and management services income totaled $18,634 and $11,197 for the thirteen weeks ended March 30, 1997 and March 31, 1996, respectively.

     NOTE PAYABLE - SHAREHOLDER - The Company has a $2,000,000 revolving note with its founding shareholder. The note bears interest at 8%, is unsecured and is due on demand. There were no outstanding balances on the note at March 30, 1997.

(6) INCOME TAXES

     The Company was an S Corporation through March 3, 1996. Accordingly, losses incurred through March 3, 1996 have been recognized by the Company's founding shareholder. From March 4, 1996 though December 29, 1996, the Company generated a net operating loss of approximately $330,000 which, if not used, will expire in 2011. During the thirteen weeks ended March 30, 1997, an additional net operating loss of approximately $620,000 was generated which, if not used, will expire in 2012. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.
The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefit.

ITEM 2.
               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The business of Famous Dave's of America, Inc. (the "Company") is to develop, own and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's." During the thirteen weeks ended March 31, 1996, the Company owned and operated one restaurant, located in the Linden Hills neighborhood of Minneapolis (the "Linden Hills Unit"). During the thirteen weeks ended March 30, 1997, the Company owned and operated three restaurants: the Linden Hills Unit; a unit in Roseville, Minnesota which opened in June 1996 (the "Roseville Unit"); and a unit in Calhoun Square in Minneapolis which
opened in September 1996 (the "Calhoun Blues Club").   The Calhoun Blues Club
features live blues music nightly and an authentic Chicago blues decor. As of March 30, 1997, the Company had five units in development in the Minneapolis/St. Paul area (Maple Grove, St. Paul, Stillwater, Minnetonka and Forest Lake) and one in Madison, Wisconsin. The unit in Maple Grove opened in April 1997.

     Future additional revenues and profits, if any, will depend upon various factors, including additional market acceptance of the Famous Dave's concept, the quality of the restaurant operations, the ability to expand to multi-unit locations and general economic conditions. The Company's present sources of revenue are limited to existing operating units. There can be no assurances the Company will successfully implement its expansion plans, in which case it will continue to be dependent on the revenues from existing operating units. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of an expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 29, 1996.

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of net sales were as follows:


                                            THIRTEEN WEEKS ENDED
                                   -------------------------------------
                                   MARCH 30, 1997         MARCH 31, 1996
                                   --------------         --------------
                                      PERCENT                PERCENT
                                      -------                -------
Sales, Net                             100.0                  100.0
                                       -----                  -----

Costs and Expenses:
 Food and beverage costs                34.8                   32.6
 Labor and benefits                     25.5                   26.0
 Restaurant operating expenses          20.3                   25.4
 Depreciation and amortization           5.6                    2.8
                                       -----                  -----
  Total Costs and Expenses              86.2                   86.8
                                       -----                  -----

Income from restaurant operations       13.8                   13.2
                                       -----                  -----

Other Income (Expense):
 General and administrative            (47.6)                 (98.4)
 Interest and other income (expense),
 net                                     6.2                   (1.0)
                                       -----                  -----
  Total Other (Expense)                (41.4)                 (99.4)
                                       -----                  -----

Net Loss                               (27.6)                 (86.2)
                                       -----                  -----


               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sales

     Net sales for the thirteen weeks ended March 30, 1997 were $2,240,683 compared to $290,388 for the same period in 1996, a 671% increase. The increase in sales is primarily due to the opening of the Roseville Unit in June 1996 and the Calhoun Blues Club in September 1996.

Food And Beverage Costs

     Food and beverage costs for the thirteen weeks ended March 30, 1997 were $780,026 or 34.8% of sales, compared to $94,743 or 32.6% of sales for the same period in 1996. The increase in food and beverage costs as a percent of sales for the thirteen weeks ended March 30, 1997 compared to 1996 was primarily due to increased pork prices.

Labor And Benefits

     Labor and benefits for the thirteen weeks ended March 30, 1997 were $572,320 or 25.5% of sales, compared to $75,400 or 26% of sales for the same period in 1996. The decrease in labor and benefits as a percent of sales for the thirteen weeks ended March 30, 1997 compared to 1996 was primarily due to improved operating efficiencies achieved.

Restaurant Operating Expenses

     Restaurant operating expenses for the thirteen weeks ended March 30, 1997 were $455,838 or 20.3% of sales, compared to $73,902 or 25.4% of sales for the same period in 1996. The increase in restaurant operating expenses is primarily attributable to the opening of two restaurants in 1996. The decrease in restaurant operating expenses as a percent of sales for the thirteen weeks ended March 30, 1997 compared to 1996 was due to improved operating efficiencies achieved and increased sales volume.

Depreciation And Amortization

     Unit depreciation and amortization for the thirteen weeks ended March 30, 1997 increased to $123,732 or 5.6% of sales from $7,948 or 2.8% of sales during the same period in 1996 due to the opening of the Roseville Unit and the Calhoun Blues Club. First quarter 1997 depreciation and amortization includes approximately $50,000 (2.2% of sales) representing amortization of pre-opening expenses related to the Roseville and Calhoun Units.

Income From Restaurant Operations

     Income from restaurant operations totaled $308,767, or 13.8 percent of net sales, for the thirteen weeks ended March 30, 1997, compared to $38,935, or
13.2 percent of net sales, in the corresponding period of 1996. The increase in income from restaurant operations, both in amount and as a percent of sales, is due to the increase in sales from additional units opened and the changes in costs and expenses as discussed above.

General And Administrative Expenses

     General and administrative expenses for the thirteen weeks ended March 30, 1997 were $1,067,010 or 47.6% of sales, compared to $285,947 or 98.4% of sales for the same period in 1996. The increase in general and administrative expenses is largely attributable to additional expenses incurred as the Company expands its corporate and administrative infrastructure to support the development of additional units. First quarter 1997 general and administrative expenses include approximately $150,000 of non-recurring expenses, primarily relating to recruiting costs; however, the Company expects overall general and administrative expenses to continue to increase during the remainder of 1997. The decrease in general and administrative expenses as a percent of sales for the thirteen weeks ended March 30, 1997 compared to 1996 was primarily due to increased sales volume and the resulting improved leveraging of the cost of corporate and administrative infrastructure.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)





Interest And Other Income (Expense), Net

     Interest and other income (expense), net primarily represents interest income received from short-term investments offset by interest expense on capital lease obligations. Interest and other income (expense), net increased to $138,956 for the thirteen weeks ending March 30, 1997 from $(2,896) for the same period in 1996. The increase was due primarily to interest income received from the short-term investment of proceeds from the initial public offering in October 1996.

Net Loss/Net Loss Per Common Share

     Net Loss for the thirteen weeks ended March 30, 1997 was $619,287 or $.10 per share compared to a net loss of $250,448 or $.11 per share during the comparable period in 1996. The increase in the net loss is primarily the result of increased general and administrative expenses which reflect the building of the infrastructure necessary to support plans for future growth, partially offset by increased income from restaurant operations as a result of the two new units opened during 1996. The decrease in net loss per common share relates primarily to the increase in weighted average number of common shares outstanding, which increased from 2,214,423 in first quarter 1996 to 6,217,422 in first quarter 1997.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of March 30, 1997, the Company held cash and short-term investments of approximately $13.3 million compared to $14.3 million as of December 29, 1996. As reflected in the accompanying condensed consolidated financial statements, this decrease in cash and short-term investments during the thirteen weeks ended March 30, 1997 primarily represents cash flow used for (i) investing activities (site acquisition, development and construction) and (ii) the expansion of the Company's corporate infrastructure.

     For the six units in development as of March 30, 1997, the Company had incurred approximately $2.4 million in property, site acquisition, development and construction costs through March 30,1997. When completed, the Company estimates that total capital expenditures for these additional units, including furniture, fixtures and equipment, will be approximately $9.8 million. It is expected that these units will be completed in 1997.

     Additional development and expansion will be funded or financed primarily through cash and short-term investments currently held, the sale of additional equity and debt securities, and other forms of financing such as lease financing or other credit facilities. There are no assurances that additional financing required will be available on terms acceptable or favorable to the Company.

     As of March 30,1997, the Company had the following financing and credit facilities available:

     (a) Lease financing of up to $3,500,000 for furniture, fixtures, equipment and leasehold improvements, of which approximately
          $970,000 had been funded as of March 30, 1997.
     (b) $1,000,000 revolving note with a bank due June 26, 1997, accruing interest at the prime rate (effective rate of 8.50%) and secured by all the assets of the Company and the personal guaranty of the Company's founding shareholder, of which the balance outstanding at March 30, 1997 was $0.
     (c) Revolving promissory note with its founding shareholder, with interest at 8%, due on demand and allowing for advances of up to $2,000,000, of which the balance outstanding at March 30, 1997 was $0.

     In addition, the Company has 2,645,000 Redeemable Class A Warrants outstanding. These warrants were issued as part of the units sold in the Company's initial public offering and have a four-year term. Each warrant allows the holder the right to purchase one share of Common Stock at $8.50 per share. These warrants are redeemable by the Company, on not less than 30 days notice, at a price of $.01 per warrant at any time following a period of 10 consecutive trading days where the per share average closing bid price of the Company's Common

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Stock exceeds $10.20 (120% of the exercise price.) These conditions were met on May 5, 1997 and therefore the Company may, at its option, redeem these warrants at any time through October 21, 2000. However, there are no assurances that all, or any, of these warrants will be exercised should the Company decide to redeem them. Upon exercise, these warrants provide for up to a maximum of approximately $22 million in additional proceeds to the Company. Holders of these Class A Warrants will be able to exercise the warrants only if a current prospectus relating to the shares of Common Stock underlying the Class A Warrants is in effect.

SEASONALITY

     The Company's Units typically generate higher revenues in the second and third quarters and lower revenues in the first and fourth quarters as a result of seasonal traffic increases experienced during the summer months.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: competition in the casual dining restaurant market; additional market acceptance of the Company's concept; consumer spending trends and habits; weather conditions in the regions in which the Company develops and operates restaurants; and laws and regulations affecting labor and employee benefit costs. For further information regarding these and other factors, see the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings


   See the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                27 Financial Data Schedule

         (b)    Reports on Form 8-K

                None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FAMOUS DAVE'S OF AMERICA, INC.


                                  __________________________________
                                  Douglas S. Lanham
                                  Chief Executive Officer
                                   and Chief Operating Officer





                                  __________________________________
                                  Mark A. Payne
                                  President







                                  __________________________________
                                  Steven E. Opdahl
                                  Vice President, Finance and
                                   Chief Financial Officer
                                  (Principal Financial and Accounting Officer)








Date: May 9, 1997