Form 10QSB
period 1997-06-29
FAMOUS DAVE S OF AMERICA INC
filed 1997-08-12
CIK 1021270

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB




[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 29, 1997

     [  ]  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ____________________ to _________________

                      Commission file number    0-21625
                                             --------------



                        FAMOUS DAVE'S OF AMERICA, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)


     Minnesota                                     41-1782300
(State or other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

       12700 Industrial Park Boulevard, Suite #60, Plymouth, MN  55441
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

At August 1, 1997 there were 8,665,990 shares of common stock, $.01 par value, outstanding.

                         FAMOUS DAVE'S OF AMERICA, INC.
                               Form 10-QSB Index
                                  June 29,1997


                                                                    Page Number
                                                                    -----------
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements                                       3

         Condensed Consolidated Balance Sheets -                            3
          June 29, 1997 and December 29, 1996

         Condensed Consolidated Statements of Operations -                  4
          for the thirteen weeks ended June 29, 1997 and June 30, 1996 and for the twenty-six weeks ended June 29, 1997 and June 30, 1996

         Condensed Consolidated Statements of Cash Flows -                  5
          for the twenty-six weeks ended June 29, 1997 and June 30, 1996

         Notes to Condensed Consolidated Financial Statements               6

         Item 2. Management's Discussion and Analysis of                    8
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION

         Items 1 and 6.                                                    12

         Signatures                                                        13


         Part I.  Financial Information
         Item 1.  Financial Statements

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 29,    December 29,
                                                                            1997          1996
                                                                          --------    ------------
                               ASSETS                                   (Unaudited)
         CURRENT ASSETS:
           Cash and cash equivalents                                     $   747,514   $ 4,906,640
           Available-for-sale securities                                   6,887,893     9,417,188
           Inventories                                                       271,401       166,594
           Prepaid expenses and other current assets                         830,212       577,590
                                                                         -----------   -----------
              Total current assets                                         8,737,020    15,068,012
                                                                         -----------   -----------

         PROPERTY, EQUIPMENT AND LEASEHOLD
            IMPROVEMENTS, NET                                             10,715,691     5,837,844
                                                                         -----------   -----------

         OTHER ASSETS:
           Construction in progress                                          932,377       192,131
           Other                                                             113,625       222,472
                                                                          -----------  -----------
              Total other assets                                           1,046,002       414,603
                                                                         -----------   -----------
                                                                         $20,498,713   $21,320,459
                                                                         ===========   ===========
                LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
           Accounts payable                                              $ 1,338,269   $   445,910
           Notes payable                                                           0       473,044
           Current portion of capital lease obligations                      170,622       162,261
           Other current liabilities                                         542,669       194,430
                                                                         -----------   -----------
              Total current liabilities                                    2,051,560     1,275,645

         CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
            PORTION                                                          649,963       741,797
                                                                         -----------   -----------
              Total liabilities                                            2,701,523     2,017,442
                                                                         -----------   -----------

         COMMITMENTS AND CONTINGENCIES

         SHAREHOLDERS' EQUITY:
           Common stock, $.01 par value, 100,000,000 shares authorized,
             6,024,250 and 6,001,250 shares issued and outstanding            60,243        60,013
           Additional paid-in capital                                     19,609,286    19,586,515
           Unrealized loss on securities available-for-sale                        0       (11,850)
           Accumulated deficit                                            (1,872,339)     (331,661)
                                                                         -----------   -----------
              Total shareholders' equity                                  17,797,190    19,303,017
                                                                         -----------   -----------
                                                                         $20,498,713   $21,320,459
                                                                         ===========   ===========

         See accompanying notes to condensed consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Thirteen Weeks Ended     Twenty-six Weeks Ended
                                            -------------------------- -------------------------
                                                 June 29,    June 30,    June 29,     June 30,
                                                  1997         1996        1997         1996
                                            --------------  ---------- -----------   -----------
                                               (Unaudited)  (Unaudited)(Unaudited)   (Unaudited)


SALES, NET                                  $   3,797,462   $  716,479  $ 6,038,145   $1,006,867
                                            -------------   ----------  -----------   ----------
COSTS AND EXPENSES:
  Food and beverage costs                       1,402,780      245,058    2,182,806      339,801
  Labor and benefits                              847,041      139,312    1,419,361      214,712
  Restaurant operating expenses                   694,291      115,054    1,150,129      188,956
  Depreciation and amortization                   114,642       19,338      238,374       27,286
  Pre-opening expenses                            282,557            0      282,557            0
  General and administrative                    1,497,795      315,877    2,564,805      601,824
                                            -------------   ----------  -----------   ----------
     Total costs and expenses                   4,839,106      834,639    7,838,032    1,372,579
                                            -------------   ----------  -----------   ----------

LOSS FROM OPERATIONS                           (1,041,644)    (118,160)  (1,799,887)    (365,712)

  Interest and other income (expense), net        120,253      (19,595)     259,209      (22,491)
                                            -------------   ----------  -----------   ----------
NET LOSS                                    $    (921,391)  $ (137,755) $(1,540,678)  $ (388,203)
                                            =============   ==========  ===========   ==========

NET LOSS PER COMMON SHARE                   $       (0.15)  $    (0.06)  $    (0.25)  $    (0.18)
                                            =============   ==========  ===========   ==========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                  6,219,044    2,214,423    6,218,233    2,214,423
                                            =============   ==========  ===========   ==========




    See accompanying notes to condensed consolidated financial statements.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Twenty-six Weeks Ended
                                                          -----------------------
                                                            June 29,    June 30,
                                                             1997         1996
                                                          ----------   ----------
                                                          (Unaudited)  (Unaudited)
         CASH FLOWS FROM OPERATING
         ACTIVITIES:
         Net loss                                        $ (1,540,678)  $ (388,203)
         Adjustments to reconcile net loss to
         cash flows from operating activities:
           Depreciation and amortization                      320,876       36,289
           Changes in working capital items -
               Inventories                                   (104,807)     (42,127)
               Prepaids and other current assets             (235,651)    (340,233)
               Accounts payable                               892,359      367,660
               Other current liabilities                      348,239      202,715
                                                           ----------    ---------
                  Cash flows from operating activities       (319,662)    (163,899)
                                                           ----------    ---------

         CASH FLOWS FROM
            INVESTING ACTIVITIES:
         Purchase of property, equipment
           and leasehold improvements                      (5,136,006)    (991,415)
         Increase in construction progress                   (740,246)     (87,957)
         Net decrease in securities available-for-sale      2,541,145            0
         Purchase of intangibles                              (16,950)           0
         Net change in pre-opening expenses                    63,080      (39,068)
                                                           ----------    ---------
                  Cash flows from investing activities     (3,288,977)  (1,118,440)
                                                           ----------    ---------
         CASH FLOWS FROM
            FINANCING ACTIVITIES:
         Advances (payments) on notes payable               (473,044)    1,516,503
         Payments on capital lease obligations               (83,472)            0
         Prepaid equity issuance costs paid                  (16,971)      (82,324)
         Proceeds from exercise of stock options              23,000             0
                                                           ----------    ---------
                  Cash flows from financing activities      (550,487)    1,434,179
                                                           ----------    ---------
         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                           (4,159,126)      151,840

         CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD                             4,906,640       100,297
                                                           ----------    ---------
         CASH AND CASH EQUIVALENTS,
            END OF PERIOD                                 $  747,514   $   252,137
                                                          ==========   ===========

    See accompanying notes to condensed consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 29, 1997
                                  (UNAUDITED)

(1) GENERAL

     The business of Famous Dave's of America, Inc. (the "Company") is to develop, own and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's." As of June 29, 1997, the Company owned and operated five restaurants: its original unit located in the Linden Hills neighborhood of Minneapolis (the "Linden Hills Unit"), a unit in Roseville, Minnesota which opened in June 1996 (the "Roseville Unit"), a unit in Calhoun Square in Minneapolis, Minnesota which opened in September 1996 (the "Calhoun Blues Club"), a unit in Maple Grove, Minnesota which opened in April 1997 (the "Maple Grove Unit"), and a unit in the Highland Park neighborhood of St. Paul, Minnesota which opened in June 1997 (the "Highland Park Unit"). As of June 30, 1996, the Company owned and operated two restaurants: the Linden Hills Unit and the Roseville Unit. As of June 29, 1997, the Company had seven additional units in development. During July 1997, the Company opened two of these units in Apple Valley and Stillwater, Minnesota.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and twenty-six weeks ended June 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

     Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation with no impact on previously reported net loss or shareholders' equity.

(3) INITIAL PUBLIC STOCK OFFERING/CLASS A WARRANT CALL

     During October and November 1996, the Company sold, in an initial public offering, 2,645,000 units consisting of one share of common stock and one Redeemable Class A Warrant for $6.50 per unit. Net proceeds to the Company totaled approximately $15,200,000. Each Redeemable Class A Warrant entitled the holder to purchase one share of common stock for $8.50 per share.

     In June 1997, the Company called for the redemption of the Class A Warrants, giving warrant holders 30 days notice to exercise their warrants prior to redemption by the Company. During July 1997, the warrant call was completed with more than 2,635,000 of the outstanding 2,645,000 warrants being exercised. Net proceeds to the Company from such exercises totalled over $22 million. Unexercised warrants were redeemed for $.01 per warrant.

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

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 29, 1997
                                  (UNAUDITED)


     The Company will adopt in the fiscal year ending December 28, 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), which was issued in February 1997. SFAS No. 128 requires disclosures of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Dilutive EPS is computed similar to EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

(5)  PRE-OPENING COSTS

     It is the Company's policy to capitalize direct and incremental costs associated with opening a new Unit which consist primarily of hiring and training the initial workforce and other direct costs. Beginning March 31, 1997, these costs are charged to operations in the month the Unit opens. Prior to March 31, 1997, the Company amortized these costs over a twelve-month period beginning when the Unit was opened. During the thirteen weeks ended June 29, 1997, the Company charged to operations approximately $80,000 in previously unamortized pre-opening costs related to its Roseville Unit and Calhoun Blues Club as a result of this change.

(6) RELATED PARTY TRANSACTIONS

     S&D LAND HOLDINGS, INC. - The Company leases the real estate for four of its current or proposed units from S&D Land Holdings, Inc. (S&D), a company wholly owned by the Company's founding Shareholder.

     GRAND PINES RESORTS, INC. - Grand Pines Resorts, Inc. (Grand Pines) is a company wholly owned by the founding shareholder of the Company. The Company charges Grand Pines a royalty of 4% of its food sales and provides certain management services to Grand Pines for 3% of its food sales. Royalty and management services income totaled $24,984 and $18,579 for the thirteen weeks ended June 29, 1997 and June 30, 1996, respectively. Royalty and management services income totaled $43,618 and $29,776 for the twenty-six weeks ended June 29, 1997 and June 30, 1996, respectively.

     NOTE PAYABLE - SHAREHOLDER - The Company has a $2,000,000 revolving note with its founding shareholder. The note bears interest at 8%, is unsecured and is due on demand. There were no outstanding balances on the note at June 29, 1997.

(7) INCOME TAXES

     The Company was an S Corporation through March 3, 1996. Accordingly, losses incurred through March 3, 1996 have been recognized by the Company's founding shareholder. From March 4, 1996 though December 29, 1996, the Company generated a net operating loss of approximately $330,000 which, if not used, will expire in 2011. During the twenty-six weeks ended June 29, 1997, an additional net operating loss of approximately $1,540,000 was generated which, if not used, will expire in 2012. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefit.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The business of Famous Dave's of America, Inc. (the "Company") is to develop, own and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's." As of June 29, 1997, the Company owned and operated five restaurants: its original unit located in the Linden Hills neighborhood of Minneapolis (the "Linden Hills Unit"), a unit in Roseville, Minnesota which opened in June 1996 (the "Roseville Unit"), a unit in Calhoun Square in Minneapolis, Minnesota which opened in September 1996 (the "Calhoun Blues Club"), a unit in Maple Grove, Minnesota which opened in April 1997 (the "Maple Grove Unit"), and a unit in the Highland Park neighborhood of St. Paul, Minnesota which opened in June 1997 (the "Highland Park Unit"). The Calhoun Blues Club features live blues music nightly and an authentic Chicago blues decor. As of June 30, 1996, the Company owned and operated two restaurants: the Linden Hills Unit and the Roseville Unit. As of June 29, 1997, the Company had seven additional units in development. During July 1997, the Company opened two of these units in Apple Valley and Stillwater, Minnesota.

     Future additional revenues and profits, if any, will depend upon various factors, including additional market acceptance of the Famous Dave's concept, the quality of the restaurant operations, the ability to expand to multi-unit operations and general economic conditions. The Company's present sources of revenue are limited to existing operating units. There can be no assurances the Company will successfully implement its expansion plans, in which case it will continue to be dependent on the revenues from existing operating units. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of an expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple site operations, higher volume operations, the control of overhead expenses and the addition of necessary personnel.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 29, 1996.

RESULTS OF OPERATIONS

The overall results of operations the thirteen and twenty-six weeks ended June 29, 1997 reflect the opening of new units and the continued development of the Company's infrastructure to support the Company's expansion. The operating results of the Company expressed as a percentage of net sales were as follows:



                                                    THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                   ------------------------     ------------------------
                                                   JUNE 29,        JUNE 30,     JUNE 29,       JUNE 30,
                                                    1997            1996         1997            1996
                                                   --------        --------     --------       --------
SALES, NET                                          100.0%          100.0%    100.0%              100.0%
                                                    -----           -----     -----               -----
UNIT-LEVEL COSTS AND EXPENSES:
 Food and beverage costs                             36.9%           34.2%     36.2%               33.7%
 Labor and benefits                                  22.3%           19.4%     23.5%               21.3%
 Restaurant operating expenses                       18.3%           16.1%     19.0%               18.8%
 Depreciation and amortization                        3.0%            2.7%      3.9%                2.7%
 Pre-opening expenses                                 7.4%            0.0%      4.7%                0.0%
                                                    -----           -----     -----               -----
  Total costs and expenses                           88.0%           72.4%     87.3%               76.5%
                                                    -----           -----     -----               -----

INCOME FROM UNIT-LEVEL OPERATIONS                    12.0%           27.6%     12.7%               23.5%
 General and administrative                          39.4%           44.1%     42.5%               59.8%
                                                    -----           -----     -----               -----

LOSS FROM OPERATIONS                               (27.4%)         (16.5%)   (29.8%)             (36.3%)
 Interest and other income (expense), net            3.2%           (2.7%)      4.3%              (2.2%)
                                                    -----           -----     -----               -----

NET LOSS                                           (24.3%)         (19.2%)   (25.5%)             (38.6%)
                                                   =======         =======   =======            =======


                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES, NET

     Net sales for the thirteen weeks ended June 29, 1997 were $3,797,462 compared to $716,419 for the same period in 1996, a 430% increase. For the twenty-six weeks ended June 29, 1997, net sales were $6,038,145 compared to $1,006,867 for the same period in 1996, a 500% increase. The increase in net sales is primarily due to the opening of new units: the Roseville Unit in June 1996, the Calhoun Blues Club in September 1996, the Maple Grove Unit in April 1997 and the Highland Park Unit in June 1997. Net sales for the Linden Hills Unit for the thirteen weeks and twenty-six weeks ended June 29, 1997 were down 4% and up 1%, respectively, over the comparable 1996 periods. The 4% decrease in second quarter 1997 is primarily attributable to the opening of new units and the resulting redistribution demand from the original Linden Hills Unit.

FOOD AND BEVERAGE COSTS

     Food and beverage costs for the thirteen weeks ended June 29, 1997 were $1,402,780 or 36.9% of net sales, compared to $245,058 or 34.2% of net sales for the same period in 1996. For the twenty-six weeks ended June 29, 1997, food and beverage costs were $2,182,806 or 36.2% of net sales, compared to $339,801 or 33.7% of net sales for the same period in 1996. The increase in food and beverage costs as a percent of sales in 1997 compared to 1996 was primarily due to increased pork prices.

LABOR AND BENEFITS

     Labor and benefits for the thirteen weeks ended June 29, 1997 were $847,041 or 22.3% of net sales, compared to $139,312 or 19.4% of net sales for the same period in 1996. For the twenty-six weeks ended June 29, 1997, labor and benefits were $1,419,361 or 23.5% of net sales, compared to $214,712 or 21.3% of net sales for the same period in 1996. The increase in labor and benefits as a percent of sales for 1997 compared to 1996 was primarily due to
(1) higher labor and benefit costs associated with the Calhoun Blues Club which opened in September 1996 and (2) June 1996 labor levels and resulting labor costs being unusually low at the Roseville unit when it opened in June 1996 to much stronger than anticipated customer demand and sales volumes.

RESTAURANT OPERATING EXPENSES

     Restaurant operating expenses for the thirteen weeks ended June 29, 1997 were $694,291 or 18.3% of net sales, compared to $115,054 or 16.1% of net sales for the same period in 1996. For the twenty-six weeks ended June 29, 1997, restaurant operating expenses were $1,150,129 or 19.0% of net sales, compared to $188,956 or 18.8% of net sales for the same period in 1996. The increase in restaurant operating expenses as a percent of sales for 1997 compared to 1996 was primarily due to higher operating costs associated with the Calhoun Blues Club which opened in September 1996 offset by improved operating efficiencies achieved in the Company's other units.

DEPRECIATION AND AMORTIZATION

     Unit-level depreciation and amortization for the thirteen weeks ended June 29, 1997 were $114,642 or 3.0% of net sales compared to $19,338 or 2.7% of net sales during the same period in 1996. Unit-level depreciation and amortization for the twenty-six weeks ended June 29, 1997 were $238,374 or 3.9% of net sales compared to $27,286 or 2.7% of net sales during the same period in 1996. The increase in unit-level depreciation and amortization in 1997 compared to 1996 is due mainly to the opening of new units. Unit-level depreciation and amortization for the twenty-six weeks ended June 29, 1997 also includes approximately $50,000 representing first quarter 1997 amortization of pre-opening expenses related to the Roseville and Calhoun Units.

PRE-OPENING EXPENSES

Pre-opening expenses for the thirteen weeks ended June 29, 1997 were $282,557 or 7.4% of net sales and reflect the change, beginning March 31, 1997, whereby pre-opening costs are charged to operations in the month a new Unit opens. Prior to March 31, 1997, the Company amortized pre-opening costs over a twelve-month period following the opening of the Unit. During the thirteen weeks ended June 29, 1997, the Company charged to operations approximately $80,000 in previously unamortized pre-opening costs related to its Roseville Unit and Calhoun Blues Club as a result of this change.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME FROM UNIT-LEVEL OPERATIONS

     Income from unit-level operations totaled $456,151, or 12.0 percent of net sales, for the thirteen weeks ended June 29, 1997, compared to $197,717, or
27.6 percent of net sales, in the corresponding period of 1996. Income from unit-level operations totaled $764,918, or 12.7 percent of net sales, for the twenty-six weeks ended June 29, 1997, compared to $236,112, or 23.5 percent of net sales, in the corresponding period of 1996. Income from unit-level operations represents income before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to loss from operations as a measure of the Company's operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant and certain related industries. The change in income from unit-level operations, both in amount and as a percent of sales, from 1996 to 1997 is attributable to the increase in net sales from additional units opened, the impact of pre-opening expenses, and the other changes in costs and expenses as discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the thirteen weeks ended June 29, 1997 were $1,497,795 or 39.4% of sales, compared to $315,877 or 44.1% of sales for the same period in 1996. For the twenty-six weeks ended June 29, 1997, general and administrative expenses were $2,564,805 or 42.5% of sales, compared to $601,824 or 59.8% of sales for the same period in 1996. The increase in general and administrative expenses in 1997 compared to 1996 is primarily attributable to costs associated with the development of the Company's corporate and administrative infrastructure, primarily in the form of personnel, to support the development of additional units. The decrease in general and administrative expenses as a percent of sales for 1997 compared to 1996 was primarily due to increased sales volume and the resulting improved leveraging of the cost of corporate and administrative infrastructure.

LOSS FROM OPERATIONS

     Loss from operations totaled $1,041,644, or 27.4 percent of net sales, for the thirteen weeks ended June 29, 1997 compared to $118,160, or 16.5 percent of net sales, in the corresponding period of 1996. Loss from operations totaled $1,799,887, or 29.8 percent of net sales, for the twenty-six weeks ended June 29, 1997, compared to $365,712, or 36.3 percent of net sales, in the corresponding period of 1996. The increase in loss from operations in 1997 compared to 1996 is primarily due to increased general and administrative expenses which reflect the building of the infrastructure necessary to support the Company's expansion, partially offset by increased income from unit-level operations from new units opened.

INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net primarily represents interest income received from short-term investments offset by interest expense on capital lease obligations. Interest and other income (expense), net increased to $120,253 and $259,209 for the thirteen and twenty-six weeks ending June 29, 1997 from $(19,595) and $(22,491)for the same periods in 1996, respectively. The increase in income in 1997 compared to 1996 was due primarily to interest income received from the short-term investment of proceeds from the initial public offering in October 1996.

NET LOSS/NET LOSS PER COMMON SHARE

     Net loss for the thirteen weeks ended June 29, 1997 was $921,391, or $.15 per share on 6,219,044 weighted average shares outstanding, compared to a net loss of $137,755, or $.06 per share on 2,214,423 weighted average shares outstanding, during the comparable period in 1996. For the twenty-six weeks ended June 29, 1997, the net loss was $1,540,678, or $.25 per share on 6,218,233 weighted average shares outstanding, compared to a net loss of $388,203 or $.18 per share on 2,214,423 weighted average shares outstanding during the comparable period in 1996. The increase in the net loss and the net loss per share is primarily the result of increased general and administrative expenses which reflect the building of the infrastructure necessary to support the Company's expansion, partially offset by increased income from unit-level operations from new units opened.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of June 29, 1997, the Company held cash and short-term investments of approximately $7.6 million compared to $14.3 million as of December 29, 1996. As reflected in the accompanying condensed consolidated financial statements, this decrease in cash and short-term investments during the twenty-six weeks ended June 29, 1997 primarily represents cash flow used for (i) investing activities (site acquisition, development, construction and purchase of equipment) and (ii) the expansion of the Company's corporate infrastructure. During the twenty-six weeks ended June 29, 1997, the Company used cash flows of approximately $320,000 for operating activities, used cash flows of approximately $5.9 million for the purchase of property, equipment and leasehold improvements as well as site acquisition, development and construction costs, and used cash flows of approximately $550,000 for financing activities.

     In June 1997, the Company called for the redemption of the 2,645,000 outstanding Redeemable Class A Warrants which were issued as part of the units sold in the Company's initial public offering, giving warrant holders 30 days notice to exercise their warrants prior to redemption by the Company. During July 1997, the warrant call was completed with more than 2,635,000 of the outstanding 2,645,000 warrants being exercised. Net proceeds to the Company from such exercises totalled over $22 million. Unexercised warrants were redeemed for $.01 per warrant.

     As of June 29,1997, the Company had a lease financing facility available of up to $3,500,000 for furniture, fixtures, equipment and leasehold improvements, of which approximately $970,000 had been funded as of June 29, 1997.

     Additional development and expansion will be funded or financed primarily through cash and short-term investments currently held, proceeds from the sale of additional equity and/or debt securities, and proceeds from other forms of financing such as lease financing or other credit facilities. However, there are no assurances that additional financing required will be available on terms acceptable or favorable to the Company.

SEASONALITY

     The Company's Units typically generate higher revenues in the second and third quarters and lower revenues in the first and fourth quarters as a result of seasonal traffic increases experienced during the summer months.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: competition in the casual dining restaurant market; additional market acceptance of the Company's concept; consumer spending trends and habits; weather conditions in the regions in which the Company develops and operates restaurants; and laws and regulations affecting labor and employee benefit costs. For further information regarding these and other factors, see the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996 and the registration statement dated June 23, 1997 related to the offering of common stock issued upon exercise of the Company's Class A Warrants.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.8 1997 Employee Stock Option Plan

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FAMOUS DAVE'S OF AMERICA, INC.


                                    /s/ Douglas S. Lanham
                                    ---------------------------
                                    Douglas S. Lanham
                                    Chief Executive Officer
                                    and Chief Operating Officer





                                    /s/ Mark A. Payne
                                    ---------------------------
                                    Mark A. Payne
                                    President





                                    /s/ Steven E. Opdahl
                                    ---------------------------
                                    Steven E. Opdahl
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)








Date: August 8, 1997