Form 10QSB
period 1997-10-28
FAMOUS DAVE S OF AMERICA INC
filed 1997-11-12
CIK 1021270

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB




[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 28, 1997

     [  ]  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ____________________ to _________________

                       Commission file number    0-21625




                       FAMOUS DAVE'S OF AMERICA, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)



        Minnesota                                             41-1782300
(State or other Jurisdiction of                 (I.R.S. Employer Identification No.)
Incorporation or Organization)

               7279 Flying Cloud Drive, Eden Prairie, MN  55344
                   (Address of Principal Executive Offices)
                                (612) 833-9300
               (Issuer's Telephone Number, Including Area Code)


       12700 Industrial Park Boulevard, Suite #60, Plymouth, MN  55441
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No
                                    ---        ---

At November 3, 1997 there were 8,667,090 shares of common stock, $.01 par value, outstanding.

                         FAMOUS DAVE'S OF AMERICA, INC.
                               Form 10-QSB Index
                               September 28, 1997




                                                                                                                  Page Number
PART I FINANCIAL INFORMATION

                             Item 1. Financial Statements                                                              3

                             Condensed Consolidated Balance Sheets -                                                   3
                             September 28, 1997 and December 29, 1996

                             Condensed Consolidated Statements of Operations -                                         4
                             for the thirteen weeks ended September 28, 1997 and September 29, 1996 and for the thirty-nine weeks ended September 28, 1997 and September 29, 1996

                             Condensed Consolidated Statements of Cash Flows -                                         5
                             for the thirty-nine weeks ended September 28, 1997 and September 29, 1996

                             Notes to Condensed Consolidated Financial Statements                                      6

                             Item 2. Management's Discussion and Analysis of                                           8
                             Financial Condition and Results of Operations


PART II                      OTHER INFORMATION

                             Items 1, 4 and 6.                                                                        12

                             Signatures                                                                               13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 28,  December 29,
                                                                 1997           1996
                                                               ------------   ------------
                            ASSETS                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                   $  10,162,105  $ 4,906,640
  Available-for-sale securities                                  13,818,251    9,417,188
  Inventories                                                       268,349      166,594
  Prepaid expenses and other current assets                         895,861      653,511
                                                              -------------  -----------
     Total current assets                                        25,144,566   15,143,933

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                             17,487,654    6,093,155
                                                              -------------  -----------
                                                              $  42,632,220  $21,237,088
                                                              =============  ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $   1,122,491  $   445,910
  Notes payable                                                           0      389,673
  Current portion of capital lease obligations                      350,068      162,261
  Other current liabilities                                         373,918      194,430
                                                              -------------  -----------
     Total current liabilities                                    1,846,477    1,192,274

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
   PORTION                                                        1,484,537      741,797
                                                              -------------  -----------
     Total liabilities                                            3,331,014    1,934,071
                                                              -------------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    8,667,090 and 6,001,250 shares issued and outstanding            86,671       60,013
  Additional paid-in capital                                     41,935,257   19,586,515
  Unrealized loss on securities available-for-sale                        0      (11,850)
  Accumulated deficit                                            (2,720,722)    (331,661)
                                                              -------------  -----------
     Total shareholders' equity                                  39,301,206   19,303,017
                                                              -------------  -----------
                                                              $  42,632,220  $21,237,088
                                                              =============  ===========

See accompanying notes to condensed consolidated financial statements.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                              -----------------------------      ----------------------------
                                              September 28,    September 29,     September 28,   September 29
                                                  1997            1996               1997           1996
                                              ------------     ------------      ------------    ------------
                                                (Unaudited)      (Unaudited)      (Unaudited)    (Unaudited)
SALES, NET                                      $6,102,009      $1,684,127        $12,140,154   $2,685,182
                                                ----------      ----------        -----------   ----------
COSTS AND EXPENSES:
  Food and beverage costs                        2,313,205         607,877          4,496,011      934,328
  Labor and benefits                             1,521,761         424,825          2,941,122      629,723
  Restaurant operating expenses                  1,068,684         282,653          2,218,813      470,383
  Depreciation and amortization                    207,560          45,715            396,572       69,921
  Pre-opening expenses                             377,647          19,050            709,566       22,131
  General and administrative                     1,676,223         343,224          4,241,028      963,625
                                                ----------      ----------        -----------   ----------
     Total costs and expenses                    7,165,080       1,723,344         15,003,112    3,090,111
                                                ----------      ----------        -----------   ----------

LOSS FROM OPERATIONS                            (1,063,071)        (39,217)        (2,862,958)    (404,929)

  Interest and other income (expense), net         214,688         (14,612)           473,897      (37,103)
                                                ----------      ----------        -----------   ----------

NET LOSS                                         ($848,383)       ($53,829)       ($2,389,061)   ($442,032)
                                                 =========      ==========        ===========    =========

NET LOSS PER COMMON SHARE                           ($0.10)         ($0.02)            ($0.35)      ($0.18)
                                                 =========      ==========        ===========    =========


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                   8,215,564       3,136,673          6,884,010    2,510,712
                                                 =========      ==========        ===========    =========





    See accompanying notes to condensed consolidated financial statements.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Thirty-nine Weeks Ended
                                                          ---------------------------
                                                          September 28,  September 29,
                                                             1997            1996
                                                          ------------   -------------
                                                          (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                  $  (2,389,061)  $  (442,032)
Adjustments to reconcile net loss to
cash flows from operating activities:
  Depreciation and amortization                                 534,596       110,009
  Changes in working capital items -
      Inventories                                              (101,755)     (138,182)
      Prepaids and other current assets                        (242,350)     (267,543)
      Accounts payable                                          676,581       515,455
      Other current liabilities                                 179,488       194,931
                                                          -------------   -----------
         Cash flows from operating activities                (1,342,501)      (27,362)
                                                          -------------   -----------

CASH FLOWS FROM
   INVESTING ACTIVITIES:
Purchase of property, equipment
  and leasehold improvements                                (11,929,095)   (2,614,025)
Net increase in securities available-for-sale                (4,389,213)            0
                                                          -------------   -----------
         Cash flows from investing activities               (16,318,308)   (2,614,025)
                                                          -------------   -----------

CASH FLOWS FROM
   FINANCING ACTIVITIES:
Advances (payments) on notes payable                           (389,673)      675,716
Proceeds from capital lease funding                           1,097,261             0
Payments on capital lease obligations                          (166,714)      (21,562)
Proceeds from exercise of Class A Warrants                   22,334,900             0
Proceeds from exercise of stock options                          40,500             0
Proceeds from issuance of common stock                                0     4,746,875
Prepaid equity issuance costs paid                                    0      (647,094)
                                                          -------------   -----------
         Cash flows from financing activities                22,916,274     4,753,935
                                                          -------------   -----------

INCREASE IN CASH AND
  CASH EQUIVALENTS                                            5,255,465     2,112,548

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                         4,906,640       100,297
                                                          -------------   -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                          $  10,162,105  $  2,212,845
                                                          =============  ============

See accompanying notes to condensed consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

(1) GENERAL

     The business of Famous Dave's of America, Inc. and Subsidiaries (the "Company") is to develop, own and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's." As of September 28, 1997, the Company owned and operated eight restaurants. As of September 29, 1996, the Company owned and operated three restaurants. As of September 28, 1997, the Company had ten additional units in development. During October 1997, the Company opened two of these units in Appleton, Wisconsin and Forest Lake, Minnesota.

     During September 1997, the Company also leased a site in the RiverNorth area of Chicago for a BBQ and Blues Club which is scheduled to open by Fall of 1998 and commenced its national franchising program by filing its Uniform Franchise Offering Circular (UFOC). As of September 28, 1997, the Company had completed its franchising registrations in 38 of the 48 contiguous states and was in the process of completing franchising registrations in the 10 remaining contiguous states.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and thirty-nine weeks ended September 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997.

     Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation with no impact on previously reported net loss or shareholders' equity.

(3) INITIAL PUBLIC STOCK OFFERING/EXERCISE OF CLASS A WARRANTS

     During October and November 1996, the Company sold, in an initial public offering, 2,645,000 units consisting of one share of common stock and one Redeemable Class A Warrant for $6.50 per unit. Net proceeds to the Company totaled approximately $15.2 million. Each Redeemable Class A Warrant entitled the holder to purchase one share of common stock for $8.50 per share.

     In June 1997, the Company called for the redemption of its Class A Warrants, giving warrant holders 30 days notice to exercise their warrants prior to redemption by the Company. During July 1997, the warrant call was completed with 2,637,000 of the outstanding 2,645,000 warrants being exercised. Net proceeds to the Company from such exercises totalled approximately $22.3 million. Unexercised warrants were redeemed for $.01 per warrant.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 28, 1997
                                 (UNAUDITED)

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

(5)  PRE-OPENING COSTS

     It is the Company's policy to capitalize direct and incremental costs associated with opening a new Unit. These costs consist primarily of hiring and training the initial workforce and other direct costs. Beginning March 31, 1997, these costs are charged to operations in the month the Unit opens. Prior to March 31, 1997, the Company charged these costs to expense over no longer than a twelve-month period following the opening of the Unit.

(6) RELATED PARTY TRANSACTIONS

     S&D LAND HOLDINGS, INC. - The Company leases the real estate for four of its current or proposed units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding Shareholder.

     GRAND PINES RESORTS, INC. - Grand Pines Resorts, Inc. (Grand Pines) is a company wholly owned by the founding shareholder of the Company. The Company charges Grand Pines a royalty of 4% of its food sales and, through June 29, 1997, provided certain management services to Grand Pines for 3% of its food sales. Royalty and management services income totaled $28,637 and $41,816 for the thirteen weeks ended September 28, 1997 and September 29, 1996, respectively. Royalty and management services income totaled $72,255 and $71,593 for the thirty-nine weeks ended September 28, 1997 and September 29, 1996, respectively.

(7) INCOME TAXES

     The Company was an S Corporation through March 3, 1996. Accordingly, losses incurred through March 3, 1996 have been recognized by the Company's founding shareholder. From March 4, 1996 though December 29, 1996, the Company generated a net operating loss of approximately $330,000 which, if not used, will expire in 2011. During the thirty-nine weeks ended September 28, 1997, an additional net operating loss of approximately $2.4 million was generated which, if not used, will expire in 2012. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefit.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The business of Famous Dave's of America, Inc. and Subsidiaries (the "Company") is to develop, own and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's." As of September 28, 1997, the Company owned and operated eight restaurants: its original unit located in the Linden Hills neighborhood of Minneapolis (the "Linden Hills Unit"), a unit in Roseville, Minnesota which opened in June 1996 (the "Roseville Unit"), a unit in Calhoun Square in Minneapolis, Minnesota which opened in September 1996 (the "Calhoun Blues Club"), a unit in Maple Grove, Minnesota which opened in April 1997 (the "Maple Grove Unit"), a unit in the Highland Park neighborhood of St. Paul, Minnesota which opened in June 1997 (the "Highland Park Unit"), a unit in Apple Valley, Minnesota which opened in July 1997 (the "Apple Valley Unit"), a unit in Stillwater, Minnesota which opened in July 1997 (the "Stillwater Unit"), and a unit in Madison, Wisconsin which opened in August 1997 (the "Madison Unit"). The Calhoun Blues Club features live blues music nightly and an authentic Chicago blues decor. As of September 29, 1996, the Company owned and operated three restaurants: the Linden Hills Unit, the Roseville Unit and the Calhoun Blues Club. As of September 28, 1997, the Company had ten additional units in development. During October 1997, the Company opened two of these units in Appleton, Wisconsin and Forest Lake, Minnesota.

        Future additional revenues and profits, if any, will depend upon various factors, including additional market acceptance of the Famous Dave's concept, the quality of the restaurant operations, the ability to successfully expand into new markets and general economic conditions. There can be no assurances the Company will successfully implement its expansion plans, in which case it will continue to be dependent on the revenues from existing operations. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of an expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple-site and higher-volume operations, the control of overhead expenses and the addition of necessary personnel.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 29, 1996.

RESULTS OF OPERATIONS

The overall results of operations for the thirteen and thirty-nine weeks ended September 28, 1997 reflect the opening of new units and the continued development of the Company's infrastructure to support the Company's expansion. The operating results of the Company expressed as a percentage of net sales were as follows:


                                                          THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                        -------------------------               -------------------------
                                                        SEPT. 28,        SEPT. 29,              SEPT. 28,        SEPT. 29,
                                                         1997                1996                 1997             1996
                                                       -------             -------              --------         --------
SALES, NET                                              100.0%              100.0%                100.0%           100.0%
                                                       ------              ------                ------           ------
UNIT-LEVEL COSTS AND EXPENSES:
Food and beverage costs                                  37.9%               36.1%                 37.0%            34.8%
Labor and benefits                                       24.9%               25.2%                 24.2%            23.5%
Restaurant operating expenses                            17.5%               16.8%                 18.3%            17.5%
Depreciation and amortization                             3.4%                2.7%                  3.3%             2.6%
Pre-opening expenses                                      6.2%                1.1%                  5.8%             0.8%
                                                        -----               -----                 -----            -----
Total costs and expenses                                 90.0%               81.9%                 88.6%            79.2%
                                                        -----               -----                 -----            -----
INCOME FROM UNIT-LEVEL OPERATIONS                        10.0%               18.1%                 11.4%            20.8%
General and administrative expenses                      27.4%               20.4%                 34.9%            35.9%
                                                        -----               -----                 -----            -----
LOSS FROM OPERATIONS                                    (17.4%)              (2.3%)               (23.6%)          (15.1%)
Interest and other income (expense),
net                                                       3.5%               (0.9%)                 3.9%            (1.4%)
                                                        -----               -----                 -----            -----
NET LOSS                                                (13.9%)              (3.2%)               (19.7%)          (16.5%)
                                                        =====               =====                 =====            =====

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES, NET

     Net sales for the thirteen weeks ended September 28, 1997 were $6,102,009 compared to $1,684,127 for the same period in 1996, a 262% increase. For the thirty-nine weeks ended September 28, 1997, net sales were $12,140,154 compared to $2,685,182 for the same period in 1996, a 352% increase. The increase in net sales is primarily due to the opening of new units: the Roseville Unit in June 1996, the Calhoun Blues Club in September 1996, the Maple Grove Unit in April 1997, the Highland Park Unit in June 1997, the Apple Valley Unit and Stillwater Unit in July 1997 and the Madison unit in August 1997.

FOOD AND BEVERAGE COSTS

     Food and beverage costs for the thirteen weeks ended September 28, 1997 were $2,313,205 or 37.9% of net sales, compared to $607,877 or 36.1% of net sales for the same period in 1996. For the thirty-nine weeks ended September 28, 1997, food and beverage costs were $4,496,011 or 37.0% of net sales, compared to $934,328 or 34.8% of net sales for the same period in 1996. The increase in food and beverage costs as a percent of sales in 1997 compared to 1996 was primarily due to higher pork prices.

LABOR AND BENEFITS

     Labor and benefits for the thirteen weeks ended September 28, 1997 were $1,521,761 or 24.9% of net sales, compared to $424,825 or 25.2% of net sales for the same period in 1996. These costs reflect initial labor inefficiencies accompanying the opening of three new units in the third quarter of 1997 (the Apple Valley Unit and Stillwater Unit in July 1997 and the Madison Unit in August 1997) and one new unit in the third quarter 1996 (the Calhoun Blues
Club) as well as higher labor and benefit costs associated with the Calhoun Blues Club. For the thirty-nine weeks ended September 28, 1997, labor and benefits were $2,941,122 or 24.2% of net sales, compared to $629,723 or 23.5% of net sales for the same period in 1996. The increase in labor and benefits as a percent of sales for 1997 compared to 1996 was primarily due to higher labor and benefit costs associated with the Calhoun Blues Club which opened in September 1996.

RESTAURANT OPERATING EXPENSES

     Restaurant operating expenses for the thirteen weeks ended September 28, 1997 were $1,068,684 or 17.5% of net sales, compared to $282,653 or 16.8% of net sales for the same period in 1996. For the thirty-nine weeks ended September 28, 1997, restaurant operating expenses were $2,218,813 or 18.3% of net sales, compared to $470,383 or 17.5% of net sales for the same period in 1996. The increase in restaurant operating expenses as a percent of sales for 1997 compared to 1996 was primarily due to higher operating costs associated with the Calhoun Blues Club which opened in September 1996.

DEPRECIATION AND AMORTIZATION

     Unit-level depreciation and amortization for the thirteen weeks ended September 28, 1997 were $207,560 or 3.4% of net sales compared to $45,715 or 2.7% of net sales during the same period in 1996. Unit-level depreciation and amortization for the thirty-nine weeks ended September 28, 1997 were $396,572 or 3.3% of net sales compared to $69,921 or 2.6% of net sales during the same period in 1996. The increase in unit-level depreciation and amortization in 1997 compared to 1996 is due primarily to the opening of new units.

PRE-OPENING EXPENSES

Pre-opening expenses, which beginning in the second quarter of 1997 are charged to expense in the month a new Unit opens, were $377,647 or 6.2% of net sales for the thirteen weeks ended September 28, 1997 compared to $19,050 or 1.1% of net sales during the same period in 1996 and $709,566 or 5.8% of net sales for the thirty-nine weeks ended September 28, 1997 compared to $22,131 or 0.8% of net sales during the same period in 1996. Prior to March 31, 1997, these expenses were deferred and charged to expense over no longer than a twelve-month period following the opening of the Unit. These expenses reflect the opening of two new units in the second quarter of 1997 and three new units in the third quarter of 1997 compared to the opening of one new unit in the second quarter of 1996 and one new unit in the third quarter of 1996.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME FROM UNIT-LEVEL OPERATIONS

     Income from unit-level operations totaled $613,152, or 10.0 percent of net sales, for the thirteen weeks ended September 28, 1997, compared to $304,007, or 18.1 percent of net sales, in the corresponding period of 1996. Income from unit-level operations totaled $1,378,070, or 11.4 percent of net sales, for the thirty-nine weeks ended September 28, 1997, compared to $558,696, or 20.8 percent of net sales, in the corresponding period of 1996. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of the Company's operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of sales, from 1996 to 1997 is attributable to the increase in net sales from additional units opened, the impact of pre-opening expenses, and the other changes in costs and expenses as discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the thirteen weeks ended September 28, 1997 were $1,676,223 or 27.4% of sales, compared to $343,224 or 20.4% of sales for the same period in 1996. For the thirty-nine weeks ended September 28, 1997, general and administrative expenses were $4,241,028 or 34.9% of sales, compared to $963,625 or 35.9% of sales for the same period in 1996. The increase in general and administrative expenses in 1997 compared to 1996 is primarily attributable to costs associated with the development of the Company's corporate and administrative infrastructure, primarily in the form of personnel, to support the development of additional units.

LOSS FROM OPERATIONS

     Loss from operations totaled $1,063,071, or 17.4 percent of net sales, for the thirteen weeks ended September 28, 1997 compared to $39,217, or 2.3 percent of net sales, in the corresponding period of 1996. Loss from operations totaled $2,862,958, or 23.6 percent of net sales, for the thirty-nine weeks ended September 28, 1997, compared to $404,929, or 15.1 percent of net sales, in the corresponding period of 1996. The increase in loss from operations in 1997 compared to 1996 is primarily due to increased general and administrative expenses which reflect the building of the infrastructure necessary to support the Company's planned expansion, partially offset by increased income from unit-level operations from new units opened.

INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net, primarily represents interest income received from short-term investments offset by interest expense on capital lease obligations. Interest and other income (expense), net, increased to $214,688 and $473,897 for the thirteen and thirty-nine weeks ended September 28, 1997 from $(14,612) and $(37,103)for the same periods in 1996, respectively. The increase in income in 1997 compared to 1996 was due primarily to interest income received from the short-term investment of proceeds from the initial public offering in October 1996 and the exercise of Class A Warrants in July 1997.

NET LOSS/NET LOSS PER COMMON SHARE

     Net loss for the thirteen weeks ended September 28, 1997 was $848,383, or $.10 per share on 8,215,564 weighted average shares outstanding, compared to a net loss of $53,829, or $.02 per share on 3,136,673 weighted average shares outstanding, during the comparable period in 1996. For the thirty-nine weeks ended September 28, 1997, the net loss was $2,389,061, or $.35 per share on 6,884,010 weighted average shares outstanding, compared to a net loss of $442,032 or $.18 per share on 2,510,712 weighted average shares outstanding during the comparable period in 1996. The increase in the net loss and the net loss per share is primarily the result of increased general and administrative expenses which reflect the building of the infrastructure necessary to support the Company's planned expansion, partially offset by increased income from unit-level operations from new units opened.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of September 28, 1997, the Company held cash and short-term investments of approximately $24.0 million compared to $14.3 million as of December 29, 1996. As reflected in the accompanying condensed consolidated financial statements, this increase in cash and short-term investments during the thirty-nine weeks ended September 28, 1997 primarily represents cash flow from the exercise of Class A Warrants and other financing activities (approximately $22.9 million), offset by cash flow used for (i) the purchase and/or development of property, equipment and leasehold improvements (approximately $11.9 million) and (ii) operating activities, including the expansion of the Company's corporate infrastructure (approximately $1.3 million).

     In June 1997, the Company called for the redemption of the Class A Warrants, giving warrant holders 30 days notice to exercise their warrants prior to redemption by the Company. During July 1997, the warrant call was completed with 2,637,000 of the outstanding 2,645,000 warrants being exercised. Net proceeds to the Company from such exercises totalled approximately $22.3 million. Unexercised warrants were redeemed for $.01 per warrant.

     As of September 28, 1997, the Company had a lease financing facility available of up to $3.5 million for furniture, fixtures, equipment and leasehold improvements, of which approximately $2.0 million had been funded.

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

OTHER EVENTS

     During September 1997, the Company leased a site in the RiverNorth area of Chicago for a BBQ and Blues Club which is scheduled to open by Fall of 1998 and commenced its national franchising program by filing its Uniform Franchise Offering Circular (UFOC). As of September 28, 1997, the Company had completed its franchising registrations in 38 of the 48 contiguous states and was in the process of completing registrations in the 10 remaining contiguous states.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On July 11, 1997, the Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held.

         (b) At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected with the following vote:



                                     Shares Voted "For"       Shares "Withheld"
                                     ------------------       -----------------
           David A. Anderson           5,063,363                   4,300
           Thomas J. Brosig            5,053,363                  14,300
           Douglas S. Lanham           5,063,363                   4,300
           Richard L. Monfort          5,063,263                   4,400
           Martin J. O'Dowd            5,053,363                  14,300


         (c) At the Annual Meeting, the Shareholders also approved an amendment to the Company's 1995 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 500,000 shares to 900,000 shares. 3,856,934 votes were cast in favor of the amendment; 166,934 votes opposed; and 37,435 votes abstained. The broker non-vote was 1,006,360 shares.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27   Financial Data Schedule

         (b)  Reports on Form 8-K

              None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FAMOUS DAVE'S OF AMERICA, INC.


                                   /s/ Douglas S. Lanham
                                   ---------------------
                                   Douglas S. Lanham
                                   Chief Executive Officer
                                   and Chief Operating Officer





                                   /s/ Mark A. Payne
                                   -----------------
                                   Mark A. Payne
                                   President




                                   /s/ Steven E. Opdahl
                                   --------------------
                                   Steven E. Opdahl
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)








Date: November 11, 1997