Form 10KSB
period 1997-12-28
FAMOUS DAVE S OF AMERICA INC
filed 1998-03-30
CIK 1021270

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ---------------
                                 FORM 10-KSB

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997 OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------    -------------------
                         COMMISSION FILE NUMBER: 0-21625

                         FAMOUS DAVE'S OF AMERICA, INC.
                 (Name of small business issuer in its charter)

                       Minnesota                            41-1782300
                       (State or other jurisdiction         (IRS Employer
                       of incorporation or organization)    Identification No.)
                       7279 Flying Cloud Dr., Eden          55441
                       Prairie, MN
                       (Address of principal executive      (Zip Code)
                       offices)

                    Issuer's telephone number: (612) 833-9300

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

                         Yes  X      No
                             ----       ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer had total revenues of $18,202,000 for its fiscal year ended December 28, 1997.

    Transitional Small Business Disclosure Format:   Yes [  ]      No [X]

    As of March 20, 1998, assuming as market value the price of $6.00 per share (the last sales price of the Company's Common Stock on The Nasdaq Stock MarketSM), the aggregate market value of shares held by non-affiliates was $41,841,540.

    As of March 20, 1998 the Company had outstanding 8,827,590 shares of Common Stock, $.01 par value.

    Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be conducted in June 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 1998 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 28, 1997.

                                                 TABLE OF CONTENTS

                                                                                                   PAGE NO.
       PART I
       Item 1.            Description of Business                                                       3
       Item 2.            Description of Properties                                                     7
       Item 3.            Legal Proceedings                                                             7
       Item 4.            Submission of Matters to a Vote of Security Holders                           7

       PART II

       Item 5.            Market for Registrant's Common Equity
                            And Related Stockholder Matters                                             8
       Item 6.            Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                       9
       Item 7.            Consolidated Financial Statements                                         14/F-1
       Item 8.            Changes in and Disagreements with Accountants
                            On Accounting and Financial Disclosure                                     14

       PART III

       Item 9.            Directors, Executive Officers, Promoters and Control
                            Persons; Compliance with Section 16(a) of the Exchange Act                 15
       Item 10.           Executive Compensation                                                       15
       Item 11.           Security Ownership of Certain Beneficial Owners and Management               15
       Item 12.           Certain Relationships and Related Transactions                               15
       Item 13.           Exhibits and Reports on Form 8-K                                             15

       SIGNATURES                                                                                      16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    The business of Famous Dave's of America, Inc. (the "Company") is to develop, own and operate barbeque restaurants under the name "Famous Dave's". As of December 28, 1997, the Company owned and operated fourteen restaurants, ten in Minnesota and four in Wisconsin, with eight additional units in development in Minnesota, Wisconsin, Iowa and Illinois.

THE FAMOUS DAVE'S CONCEPT

    The Company seeks to differentiate itself by providing high-quality food in a distinctive and comfortable atmosphere. In May 1997, Famous Dave's was named a "1997 Hot Concept" by Nation's Restaurant News, a leading restaurant publication. Key elements of the Company's concept include the following:

High Quality Food. Each restaurant features a distinctive selection of authentic, barbeque-oriented menu items from various regions of the U.S. Such items include hickory-smoked St. Louis-style ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and barbeque sandwiches, as well as honey-buttered corn bread, potato salad, coleslaw, Shack Fries and Wilbur(TM) Beans. Homemade desserts, including Famous Dave's Bread Pudding and Hot Fudge Kahlua(TM) Brownies, are a specialty. To complement its barbeque items and to suit different customer tastes, the Company's Famous Dave's BBQ Sauces come in four regional variations (Rich & Sassy(TM), Texas Pit(TM), Georgia Mustard(TM) and Hot Stuff(TM)). These sauces represent signature items of the Company which are also distributed throughout Famous Dave's territory as retail grocery items. Management believes that its high quality food is a principal point of differentiation between Famous Dave's and other barbeque competitors, and is a significant contributing factor to its level of repeat business.

Distinctive Environment -- Decor and Music. The Company's original theme, a nostalgic roadhouse shack ("Shack"), is promoted by the abundant use of rustic antiques, items of Americana from the '30s and '40s, and very upbeat, hand-selected, recorded blues music to enhance the environment and add to the customer's experience. In addition, the Company has developed a larger "Blues Club" format (an authentic Chicago Blues Club decor featuring live music seven nights a week) and a "Lodge" format (featuring a rustic North Woods lodge decor.)

Broad-Based Appeal. Management believes that the Company's concept has broader appeal than other restaurant concepts because it attracts customers of all ages. Management believes that the Company's distinctive concept, combined with high-quality food, make Famous Dave's appealing to children, teenagers and adults.

OPERATING STRATEGY

         Key elements of the Company's operating strategy include the following:

         Operational Simplicity. The Company strives to ensure a consistent, high-quality eating experience by employing a streamlined operating system based on a focused menu and simplified food preparation techniques. Famous Dave's menu focuses on a limited number of popular barbeque items and side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared seasonings, sauces and mixes. This streamlined operating system helps reduce the Company's costs of operation by requiring less staff, lowering training costs and eliminating the need for highly-compensated chefs. The limited number of menu items and simplified food preparation process permits meals to be served quickly and consistently.

         Recruiting, Training and Retaining Employees. The Company believes that a key component of the success of its concept rests with the ability to hire, train and motivate qualified restaurant employees. The Company believes that by providing training, competitive compensation and opportunities for employee involvement and advancement, the Company encourages a sense of personal commitment from its employees. In 1997, the Company instituted Hog Heaven University, which augments the Company's technical training with programs aimed at improving the personal development skills of the Company's managers. The Company believes that its competitive compensation, employee involvement and streamlined operating system help enable it to attract and retain qualified restaurant managers and employees.

         Take-out --- Focus on Customer Convenience. The Company seeks to provide its customers with maximum convenience by offering convenient take-out service in addition to its lively and entertaining sit-down experience. The Company believes that Famous Dave's barbeque and side dishes are viewed by guests as traditional American "picnic foods" that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. The Company believes the high quality, reasonable cost and avoidance of preparation time make take-out of the Company's product particularly attractive to customers, and more than 25% of the Company's restaurant revenues are derived from this method. The Company's restaurants have been designed specifically to accommodate a significant level of take-out sales, including a separate take-out counter.

         Style of Service. The Company's Blues Club and Lodge utilize a full-service style of service. Through 1997, the Company's Shacks have utilized a more limited, counter-style of service with self-service seating and drink selection. Management is currently evaluating a change to full-service for certain of its existing and future shacks.

         Customer Satisfaction. Management believes that it has achieved a significant level of repeat business by providing high-quality food and efficient friendly service, in an entertaining environment at moderate prices. The Company strives to maintain quality and consistency in each of its restaurants through the training and supervision of personnel and the establishment of and adherence to high standards of personnel performance, food preparation and facility maintenance. The Company has also built family-friendly strategies into its food, service and design by providing children's menus, smaller-sized entrees at reduced prices and changing tables in restrooms.

         Attractive Value-to-Price Relationship. Famous Dave's offers its high quality food and distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $4.99 to $16.99 resulting in an average check of approximately $10.50 during fiscal 1997.

EXPANSION STRATEGY

         Management believes that the casual dining barbeque niche of the restaurant industry offers strong growth opportunities for the Company because the barbeque niche of the restaurant market is highly fragmented.
The key elements of the Company's growth strategy include the following:

         Targeted Expansion. The Company believes that there are significant growth opportunities for Famous Dave's restaurants throughout the United States. The Company generally intends to enter new markets with one or more restaurants in high-profile, heavy traffic retail locations in order to build brand awareness. Next the Company would develop the market further with additional restaurants, some of which may be in less visible, less traveled neighborhood and retail locations. In major metropolitan markets, the Company may initially open a BBQ & Blues Club to serve as a marketing and promotional vehicle for future restaurants which will be developed subsequently in the surrounding area. The Company currently plans to concentrate its expansion primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness and creating opportunities for operating, distribution and marketing efficiencies. In late 1997, the Company opened its first Lodge restaurant and currently anticipates utilizing this format more extensively later in fiscal 1998. The Company currently anticipates opening 10 to 12 additional units in fiscal 1998 and plans to target its 1998 restaurant expansion in the upper and central Midwestern part of the United States.

         Flexible Unit Formats. Because of its variable unit formats, the Company believes it can tailor the Famous Dave's concept to a variety of markets, demographic areas and real estate locations. Management believes the flexibility in building size, type of construction and configuration, as well as a variable service structure permits location in a variety of economic and demographic areas throughout different markets.

FRANCHISE PROGRAM

    The Company is currently evaluating its strategy for pursuing a franchise program for its restaurants. The Company has taken steps to meet various legal requirements in order to offer and sell franchises, but has not yet sold any franchises. The Company currently anticipates that it will not actively pursue the sale of franchises in 1998.

RESTAURANT OPERATIONS - MANAGEMENT AND EMPLOYEES

    The Company's ability to manage multi-location units will be central to its overall success. The Company's management includes experienced personnel with extensive restaurant experience. At the unit level, the Company places specific emphasis on the position of general manager ("General Manager") and seeks employees with significant restaurant experience and management expertise. The Company strives to maintain quality and consistency in each of its units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and maintenance of facilities. The Company attempts to attract high quality, experienced restaurant management and personnel with its competitive compensation and bonus programs.

    All managers must complete a training program, during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. The Company has also prepared operations manuals relating to food and beverage quality and service standards. New staff members participate in approximately three weeks of training under the close supervision of Company management. Management strives to instill enthusiasm and dedication in its employees, regularly solicits employee suggestions concerning Company operations and endeavors to be responsive to employees' concerns. In addition, the Company has numerous programs designed to recognize and reward employees for superior performance. Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each Shack or Lodge unit has between 25 and 80 employees.

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

MANAGEMENT INFORMATION SYSTEMS

    The Company has developed restaurant-level management information systems that include a computerized point-of-sale system which facilitates the movement of customer orders between the customer areas and kitchen operations, processes credit card transactions, and provides management with revenue and other key operating and financial information. The Company also uses a time management system which tracks the time worked by each employee, allowing management to more effectively manage labor costs through better scheduling of employee work hours.

    The Company's unit-level point-of-sale, time management and inventory management systems provide data for posting to the Company's general ledger and to other accounting subsystems. The general ledger system provides various management reports comparing actual and budgeted results. The results are reported to and reviewed by Company management. Such reporting includes (i) daily reports of revenues, (ii) weekly reports of selected controllable unit expenses and (iii) detailed monthly reports of revenues and expenses.

MARKETING AND PROMOTION

    To date, the Company has relied primarily upon advertising, publicity and "word of mouth" advertising to attract customers to its restaurants. The Company also uses distinctive exterior signage and off-site billboards. In addition, the Company has attempted to create brand awareness in its "Famous Dave's" name by offering items such as Famous Dave's BBQ sauces for retail sale at its restaurants and in grocery stores in the Twin Cities area and certain other markets. The Company also participates in local rib festivals and barbeque contests.

TRADEMARKS

    The Company has trademarked or has applied for registration of various service marks and intends to defend its service marks. However, there can be no assurance that the Company will be granted trademark registration for its pending applications or any or all of the proposed uses in the Company's applications. In the event the Company's additional mark(s) are granted registration, there can be no assurance that the Company can protect such mark(s) and design(s) against prior users in areas where the Company conducts operations. There is also no assurance that the Company will be able to prevent competitors from using the same or similar marks, concepts or appearance.

COMPETITION

    Competition in the restaurant industry is intense. Famous Dave's restaurants compete with moderately priced, casual dining restaurants primarily on the basis of quality of food and service, atmosphere, location and value. In addition to existing themed and barbecue restaurants, the Company expects to face competition from steakhouses and other restaurants featuring large portions of red meat. The Company also competes with other restaurants and retail establishments for quality sites. Competition in the food service industry is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors.

    Many of the Company's competitors are well established and have substantially greater financial, marketing and other resources than the Company. Regional and national restaurant companies continue to expand their operations in current and anticipated market areas of the Company. The Company believes its ability to compete effectively depends on its ongoing ability to offer high-quality, competitively priced food in a distinctive environment.

    In addition, to the extent that barbeque restaurants are frequently viewed as "local", the Company may experience intense competition or lack of consumer acceptance if it expands into areas with existing barbeque restaurants.

GOVERNMENT REGULATION

    The Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. The Company's restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, any of which would adversely affect the operations of the Company. Restaurant operating costs are also affected by other government actions which are beyond the Company's control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs and unemployment and other taxes. The Company is also subject to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated persons.

    To the extent that the Company offers and sells franchises, the Company is also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provision and the termination or nonrenewal of a franchise. Bills have been introduced in Congress from time to time which would provide for federal regulation of substantive aspects of the franchiser-franchisee relationship. As proposed, such legislation would limit, among other things, the duration and scope of non-competition provisions, the ability of a franchiser to terminate or refuse to renew a franchise, and the ability of a franchiser to designate sources of supply.

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

EMPLOYEES

    As of December 28, 1997, the Company had approximately 750 employees, approximately 35% of which were full-time. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTIES

    The following table sets forth certain information about the Company's existing restaurant locations and locations in development as of December 28, 1997:

                                              APPROXIMATE    APPROXIMATE
                                                 SQUARE       INTERIOR     LAND OWNED    CONVERSION OR       DATE OPENED OR
                LOCATION             FORMAT     FOOTAGE        SEATS        OR LEASED   NEW CONSTRUCTION  PLANNED TO BE OPENED
                --------             ------     -------        -----        ---------   ----------------  --------------------
     Linden Hills, Minneapolis, MN    Shack      2,900           50          Leased        Conversion               June 1995
     Roseville, MN                    Shack      4,800           100         Leased        Conversion               June 1996
     Calhoun Square, Minneapolis, MN   Club     10,500           350         Leased        Conversion             September 1996
     Maple Grove, MN                  Shack      5,200           120          Owned     New Construction            April 1997
     Highland Park, St. Paul, MN      Shack      5,200           120         Leased     New Construction            June 1997
     Stillwater, MN                   Shack      5,200           120          Owned     New Construction            July 1997
     Apple Valley, MN                 Shack      3,800           90           Owned        Conversion               July 1997
     Madison, WI #1                   Shack      4,800           100         Leased        Conversion              August 1997
     Grand Chute, WI (Appleton, WI)   Shack      2,900           75           Owned        Conversion              October 1997
     Forest Lake, MN                  Shack      4,500           90          Leased     New Construction           October 1997
     Winona, MN                       Shack      4,400           90          Leased        Conversion             November 1997
     Middleton, WI (Madison, WI #2)   Shack      4,800           100         Leased        Conversion             November 1997
     LaCrosse, WI                     Shack      3,800           80           Owned        Conversion             December 1997
     Minnetonka, MN                   Lodge      5,500           130         Leased     New Construction          December 1997
     Plymouth, MN                     Shack      2,100           25          Leased        Conversion              January 1998
     West St. Paul, MN                Shack      6,000           140         Leased        Conversion              January 1998
     Rochester, MN                    Shack      5,000           140         Leased        Conversion             February 1998
     Janesville, WI                   Shack      4,100           100         Leased        Conversion               March 1998
     West Des Moines, IA              Shack      5,200*         120*         Leased        Conversion            2nd Quarter 1998
     Des Moines, IA                   Shack      4,600*         110*         Leased        Conversion            2nd Quarter 1998
     Naperville, IL                   Lodge      5,500*         150*         Leased        Conversion            2nd Quarter 1998
     Chicago, IL                      Club      15,000*         500*         Leased     New Construction           Fiscal 1999

----------
* Estimated

    The development cost of the Company's restaurants varies depending primarily on the size of the restaurant and whether it is a conversion of an existing building or a newly constructed unit. Since the Company's inception and through fiscal 1997, the development cost of the Company's existing shack or lodge restaurants has ranged from approximately $460,000 to $1,390,000 per restaurant for conversions ranging in size from 2,900 square feet to 4,800 square feet and $1,530,000 to $2,175,000 per restaurant for new construction ranging in size from 4,500 square feet to 5,500 square feet. Such development costs include construction, fixtures, furniture and equipment, and pre-opening costs, and do not include the cost of purchased land as it has been the Company's general practice to lease the majority of its sites. The development cost of the Company's existing 10,500 square foot Blues Club was approximately $2,600,000, including pre-opening expenses of approximately $180,000.

    The Company is currently reevaluating the planned development of the Chicago Blues Club and may defer development until later in fiscal 1998 or fiscal 1999. There can be no assurances that units planned for 1998 or 1999 will open when planned, or at all, due to the risks associated with the development of new units, such as governmental approvals and the availability of capital, many of which are beyond the Company's control.

    The Company's leased restaurant facilities are occupied under agreements with terms ranging from seven to 15 years, excluding renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. The Company's executive offices are located in approximately 14,000 square feet in Eden Prairie, Minnesota, under a lease expiring in 1999.


ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 28, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

    The Company's Common Stock is traded on the Nasdaq Stock MarketSM under the symbol DAVE. The Company's Common Stock was quoted on the Nasdaq SmallCap Market from November 5, 1996 through July 24, 1997 and the Nasdaq National Market subsequent to July 24, 1997.

    The following table summarizes the high and low sale prices per share of the Common Stock for the periods indicated, as reported on the Nasdaq Stock
MarketSM:


                          1996        HIGH    LOW
                        --------     ------  -----
                     Fourth Quarter   8.75    6.75

                          1997        HIGH    LOW
                        --------     ------  -----
                     First Quarter    9.63    6.63
                     Second Quarter  14.25    8.75
                     Third Quarter   21.13   12.75
                     Fourth Quarter  19.88    7.94


    On March 20, 1998, the last reported sale price for the Common Stock was $6.00 per share. As of March 20, 1998, the Company had 286 record holders of Common Stock plus an estimated 1,000 additional beneficial shareholders.

    In October and November 1996, the Company sold in its initial public offering 2,645,000 Units at an offering price of $6.50 per Unit and received net proceeds from the offering of approximately $15.2 million. Each Unit consisted of one share of Common Stock and one Redeemable Class A Warrant which entitled the holder to purchase one share of Common Stock at $8.50 per share. During July 1997, 2,637,840 of the outstanding 2,645,000 warrants were exercised with the Company issuing an additional 2,637,840 shares and receiving net proceeds totaling approximately $22.3 million. As indicated in the registraton statements dated October 1996 and June 1997 covering the above securities offerings (registration no. 333-10675), proceeds from such offerings have been used primarily to develop additional units. Through December 28, 1997, the Company estimates that proceeds from such offerings were primarily used for payments to non-affiliated entities and persons other than directors, officers or significant shareholders as follows:

                                                                                              Amount in ($000's)
                                                                                              ------------------
        Construction/conversion of units                                                          $13,300
        Purchase of furniture, fixtures and equipment                                             $ 5,800
        Purchase of real estate                                                                   $ 2,800
        Temporary investment in short-term, investment-grade, interest bearing securities         $15,600
                                                                                                 --------
                                                                                                  $37,500
                                                                                                 ========

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The business of Famous Dave's of America, Inc. (the "Company") is to develop, own and operate barbeque restaurants under the name "Famous Dave's". As of December 28, 1997, the Company owned and operated fourteen restaurants, ten in Minnesota and four in Wisconsin, with eight additional units in development in Minnesota, Wisconsin, Iowa and Illinois. Four of these units opened in January, February and March 1998. As of December 28, 1997, the Company had no franchised units open or franchise agreements signed.

    The Company was formed in March 1994 and opened its first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. Prior to opening the Linden Hills Unit, the Company had no revenues and its activities were devoted solely to development. Through December 28, 1997, the Company had opened a total of fourteen restaurants as follows:

                                              APPROXIMATE
                                                 SQUARE      CONVERSION OR
                LOCATION             FORMAT     FOOTAGE    NEW CONSTRUCTION      DATE OPENED
                --------             ------     -------    ----------------      -----------
     Linden Hills, Minneapolis, MN    Shack      2,900        Conversion           June 1995
     Roseville, MN                    Shack      4,800        Conversion           June 1996
     Calhoun Square, Minneapolis,MN   Club      10,500        Conversion        September 1996
     Maple Grove, MN                  Shack      5,200       New Construction     April 1997
     Highland Park, St. Paul, MN      Shack      5,200       New Construction     June 1997
     Stillwater, MN                   Shack      5,200       New Construction     July 1997
     Apple Valley, MN                 Shack      3,800        Conversion           July 1997
     Madison, WI #1                   Shack      4,800        Conversion          August 1997
     Grand Chute, WI (Appleton, WI)   Shack      2,900        Conversion         October 1997
     Forest Lake, MN                  Shack      4,500       New Construction    October 1997
     Winona, MN                       Shack      4,400        Conversion         November 1997
     Middleton, WI (Madison, WI #2)   Shack      4,800        Conversion         November 1997
     LaCrosse, WI                     Shack      3,800        Conversion         December 1997
     Minnetonka, MN                   Lodge      5,500       New Construction    December 1997

    The future additional revenues and profits of the Company will depend upon various factors, including additional market acceptance of the Famous Dave's concept, the quality of the restaurant operations, the ability to successfully expand into new markets, the ability of the Company to raise additional financing as required and general economic conditions. There can be no assurances the Company will successfully implement its expansion plans, in which case it will continue to be dependent on revenues from existing operations. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of an expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple-site and higher-volume operations, the control of overhead expenses and the addition and retention of necessary personnel.

    Components of operating expenses include operating payroll and fringe benefits, occupancy costs, repair and maintenance, and advertising and promotion. Certain of these costs are variable and will increase with sales volume. The primary fixed costs are corporate and restaurant management and occupancy costs. The Company's experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three months of operation. The Company believes, however, that as restaurant management and staff gain experience, labor scheduling, food cost management and operating expense control are improved to levels similar to those at the Company's more established restaurants.

    General and administrative expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, recruiting, training, rent and office supplies are major items in this category.

    At January 1, 1996, the Company elected a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Before January 1, 1996, the Company used a fiscal year ending on December 31. Fiscal 1996 and fiscal 1997 were 52-week years.

OPERATING RESULTS

    Overall results of operations for the 52 weeks ended December 28, 1997 reflect the opening of eleven new units during fiscal 1997 and the additions to the Company's infrastructure to support a rapid expansion rate. The overall operating results of the Company for fiscal 1997 and fiscal 1996, expressed as a percentage of net sales, were as follows:

                                                                             FISCAL YEARS ENDED
                                                                        ---------------------------
                                                                         DECEMBER 28,   DECEMBER 29,
                                                                             1997           1996
                                                                        -------------  -------------
                                 Sales, Net...........................    100.0           100.0

                                 Unit-Level Costs and Expenses:
                                   Food and Beverage Costs............     37.1            35.9
                                   Labor and Benefits.................     25.2            24.0
                                   Operating Expenses.................     19.3            19.6
                                   Depreciation and Amortization......      3.7             3.0
                                   Pre-opening Expenses...............      7.3             1.9
                                                                          -----          ------
                                      Total Costs and Expenses........     92.7            84.3
                                                                          -----          ------

                                 Income from Unit-level Operations....      7.3            15.7

                                 General and Administrative Expenses       35.4            32.8
                                                                          -----         -------

                                 Loss from Operations.................    (28.0)          (17.1)

                                 Interest and Other Income (Expense)        2.9             2.2
                                                                          -----         -------

                                 Net Loss.............................    (25.1)          (14.9)
                                                                          =====         =======

    A breakdown of the Company's restaurant and non-restaurant operating results is as follows (amounts in $000's):

                                                           FISCAL YEAR ENDED DECEMBER 28, 1997
                                                           -----------------------------------
                                                                    Non-restaurant
                                         Restaurant Operations        Operations             Total Company
                                         ---------------------    -------------------        -------------
                                           Amount    % of Net      Amount     % of Net      Amount     % of Net
                                           ------     Sales        ------      Sales        ------      Sales
                                                     --------                 --------                 --------
Sales, Net...........................      16,728      100.0        1,474       100.0       18,202      100.0
                                           ------      -----        -----       -----       ------      -----

Unit-Level Costs and Expenses:
  Food and Beverage Costs............       5,980       35.7          770        52.2        6,750       37.1
  Labor and Benefits.................       4,267       25.5          328        22.3        4,595       25.2
  Operating Expenses.................       3,164       18.9          357        24.2        3,521       19.3
  Depreciation and Amortization......         669        4.0            9         0.6          678        3.7
  Pre-opening Expenses...............       1,324        7.9            0         0.0        1,324        7.3
                                           ------      -----        -----       -----       ------      -----
     Total Costs and Expenses........      15,404       92.1        1,464        99.3       16,868       92.7
                                           ------      -----        -----       -----       ------      -----

Income from Unit-level Operations....       1,324        7.9           10         0.7        1,334         7.3
                                           ------      -----        -----       -----       ------      ------
                                                           FISCAL YEAR ENDED DECEMBER 29, 1996
                                                           -----------------------------------
                                                                    Non-restaurant
                                         Restaurant Operations        Operations             Total Company
                                         ---------------------    -------------------        -------------
                                           Amount    % of Net      Amount     % of Net      Amount    % of Net
                                           ------     Sales        ------      Sales        ------     Sales
                                                     --------                --------                 --------
Sales, Net...........................      4,707       100.0         45         100.0       4,752       100.0
                                           -----       -----        ---         -----       -----       -----

Unit-Level Costs and Expenses:
  Food and Beverage Costs............      1,673        35.5         31          68.9       1,704        35.9
  Labor and Benefits.................      1,107        23.5         33          73.3       1,140        24.0
  Operating Expenses.................        927        19.7          3           6.7         930        19.6
  Depreciation and Amortization......        144         3.1          0           0.0         144         3.0
  Pre-opening Expenses...............         89         1.9          0           0.0          89         1.9
                                           -----       -----        ---         -----       -----       -----
     Total Costs and Expenses........      3,940        83.7         67         148.9       4,007        84.3
                                           -----       -----        ---         -----       -----       -----

Income (Loss) from Unit-level                767        16.3        (22)        (48.9)        745        15.7
Operations...........................      -----       -----        ---         -----       -----       -----



    The Company's non-restaurant revenues consist primarily of retail grocery sales in fiscal 1996 and retail grocery, catering and special event sales in fiscal 1997.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

    Net Sales -- Net sales increased by $13,450,000 or 283% to $18,202,000 for the year ended December 28, 1997 from $4,752,000 for the year ended December 29, 1996. The increase in sales was due primarily to the additional eleven restaurants opened during fiscal 1997, adding to the base of three restaurants open as of December 29, 1996, as well as an increase in non-restaurant revenues. Because of the 1997 restaurant openings, and expected additional restaurant openings in 1998, the Company anticipates net sales and operating costs and expenses to continue to increase during fiscal 1998. The Company had no material menu price increases during fiscal 1997.

    Same Store Sales -- It is the Company's policy to include in its same store sales base restaurants which have been open more than eighteen months. During fiscal 1997, the only restaurant included in this base was the Linden Hills unit. Same store sales for fiscal 1997 decreased approximately 10% compared to fiscal 1996. Management believes that this decrease reflects primarily the redistribution of customer demand because of new units opened in the Minneapolis/St. Paul market during 1997.

    Average Weekly Sales -- Average weekly sales from restaurant operations increased from $48,500 to $51,600 reflecting primarily the larger sales volumes from the Calhoun Blues Club, which was open during all of fiscal 1997 vs. less than four months in fiscal 1996, offset by an increase in the mix of relatively lower-unit-volume shacks vs. the relatively higher-unit-volume club. Restaurant operating weeks during fiscal 1997 totaled 324 compared to 97 in fiscal 1996. Average weekly sales at units outside of the Minneapolis/St. Paul market have generally been lower than sales at units within the Minneapolis/St. Paul market, reflecting what management believes are lower levels of name recognition and brand awareness in new markets.

    Food and Beverage Costs -- Food and beverage costs for fiscal 1997 were $6,750,000 or 37.1% of net sales compared to $1,704,000 or 35.9% for fiscal 1996. The increase in food and beverage costs as a percent of net sales was primarily due to increased sales of lower-margin retail grocery items, higher pork prices throughout much of fiscal 1997 and initial operating inefficiencies associated with the opening of new units, offset by reduced costs and expenses due to improved purchasing power.

    Labor and Benefits -- Labor and benefits were $4,595,000 or 25.2% of net sales in fiscal 1997 compared to $1,140,000 or 24.0% of net sales in fiscal 1996. The increase in labor and benefits as a percent of net sales was primarily attributable to initial operating inefficiencies associated with the opening of new units.

    Operating Expenses -- Operating expenses for fiscal 1997 were $3,521,000 or 19.3% of net sales compared to $930,000 or 19.6% of net sales for fiscal 1996. The decrease in operating expenses as a percent of sales in fiscal 1997 compared to fiscal 1996 is primarily due to an increase in the ratio of owned vs. leased properties (in general, there is no rent expense associated with owned properties), offset by higher operating costs associated with non-restaurant operations and the Calhoun Blues Club which opened in September 1996.

    Depreciation and Amortization -- Unit-level depreciation and amortization for fiscal 1997 was $678,000 or 3.7% of net sales compared to $144,000 or 3.0% of net sales for fiscal 1996. The increase in unit-level depreciation and amortization as a percent of net sales is due primarily to higher levels of depreciation resulting from higher construction costs associated with newly-constructed units opened in fiscal 1997. Units opened in 1996 and prior were conversions of existing structures which generally had lower levels of investment in relation to sales and thus lower levels of depreciation as a percent of net sales.

    Pre-opening Expenses -- Beginning in the second quarter of fiscal 1997, pre-opening expenses are deferred and charged to expense in the month a new restaurant opens. In fiscal 1996, these expenses were deferred and charged to expense over no longer than a twelve-month period following the opening of the restaurant. Pre-opening expenses were $1,324,000 or 7.3% of net sales for fiscal 1997 compared to $89,000 or 1.9% of net sales for fiscal 1996. These expenses reflect the opening of eleven new restaurants in fiscal 1997 vs. the opening of two new restaurants in fiscal 1996. Pre-opening expenses were generally higher for units opened in fiscal 1997 due primarily to costs associated with more extensive training of restaurant management and staff and costs associated with openings outside of the Minneapolis/St. Paul market.

    Income from Unit-level Operations -- Income from unit-level operations totaled $1,334,000 or 7.3% of net sales for fiscal 1997 compared to $745,000 or 15.7% of net sales for fiscal 1996. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of the Company's operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of sales, from 1996 to 1997 is primarily attributable to the increase in net sales from additional units opened and the impact of pre-opening expenses associated with the eleven additional units opened. Other changes in costs and expenses discussed above also contributed to the change in income from unit-level operations.

    General and Administrative Expenses -- General and administrative expenses increased to $6,435,000 or 35.4% of net sales in fiscal 1997 from $1,558,000 or 32.8% of net sales in fiscal 1996. The increase in these expenses is primarily attributable to costs associated with the development of the Company's corporate and administrative infrastructure to support the development of additional restaurants. Management expects a reduction in the percentage of general and administrative expense to sales during fiscal 1998. Also see "1998 Adjustments To Corporate Infrastructure" below.

    Loss From Operations -- Loss from operations totaled ($5,105,000) or (28.0%) of net sales for fiscal 1997 compared to ($813,000) or (17.1%) of net sales for fiscal 1996. The increase in the loss from operations in 1997 compared to 1996 is primarily due to increased general and administrative expenses associated with the development of the Company's corporate and administrative infrastructure, the impact of pre-opening expenses associated with additional units opened and other changes in costs and expenses discussed above.

    Interest and Other Income (Expense), Net -- Interest and other income (expense), net, which primarily represents interest income from short-term investments offset by interest expense on capital lease obligations and a charge for a planned systems conversion, totaled $530,000 for fiscal 1997 compared to $106,000 for fiscal 1996. The increase from fiscal 1996 to fiscal 1997 was due primarily to interest income received from the short-term investment of proceeds from the Company's initial public offering in October 1996 and the exercise of Class A Warrants in July 1997.

    Net Loss / Net Loss per Share -- Net loss for fiscal 1997 was ($4,575,000) compared to ($707,000) for fiscal 1996. Basic and diluted net loss per common share was ($0.64) for fiscal 1997 compared to ($0.23) for fiscal 1996. The computations of basic and diluted net loss per share reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" in 1997 as well as implementation of guidance from the Securities and Exchange Commission Staff Accounting Bulletin No. 98 issued in February 1998. The increases in the net loss and the basic and diluted net loss per common share in 1997 compared to 1996 is primarily due to increased general and administrative expenses associated with the development of the Company's corporate and administrative infrastructure, the impact of pre-opening expenses associated with additional units opened and other changes in costs and expenses discussed above.

1998 ADJUSTMENTS TO CORPORATE INFRASTRUCTURE

In February and March 1998, the Company adjusted its corporate infrastructure to a reduced level which management believes is appropriate to support its current, more controlled, plans for expansion and franchising. Such adjustments included the resignation or termination of 12 members of the corporate staff, including the president, vice president of franchising and executive vice president of strategic planning and marketing. In addition, the Company's chief financial officer has also indicated his intention to resign effective March 31, 1998 and the Company has commenced a national search for his successor.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has met its capital requirements primarily through the sale of Common Stock to and borrowings from its founder, David W. Anderson, the private placement of Common Stock and the sale of Common Stock and Warrants to the public.

    During the period from March 14, 1994 (Inception) through December 31, 1995, the Company sold to Mr. Anderson 2,000,000 shares of Common Stock at $.50 per share. Additionally, the Company entered into a revolving promissory note with Mr. Anderson allowing for advances of up to $2,000,000. This note was repaid and expired during 1997.

    In July 1996, the Company completed a private placement of 1,356,250 shares of Common Stock at $3.50 per share. The net proceeds to the Company were approximately $4.1 million.

    In October and November 1996, the Company sold in its initial public offering 2,645,000 Units at an offering price of $6.50 per Unit, including 345,000 Units from the exercise of the Underwriter's over-allotment option. The Company received net proceeds from the offering of approximately $15.2 million. Each Unit consisted of one share of Common Stock and one Redeemable Class A Warrant which entitled the holder to purchase one share of Common Stock at $8.50 per share.

    In June 1997, the Company called for the redemption of the Class A Warrants, giving warrant holders 30 days notice to exercise their warrants prior to redemption by the Company. During July 1997, the warrant call was completed with 2,637,840 of the outstanding 2,645,000 warrants being exercised. Net proceeds to the Company from such exercises totaled approximately $22.3 million. Unexercised warrants were redeemed for $.01 per warrant.

    As of December 28, 1997, the Company held cash and short-term investments of approximately $18.3 million compared to $14.3 million as of December 29, 1996. As reflected in the accompanying consolidated financial statements, this increase in cash and short-term investments during the fifty-two weeks ended December 28, 1997 primarily represents cash received from the exercise of Class A Warrants and other financing activities (approximately $21.7 million), offset by cash used for the purchase and/or development of property, equipment and leasehold improvements (approximately $20.1 million.)

The development cost of the Company's restaurants has varied depending primarily on the size of the restaurant and whether it is a conversion of an existing building or a newly constructed unit. Since the Company's inception and through fiscal 1997, the development cost of the Company's existing shack or lodge restaurants has ranged from approximately $460,000 to $1,390,000 per restaurant for conversions ranging in size from 2,900 square feet to 4,800 square feet and $1,530,000 to $2,175,000 per restaurant for new construction ranging in size from 4,500 square feet to 5,500 square feet. Such development costs include construction, fixtures, furniture and equipment, and pre-opening costs, and do not include the cost of purchased land as it has been the Company's general practice to lease the majority of its sites. The development cost of the Company's existing 10,500 square foot Blues Club was approximately $2,600,000, including pre-opening expenses of approximately $180,000.

    As of December 28, 1997, the Company had irrevocable letters of credit outstanding for a total of approximately $1.6 million, including a letter of credit for $1.5 million related to the Blues Club under construction in Chicago. Such letters of credit are secured in full by the pledge of short-term securities.

    As of December 28, 1997, the Company had a lease financing facility of up to $3.5 million for furniture, fixtures, equipment and leasehold improvements, of which approximately $2.0 million had been funded through December 28, 1997.

    To continue the Company's expansion, the Company anticipates that additional financing will be required during fiscal 1998. The Company anticipates that future development and expansion will be funded or financed primarily through cash and short-term investments currently held, proceeds from the sale of additional equity and/or debt securities, and proceeds from other forms of financing such as lease financing or other credit facilities. However, there are no assurances that additional financing required for expansion will be available on terms acceptable or favorable to the Company.

INCOME TAXES

    At December 28, 1997, the Company had federal and state net operating loss carryforwards ("NOL's") for tax reporting purposes of approximately $4.9 million, which if not used will begin to expire in 2011. Future changes in ownership, if any, may place limitations on the use of these NOL's. The Company has recorded a full valuation allowance against the deferred tax asset related to the NOL's due to the uncertainty of realizing the related benefit.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

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

PROPOSED NEW ACCOUNTING STANDARD

In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued an exposure draft entitled "Reporting on the Costs of Start-Up Activities." The proposed accounting standard contained in this draft would require entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. If adopted by the AICPA, this new accounting standard would be effective for fiscal years beginning after December 15, 1997. The comment period for the exposure draft ended in July 1997, and the AICPA is expected to issue a final pronouncement on this standard during the second quarter of 1998.

If the new accounting principle is adopted by the AICPA, implementation will involve the recognition of the cumulative effect of the change in accounting principle required by the new standard as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of fiscal 1998. The Company's policy is to defer pre-opening costs and charge such costs to expense in the month a new restaurant opens. As of December 28, 1997, the Company had deferred approximately $130,000 of pre-opening costs related to units in development.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-KSB constitute "Forward-Looking Statements" within the meaning of the private securities litigation reform act of 1995 (the "Reform Act"). Such Forward-Looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: additional market acceptance of the Famous Dave's concept; the ability to successfully expand into new markets; the ability of the company to execute its expansion strategy; changes in business strategy or development plans; availability and terms of capital; changes in costs of food, labor, and employee benefits; changes in Government Regulations; competition; availability of locations and terms of sites for restaurant development; development and operating costs; advertising and promotional efforts; brand awareness and other factors referenced in this Form 10-KSB.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements of the Company are included herein following the signatures, beginning at page F-1.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        See "exhibit index" on the page following the Consolidated Financial Statements.

    (b) Reports on Form 8-K.

        None.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FAMOUS DAVE'S OF AMERICA, INC.
                                ("REGISTRANT")


Dated: March 30, 1998           By  /s/ Douglas S. Lanham
                                   ----------------------
                                      Douglas S. Lanham
                                      Chief Executive Officer, President and
                                      Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 1998 by the following persons on behalf of the Registrant, in the capacities indicated.

                      SIGNATURE                           TITLE
                      /s/ David W. Anderson               Chairman of the Board
                      --------------------------
                      David W. Anderson

                      /s/Douglas S. Lanham                Chief Executive Officer, President,
                      --------------------------          Chief Operating Officer and
                      Douglas S. Lanham                   Director (principal executive
                                                          officer)


                      /s/ Steven E. Opdahl                Vice President--Finance, Chief
                      --------------------------          Financial Officer (principal
                      Steven E. Opdahl                    financial and accounting
                                                          officer)

                      /s/ Thomas J. Brosig                Director
                      --------------------------
                      Thomas J. Brosig

                      /s/ Richard L. Monfort              Director
                      --------------------------
                      Richard L. Monfort

                      /s/ Martin J. O'Dowd                Director
                      --------------------------
                      Martin J. O'Dowd

ITEM 7.  FINANCIAL STATEMENTS




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Famous Dave's of America, Inc.:

We have audited the accompanying consolidated balance sheets of Famous Dave's of America, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave's of America, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                              LUND KOEHLER COX & COMPANY, PLLP

Minneapolis, Minnesota
January 26, 1998

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 28, 1997 AND DECEMBER 29, 1996
                     (in thousands, except per share data)


                                                          1997         1996
                                                          ----         ----
                          ASSETS
Current assets:
  Cash and cash equivalents                               $    7,984  $   4,907
  Securities available-for-sale                               10,328      9,417
  Inventories                                                    471        167
  Prepaids and other current assets                            1,059        654
                                                          ----------  ---------
     Total current assets                                     19,842     15,145

Property, equipment and leasehold improvements, net           26,179      6,093
                                                          ----------  ---------
                                                          $   46,021  $  21,238
                                                          ==========  =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $    5,718  $     446
  Current portion of capital lease obligations                   361        162
  Notes payable                                                    0        390
  Other current liabilities                                    1,444        195
                                                          ----------  ---------
     Total current liabilities                                 7,523      1,193

Capital lease obligations, net of current portion              1,390        742
                                                          ----------  ---------
     Total liabilities                                         8,913      1,935
                                                          ----------  ---------
Commitments and contingencies (note 12)

Shareholders' equity:
  Common stock, $.01 par value, 100,000 shares authorized,
   8,667 and 6,001 shares issued and outstanding                  87         60
  Additional paid-in capital                                  41,928     19,587
  Unrealized loss on securities available-for-sale                 0        (12)
  Accumulated deficit                                         (4,907)      (332)
                                                          ----------  ---------
     Total shareholders' equity                               37,108     19,303
                                                          ----------  ---------
                                                          $   46,021  $  21,238
                                                          ==========  =========


         See accompanying notes to consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996
                     (in thousands, except per share data)


                                                               1997      1996
                                                            ---------- ----------
Sales, net                                                  $ 18,202     $  4,752
                                                            --------     --------
Costs and expenses:
  Food and beverage costs                                      6,750        1,704
  Labor and benefits                                           4,595        1,140
  Operating expenses                                           3,521          930
  Depreciation and amortization                                  682          144
  Pre-opening expenses                                         1,324           89
  General and administrative                                   6,435        1,558
                                                            --------     --------
     Total costs and expenses                                 23,307        5,565
                                                            --------     --------
Loss from operations                                          (5,105)        (813)
                                                            --------     --------
Other income (expense):
  Interest income                                                913          197
  Interest expense                                              (151)         (91)
  Reserve for loss on systems conversion                        (232)           0
                                                            --------     --------
     Total other income (expense)                                530          106
                                                            --------     --------
Net loss                                                    $ (4,575)    $   (707)
                                                            ========     ========
Basic and diluted net loss per common share                 $  (0.64)    $  (0.23)
                                                            ========     ========
Shares used in computing basic and diluted net loss
per common share                                               7,165        3,079
                                                            ========     ========



         See accompanying notes to consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996
                                 (in thousands)


                                                                                  Unrealized Loss
                                                  Common Stock      Additional    on Securities
                                                ----------------     Paid-in        Available-   Accumulated
                                                Shares    Amount     Capital         For Sale      Deficit     Total
                                                ------    ------     -------      --------------   -------     -----
Balance - December 31, 1995                         2,000   $   20    $   980        $       0     $   (306)   $   694

  Termination of S Corporation status                  --       --       (681)           --             681          0

  Private placement of common stock at
  $3.50 per share, net of issuance costs            1,356       14      4,125            --              --      4,139

  Initial public offering of common
  stock at $6.50 per share, net of
  issuance costs                                    2,645       26     15,163            --              --     15,189

  Change in unrealized loss on
  securities available-for-sale                        --       --         --              (12)          --        (12)

  Net loss                                             --       --         --            --            (707)      (707)
                                                   ------   ------    -------        ---------     --------    -------
Balance - December 29, 1996                         6,001       60     19,587              (12)        (332)    19,303

  Exercise of Class A warrants at
  $8.50 per share, net of issuance costs
  and redemption of unexercised
  Class A warrants                                  2,638       26     22,301            --              --     22,327

  Exercise of stock options                            28        1         40            --              --         41

  Change in unrealized loss on
  securities available-for-sale                        --       --         --               12           --         12

  Net loss                                             --       --         --            --          (4,575)    (4,575)
                                                   ------   ------    -------        ---------     --------    -------
Balance - December 28, 1997                         8,667   $   87    $41,928        $       0     $ (4,907)   $37,108
                                                   ======   ======    =======        =========     ========    =======

         See accompanying notes to consolidated financial statements.

               FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996
                                (in thousands)



                                                                       1997        1996
                                                                   -----------  ----------
Operating activities:
  Net loss                                                         $   (4,575)   $   (707)
  Adjustments to reconcile net loss to
  cash flows from operating activities:
    Depreciation and amortization                                         902         273
    Reserve for loss on systems conversion                                232           0
    Changes in working capital items:
     Inventories                                                         (304)       (155)
     Prepaids and other current assets                                   (405)       (756)
     Accounts payable                                                   5,272         336
     Other current liabilities                                          1,249         165
                                                                   ----------    --------
      Cash flows from operating activities                              2,371        (844)
                                                                   ----------    --------
Investing activites:
  Net increase in securities available-for-sale                          (899)     (9,429)
  Purchases of property, equipment and leasehold improvements         (20,123)     (4,424)
                                                                   ----------    --------
      Cash flows from investing activities                            (21,022)    (13,853)
                                                                   ----------    --------
Financing activities:
  Proceeds from exercise of Class A warrants, net of issuance costs    22,327           0
  Proceeds from exercise of stock options                                  41           0
  Proceeds from private placement of stock, net of issuance costs           0       4,139
  Proceeds from initial public offering, net of issuance costs              0      15,188
  Advances on notes payable                                                 0         241
  Payments on note payable                                               (390)          0
  Payments on capital lease obligations                                  (250)        (64)
                                                                   ----------    --------
      Cash flows from financing activities                             21,728      19,504
                                                                   ----------    --------
Increase in cash and cash equivalents                                   3,077       4,807

Cash and cash equivalents, beginning                                    4,907         100
                                                                   ----------    --------
Cash and cash equivalents, ending                                  $    7,984    $  4,907
                                                                   ==========    ========



   See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996


(1)   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Famous Dave's of America, Inc. (the Company) was incorporated in the state of Minnesota on March 14, 1994. The Company develops, owns, operates and franchises American roadhouse style restaurants under the name "Famous Dave's". As of December 28, 1997, the Company had fourteen owned restaurants in operation, with additional restaurants in development. The Company has not yet franchised a restaurant.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Famous Dave's of America, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR - Beginning January 1, 1996, the Company adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. Fiscal years 1997 and 1996 were 52 week years.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents certificates of deposit and all other investments with original maturities of three months or less when purchased which are readily convertible into known amounts of cash. The balances maintained at financial institutions may, at times, exceed federally insured limits.

INVENTORIES - Inventories consist principally of food, beverages and retail goods and are recorded at the lower of cost (first-in, first-out) or market.

DEPRECIATION - Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment and antiques are depreciated or amortized using the straight-line method over five to seven years, while buildings are depreciated over thirty years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease term, including option periods.

PRE-OPENING EXPENSES - Effective March 31, 1997, the Company's policy is to capitalize the direct and incremental costs associated with a new restaurant and charge these costs to operations in the month the restaurant opens. Previously, the Company charged these costs to expense over no longer than a twelve-month period following the opening of the restaurant.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996


NET LOSS PER COMMON SHARE - During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement 128) for all periods shown. Statement 128 requires disclosures of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net loss by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. In addition, the Company has implemented recent guidance from the Securities and Exchange Commission issued in February 1998 regarding the implementation of Statement 128. Dilutive common equivalent shares have not been included in the computation of diluted EPS because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic EPS in subsequent years.

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

FINANCIAL INSTRUMENTS - The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations approximates the current rates at which the Company could borrow funds with similar remaining maturities.

RECLASSIFICATIONS - Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or shareholders' equity.

(2)   SECURITIES AVAILABLE-FOR-SALE

The Company classifies all investments which are not cash equivalents as securities available-for-sale with all gross unrealized gains or losses included as a separate component of shareholders' equity. There were unrealized losses of $0 and $12,000 at December 28, 1997 and December 29, 1996.

Securities available-for-sale are reported at fair value and are due within one year of the financial statement date. At December 28, 1997, $1,624,300 of these securities had been pledged as collateral for outstanding letters of credit (see note 12).

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996


(3)   INVENTORIES

Inventories consisted of the following at (in thousands):


                                                                 December 28,          December 29,
                                                                     1997                  1996
                                                               -----------------    -----------------
           Food and beverage                                   $             153    $              44
           Retail goods                                                      318                  123
                                                               =================    =================
                                                               $             471    $             167
                                                               =================    =================

(4)   PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consisted of the following at (in thousands):


                                                                 December 28,          December 29,
                                                                     1997                  1996
                                                               -----------------    -----------------
           Land, buildings and improvements                    $          16,508    $           4,478
           Furniture, fixtures and equipment                               7,120                1,387
           Antiques                                                        1,187                  234
           Less: accumulated depreciation and amortization                 1,100                  198
           Less: reserve for loss on system conversion                       232                    0
                                                               =================    =================
                                                                          23,483                5,901
Construction in progress                                                   2,696                  192
                                                               =================    =================
                                                               $          26,179    $           6,093
                                                               =================    =================

(5)   NOTES PAYABLE

MORTGAGE NOTE PAYABLE - CONTRACT FOR DEED - The Company had a mortgage note payable of $390,000 at December 29, 1996 which was paid in full during 1997.

NOTE PAYABLE - SHAREHOLDER - The Company had a $2,000,000 revolving note with its majority shareholder which expired June 1997. The outstanding balance on the note was $83,000 at December 29, 1996, which was paid in full during 1997 and netted with other related party balances included in other current assets.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996


(6)   RELATED PARTY TRANSACTIONS

S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. (S&D) is a company wholly owned by the majority shareholder of the Company. The Company rents four properties from S&D. The Company paid S&D rent of $169,000 and $104,000 for the years ended December 28, 1997 and December 29, 1996. The Company owed S&D $172,000 and $48,000 at December 28, 1997 and December 29, 1996.

GRAND PINES RESORTS, INC. - Grand Pines Resorts, Inc. (Grand Pines), is a company wholly owned by the majority shareholder of the Company. The Company charges Grand Pines a royalty of 4% of its food sales. Royalty income was $56,000 and $49,000 for the years ended December 28, 1997 and December 29, 1996. Until July 1997, the Company also provided certain management services to Grand Pines for 3% of its food sales. Management fee income was $15,000 and $38,000 for the years ended December 28, 1997 and December 29, 1996. At December 28, 1997 and December 29, 1996, Grand Pines owed the Company $190,000 and $215,000 for royalties, management services and other expenses.

(7)   CAPITAL LEASE OBLIGATIONS

The Company has a lease financing facility providing up to $3.5 million for furniture, equipment and leasehold improvements, of which approximately $2.0 million had been funded. Leases outstanding under this agreement bear interest at rates of approximately 11% to 15% and expire through August 2002. The obligations are secured by the equipment under lease. Total cost and accumulated amortization of the leased equipment was $2,066,000 and $271,000 at December 28, 1997 and $969,000 and $77,000 at December 29, 1996.

Future minimum lease payments are as follows for the fiscal years ending (in thousands):

       1998                                                            $     540
       1999                                                                  539
       2000                                                                  531
       2001                                                                  437
       2002                                                                  151
                                                                       ---------
       Total                                                               2,198
       Less: amounts representing interest                                   447
                                                                       ---------
       Present value of future minimum lease payments                      1,751
       Less: current portion                                                 361
                                                                       ---------
       Obligations under capital leases, net of current portion        $   1,390
                                                                       =========


 (8)   SHAREHOLDERS' EQUITY

STOCK SPLIT - On June 11, 1996, the Company declared a 2,000-for-1 stock split. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996


PRIVATE PLACEMENT OF COMMON STOCK - During July 1996, the Company sold 1,356,250 shares of its common stock in a private placement offering for $3.50 per share and received net proceeds of approximately $4,139,000.

INITIAL PUBLIC OFFERING - During October and November 1996, the Company sold, in an initial public offering, 2,645,000 units consisting of one share of common stock and one Redeemable Class A Warrant for $6.50 per unit. Class A Warrants entitled the holder to purchase one share of the Company's common stock at $8.50 per share. Net proceeds to the Company were approximately $15,189,000.

EXERCISE OF WARRANTS - During June 1997, the holders of 2,637,840 of the Redeemable Class A Warrants (the Warrants), discussed above, exercised the Warrants at an exercise price of $8.50. A total of 7,160 warrants were not exercised, and the Company redeemed those at $.01 per warrant. Net proceeds to the Company were approximately $22,327,000.

UNDERWRITER'S WARRANT - In connection with its initial public offering in October 1996, the Company issued a warrant to the underwriter to purchase 230,000 shares of common stock at $9.10 per share. The warrant is exercisable for five years.

STOCK OPTION PLAN - The Company adopted a Stock Option and Compensation Plan in 1995 and an additional stock option and compensation plan for nonofficers and employees in June 1997 (the Plan), pursuant to which options and other awards to acquire an aggregate of 1,100,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plan. In general, options vest over a period of five years and expire ten years from the date of grant. In addition, the Company has granted certain stock options outside of the Plan.

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net loss would have been increased to the proforma amounts indicated below (in thousands, except per share data):


                                                                      1997          1996
                                                                      ----          ----
            Net loss:
              As reported                                            $ 4,575       $  707
              Pro forma                                              $ 5,646       $  869
            Loss per share:
              Basic and Diluted EPS as reported                      $  (.64)      $ (.23)
              Basic and Diluted EPS pro forma                        $  (.79)      $ (.28)

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996


Information regarding the Company's stock options is summarized below:


                                                                   1997                                      1996
                                                 ----------------------------------------- -----------------------------------------
                                                                          Weighted                                   Weighted
                                                      Shares               Average               Shares               Average
                                                  (in thousands)       Exercise Price        (in thousands)       Exercise Price
                                                 ------------------ ---------------------- ------------------ ----------------------
Options outstanding, beginning of year                         515  $                3.90                150  $                1.00
  Granted                                                      609                   9.76                365                   5.10
  Canceled                                                      23                   1.83                  0                    .00
  Exercised                                                     28                   1.45                  0                    .00
                                                 -----------------                         -----------------
Options outstanding, end of year                             1,073  $                7.34                515  $                3.90
                                                 =================  =====================  =================  ======================
Options exercisable, end of year                               132  $                4.46                 55  $                2.51
                                                 =================  =====================  =================  ======================
Weighted average fair value of
  options granted during the year                                   $                8.35                     $                3.85
                                                                    =====================                     ======================


Of the 365,000 stock options granted during 1996, 75,000, with exercise prices ranging from $4.33 to $6.75 per share, were granted outside of the Plan.

Options outstanding at December 28, 1997 have an exercise price ranging between $1.00 and $18.75 and a weighted average remaining contractual life of 8.05 years.

In determining the compensation cost of the options granted during 1997 and 1996, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:


                                                                    1997                 1996
                                                               -------------         ------------
            Risk free interest rate                                       7%                   7%
            Expected life of options granted                        10 years             10 years
            Expected volatility                                        80.6%                34.3%
            Expected dividend yield                                       0%                   0%


                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996

(9)   INCOME TAXES

The Company was an S Corporation until March 3, 1996 and incurred losses totaling $681,000 through that date. Accordingly, these losses were recognized by the Company's founding shareholder on his personal tax returns. These losses were reclassified to additional paid-in capital during 1996.

From March 4, 1996 through December 28, 1997 the Company generated a net operating loss of approximately $4,907,000 which, if not used, will begin to expire in 2011. Future changes in the ownership of the Company may place limitations on the use of this net operating loss carryforward. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefit (in thousands).



                                                                  December 28,         December 29,
                                                                      1997                 1996
                                                              -------------------- --------------------
           Net operating loss carryforward                    $             1,986  $               133
           Less: valuation allowance                                        1,986                  133
                                                              -------------------  -------------------
             Net deferred taxes                               $                 0  $                 0
                                                              ===================  ===================

(10)   SUPPLEMENTAL CASH FLOWS INFORMATION (IN THOUSANDS)

                                                                  December 28,         December 29,
                                                                      1997                 1996
                                                              -------------------- --------------------
Cash paid for interest                                        $               151  $                91
                                                              ===================  ===================

           Noncash investing and financing activities:
             Equipment purchased under capital lease
               obligations                                    $             1,097  $               969
                                                              ===================  ===================

             Change in unrealized loss on securities
               available-for-sale                             $                12  $              (12)
                                                              ===================  ===================

             Purchase of land with contract for deed          $                 0  $               390
                                                              ===================  ===================

             Real estate exchanged to retire debt             $                 0  $               781
                                                              ===================  ===================


(11)   RETIREMENT SAVINGS PLAN

In July 1997, the Company implemented a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. The Company made contributions totaling $12,000 for the year ended December 28, 1997.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996


(12)   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company has entered into various operating leases for its existing and future restaurants and corporate office space with lease terms ranging from three to thirty years including lease options. One of the leases requires a percentage rent of 5% of annual gross sales for the restaurant in excess of $2,813,000, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area costs. Total rent expense for the years ended December 28,1997 and December 29, 1996, including common area costs, real estate taxes and percentage rent, was $728,000 and $232,000. Percentage rent was $95,591 and $0 for the years ended December 28, 1997 and December 29, 1996.

Future minimum rental payments (excluding percentage rents) for the operating leases described above are as follows for the years ending December 28 (in thousands):

                  1998                  $             1,057
                  1999                                1,170
                  2000                                1,135
                  2001                                  991
                  2002                                1,007
                  Thereafter                         16,714
                                        ===================
                      Total             $            22,074
                                        ===================


EMPLOYMENT AGREEMENTS - At December 28, 1997, the Company had employment agreements with three of its officers. The agreements require minimum annual compensation of $100,000 to $225,000 and have terms of two to five years. All of the contracts require at least six months' severance payments with a resulting two year non-compete.

LETTER OF CREDIT - At December 28, 1997, the Company had irrevocable letters of credit outstanding for a total of $1,624,300, including a letter of credit for $1.5 million expiring January 1, 1999 related to a Blues club under construction in Chicago. Such letters of credit are secured in full by short-term securities pledged as collateral.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996


 (13) SELECTED QUARTERLY DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               Quarters During the Year Ended December 28, 1997
                                              ------------------------------------------------------------------------------------
                                                   March 30              June 29            September 28         December 28
                                              -------------------  --------------------- -------------------- --------------------
Revenues                                      $             2,241  $              3,797 $              6,102 $              6,062
Loss from operations                          $             (758)  $            (1,041) $            (1,063) $            (2,243)
Net loss                                      $             (619)  $              (921) $              (849) $            (2,186)
Basic and diluted net loss
      per common share                        $             (.10)  $              (.15) $              (.11) $              (.25)

                                                               Quarters During the Year Ended December 29, 1996
                                              ------------------------------------------------------------------------------------
                                                   March 31              June 30            September 29         December 29
                                              -------------------  --------------------- -------------------- --------------------
Revenues                                      $               290  $                717 $              1,684 $              2,061
Loss from operations                          $             (201)  $              (118) $               (39) $              (455)
Net loss                                      $             (250)  $              (138) $               (54) $              (265)
Basic and diluted net loss
      per common share                        $             (.13)  $              (.07) $              (.02) $              (.05)


                                  EXHIBIT INDEX

    EXHIBIT
      NO.     DESCRIPTION                                                                  PAGE NO.
    -------   -----------                                                                  --------
    3.1       Articles of Incorporation, incorporated by reference from Exhibit
              3.1 to the Company's Registration Statement on Form SB-2 (File No.
              333-10675) filed with the Securities and Exchange Commission on
              August 23, 1996 (the "1996 SB-2")
    3.2       Bylaws, incorporated by reference from Exhibit 3.2 to the 1996 SB-2
   10.1       Lease Agreement dated as of January 1, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc. (Linden
              Hills), incorporated by reference from Exhibit 10.1 to the 1996
              SB-2
   10.2       Lease Agreement dated as of January 1, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc.
              (Highland Park), incorporated by reference from Exhibit 10.2 to the 1996 SB-2
   10.3       Lease Agreement dated as of January 15, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc.
              (Minnetonka), incorporated by reference from Exhibit 10.3 to the
              1996 SB-2
   10.4       Sublease Agreement dated as of January 1, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc.
              (Roseville), incorporated by reference from Exhibit 10.4 to the
              1996 SB-2
   10.5       Lease Agreement dated January 4, 1996 by and between Calhoun
              Square Associates Limited Partnership and Lake & Hennepin BBQ and
              Blues, Inc., as amended on March 26, 1996 and as further amended on July 15, 1996 (Calhoun Square), incorporated by reference from
              Exhibit 10.5 to Amendment No. 1 to the 1996 SB-2 filed with the
              Securities and Exchange Commission on October 1, 1996 ("Amendment
              No. 1 to the 1996 SB-2")
   10.6       Company's 1995 Stock Option and  Compensation  Plan,  incorporated by reference from Exhibit 10.7 to the 1996 SB-2
   10.7       Amendment dated August 12, 1996 to the Company's 1995 Stock Option and Compensation Plan, incorporated by reference from Exhibit
              10.13 to Amendment No. 1 to the 1996 SB-2
   10.8       Amendment dated February 4, 1997 to the Company's 1995 Stock Option and Compensation Plan, incorporated by reference from the Company's Form
              10-K for the fiscal year ended December 29, 1996
   10.9       Employment  Agreement  dated as of March 4, 1996 between the Company and David W.  Anderson, incorporated by reference from Exhibit 10.8 to the 1996 SB-2
   10.10      Employment Agreement dated as of August 12, 1996 between the
              Company and Mark A. Payne, incorporated by reference from Exhibit
              10.10 to the 1996 SB-2
   10.11      Employment  Agreement  dated as of  December  18,  1996  between the Company and Stanley R. Herman, as amended as of January 23, 1997, incorporated by reference from the Company's Form 10-K for the fiscal year ended December 29, 1996
   10.12      Employment Agreement dated as of January 23, 1997 between the Company and Douglas S. Lanham, incorporated by reference from the Company's
              Form 10-K for the fiscal year ended December 29, 1996
   10.13      Trademark License Agreement between Famous Dave's of America,  Inc.
              and Grand Pines Resorts, Inc., incorporated by reference from
              Exhibit 10.11 to the 1996 SB-2
   10.14      Management Agreement dated January 1, 1996 between Famous Dave's
              Enterprises, Inc. and Famous Dave's of Minneapolis, Inc.,
              incorporated by reference from Exhibit 10.12 to the 1996 SB-2
   10.15      Company's 1997 Employee Stock Option Plan
   10.16      Separation Agreement and General Release dated February 3, 1998 between the Company and Mark A. Payne
   21         Subsidiaries of Famous Dave's of America, Inc.
   23         Consent of Lund Koehler Cox & Company, PLLP
   27.1       Financial Data Schedule - Year ended December 28, 1997
   27.2       Financial Data Schedule - Year ended December 29, 1996 and nine months ended September 29, 1996
   27.3       Financial Data Schedule - Six months ended June 29, 1997 and nine months ended September 28, 1997