Form 10QSB
period 1998-03-29
FAMOUS DAVE S OF AMERICA INC
filed 1998-05-13
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB




[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 29, 1998

     [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from                    to
                                         ------------------    --------------

                         Commission file number 0-21625
                                                -------


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

At May 11, 1997 there were 8,827,590 shares of common stock, $.01 par value,
                           ---------
outstanding.

Transitional Small Business Disclosure Format (check one):

                                Yes     No  X
                                    ---    ---

                         FAMOUS DAVE'S OF AMERICA, INC.
                                Form 10-QSB Index
                                 March 29, 1998


                                                                                                            Page Number
                                                                                                            -----------
PART I             FINANCIAL INFORMATION

                   Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets -                                                        3
                    March 29, 1998 and December 28, 1997

                   Condensed Consolidated Statements of Operations -                                              4
                     for the thirteen weeks ended March 29, 1998 and March 30, 1997

                   Condensed Consolidated Statements of Cash Flows -                                              5
                     for the thirteen weeks ended March 29, 1998 and March 30, 1997

                   Notes to Condensed Consolidated Financial Statements                                           6

                   Item 2.   Management's Discussion and Analysis of                                              8
                   Financial Condition and Results of Operations

PART II            OTHER INFORMATION

                   Items 1, 4 and 6.                                                                              13

                   Signatures                                                                                     14


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                               MARCH 29,        DECEMBER 28,
                                                                                 1998               1997
                                                                             ------------       ------------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  3,578,000       $  7,984,000
  Available-for-sale securities                                                 7,089,000         10,328,000
  Inventories                                                                     603,000            471,000
  Prepaids and other current assets                                               746,000          1,059,000
                                                                             ------------       ------------
     Total current assets                                                      12,016,000         19,842,000

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                                           27,870,000         26,179,000
                                                                             ------------       ------------

                                                                             $ 39,886,000       $ 46,021,000
                                                                             ============       ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $  3,467,000       $  5,718,000
  Current portion of capital lease obligations                                    371,000            361,000
  Other current liabilities                                                     1,242,000          1,444,000
                                                                             ------------       ------------
     Total current liabilities                                                  5,080,000          7,523,000

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
   PORTION                                                                      1,293,000          1,390,000
                                                                             ------------       ------------
     Total liabilities                                                          6,373,000          8,913,000
                                                                             ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    8,827,590 and 8,667,090 shares issued and outstanding                          88,000             87,000
  Additional paid-in capital                                                   42,711,000         41,928,000
  Accumulated deficit                                                          (9,286,000)        (4,907,000)
                                                                             ------------       ------------
     Total shareholders' equity                                                33,513,000         37,108,000
                                                                             ------------       ------------
                                                                             $ 39,886,000       $ 46,021,000
                                                                             ============       ============

     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THIRTEEN WEEKS ENDED
                                                          ---------------------------------
                                                               MARCH 29,          MARCH 30,
                                                                1998                1997
                                                           ------------       -------------
SALES, NET                                                 $  7,734,000       $  2,241,000
                                                           ------------       ------------

COSTS AND EXPENSES:
  Food and beverage costs                                     2,731,000            780,000
  Labor and benefits                                          2,156,000            572,000
  Operating expenses                                          1,651,000            456,000
  Depreciation and amortization                                 436,000             75,000
  Pre-opening expenses                                          510,000             49,000
  General and administrative                                  3,055,000          1,067,000
  Provision for loss on restaurants to be disposed            1,589,000                  0
                                                           ------------       ------------
     Total costs and expenses                                12,128,000          2,999,000
                                                           ------------       ------------

LOSS FROM OPERATIONS                                         (4,394,000)          (758,000)


  Interest and other income (expense), net                      135,000            139,000
                                                           ------------       ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                       (4,259,000)          (619,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            (120,000)                 0
                                                           ------------       ------------
NET LOSS                                                   $ (4,379,000)      $   (619,000)
                                                           ============       ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE BEFORE
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE     $      (0.49)      $      (0.10)
                                                           ============       ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                $      (0.50)      $      (0.10)
                                                           ============       ============


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                8,761,074          6,012,613
                                                           ============       ============



     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                   THIRTEEN WEEKS ENDED
                                                           ---------------------------------
                                                               MARCH 29,          MARCH 30,
                                                                1998               1997
                                                           ---------------     -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                                   $(4,379,000)      $  (619,000)
Adjustments to reconcile net loss to
cash flows from operating activities:
  Depreciation and amortization                                524,000           157,000
  Provision for loss on restaurants to be disposed           1,589,000                 0
  Write-off of certain other non-operating assets              559,000                 0
  Cumulative effect of change in accounting principle          120,000
  Changes in working capital items -
      Inventories                                             (132,000)          (19,000)
      Prepaids and other current assets                        123,000            (4,000)
      Accounts payable                                      (2,251,000)          414,000
      Other current liabilities                               (202,000)          147,000
                                                           -----------       -----------
         Cash flows from operating activities               (4,049,000)           76,000
                                                           -----------       -----------

CASH FLOWS FROM
   INVESTING ACTIVITIES:
Purchase of property, equipment
  and leasehold improvements                                (4,293,000)       (1,023,000)
Net change in available-for-sale securities                  3,239,000          (403,000)
Purchase of intangibles                                              0            (9,000)
Payment of pre-opening expenses                                      0            (8,000)
                                                           -----------       -----------
         Cash flows from investing activities               (1,054,000)       (1,443,000)
                                                           -----------       -----------

CASH FLOWS FROM
   FINANCING ACTIVITIES:
Payments on capital lease obligations                          (87,000)          (39,000)
Proceeds from exercise of stock options                        784,000            14,000
Payments on notes payable                                            0           (82,000)
                                                           -----------       -----------
         Cash flows from financing activities                  697,000          (107,000)
                                                           -----------       -----------

DECREASE IN CASH AND
  CASH EQUIVALENTS                                          (4,406,000)       (1,474,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                        7,984,000         4,907,000
                                                           -----------       -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                           $ 3,578,000       $ 3,433,000
                                                           ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1998
                                   (UNAUDITED)

(1)   GENERAL

    The business of Famous Dave's of America, Inc. and subsidiaries (the "Company") is to develop and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's." As of March 29, 1998, the Company operated eighteen restaurants. As of March 30, 1997, the Company operated three restaurants. As of March 29, 1998, the Company had seven additional units in development. During April and May of 1998, the Company opened three of these units in West Des Moines, Iowa, Naperville, Illinois, and Des Moines, Iowa.

(2)   BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen weeks ended March 29, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999.

    Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation with no impact on previously reported net loss or shareholders' equity.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 29, 1998
                                   (UNAUDITED)

(4)  INCOME (LOSS) PER COMMON SHARE

     Basic earnings per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding during the quarter. Diluted EPS is computed by dividing net loss by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted EPS because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic EPS in subsequent years.

(5)  PRE-OPENING COSTS

     In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-Up Activities." This accounting standard requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company elected to adopt SOP 98-5 in fiscal 1998. The cumulative effect of this change in accounting principle was $120,000 and is reflected in the thirteen weeks ended March 29, 1998. Prior to the adoption of SOP 98-5, the Company deferred pre-opening costs until the month the related unit opened and in certain cases prior to March 31, 1997 deferred such costs over no longer than a 12-month period.

(6)  PROVISION FOR LOSS ON RESTAURANTS TO BE DISPOSED

     In March 1998, the Company implemented a plan to close two restaurants. As part of this plan, the Company has recorded a provision of $1,589,000 to reduce the carrying value of the assets related to these restaurants to their estimated net realizable value.

(7)  RELATED PARTY TRANSACTIONS

     S&D LAND HOLDINGS, INC. - The Company leases the real estate for four of its current or proposed units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding Shareholder.


(8)  INCOME TAXES

     The Company was an S Corporation through March 3, 1996. Accordingly, losses incurred through March 3, 1996 have been recognized by the Company's founding shareholder. From March 4, 1996 though December 28, 1997, the Company generated a net operating loss of approximately $4,907,000 which, if not used, will expire in 2012. During the thirteen weeks ended March 29, 1998, an additional net operating loss of approximately $4,400,000 was generated which, if not used, will expire in 2013. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefit.

(9)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 in fiscal 1998. Such adoption had no material effect on the consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for annual 1998 financial reporting and has not yet evaluated the impact of such adoption on the notes to its annual consolidated financial statements.

ITEM 2.
                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The business of Famous Dave's of America, Inc. and subsidiaries (the "Company") is to develop and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's." As of March 29, 1998, the Company operated eighteen restaurants, thirteen in Minnesota, and five in Wisconsin with seven additional units in development in Minnesota, Iowa and Illinois. Three of these units opened in April and May of 1998.

    The Company was formed in March 1994 and opened its first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. Through March 29, 1998, the Company had opened a total of eighteen restaurants as follows:

                                                                             APPROXIMATE
                                                                               SQUARE
                LOCATION                       FORMAT                         FOOTAGE             DATE OPENED
                --------                       ------                         -------             -----------
     Linden Hills, Minneapolis, MN         Shack - Counter Service             2,900              June 1995
     Roseville, MN                         Shack - Counter Service             4,800              June 1996
     Calhoun Square, Minneapolis, MN             Blues Club                   10,500           September 1996
     Maple Grove, MN                       Shack - Counter Service             5,200              April 1997
     Highland Park, St. Paul, MN           Shack - Counter Service             5,200              June 1997
     Stillwater, MN                        Shack - Counter Service             5,200              July 1997
     Apple Valley, MN                      Shack - Counter Service             3,800              July 1997
     Madison, WI #1                        Shack - Counter Service             4,800            August 1997
     Grand Chute, WI                       Shack - Counter Service             2,900            October 1997
     Forest Lake, MN                       Shack - Counter Service             4,500            October 1997
     Winona, MN                            Shack - Counter Service             4,400           November 1997
     Middleton, WI                         Shack - Counter Service             4,800           November 1997
     LaCrosse, WI                          Shack - Counter Service             3,800           December 1997
     Minnetonka, MN                             Lodge                          5,500           December 1997
     Plymouth, MN                             Take-Out                         2,100            January 1998
     West St. Paul, MN                     Shack - Counter Service             6,800            January 1998
     Rochester, MN                         Shack - Full Service                5,200             March 1998
     Janesville, WI                        Shack - Full Service                5,500             March 1998

    The future additional revenues and profits, if any, will depend upon various factors, including additional market acceptance of the Famous Dave's concept, the quality of the restaurant operations, the ability to successfully expand into new markets, the ability of the Company to raise additional financing as required and general economic conditions. There can be no assurances the Company will successfully implement its expansion plans, in which case it will continue to be dependent on the revenues from existing operations. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of an expanding business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple-site and higher-volume operations, the control of overhead expenses and the addition of necessary personnel.

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

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 28, 1997.

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of net sales were as follows:

                                                                               THIRTEEN WEEKS ENDED
                                                                           ----------------------------
                                                                            MARCH 29,        MARCH 30,
                                                                              1998             1997
                                                                           -----------     ------------
SALES, NET                                                                     100.0%           100.0%
                                                                           -----------     ------------
UNIT-LEVEL COSTS AND EXPENSES:

  Food and beverage costs                                                       35.3%            34.8%
  Labor and benefits                                                            27.9%            25.5%
  Operating expenses                                                            21.3%            20.3%
  Depreciation and amortization                                                  5.6%             3.3%
  Pre-opening expenses                                                           6.6%             2.3%
                                                                           -----------      -----------
     Total costs and expenses                                                   96.7%            86.2%
                                                                           -----------      -----------

INCOME FROM UNIT-LEVEL OPERATIONS                                                3.3%            13.8%

  General and administrative expenses                                           39.5%            47.6%
  Provision for loss on restaurants to be disposed                              20.5%             0.0%
                                                                           -----------      -----------

LOSS FROM OPERATIONS                                                           (56.7%)          (33.8%)

  Cumulative effect of change in accounting  principle                          (1.6%)

  Interest and other income (expense), net                                       1.7%             6.2%
                                                                           -----------      -----------

NET LOSS                                                                       (56.6%)          (27.6)
                                                                           ===========   ==============

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES, NET

    Net sales for the thirteen weeks ended March 29, 1998 were $7,734,000 compared to $2,241,000 for the same period in 1997, a 245% increase. The increase in net sales is primarily due to the addition of fifteen restaurants opened during the four quarters subsequent to March 30, 1997, as well as an increase in non-restaurant revenues. The restaurant openings were added to the base of three restaurants open as of March 30, 1997.

SAME STORE SALES

    It is the Company's policy to include in its same store sales base, restaurants which have been open more than eighteen months. During the first quarter of fiscal 1998, the only two restaurants included in this base are the Linden Hills and Roseville units. Same store sales for the first quarter of fiscal 1998 decreased approximately 14% compared to the same period in fiscal 1997. Management believes that this decrease reflects primarily the redistribution of customer demand because of new units opened in the Minneapolis/St. Paul market during 1997 and 1998.

FOOD AND BEVERAGE COSTS

    Food and beverage costs for the thirteen weeks ended March 29, 1998 were $2,731,000 or 35.3% of net sales, compared to $780,000 or 34.8% of net sales for the same period in 1997. The increase in food and beverage costs as a percent of net sales was primarily due to an increase in sales of lower margin retail grocery items and initial operating inefficiencies associated with the opening of new units, offset by reduced costs and expenses due to improved purchasing economics, particularly contract pricing of certain pork items.

LABOR AND BENEFITS

    Labor and benefits for the thirteen weeks ended March 29, 1998 were $2,156,000 or 27.9% of net sales, compared to $572,000 or 25.5% of net sales for the same period in 1997. The increase in labor and benefits as a percent of net sales was primarily attributable to initial operating inefficiencies associated with the opening of new units.

OPERATING EXPENSES

    Operating expenses for the thirteen weeks ended March 29, 1998 were $1,651,000 or 21.3% of net sales, compared to $456,000 or 20.3% of net sales for the same period in 1997. The increase in operating expenses as a percent of net sales is primarily attributable to initial distribution expenses related to retail grocery items, as well as various increases in restaurant operating expenses.

DEPRECIATION AND AMORTIZATION

    Unit-level depreciation and amortization for the thirteen weeks ended March 29, 1998 were $436,000 or 5.6% of net sales compared to $75,000 or 3.3%
of net sales during the same period in 1997. The increase in unit-level depreciation and amortization results from higher construction costs associated with units opened in fiscal 1997 and 1998. Units opened in 1996 and prior were conversions of existing structures which generally had lower levels of investment in relation to sales and thus lower levels of depreciation expense.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PRE-OPENING EXPENSES

    Pre-opening expenses, which beginning in the first quarter of 1998 are charged to expense as they are incurred, were $510,000 or 6.6% of net sales for the thirteen weeks ended March 29, 1998 compared to $49,000 or 2.3% of net sales during the same period in 1997. Prior to March 31, 1997, these expenses were deferred and charged to expense over no longer than a twelve-month period following the opening of the Unit. These expenses reflect the opening of four new units and the initial development of seven additional locations during the first quarter of 1998.

INCOME FROM UNIT-LEVEL OPERATIONS

    Income from unit-level operations totaled $250,000 or 3.2% of net sales, for the thirteen weeks ended March 29, 1998, compared to $309,000, or 13.8% of net sales, in the corresponding period of 1997. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of the Company's operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of sales, from 1997 to 1998 is attributable to the increase in net sales from additional units opened, the impact of pre-opening expenses, and the other changes in costs and expenses as discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the thirteen weeks ended March 29,1998 were $3,055,000 or 39.5% of net sales, compared to $1,067,000 or 47.6%
of net sales for the same period in 1997. First quarter 1998 general and administrative expenses include a provision totaling $1,146,000 for severance and restructuring. This amount includes severance costs, real estate costs and a provision for write-off of a discontinued point-of-sale system. This provision reflects the Company's adjustment of its corporate infrastructure to a reduced level which management believes is appropriate to support its current, more controlled plans for expansion. Management expects a continued reduction in the percentage of general and administrative expenses to net sales during fiscal 1998.

PROVISION FOR RESTAURANT CLOSINGS

   In March 1998, the Company implemented a plan to close two restaurants. As part of this plan, the Company has recorded a provision of $1,589,000 to lower the carrying value of the assets of these restaurants to estimated net realizable value.

LOSS FROM OPERATIONS

   Loss from operations totaled $4,394,000, or 56.7% of net sales, for the thirteen weeks ended March 29, 1998 compared to $758,000, or 33.8% of net sales, in the corresponding period of 1997. The increase in loss from operations in 1998 compared to 1997 is primarily due to severance and restructuring charges of $1,146,000 or 14.8% of net sales and a provision for restaurants to be disposed of $1,589,000 or 20.5% of net sales, partially offset by increased income from unit-level operations from new units opened.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net, primarily represents interest income received from short-term investments offset by interest expense on capital lease obligations. Interest and other income (expense), net, decreased to $135,000 for the thirteen weeks ended March 29, 1998 from $139,000 for the same period in 1997. The decrease in income in 1998 compared to 1997 was primarily due to the reduced level of short-term investments in 1998.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET LOSS/NET LOSS PER COMMON SHARE

   Net loss for the thirteen weeks ended March 29, 1998 was $4,379,000, or $.50 per share on 8,761,074 weighted average shares outstanding, compared to a net loss of $619,000, or $.10 per share on 6,012,613 weighted average shares outstanding, during the comparable period in 1997. The increase in the net loss and the net loss per share is primarily the result of the severance and restructuring charge of $1,146,000 or $.13 per share and a provision for loss on restaurants to be disposed of $1,589,000 or $.18 per share, partially offset by increased income from unit-level operations from new units opened and other costs and expenses discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of March 29, 1998, the Company held cash and short-term investments of approximately $10.7 million compared to $18.3 million as of December 28, 1997. As reflected in the accompanying condensed consolidated financial statements, this decrease in cash and short-term investments during the thirteen weeks ended March 29, 1998 primarily represents cash used for the purchase and/or development of property, equipment and leasehold improvements (approximately $4.3 million) and operating activities (approximately $4.0 million) partially offset by cash proceeds of stock option exercises (approximately
$800,000).

    In June 1997, the Company called for redemption of it's Class A Warrants, giving warrant holders 30 days notice to exercise their warrants prior to redemption by the Company. During July 1997, the warrant call was completed with 2,637,000 of the outstanding 2,645,000 warrants being exercised. Net proceeds to the Company from such exercises totaled approximately $22.3 million.

   To continue the Company's expansion, the Company anticipates that additional financing will be required during fiscal 1998. The Company anticipates that future development and expansion will be funded or financed primarily through cash and short-term investments currently held, proceeds from the sale of additional equity and/or debt securities, and proceeds from other forms of financing such as sale leaseback, build to suit financing or other credit facilities. However, there are no assurances that additional financing required will be available on terms acceptable or favorable to the Company.

SEASONALITY

    The Company's Units typically generate higher revenues during the second and third quarters (which are summer months for the Company's locations) than in the first and fourth quarters (which are winter months) as a result of its concentration of locations in Minnesota and Wisconsin market areas.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: competition in the casual dining restaurant market; additional market acceptance of the Company's concept; consumer spending trends and habits; weather conditions in the regions in which the Company develops and operates restaurants; and laws and regulations affecting labor and employee benefit costs. For further information regarding these and other factors, see the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1997.

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


                                             FAMOUS DAVE'S OF AMERICA, INC.


                                             /s/ Douglas S. Lanham
                                             ---------------------------------
                                             Douglas S. Lanham
                                             President, Chief Executive Officer
                                             and Chief Operating Officer



                                             /s/ Daniel F. Moorse
                                             ---------------------------------
                                             Daniel F. Moorse
                                             Corporate Controller and Acting
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)





Date:  May 13, 1998