Form 10QSB
period 1998-06-28
FAMOUS DAVE S OF AMERICA INC
filed 1998-08-12
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB




[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended June 28, 1998

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from                      to
                                   --------------------    --------------------

                         Commission file number 0-21625



                         FAMOUS DAVE'S OF AMERICA, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Minnesota                                       41-1782300
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

At August 10, 1998 there were 8,827,590 shares of common stock, $.01 par value, outstanding.


               Transitional Small Business Disclosure Format (check one):

                                    Yes      No X
                                       ---     ---

                         FAMOUS DAVE'S OF AMERICA, INC.
                                Form 10-QSB Index
                                  June 28, 1998

                                                                    Page Number

PART I        FINANCIAL INFORMATION

              Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -                     3
               June 28, 1998 and December 28, 1997

              Condensed Consolidated Statements of Operations -           4
                for the thirteen weeks ended June 28, 1998 and June
                29, 1997 and for the twenty-six weeks ended June
                28, 1998 and June 29, 1997

              Condensed Consolidated Statements of Cash Flows -           5
               for the twenty-six weeks ended June 28, 1998 and June 29, 1997

              Notes to Condensed Consolidated Financial Statements        6

              Item 2.   Management's Discussion and Analysis of           8
              Financial Condition and Results of Operations

PART II       OTHER INFORMATION

              Items 1, 4, 5 and 6.                                       13

              Signatures                                                 14

   Part I.  Financial Information
   Item 1.  Financial Statements

          FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                                 June 28,         December 28,
                                                  1998                1997
                                             -------------        ------------
                                ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                $  4,024,000        $  7,984,000
     Available-for-sale securities               2,995,000          10,328,000
     Inventories                                   696,000             471,000
     Prepaids and other current assets             957,000           1,059,000
                                              ------------        ------------
        Total current assets                     8,672,000          19,842,000

   PROPERTY, EQUIPMENT AND LEASEHOLD
      IMPROVEMENTS, NET                         30,921,000          26,179,000
                                              ------------        -------------

                                              $ 39,593,000        $ 46,021,000
                                              ============        ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                         $  3,474,000        $  5,718,000
     Current portion of capital lease
       obligations                                 382,000             361,000
     Other current liabilities                   1,341,000           1,444,000
                                              ------------        ------------
       Total current liabilities                 5,197,000           7,523,000

   CAPITAL LEASE OBLIGATIONS, NET OF
      CURRENT PORTION                            1,194,000           1,390,000
                                              ------------        ------------
       Total liabilities                         6,391,000           8,913,000
                                              ------------        ------------

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value,
      100,000,000 shares authorized,
      8,827,590 and 8,667,090 shares
      issued and outstanding                        88,000              87,000
     Additional paid-in capital                 42,711,000          41,928,000
     Accumulated deficit                        (9,597,000)         (4,907,000)
                                              ------------        ------------
       Total shareholders' equity               33,202,000          37,108,000
                                              ------------        ------------
                                              $ 39,593,000        $ 46,021,000
                                              ============        ============

 See accompanying notes to condensed consolidated financial statements.

          FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                        Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                     ----------------------------    ----------------------------
                                                        June 28,       June 29,         June 28,          June 29,
                                                         1998           1997              1998             1997
                                                     ------------    ------------    ------------    ------------

SALES, NET                                           $ 10,925,000    $  3,797,000    $ 18,659,000    $  6,038,000
                                                     ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Food and beverage costs                               3,955,000       1,403,000       6,687,000       2,183,000
  Labor and benefits                                    2,909,000         847,000       5,065,000       1,419,000
  Restaurant operating expenses                         2,039,000         694,000       3,690,000       1,150,000
  Depreciation and amortization                           557,000         114,000         994,000         238,000
  Pre-opening expenses                                    399,000         282,000         909,000         283,000
  General and administrative                            1,434,000       1,498,000       3,343,000       2,565,000
  Severance and resturucturing expense                          0               0       1,146,000               0
  Provision for loss on restaurants to be disposed              0               0       1,589,000               0
                                                     ------------    ------------    ------------    ------------
     Total costs and expenses                          11,293,000       4,838,000      23,423,000       7,838,000
                                                     ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                     (368,000)     (1,041,000)     (4,764,000)     (1,800,000)

  Interest and other income (expense), net                 58,000         120,000         194,000         259,000
                                                     ------------    ------------    ------------    ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                           (310,000)       (921,000)     (4,570,000)     (1,541,000)
                                                     ------------    ------------    ------------    ------------

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                            0               0        (120,000)              0
                                                     ------------    ------------    ------------    ------------

NET LOSS                                             $   (310,000)   $   (921,000)   $ (4,690,000)   $ (1,541,000)
                                                     ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON
SHARE BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                       $      (0.04)   $      (0.15)   $      (0.52)   $      (0.26)
                                                     ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                         $      (0.04)   $      (0.15)   $      (0.53)   $      (0.26)
                                                     ============    ============    ============    ============


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                          8,827,590       6,022,618       8,794,332       6,017,615
                                                     ============    ============    ============    ============



See accompanying notes to condensed consolidated financial statements.

          FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Twenty-six Weeks Ended
                                                -----------------------------
                                                  June 28,          June 29,
                                                    1998             1997
                                                -----------      ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                        $(4,690,000)   $(1,541,000)
Adjustments to reconcile net loss to
cash flows from operating activities:
  Depreciation and amortization                   1,175,000        321,000
  Reserve for restaurant closings                 1,589,000              0
  Reserve for other capital items                   679,000              0
  Changes in working capital items -
      Inventories                                  (225,000)      (105,000)
      Prepaids and other current assets             (88,000)      (235,000)
      Accounts payable                           (2,244,000)       892,000
      Other current liabilities                    (103,000)       348,000
                                                -----------    -----------
         Cash flows from operating activities    (3,907,000)      (320,000)
                                                -----------    -----------

CASH FLOWS FROM
   INVESTING ACTIVITIES:
Purchase of property, equipment
  and leasehold improvements                     (7,995,000)    (5,876,000)
Net decrease in securities available-for-sale     7,333,000      2,541,000
Purchase of intangibles                                   0        (17,000)
Net change in pre-opening expenses                        0         63,000
                                                -----------    -----------
         Cash flows from investing activities      (662,000)    (3,289,000)
                                                -----------    -----------

CASH FLOWS FROM
   FINANCING ACTIVITIES:
Advances (payments) on notes payable                      0       (473,000)
Payments on capital lease obligations              (175,000)       (83,000)
Prepaid equity issuance costs paid                        0        (17,000)
Proceeds from exercise of stock options             784,000         23,000
                                                -----------    -----------
         Cash flows from financing activities       609,000       (550,000)
                                                -----------    -----------

DECREASE IN CASH
  AND CASH EQUIVALENTS                           (3,960,000)    (4,159,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                             7,984,000      4,907,000
                                                -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                $ 4,024,000    $   748,000
                                                ===========    ===========

 See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1998
                                   (UNAUDITED)

(1)   GENERAL

    The business of Famous Dave's of America, Inc. and subsidiaries (the "Company") is to develop and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's." As of June 28, 1998, the Company operated nineteen restaurants and had four additional units in development. As of June 29, 1997, the Company operated five restaurants.

(2)   BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and twenty-six week periods ended June 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 28, 1998
                                   (UNAUDITED)


(5)   PRE-OPENING COSTS

      In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-Up Activities." This accounting standard requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company elected to adopt SOP 98-5 in fiscal 1998. The cumulative effect of this change in accounting principle was $120,000 and was reflected in the quarter ended March 29, 1998. Prior to the adoption of SOP 98-5, the Company deferred pre-opening costs until the month the related unit opened and in certain cases prior to March 31, 1997 deferred such costs over no longer than a 12-month period.

(6)   SEVERANCE AND RESTRUCTURING

      In March 1998, the Company recorded a provision totaling $1,146,000 for severance and restructuring. This amount includes severance costs, real estate costs and a provision for write-off of a discontinued point-of-sale system.

(7)   PROVISION FOR LOSS ON RESTAURANTS TO BE DISPOSED OF

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


(8)   INCOME TAXES

      The Company was an S Corporation through March 3, 1996. Accordingly, losses incurred through March 3, 1996 have been recognized by the Company's founding shareholder. From March 4, 1996 though December 28, 1997, the Company generated a net operating loss of approximately $4,907,000 which, if not used, will expire in 2012. During the twenty-six weeks ended June 28, 1998, an additional net operating loss of approximately $4,690,000 was generated which, if not used, will expire in 2013. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefit.

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

ITEM 2.
                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The business of Famous Dave's of America, Inc. and subsidiaries (the "Company") is to develop and operate American roadhouse-style barbeque restaurants under the name "Famous Dave's." As of June 28, 1998, the Company operated nineteen restaurants, twelve in Minnesota, four in Wisconsin, two in Iowa and one in Illinois with four additional units in development, two in Minnesota, one in Iowa and a "Blues Club" (Scheduled to open in second quarter of 1999) in Illinois.

    The Company was formed in March 1994 and opened its first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. Through June 28, 1998, the Company had opened a total of twenty-one restaurants, and closed two during the first six months of 1998. The Company currently operates three "Lodge" restaurants featuring barbeque entrees, a rustic North Woods decor and big band music. In addition the Company operates fourteen nostalgic roadhouse barbecue shacks of which seven have been opened as, or converted to, a full service format which resembles the Lodge concept. The Company also operates a "Blues Club" (featuring an authentic Chicago Blues Club decor and live music seven nights a week) and a "Take-Out and Catering" facility. All of the Company's restaurants feature similar menu items, consistent preparation methods and uniform kitchen layouts.

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

    Components of operating expenses include operating payroll and fringe benefits, occupancy costs, repair and maintenance, and advertising and promotion. Certain of these costs are variable and will fluctuate as sales fluctuate. The primary fixed costs are corporate and restaurant management and occupancy costs. The Company's experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three months of operation. The Company believes, however, that as restaurant management and staff gain experience, labor scheduling, food cost management and operating expense control are improved to levels similar to those at the Company's more established restaurants.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of net sales were as follows:

                                                               THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                       ------------------------------- -----------------------------
                                                           JUNE 28,         JUNE 29,        JUNE 28,        JUNE 29,
                                                            1998              1997           1998             1997
                                                          --------         ---------      --------         ---------
SALES, NET                                                   100.0%            100.0%        100.0%            100.0%
                                                          --------         ---------      --------         ---------
UNIT-LEVEL COSTS AND EXPENSES:

  Food and beverage costs                                     36.2%             37.0%         35.8%             36.2%
  Labor and benefits                                          26.6%             22.3%         27.2%             23.5%
  Operating expenses                                          18.6%             18.3%         19.8%             19.0%
  Depreciation and amortization                                5.1%              3.0%          5.3%              3.9%
  Pre-opening expenses                                         3.7%              7.4%          4.9%              4.7%
                                                          --------         ---------      --------         ---------
     Total costs and expenses                                 90.2%             88.0%         93.0%             87.3%
                                                          --------         ---------      --------         ---------

INCOME FROM UNIT-LEVEL OPERATIONS                              9.8%             12.0%          7.0%             12.7%

  General and administrative                                  13.1%             39.4%         17.9%             42.5%
  Severance and restructuring                                  0.0%              0.0%          6.1%              0.0%
  Provision for loss on restaurants to be disposed             0.0%              0.0%          8.5%              0.0%
                                                          --------         ---------      --------         ---------
LOSS FROM OPERATIONS                                          (3.3%)           (27.4%)       (25.5%)           (29.8%)

  Cumulative effect of change in accounting
    principle                                                  0.0%              0.0%         (0.6%)             0.0%
  Interest and other income (expense), net                      .5%              3.1%          1.0%              4.3%
                                                          --------         ---------      --------         ---------
NET LOSS                                                     ( 2.8%)           (24.3%)       (25.1%)           (25.5%)
                                                          ========         =========      ========         =========


SALES, NET

    Net sales for the thirteen weeks ended June 28, 1998 were $10,925,000 compared to $3,797,000 for the same period in 1997, a 188% increase. For the twenty-six weeks ended June 28, 1998, net sales were $18,659,000 compared to $6,038,000 for the same period in 1997, a 209% increase. The increase in net sales is primarily due to the addition of fourteen restaurants opened during the four quarters subsequent to June 29, 1997, as well as an increase in non-restaurant revenues. The restaurant openings were added to the base of five restaurants open as of June 29, 1997. The Company has three restaurants in the Minneapolis/St. Paul market which have been open for more than eighteen months. The opening of additional units in the same market area has significantly impacted each of these restaurants. The resulting redeployment of customer demand has resulted in reductions in individual restaurant revenue of approximately 20% as compared to the same period in 1997. These restaurants were all originally operating at high volume levels relative to the size of the units. All new restaurants have been opened in accordance with management's overall development program for the market and management anticipates that revenue levels at these locations will stabilize as development efforts move outside of the Minneapolis/St. Paul market.

FOOD AND BEVERAGE COSTS

    Food and beverage costs for the thirteen weeks ended June 28, 1998 were $3,955,000 or 36.2% of net sales, compared to $1,403,000 or 37.0% of net sales for the same period in 1997. For the twenty-six weeks ended June 28, 1998, food and beverage costs were $6,687,000 or 35.8% of net sales, compared to $2,183,000 or 36.2% of net sales for the same period in 1997. The decrease in food and beverage costs as a percent of net sales was primarily due to improved purchasing economies, including contract pricing of certain pork items, partially offset by costs associated with increased sales of lower margin retail grocery items.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LABOR AND BENEFITS

    Labor and benefits for the thirteen weeks ended June 28, 1998 were $2,909,000 or 26.6% of net sales, compared to $847,000 or 22.3% of net sales for the same period in 1997. For the twenty-six weeks ended June 28, 1998, labor and benefits were $5,065,000 or 27.2% of net sales compared to $1,419,000 or 23.5% of net sales for the same period in 1997. Labor costs have been higher in this period due to a heightened emphasis on training and execution in company restaurants, as well as the introduction of full table service in several restaurants that were formerly counter service. In addition, full service restaurants which operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor.

OPERATING EXPENSES

    Operating expenses for the thirteen weeks ended June 28, 1998 were $2,039,000 or 18.6% of net sales, compared to $694,000 or 18.3% of net sales for the same period in 1997. For the twenty-six week period ended June 28, 1998, operating expenses were $3,690,000 or 19.8% of net sales compared to $1,150,000 or 19.0% of net sales for the same period in 1997. The increase in operating expenses as a percent of net sales is primarily attributable to increased repair and maintenance costs and initial distribution expenses related to retail grocery items partially offset by decreases in rent and advertising costs as a percent of net sales.

DEPRECIATION AND AMORTIZATION

    Unit-level depreciation and amortization for the thirteen weeks ended June 28, 1998 were $557,000 or 5.1% of net sales compared to $114,000 or 3.0% of net sales during the same period in 1997. Unit-level depreciation and amortization for the twenty-six week period ended June 28, 1998 were $994,000 or 5.3% of net sales compared to $238,000 or 3.9% of net sales for the same period in 1997. The increase in unit-level depreciation and amortization results from higher construction costs associated with units opened in fiscal 1997 and 1998. Units opened in 1996 and prior were conversions of existing structures which generally had lower levels of investment in relation to sales and thus lower levels of depreciation expense.

PRE-OPENING EXPENSES

Pre-opening expenses, which beginning in the first quarter of 1998 are charged to expense as they are incurred, were $399,000 or 3.7% of net sales for the thirteen weeks ended June 28, 1998 compared to $282,000 or 7.4% of net sales during the same period in 1997. Pre-opening expenses for the twenty-six week period were $909,000 or 4.9% of net sales compared to $283,000 or 4.7% of net sales for the same period in 1997. Prior to March 31, 1997, these expenses were deferred and charged to expense over no longer than a twelve-month period following the opening of the Unit. These expenses reflect the opening of four new units in the first quarter of 1998, three new units in the second quarter of 1998 and the initial development of four additional locations during the second quarter of 1998.

INCOME FROM UNIT-LEVEL OPERATIONS

    Income from unit-level operations totaled $1,066,000 or 9.8% of net sales, for the thirteen weeks ended June 28, 1998, compared to $457,000, or 12.0% of net sales, in the corresponding period of 1997. For the twenty-six week period ended June 28, 1998, income from unit-level operations was $1,314,000 or 7.0% of net sales compared to $765,000 or 12.7% of net sales for the same period in 1997. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of the Company's operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of sales, from 1997 to 1998 is attributable to the increase in net sales from additional units opened, the impact of pre-opening expenses, and the other changes in costs and expenses as discussed above.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the thirteen weeks ended June 28,1998 were $1,434,000 or 13.1% of net sales, compared to $1,498,000 or 39.4%
of net sales for the same period in 1997. For the twenty-six week period ended June 28, 1998, general and administrative expenses were $3,343,000 or 17.9% of net sales compared to $2,565,000 or 42.5% of net sales for the same period in 1997. The reduction in general and administrative expenses as a percent of net sales reflects increased sales and the Company's adjustment of its corporate infrastructure to a reduced level which management believes is appropriate to support its current, more controlled plans for expansion.


SEVERANCE AND RESTRUCTURING

    In March 1998, the Company recorded a provision totaling $1,146,000 for severance and restructuring. This amount includes severance costs, real estate costs and a provision for write-off of a discontinued point-of-sale system.

PROVISION FOR RESTAURANT CLOSINGS

   In March 1998, the Company implemented a plan to close two restaurants. As part of this plan, the Company has recorded a provision of $1,589,000 to lower the carrying value of the assets of these restaurants to estimated net realizable value. The Company closed these restaurants during the second quarter of fiscal 1998.

LOSS FROM OPERATIONS

   Loss from operations totaled $368,000 or 3.3% of net sales, for the thirteen weeks ended June 28, 1998 compared to $1,041,000, or 27.4% of net sales, in the corresponding period of 1997. The decrease in loss from operations is primarily attributable to increased income from unit-level operations from new units opened and a reduction in the level of general and administrative expenses. For the twenty-six weeks ended June 28, 1998 loss from operations totaled $4,764,000 or 25.5% of net sales compared to $1,800,000 or 29.8% of net sales for the same period in 1997. For the twenty-six week period ended June 28, 1998, loss from operations is impacted by a severance and restructuring charge of $1,146,000 or 6.1% of net sales and a provision for loss on restaurants to be disposed of $1,589,000 or 8.5% of net sales, offset by increased income from unit-level operations from new units opened and reduced general and administrative expenses.

INTEREST AND OTHER INCOME (EXPENSE), NET

   Interest and other income (expense), net, primarily represents interest income received from short-term investments offset by interest expense on capital lease obligations. Interest and other income (expense), net, decreased to $58,000 and $194,000 for the thirteen and twenty-six week periods ended June 28, 1998 from $120,000 and $259,000 for the same periods in 1997, respectively. The decrease in income in 1998 compared to 1997 was primarily due to the reduced level of short-term investments in 1998.

NET LOSS/NET LOSS PER COMMON SHARE

   Net loss for the thirteen weeks ended June 28, 1998 was $310,000, or $.04 per share on 8,827,590 weighted average shares outstanding, compared to a net loss of $921,000, or $.15 per share on 6,022,618 weighted average shares outstanding, during the comparable period in 1997. The decrease in net loss and net loss per share is attributable to increased income from unit-level operations from new units opened, a reduction in general and administrative expenses and an increased number of shares outstanding. For the twenty-six week period ended June 28, 1998, the net loss was $4,690,000 or $.53 per share on 8,794,332 weighted average shares outstanding, compared to $1,541,000 or $.26 per share on 6,017,615 weighted average shares outstanding, for the same period in 1997. The increase in net loss and net loss per share for the twenty-six week period is primarily due to severance and restructuring charges of $1,146,000 or $.13 per share and a provision for loss on restaurants to be disposed of $1,589,000 or $.18 per share, partially offset by increased income from unit-level operations from new units opened, a reduction in general and administrative expenses and an increased number of shares outstanding.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of June 28, 1998, the Company held cash and short-term investments of approximately $7.0 million compared to $18.3 million as of December 28, 1997. As reflected in the accompanying condensed consolidated financial statements, this decrease in cash and short-term investments during the twenty-six weeks ended June 28, 1998 primarily represents cash used for the purchase and/or development of property, equipment and leasehold improvements (approximately $8.0 million) and operating activities (approximately $3.9 million) partially offset by proceeds of stock option exercises (approximately $800,000).

    In June 1997, the Company called for redemption of its Class A Warrants, giving warrant holders 30 days notice to exercise their warrants prior to redemption by the Company. During July 1997, the warrant call was completed with 2,637,000 of the outstanding 2,645,000 warrants being exercised. Net proceeds to the Company from such exercises totaled approximately $22.3 million.

   To continue the Company's expansion, the Company anticipates that additional financing will be required during fiscal 1998 and 1999. The Company anticipates that future development and expansion will be funded or financed primarily through cash and short-term investments currently held, proceeds from the sale of additional equity and/or debt securities, and proceeds from other forms of financing such as sale leaseback, build to suit financing or other credit facilities. The Company has two signed letters of intent with a real estate financing concern for sale leaseback transactions related to four properties currently owned by the Company. These sale leaseback transactions would result in $5,700,000 of proceeds to the Company. There can be no assurance that these transactions will be completed or that additional financing required will be available on terms acceptable or favorable to the Company or its Shareholders.


SEASONALITY

    The Company's units typically generate higher revenues during the second and third quarters (which are summer months for the Company's locations) than in the first and fourth quarters (which are winter months) as a result of its concentration of locations in Minnesota and Wisconsin market areas.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: competition in the casual dining restaurant market; additional market acceptance of the Company's concept; additional financing on acceptable terms; the Company's ability to open additional restaurants in a timely manner; consumer spending trends and habits; weather conditions in the regions in which the Company develops and operates restaurants; and laws and regulations affecting labor and employee benefit costs. For further information regarding these and other factors, see the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1997.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On June 11, 1998, the Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held.

         (b) At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected with the following vote:


                                   Shares Voted "For"    Shares Voted "Withheld"
                                   -----------------     ----------------------
               David W. Anderson        5,250,910                51,442
               Thomas J. Brosig         5,249,510                52,842
               Douglas S. Lanham        5,236,560                65,792
               Richard L. Monfort       5,249,460                52,892
               Martin J. O'Dowd         5,249,560                52,792


         (c) The Shareholders approved an amendment to the Company's 1995 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 900,000 shares to 950,000 shares. 4,713,324 votes were cast in favor of the amendment; 568,672 votes opposed and 20,356 votes abstained.

         (d) The Shareholders approved the adoption of the 1998 Director Stock Option Plan, which provides for the issuance of up to 250,000 shares of Common Stock of the Company to non-employee members of the Board of Directors. 5,024,940 votes were cast in favor of the adoption; 242,688 votes opposed and 34,724 votes abstained.

Item 5.  Other Information

        On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

        With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal which the shareholder has not previously sought to include in the Company's proxy statement by April 28, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             10.1 Second Amendment to 1995 Stock Option and Compensation Plan
             27   Financial Data Schedule

         (b) Reports on Form 8-K

             None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FAMOUS DAVE'S OF AMERICA, INC.


                                    /s/ Douglas S. Lanham
                                    Douglas S. Lanham
                                    President, Chief Executive Officer
                                    and Chief Operating Officer



                                    /s/ Daniel F. Moorse
                                    Daniel F. Moorse
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)








Date:  August 12, 1998