Form 10QSB
period 1998-09-27
FAMOUS DAVE S OF AMERICA INC
filed 1998-11-06
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB




              [X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 27, 1998

       [] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from                 to
                                  -----------------  -----------------

                         Commission file number 0-21625
                                                -------


                         FAMOUS DAVE'S OF AMERICA, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)





           Minnesota                                    41-1782300
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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


        At November 2, 1998 there were 8,837,590 shares of common stock,
                          $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes     No X
                                    ---    ---

                         FAMOUS DAVE'S OF AMERICA, INC.
                                Form 10-QSB Index
                               September 27, 1998


                                                                                                            Page Number
                                                                                                            -----------


PART I                     FINANCIAL INFORMATION

                           Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets -                                                 3
                            September 27, 1998 and December 28, 1997

                           Condensed Consolidated Statements of Operations -                                       4
                            For the thirteen weeks ended September 27, 1998 and September 28, 1997 and
                            For the thirty-nine weeks ended September 27, 1998 and September 28, 1997

                           Condensed Consolidated Statements of Cash Flows -                                       5
                            For the thirty-nine weeks ended September 27, 1998 and September 28, 1997

                           Notes to Condensed Consolidated Financial Statements                                    6

                           Item 2.   Management's Discussion and Analysis of                                       9
                           Financial Condition and Results of Operations

PART II                    OTHER INFORMATION

                           Items 1, 5 and 6.                                                                       14

                           Signatures
                                                                                                                   15


                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                        SEPTEMBER 27,        DECEMBER 28,
                                                                                            1998                 1997
                                                                                      ------------------   ------------------
                                        ASSETS                                           (UNAUDITED)
              CURRENT ASSETS:
                Cash and cash equivalents                                             $       2,573,000    $       7,984,000
                Securities available-for-sale                                                 2,000,000           10,328,000
                Inventories                                                                     774,000              471,000
                Prepaids and other current assets                                               982,000            1,059,000
                                                                                      ------------------   ------------------
                   Total current assets                                                       6,329,000           19,842,000

              PROPERTY, EQUIPMENT AND LEASEHOLD
                 IMPROVEMENTS, NET                                                           32,460,000           26,179,000
                                                                                      ------------------   ------------------

                                                                                      $      38,789,000    $      46,021,000
                                                                                      ==================   ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

              CURRENT LIABILITIES:
                Accounts payable                                                      $       2,522,000    $       5,718,000
                Current portion of capital lease obligations                                    382,000              361,000
                Other current liabilities                                                     1,442,000            1,444,000
                                                                                      -----------------     ----------------
                   Total current liabilities                                                  4,346,000            7,523,000

              CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
                PORTION                                                                       1,107,000            1,390,000
                                                                                      ------------------   ------------------
                   Total liabilities                                                          5,453,000            8,913,000
                                                                                      ------------------   ------------------

              COMMITMENTS AND CONTINGENCIES

              SHAREHOLDERS' EQUITY:
                Common stock, $.01 par value, 100,000,000 shares authorized,
                  8,827,590 and 8,667,090 shares issued and outstanding                          88,000               87,000
                Additional paid-in capital                                                   42,711,000           41,928,000
                Accumulated deficit                                                          (9,463,000)          (4,907,000)
                                                                                      -----------------     ----------------
                   Total shareholders' equity                                                33,336,000           37,108,000
                                                                                      ------------------   ------------------
                                                                                      $      38,789,000    $      46,021,000
                                                                                      ==================   ==================

     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                  -------------------------------- ------------------------------
                                                  SEPTEMBER 27,    SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,
                                                        1998             1997          1998             1997
                                                  ---------------    ------------- -------------    -------------
                                                    (UNAUDITED)       (UNAUDITED)   (UNAUDITED)      (UNAUDITED)



SALES, NET                                          $ 10,916,000     $  6,102,000  $ 29,575,000     $ 12,140,000
                                                    -------------    ------------- -------------    -------------

COSTS AND EXPENSES:
  Food and beverage costs                              3,876,000        2,313,000    10,563,000        4,496,000
  Labor and benefits                                   2,843,000        1,522,000     7,909,000        2,941,000
  Restaurant operating expenses                        2,071,000        1,069,000     5,760,000        2,219,000
  Depreciation and amortization                          526,000          207,000     1,519,000          397,000
  Pre-opening expenses                                   173,000          378,000     1,081,000          709,000
  General and administrative                           1,326,000        1,676,000     4,670,000        4,241,000
  Severance and restructuring expense                          0                0     1,146,000                0
  Provision for loss on restaurants to be disposed             0                0     1,589,000                0
                                                    -------------    ------------- -------------    -------------
     Total costs and expenses                         10,815,000        7,165,000    34,237,000       15,003,000
                                                    -------------    ------------- -------------    -------------

INCOME (LOSS) FROM OPERATIONS                            101,000       (1,063,000)   (4,662,000)      (2,863,000)

  Interest and other income, net                          33,000          215,000       226,000          474,000
                                                    -------------    ------------- -------------    -------------

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 134,000         (848,000)   (4,436,000)      (2,389,000)
                                                    -------------    ------------- -------------    -------------

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                           0                0      (120,000)               0
                                                    -------------    ------------- -------------    -------------

NET INCOME (LOSS)                                   $    134,000       $ (848,000) $ (4,556,000)    $ (2,389,000)
                                                    =============    ============= =============    =============

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                   $       0.02     $      (0.11) $      (0.50)    $      (0.36)
                                                    =============    ============= =============    =============

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE                                    $       0.02     $      (0.11) $      (0.52)    $      (0.36)
                                                    =============    ============= =============    =============


SHARES USED IN COMPUTING BASIC AND
   DILUTED EARNINGS PER SHARE                          8,827,590        7,956,378     8,805,418        6,663,870
                                                    =============    ============= =============    =============










     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      THIRTY-NINE WEEKS ENDED
                                                                               --------------------------------------
                                                                                  SEPTEMBER 27,      SEPTEMBER 28,
                                                                                      1998              1997
                                                                               ------------------  ------------------
                                                                                   (UNAUDITED)         (UNAUDITED)
             CASH FLOWS FROM OPERATING
             ACTIVITIES:
             Net loss                                                          $      (4,556,000)  $      (2,389,000)
             Adjustments to reconcile net loss to
             cash flows from operating activities
               Depreciation and amortization                                           1,791,000             535,000
               Reserve for restaurant closings                                         1,589,000                   0
               Reserve for other capital items                                           492,000                   0
               Changes in working capital items:
                   Inventories                                                          (303,000)           (102,000)
                   Prepaids and other current assets                                      77,000            (243,000)
                   Accounts payable                                                   (3,196,000)            677,000
                   Other current liabilities                                              (2,000)            179,000
                                                                               ------------------  ------------------
                      Cash flows from operating activities                            (4,108,000)         (1,343,000)
                                                                               ------------------  ------------------

             CASH FLOWS FROM
                INVESTING ACTIVITIES:
             Purchases of property, equipment
               and leasehold improvements                                            (10,152,000)        (11,929,000)
             Net (increase) decrease in securities available-for-sale                  8,328,000          (4,389,000)
                                                                               ------------------  ------------------
                      Cash flows from investing activities                            (1,824,000)        (16,318,000)
                                                                               ------------------  ------------------

             CASH FLOWS FROM
                FINANCING ACTIVITIES:
             Advances (payments) on notes payable                                              0            (390,000)
             Proceeds from capital lease funding                                               0           1,097,000
             Payments on capital lease obligations                                      (262,000)           (167,000)
             Proceeds from exercise of Class A Warrants                                        0          22,335,000
             Proceeds from exercise of stock options                                     783,000              41,000
                                                                               ------------------  ------------------
                       Cash flows from financing activities                              521,000          22,916,000
                                                                               ------------------  ------------------

             INCREASE (DECREASE) IN CASH
               AND CASH EQUIVALENTS                                                   (5,411,000)          5,255,000

             CASH AND CASH EQUIVALENTS,
               BEGINNING OF PERIOD                                                     7,984,000           4,907,000
                                                                               ------------------  ------------------

             CASH AND CASH EQUIVALENTS,
                END OF PERIOD                                                  $       2,573,000   $      10,162,000
                                                                               ==================  ==================


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998
                                   (UNAUDITED)

(1) GENERAL

    The business of Famous Dave's of America, Inc. and subsidiaries (the "Company") is to develop and operate American roadhouse-style barbecue restaurants under the name "Famous Dave's." As of September 27, 1998, the Company operated twenty restaurants and three additional units in development. The Company also had one franchised unit that began operations in September 1998. As of September 28, 1997, the Company operated eight restaurants.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and thirty-nine week periods ended September 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999.

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

    In June 1997, the Company called for redemption its Class A Warrants, giving warrant holders 30 days notice to exercise their warrants before redemption by the Company. During July 1997, the warrant call was completed with 2,637,000 of the outstanding 2,645,000 warrants being exercised. Net proceeds to the Company from such exercises totaled approximately $22.3 million.

(4) INCOME (LOSS) PER COMMON SHARE

    Basic earnings (loss) per share (EPS) is computed by dividing net income or
(loss) by the weighted average number of common shares outstanding during the quarter. Diluted EPS is computed by dividing net income or (loss) by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted EPS because their inclusion would be anti-dilutive. Anti-dilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic EPS in subsequent years.

(5) INCOME FROM FRANCHISEES

    In 1998, the Company entered into a franchise agreement with two former employees. This agreement provides that in exchange for the payment of certain fees, the franchisee may open up to three units under the Famous Dave's brand, along with receiving other benefits from the Company. The revenue generated by this arrangement is not recognized until the franchised restaurant is open and the Company has provided all services. At September 27, 1998, there was one unit open under this franchise agreement.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 27, 1998
                                   (UNAUDITED)


(6) PRE-OPENING COSTS

    In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-Up Activities." This accounting standard requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company elected to adopt SOP 98-5 in fiscal 1998. The cumulative effect of this change in accounting principle was $120,000 and was reflected in the quarter ended March 29, 1998. Prior to the adoption of SOP 98-5, the Company deferred pre-opening costs until the month the related unit opened and either charged such costs to expense in the month the restaurant opened or, in certain cases prior to March 31, 1997, amortized such costs over a period no longer than 12-months following the opening of the restaurant.

(7) SEVERANCE AND RESTRUCTURING

    In March 1998, the Company recorded a provision totaling $1,146,000 for severance and restructuring. This amount includes severance costs, real estate costs and a provision for write-off of a discontinued point-of-sale system.

(8) PROVISION FOR LOSS ON RESTAURANTS TO BE DISPOSED

    In March 1998, the Company implemented a plan to close two restaurants. As part of this plan, the Company has recorded a provision of $1,589,000 to reduce the carrying value of the assets related to these restaurants to their estimated net realizable value.

(9) RELATED PARTY TRANSACTIONS

    S&D LAND HOLDINGS, INC. - The Company leases the real estate for four of its units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding Shareholder.

(10)INCOME TAXES

    The Company was an S Corporation through March 3, 1996. Accordingly, losses incurred through March 3, 1996 have been recognized by the Company's founding shareholder. From March 4, 1996 though December 28, 1997, the Company generated a net operating loss of approximately $4,907,000 which, if not used, will expire in 2012. During the thirty-nine weeks ended September 27, 1998, an additional net operating loss of approximately $4,556,000 was generated which, if not used, will expire in 2013. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carry-forwards. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefit.

(11)NEW ACCOUNTING PRONOUNCEMENTS

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 27, 1998
                                   (UNAUDITED)


(12) COMMITMENTS AND CONTINGENCIES

Construction and development contracts

     In conjunction with its expansion activity, the Company enters into fixed price construction contracts from time to time. At September 27, 1998, the Company had commitments outstanding under three contracts for construction of two restaurants in Minnesota that opened in October 1998, and for construction of a Blues Club in Chicago. As of September 27, 1998, the balances remaining to be paid under these contracts were approximately $6.0 million.

     In addition, the company has entered into a contract with a national real estate services firm to provide real estate development and construction management services for the development of a minimum of six restaurants in the future. The estimated remaining commitment under this contract was $180,000 at September 27, 1998.

Other

     At September 27, 1998, the Company had irrevocable letters of credit outstanding for a total of $1,628,000, including a letter of credit for $1,500,000 expiring January 1, 1999 related to the Blues Club under construction in Chicago. Such letters of credit are fully secured by certificates of deposit.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The business of Famous Dave's of America, Inc. and subsidiaries (the "Company") is to develop and operate American roadhouse-style barbecue restaurants under the name "Famous Dave's." As of September 27, 1998, the Company operated twenty company-owned restaurants: twelve in Minnesota, four in Wisconsin, three in Iowa and one in Illinois; with three additional units in development: two in Minnesota and a "Blues Club" (scheduled to open in second quarter of 1999) in Illinois. In addition, there was one restaurant opened under a franchise agreement in September 1998.

    The Company was formed in March 1994 and opened its first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. Through September 27, 1998, the Company had opened a total of twenty-two restaurants, and closed two during the first six months of 1998. The Company currently operates two "Lodge" restaurants featuring barbecue entrees, a rustic Northwoods decor and big band music. In addition, the Company operates sixteen nostalgic roadhouse barbecue shacks of which nine have been opened as, or converted to, a full service format that resembles the Lodge concept. The Company also operates a "Blues Club" (featuring an authentic Chicago Blues Club decor and live music seven nights a week) and a "Take-Out and Catering" facility. All of the Company's restaurants feature similar menu items, consistent preparation methods and uniform kitchen layouts.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of net sales were as follows:


                                                           THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                     --------------------------------- -------------------------------
                                                         SEPT. 27,        SEPT. 28,     SEPT. 27,        SEPT. 28,
                                                           1998             1997           1998             1997
                                                       -------------   --------------- -------------    --------------
SALES, NET                                                   100.0%            100.0%        100.0%            100.0%
                                                       -------------   --------------- -------------    --------------
UNIT-LEVEL COSTS AND EXPENSES:
  Food and beverage costs                                     35.5%             37.9%         35.7%             37.0%
  Labor and benefits                                          26.0%             24.9%         26.7%             24.2%
  Operating expenses                                          19.0%             17.5%         19.5%             18.3%
  Depreciation and amortization                                4.8%              3.4%          5.1%              3.3%
  Pre-opening expenses                                         1.6%              6.2%          3.7%              5.8%
                                                       -------------   --------------- -------------    --------------
     Total costs and expenses                                 86.9%             89.9%         90.7%             88.6%
                                                       -------------   --------------- -------------    --------------

INCOME FROM UNIT-LEVEL OPERATIONS                             13.1              10.1           9.3              11.4
                                                       -------------   --------------- -------------    --------------
  General and administrative                                  12.2%             27.5%         15.8%             34.9%
  Severance and restructuring                                  0.0%              0.0%          3.9%              0.0%
  Provision for loss on restaurants to be disposed             0.0%              0.0%          5.4%              0.0%
                                                       -------------   --------------- -------------    --------------

INCOME (LOSS) FROM OPERATIONS                                  0.9%            (17.4%)       (15.8%)           (23.6)

  Cumulative effect of change in accounting principle          0.0%              0.0%         (.4%)              0.0%

  Interest and other income, net                               0.3%             3.5%           .8%               3.9%
                                                       -------------   --------------- -------------    --------------

NET INCOME (LOSS)                                              1.2%           (13.9%)       (15.4%)            (19.7%)
                                                       =============   =============== =============    ==============


SALES, NET
Net sales for the thirteen weeks ended September 27, 1998 were $10,916,000 compared to $6,102,000 for the same period in 1997, a 79% increase. For the thirty-nine weeks ended September 27, 1998, net sales were $29,575,000 compared to $12,140,000 for the same period in 1997, a 144% increase. The increase in net sales is primarily due to the addition of fourteen restaurants opened during the four quarters subsequent to September 28, 1997, partly offset by the effect of closing two restaurants in the first six months of 1998. The restaurant openings were added to the base of eight restaurants open as of September 28, 1997. In addition, retail and other non-restaurant revenue was $448,000 during the thirteen weeks and $1,363,000 during the thirty-nine weeks compared to $164,000 and $353,000 for the same periods last year. The Company has three restaurants in the Minneapolis/St. Paul market which have been open for more than eighteen months. The opening of eight additional units in the same market area within the past eighteen months has significantly affected each of these restaurants. The resulting redistribution of customer demand has resulted in reductions in same store sales of approximately 18% in the thirteen weeks and 16% in the thirty-nine weeks as compared to the same periods in 1997. These restaurants were all originally operating at high volume levels relative to the size of the units. All new restaurants have been opened in accordance with management's overall development program for the market. Management anticipates that revenue levels at these locations will stabilize as development efforts move outside of the Minneapolis/St. Paul market.

FOOD AND BEVERAGE COSTS

    Food and beverage costs for the thirteen weeks ended September 27, 1998 were $3,876,000 or 35.5% of net sales, compared to $2,313,000 or 37.9% of net sales for the same period in 1997. For the thirty-nine weeks ended September 27, 1998, food and beverage costs were $10,563,000 or 35.7% of net sales, compared to $4,496,000 or 37.0% of net sales for the same period in 1997. The decrease in food and beverage costs as a percent of net sales was primarily due to improved purchasing economies, including contract pricing of certain pork items, partially offset by costs associated with increased sales of lower margin retail grocery items.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LABOR AND BENEFITS

    Labor and benefits for the thirteen weeks ended September 27, 1998 were $2,843,000 or 26.0% of net sales, compared to $1,522,000 or 24.9% of net sales for the same period in 1997. For the thirty-nine weeks ended September 27, 1998, labor and benefits were $7,909,000 or 26.7% of net sales compared to $2,941,000 or 24.2% of net sales for the same period in 1997. Labor costs have been higher in 1998 compared to 1997 due to the introduction of full table service in several restaurants that were formerly counter service as well as a heightened emphasis on training and execution in company restaurants.. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor. The migration toward full service dining in most of the Company's restaurants is part of management's strategy for increasing unit-level sales.

OPERATING EXPENSES

    Operating expenses for the thirteen weeks ended September 27, 1998 were $2,071,000 or 19.0% of net sales, compared to $1,069,000 or 17.5% of net sales for the same period in 1997. For the thirteen weeks, the increase in operating expenses as a percent of net sales is primarily attributable to distribution and promotion expenses related to retail grocery items and to an increase in fixed expenses such as utilities and rent as a percent of sales due to larger units and lower average sales per unit for the twenty units open this year compared to the eight units which were open during the same period last year. For the thirty-nine week period ended September 27, 1998, operating expenses were $5,760,000 or 19.5% of net sales compared to $2,219,000 or 18.3% of net sales for the same period in 1997. For the thirty-nine weeks, the increase in operating expenses as a percent of net sales is primarily attributable to distribution and promotion expenses related to retail grocery items and to increased repair and maintenance costs, including the costs associated with the implementation of a preventative maintenance program, partly offset by a decrease in marketing expense as a percent of net sales.

DEPRECIATION AND AMORTIZATION

    Unit-level depreciation and amortization for the thirteen weeks ended September 27, 1998 was $526,000 or 4.8% of net sales compared to $207,000 or 3.4% of net sales during the same period in 1997. Unit-level depreciation and amortization for the thirty-nine week period ended September 27, 1998 was $1,519,000 or 5.1% of net sales compared to $397,000 or 3.3% of net sales for the same period in 1997. The increase in unit-level depreciation and amortization results from higher construction costs associated with units opened in fiscal 1997 and 1998. Units opened in 1996 and prior were conversions of existing structures that generally had lower levels of investment in relation to sales and thus lower levels of depreciation expense.

PRE-OPENING EXPENSES

Pre-opening expenses, which beginning in the first quarter of 1998 are charged to expense as they are incurred, were $173,000 or 1.6% of net sales for the thirteen weeks ended September 27, 1998 compared to $378,000 or 6.2% of net sales during the same period in 1997. Pre-opening expenses for the thirty-nine week period were $1,081,000 or 3.7% of net sales compared to $709,000 or 5.8% of net sales for the same period in 1997. Prior to March 31, 1997, these expenses were deferred and charged to expense over no longer than a twelve-month period following the opening of the unit. These expenses reflect the opening of four new units in the first quarter of 1998, three new units in the second quarter of 1998, one new unit in the third quarter and the development of two additional locations during the third quarter of 1998.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INCOME FROM UNIT-LEVEL OPERATIONS

Income from unit-level operations totaled $1,427,000 or 13.1% of net sales, for the thirteen weeks ended September 27, 1998, compared to $613,000, or 10.1% of net sales, in the corresponding period of 1997. For the thirty-nine week period ended September 27, 1998, income from unit-level operations was $2,743,000 or 9.3% of net sales compared to $1,378,000 or 11.4% of net sales for the same period in 1997. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of the Company's operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of sales, from 1997 to 1998 is attributable to the increase in net sales from additional units opened, the impact of pre-opening expenses and other start-up costs, and the other changes in costs and expenses as discussed above.


GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the thirteen weeks ended September 27,1998 were $1,326,000 or 12.2% of net sales, compared to $1,676,000 or 27.5%
of net sales for the same period in 1997. For the thirty-nine week period ended September 27, 1998, general and administrative expenses were $4,670,000 or 15.8% of net sales compared to $4,241,000 or 34.9% of net sales for the same period in 1997. The reduction in general and administrative expenses as a percent of net sales reflects increased sales and the Company's adjustment of its corporate infrastructure to a reduced level which management believes is appropriate to support its current, more controlled plans for expansion.

SEVERANCE AND RESTRUCTURING

    In March 1998, the Company recorded a provision totaling $1,146,000 for severance and restructuring. This amount includes severance costs, real estate costs and a provision for write-off of a discontinued point-of-sale system.

PROVISION FOR RESTAURANT CLOSINGS

   In March 1998, the Company implemented a plan to close two restaurants. As part of this plan, the Company recorded a provision of $1,589,000 to lower the carrying value of the assets of these restaurants to estimated net realizable value. The Company closed these restaurants during the second quarter of fiscal 1998.

INCOME (LOSS) FROM OPERATIONS

   Income from operations totaled $101,000 or .9% of net sales, for the thirteen weeks ended September 27, 1998 compared to a loss of $1,063,000, or 17.4% of net sales, in the corresponding period of 1997. The improvement in profitability is primarily attributable to increased income from unit-level operations from new units opened and a reduction in the level of general and administrative expenses. For the thirty-nine weeks ended September 27, 1998 loss from operations totaled $4,662,000 or 15.8% of net sales compared to $2,863,000 or 23.6% of net sales for the same period in 1997. For the thirty-nine week period ended September 27, 1998, loss from operations was impacted by a severance and restructuring charge of $1,146,000 or 3.9% of net sales and a provision for loss on restaurants to be disposed of $1,589,000 or 5.4% of net sales, offset by reduced general and administrative expenses. Excluding the impact of these special one-time charges, loss from operations was $1,927,000 or 6.5% of net sales for the thirty-nine weeks ended September 27, 1998 compared to $2,863,000 or 23.6% of net sales for the same period last year.

INTEREST AND OTHER INCOME, NET

   Interest and other income, net, primarily represents interest income received from short-term investments offset by interest expense on capital lease obligations. Interest and other income, net, decreased to $33,000 and $226,000 for the thirteen and thirty-nine week periods ended September 27, 1998 from $215,000 and $474,000 for the same periods in 1997, respectively. The decrease in income in 1998 compared to 1997 was primarily due to the reduced level of short-term investments in 1998.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS)/NET INCOME (LOSS) PER COMMON SHARE

   Net income for the thirteen weeks ended September 27, 1998 was $134,000, or $.02 per share on 8,827,590 weighted average shares outstanding, compared to a net loss of $848,000, or $.11 per share on 7,956,378 weighted average shares outstanding, during the comparable period in 1997. The improvement from a net loss and net loss per share to net income and net income per share is attributable to increased income from unit-level operations from new units opened and a reduction in general and administrative expenses. For the thirty-nine week period ended September 27, 1998, the net loss was $4,556,000 or $.52 per share on 8,805,418 weighted average shares outstanding, compared to $2,389,000 or $.36 per share on 6,663,870 weighted average shares outstanding for the same period in 1997. The increase in net loss and net loss per share for the thirty-nine week period is primarily due to severance and restructuring charges of $1,146,000 or $.13 per share and a provision for loss on restaurants to be disposed of $1,589,000 or $.18 per share, partially offset by a reduction in general and administrative expenses and an increased number of shares outstanding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of September 27, 1998, the Company held cash and cash equivalents of approximately $2,573,000 compared to $7,984,000 as of December 28, 1997.
As reflected in the accompanying condensed consolidated financial statements, this decrease in cash and cash equivalents during the thirty-nine weeks ended September 27, 1998 has been used for the purchase and/or development of property, equipment and leasehold improvements (approximately $10,152,000) and operating activities (approximately $4,108,000) partially offset by proceeds of stock option exercises (approximately $783,000).


   Based on its current construction plans, the Company expects that the costs to complete the development, construction and furnishing of the three restaurants under development at September 27, 1998 (Woodbury and Bloomington in Minnesota and the Blues Club in Chicago, Illinois) will total approximately $6,000,000 between October 1998 and June 1999.

   The three restaurants under development at September 27, 1998, are the only locations for which the Company has commitments. Based on its current estimates, the Company believes that it can complete the Minnesota restaurants from funds on hand. It is in the process of negotiating a bank credit facility to provide the necessary capital to complete the Blues Club project. There can be no assurance that the Company will be able to obtain the necessary credit facility to complete the planned restaurant on terms acceptable or favorable to the Company. Additional restaurant development during 1999 and beyond will be limited to projects for which financing is or becomes available in the future. There is no assurance that financing on terms acceptable to the Company will be available for such additional development.

SEASONALITY

    The Company's units typically generate higher revenues during the second and third quarters (which are summer months for the Company's locations) than in the first and fourth quarters (which are winter months) as a result of its concentration of locations in Minnesota and Wisconsin market areas.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: competition in the casual dining restaurant market; additional market acceptance of the Company's concept; availability and terms of additional financing: the Company's ability to open additional restaurants in a timely manner; consumer spending trends and habits; weather conditions in the regions in which the Company develops and operates restaurants; and laws and regulations affecting labor and employee benefit costs. For further information regarding these and other factors, see the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1997.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.



Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
         None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FAMOUS DAVE'S OF AMERICA, INC.


                                   /s/ Douglas S. Lanham
                                   ---------------------
                                   Douglas S. Lanham
                                   President, Chief Executive Officer
                                   and Chief Operating Officer



                                   /s/ Mark Meier
                                   --------------
                                   Mark Meier
                                   Controller
                                   (Principal Accounting Officer)








Date:  November _, 1998