Form 10KSB40
period 1999-01-03
FAMOUS DAVE S OF AMERICA INC
filed 1999-04-05
CIK 1021270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED JANUARY 3, 1999 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                     TO
                                  --------------------    -----------------

                         COMMISSION FILE NUMBER: 0-21625

                         FAMOUS DAVE'S OF AMERICA, INC.
                                  (Registrant)

                    Minnesota                              41-1782300
                    (State or other jurisdiction           (IRS Employer
                    of incorporation or organization)      Identification No.)
                    7657 Anagram Dr.                       55344
                    Eden Prairie, MN                       (Zip Code)
                    (Address of principal executive
                    offices)

                    Issuer's telephone number: (612) 294-1300

 Securities to be registered pursuant to Section 12(b) of the Exchange Act: None

   Securities to be registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No[ ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The issuer had total revenues of $40,761,000 for its fiscal year ended January 3, 1999


    As of March 29, 1999, assuming as market value the price of $2.375 per share (the last sales price of Famous Dave's of America, Inc.'s Common Stock on The Nasdaq Stock Market(SM), the aggregate market value of shares held by non-affiliates was $16,606,926.

    As of March 29, 1999 we had outstanding 8,837,590 shares of Common Stock, $.01 par value.

    Transitional Small Business Disclosure Format:     Yes [ ]     No [X]

    Documents Incorporated by Reference: Portions of our Proxy Statement for our Annual Meeting of Shareholders to be conducted in May, 1999 (the "1999 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 1999 Proxy Statement will be filed within 120 days after the end of the fiscal year ended January 3, 1999.

                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
     PART I

     Item 1.              Description of Business                                                 3
     Item 2.              Description of Property                                                 7
     Item 3.              Legal Proceedings                                                       8
     Item 4.              Submission of Matters to a Vote of Security Holders                     8

     PART II

     Item 5.              Market for Common Equity
                            And Related Stockholder Matters                                       9
     Item 6.              Management's Discussion and Analysis of Plan of Operations              9
     Item 7.              Consolidated Financial Statements                                       15
     Item 8.              Changes in and Disagreements with Accountants                           15
                            On Accounting and Financial Disclosure

     PART III

     Item 9.              Directors, Executive Officers, Promoters and Control
                            Persons; Compliance with Section 16(a) of the Exchange Act            16
     Item 10.             Executive Compensation                                                  16
     Item 11.             Security Ownership of Certain Beneficial Owners and Management          16
     Item 12.             Certain Relationships and Related Transactions                          16
     Item 13.             Exhibits and Reports on Form 8-K                                        16

     SIGNATURES                                                                                   17

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Famous Dave's of America, Inc. ("Famous Dave's") was incorporated as a Minnesota corporation in March, 1994 and opened its first restaurant in Minneapolis in June, 1995. We currently operate twenty-two restaurants under the name "Famous Dave's" in the Midwestern region of the United States. As of January 3, 1999, we operated fourteen restaurants in Minnesota, four in Wisconsin, three in Iowa and one in Illinois. An additional unit under construction in Chicago is expected to open in May, 1999.

THE FAMOUS DAVE'S CONCEPT

    Our restaurants, a majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "shack," or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high-quality food in these distinctive and comfortable environments. In May 1997, Nation's Restaurant News, a leading restaurant industry publication, named Famous Dave's of America, Inc. a "1997 Hot Concept".

Key elements of our concept include the following:

         High Quality Food. Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill favorites such as flame-grilled St. Louis-style ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Enticing side items such as honey-buttered corn bread, potato salad, coleslaw, Shack Fries and Wilbur
(TM) Beans accompany the broad entree selection. Homemade desserts, including Famous Dave's Bread Pudding and Hot Fudge Kahlua(TM) Brownies, are a specialty. In our Lodge restaurants, we are testing additional menu items such as grilled smoked pork chops, oven roasted chicken and regional fish dishes to expand our audience and increase frequency of guest visits. To complement our smoked meat entree and appetizer items and to suit different customer tastes, Famous Dave's BBQ Sauces come in five variations: Rich & Sassy(TM), Texas Pit(TM), Georgia Mustard(TM), Hot Stuff(TM), and Devil's Spit (TM). These sauces and a variety of prepared meats are also distributed throughout Famous Dave's territory as retail grocery items. In 1998, retail sales of our products contributed revenue of about $1.8 million. We believe that our high quality food is a principal point of differentiation between Famous Dave's and other casual dining competitors and is a significant contributing factor to our level of repeat business.

         Distinctive Environment -- Decor and Music. In late 1997, we introduced the "Lodge" format which features decor reminiscent of a comfortable "Northwoods" hunting lodge with a full service dining room and bar. By the end of 1998, we operated three units under the Lodge format, including two locations in the Minneapolis market and one in the metropolitan Chicago area. Our original theme, a nostalgic roadhouse shack ("Shack") is promoted by the abundant use of rustic antiques, items of Americana from the '30s and '40s and emphasizes a very casual experience with emphasis on value and speed of delivery. While initially the Shack format only offered counter service, ten Shacks have been opened as or converted to full service dining during 1998. In addition, we have developed a larger "Blues Club" format that features authentic Chicago Blues Club decor and live music seven nights a week. We currently operate one Blues Club in the Minneapolis market, and are constructing a second Blues Club which is projected to open in May, 1999 in downtown Chicago.

         Broad-Based Appeal. We believe that our concept has broader appeal than many other restaurant concepts because it attracts customers of all ages and the menu offers a variety of items that appeal to many tastes. We believe that our distinctive concept, combined with our high-quality food, make Famous Dave's appealing to children, teenagers and adults of all ages.

OPERATING STRATEGY

Key elements of our operating strategy include the following:

         Operational Simplicity. In our Shacks, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques. The Shack menu focuses on a number of popular smoked meat barbecue entree items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs and the elimination of a need for highly compensated chefs. By controlling the number of menu items and using simplified food preparation processes, meals can be served quickly and consistently. In the Lodge restaurants, we seek to provide a broader menu that will appeal to a variety of tastes and may be used on more frequent dining occasions. To enhance our appeal and expand our audience, we have added such items as roasted chicken, grilled pork chops and garlic mashed potatoes. As the menu broadens and food preparation techniques become more focused on meals prepared to order, an increased training requirement is necessary in order to prepare our staff for increased sophistication in guest service. Additional staff costs and training expense is justified, we believe, by the greater revenue produced by the Lodge restaurants when compared to Shack restaurants. During 1998, average weekly volume of Lodge locations was $62,100, compared to $32,300 for Shack locations.

         Recruiting, Training and Retaining Employees. We believe that a key component of the success of our concept rests with the ability to hire, train and motivate qualified restaurant employees. We believe that by providing training, competitive compensation and opportunities for employee involvement and advancement, we encourage a sense of personal commitment from our employees. In 1997, we instituted Hog Heaven University, which augments our technical training with programs aimed at improving the personal development skills of our managers. We believe that our competitive compensation, employee involvement and streamlined operating system help enable us to attract and retain qualified restaurant managers and employees.

         Take-out --- Focus on Customer Convenience. We seek to provide our customers with maximum convenience by offering convenient take-out service in addition to our lively and entertaining sit-down experience. We believe that Famous Dave's entrees and side dishes are viewed by guests as traditional American "picnic foods" that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. We believe the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive to customers, and more than 20% of our restaurant revenues are derived from this method. Our restaurants have been designed specifically to accommodate a significant level of take-out sales, including a separate take-out counter.

         Style of Service. A majority of our locations utilize a full-service style of serving guests. Through 1997, all of our Shacks used a more limited, counter-style of service with self-service seating and drink selection. In 1998, four of these units were converted to full service locations, and six more Shacks were opened as full service facilities. We continue to evaluate the advantages of the full-service format on a location by location basis.

         Customer Satisfaction. We believe that we have achieved a significant level of repeat business by providing high-quality food and efficient friendly service, in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the training and supervision of personnel and the establishment of and adherence to high standards of personnel performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant's food, service and design by providing children's menus, smaller-sized entrees at reduced prices and changing tables in restrooms.

         Attractive Value-to-Price Relationship. Famous Dave's offers high quality food and distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5 to $18 resulting in an average check of approximately $10.56 during fiscal 1998.

EXPANSION STRATEGY

         We believe that the casual dining niche of the restaurant industry offers strong growth opportunities for us because this niche of the restaurant market is highly fragmented. The key elements of our growth strategy include the following:

         Targeted Expansion. We believe that there are significant growth opportunities for Famous Dave's restaurants throughout the United States. We generally intend to enter new markets with a Lodge restaurant in high-profile, heavy traffic retail locations in order to build brand awareness. Next we would develop the market further with additional restaurants. Certain of these additional locations may be in less visible, less traveled neighborhood and retail locations, and may be in smaller seating configurations with less overall seating than a Lodge facility. We currently plan to concentrate our expansion primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness and creating opportunities for operating, distribution and marketing efficiencies. In late 1997, we opened our first Lodge restaurant and currently anticipate using this format as our primary growth vehicle. We anticipate opening four additional Lodge units and the Chicago Blues Club in fiscal 1999 and plan to target our 1999 restaurant expansion in the upper and central Midwestern part of the United States. We intend to finance our development through the use of cash flow, funds available under existing and future lines of credit, and through forms of real estate related financing such as sale-leaseback financing, build to suit arrangements, and other similar financing. On March 31, 1999 we closed on a sale-leaseback financing transaction that provided net proceeds of approximately $4.4 million. There can be no assurance that any future financing will be available, nor on terms acceptable to us.

         Flexible Unit Formats. Because of variable unit formats, we believe we can tailor the Famous Dave's concept to a variety of markets, demographic areas and real estate locations. Management believes the flexibility in building size, type of construction and configuration, as well as a variable service structure, permits locations in a variety of economic and demographic areas throughout different markets.

FRANCHISE PROGRAM

    One franchised location opened in 1998. This unit is operated under a limited franchise arrangement whereby one and possibly two additional units may be opened, subject to our consent, within a very limited market area. We are currently evaluating a strategy for pursuing a more aggressive franchise program for our restaurants. We do not anticipate additional franchise units to open during fiscal 1999 except possibly under the arrangement discussed above.

RESTAURANT OPERATIONS - MANAGEMENT AND EMPLOYEES

    Our ability to manage multiple, geographically diverse units will be central to our overall success. Our management team includes experienced personnel with extensive restaurant experience. At the unit level, we place specific emphasis on the position of general manager ("General Manager") and seek employees with significant restaurant experience and management expertise. We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and maintenance of facilities. We attempt to attract high quality, experienced restaurant management and personnel with competitive compensation and bonus programs.

    All General Managers must complete a training program, during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New staff members participate in approximately three weeks of training under the close supervision of our management. We strive to instill enthusiasm and dedication in our employees and regularly solicit employee suggestions concerning our operations and endeavors in order to be responsive to employees' concerns. In addition, we have numerous programs designed to recognize and reward employees for superior performance. Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general each Shack or Lodge unit has between 25 and 80 employees.

PURCHASING

    We strive to obtain consistent quality items at competitive prices from reliable sources. In order to maximize operating efficiencies and to provide the freshest ingredients for our food products while obtaining the lowest possible prices for the required quality, each unit's management team determines the daily quantities of food items needed and orders such quantities from major suppliers designated by us which are then shipped directly to the restaurants. Approximately 90% of the products used by Famous Dave's restaurants are obtained under a supply arrangement with a major foodservice supplier. Included in the distribution and supply arrangement is a provision to distribute pork and meat products provided under a separate contract with a national meatpacking concern. We entered into a revised contract with this supplier during 1998 which resulted in the reduction of certain meat prices, particularly pork, for parts of the 1998 year and for a portion of 1999. During the early part of 1999, we modified this agreement to include fixed prices on certain pork products which had fallen in price during the contract term. We believe that our relationships with these two food suppliers are excellent, and anticipate no interruption in the supply of product delivered by either of these firms. In case of a supply disruption, however, we believe we could obtain competitive products and prices on short notice from a number of alternative suppliers.

MANAGEMENT INFORMATION SYSTEMS

    We have developed restaurant-level management information systems that include a computerized point-of-sale system which facilitates the movement of customer orders between the customer areas and kitchen operations, processes credit card transactions, and provides management with revenue and other key operating and financial information. We also use a time management system which tracks the time worked by each employee, allowing management to more effectively manage labor costs through better scheduling of employee work hours.

    Our unit-level point-of-sale, time management and inventory management systems provide data for posting to our general ledger and to other accounting subsystems. The general ledger system provides various management reports comparing actual and budgeted results. The results are reported to and reviewed by management. Such reporting includes (i) daily reports of revenues, (ii) weekly reports of selected controllable unit expenses and (iii) detailed monthly reports of revenues and expenses. We continue to develop and implement new enhancements to our systems, and a number of new developments in communication, food and labor cost management and unit level efficiency are among the enhancements we are evaluating at the present time.

MARKETING AND PROMOTION

    To date, we have relied primarily upon publicity and "word of mouth" advertising to attract customers to our restaurants. We also use distinctive exterior signage and off-site billboards. Recently we engaged a nationally renowned marketing consultant to develop a comprehensive marketing plan for our business. This plan provides for the use of mass media in selected markets to increase brand awareness. Our 1999 business plan calls for an increase in spending over the prior year on an advertising and media campaign, primarily in our Minneapolis market. The full utilization of the planned program would result in the expenditure of approximately 3.5% of revenues on all marketing and advertising areas, compared to 2.1% spent during 1998. In addition to these efforts in advertising and the limited public relations and billboard activity undertaken by us during the past three fiscal years, we have also attempted to create brand awareness in the "Famous Dave's" name by offering items such as Famous Dave's BBQ sauces and prepared entrees for retail sale at our restaurants and in grocery stores in many of the markets we serve.

TRADEMARKS

    We have received various trademarks and have applied for registration of additional service marks and intend to defend these marks. However, there can be no assurance that we will be granted trademark registration for pending applications or any or all of the proposed uses in our applications. In the event our additional mark(s) are granted registration, there can be no assurance that we can protect such mark(s) and design(s) against prior users in areas where we conduct operations. There is also no assurance that we will be able to prevent competitors from using the same or similar marks, concepts or appearance.

COMPETITION

    Competition in the restaurant industry is intense. Famous Dave's restaurants compete with moderately priced casual dining restaurants primarily on the basis of quality of food and service, atmosphere, location and value. In addition to existing themed and barbecue restaurants, we expect to face competition from steakhouses and other restaurants featuring large portions of red meat. We also compete with other restaurants and retail establishments for quality sites. Competition in the food service industry is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors.

    Many of our competitors are well established and have substantially greater financial, marketing and other resources than Famous Dave's. Regional and national restaurant companies continue to expand their operations in our current and anticipated market areas. We believe our ability to compete effectively depends on our ongoing ability to offer high-quality, competitively priced food in a distinctive and comfortable environment.

GOVERNMENT REGULATION

    We are subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Any difficulty or failure to obtain required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, any of which would adversely affect our operations. Restaurant operating costs are also affected by other government actions that are beyond our control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs and unemployment and other taxes. We are also subject to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated persons.

    To the extent that Famous Dave's offers and sells franchises, we are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and the termination or nonrenewal of a franchise. Bills have been introduced in Congress from time to time which would provide for federal regulation of substantive aspects of the franchiser-franchisee relationship. As proposed, such legislation would limit, among other things, the duration and scope of non-competition provisions, the ability of a franchiser to terminate or refuse to renew a franchise, and the ability of a franchiser to designate sources of supply.

    The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We could be required to expend funds to modify our restaurants in order to provide service to or make reasonable accommodations for disabled persons. Our restaurants are currently designed to be accessible to the disabled. We believe we are in substantial compliance with all current applicable regulations relating to accommodations for the disabled.

EMPLOYEES

    As of January 3, 1999, Famous Dave's had approximately 1,050 employees, approximately 26% of which were full-time. None of our employees are covered by a collective bargaining agreement. Management believes that our relationships with our employees are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

    The following table sets forth certain information about our existing restaurant locations and locations in development as of January 3, 1999:

                                                 SQUARE       INTERIOR     LAND OWNED      DATE OPENED OR
              LOCATION               FORMAT     FOOTAGE         SEATS       OR LEASED   PLANNED TO BE OPENED
  ---------------------------        ------     -------         -----       ---------   --------------------
   Linden Hills, Minneapolis, MN      Shack      2,900            60         Leased           June 1995
   Roseville, MN                      Shack      4,800           105         Leased           June 1996
   Calhoun Square, Minneapolis, MN    Club      10,500           375         Leased        September 1996
   Maple Grove, MN                    Shack      5,200           125         Owned           April 1997
   Highland Park, St. Paul, MN        Shack      5,200           130         Leased           June 1997
   Stillwater, MN                     Shack      5,200           130         Owned            July 1997
   Apple Valley, MN                   Shack      3,800            80         Owned            July 1997
   Madison, WI                        Shack      4,800            90         Leased          August 1997
   Grand Chute, WI (Appleton, WI)     Shack      2,900            75         Owned          October 1997
   Forest Lake, MN                    Shack      4,500           100         Leased         October 1997
   LaCrosse, WI                       Shack      3,800           100         Owned          December 1997
   Minnetonka, MN                     Lodge      5,500           135         Leased         December 1997
   Plymouth, MN                       Shack      2,100            20         Leased         December 1997
   West St. Paul, MN                  Shack      6,800           140         Leased         January 1998
   Rochester, MN                      Shack      5,200           140         Leased         February 1998
   Janesville, WI                     Shack      5,200           130         Leased          March 1998
   West Des Moines, IA                Shack      5,500           150         Leased          April 1998
   Des Moines, IA                     Shack      5,800           170         Leased          April 1998
   Naperville, IL                     Lodge      5,500           170         Leased          April 1998
   Cedar Falls, IA                    Shack      5,400           150         Leased        September 1998
   Bloomington, MN                    Shack      5,400           145         Leased         October 1998
   Woodbury, MN                       Lodge      5,885           180         Owned          October 1998
   Chicago, IL                         Club     15,000*          500*        Leased          Fiscal 1999

All seat count and square footage amounts are approximate
* Estimated

    The development cost of our restaurants varies depending primarily on the size and style of the restaurant and whether it is a conversion of an existing building or a newly constructed unit. Since inception and through fiscal 1998, the development cost of existing shack or lodge restaurants has ranged from approximately $700,000 to $2,350,000 per restaurant for conversions ranging in size from 2,900 square feet to 5,500 square feet and $1,670,000 to $2,400,000 per restaurant for new construction ranging in size from 4,500 square feet to 5,500 square feet. Such development cost includes construction, fixtures, furniture and equipment, and pre-opening costs, but does not include the cost of purchased land as it has been our general practice to lease the majority of our sites. The development cost of our existing 10,500 square foot Blues Club was approximately $2,800,000, including pre-opening expenses of approximately $180,000. Development of our Chicago Blues Club will cost an estimated $6.0 million (not including costs associated with leasing the property upon which the Club will be built) including approximately $350,000 for pre-opening expense.

    There can be no assurances that units planned for 1999 and later will open when planned, or at all, due to the risks associated with the development of new units, such as governmental approvals and the availability of capital, many of which are beyond our control.

    Famous Dave's leased restaurant facilities are occupied under agreements with terms ranging from seven to 15 years, excluding renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Our executive offices are located in approximately 12,500 square feet in Eden Prairie, Minnesota, under a lease expiring in 2003.



ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 3, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

    Our Common Stock is traded on the Nasdaq Stock Market(SM) under the symbol DAVE. Our Common Stock was quoted on the Nasdaq SmallCap Market from November 5, 1996 through July 24, 1997 and the Nasdaq National Market after July 24, 1997.

    The following table summarizes the high and low sale prices per share of the Common Stock for the periods indicated, as reported on the Nasdaq Stock Market(SM):



                                  1996          HIGH   LOW
                             --------------     ----   ---
                             4th Quarter        8.75   6.75

                                  1997          HIGH   LOW
                             --------------     ----   ---
                             1st Quarter        9.63   6.63
                             2nd Quarter       14.25   8.75
                             3rd Quarter       21.13  12.75
                             4th Quarter       19.88   7.94

                                  1998          HIGH   LOW
                             --------------     ----   ---
                             1st Quarter        9.00   5.50
                             2nd Quarter        7.06   4.75
                             3rd Quarter        5.13   2.50
                             4th Quarter        4.50   1.75


    On March 29, 1999, the last reported sale price for the Common Stock was $2.375 per share. As of March 29, 1999, we had 356 record holders of Common Stock plus an estimated 6,178 additional beneficial shareholders.

    In October and November 1996, we sold 2,645,000 Units in our initial public offering at an offering price of $6.50 per Unit and received net proceeds from the offering of approximately $15.2 million. Each Unit consisted of one share of Common Stock and one Redeemable Class A Warrant which entitled the holder to purchase one share of Common Stock at $8.50 per share. During July 1997, 2,637,840 of the outstanding 2,645,000 warrants were exercised, and we issued an additional 2,637,840 shares and received net proceeds totaling approximately $22.3 million.

    Famous Dave's Board of Directors has not declared any dividends on our Common Stock since its inception, and does not intend to pay out any cash dividends on its Common Stock in the foreseeable future. The Board of Directors presently intends to retain all earnings, if any, to finance the development and opening of additional Units. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

OVERVIEW

    The business of Famous Dave's of America, Inc. is to develop, own and operate casual dining restaurants under the name "Famous Dave's". As of January 3, 1999, we owned and operated twenty-two restaurants: fourteen in Minnesota, four in Wisconsin, three in Iowa and one in Illinois with one additional unit under development, a "Blues Club" (scheduled to open May 1999) in Chicago. In addition, there was one restaurant operating in Minnesota under a franchise agreement.

    Our future additional revenues and profits will depend upon various factors, including additional market acceptance of the Famous Dave's concept, the quality of the restaurant operations, the ability to successfully expand into new markets, our ability to raise additional financing as required and general economic conditions. There can be no assurance we will successfully implement our expansion plans, in which case we will continue to be dependent on revenues from existing operations. We also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business. Furthermore, to the extent that our expansion strategy is successful, we must manage the transition to multiple-site and higher-volume operations, the control of overhead expenses and the addition and retention of necessary personnel.

    Components of operating expenses include operating payroll and employee benefits, occupancy costs, repair and maintenance, and advertising and promotion. Certain of these costs are variable and will increase with sales volume. The primary fixed costs are corporate and restaurant management and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three months of operation. As restaurant management and staff gain experience following the opening, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.

    General and administrative expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, rent, depreciation, general insurance and marketing expenses are major items in this category. In addition, general and administrative expenses for 1998 included costs (approximately $1.1 million) related to the reduction of certain overhead and personnel due to revised growth and expansion plans adopted during the year.

    As of January 1, 1996, we elected a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Before January 1, 1996, we used a fiscal year ending on December 31. Fiscal 1996 and fiscal 1997 were 52-week years. Fiscal 1998 was a 53-week year.

    We were formed in March 1994 and opened our first restaurant in Minneapolis in June 1995. Through January 3, 1999, we had opened a total of twenty-four restaurants, and closed two during the first six months of 1998.


OPERATING RESULTS

    Overall results of operations for the 53 weeks ended January 3, 1999 reflect the opening of ten new units during fiscal 1998 and charges to earnings taken in the first quarter of 1998 as we closed two restaurants ($1,589,000) and reduced our corporate infrastructure ($1,146,000) to reflect our more controlled plans for expansion. Our overall operating results for fiscal 1998 and fiscal 1997, expressed as a percentage of net revenue, were as follows:

                                                                FISCAL YEARS ENDED
                                                                ------------------
                                                            JANUARY 3,      DECEMBER 28,
                                                               1999            1997
                                                               ----         ------------
                Revenue, Net.........................         100.0           100.0

                Unit-Level Costs and Expenses:
                  Food and Beverage Costs............          35.6            37.1
                  Labor and Benefits.................          26.7            25.2
                  Operating Expenses.................          21.6            20.1
                  Depreciation and Amortization......           5.4             3.7
                  Pre-opening Expenses...............           3.3             7.3
                                                               ----            ----
                     Total Costs and Expenses........          92.6            93.4
                                                               ----            ----

                Income from Unit-level Operations....           7.4             6.6

                General and Administrative Expenses..          15.8            34.6
                Reserve for Loss on Closed Sites.....           3.9             0
                Loss from Operations.................         (12.3)          (28.0)

                Interest and Other Income (Expense)..           0.7             2.9
                Net Loss Before Cumulative Effect of
                Change in Accounting Principle.......         (11.6)          (25.1)
                Cumulative Effect of Change in
                Accounting Principle.................          (0.3)            0.0

                Net Loss.............................         (11.9)          (25.1)
                                                              ======          ======

    A breakdown of our restaurant and non-restaurant operating results is as follows (amounts in $000's):

                                                            FISCAL YEAR ENDED JANUARY 3, 1999
                                                            ---------------------------------
                                           Restaurant Operations  Non-restaurant Operations   Total Company
                                           ---------------------  -------------------------   -------------
                                                     % of Net                 % of Net                % of Net
                                           Amount     Revenue      Amount      Revenue      Amount     Revenue
                                           ------     -------      ------      -------      ------     -------
Revenue, Net.........................      38,517      100.0        2,244       100.0       40,761      100.0
                                           ------      -----        -----       -----       ------      -----

Unit-Level Costs and Expenses:
  Food and Beverage Costs............      13,139       34.1        1,364        60.8       14,503       35.6
  Labor and Benefits.................      10,677       27.7          225        10.1       10,902       26.7
  Operating Expenses.................       8,172       21.2          635        28.3        8,807       21.6
  Depreciation and Amortization......       2,178        5.7            3         0.1        2,181        5.4
  Pre-opening Expenses...............       1,326        3.4            0         0.0        1,326        3.3
                                           ------       ----        -----        ----       ------       ----
     Total Costs and Expenses........      35,492       92.1        2,227        99.3       37,719       92.6
                                           ------       ----        -----        ----       ------       ----

Income from Unit-level Operations....       3,025        7.9           17         0.7        3,042        7.4
                                           ------       ----        -----        ----       ------       ----

                                                           FISCAL YEAR ENDED DECEMBER 28, 1997
                                                           -----------------------------------
                                           Restaurant Operations  Non-restaurant Operations   Total Company
                                           ---------------------  -------------------------   -------------
                                                     % of Net                 % of Net                % of Net
                                           Amount     Revenue      Amount      Revenue      Amount     Revenue
                                           ------     -------      ------      -------      ------     -------
Revenue, Net.............................. 16,726      100.0        1,476       100.0       18,202      100.0
                                           ------      -----        -----       -----       ------      -----

Unit-Level Costs and Expenses:
  Food and Beverage Costs.................  5,980       35.7          770        52.2        6,750       37.1
  Labor and Benefits......................  4,267       25.5          328        22.3        4,595       25.2
  Operating Expenses......................  3,309       19.9          357        24.2        3,666       20.1
  Depreciation and Amortization...........    673        4.0            9         0.6          682        3.7
  Pre-opening Expenses....................  1,324        7.9            0         0.0        1,324        7.3
                                           ------       ----        -----       -----       ------       ----
     Total Costs and Expenses............. 15,553       93.0        1,464        99.3       17,017       93.4
                                           ------       ----        -----       -----       ------       ----

Income (Loss) from Unit-level Operations..  1,173        7.0           12         0.7        1,185        6.6
                                           ------       ----        -----       -----        -----        ---

    Our non-restaurant revenues consist primarily of retail grocery, catering and special event sales in fiscal 1997 and retail grocery and special event sales in fiscal 1998.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

    Net Revenue -- Net revenue increased by $22,559,000 or 124% to $40,761,000 for the year ended January 3, 1999 from $18,202,000 for the year ended December 28, 1997. The increase in revenue was due primarily to an additional ten restaurants opened during fiscal 1998, adding to the base of fourteen restaurants open as of December 28, 1997 (approximately $14,722,000 of the increase), the contribution of a full year of revenue from restaurants which were open for only part of 1997 (approximately $8,383,000 of the increase) and an increase in non-restaurant revenues (approximately $767,000 of the increase) offset by a decline in revenue from restaurants open for all of both periods of 13.8% (or approximately $1,314,000). Because of the 1998 restaurant openings, and expected additional restaurant openings in 1999, we anticipate net revenue and operating costs and expenses to continue to increase during fiscal 1999. We had no material menu price increases during fiscal 1998.

    Same Store Sales -- It is our policy to include in our same store sales base restaurants that have been open more than eighteen months. During fiscal 1998, there were only three restaurants included in this base. Same store sales for fiscal 1998 decreased approximately 17.5% compared to fiscal 1997. Management believes that this decrease primarily reflects the redistribution of customer demand because of new units opened in the Minneapolis/St. Paul market during 1998.

    Average Weekly Sales -- Average weekly sales from restaurant operations decreased from $51,600 to $38,100. During 1997, one restaurant location (the Calhoun Blues Club) operated at very high revenue, and thus dominated the average weekly sales statistics. During 1998, a number of additional Shack locations opened, operated at lower volume levels and contributed the large majority of store weeks to the year. In addition, the redistribution of customer demand because of the new units opened in the Minneapolis/St. Paul market during 1998 also had the effect of reducing average weekly sales. Restaurant operating weeks during fiscal 1998 totaled 1,011 compared to 324 in fiscal 1997. Average weekly sales at units opened in fiscal 1998 outside of the Minneapolis/St. Paul market have generally been higher than sales at units within the Minneapolis/St. Paul area which management finds encouraging as it expands into new markets.

    Food and Beverage Costs -- Food and beverage costs for fiscal 1998 were $14,503,000 or 35.6% of net revenue compared to $6,750,000 or 37.1% for fiscal 1997. The decrease in food and beverage costs as a percent of net revenue was primarily due to improved purchasing economies including contract pricing of certain pork items, partially offset by costs associated with increased sales of lower margin retail grocery items.

    Labor and Benefits -- Labor and benefits were $10,902,000 or 26.7% of net revenue in fiscal 1998 compared to $4,595,000 or 25.2% of net revenue in fiscal 1997. The increase in labor and benefits as a percent of net revenue was primarily attributable to the introduction of full table service in several restaurants that were formerly counter service shacks as well as a heightened emphasis on training and execution in our restaurants. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to foodservers. The migration toward full service dining in most of our restaurants is part of our strategy for increasing unit-level revenue, but does result in higher labor costs where foodservers labor is utilized until the increased revenue levels can be realized.

    Operating Expenses -- Operating expenses for fiscal 1998 were $8,807,000 or 21.6% of net revenue compared to $3,666,000 or 20.1% of net revenue for fiscal 1997. The increase in operating expenses as a percent of revenue in fiscal 1998 compared to fiscal 1997 is primarily due to increases in fixed expenses (such as utilities) as a percentage of revenue due to larger units and lower average revenue per unit, repairs and maintenance costs and office costs, partially offset by a decrease in marketing expense as a percent of net revenue. The decline in revenue for existing units due to the increased number of restaurants operating in our major market of Minneapolis resulted in a reduced absorption of certain fixed costs, such as rent and utility costs.

    Depreciation and Amortization -- Unit-level depreciation and amortization for fiscal 1998 was $2,181,000 or 5.4% of net revenue compared to $682,000 or 3.7% of net revenue for fiscal 1997. The increase in unit-level depreciation and amortization as a percent of net revenue is due primarily to higher depreciation expense resulting from increased construction costs of new units opened in fiscal 1998. This increase occurred due to the addition of full service to our Shack format, and the construction of two Lodge locations during the year. Also, the reduction in revenue per unit as discussed above resulted in higher depreciation and amortization expense as a percentage of revenue.

    Pre-opening Expenses --Before fiscal 1998, our policy was to defer pre-opening costs and charge them to expense in the month a new restaurant opened. Beginning in fiscal 1998, our policy became that of expensing pre-opening costs as incurred. In the first quarter of fiscal 1998, we took a $120,000 one-time charge against earnings as a cumulative effect of a change in accounting principle to reflect this policy change. Pre-opening expenses were $1,326,000 or 3.3% of net revenue for fiscal 1998 compared to $1,324,000 or 7.3% of net revenue for fiscal 1997. These expenses reflect the opening of ten new restaurants in fiscal 1998 compared to the opening of eleven new restaurants in fiscal 1997.

    Income from Unit-level Operations -- Income from unit-level operations totaled $3,042,000 or 7.4% of net revenue for fiscal 1998 compared to $1,185,000 or 6.6% of net revenue for fiscal 1997. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of revenue, from 1997 to 1998 is primarily attributable to the increase in net revenue from additional units opened. Other changes in costs and expenses discussed above also contributed to the change in income from unit-level operations.

    General and Administrative Expenses -- General and administrative expenses increased to $6,451,000 or 15.8% of net revenue in fiscal 1998 from $6,290,000 or 34.6% of net revenue in fiscal 1997. Included in the 1998 amount is a provision totaling $1,146,000 for severance and restructuring costs recorded in the first quarter of 1998. Without this charge, general and administrative expense would have been significantly less than in the preceding year. The reduction in general and administrative expenses as a percentage of net revenue reflects increased revenue and our adjustment of our corporate infrastructure to a reduced level which management believes appropriate to support our current, more controlled plans for expansion.

    Loss From Operations -- Loss from operations totaled ($4,997,000) or (12.3%) of net revenue for fiscal 1998 compared to ($5,105,000) or (28.0%) of net revenue for fiscal 1997. The loss from operations in 1998 reflects approximately $2.7 million in expenses associated with a provision for disposition of two restaurants and severance and restructuring charges taken in the first quarter of 1998. Excluding these special provisions, the comparable loss from operations for 1998 is ($2,262,000) or (5.5%).

    Interest and Other Income (Expense), Net -- Interest and other income (expense), net, which primarily represents interest income from short-term investments and franchise income offset by interest expense on capital lease obligations, totaled $288,000 for fiscal 1998 compared to $530,000 for fiscal 1997. The decrease from fiscal 1997 to fiscal 1998 was due primarily to the reduced level of short term investments in 1998.

    Net Loss/Net Loss per Share -- Net loss for fiscal 1998 was ($4,829,000) compared to ($4,575,000) for fiscal 1997. Basic and diluted net loss per common share was ($0.55) for fiscal 1998 compared to ($0.64)for fiscal 1997. The computations of basic and diluted net loss per share reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" in 1997 as well as implementation of guidance from the Securities and Exchange Commission Staff Accounting Bulletin No. 98 issued in February 1998. The increase in the net loss in 1998 compared to 1997 is primarily due to the provision for disposition of two restaurants and severance and restructuring charges taken in the first quarter of fiscal 1998. The decrease in the basic and diluted net loss per common share in 1998 is due to an increased number of shares outstanding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of January 3, 1999, we held cash and short-term investments of approximately $3.6 million compared to $18.3 million as of December 28, 1997. As reflected in the accompanying consolidated financial statements, this decrease in cash and short-term investments during the fifty-three weeks ended January 3, 1999 primarily represents cash used for the purchase and/or development of property, equipment and leasehold improvements (approximately $14.0 million).

    As of January 3, 1999, we had irrevocable letters of credit outstanding for a total of approximately $1.6 million, including a letter of credit for $1.5 million related to the Blues Club under construction in Chicago. Such letters of credit are secured in full by the pledge of short-term securities.


    At January 3, 1999, we were a party to a credit agreement with a division of a bank which provided $4.5 million of borrowing capability to us, of which $683,000 was outstanding at year end. This facility is secured by substantially all of our property, and in addition is guaranteed by and secured by certain of the assets of our Chairman, David Anderson. The credit facility carries an interest rate of 4% above the Prime Rate, and provides for borrowing up to a maximum of 75% of the value of a collateral pool which consists of our property and certain of the property pledged to secure the credit facility by Mr. Anderson. The credit facility matures in April, 2000.

    During 1998, we negotiated extended credit terms with a major supplier of ours, which were guaranteed by our Chairman, Dave Anderson. This facility was on a short-term basis, and we have returned to standard credit terms with this supplier as of January, 1999.

    On March 31, 1999 we closed on a sale-leaseback financing transaction that provided net proceeds of approximately $4.4 million.

    To continue our expansion, we anticipate that additional financing will be required during fiscal 1999. We anticipate that future development and expansion will be funded or financed primarily through cash and short-term investments currently held, proceeds from the sale of additional equity and/or debt securities, and proceeds from other forms of financing such as lease financing or other credit facilities. However, there are no assurances that additional financing required for expansion will be available on terms acceptable or favorable to us.

INCOME TAXES

    At January 3, 1999, we had federal and state net operating loss carryforwards ("NOL's") for tax reporting purposes of approximately $9.7 million, which if not used will begin to expire in 2011. Future changes in ownership, if any, may place limitations on the use of these NOL's. We have recorded a full valuation allowance against the deferred tax asset related to the NOL's due to the uncertainty of realizing the related benefit.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

    Our units typically generate higher revenues in the second and third quarters and lower revenues in the first and fourth quarters as a result of seasonal traffic increases experienced during the summer months, and possible adverse weather which can disrupt customer and employee transportation to our restaurants.

    The primary inflationary factors affecting our operations include food and beverage and labor costs. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases.

    We believe low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

YEAR 2000 COSTS

    The Year 2000 will have a broad impact on the restaurant industry in which we operate due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. We have begun to prepare our computer systems and applications for the Year 2000 and are using both internal and external resources to identify, correct and test the systems for Year 2000 compliance.

    First, we installed a new POS system in 1998. One vendor, which is one of the larger suppliers to the restaurant industry, supplies all of the systems. This vendor has assured us that the new POS system is Year 2000 compliant. In addition, the vendor supplies us with regular upgrades and enhancements to ensure Year 2000 compliance.

    Second, we have been assured that our accounting system is Year 2000 compliant. The vendor of our accounting system is a supplier of similar systems to other companies in the multi-unit restaurant industry. We have received assurance from this vendor of its readiness for Year 2000 issues. In addition, we have received correspondence from this vendor that they are the "first to be certified for Year 2000 compliance by the Information Technology Association of America." We are enrolled in a maintenance program sponsored by the vendor that entitles us to regular upgrades and enhancements to remain Year 2000 compliant.

    Third, we have been informed by our banking institution that the bank was Year 2000 compliant by the end of 1998. The banking institution collects and consolidates all deposits made by the restaurants and transmits the deposits to a central location each day. Therefore, it is very important that the bank is Year 2000 compliant so that we can continue to satisfy our payable obligations. The bank has informed us that they are on schedule to perform the SEC "Street Wide" test in March 1999.

    Finally, we purchase food products from two large suppliers. Both suppliers have informed us of their readiness for the Year 2000. If, however, these two suppliers do not meet Year 2000 compliance, we can receive similar products from other suppliers operating in the same markets on short notice. The nature of our business is such that the business risks associated with Year 2000 can be reduced by working closely with the vendors supplying our restaurants with food and related products.

    We do not believe the costs related to Year 2000 compliance will be material to our financial statements or results of operations. However, the costs of Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Unanticipated failures by critical vendors, as well as our failure to execute our own remediation efforts, could have a material adverse effect on the costs relating to Year 2000 compliance. Therefore, there can be no assurance that these forward-looking estimates will be achieved and the actual costs and vendor compliance could differ dramatically from those plans, resulting in material financial risk.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. We currently do not have any other comprehensive income, and therefore, will measure the impact of this statement as it becomes necessary.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for the years beginning after December 15, 1998 with early adoption encouraged. We elected to adopt SOP 98-5 in fiscal 1998. Prior to the adoption of SOP 98-5, we deferred pre-opening costs until the month the related unit opened and in certain cases prior to March 31, 1997 deferred such costs over no longer than a 12-month period. Under the new requirements for accounting for pre-opening costs, the subsequent costs of start-up activities are expensed as incurred. The cumulative effect of this change in accounting principle was $120,000 and is reflected in the statements of operations for the year ended January 3, 1999.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain Statements in this Form 10-KSB constitute "Forward-Looking Statements" within the meaning of the private securities litigation reform act of 1995 (the "Reform Act"). Such Forward-Looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: additional market acceptance of the Famous Dave's concept; our ability to successfully expand into new markets; our ability to execute our expansion strategy; changes in business strategy or development plans; availability and terms of capital; changes in costs of food, labor, and employee benefits; changes in government regulations; competition; availability of locations and terms of sites for restaurant development; development and operating costs; advertising and promotional efforts; brand awareness and other factors referenced in this Form 10-KSB.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements of Famous Dave's of America, Inc. are included herein following the signatures, beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

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

                                FAMOUS DAVE'S OF AMERICA, INC.
                                ("REGISTRANT")


Dated: April 5, 1999            By  /s/ Douglas S. Lanham
                                    ------------------------
                                    Douglas S. Lanham
                                    Chief Executive Officer, President and
                                    Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 5, 1999 by the following persons on behalf of the Registrant, in the capacities indicated.

                       SIGNATURE                          TITLE

                       /s/ David W. Anderson              Chairman of the Board
                       ---------------------
                       David W. Anderson

                       /s/Douglas S. Lanham               Chief Executive Officer, President,
                       --------------------               Chief Operating Officer and Director (principal
                       Douglas S. Lanham                  executive and financial officer)

                       /s/Steven A. Sekely                Corporate Controller
                       -------------------                (Principal Accounting Officer)
                       Steven A. Sekely

                       /s/ Thomas J. Brosig               Director
                       --------------------
                       Thomas J. Brosig

                       /s/ Richard L. Monfort             Director
                       ----------------------
                       Richard L. Monfort

                       /s/ Martin J. O'Dowd               Director
                       --------------------
                       Martin J. O'Dowd

ITEM 7.  FINANCIAL STATEMENTS








                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Famous Dave's of America, Inc.:

We have audited the accompanying consolidated balance sheets of Famous Dave's of America, Inc. and Subsidiaries as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave's of America, Inc. and Subsidiaries as of January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                  LUND KOEHLER COX & ARKEMA, LLP

Minneapolis, Minnesota
February 8, 1999

              FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)



                                                                             JANUARY 3,      DECEMBER 28,
                                                                               1999             1997
                                                                            ------------   --------------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $      1,951   $        7,984
  Securities available-for-sale                                                    1,624           10,328
  Inventories                                                                        908              471
  Prepaids and other current assets                                                  824              819
                                                                            ------------   --------------
     Total current assets                                                          5,307           19,602

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                               35,576           26,179

OTHER ASSETS - DEPOSITS                                                              286              240
                                                                            ------------   --------------
                                                                            $     41,169   $       46,021
                                                                            ============   ==============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                          $      4,173   $        5,718
  Current portion of capital lease obligations                                       403              361
  Note payable                                                                       683                0
  Other current liabilities                                                        1,837            1,444
                                                                            ------------   --------------
     Total current liabilities                                                     7,096            7,523
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                  1,000            1,390
                                                                            ------------   --------------
     Total liabilities                                                             8,096            8,913
                                                                            ------------   --------------
COMMITMENTS AND CONTINGENCIES (NOTE 12)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
   8,838 and 8,667 shares issued and outstanding                                      88               87
  Additional paid-in capital                                                      42,721           41,928
  Accumulated deficit                                                             (9,736)          (4,907)
                                                                            ------------   --------------
     Total shareholders' equity                                                   33,073           37,108
                                                                            ------------   --------------

                                                                            $     41,169   $       46,021
                                                                            ============   ==============


          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                     FOR THE YEARS ENDED
                                                                                ------------------------------
                                                                                 JANUARY 3,      DECEMBER 28,
                                                                                    1999            1997
                                                                                ------------    --------------
REVENUE, NET                                                                    $     40,761    $       18,202
                                                                                ------------    --------------

COSTS AND EXPENSES:
  Food and beverage costs                                                             14,503             6,750
  Labor and benefits                                                                  10,902             4,595
  Operating expenses                                                                   8,807             3,666
  Depreciation and amortization                                                        2,181               682
  Pre-opening expenses                                                                 1,326             1,324
  Reserve for restaurant closings                                                      1,588                 0
  General and administrative                                                           6,451             6,290
                                                                                ------------    --------------
     Total costs and expenses                                                         45,758            23,307
                                                                                ------------    --------------
LOSS FROM OPERATIONS                                                                  (4,997)           (5,105)
                                                                                ------------    --------------
OTHER INCOME (EXPENSE):
  Interest income                                                                        407               913
  Interest expense                                                                      (146)             (151)
  Gain on sale of property                                                                 7                 0
  Franchise income                                                                        20                 0
  Reserve for loss on systems conversion                                                   0              (232)
                                                                                ------------    --------------
     Total other income (expense)                                                        288               530
                                                                                ------------    --------------
Net loss before cumulative effect of change in accounting principle                   (4,709)           (4,575)

Cumulative effect of change in accounting principle                                     (120)                0
                                                                                ------------    --------------
Net loss                                                                        $     (4,829)   $       (4,575)
                                                                                ============    ==============
Basic and diluted net loss per common share before cumulative
effect of change in accounting principle                                        $      (0.53)   $        (0.64)
                                                                                ============    ==============
Basic and diluted net loss per common share                                     $      (0.55)   $        (0.64)
                                                                                ============    ==============
Shares used in computing basic and diluted net loss per common share                   8,813             7,165
                                                                                ============    ==============




          See accompanying notes to consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED JANUARY 3, 1999 AND DECEMBER 28, 1997
                                 (in thousands)

                                                                                           Accumulated
                                                     Common Stock         Additional          Other
                                                  ------------------       Paid-in        Comprehensive    Accumulated
                                                   Shares     Amount       Capital           Income          Deficit       Total
                                                  -------- ---------      -----------     -------------    -----------   -----------

BALANCE - DECEMBER 29, 1996                         6,001    $    60      $  19,587       $   (12)         $    (332)    $  19,303

  Exercise of Class A warrants at
  $8.50 per share, net of issuance costs
  and redemption of unexercised
  Class A warrants                                  2,638         26         22,301            --                 --        22,327

  Exercise of stock options                            28          1             40            --                 --            41

  Change in unrealized loss on
  securities available-for-sale                        --         --             --            12                 --            12

  Net loss                                             --         --             --            --             (4,575)       (4,575)
                                                  -------    -------      ---------       -------          ---------     ---------

BALANCE - DECEMBER 28, 1997                         8,667         87         41,928             0             (4,907)       37,108

   Exercise of stock options                          171          1            793            --                 --           794

   Net loss                                            --         --             --            --             (4,829)       (4,829)
                                                  -------    -------      ---------       -------          ---------     ---------
BALANCE - JANUARY 3, 1999                           8,838    $    88      $  42,721       $     0          $  (9,736)    $  33,073
                                                  =======    =======      =========       =======          =========     =========


          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 FOR THE YEARS ENDED
                                                                            -----------------------------
                                                                             JANUARY 3,     DECEMBER 28,
                                                                               1999            1997
                                                                            ------------  ---------------
OPERATING ACTIVITIES:
  Net loss                                                                  $     (4,829) $        (4,575)
  Adjustments to reconcile net loss to
  cash flows from operating activities:
    Depreciation and amortization                                                  2,560              902
    Reserve for restaurant closings                                                1,588                0
    Reserve for other capital items                                                  260                0
    Reserve for loss on systems conversion                                             0              232
    Loss on disposal of property and equipment                                       253                0
    Changes in working capital items:
     Inventories                                                                    (437)            (304)
     Prepaids and other current assets                                                (5)            (324)
     Other assets - deposits                                                         (46)             (81)
     Accounts payable                                                             (1,545)           5,272
     Other current liabilities                                                       393            1,249
                                                                            ------------  ---------------
      Cash flows from operating activities                                        (1,808)           2,371
                                                                            ------------  ---------------

INVESTING ACTIVITIES:
  Purchase of available-for-sale securities                                       (9,053)         (32,608)
  Proceeds from available-for-sale securities                                     17,757           31,709
  Purchases of property, equipment and leasehold improvements                    (14,058)         (20,123)
                                                                            ------------  ---------------
      Cash flows from investing activities                                        (5,354)         (21,022)
                                                                            ------------  ---------------

FINANCING ACTIVITIES:
  Proceeds from exercise of Class A warrants, net of issuance costs                    0           22,327
  Proceeds from exercise of stock options                                            794               41
  Advances on note payable                                                           683                0
  Payments on note payable                                                             0             (390)
  Payments on capital lease obligations                                             (348)            (250)
                                                                            ------------  ---------------
      Cash flows from financing activities                                         1,129           21,728
                                                                            ------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (6,033)           3,077

CASH AND CASH EQUIVALENTS, BEGINNING                                               7,984            4,907
                                                                            ------------  ---------------
CASH AND CASH EQUIVALENTS, ENDING                                           $      1,951  $         7,984
                                                                            ============  ===============

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 3, 1999 AND DECEMBER 28, 1997

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Famous Dave's of America, Inc. (the Company) was incorporated in Minnesota on March 14, 1994. The Company develops, owns, operates and franchises restaurants under the name "Famous Dave's". As of January 3, 1999, the Company had twenty-two restaurants in operation, with additional restaurants in development. The Company closed two restaurants and franchised one Minnesota restaurant during 1998.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Famous Dave's of America, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR - The Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. Fiscal year 1998 was a 53 week year and fiscal year 1997 was a 52 week year.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents certificates of deposit and all other investments with original maturities of three months or less when purchased which are readily convertible into known amounts of cash. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed the federally insured limits.

INVENTORIES - Inventories consist principally of food, beverages and retail goods and are recorded at the lower of cost (first-in, first-out) or market.

DEPRECIATION - Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment and antiques are depreciated or amortized using the straight-line method over five to seven years, while buildings are depreciated up to thirty years. Leasehold improvements are amortized using the straight-line method over 20 years.

ADVERTISING COSTS - Advertising costs are charged to expense as incurred. Advertising costs were $688,217 and $656,362 for the years ended January 3, 1999 and December 28, 1997.

PRE-OPENING EXPENSES - The Company's policy is to expense as incurred all start-up and pre-opening costs associated with a new restaurant. Prior to fiscal 1998, the Company capitalized these costs and charged them to operations in the month the restaurant opened and in certain cases, charged these costs to expense over no longer than a twelve-month period following the opening of the restaurant.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      JANUARY 3, 1999 AND DECEMBER 28, 1997

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. The Company currently does not have any other comprehensive income, and therefore, will measure the impact of this statement as it becomes necessary.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for the years beginning after December 15, 1998 with early adoption encouraged. The Company elected to adopt SOP 98-5 in fiscal 1998. Prior to the adoption of SOP 98-5, pre-opening costs were deferred until the month the related unit opened and in certain cases prior to March 31, 1997 deferred such costs over no longer than a 12-month period. Under the new requirements for accounting for pre-opening costs, the subsequent costs of start-up activities are expensed as incurred. The cumulative effect of this change in accounting principle was $120,000 and is reflected in the statements of operations for the year ended January 3, 1999.

RECLASSIFICATIONS - Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements.
These reclassifications had no effect on net loss or shareholders' equity.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      JANUARY 3, 1999 AND DECEMBER 28, 1997

(2) SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are reported at fair value and are due within one year of the financial statement date. At January 3, 1999 and December 28, 1997, $1,624,300 of these securities had been pledged as collateral for outstanding letters of credit (see note 12).

(3) INVENTORIES

Inventories consisted of the following at (in thousands):

                                                      January 3,   December 28,
                                                       1999           1997
                                                      ---------    ------------
              Food and beverage                       $   236        $  153
              Retail goods                                672           318
                                                      =======        ======
                                                      $   908        $  471
                                                      =======        ======


(4) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consisted of the following at (in thousands):


                                                              January 3,   December 28,
                                                                1999           1997
                                                              ---------    ------------
Land, buildings and improvements                              $ 27,446       $ 16,508
Furniture, fixtures and equipment                               10,691          7,120
Antiques                                                         1,456          1,187
Less: accumulated depreciation and amortization                  3,610          1,100
Less: reserve for restaurant closings                            1,588              0
Less: reserve for loss on system conversion                        493            232
                                                              --------       --------
                                                                33,902         23,483
Construction in progress                                         1,674          2,696
                                                              ========       ========
                                                              $ 35,576       $ 26,179
                                                              ========       ========


(5) LINE OF CREDIT

The Company has a $4,500,000 revolving line of credit with BNC Financial Corporation, of which $683,000 was outstanding at January 3, 1999. Advances are due upon demand and accrue interest at the prime rate plus 4% (11.75% at January 3, 1999) payable monthly. The note is secured by substantially all of the Company's assets and is personally guaranteed (and partially secured) by the Chairman of the Company. The agreement expires on April 30, 2000. The agreement is subject to certain covenants as described in the agreement.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      JANUARY 3, 1999 AND DECEMBER 28, 1997

(6) RELATED PARTY TRANSACTIONS

S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. (S&D) is a company wholly owned by the Chairman of the Company. The Company rents four properties from S&D. The Company paid S&D rent of $318,000 and $169,000 for the years ended January 3, 1999 and December 28, 1997. The Company owed S&D $318,000 and $172,000 at January 3, 1999 and December 28, 1997.

GRAND PINES RESORTS, INC. - Grand Pines Resorts, Inc. (Grand Pines), is a company wholly owned by the Chairman of the Company. The Company charges Grand Pines a royalty of 4% of its food sales. Royalty income was $62,000 and $56,000 for the years ended January 3, 1999 and December 28, 1997. Until July 1997, the Company also provided certain management services to Grand Pines for 3% of its food sales. Management fee income was $15,000 for the year ended December 28, 1997. At January 3, 1999 and December 28, 1997, Grand Pines owed the Company $80,000 and $190,000 for royalties, management services and other expenses.

(7) CAPITAL LEASE OBLIGATIONS

The Company has a lease financing facility for furniture, equipment and leasehold improvements, of which approximately $2.0 million has been funded. Leases outstanding under this agreement bear interest at rates of approximately 11% to 15% and expire through August 2002. The obligations are secured by the equipment under lease. Total cost and accumulated amortization of the leased equipment was $2,066,000 and $572,000 at January 3, 1999 and $2,066,000 and
$271,000 at December 28, 1997.

Future minimum lease payments are as follows for the fiscal years ending (in thousands):

              1999                                                            $         539
              2000                                                                      531
              2001                                                                      444
              2002                                                                      157
                                                                              -------------
              Total                                                                   1,671
              Less: amounts representing interest                                       268
                                                                              -------------
              Present value of future minimum lease payments                          1,403
              Less: current portion                                                     403
                                                                              =============
              Obligations under capital leases, net of current portion        $       1,000
                                                                              =============


(8) SHAREHOLDERS' EQUITY

EXERCISE OF WARRANTS - During June 1997, the holders of 2,637,840 outstanding Redeemable Class A Warrants (the Warrants) exercised their Warrants at an exercise price of $8.50. A total of 7,160 warrants were not exercised and were redeemed for $.01 per warrant. Net proceeds to the Company were approximately $22,327,000.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      JANUARY 3, 1999 AND DECEMBER 28, 1997

STOCK OPTION PLAN - The Company has a 1995 Stock Option and Compensation Plan, 1997 Employee Stock Option Plan and a 1998 Director Stock Option Plan (the Plans), pursuant to which options and other awards to acquire an aggregate of 1,550,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plans. In general, options vest over a period of five years and expire ten years from the date of grant.

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

                                                            Fiscal 1998          Fiscal 1997
                                                            -----------          -----------
         Net loss:
           As reported                                       $   4,829          $   4,575
           Pro forma                                         $   6,129          $   5,646
         Loss per share:
           Basic and Diluted EPS as reported                 $    (.55)         $    (.64)
           Basic and Diluted EPS pro forma                   $    (.70)         $    (.79)


Information regarding the Company's stock options is summarized below:

                                                               Fiscal 1998                               Fiscal 1997
                                                 -------------------------------------     -------------------------------------
                                                      Shares          Weighted Average          Shares          Weighted Average
                                                  (in thousands)       Exercise Price       (in thousands)       Exercise Price
                                                 ---------------      ----------------      --------------      ----------------
Options outstanding, beginning of year                  1,073           $      7.34                  515          $    3.90
  Granted                                                 381                  2.00                  609               9.76
  Canceled                                                280                  7.51                   23               1.83
  Exercised                                               170                  4.66                   28               1.45
                                                   ----------                                  ---------
Options outstanding, end of year                        1,004           $      1.81                1,073          $    7.34
                                                   ==========           ===========             ========          =========
Options exercisable, end of year                          198           $      1.78                  132          $    4.46
                                                   ==========           ===========             ========          =========
Weighted average fair value of
  Options granted during the year                                       $      5.19                               $    8.35
                                                                        ===========                               =========


Options outstanding at January 3, 1999 have an exercise price ranging between $1.00 and $2.00 and a weighted average remaining contractual life of 7.32 years. The options outstanding and exercisable at January 3, 1999 reflect options repriced in October 1998.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      JANUARY 3, 1999 AND DECEMBER 28, 1997

In determining the compensation cost of the options granted during 1998 and 1997, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

                                                           Fiscal 1998          Fiscal 1997
                                                       -------------------  -------------------
          Risk free interest rate                                       7%                   7%
          Expected life of options granted                        10 years             10 years
          Expected volatility                                       112.4%                80.6%
          Expected dividend yield                                       0%                   0%


(9) INCOME TAXES

The Company was an S Corporation until March 3, 1996 and incurred losses totaling $681,000 through that date. Accordingly, these losses were recognized by the Company's founding shareholder on his personal tax returns.
These losses were reclassified to additional paid-in capital during 1996.

From March 4, 1996 through January 3, 1999 the Company generated a net operating loss of approximately $9,736,000 which, if not used, will begin to expire in 2011. Future changes in the ownership of the Company may place limitations on the use of this net operating loss carryforward. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefit as follows: (in thousands).

                                                          January 3,          December 28,
                                                             1999                 1997
                                                        -------------        --------------
          Net operating loss carryforward                $    3,894           $    1,986
          Less: valuation allowance                           3,894                1,986
                                                         ----------           ----------
            Net deferred taxes                           $        0           $        0
                                                         ==========           ==========


(10) SUPPLEMENTAL CASH FLOWS INFORMATION (IN THOUSANDS)

                                                                Fiscal 1998       Fiscal 1997
                                                                -----------       -----------
Cash paid for interest                                            $   146           $    151
                                                                  =======           ========

Noncash investing and financing activities:
  Equipment purchased under capital lease
   Obligations                                                    $     0           $  1,097
                                                                  =======           ========

  Change in unrealized loss on securities
   available-for-sale                                             $     0           $     12
                                                                  =======           ========

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      JANUARY 3, 1999 AND DECEMBER 28, 1997

(11) RETIREMENT SAVINGS PLAN

In July 1997, the Company implemented a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. The Company made contributions totaling $30,000 and $12,000 for the years ended January 3, 1999 and December 28, 1997.

(12) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company has entered into various operating leases for its existing and future restaurants and corporate office space with lease terms ranging from three to thirty years including lease options. One of the leases requires a percentage rent of 5% of annual gross sales for the restaurant in excess of $2,813,000, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area costs. Total rent expense for the years ended January 3, 1999 and December 28,1997, including common area costs, real estate taxes and percentage rent, was $1,866,000 and $728,000.

Future minimum rental payments (excluding percentage rents) for the operating leases described above are as follows for the years (in thousands):

              1999                                       $    1,555
              2000                                            1,514
              2001                                            1,531
              2002                                            1,560
              2003                                            1,539
              Thereafter                                     18,895
                                                         ----------
                  Total                                  $   26,594
                                                         ==========

EMPLOYMENT AGREEMENT - At January 3, 1999, the Company had an employment agreement with one of its officers. The agreement requires minimum annual compensation of $225,000 and expires in 2001. The agreement requires a one year severance payment with a resulting two-year non compete.

CONSTRUCTION AND DEVELOPMENT CONTRACTS - In conjunction with its expansion activity, the Company enters into fixed price construction contracts from time to time. At January 3, 1999, the Company had a commitment outstanding for construction of a Blues Club in Chicago. As of January 3, 1999, the balance remaining to be paid under this contract was approximately $2.8 million.

In addition, the Company has entered into a contract with a national real estate services firm to provide real estate development and construction management services for the development of a minimum of six restaurants in the future. The remaining commitment under this contract was $156,000 at January 3,1999.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      JANUARY 3, 1999 AND DECEMBER 28, 1997

LETTERS OF CREDIT - At January 3, 1999 and December 28, 1997, the Company had irrevocable letters of credit outstanding for a total of $1,624,300, including a letter of credit for $1.5 million related to a Blues Club under construction in Chicago. Such letters of credit are secured in full by certificates of deposit.

(13) SUBSEQUENT EVENTS (INCLUDING UNAUDITED SUBSEQUENT EVENT)

On January 11, 1999, the Company entered into an a sublease agreement for its corporate office space. The lease requires monthly payments of $7,621 and also requires the Company to pay its prorata share of real estate taxes and operating expenses. The lease expires on January 31, 2003.

In March 1999, the Company closed on a lease financing involving three of its existing units. Net proceeds received from this financing totaled approximately $4.4 million. Under this financing the Company is obligated to make monthly payments of $41,250 for a minimum period of twenty years.

(14) SELECTED QUARTERLY DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Quarters During the Year Ended January 3, 1999
                                              -----------------------------------------------------------------------------------
                                                   March 29              June 28           September 27         January 3
                                                 ------------         -------------      ----------------     --------------
Revenue                                          $   7,734            $   10,925           $   10,916           $  11,186
Income (loss) from operations                    $  (4,394)           $     (368)          $      101           $    (336)
Net income (loss)                                $  (4,379)           $     (310)          $      134           $    (274)
Basic and diluted net income (loss)
      per common share                           $    (.50)           $     (.04)          $      .02           $    (.03)

                                                               Quarters During the Year Ended December 28, 1997
                                              ------------------- --------------------- -------------------- --------------------
                                                   March 30              June 29            September 28         December 28
                                              ---------------         -------------      ----------------      ---------------
Revenue                                          $   2,241            $    3,797           $    6,102           $   6,062
Loss from operations                             $    (758)           $   (1,041)          $   (1,063)          $  (2,243)
Net loss                                         $    (619)           $     (921)          $     (849)          $  (2,186)
Basic and diluted net loss
per common share                                 $    (.10)           $     (.15)          $     (.11)          $    (.25)

                                  EXHIBIT INDEX


    EXHIBIT
      NO.     DESCRIPTION                                                                                  PAGE NO.
    -------   -----------                                                                                  --------
      3.1     Articles of Incorporation, incorporated by reference from Exhibit
              3.1 to our Registration Statement on Form SB-2 (File No.
              333-10675) filed with the Securities and Exchange Commission on
              August 23, 1996 (the "1996 SB-2")
      3.2     Bylaws, incorporated by reference from Exhibit 3.2 to the 1996
              SB-2
     10.1     Lease Agreement dated as of January 1, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc. (Linden
              Hills), incorporated by reference from Exhibit 10.1 to the 1996
              SB-2
     10.2     Lease Agreement dated as of January 1, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc.
              (Highland Park), incorporated by reference from Exhibit 10.2 to the 1996 SB-2
     10.3     Lease Agreement dated as of January 15, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc.
              (Minnetonka), incorporated by reference from Exhibit 10.3 to the
              1996 SB-2
     10.4     Sublease Agreement dated as of January 1, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc.
              (Roseville), incorporated by reference from Exhibit 10.4 to the
              1996 SB-2
     10.6     1995 Stock Option and Compensation Plan, incorporated by reference from Exhibit 10.7 to the 1996 SB-2
     10.7     Amendment dated August 12, 1996 to our 1995 Stock Option and
              Compensation Plan, incorporated by reference from Exhibit 10.13 to
              Amendment No. 1 to the 1996 SB-2
     10.8     Amendment dated February 4, 1997 to our 1995 Stock Option and
              Compensation Plan, incorporated by reference from our Form 10-KSB for the fiscal year ended December 29, 1996 (the "1996 10-KSB")
     10.12    Employment Agreement dated as of January 23, 1997 between Famous
              Dave's of America, Inc. and Douglas S. Lanham, incorporated by reference from our 1996 10-KSB
     10.13    Trademark License Agreement between Famous Dave's of America, Inc.
              and Grand Pines Resorts, Inc., incorporated by reference from
              Exhibit 10.11 to the 1996 SB-2
     10.15    1997 Employee Stock Option Plan
     10.16    Amendment, dated as of February 15, 1998, to our 1997 Stock Option
              Plan
     21       Subsidiaries of Famous Dave's of America, Inc., Incorporated by reference from
              Exhibit 21 to the Company's 10-KSB for the fiscal year ended December 28, 1998
     23       Consent of Lund Koehler Cox & Arkema, LLP
     27       Financial Data Schedule
