Form 10QSB
period 1999-04-04
FAMOUS DAVE S OF AMERICA INC
filed 1999-05-12
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB




[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended April 4, 1999

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


                   7657 Anagram Drive, Eden Prairie, MN 55344
                    (Address of Principal Executive Offices)
                                 (612) 294-1300
                (Issuer's Telephone Number, Including Area Code)


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


        At May 10, 1999 there were 8,837,590 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                    Yes   No X
                                       ---   ---

                         FAMOUS DAVE'S OF AMERICA, INC.
                                Form 10-QSB Index
                                  April 4, 1999

                                                                                     Page Number
                                                                                     -----------


PART I         FINANCIAL INFORMATION

               Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets -                                    3
                April 4, 1999 and January 3, 1999

               Condensed Consolidated Statements of Operations -                          4
                 For the thirteen weeks ended April 4, 1999 and March 29, 1998

               Condensed Consolidated Statements of Cash Flows -                          5
                 For the thirteen weeks ended April 4, 1999 and March 29, 1998

               Notes to Condensed Consolidated Financial Statements                       6

               Item 2.   Management's Discussion and Analysis of                          9
               Financial Condition and Results of Operations

PART II        OTHER INFORMATION

               Items 1, 5 and 6.                                                          14

               Signatures                                                                 15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                APRIL 4,                 JANUARY 3,
                                                                                                  1999                     1999
                                                                                               ------------            -------------
                                                                                                (UNAUDITED)

                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $  2,117,000            $  1,951,000
  Securities available-for-sale                                                                   1,549,000               1,624,000
  Inventories                                                                                       924,000                 908,000
  Prepaids and other current assets                                                               1,009,000                 824,000
                                                                                               ------------            ------------
     Total current assets                                                                         5,599,000               5,307,000

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                                                             36,401,000              35,576,000

OTHER ASSETS - DEPOSITS                                                                             295,000                 286,000
                                                                                               ------------            ------------

                                                                                               $ 42,295,000            $ 41,169,000
                                                                                               ============            ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                             $  1,862,000            $  4,173,000
  Current portion of capital lease obligations                                                      403,000                 403,000
  Note payable                                                                                            0                 683,000
  Other current liabilities                                                                       1,859,000               1,837,000
                                                                                               ------------            ------------
     Total current liabilities                                                                    4,124,000               7,096,000

NOTE PAYABLE - LONG TERM                                                                          4,500,000                       0

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
   PORTION                                                                                          914,000               1,000,000
                                                                                               ------------            ------------
     Total liabilities                                                                            9,538,000               8,096,000
                                                                                               ------------            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    8,837,590 and 8,837,590 shares issued and outstanding                                            88,000                  88,000
  Additional paid-in capital                                                                     42,721,000              42,721,000
  Accumulated deficit                                                                           (10,052,000)             (9,736,000)
                                                                                               ------------            ------------
     Total shareholders' equity                                                                  32,757,000              33,073,000
                                                                                               ------------            ------------

                                                                                               $ 42,295,000            $ 41,169,000
                                                                                               ============            ============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      THIRTEEN WEEKS ENDED
                                                                                              -------------------------------------
                                                                                               APRIL 4,                 MARCH 29,
                                                                                                 1999                     1998
                                                                                              ------------             ------------
                                                                                              (UNAUDITED)


REVENUES, NET                                                                                 $ 10,388,000             $  7,734,000
                                                                                              ------------             ------------

COSTS AND EXPENSES:
  Food and beverage costs                                                                        3,546,000                2,731,000
  Labor and benefits                                                                             2,924,000                2,156,000
  Operating expenses                                                                             2,516,000                1,886,000
  Depreciation and amortization                                                                    609,000                  436,000
  Pre-opening expenses                                                                             103,000                  510,000
  General and administrative                                                                     1,002,000                2,820,000
  Reserve for loss on closed sites                                                                       0                1,589,000
                                                                                              ------------             ------------
     Total costs and expenses                                                                   10,700,000               12,128,000
                                                                                              ------------             ------------

LOSS FROM OPERATIONS                                                                              (312,000)              (4,394,000)

  Interest and other income (expense), net                                                          (4,000)                 135,000
                                                                                              ------------             ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
       ACCOUNTING PRINCIPLE                                                                   $   (316,000)            $ (4,259,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                      0                 (120,000)
                                                                                              ------------             ------------

NET LOSS                                                                                      $   (316,000)            $ (4,379,000)
                                                                                              ============             ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE BEFORE
       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                    $      (0.04)            $      (0.49)
                                                                                              ============             ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                                   $      (0.04)            $      (0.50)
                                                                                              ============             ============


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                                                   8,837,590                8,761,074
                                                                                              ============             ============

     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      THIRTEEN WEEKS ENDED
                                                                                             --------------------------------------
                                                                                              APRIL 4,                   MARCH 29,
                                                                                                1999                       1998
                                                                                             -----------               ------------
                                                                                              (UNAUDITED)

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                                                                     $   (316,000)             $ (4,379,000)
Adjustments to reconcile net loss to
cash flows from operating activities:
  Depreciation and amortization                                                                   688,000                   524,000
  Reserve for loss on closed sites                                                                (32,000)                1,589,000
  Write-off of certain other non-operating assets                                                       0                   559,000
  Cumulative effect of change in accounting principle                                                   0                   120,000
  Changes in working capital items -
      Inventories                                                                                 (16,000)                 (132,000)
      Prepaids and other current assets                                                          (185,000)                  221,000
      Other assets - deposits                                                                      (9,000)                  (98,000)
      Accounts payable                                                                         (2,311,000)               (2,251,000)
      Other current liabilities                                                                    22,000                  (202,000)
                                                                                             ------------              ------------
         Cash flows from operating activities                                                  (2,159,000)               (4,049,000)
                                                                                             ------------              ------------

CASH FLOWS FROM
   INVESTING ACTIVITIES:
Purchase of available-for-sale securities                                                               0                (8,058,000)
Proceeds from available-for-sale securities                                                        75,000                11,297,000
Purchase of property, equipment
  and leasehold improvements                                                                   (1,481,000)               (4,293,000)
                                                                                             ------------              ------------
         Cash flows from investing activities                                                  (1,406,000)               (1,054,000)
                                                                                             ------------              ------------

CASH FLOWS FROM
   FINANCING ACTIVITIES:
Payments on capital lease obligations                                                             (86,000)                  (87,000)
Proceeds from exercise of stock options                                                                 0                   784,000
Advances on notes payable                                                                       6,100,000                         0
Payments on note payable                                                                       (2,283,000)                        0
                                                                                             ------------              ------------
         Cash flows from financing activities                                                   3,731,000                   697,000
                                                                                             ------------              ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                                166,000                (4,406,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                           1,951,000                 7,984,000
                                                                                             ------------              ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                                             $  2,117,000              $  3,578,000
                                                                                             ============              ============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 4, 1999
                                   (UNAUDITED)

(1)   GENERAL

Famous Dave's of America, Inc. ("Famous Dave's") currently operates twenty-two restaurants under the name "Famous Dave's" in the Midwestern region of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "shack", or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of April 4, 1999 we operated twenty-two restaurants with one additional unit in development, a Chicago Blues Club which opened May 3, 1999. As of March 29, 1998 we operated eighteen restaurants, with an additional seven units in development.

(2)   BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared by us following the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended January 3, 1999. In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen weeks ended April 4, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000.

Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation with no impact on previously reported net loss or shareholders' equity.



(3)   INCOME (LOSS) PER COMMON SHARE

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

(4) INCOME FROM FRANCHISEES

    In 1998, we entered into a franchise agreement with two former employees. This agreement provides that in exchange for the payment of certain fees, the franchisee may open up to three units under the Famous Dave's brand, along with receiving other benefits. The revenue generated by this arrangement is not recognized until the franchised restaurant is open and the Company has provided all services. At April 4, 1999, there was one unit open under this franchise agreement.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  APRIL 4, 1999
                                   (UNAUDITED)


(5) PRE-OPENING COSTS

    In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-Up Activities." This accounting standard requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. We elected to adopt SOP 98-5 in fiscal 1998. The cumulative effect of this change in accounting principle was $120,000 and was reflected in the quarter ended March 29, 1998. Prior to the adoption of SOP 98-5, we deferred pre-opening costs until the month the related unit opened and either charged such costs to expense in the month the restaurant opened or, in certain cases prior to March 31, 1997, amortized such costs over a period no longer than 12-months following the opening of the restaurant.

(6) SEVERANCE AND RESTRUCTURING

    In March 1998, we recorded a provision totaling $1,146,000 for severance and restructuring. This amount includes severance costs, real estate costs and a provision for write-off of a discontinued point-of-sale system.

(7) PROVISION FOR LOSS ON RESTAURANTS TO BE DISPOSED

    In March 1998, we implemented a plan to close two restaurants. As part of this plan, we have recorded a provision of $1,589,000 to reduce the carrying value of the assets related to these restaurants to their estimated net realizable value.

(8) RELATED PARTY TRANSACTIONS

      S&D LAND HOLDINGS, INC. - We lease the real estate for four of our units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding Shareholder.

(9) INCOME TAXES

   The Company was an S Corporation through March 3, 1996. Accordingly, losses incurred through March 3, 1996 have been recognized by the Company's founding shareholder. From March 4, 1996 through January 3, 1999, we generated a net operating loss of approximately $9,736,000 which, if not used, will begin to expire in 2011. During the thirteen weeks ended April 4, 1999, an additional net operating loss of approximately $316,000 was generated which, if not used, will expire in 2014. Future changes in ownership may place limitations on the use of these net operating loss carry-forwards. We have recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefit.

(10) NOTE PAYABLE

On March 31, 1999 we completed a sale-leaseback transaction involving three of our existing units that provided net proceeds of approximately $4.4 million. Under this financing we are obligated to make monthly payments of $41,250 for a minimum of twenty years.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  APRIL 4, 1999
                                   (UNAUDITED)


(11) COMMITMENTS AND CONTINGENCIES

Construction and development contracts

       In conjunction with our expansion activity, we enter into fixed price construction contracts from time to time. At April 4, 1999, we had a commitment outstanding under one contract for construction of a Blues Club in Chicago. As of April 4, 1999, the balance remaining to be paid under this contract was approximately $1.7 million.

   In addition, we have entered into a contract with a national real estate services firm to provide real estate development and construction management services for the development of a minimum of six restaurants in the future. The estimated remaining commitment under this contract was $132,000 at April 4, 1999.

Other

   At April 4, 1999, we had irrevocable letters of credit outstanding for a total of $1,546,800, including a letter of credit for $1,500,000 expiring September, 1999 related to the Blues Club under construction in Chicago. Such letters of credit are fully secured by certificates of deposit.

ITEM 2.
                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The business of Famous Dave's of America, Inc. is to develop, own and operate casual dining restaurants under the name "Famous Dave's." As of April 4, 1999 we owned and operated twenty-two restaurants: fourteen in Minnesota, four in Wisconsin, three in Iowa and one in Illinois. A Blues Club opened in Chicago, Illinois on May 3, 1999. In addition, there was one restaurant operating in Minnesota under a franchise agreement.

    Famous Dave's was formed in March 1994 and we opened our first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. We currently operate three lodge restaurants featuring barbecue entrees, a rustic Northwoods decor and big band music. In addition, we operate seventeen nostalgic roadhouse barbecue shacks of which ten have been opened as, or converted to, a full service format that resembles the Lodge concept. We also operate one Blues Club (featuring an authentic Chicago Blues Club decor and live music seven nights a week) and a Take-Out and Catering facility. All of the our restaurants feature similar menu items, consistent preparation methods and uniform kitchen layouts.

    Future revenues and profits, if any, will depend upon various factors, including continued market acceptance of the Famous Dave's concept, the quality of our restaurant operations, our ability to successfully expand into new markets, our ability to raise additional financing as needed and general economic conditions. There can be no assurances that we will successfully implement our expansion plans, in which case we will continue to be dependent on the revenues from existing operations. We also face all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of an expanding business. Furthermore, to the extent that our expansion strategy is successful, we must manage the transition to multiple-site and higher-volume operations, the control of overhead expenses and the addition of necessary personnel.

    Components of operating expenses include operating payroll and fringe benefits, occupancy costs, repair and maintenance, and advertising and promotion. Certain of these costs are variable and will fluctuate as sales fluctuate. The primary fixed costs are corporate and restaurant management and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three months of operation. We believe, however, that as restaurant management and staff gain experience, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.

    General and administrative expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, rent, depreciation, general insurance and marketing expenses are major items in this category.

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 3, 1999.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our overall operating results expressed as a percentage of net revenue were as follows:

                                                             THIRTEEN WEEKS ENDED
                                                        ------------------------------
                                                          APRIL 4,         MARCH 29,
                                                            1999             1998
                                                        -------------   --------------
REVENUES, NET                                                 100.0%           100.0%
                                                        -------------   --------------

UNIT-LEVEL COSTS AND EXPENSES:


  Food and beverage costs                                      34.1%            35.3%
  Labor and benefits                                           28.1%            27.9%
  Operating expenses                                           24.2%            24.3%
  Depreciation and amortization                                 6.0%             5.6%
  Pre-opening expenses                                          1.0%             6.6%
                                                        -------------   --------------
     Total costs and expenses                                  93.4%            99.7%
                                                        -------------   --------------

INCOME FROM UNIT-LEVEL OPERATIONS                               6.6%             0.3%
                                                        -------------   --------------

  General and administrative                                    9.6%            36.5%
  Provision for loss on restaurants to be disposed              0.0%            20.5%
                                                        -------------   --------------

LOSS FROM OPERATIONS                                           (3.0)%          (56.7%)

  Interest and other income, net                                0.0%             1.7%
                                                        -------------   --------------
Net Loss before Cumulative Effect of Change in
    Accounting Principle                                       (3.0)%          (55.0%)

  Cumulative effect of change in accounting                     0.0%            (1.6%)
principle
                                                        -------------   --------------

NET LOSS                                                       (3.0)%          (56.6%)
                                                        =============   ==============



REVENUE, NET
    Net revenue for the thirteen weeks ended April 4, 1999 was $10,388,000 compared to $7,734,000 for the same period in 1998, a 34% increase. The increase in net revenue is primarily due to the addition of six restaurants opened during the three quarters subsequent to March 29, 1998 ($3.2 million of the increase) and retail and other non-restaurant revenue ($272,000 of the increase), offset by a decline in revenue of restaurants open in all of both quarterly periods ($937,000). The Company has five restaurants in the Minneapolis/St. Paul market which have been open for more than eighteen months. The opening of eight additional units in the same market area within the past eighteen months has significantly affected each of these restaurants. The resulting redistribution of customer demand has resulted in reductions in same store sales of approximately 5% in the thirteen weeks ended April 4, 1999. This is an improvement in comparable store sales performance from last year's decline of approximately 17%. Management anticipates that revenue levels at our locations will improve as development efforts move outside of the Minneapolis/St. Paul market, and local store and media marketing programs become effective.

FOOD AND BEVERAGE COSTS

    Food and beverage costs for the thirteen weeks ended April 4, 1999 were $3,546,000 or 34.1% of net revenue, compared to $2,731,000 or 35.3% of net revenue for the same period in 1998. The decrease in food and beverage costs as a percent of net revenue was primarily due to improved purchasing economies, including contract pricing of certain pork items, partially offset by costs associated with increased sales of lower margin retail grocery items.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LABOR AND BENEFITS

    Labor and benefits for the thirteen weeks ended April 4, 1999 were $2,924,000 or 28.1% of net revenue, compared to $2,156,000 or 27.9% of net sales for the same period in 1998. Labor costs as a percent of net revenue are slightly higher in 1999 compared to 1998 due to the introduction of full table service in several restaurants that were formerly counter service, as well as a heightened emphasis on training and execution in company restaurants. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor. The migration toward full service dining in most of the Company's restaurants is part of management's strategy for increasing unit-level sales.

OPERATING EXPENSES

    Operating expenses as a percent of net revenue were virtually unchanged from 1998 to 1999. For the thirteen weeks ended April 4, 1999, operating costs were $2,516,000 or 24.2% of net revenue, compared to $1,886,000 or 24.3% of net revenue for the same period in 1998.

DEPRECIATION AND AMORTIZATION

    Unit-level depreciation and amortization for the thirteen weeks ended April 4, 1999 was $609,000 or 6.0% of net revenue compared to $436,000 or 5.6% of net revenue during the same period in 1998. The increase in unit-level depreciation and amortization results from higher construction costs associated with units operating in 1999 compared to those operating in fiscal 1998.

PRE-OPENING EXPENSES

   Pre-opening expenses were $103,000 or 1.0% of net revenue for the thirteen weeks ended April 4, 1999 compared to $510,000 or 6.6% of net revenue during the same period in 1998. Pre-opening expenses are charged to expense in the month that they are incurred. Prior to 1998, these expenses were expensed in the month the restaurant opened or in some cases, deferred and charged to expense over no longer than a twelve-month period following the opening of the unit. In the first quarter of fiscal 1998, we took a $120,000 one-time charge against earnings as a cumulative effect of a change in accounting principle to reflect this policy change. The first quarter 1999 expenses reflect the development of the Chicago Blues Club, which opened May 3, 1999, compared to the four units opened in the same period in 1998 with an additional seven units in initial development.

INCOME FROM UNIT-LEVEL OPERATIONS

    Income from unit-level operations totaled $690,000 or 6.6% of net revenue, for the thirteen weeks ended April 4, 1999, compared to $15,000 or 0.3 % of net revenue, in the corresponding period of 1998. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of revenue, from 1998 to 1999 is attributable to the increase in net revenue from additional units opened and the other changes in costs and expenses as discussed above.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the thirteen weeks ended April 4, 1999 were $1,002,000 or 9.6% of net revenue, compared to $2,820,000 or 36.5% of net revenue for the same period in 1998. The 1998 amount reflects $1,146,000 in severance and restructuring costs related to the reduction of the corporate infrastructure. Without these restructuring charges, the comparable general and administrative expenses would be $1,674,000 or 21.6% of net revenue. The reduction in general and administrative expenses as a percent of net revenue reflects increased sales and the adjustment of our corporate infrastructure to a reduced level which we believe is appropriate to support our current, more controlled plans for expansion.


LOSS FROM OPERATIONS

   Loss from operations totaled $312,000 or 3.0% of net revenue, for the thirteen weeks ended April 4, 1999 compared to a loss of $4,394,000, or 56.6% of net revenue, in the corresponding period in 1998. The first quarter 1998 amount reflects charges of approximately $2.7 million in expenses associated with a provision for disposition of two restaurants and severance and restructuring charges. Excluding these special provisions, the comparable loss would have been $1,659,000 or 21.5% of net sales. The reduction in losses incurred is primarily attributable to increased income from unit-level operations, the contribution from new units opened and significant reductions in the level of general and administrative expense.


INTEREST AND OTHER INCOME (EXPENSE), NET

   Interest and other income (expense), net, primarily represents interest income received from short-term investments offset by interest expense on capital lease obligations. Interest expense was $4,000 for the thirteen weeks ended April 4, 1999 and interest income was $135,000 for same period in 1998. The decrease in income from 1998 to 1999 was primarily due to the reduced level of short-term investments in 1998 and 1999.


NET LOSS /NET LOSS PER COMMON SHARE

   The net loss for the thirteen weeks ended April 4, 1999 was $316,000, or $.04 per share on 8,837,590 weighted average shares outstanding, compared to a net loss of $4,379,000, or $.50 per share on 8,761,074 weighted average shares outstanding, during the comparable period in 1998. The first quarter 1998 amount reflects charges of approximately $2.7 million in expenses associated with a provision for disposition of two restaurants and severance and restructuring charges. The decrease in net loss and net loss per share is attributable to increased income from unit-level operations from new units opened and a reduction in general and administrative expenses.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of April 4, 1999 we held cash and cash equivalents of approximately $2,117,000 compared to $1,951,000 as of January 3, 1999. The increase in cash and cash equivalents reflects the sale-leaseback financing deal that was completed in March 1999, offset by cash used for the purchase and/or development of property, equipment and leasehold improvements.

   At April 4, 1999 we were party to a credit agreement with a financial corporation which provides up to a $4.5 million line of credit (none outstanding at April 4, 1999). As of January 3, 1999, approximately $683,000 was outstanding and was repaid along with an additional $1.7 million of first quarter borrowing with proceeds from our sale-leaseback transaction. This facility is secured by substantially all of our property, and in addition is guaranteed by and secured by certain assets of our Chairman, David Anderson. The credit facility matures in April, 2000.

    On March 31, we completed a sale-leaseback transaction involving three of our existing units that provided net proceeds of approximately $4.4 million. Under this financing we are obligated to make monthly payments of $41,250 for a minimum period of twenty years. Approximately $2.4 million of the proceeds were used to pay down the existing bank line of credit and the remaining amount is available for working capital purposes and to complete the construction of the Chicago Blues Club.

    We anticipate that future development and expansion will be funded primarily through cash and short-term investments currently held, proceeds from the sale of additional equity and/or debt securities, and the proceeds from other forms of financing such as lease financing or other credit facilities. However, there can be no assurances that additional financing required for expansion will be available on terms acceptable or favorable to us.

SEASONALITY

    Our units typically generate higher revenues during the second and third quarters (which are summer months for our locations) than in the first and fourth quarters (which are winter months) as a result of our concentration of locations in Minnesota and Wisconsin market areas.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: competition in the casual dining restaurant market; continued market acceptance of our concept; availability and terms of additional financing: our ability to open additional restaurants in a timely manner; consumer spending trends and habits; weather conditions in the regions in which the we develop and operate restaurants; and laws and regulations affecting labor and employee benefit costs. For further information regarding these and other factors, see our Annual Report on Form 10-KSB for the fiscal year ended January 3, 1999.

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


                                      FAMOUS DAVE'S OF AMERICA, INC.


                                      /s/ Douglas S. Lanham
                                      ---------------------
                                      Douglas S. Lanham
                                      President, Chief Executive Officer
                                      and Chief Operating Officer



                                      /s/ Steven A. Sekely
                                      --------------------
                                      Steven A. Sekely
                                      Corporate Controller
                                      (Principal Accounting Officer)








Date:  May 12, 1999