Form 10QSB
period 1999-07-04
FAMOUS DAVE S OF AMERICA INC
filed 1999-08-18
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB




    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                   For the quarterly period ended July 4, 1999

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

    At August 16, 1999 there were 8,842,590 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                  Yes     No X
                                      ---   ---

                         FAMOUS DAVE'S OF AMERICA, INC.
                                Form 10-QSB Index
                                  July 4, 1999


                                                                                               Page Number
                                                                                               -----------
PART I      FINANCIAL INFORMATION

            Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -                                                 3
             July 4, 1999 and January 3, 1999

            Condensed Consolidated Statements of Operations -                                       4
              For the thirteen weeks ended July 4, 1999 and June 28, 1998 and for the twenty-six weeks ended July 4, 1999 and June 28, 1998

            Condensed Consolidated Statements of Cash Flows -                                       5
              For the twenty-six weeks ended July 4, 1999 and June 28, 1998

            Notes to Condensed Consolidated Financial Statements                                    6

            Item 2.   Management's Discussion and Analysis of                                       9
            Financial Condition and Results of Operations

PART II     OTHER INFORMATION

            Items 1, 4, 5 and 6.                                                                    14

            Signatures                                                                              15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JULY 4,                             JANUARY 3,
                                                                                 1999                                 1999
                                                                            --------------                       -------------
                                                                             (UNAUDITED)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $     717,000                         $  1,951,000
  Securities available-for-sale                                                 1,517,000                            1,624,000
  Inventories                                                                   1,081,000                              908,000
  Prepaids and other current assets                                               944,000                              824,000
                                                                            --------------                       -------------
     Total current assets                                                       4,259,000                            5,307,000

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                                           38,931,000                           35,576,000

OTHER ASSETS - DEPOSITS                                                           332,000                              286,000
                                                                            --------------                       -------------

                                                                            $  43,522,000                         $ 41,169,000
                                                                            ==============                       =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $   1,799,000                         $  4,173,000
  Current portion of capital lease obligations                                    410,000                              403,000
  Note payable                                                                  1,675,000                              683,000
  Other current liabilities                                                     1,841,000                            1,837,000
                                                                            --------------                       -------------
     Total current liabilities                                                  5,725,000                            7,096,000

NOTE PAYABLE - LONG TERM                                                        4,500,000                                    0

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                 828,000                            1,000,000
                                                                            --------------                       -------------
     Total liabilities                                                         11,053,000                            8,096,000
                                                                            --------------                       -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    8,842,590 and 8,837,590 shares issued and outstanding                          88,000                               88,000
  Additional paid-in capital                                                   42,726,000                           42,721,000
  Accumulated deficit                                                         (10,345,000)                          (9,736,000)
                                                                            --------------                       -------------
     Total shareholders' equity                                                32,469,000                           33,073,000
                                                                            --------------                       -------------
                                                                            $  43,522,000                         $ 41,169,000
                                                                            ==============                       =============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                             ----------------------------   -----------------------------
                                                JULY 4,        JUNE 28,         JULY 4,         JUNE 28,
                                                 1999            1998            1999             1998
                                             ------------    ------------   -------------    ------------
                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)



REVENUES, NET                                $ 12,631,000    $ 10,925,000    $ 23,019,000    $ 18,659,000
                                             ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Food and beverage costs                       4,398,000       3,955,000       7,944,000       6,687,000
  Labor and benefits                            3,547,000       2,909,000       6,471,000       5,065,000
  Operating expenses                            2,883,000       2,149,000       5,399,000       4,035,000
  Depreciation and amortization                   693,000         557,000       1,302,000         994,000
  Pre-opening expenses                            338,000         399,000         442,000         909,000
  General and administrative                    1,031,000       1,324,000       2,033,000       4,144,000
  Reserve for loss on closed sites                      0               0               0       1,589,000
                                             ------------    ------------    ------------    ------------
     Total costs and expenses                  12,890,000      11,293,000      23,591,000      23,423,000
                                             ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                             (259,000)       (368,000)       (572,000)     (4,764,000)

  Interest and other income (expense), net        (33,000)         58,000         (37,000)        194,000
                                             ------------    ------------    ------------    ------------

NET LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                   (292,000)       (310,000)       (609,000)     (4,570,000)
                                             ------------    ------------    ------------    ------------

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                    0               0               0        (120,000)
                                             ------------    ------------    ------------    ------------

NET LOSS                                     $   (292,000)   $   (310,000)   $   (609,000)   $ (4,690,000)
                                             ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER COMMON
SHARE BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE               $      (0.03)   $      (0.04)   $      (0.07)   $      (0.52)
                                             ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                                 $      (0.03)   $      (0.04)   $      (0.07)   $      (0.53)
                                             ============    ============    ============    ============


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                  8,838,524       8,827,590       8,838,057       8,794,332
                                             ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            TWENTY-SIX WEEKS ENDED
                                                               --------------------------------------------------
                                                                      JULY 4,                    JUNE 28,
                                                                       1999                        1998
                                                               -----------------------   ------------------------
                                                                    (UNAUDITED)                (UNAUDITED)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                       $             (609,000)   $            (4,690,000)
Adjustments to reconcile net loss to
cash flows from operating activities:
  Depreciation and amortization                                             1,460,000                  1,175,000
  Reserve for loss on closed sites                                            (57,000)                 1,589,000
  Write-off of certain other non-operating assets                                   0                    679,000
  Changes in working capital items -
      Inventories                                                            (173,000)                  (225,000)
      Prepaids and other current assets                                      (120,000)                    64,000
      Other assets - deposits                                                 (46,000)                  (152,000)
      Accounts payable                                                     (2,374,000)                (2,244,000)
      Other current liabilities                                                 4,000                   (103,000)
                                                               -----------------------   ------------------------
         Cash flows from operating activities                              (1,915,000)                (3,907,000)
                                                               -----------------------   ------------------------

CASH FLOWS FROM
   INVESTING ACTIVITIES:
Purchase of available-for-sale securities                                     (17,000)                (9,053,000)
Proceeds from available-for-sale securities                                   124,000                 16,386,000
Purchase of property, equipment
  and leasehold improvements                                               (4,758,000)                (7,995,000)
                                                               -----------------------   ------------------------
         Cash flows from investing activities                              (4,651,000)                  (662,000)
                                                               -----------------------   ------------------------

CASH FLOWS FROM
   FINANCING ACTIVITIES:
Payments on capital lease obligations                                        (165,000)                  (175,000)
Proceeds from exercise of stock options                                         5,000                    784,000
Advances on notes payable                                                   7,775,000                          0
Payments on note payable                                                   (2,283,000)                         0
                                                               -----------------------   ------------------------
         Cash flows from financing activities                               5,332,000                    609,000
                                                               -----------------------   ------------------------

DECREASE IN CASH
  AND CASH EQUIVALENTS                                                     (1,234,000)                (3,960,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                       1,951,000                  7,984,000
                                                               -----------------------   ------------------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                               $              717,000    $             4,024,000
                                                               =======================   ========================


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 4, 1999
                                   (UNAUDITED)

(1)   GENERAL

Famous Dave's of America, Inc. ("Famous Dave's") currently operates twenty-three restaurants under the name "Famous Dave's" in the Midwestern region of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "shack", or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of July 4, 1999 we operated twenty-three restaurants with one additional unit in development, a lodge in Lincoln, Nebraska. As of June 28, 1998 we operated nineteen restaurants, with an additional four units in development.

(2)   BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared by us following the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed financial statements be read in conjunction with our most recent audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended January 3, 1999. In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and twenty-six week periods ended July 4, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000.

Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation with no impact on previously reported net loss or shareholders' equity.



(3)   INCOME (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the quarter. Diluted EPS is computed by dividing net income(loss) by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted EPS because their inclusion would be anti-dilutive. Anti-dilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic EPS in subsequent years.

(4) INCOME FROM FRANCHISEES

    In 1998, we entered into a franchise agreement with two former employees. This agreement provides that in exchange for the payment of certain fees, the franchisee may open up to three units under the Famous Dave's brand, along with receiving other benefits. The revenue generated by this arrangement is not recognized until the franchised restaurant is open and the Company has provided all services. At July 4, 1999, there was one unit open under this franchise agreement.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 4, 1999
                                   (UNAUDITED)


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

(9) INCOME TAXES

    The Company was an S Corporation through March 3, 1996. Accordingly, losses incurred through March 3, 1996 have been recognized by the Company's founding shareholder. From March 4, 1996 through January 3, 1999, we generated a net operating loss of approximately $9,736,000 which, if not used, will begin to expire in 2011. During the twenty-six weeks ended July 4, 1999, an additional net operating loss of approximately $609,000 was generated which, if not used, will expire in 2014. Future changes in ownership may place limitations on the use of these net operating loss carry-forwards. We have recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefit.

(10) NOTE PAYABLE

On March 31, 1999 we completed a sale-leaseback transaction involving three of our existing units that provided net proceeds of approximately $4.4 million. Under this financing we are obligated to make monthly payments of $41,250 for a minimum of twenty years.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 4, 1999
                                   (UNAUDITED)


(11) COMMITMENTS AND CONTINGENCIES

Construction and development contracts

   In conjunction with our expansion activity, we enter into fixed price construction contracts from time to time. At July 4, 1999, we had a commitment outstanding under one contract for construction of a Blues Club in Chicago. As of July 4, 1999, the balance remaining to be paid under this contract was approximately $225,000.

   We have entered into a contract with a national real estate services firm to provide real estate development and construction management services for the development of a minimum of six restaurants in the future. The estimated remaining commitment under this contract was $87,000 at July 4, 1999.

Other

   At July 4, 1999, we had an irrevocable letter of credit outstanding for a total of $1,500,000 expiring September 1999 related to the Blues Club under construction in Chicago. This letter of credit is fully secured by a certificate of deposit.

ITEM 2.
                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The business of Famous Dave's of America, Inc. is to develop, own and operate casual dining restaurants under the name "Famous Dave's." As of July 4, 1999 we owned and operated twenty-three restaurants: fourteen in Minnesota, four in Wisconsin, three in Iowa and two in Illinois. In addition, there was one restaurant operating in Minnesota under a franchise agreement.

    Famous Dave's was formed in March 1994 and we opened our first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. We currently operate three lodge restaurants featuring barbecue entrees, a rustic Northwoods decor and big band music. In addition, we operate seventeen nostalgic roadhouse barbecue shacks of which ten have been opened as, or converted to, a full service format that resembles the Lodge concept. We also operate two Blues Clubs (featuring authentic Chicago Blues Club decor and live music seven nights a week) and a Take-Out and Catering facility. All of the our restaurants feature similar menu items, consistent preparation methods and uniform kitchen layouts.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our overall operating results expressed as a percentage of net revenue were as follows:

                                                         THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                        July 4,      June 28,        July 4,       June 28,
                                                          1999         1998           1999           1998
                                                       (unaudited)   (unaudited)    (unaudited)    (unaudited)
                                                      ------------- -------------  ------------  ---------------
                                                         100.0%        100.0%        100.0%          100.0%
                                                      ------------- -------------  ------------  ---------------

REVENUES, NET
UNIT-LEVEL COSTS AND EXPENSES:

  Food and beverage costs                                34.8%         36.2%          34.5%          35.8%
  Labor and benefits                                     28.1%         26.6%          28.1%          27.1%
  Operating expenses                                     22.8%         19.6%          23.5%          21.7%
  Depreciation and amortization                           5.5%          5.1%           5.7%           5.3%
  Pre-opening expenses                                    2.7%          3.7%           1.9%           4.9%
                                                      ------------- -------------  ------------  ---------------
     Total costs and expenses                            93.9%         91.2%          93.7%          94.8%
                                                      ------------- -------------  ------------  ---------------

INCOME FROM UNIT-LEVEL OPERATIONS                         6.1%          8.8%          6.3%            5.2%

  General and administrative                              8.2%         12.1%          8.8%           22.2%
  Provision for loss on restaurants to be disposed        0.0%          0.0%          0.0%            8.5%
                                                      ------------- -------------  ------------  ---------------

LOSS FROM OPERATIONS                                     (2.1%)        (3.3%)        (2.5%)         (25.5%)

  Interest and other income, net                         (0.2%)         0.5%         (0.2%)           1.0%
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                 (2.3%)        (2.8%)        (2.7%)         (24.5%)
                                                      ------------- -------------  ------------  ---------------

  Cumulative effect of change in accounting
principle                                                 0.0%          0.0%          0.0%           (0.6%)
                                                      ------------- -------------  ------------  ---------------

NET LOSS                                                 (2.3%)        (2.8%)        (2.7%)         (25.1%)
                                                      ------------- -------------  ------------  ---------------


REVENUE, NET
    Net revenue for the thirteen weeks ended July 4, 1999 was $12,631,000 compared to $10,925,000 for the same period in 1998, a 16% increase. The increase in net revenue is primarily due to the addition of four restaurants opened during the four quarters subsequent to June 28, 1998, an increase in retail and other non-restaurant revenue, and an increase in same store sales. For the twenty-six weeks ended July 4, 1999 net revenue was $23,019,000, an increase of 23% over the same period in 1998 of $18,659,000. The Company has eight restaurants that have been open for more than eighteen months. Strong marketing efforts have resulted in an increase in same store sales of approximately 3% in the thirteen weeks ended July 4, 1999. This is the first increase in same store sales in the history of our company and is an improvement in comparable store sales performance from last year's decline of approximately 17%.

FOOD AND BEVERAGE COSTS

    Food and beverage costs for the thirteen weeks ended July 4, 1999 were $4,398,000 or 34.8% of net revenue, compared to $3,955,000 or 36.2% of net revenue for the same period in 1998. For the twenty-six weeks ended July 4, 1999, food and beverage costs were $7,944,000 or 34.5%, compared to $6,687,000 or 35.8% for the same period ended June 28, 1998. The decrease in food and beverage costs as a percent of net revenue was primarily due to increased revenue and improved purchasing economies, including contract pricing of certain pork items.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LABOR AND BENEFITS

    Labor and benefits for the thirteen weeks ended July 4, 1999 were $3,547,000 or 28.1% of net revenue, compared to $2,909,000 or 26.6% of net revenue for the same period in 1998. For the twenty-six weeks ended July 4, 1999 labor and benefits were $6,471,000 or 28.1% compared to $5,065,000 or 27.1% of net revenue for the same period ended June 28, 1998. Labor costs as a percent of net revenue are higher in 1999 compared to 1998 due to the introduction of full table service in several restaurants that were formerly counter service, as well as a heightened emphasis on training and execution in company restaurants. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor. The migration toward full service dining in most of the Company's restaurants is part of management's strategy for increasing unit-level sales.

OPERATING EXPENSES

    For the thirteen weeks ended July 4, 1999, operating costs were $2,883,000 or 22.8% of net revenue, compared to $2,149,000 or 19.6% of net revenue for the same period in 1998. For the twenty-six weeks ended July 4, 1999, operating costs were $5,399,000 or 23.5% of net revenue compared to $4,035,000 or 21.7% for the same period ended June 28, 1998. The increase in operating expense is due to increases in repair and maintenance costs, rent, real estate taxes and entertainment costs.

DEPRECIATION AND AMORTIZATION

    Unit-level depreciation and amortization for the thirteen weeks ended July 4, 1999 was $693,000 or 5.5% of net revenue compared to $557,000 or 5.1% of net revenue during the same period in 1998. For the twenty-six weeks ended July 4, 1999, depreciation and amortization costs were $1,302,000 or 5.7% of net revenue compared to $994,000 or 5.3% for the same period ended June 28, 1998. The increase in unit-level depreciation and amortization results from higher construction costs associated with units operating in 1999 compared to those operating in fiscal 1998.

PRE-OPENING EXPENSES

   Pre-opening expenses were $338,000 or 2.7% of net revenue for the thirteen weeks ended July 4, 1999 compared to $399,000 or 3.7% of net revenue during the same period in 1998. For the twenty-six weeks ended July 4, 1999 pre-opening expenses were $442,000 or 1.9% of net revenue compared to $909,000 or 4.9% for the same period in 1998. Pre-opening expenses are charged to expense in the month that they are incurred. Prior to 1998, these expenses were expensed in the month the restaurant opened or in some cases, deferred and charged to expense over no longer than a twelve-month period following the opening of the unit. In the first quarter of fiscal 1998, we took a $120,000 one-time charge against earnings as a cumulative effect of a change in accounting principle to reflect this policy change. The 1999 expenses reflect the development of the Chicago Blues Club, which opened May 3, 1999, compared to the seven units opened in the same period in 1998 with an additional four units in initial development.

INCOME FROM UNIT-LEVEL OPERATIONS

    Income from unit-level operations totaled $772,000 or 6.1% of net revenue, for the thirteen weeks ended July 4, 1999, compared to $956,000 or 8.8 % of net revenue, in the corresponding period of 1998. For the twenty-six weeks ended July 4, 1999 income from unit-level operations was $1,461,000 or 6.3% of net revenue compared to $969,000 or 5.2% for the same period ended June 28, 1998. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of revenue, from 1998 to 1999 is attributable to the increase in net revenue from new units and retail and other non-restaurant revenue and the other changes in costs and expenses as discussed above.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the thirteen weeks ended July 4, 1999 were $1,031,000 or 8.2% of net revenue, compared to $1,324,000 or 12.1% of net revenue for the same period in 1998. For the twenty-six weeks ended July 4, 1999, general and administrative expenses were $2,033,000 or 8.8% of net revenue compared to $4,144,000 or 22.2% for the same period in 1998. The 1998 amount reflects $1,146,000 in severance and restructuring costs related to the reduction of the corporate infrastructure taken in the first quarter. The reduction in general and administrative expenses both in amount and as a percent of net revenue reflects increased sales and the adjustment of our corporate infrastructure to a reduced level which we believe is appropriate to support our current, more controlled plans for expansion.


LOSS FROM OPERATIONS

   Loss from operations totaled $259,000 or 2.1% of net revenue, for the thirteen weeks ended July 4, 1999 compared to a loss of $368,000 or 3.3% of net revenue, in the corresponding period in 1998. For the twenty-six weeks ended July 4, 1999 the loss from operations was $572,000 or 2.5% compared to $4,764,000 or 25.5% for the twenty-six weeks ended June 28, 1998. The 1998 amount reflects charges of approximately $2.7 million in expenses associated with a provision for disposition of two restaurants and severance and restructuring charges which were taken in the first quarter of 1998. The reduction in losses incurred is primarily attributable to increased income from retail and other non-restaurant operations and significant reductions in the level of general and administrative expense.


INTEREST AND OTHER INCOME (EXPENSE), NET

   Interest and other income (expense), net, primarily represents interest income received from short-term investments offset by interest expense on capital lease obligations and notes payable. Interest expense was $33,000 or 0.2% for the thirteen weeks ended July 4, 1999 compared to interest income of $58,000 or 0.5% for same period in 1998. For the twenty-six weeks ended July 4, 1999 interest expense was $37,000 or 0.2% of net revenue compared to interest income of $194,000 for the same period in 1998. The decrease in income from 1998 to 1999 was primarily due to the reduced level of short-term investments in 1999 and an increase in interest expense on notes payable.


NET LOSS/NET LOSS PER COMMON SHARE

   The net loss for the thirteen weeks ended July 4, 1999 was $292,000, or $.03 per share on 8,838,524 weighted average shares outstanding, compared to a net loss of $310,000, or $.04 per share on 8,827,590 weighted average shares outstanding, during the comparable period in 1998. The net loss for the twenty-six weeks ended July 4, 1999 was $609,000 or $.07 on 8,838,057 weighted average shares outstanding compared to a loss of $4,690,000 or $.53 on 8,794,332 weighted average shares outstanding for the same period in 1998. The 1998 amount reflects charges of approximately $2.7 million in expenses associated with a provision for disposition of two restaurants and severance and restructuring charges taken in the first quarter of 1998. The decrease in net loss and net loss per share is attributable to increased income from retail and other non-restaurant operations and a reduction in general and administrative expenses.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of July 4, 1999 we held cash and cash equivalents of approximately $717,000 compared to $1,951,000 as of January 3, 1999. The decrease in cash and cash equivalents reflects the use of cash for the purchase and/or development of property, equipment and leasehold improvements.

   At July 4, 1999 we were party to a credit agreement with a financial corporation which provides up to a $4.5 million line of credit of which $1,675,000 is outstanding. This facility is secured by substantially all of our property, and in addition is guaranteed by and secured by certain assets of our Chairman, David Anderson. The credit facility matures in April, 2000.

    On March 31, 1999 we completed a sale-leaseback transaction involving three of our existing units that provided net proceeds of approximately $4.4 million. Under this financing we are obligated to make monthly payments of $41,250 for a minimum period of twenty years. Approximately $2.4 million of the proceeds were used to pay down the existing bank line of credit and the remaining amount was used to complete the construction of the Chicago Blues Club.

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

Item 4. Submission of Matters to a Vote of Security Holders

         (a) On June 17, 1999, the Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held.

         (b) At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected with the following vote:


                                                       Shares Voted "For"            Shares Voted "Withheld"
                                                ---------------------------------- -----------------------------
       David W. Anderson                                 7,989,968                         62,099
       Thomas J. Brosig                                  7,985,940                         67,024
       Douglas S. Lanham                                 7,985,841                         68,249
       Richard L. Monford                                7,990,240                         61,824
       Martin J. O'Dowd                                  7,985,240                         66,824


         (c) The Shareholders approved an amendment to the Company's 1995 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 950,000 shares to 1,250,000 shares. 7,406,359 votes were cast in favor of the amendment; 274,695 votes opposed and 371,010 votes abstained.




Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

        10.1  Consulting Agreement dated August 1, 1999 by and between Douglas
              S. Lanham and the Company

        10.2 Employment Agreement dated July 1, 1999 by and between the Company and Martin J. O'Dowd

        27    Financial Data Schedule

         (b)      Reports on Form 8-K
         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FAMOUS DAVE'S OF AMERICA, INC.


                                       /s/ Martin J. O'Dowd
                                       --------------------
                                       Martin J. O'Dowd
                                       President and Chief Executive Officer



                                       /s/ Steven A. Sekely
                                       --------------------
                                       Steven A. Sekely
                                       Corporate Controller
                                       (Principal Accounting Officer)








Date:  August 18, 1999