Form 10QSB
period 1999-10-03
FAMOUS DAVE S OF AMERICA INC
filed 1999-11-10
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 3, 1999

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

      At November 9, 1999 there were 8,843,750 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                  Yes      No  X
                                      ----    ----

                         FAMOUS DAVE'S OF AMERICA, INC.
                                Form 10-QSB Index
                                 October 3, 1999

                                                                                           Page Number
                                                                                           -----------
PART I        FINANCIAL INFORMATION

              Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -                                           3
               October 3, 1999 and January 3, 1999

              Condensed Consolidated Statements of Operations -                                 4
                For the thirteen weeks ended October 3, 1999 and
               September 27, 1998 and for the thirty-nine weeks
               ended October 3, 1999 and September 27, 1998

              Condensed Consolidated Statements of Cash Flows -                                 5
                For the thirty-nine weeks ended October 3, 1999 and September 27, 1998

              Notes to Condensed Consolidated Financial Statements                              6

              Item 2.   Management's Discussion and Analysis of                                 8
               Financial Condition and Results of Operations

PART II       OTHER INFORMATION

              Items 1, 5 and 6.                                                                13

              Signatures                                                                       14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   OCTOBER 3,            JANUARY 3,
                                                                                     1999                   1999
                                                                                -----------------    ---------------
                                                                                  (UNAUDITED)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $         937,000    $     1,951,000
  Securities available-for-sale                                                                 0          1,624,000
  Inventories                                                                           1,156,000            908,000
  Prepaids and other current assets                                                       952,000            824,000
                                                                                -----------------    ---------------
     Total current assets                                                               3,045,000          5,307,000

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                                                   39,248,000         35,576,000

OTHER ASSETS - DEPOSITS                                                                   301,000            286,000
                                                                                -----------------    ---------------
                                                                                $      42,594,000    $    41,169,000
                                                                                =================    ===============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $       1,304,000    $     4,173,000
  Current portion of capital lease obligations                                            445,000            403,000
  Note payable                                                                          1,125,000            683,000
  Other current liabilities                                                             1,924,000          1,837,000
                                                                                -----------------    ---------------
     Total current liabilities                                                          4,798,000          7,096,000

NOTE PAYABLE - LONG TERM                                                                4,500,000                  0

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
   PORTION                                                                                688,000          1,000,000
                                                                                -----------------    ---------------
     Total liabilities                                                                  9,986,000          8,096,000
                                                                                -----------------    ---------------
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    8,843,750 and 8,837,590 shares issued and outstanding                                  88,000             88,000
  Additional paid-in capital                                                           42,728,000         42,721,000
  Accumulated deficit                                                                 (10,208,000)        (9,736,000)
                                                                                -----------------    ---------------
     Total shareholders' equity                                                        32,608,000         33,073,000
                                                                                -----------------    ---------------
                                                                                $      42,594,000    $    41,169,000
                                                                                =================    ===============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                        ---------------------------------   ----------------------------------
                                                          OCTOBER 3,        SEPTEMBER 27,     OCTOBER 3,         SEPTEMBER 27,
                                                            1999                1998             1999                1998
                                                        -------------      --------------   --------------       ------------
                                                          (UNAUDITED)        (UNAUDITED)      (UNAUDITED)         (UNAUDITED)
REVENUES, NET                                             $12,693,000        $ 10,916,000      $35,712,000        $29,575,000
                                                        -------------      --------------   --------------       ------------

COSTS AND EXPENSES:
  Food and beverage costs                                   4,123,000           3,876,000       12,067,000         10,563,000
  Labor and benefits                                        3,451,000           2,843,000        9,922,000          7,909,000
  Operating expenses                                        3,043,000           2,227,000        8,442,000          6,262,000
  Depreciation and amortization                               725,000             526,000        2,027,000          1,519,000
  Pre-opening expenses                                         13,000             173,000          455,000          1,081,000
  General and administrative                                1,024,000           1,170,000        3,057,000          5,314,000
  Reserve for loss on closed sites                                  0                   0                0          1,589,000
                                                        -------------      --------------   --------------       ------------
     Total costs and expenses                              12,379,000          10,815,000       35,970,000         34,237,000
                                                        -------------      --------------   --------------       ------------

INCOME (LOSS) FROM OPERATIONS                                 314,000             101,000         (258,000)        (4,662,000)

  Interest and other income (expense), net                   (177,000)             33,000         (214,000)           226,000
                                                        -------------      --------------   --------------       ------------

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      137,000             134,000         (472,000)        (4,436,000)
                                                        -------------      --------------   --------------       ------------

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                0                   0                0           (120,000)
                                                        -------------      --------------   --------------       ------------

NET INCOME (LOSS)                                           $ 137,000           $ 134,000       $ (472,000)       $(4,556,000)
                                                        =============      ==============   ==============       ============

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                              $ 0.02              $ 0.02          $ (0.05)           $ (0.50)
                                                        =============      ==============   ==============       ============

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE                                                   $ 0.02              $ 0.02          $ (0.05)           $ (0.52)
                                                        =============      ==============   ==============       ============


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                              8,842,972           8,827,590        8,839,695          8,805,418
                                                        =============      ==============   ==============       ============







     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THIRTY-NINE WEEKS ENDED
                                                       --------------------------------------
                                                          OCTOBER 3,          SEPTEMBER 27,
                                                            1999                 1998
                                                       ----------------    ------------------
                                                          (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                               $      (472,000)   $      (4,556,000)
Adjustments to reconcile net loss to
cash flows from operating activities:
  Depreciation and amortization                              2,266,000            1,791,000
  Reserve for loss on closed sites                             (81,000)           1,589,000
  Write-off of certain other non-operating assets                    0              492,000
  Changes in working capital items -
      Inventories                                             (248,000)            (303,000)
      Prepaids and other current assets                       (128,000)             125,000
      Other assets - deposits                                  (15,000)             (48,000)
      Accounts payable                                      (2,869,000)          (3,196,000)
      Other current liabilities                                 87,000               (2,000)
                                                       ----------------   ------------------
         Cash flows from operating activities               (1,460,000)          (4,108,000)
                                                       ----------------   ------------------

CASH FLOWS FROM
   INVESTING ACTIVITIES:
Purchase of available-for-sale securities                      (24,000)          (9,053,000)
Proceeds from available-for-sale securities                  1,648,000           17,381,000
Purchase of property, equipment
  and leasehold improvements                                (5,857,000)         (10,152,000)
                                                       ----------------   ------------------
         Cash flows from investing activities               (4,233,000)          (1,824,000)
                                                       ----------------   ------------------

CASH FLOWS FROM
   FINANCING ACTIVITIES:
Payments on capital lease obligations                         (270,000)            (262,000)
Proceeds from exercise of stock options                          7,000              783,000
Advances on notes payable                                    8,225,000                    0
Payments on note payable                                    (3,283,000)                   0
                                                       ----------------   ------------------
         Cash flows from financing activities                4,679,000              521,000
                                                       ----------------   ------------------

DECREASE IN CASH
  AND CASH EQUIVALENTS                                      (1,014,000)          (5,411,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                        1,951,000            7,984,000
                                                       ----------------   ------------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                       $       937,000    $       2,573,000
                                                       ================   ==================

     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 3, 1999
                                   (UNAUDITED)


(1)  GENERAL

Famous Dave's of America, Inc. ("Famous Dave's") currently operates twenty-three restaurants under the name "Famous Dave's" in the Midwestern region of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "shack", or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of October 3, 1999 we operated twenty-three restaurants with one additional unit in development, a lodge in Lincoln, Nebraska. As of September 27, 1998 we operated twenty restaurants, with an additional three units in development.

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by us following the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended January 3, 1999. In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen and thirty-nine week periods ended October 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000.

Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation with no impact on previously reported net loss or shareholders' equity.

(3)  INCOME (LOSS) PER COMMON SHARE

     Basic earnings (loss) per share (EPS) is computed by dividing net income(loss) by the weighted average number of common shares outstanding during the quarter. Diluted EPS is computed by dividing net income(loss) by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted EPS because their inclusion would be anti-dilutive. Anti-dilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic EPS in subsequent years.

(4)  INCOME FROM FRANCHISEES

     In 1998, we entered into a franchise agreement with two former employees. This agreement provides that in exchange for the payment of certain fees, the franchisee may open up to three units under the Famous Dave's brand, along with receiving other benefits. The revenue generated by this arrangement is not recognized until the franchised restaurant is open and the Company has provided all services. At October 3, 1999, there was one unit open under this franchise agreement.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 OCTOBER 3, 1999
                                   (UNAUDITED)


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

(7)  PROVISION FOR LOSS ON RESTAURANTS TO BE DISPOSED

     In March 1998, we implemented a plan to close two restaurants. As part of this plan, we recorded a provision of $1,589,000 to reduce the carrying value of the assets related to these restaurants to their estimated net realizable value.

(8)  RELATED PARTY TRANSACTIONS

     S&D LAND HOLDINGS, INC. - We lease the real estate for four of our units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding shareholder.

(9)  INCOME TAXES

     The Company was an S Corporation through March 3, 1996. Accordingly, losses incurred through March 3, 1996 have been recognized by the Company's founding shareholder. From March 4, 1996 through January 3, 1999, we generated a net operating loss of approximately $9,736,000 which, if not used, will begin to expire in 2011. During the thirty-nine weeks ended October 3, 1999, an additional net operating loss of approximately $472,000 was generated which, if not used, will expire in 2009. Future changes in ownership may place limitations on the use of these net operating loss carry-forwards. We have recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefit.

(10) NOTE PAYABLE

On March 31, 1999 we completed a sale-leaseback transaction involving three of our existing units that provided net proceeds of approximately $4.4 million. Under this financing we are obligated to make monthly payments of $41,250 for a minimum of twenty years.


(11) COMMITMENTS AND CONTINGENCIES

Construction and development contracts

     In conjunction with our expansion activity, we enter into fixed price construction contracts from time to time. At October 3, 1999, we had a commitment outstanding under one contract for construction of a lodge in Lincoln, Nebraska. As of October 3, 1999, the balance remaining to be paid under this contract was approximately $1,000,000.

ITEM 2.
                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The business of Famous Dave's of America, Inc. is to develop, own and operate casual dining restaurants under the name "Famous Dave's." As of October 3, 1999 we owned and operated twenty-three restaurants: fourteen in Minnesota, four in Wisconsin, three in Iowa and two in Illinois. In addition, there was one restaurant operating in Minnesota under a franchise agreement.

     Famous Dave's was formed in March 1994 and we opened our first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. We currently operate three lodge restaurants featuring barbecue entrees, a rustic Northwoods decor and big band music. In addition, we operate seventeen nostalgic roadhouse barbecue shacks of which ten have been opened as, or converted to, a full service format that resembles the Lodge concept. We also operate two Blues Clubs (featuring authentic Chicago Blues Club decor and live music seven nights a week) and a Take-Out and Catering facility. All of our restaurants feature similar menu items, consistent preparation methods and uniform kitchen layouts.

     Future revenues and profits, if any, will depend upon various factors, including continued market acceptance of the Famous Dave's concept, the quality of our restaurant operations, our ability to successfully expand into new markets, our ability to raise additional financing as needed and general economic conditions. There can be no assurance that we will successfully implement our expansion plans, in which case we will continue to be dependent on the revenues from existing operations. We also face all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of an expanding business. Furthermore, to the extent that our expansion strategy is successful, we must manage the transition to multiple-site and higher-volume operations, the control of overhead expenses and the addition of necessary personnel.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our overall operating results expressed as a percentage of net revenue were as follows:

                                                        THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                       October 3,    September     October 3,    September 27,
                                                          1999        27, 1998        1999            1998
                                                      (unaudited)   (unaudited)    (unaudited)    (unaudited)
                                                      -----------   -----------    -----------   -------------
REVENUES, NET                                           100.0%        100.0%         100.0%         100.0%
                                                      -----------   -----------    -----------   -------------

UNIT-LEVEL COSTS AND EXPENSES:

  Food and beverage costs                                32.5%         35.5%          33.8%          35.7%
  Labor and benefits                                     27.2%         26.0%          27.8%          26.7%
  Operating expenses                                     24.0%         20.4%          23.6%          21.2%
  Depreciation and amortization                           5.7%          4.8%           5.7%           5.1%
  Pre-opening expenses                                    0.1%          1.6%           1.3%           3.7%
                                                      -----------   -----------    -----------   -------------
     Total costs and expenses                            89.5%         88.4%          92.2%          92.4%
                                                      -----------   -----------    -----------   -------------

INCOME FROM UNIT-LEVEL OPERATIONS                        10.5%         11.6%           7.8%           7.6%

  General and administrative                              8.1%         10.7%           8.6%          18.0%
  Reserve for loss on closed sites                        0.0%          0.0%           0.0%           5.4%
                                                      -----------   -----------    -----------   -------------

INCOME (LOSS) FROM OPERATIONS                             2.5%          0.9%          (0.7%)        (15.8%)

  Interest and other income, net                         (1.4%)         0.3%          (0.6%)          0.8%

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                            1.1%          1.2%          (1.3%)        (15.0%)
                                                      -----------   -----------    -----------   -------------

  Cumulative effect of change in accounting
principle                                                 0.0%          0.0%           0.0%          (0.4%)
                                                      -----------   -----------    -----------   -------------

NET INCOME (LOSS)                                         1.1%          1.2%          (1.3%)        (15.4%)
                                                      -----------   -----------    -----------   -------------


REVENUE, NET
     Net revenue for the thirteen weeks ended October 3, 1999 was $12,693,000 compared to $10,916,000 for the same period in 1998, a 16.3% increase. The increase in net revenue is primarily due to the addition of three restaurants opened during the four quarters subsequent to September 27, 1998, an increase in retail revenue, and an increase in same store sales. For the thirty-nine weeks ended October 3, 1999 net revenue was $35,712,000, an increase of 20.8% over the same period in 1998 of $29,575,000. The Company has thirteen restaurants that have been open for more than eighteen months and these restaurants reported increases in same store sales of approximately 2.1% in the thirteen weeks ended October 3, 1999. This is the second consecutive quarter of comparable store sales increases for our company and is an improvement in comparable store sales performance from last year's decline of approximately 17%.

FOOD AND BEVERAGE COSTS

     Food and beverage costs for the thirteen weeks ended October 3, 1999 were $4,123,000 or 32.5% of net revenue, compared to $3,876,000 or 35.5% of net revenue for the same period in 1998. For the thirty-nine weeks ended October 3, 1999, food and beverage costs were $12,067,000 or 33.8%, compared to $10,563,000 or 35.7% for the same period ended September 27, 1998. The decrease in food and beverage costs as a percent of net revenue was primarily due to increased revenue and improved purchasing economies, including contract pricing of certain pork items.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LABOR AND BENEFITS

     Labor and benefits for the thirteen weeks ended October 3, 1999 were $3,451,000 or 27.2% of net revenue, compared to $2,843,000 or 26.0% of net revenue for the same period in 1998. For the thirty-nine weeks ended October 3, 1999 labor and benefits were $9,922,000 or 27.8% compared to $7,909,000 or 26.7% of net revenue for the same period ended September 27, 1998. Labor costs as a percent of net revenue are higher in 1999 compared to 1998 due to the introduction of full table service in several restaurants that were formerly counter service, as well as a heightened emphasis on training and execution in company restaurants. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor. The migration toward full service dining in most of the Company's restaurants is part of management's strategy for increasing unit-level sales.

OPERATING EXPENSES

     For the thirteen weeks ended October 3, 1999, operating costs were $3,043,000 or 24.0% of net revenue, compared to $2,227,000 or 20.4% of net revenue for the same period in 1998. For the thirty-nine weeks ended October 3, 1999, operating costs were $8,442,000 or 23.6% of net revenue compared to $6,262,000 or 21.2% for the same period ended September 27, 1998. The increase in operating expense is due to increases in repair and maintenance costs, higher rent and advertising expenses and entertainment costs at our Chicago Blues Club location. Operation of the Chicago Blues Club facility during the third quarter of fiscal 1999 resulted in losses and thus higher operating expense ratios than for the comparable quarter of fiscal 1998.

DEPRECIATION AND AMORTIZATION

     Unit-level depreciation and amortization for the thirteen weeks ended October 3, 1999 was $725,000 or 5.7% of net revenue compared to $526,000 or 4.8% of net revenue during the same period in 1998. For the thirty-nine weeks ended October 3, 1999, depreciation and amortization costs were $2,027,000 or 5.7% of net revenue compared to $1,519,000 or 5.1% for the same period ended September 27, 1998. The increase in unit-level depreciation and amortization results from higher construction costs associated with units operating in 1999 and the opening of the Chicago Blues Club compared to those operating in fiscal 1998.

PRE-OPENING EXPENSES

     Pre-opening expenses were $13,000 or 0.1% of net revenue for the thirteen weeks ended October 3, 1999 compared to $173,000 or 1.6% of net revenue during the same period in 1998. For the thirty-nine weeks ended October 3, 1999 pre-opening expenses were $455,000 or 1.3% of net revenue compared to $1,081,000 or 3.7% for the same period in 1998. Pre-opening expenses are charged to expense in the month that they are incurred. Prior to 1998, these expenses were expensed in the month the restaurant opened or in some cases, deferred and charged to expense over no longer than a twelve-month period following the opening of the unit. In the first quarter of fiscal 1998, we took a $120,000 one-time charge against earnings as a cumulative effect of a change in accounting principle to reflect this policy change. The 1999 expenses reflect the development of the Chicago Blues Club, which opened May 3, 1999, compared to the eight units opened in the same period in 1998 with an additional three units in development.

INCOME FROM UNIT-LEVEL OPERATIONS

     Income from unit-level operations totaled $1,338,000 or 10.5% of net revenue for the thirteen weeks ended October 3, 1999, compared to $1,271,000 or
11.6 % of net revenue in the corresponding period of 1998, an increase of 5.3%. For the thirty-nine weeks ended October 3, 1999 income from unit-level operations was $2,799,000 (7.8% of net revenue) an increase of 24.9% over the $2,241,000 (7.6% of net revenue) for the same period ended September 27, 1998. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of revenue, from 1998 to 1999 is attributable to the increase in net revenue from new units and retail and other non-restaurant revenue and the other changes in costs and expenses as discussed previously.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the thirteen weeks ended October 3, 1999 were $1,024,000 or 8.1% of net revenue, compared to $1,170,000 or 10.7% of net revenue for the same period in 1998. For the thirty-nine weeks ended October 3, 1999, general and administrative expenses were $3,057,000 or 8.6% of net revenue compared to $5,314,000 or 18.0% for the same period in 1998. The thirty-nine week amount for 1998 reflects $1,146,000 in severance and restructuring costs related to the reduction of the corporate infrastructure. The reduction in general and administrative expenses both in amount and as a percent of net revenue reflects continued efforts to maximize efficiency as additional locations are opened, and the improved distribution of higher revenue spread over reduced levels of general and administrative expenses.


INCOME (LOSS) FROM OPERATIONS

     Income from operations totaled $314,000 or 2.5% of net revenue, for the thirteen weeks ended October 3, 1999 compared to income from operations of $101,000 or 0.9% of net revenue, in the corresponding period in 1998. For the thirty-nine weeks ended October 3, 1999 the loss from operations was $258,000 or 0.7% compared to $4,662,000 or 15.8% for the thirty-nine weeks ended September 27, 1998. The 1998 amount reflects charges of approximately $2.7 million in expenses associated with a provision for disposition of two restaurants and severance and restructuring charges which were taken in the first quarter of 1998. The reduction in losses incurred is primarily attributable to increased income from non-restaurant operations and significant reductions in the level of general and administrative expense.


INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net, primarily represents interest income received from short-term investments offset by interest expense on capital lease obligations and notes payable. Interest expense was $177,000 or 1.4% for the thirteen weeks ended October 3, 1999 compared to interest income of $33,000 or 0.3% for same period in 1998. For the thirty-nine weeks ended October 3, 1999 interest expense was $214,000 or 0.6% of net revenue compared to interest income of $226,000 or 0.8% for the same period in 1998. The decrease in income from 1998 to 1999 was primarily due to the reduced level of short-term investments in 1999, an increase in interest expense on a sale-leaseback transaction that occurred on March 31, 1999 and interest incurred on a bank line of credit.


NET INCOME (LOSS) /NET INCOME (LOSS) PER COMMON SHARE

     The net income for the thirteen weeks ended October 3, 1999 was $137,000, or $.02 per share on 8,842,972 weighted average shares outstanding, compared to net income of $134,000, or $.02 per share on 8,827,590 weighted average shares outstanding, during the comparable period in 1998. The net loss for the thirty-nine weeks ended October 3, 1999 was $472,000 or $.05 on 8,839,695 weighted average shares outstanding compared to a loss of $4,556,000 or $.52 on 8,805,418 weighted average shares outstanding for the same period in 1998. The 1998 amount reflects charges of approximately $2.7 million in expenses associated with a provision for disposition of two restaurants and severance and restructuring charges taken in the first quarter of 1998. The decrease in net loss and net loss per share is attributable to increased income from retail and other non-restaurant operations and a reduction in general and administrative expenses.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of October 3, 1999 we held cash and cash equivalents of approximately $937,000 compared to $1,951,000 as of January 3, 1999. The decrease in cash and cash equivalents reflects the use of cash for the purchase and/or development of property, equipment and leasehold improvements.

     At October 3, 1999 we were party to a credit agreement with a financial corporation which provides up to a $4.5 million line of credit of which $1,125,000 is outstanding. This facility is secured by substantially all of our property, and in addition is guaranteed by and secured by certain assets of our Chairman, David Anderson. The credit facility matures in April, 2000.

     On March 31, 1999 we completed a sale-leaseback transaction involving three of our existing units that provided net proceeds of approximately $4.4 million. Under this financing we are obligated to make monthly payments of $41,250 for a minimum period of twenty years. Approximately $2.4 million of the proceeds were used to pay down an existing bank line of credit and the remaining amount was used to complete the construction of the Chicago Blues Club.

     We anticipate that future development and expansion will be funded primarily through cash and short-term investments, proceeds from the sale of additional equity and/or debt securities, and the proceeds from other forms of financing such as lease financing or other credit facilities. However, there can be no assurance that additional financing required will be available , or that the terms will be acceptable or favorable to us.


SEASONALITY

     Our units typically generate higher revenues during the second and third quarters (which are summer months for our locations) than in the first and fourth quarters (which are winter months) as a result of our concentration of locations in Minnesota and Wisconsin market areas.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: competition in the casual dining restaurant market; continued market acceptance of our concept; availability and terms of additional financing: our ability to open additional restaurants in a timely manner; consumer spending trends and habits; weather conditions in the regions in which we develop and operate restaurants; and laws and regulations affecting labor and employee benefit costs. For further information regarding these and other factors, see our Annual Report on Form 10-KSB for the fiscal year ended January 3, 1999.

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








Date:  November 10, 1999