Form 10KSB
period 2000-01-02
FAMOUS DAVE S OF AMERICA INC
filed 2000-03-15
CIK 1021270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 2, 2000 OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM         TO
                                               -------    --------

                         COMMISSION FILE NUMBER: 0-21625

                         FAMOUS DAVE'S OF AMERICA, INC.
                                  (Registrant)

              Minnesota                                   41-1782300
              (State or other jurisdiction                (IRS Employer
              of incorporation or organization)           Identification No.)
              7657 Anagram Dr.                            55344
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

                              Yes [X]      No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had total revenues of $47,575,000 for its fiscal year ended January 2, 2000.


     As of March 13, 2000, assuming as market value the price of $2.00 per share (the last per share sales price of Famous Dave's of America, Inc.'s Common Stock on The Nasdaq National Market(SM)), the aggregate market value of shares held by non-affiliates was $14,477,720.

     As of March 13, 2000 we had outstanding 9,070,360 shares of Common Stock, $.01 par value.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

    Documents Incorporated by Reference: Portions of our Proxy Statement for our Annual Meeting of Shareholders to be conducted in June, 2000 (the "2000 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 2000 Proxy Statement will be filed within 120 days after the end of the fiscal year ended January 2, 2000.



                                TABLE OF CONTENTS

                                                                                                  PAGE NO.
                                                                                                  --------
     PART I
     Item 1.              Description of Business                                                 3
     Item 2.              Description of Property                                                 7
     Item 3.              Legal Proceedings                                                       8
     Item 4.              Submission of Matters to a Vote of Security Holders                     8

     PART II

     Item 5.              Market for Common Equity
                            And Related Stockholder Matters                                       9
     Item 6.              Management's Discussion and Analysis of Plan of Operations              10
     Item 7.              Consolidated Financial Statements                                       14
     Item 8.              Changes in and Disagreements with Accountants                           14
                            On Accounting and Financial Disclosure

     PART III

     Item 9.              Directors, Executive Officers, Promoters and Control
                            Persons; Compliance with Section 16(a) of the Exchange Act            15
     Item 10.             Executive Compensation                                                  15
     Item 11.             Security Ownership of Certain Beneficial Owners and Management          15
     Item 12.             Certain Relationships and Related Transactions                          15
     Item 13.             Exhibits and Reports on Form 8-K                                        15

     SIGNATURES                                                                                   16


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Famous Dave's of America, Inc. ("Famous Dave's") was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of January 2, 2000, we operated twenty-eight restaurants and two franchises under the name "Famous Dave's". Fourteen restaurants were located in Minnesota, four in Wisconsin, three in Iowa, two in Illinois, three in Maryland and one each in Nebraska and Virginia. Two additional units are under construction in the Chicago area and are expected to open in the first quarter of 2000.

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

Key elements of our concept include the following:

         High Quality Food. Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill favorites such as flame-grilled St. Louis-style ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Enticing side items such as honey-buttered corn bread, potato salad, coleslaw, Shack Fries and Wilbur
(TM) Beans accompany the broad entree selection. Homemade desserts, including Famous Dave's Bread Pudding and Hot Fudge Kahlua(TM) Brownies, are a specialty. To complement our smoked meat entree and appetizer items and to suit different customer tastes, Famous Dave's BBQ Sauces come in five variations: Rich & Sassy(TM), Texas Pit(TM), Georgia Mustard(TM), Hot & Sassy(TM), and Devil's Spit
(TM). These sauces and a variety of prepared meats and seasonings are also distributed throughout Famous Dave's territory as retail grocery items. In 1999, retail sales of our products contributed revenue of about $2.5 million. We believe that our high quality food is a principal point of differentiation between Famous Dave's and other casual dining competitors and is a significant contributing factor to our level of repeat business.

         Distinctive Environment -- Decor and Music. In late 1997, we introduced the "Lodge" format which features decor reminiscent of a comfortable "Northwoods" hunting lodge with a full service dining room and bar. By the end of 1999, we operated four units under the Lodge format, including two locations in the Minneapolis market, one in the metropolitan Chicago area and one in Lincoln, Nebraska. Our original theme, a nostalgic roadhouse shack ("Shack") is promoted by the abundant use of rustic antiques, items of Americana from the '30s and '40s and emphasizes a very casual experience with emphasis on value and speed of delivery. While initially the Shack format only offered counter service, ten Shacks have been opened as or converted to full service dining. In addition, we have developed a larger "Blues Club" format that features authentic Chicago Blues Club decor and live music seven nights a week. We currently operate one Blues Club in the Minneapolis market and one in downtown Chicago.

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

OPERATING STRATEGY

Key elements of our operating strategy include the following:

         Operational Simplicity. In our Shacks, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques. The Shack menu focuses on a number of popular smoked meat barbecue entree items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs and the elimination of a need for highly compensated chefs. By controlling the number of menu items and using simplified food preparation processes, meals can be served quickly and consistently. In the Lodge restaurants, we seek to provide a broader menu that will appeal to a variety of tastes and may be used on more frequent dining occasions. To enhance our appeal and expand our audience, we have added such items as catfish fingers, pork roast and garlic mashed potatoes. As the menu broadens and food preparation techniques become more focused on meals prepared to order, an increased training requirement is necessary in order to prepare our staff for increased sophistication in guest service. Additional staff costs and training expense is justified, we believe, by the greater revenue produced by the Lodge restaurants when compared to Shack restaurants. During 1999, average weekly volume of Lodge locations was $52,600 compared to $31,200 for Shack locations.

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

         Take-out --- Focus on Customer Convenience. We seek to provide our customers with maximum convenience by offering convenient take-out service in addition to our lively and entertaining sit-down experience. We believe that Famous Dave's entrees and side dishes are viewed by guests as traditional American "picnic foods" that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. We believe the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive to customers, and more than 25% of our restaurant revenues are derived from this method. Our restaurants have been designed specifically to accommodate a significant level of take-out sales, including a separate take-out counter. In addition, we have added a drive-thru window to an existing counter-service shack and are evaluating its impact on sales.

         Style of Service. A majority of our locations utilize a full-service style of serving guests. Through 1997, all of our Shacks used a more limited, counter-style of service with self-service seating and drink selection. In 1998, four of these units were converted to full service locations, and six more Shacks were opened as full service facilities. On December 31, 1999, we acquired four additional full-service locations in the Washington D.C. area and plan to convert them to Famous Daves' in fiscal 2000. We continue to evaluate the advantages of the full-service format on a location by location basis.

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

         Attractive Value-to-Price Relationship. Famous Dave's offers high quality food and distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5 to $18 resulting in an average check of approximately $10.98 during fiscal 1999.

EXPANSION STRATEGY

         We believe that the casual dining niche of the restaurant industry offers strong growth opportunities for us because this niche of the restaurant market is highly fragmented. The key elements of our growth strategy include the following:

         Targeted Expansion. We believe that there are significant growth opportunities for Famous Dave's restaurants throughout the United States. We generally intend to enter new markets with a Lodge restaurant in high-profile, heavy traffic retail locations in order to build brand awareness. Next we would develop the market further with additional restaurants. Certain of these additional locations may be in less visible, less traveled neighborhoods and retail locations, and may be in smaller seating configurations with less overall seating than our standard Lodge facility. We currently plan to concentrate our expansion primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness and creating opportunities for operating, distribution and marketing efficiencies. In late 1997, we opened our first Lodge restaurant and currently anticipate using this format as our primary growth vehicle. We anticipate opening six additional Lodge units in fiscal

2000 and plan to target our expansion in the Chicago market. We intend to finance our development through the use of cash flow, funds available under existing and future lines of credit, and through forms of real estate related financing such as sale-leaseback financing, build to suit arrangements, and other similar financing. On March 31, 1999 we closed on a sale-leaseback financing transaction that provided net proceeds of approximately $4.4 million and on January 21, 2000 completed a mortgage financing for approximately $3.7 million. There can be no assurance that any future financing will be available, nor on terms acceptable to us.

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

FRANCHISE PROGRAM

    At January 2, 2000 we had two franchise units in operation, one each in Minnesota and Wisconsin. We are currently pursuing a more aggressive franchise program for our restaurants and anticipate that additional franchise units will open during fiscal 2000.

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

    All General Managers must complete a training program, during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New staff members participate in approximately three weeks of training under the close supervision of our management. We strive to instill enthusiasm and dedication in our employees and regularly solicit employee suggestions concerning our operations and endeavors in order to be responsive to employees' concerns. In addition, we have numerous programs designed to recognize and reward employees for superior performance. Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general each Shack or Lodge unit has between 25 and 90 employees.

PURCHASING

    We strive to obtain consistent quality items at competitive prices from reliable sources. In order to maximize operating efficiencies and to provide the freshest ingredients for our food products while obtaining the lowest possible prices for the required quality, each unit's management team determines the daily quantities of food items needed and orders such quantities from major suppliers designated by us which are then shipped directly to the restaurants. Approximately 90% of the products used by Famous Dave's restaurants are obtained under a supply arrangement with a major foodservice supplier. Included in the distribution and supply arrangement is a provision to distribute pork and meat products provided under a separate contract with a national meatpacking concern. We entered into a revised contract with this supplier during 1998 that resulted in the reduction of certain meat prices, particularly pork, for part of 1998 and for a portion of 1999. During the early part of 1999, we modified this agreement to include fixed prices on certain pork products which had fallen in price during the contract term. We believe that our relationships with these two food suppliers are excellent, and anticipate no interruption in the supply of product delivered by either of these firms. In case of a supply disruption, however, we believe we could obtain competitive products and prices on short notice from a number of alternative suppliers.

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

MARKETING AND PROMOTION

    To date, we have relied primarily upon publicity and "word of mouth" advertising to attract customers to our restaurants. We also use distinctive exterior signage and off-site billboards. Our 2000 business plan calls for the expenditure of approximately 2.5% of revenues on all marketing and advertising areas. In addition to these efforts in advertising and the limited public relations and billboard activity undertaken by us, we have also attempted to create brand awareness in the "Famous Dave's" name by offering items such as Famous Dave's BBQ sauces and prepared entrees for retail sale at our restaurants and in grocery stores in many of the markets we serve.

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

    To the extent that Famous Dave's offers and sells franchises, we are also subject to federal regulation and certain state laws that govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and the termination or nonrenewal of a franchise. Bills have been introduced in Congress from time to time that would provide for federal regulation of substantive aspects of the franchiser-franchisee relationship. As proposed, such legislation would limit, among other things, the duration and scope of non-competition provisions, the ability of a franchiser to terminate or refuse to renew a franchise, and the ability of a franchiser to designate sources of supply.

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

EMPLOYEES

    As of January 2, 2000, Famous Dave's had approximately 1,300 employees, approximately 29% of which were full-time. None of our employees are covered by a collective bargaining agreement. Management believes that our relationships with our employees are satisfactory.







ITEM 2. DESCRIPTION OF PROPERTY

    The following table sets forth certain information about our existing company-owned restaurant locations and locations in development as of January 2, 2000:



                                                 SQUARE       INTERIOR     LAND OWNED      DATE OPENED OR
              LOCATION               FORMAT     FOOTAGE         SEATS       OR LEASED   PLANNED TO BE OPENED
  ---------------------------        ------     -------         -----       ---------   --------------------
   Linden Hills, Minneapolis, MN      Shack      2,900           60          Leased           June 1995
   Roseville, MN                      Shack      4,800           105         Leased           June 1996
   Calhoun Square, Minneapolis, MN    Club       10,500          380         Leased        September 1996
   Maple Grove, MN                    Shack      5,200           125         Owned**         April 1997
   Highland Park, St. Paul, MN        Shack      5,200           125         Leased           June 1997
   Stillwater, MN                     Shack      5,200           130         Owned**          July 1997
   Apple Valley, MN                   Shack      3,800           90          Owned**          July 1997
   Madison, WI                        Shack      4,800           95          Leased          August 1997
   Grand Chute, WI (Appleton, WI)     Shack      2,900           80           Owned         October 1997
   Forest Lake, MN                    Shack      4,500           100         Leased         October 1997
   LaCrosse, WI                       Shack      3,800           95           Owned         December 1997
   Minnetonka, MN                     Lodge      5,500           140         Leased         December 1997
   Plymouth, MN                       Shack      2,100           20          Leased         December 1997
   West St. Paul, MN                  Shack      6,800           140         Leased         January 1998
   Rochester, MN                      Shack      5,200           140         Leased         February 1998
   Janesville, WI                     Shack      5,200           130         Leased          March 1998
   West Des Moines, IA                Shack      5,500           150         Leased          April 1998
   Des Moines, IA                     Shack      5,800           150         Leased          April 1998
   Naperville, IL                     Lodge      5,500           170         Leased          April 1998
   Cedar Falls, IA                    Shack      5,400           130         Leased        September 1998
   Bloomington, MN                    Shack      5,400           140         Leased         October 1998
   Woodbury, MN                       Lodge      5,900           180          Owned         October 1998
   Chicago, IL                        Club       17,000          450         Leased           May 1999



   Lincoln, NE                        Lodge      6,300           190          Owned         December 1999
   Columbia, MD                       Shack      7,200           270         Leased         January 2000
   Annapolis, MD                      Shack      7,000           210         Leased         January 2000
   Frederick, MD                      Shack      5,600           180         Leased         January 2000
   Woodbridge, VA                     Shack      5,600           190         Leased         January 2000
   Vernon Hills, IL                   Lodge      6,600           230         Leased         February 2000
   Addison, IL                        Lodge      4,700*          140*         Owned          March 2000*

All seat count and square footage amounts are approximate
*Estimated
** Unit is collateral in a sale-leaseback financing

    The development cost of our restaurants varies depending primarily on the size and style of the restaurant and whether it is a conversion of an existing building or a newly constructed unit. Since inception and through fiscal 1999, the development cost of existing shack or lodge restaurants has ranged from approximately $700,000 to $2,350,000 per restaurant for conversions ranging in size from 2,900 square feet to 5,500 square feet and $1,670,000 to $2,400,000 per restaurant for new construction ranging in size from 4,500 square feet to 5,500 square feet. Such development cost includes construction, fixtures, furniture and equipment, and pre-opening costs, but does not include the cost of purchased land as it has been our general practice to lease the majority of our sites. The development cost of the existing 10,500 square foot Blues Club in Minneapolis was approximately $2.8 million, including pre-opening expenses of approximately $180,000. Development of the Chicago Blues Club cost an estimated $6.9 million including approximately $482,000 for pre-opening expense.

    There can be no assurances that units planned for 2000 and later will open when planned, or at all, due to the risks associated with the development of new units, such as governmental approvals and the availability of capital, many of which are beyond our control.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 2, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Our Common Stock is traded on the Nasdaq National Market(SM) under the symbol DAVE. Our Common Stock was quoted on the Nasdaq SmallCap Market from November 5, 1996 through July 24, 1997 and the Nasdaq National Market after July 24, 1997.

    The following table summarizes the high and low sale prices per share of the Common Stock for the periods indicated, as reported on the Nasdaq National Market(SM):



                                            1998          HIGH    LOW
                                       -----------       -----   -----
                                       1st Quarter        9.00    5.50
                                       2nd Quarter        7.06    4.75
                                       3rd Quarter        5.13    2.50
                                       4th Quarter        4.50    1.75

                                            1999          HIGH    LOW
                                       -----------       -----   -----
                                       1st Quarter        3.75    2.25
                                       2nd Quarter        3.56    2.19
                                       3rd Quarter        3.06    1.84
                                       4th Quarter        2.44    1.69


    On March 13, 2000, the last reported sale price for the Common Stock was $2.00 per share. As of March 13, 2000, we had 411 record holders of Common Stock plus an estimated 6,200 additional beneficial shareholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On December 31, 1999, we completed the acquisition of four restaurants known as "Red River Barbeque and Grille". The purchase was completed in part through the issuance of 211,389 shares of our common stock valued at $2.03 per share. Of these shares, 40,000 were issued into escrow to secure certain of the Seller's obligations under the asset purchase agreement governing the acquisition. We also issued warrants to purchase an aggregate of 200,000 shares of our common stock. The exercise price of such warrants is $5.00 with respect to 66,666 shares, $6.00 with respect to 66,667 shares and $7.00 with respect to 66,677 shares. We claimed exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the belief by the Company that the transaction did not involve any public offering. We have undertaken to register the shares issued in connection with the acquisition and the shares issuable upon exercise of the warrants. In that regard, we filed a registration statement on Form S-3 covering such shares with the Securities and Exchange Commission on January 25, 2000. This registration statement has not yet been declared effective by the SEC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

OVERVIEW

    The business of Famous Dave's of America, Inc. is to develop, operate and/or franchise casual dining restaurants under the name "Famous Dave's". As of January 2, 2000, we owned and operated twenty-four restaurants in the Midwest: fourteen in Minnesota, four in Wisconsin, three in Iowa, two in Illinois and one in Nebraska. On December 31, 1999 we acquired four Red River Barbeque and Grille restaurants in the Washington D.C. area and plan to convert them to Famous Dave's by June 2000. In addition to these twenty-eight restaurants, we have two additional units in development in the Chicago area and two restaurants operating in Minnesota and Wisconsin under franchise agreements.

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

    As of January 1, 1996, we elected a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Before January 1, 1996, we used a fiscal year ending on December 31. Fiscal 1998 was a 53-week year and fiscal 1999 was a 52 week year.

    We were formed in March 1994 and opened our first restaurant in Minneapolis in June 1995. Through January 2, 2000, we operated a total of twenty-eight restaurants and franchised two locations.


OPERATING RESULTS

    Overall results of operations for the 52 weeks ended January 2, 2000 reflect the opening of two new units during fiscal 1999 and charges to earnings
($5.7 million) taken in the fourth quarter of 1999 for impairment charges on certain locations, severance payments and other miscellaneous expenses. Our overall operating results for fiscal 1999 and fiscal 1998, expressed as a percentage of net revenue, were as follows:


                                                                        FISCAL YEARS ENDED
                                                                        ------------------
                                                                     JANUARY 2,     JANUARY 3,
                                                                        2000           1999
                                                                        ----           ----
                Revenue, Net.........................                  100.0           100.0

                Unit-Level Costs and Expenses:
                  Food and Beverage Costs............                   33.8            35.6
                  Labor and Benefits.................                   27.9            26.7
                  Operating Expenses.................                   24.0            21.6
                  Depreciation and Amortization......                    5.8             5.4
                  Pre-opening Expenses...............                    1.2             3.3
                                                                         ---             ---
                     Total Costs and Expenses........                   92.7            92.6
                                                                        ----            ----

                Income from Unit-level Operations....                    7.3             7.4




                General and Administrative Expenses..............       8.9            15.8
                Impairment Reserve on Restaurants and Other
                Assets...........................................      11.6             3.9
                Loss from Operations.............................     (13.2)          (12.3)

                Interest and Other Income (Expense)..............      (0.7)            0.7
                Net Loss Before Cumulative Effect of Change in
                Accounting Principle.............................     (13.9)          (11.6)
                Cumulative Effect of Change in Accounting
                Principle........................................      (0.0)           (0.3)

                Net Loss.........................................     (13.9)          (11.9)
                                                                     ======          ======


    A breakdown of our restaurant and non-restaurant operating results is as follows (amounts in $000's):


                                                              FISCAL YEAR ENDED JANUARY 2, 2000
                                                              ---------------------------------
                                          Restaurant Operations   Non-restaurant Operations    Total Company
                                          ---------------------   -------------------------    -------------
                                                      % of Net                 % of Net                % of Net
                                            Amount     Revenue      Amount      Revenue      Amount     Revenue
                                            ------     -------      ------      -------      ------     -------
Revenue, Net.........................       44,659      100.0        2,916       100.0       47,575      100.0
                                            ------      -----        -----       -----       ------      -----
Unit-Level Costs and Expenses:
  Food and Beverage Costs............       14,363       32.1        1,718        58.9       16,081       33.8
  Labor and Benefits.................       12,963       29.0          323        11.1       13,286       27.9
  Operating Expenses.................       10,794       24.2          626        21.4       11,420       24.0
  Depreciation and Amortization......        2,723        6.1            2         0.1        2,725        5.8
  Pre-opening Expenses...............          573        1.3            0         0.0          573        1.2
                                               ---        ---            -         ---          ---        ---
     Total Costs and Expenses........       41,416       92.7        2,669        91.5       44,085       92.7
                                            ------       ----        -----        ----       ------       ----

Income from Unit-level Operations....        3,243        7.3          247         8.5        3,490        7.3
                                             -----        ---          ---         ---        -----        ---



                                                             FISCAL YEAR ENDED JANUARY 3, 1999
                                                             ---------------------------------
                                          Restaurant Operations   Non-restaurant Operations     Total Company
                                          ---------------------   -------------------------     -------------
                                                      % of Net                 % of Net                % of Net
                                            Amount     Revenue      Amount      Revenue      Amount     Revenue
                                            ------     -------      ------      -------      ------     -------
Revenue, Net.........................       38,517      100.0        2,244       100.0       40,761      100.0
                                            ------      -----        -----       -----       ------      -----
Unit-Level Costs and Expenses:
  Food and Beverage Costs............       13,139       34.1        1,364        60.8       14,503       35.6
  Labor and Benefits.................       10,677       27.7          225        10.1       10,902       26.7
  Operating Expenses.................        8,172       21.2          635        28.3        8,807       21.6
  Depreciation and Amortization......        2,178        5.7            3         0.1        2,181        5.4
  Pre-opening Expenses...............        1,326        3.4            0         0.0        1,326        3.3
                                             -----        ---            -         ---        -----        ---
     Total Costs and Expenses........       35,492       92.1        2,227        99.3       37,719       92.6
                                            ------       ----        -----        ----       ------       ----

Income from Unit-level Operations....        3,025        7.9           17         0.7        3,042        7.4
                                             -----        ---           --         ---        -----        ---




    Our non-restaurant revenues consist primarily of retail grocery and special event sales in fiscal 1999 and fiscal 1998.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

    Net Revenue -- Net revenue increased by $6,814,000 or 16.7% to $47,575,000 for the year ended January 2, 2000 from $40,761,000 for the year ended January 3, 1999. The increase in revenue was due primarily to an additional two restaurants opened during fiscal 1999, adding to the base of twenty-two restaurants open as of January 3, 1999 (approximately $2.4 million of the increase), the contribution of a full year of revenue from restaurants which were open for only part of 1998 (approximately $4.8 million of the increase) and an increase in non-restaurant revenues (approximately $673,000 of the increase) offset by a decline in revenue from restaurants open for all of both periods (approximately $511,000) and the lost revenue from two restaurants closed in 1998 (approximately $527,000). Because of the 1999 restaurant openings, and expected additional restaurant openings in 2000, we anticipate net revenue and operating costs and expenses to continue to increase during fiscal 2000. We had no material menu price increases during fiscal 1999.

    Same Store Sales -- It is our policy to include in our same store sales base restaurants that have been open more than eighteen months. During fiscal 1999, there were nineteen restaurants included in this base. Same store sales for fiscal 1999 increased approximately 2.6% compared to fiscal 1998's decrease of approximately 17.5%. Management is encouraged by the increases as sales were largely unaided by media advertising.

    Average Weekly Sales -- Average weekly sales from restaurant operations decreased from $38,100 in fiscal 1998 to $37,750 in fiscal 1999. Restaurant operating weeks during fiscal 1998 totaled 1,011 compared to 1,183 in fiscal 1999. Average weekly sales at units opened outside of the Minneapolis/St. Paul market have generally been higher than sales at units within the Minneapolis/St. Paul area which management finds encouraging as it expands into new markets.

    Food and Beverage Costs -- Food and beverage costs for fiscal 1999 were $16,081,000 or 33.8% of net revenue compared to $14,503,000 or 35.6% for fiscal 1998. The decrease in food and beverage costs as a percent of net revenue was primarily due to improved purchasing economies including contract pricing of certain pork items and an increase in liquor sales, partially offset by costs associated with increased sales of lower margin retail grocery items.

    Labor and Benefits -- Labor and benefits were $13,286,000 or 27.9% of net revenue in fiscal 1999 compared to $10,902,000 or 26.7% of net revenue in fiscal 1998. The increase in labor and benefits as a percent of net revenue was primarily attributable to the introduction of full table service in several restaurants that were formerly counter service shacks as well as a heightened emphasis on training and execution in our restaurants. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to foodservers. The migration toward full service dining in most of our restaurants is part of our strategy for increasing unit-level revenue, but does result in higher labor costs.

    Operating Expenses -- Operating expenses for fiscal 1999 were $11,420,000 or 24.0% of net revenue compared to $8,807,000 or 21.6% of net revenue for fiscal 1998. The increase in operating expenses both in amount and as a percent of net revenue in fiscal 1999 compared to fiscal 1998 is primarily due to increases in fixed expenses such as rent and real estate taxes, the marketing expenses allocated to the restaurants and other operating costs, such as entertainment expenses at the Blues Clubs.

    Depreciation and Amortization -- Unit-level depreciation and amortization for fiscal 1999 was $2,725,000 or 5.8% of net revenue compared to $2,181,000 or 5.4% of net revenue for fiscal 1998. The increase in unit-level depreciation and amortization as a percent of net revenue is due primarily to higher depreciation expense resulting from increased construction costs of new units opened in fiscal 1999 including the Chicago Blues Club and a full year's depreciation from locations open only part of fiscal 1998.

    Pre-opening Expenses -- Pre-opening expenses were $573,000 or 1.2% of net revenue for fiscal 1999 compared to $1,326,000 or 3.3% of net revenue for fiscal 1998. These expenses reflect the opening of two new restaurants in fiscal 1999 compared to the opening of ten new restaurants in fiscal 1998.

    Income from Unit-level Operations -- Income from unit-level operations totaled $3,490,000 or 7.3% of net revenue for fiscal 1999 compared to $3,042,000 or 7.4% of net revenue for fiscal 1998. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, in amount from 1998 to 1999 is primarily attributable to the increase in net revenue both from existing units and additional units opened. Other changes in costs and expenses discussed above also contributed to the change in income from unit-level operations.

    General and Administrative Expenses -- General and administrative expenses decreased to $4,254,000 or 8.9% of net revenue in fiscal 1999 from $6,451,000 or 15.8% of net revenue in fiscal 1998. Included in the 1999 amount is $147,000 associated with severance and restructuring charges taken in the fourth quarter, compared to the 1998 amount which includes $1,146,000 for severance and restructuring costs recorded in the first quarter of that year. Without these charges, general and administrative expense would still have been significantly less ($1,198,000 or 4.4%) in fiscal 1999 than in the preceding year. The reduction in general and administrative expenses as a percentage of net revenue reflects increased revenue and the adjustment of our corporate infrastructure to a reduced level which management believes is appropriate to support current, more controlled plans for expansion.

    Loss From Operations -- Loss from operations totaled ($6,277,000) or (13.2%) of net revenue for fiscal 1999 compared to ($4,997,000) or (12.3%) of net revenue for fiscal 1998. The loss from operations in 1999 reflects approximately $5.7 million in expenses associated with impairment charges on certain restaurants, severance payments and other miscellaneous expenses taken in the fourth quarter of fiscal 1999. This compares to the loss from operations in fiscal 1998 which included approximately $2.7 million in expenses associated with a provision for disposition of two restaurants and severance and restructuring charges taken in the first quarter of 1998. Excluding these special provisions, the comparable loss from operations for fiscal 1999 is ($617,000) or (1.3%) compared to a loss of ($2,263,000) or (5.6%) for fiscal
1998.

    Interest and Other Income (Expense), Net -- Interest and other income (expense), net, which primarily represents interest income from short-term investments and franchise income offset by interest expense on capital lease obligations and notes payable, totaled ($333,000) for fiscal 1999 compared to $288,000 for fiscal 1998. The decrease from fiscal 1998 to fiscal 1999 was due primarily to the reduced level of short-term investments in 1999 and an increase in interest expense on a sale-leaseback transaction and a line of credit.

    Net Loss/Net Loss per Share -- Net loss for fiscal 1999 was ($6,610,000) compared to ($4,829,000) for fiscal 1998. Basic and diluted net loss per common share was ($0.75) for fiscal 1999 compared to ($0.55) for fiscal 1998. The increase in the net loss in 1999 compared to 1998 is due to the accounting charges taken in the fourth quarter of fiscal 1999 for impairment charges on certain restaurants, severance payments and other miscellaneous expenses. Exclusive of the accounting charges taken in fiscal 1999 and fiscal 1998, the comparable loss would have been ($950,000) or ($0.11) for fiscal 1999 and ($2,095,000) or ($0.24) for fiscal 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of January 2, 2000, we held cash and short-term investments of approximately $1.7 million compared to $3.6 million as of January 3, 1999. As reflected in the accompanying consolidated financial statements, this decrease in cash and short-term investments during the fifty-two weeks ended January 2, 2000 primarily represents cash used for the purchase and/or development of property, equipment and leasehold improvements (approximately $8.4 million).

    At January 2, 2000, we were a party to a credit agreement with a bank which provided approximately $3.1 million of borrowing capability to us, of which $3,050,000 was outstanding at year end. This facility is secured by substantially all of our property, and in addition is guaranteed by and secured by certain of the assets of our Chairman, David Anderson. For fiscal year 2000, the credit agreement carries an interest rate of 4% above the Prime Rate, and provides for borrowing up to a maximum of 50% of the value of a collateral pool which consists of our property and certain of the property pledged to secure the credit agreement by Mr. Anderson. The credit agreement matures in April, 2000.

    On March 31, 1999 we closed on a sale-leaseback financing transaction that provided net proceeds of approximately $4.4 million.

    On January 21, 2000 we closed on a mortgage financing that provided proceeds of approximately $3.7 million for continued development of company-owned restaurants.

    To continue our expansion, we anticipate that additional financing will be required during fiscal 2000. We anticipate that future development and expansion will be funded or financed primarily through cash and short-term investments currently held, proceeds from the sale of additional equity and/or debt securities, and proceeds from other forms of financing such as lease financing or other credit facilities. However, there are no assurances that additional financing required for expansion will be available on terms acceptable or favorable to us.

INCOME TAXES

    At January 2, 2000, we had federal and state net operating loss carryforwards ("NOL's") for tax reporting purposes of approximately $16.3 million, which if not used will begin to expire in 2011. Future changes in ownership, if any, may place limitations on the use of these NOL's. We have recorded a full valuation allowance against the deferred tax asset related to the NOL's due to the uncertainty of realizing the related benefit.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

    Our units typically generate higher revenues in the second and third quarters and lower revenues in the first and fourth quarters as a result of seasonal traffic increases experienced during the summer months, and possible adverse weather which can disrupt customer and employee transportation to our restaurants.

    The primary inflationary factors affecting our operations include food and beverage and labor costs. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. In addition, we are subject to interest rate changes based on market conditions.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-KSB.

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

                                   FAMOUS DAVE'S OF AMERICA, INC.
                                   ("REGISTRANT")


Dated: March 15, 2000               By  /s/ Martin J. O'Dowd
                                       --------------------------------------
                                       Martin J. O'Dowd
                                       Chief Executive Officer, President
                                       and Secretary



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2000 by the following persons on behalf of the Registrant, in the capacities indicated.


              SIGNATURE                          TITLE

              /s/ David W. Anderson     Chairman of the Board
              ----------------------
              David W. Anderson

              /s/Martin J. O'Dowd       Chief Executive Officer, President,
              ----------------------    Secretary and Director (principal executive
              Martin J. O'Dowd          officer and principal financial officer)

              /s/Steven A. Sekely       Corporate Controller (principal accounting
              ----------------------    officer)
              Steven A. Sekely

              /s/ Thomas J. Brosig      Director
              ----------------------
              Thomas J. Brosig

              /s/ Richard L. Monfort    Director
              ----------------------
              Richard L. Monfort

  Item 7. Financial Statements








                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Famous Dave's of America, Inc.:

We have audited the accompanying consolidated balance sheets of Famous Dave's of America, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave's of America, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                  LUND KOEHLER COX & ARKEMA, LLP

Minneapolis, Minnesota
February 1, 2000

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JANUARY 2, 2000 AND JANUARY 3, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          1999              1998
                                                                                       ------------    -------------
                                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $      1,712    $       1,951
  Securities available-for-sale                                                                   0            1,624
  Inventories                                                                                 1,108              908
  Prepaids and other current assets                                                           1,249              824
                                                                                       -------------   --------------
     Total current assets                                                                     4,069            5,307

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                          38,742           35,576

OTHER ASSETS:
  Deposits                                                                                      315              286
  Debt issuance costs                                                                           200                0
                                                                                       -------------   --------------

                                                                                       $     43,326    $      41,169
                                                                                       =============   ==============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                       $      3,050    $         683
  Current portion of capital lease obligations                                                1,026              403
  Accounts payable                                                                            4,220            4,173
  Accrued payroll and related taxes                                                             807              571
  Other current liabilities                                                                   2,136            1,266
                                                                                       -------------   --------------
     Total current liabilities                                                               11,239            7,096

FINANCING LEASE OBLIGATION                                                                    4,500                0

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                               577            1,000
                                                                                       -------------   --------------
     Total liabilities                                                                       16,316            8,096
                                                                                       -------------   --------------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
   9,055 and 8,838 shares issued and outstanding                                                 91               88
  Additional paid-in capital                                                                 43,265           42,721
  Accumulated deficit                                                                       (16,346)          (9,736)
                                                                                       -------------   --------------
     Total shareholders' equity                                                              27,010           33,073
                                                                                       -------------   --------------

                                                                                       $     43,326    $      41,169
                                                                                       =============   ==============




          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED JANUARY 2, 2000 AND JANUARY 3, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                1999            1998
                                                                                            ------------    -----------
REVENUES, NET                                                                               $     47,575    $    40,761
                                                                                            ------------    -----------

COSTS AND EXPENSES:
  Food and beverage costs                                                                         16,081         14,503
  Labor and benefits                                                                              13,286         10,902
  Operating expenses                                                                              11,420          8,807
  Depreciation and amortization                                                                    2,725          2,181
  Pre-opening expenses                                                                               573          1,326
  Impairment reserve on restaurants and other assets                                               5,513          1,588
  General and administrative                                                                       4,254          6,451
                                                                                            ------------   ------------
     Total costs and expenses                                                                     53,852         45,758
                                                                                            ------------   ------------

LOSS FROM OPERATIONS                                                                              (6,277)        (4,997)
                                                                                            ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income                                                                                     59            407
  Interest expense                                                                                  (446)          (146)
  Gain on sale of property                                                                             0              7
  Franchise income                                                                                    54             20
                                                                                            ------------   ------------
     Total other income (expense)                                                                   (333)           288
                                                                                            ------------   ------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                   (6,610)        (4,709)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                    0           (120)
                                                                                            ------------   ------------

NET LOSS                                                                                    $     (6,610)  $     (4,829)
                                                                                            ============   ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                                           $      (0.75)  $      (0.53)
                                                                                            ============   ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                                 $      (0.75)  $      (0.55)
                                                                                            ============   ============

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE                               8,842          8,813
                                                                                            ============   ============




          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED JANUARY 2, 2000 AND JANUARY 3, 1999
                                 (IN THOUSANDS)




                                                      Common Stock             Additional
                                                 ----------------------          Paid-in      Accumulated
                                                  Shares       Amount            Capital        Deficit             Total
                                                 --------    ----------        -----------   --------------    ---------------
BALANCE - DECEMBER 28, 1997                         8,667    $       87          $  41,928     $     (4,907)   $        37,108

  Exercise of stock options                           171             1                793               --                794

  Net loss                                             --            --                 --           (4,829)            (4,829)
                                                 --------    ----------          ---------     ------------      -------------
BALANCE - JANUARY 3, 1999                           8,838            88             42,721           (9,736)            33,073

   Issuance of common stock in
    connection with acquisition of
    property, equipment and leasehold
    improvements                                      211             3                427               --                430

   Issuance of warrants in connection
    with acquisition of property,
    equipment and leasehold
    improvements                                       --            --                110               --                110

   Exercise of stock options                            6            --                  7               --                  7

   Net loss                                            --            --                 --           (6,610)            (6,610)
                                                 --------    ----------          ---------     ------------    ---------------
BALANCE - JANUARY 2, 2000                           9,055    $       91          $  43,265     $    (16,346)   $        27,010
                                                 ========    ==========          =========     ============    ===============

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED JANUARY 2, 2000 AND JANUARY 3, 1999
                                 (IN THOUSANDS)



                                                                                       1999             1998
                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $       (6,610)   $     (4,829)
  Adjustments to reconcile net loss to
  cash flows from operating activities:
    Depreciation and amortization                                                          2,954           2,560
    Impairment reserve for restaurants and other assets                                    5,513           1,588
    Reserve for other capital items                                                         (393)            260
    Loss on disposal of property, equipment and leasehold improvements                         0             253
    Changes in operating assets and liabilities:
     Inventories                                                                            (200)           (437)
     Prepaids and other current assets                                                      (425)             (5)
     Deposits                                                                                (29)            (46)
     Accounts payable                                                                     (1,252)         (1,545)
     Accrued payroll and related taxes                                                       236            (172)
     Other current liabilities                                                               495             565
                                                                                  --------------   -------------
      Cash flows from operating activities                                                   289          (1,808)
                                                                                  --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of available-for-sale securities                                      1,648          17,757
  Purchase of available-for-sale securities                                                  (24)         (9,053)
  Purchases of property, equipment and leasehold improvements                             (8,405)        (14,058)
                                                                                  --------------    ------------
      Cash flows from investing activities                                                (6,781)         (5,354)
                                                                                  --------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of debt issuance costs                                                           (200)              0
  Net advances on line of credit                                                           2,367             683
  Proceeds from financing lease obligation                                                 4,500               0
  Payments on capital lease obligations                                                     (421)           (348)
  Proceeds from exercise of stock options                                                      7             794
                                                                                  --------------    ------------
      Cash flows from financing activities                                                 6,253           1,129
                                                                                  --------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (239)         (6,033)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               1,951           7,984
                                                                                  --------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $        1,712    $      1,951
                                                                                  ==============    ============



          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 2, 2000 AND JANUARY 3, 1999


(1)      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Famous Dave's of America, Inc. (the Company) was incorporated in Minnesota on March 14, 1994. The Company develops, owns, operates and franchises restaurants under the name "Famous Dave's". As of January 2, 2000, the Company had thirty restaurants in operation (including two franchised units), with additional restaurants in development.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Famous Dave's of America, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR - The Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. Fiscal year 1999 was a 52 week year and fiscal year 1998 was a 53 week year.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents certificates of deposit and all other investments with original maturities of three months or less when purchased, which are readily convertible into known amounts of cash. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

INVENTORIES - Inventories consist principally of food, beverages and retail goods and are recorded at the lower of cost (first-in, first-out) or market.

DEPRECIATION - Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment and antiques are depreciated or amortized using the straight-line method over five to seven years, while buildings are depreciated over twenty five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal options, or the estimated useful life of the assets which is twenty years.

DEBT ISSUANCE COSTS - Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the interest method.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of restaurants were approximately $328,000 and $84,000 for the years ended January 2, 2000 and January 3, 1999.

ADVERTISING COSTS - Advertising costs are charged to expense as incurred. Advertising costs were approximately $1,290,000 and $688,000 for the years ended January 2, 2000 and January 3, 1999 and are included in operating expenses in the consolidated statements of operations.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       JANUARY 2, 2000 AND JANUARY 3, 1999


PRE-OPENING EXPENSES - The Company elected early adoption of Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," retroactive to the first quarter of fiscal 1998. This new accounting standard requires the Company to expense all start-up and pre-opening costs as they are incurred. The cumulative effect of this accounting change was approximately $120,000 for the year ended January 3, 1999. This new accounting standard accelerates the Company's recognition of pre-opening costs, but benefits the post-opening results of new restaurants.

RECOVERABILITY OF PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - The Company evaluates long-lived assets to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated undiscounted future operating cash flows to the carrying amounts of assets. If an impairment exists, the amount of impairment is measured as the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset less its carrying amount. Assets held for sale are reported at the lower of carrying amount or fair value less costs to sell. During the years ended January 2, 2000 and January 3, 1999, the Company recorded charges of $5,513,000 and $1,588,000 related to impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

STOCK-BASED COMPENSATION - In accordance with APB Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," are presented in Note 10.

NET LOSS PER SHARE - Basic and diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Dilutive common equivalent shares have not been included in the computation of diluted EPS because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic EPS in subsequent years.

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

FINANCIAL INSTRUMENTS - The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations and notes payable approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       JANUARY 2, 2000 AND JANUARY 3, 1999


RECLASSIFICATIONS - Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or shareholders' equity.

(2)      ACQUISITION

On December 31, 1999, the Company completed the acquisition of four restaurants known as Red River Barbeque & Grille and assumed certain liabilities. The total purchase price was approximately $2,868,000 which was comprised of the assumption of certain liabilities and issuance of common stock and warrants. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets and liabilities based on the estimated fair values as of the acquisition date.

(3)      SECURITIES AVAILABLE-FOR-SALE

Securities available-for-sale are reported at fair value and are due within one year of the financial statement date. At January 2, 2000 and January 3, 1999, $0 and $1,624,300 of these securities had been pledged as collateral for outstanding letters of credit.

(4)      INVENTORIES

Inventories consisted of the following at (in thousands):

                                                                                          January 2,          January 3,
                                                                                             2000                1999
                                                                                      ----------------     ---------------
Food and beverage                                                                     $            285     $           236
Retail goods                                                                                       823                 672
                                                                                      ================     ===============
                                                                                      $          1,108     $           908
                                                                                      ================     ===============

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       JANUARY 2, 2000 AND JANUARY 3, 1999


(5)      PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consisted of the following at (in thousands):



                                                                                            January 2,            January 3,
                                                                                              2000                  1999
                                                                                      --------------------  --------------------
Land, buildings and improvements                                                      $             31,862  $             27,446
Furniture, fixtures and equipment                                                                   12,508                10,691
Antiques                                                                                             1,387                 1,456
Less: accumulated depreciation and amortization                                                      6,401                 3,610
Less: reserve for loss on restaurants to be disposed of                                              1,738                 1,588
Less: reserve for loss on other capital items                                                          100                   493
                                                                                      --------------------  --------------------
                                                                                                    37,518                33,902
Construction in progress                                                                             1,224                 1,674
                                                                                      --------------------  --------------------
                                                                                      $             38,742  $             35,576
                                                                                      ====================  ====================



(6)      LINE OF CREDIT

The Company has a $3,131,000 revolving line of credit with BNC Financial Corporation, of which $3,050,000 and $683,000 was outstanding at January 2, 2000 and January 3, 1999. Advances are due upon demand and accrue interest at the prime rate plus 4% (12.50% at January 2, 2000) payable monthly. The note is secured by certain of the Company's assets and is personally guaranteed (and partially secured) by the Chairman of the Company. The agreement expires on April 30, 2000. The agreement is subject to certain covenants as described in the agreement.

(7)      FINANCING LEASE OBLIGATION

In March 1999, the Company executed a $4.5 million sale and leaseback financing involving three existing restaurants. Under this financing, the Company is obligated to make monthly payments of $41,250 (which increases 4.04% every two years) for a minimum of twenty years. The Company has the option to purchase the leased restaurants for the greater of $4.5 million or fair market value at the date of purchase at any time or renew the lease for two additional five year terms. Based upon the Company's continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements and are being depreciated, and the monthly payments are accounted for as interest expense in the consolidated statements of operations.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       JANUARY 2, 2000 AND JANUARY 3, 1999




Future minimum payments due under the financing lease obligation are as follows for the fiscal years (in thousands):

              2000                                                               $               495
              2001                                                                               515
              2002                                                                               515
              2003                                                                               536
              2004                                                                               536
              Thereafter                                                                      16,791
                                                                                 -------------------
                  Total                                                          $            19,388
                                                                                 ===================


(8)      CAPITAL LEASE OBLIGATIONS

The Company has a lease financing facility for furniture, equipment and leasehold improvements, of which approximately $2,000,000 had been funded. Leases outstanding under this agreement bear interest at rates of approximately 11% to 15% and expire through February 2004. The obligations are secured by the property under lease. Total cost and accumulated amortization of the leased equipment was $2,689,000 and $861,000 at January 2, 2000 and $2,066,000 and
$572,000 at January 3, 1999.

Future minimum lease payments are as follows for the fiscal years (in thousands):

              2000                                                               $            1,155
              2001                                                                              450
              2002                                                                              164
              2003                                                                               13
              2004                                                                                1
                                                                                 ------------------
              Total                                                                           1,783
              Less: amounts representing interest                                               180
                                                                                 ------------------
              Present value of future minimum lease payments                                  1,603
              Less: current portion                                                           1,026
                                                                                 ------------------
              Capital lease obligations, net of current portion                  $              577
                                                                                 ==================


(9)      RELATED PARTY TRANSACTIONS

S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. (S&D) is a company wholly owned by the Chairman of the Company. The Company rents four properties from S&D. The Company paid S&D rent of $293,000 and $318,000 for the years ended January 2, 2000 and January 3, 1999. The Company owed S&D $318,000 at January 2, 2000 and January 3, 1999.

GRAND PINES RESORTS, INC. - Grand Pines Resorts, Inc. (Grand Pines) is a company wholly owned by the Chairman of the Company. The Company charges Grand Pines a royalty of 4% of its food sales. Royalty income was $62,000 for the years ended January 2, 2000 and January 3, 1999. At January 2, 2000 and January 3, 1999, Grand Pines owed the Company $142,000 and $80,000 for royalties and other expenses.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       JANUARY 2, 2000 AND JANUARY 3, 1999


(10)       SHAREHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK AND WARRANTS - On December 31, 1999 the Company completed the acquisition of four restaurants known as Red River Barbeque & Grille. The purchase was completed in part through the issuance of 211,389 shares of common stock at $2.03 per share, of which 40,000 common shares were issued to escrow. The transaction also included the issuance of 200,000 warrants valued at $.55 each at exercise prices ranging from $5.00 to $7.00 expiring in December 2004.

STOCK OPTION PLANS - The Company has a 1995 Stock Option and Compensation Plan, 1997 Employee Stock Option Plan and a 1998 Director Stock Option Plan (the Plans), pursuant to which options and other awards to acquire an aggregate of 2,000,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plans. In general, options vest over a period of five years and expire ten years from the date of grant.

Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net loss and loss per share would have been increased to the proforma amounts indicated below (in thousands, except per share data):



                                                                            Fiscal 1999             Fiscal 1998
                                                                        -------------------     -------------------
Net loss:
  As reported                                                           $             6,610     $             4,829
  Pro forma                                                             $             8,240     $             6,129
Loss per share:
  Basic and diluted net loss per share as reported                      $              (.75)    $              (.55)
  Basic and diluted net loss per share pro forma                        $              (.93)    $              (.70)


Information regarding the Company's stock options is summarized below:

                                                               Fiscal 1999                               Fiscal 1998
                                                 ----------------------------------------- -----------------------------------------
                                                     Number of             Weighted            Number of             Weighted
                                                      Options              Average              Options              Average
                                                   (in thousands)       Exercise Price       (in thousands)       Exercise Price
                                                 ------------------ ---------------------- ------------------ ----------------------
Options outstanding, beginning of year                       1,004  $                1.81              1,073  $                7.34
  Granted                                                      928                   2.40                381                   2.00
  Canceled                                                    (214)                  2.16               (280)                  7.51
  Exercised                                                     (6)                  1.19               (170)                  4.66
                                                 -----------------                         -----------------
Options outstanding, end of year                             1,712  $                2.14              1,004  $                1.81
                                                 ================== ====================== ================== ======================
Options exercisable, end of year                               907  $                2.05                198  $                1.78
                                                 ================== ====================== ================== ======================
Weighted average fair value of
  options granted during the year                                   $                1.83                     $                5.19
                                                                    ======================                    ======================

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       JANUARY 2, 2000 AND JANUARY 3, 1999


Options outstanding at January 2, 2000 have an exercise price ranging between $1.00 and $2.75 and a weighted average remaining contractual life of 8.12 years. The options outstanding and exercisable at January 3, 1999 reflect options repriced in October 1998.

In determining the compensation cost of the options granted during 1999 and 1998, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:



                                                                   Fiscal 1999          Fiscal 1998
                                                              -------------------  -------------------
Risk free interest rate                                                        6%                   7%
Expected life of options granted                                         10 years             10 years
Expected volatility range                                              58.7-66.2%               112.4%
Expected dividend yield                                                        0%                   0%

(11)       INCOME TAXES

The Company has generated net operating losses of approximately $16,346,000 which, if not used, will begin to expire in 2011. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows (in thousands):


                                                                January 2, 2000      January 3, 1999
                                                              -------------------  -------------------
Net operating loss carryforwards                              $             6,538  $             3,894
Less: valuation allowance                                                   6,538                3,894
                                                              ===================  ===================
  Net deferred tax asset                                      $                 0  $                 0
                                                              ===================  ===================


(12)       SUPPLEMENTAL CASH FLOWS INFORMATION (IN THOUSANDS)

                                                                                         Fiscal 1999            Fiscal 1998
                                                                                      ----------------       ----------------
Cash paid for interest                                                                $            446       $            146
                                                                                      ================       ================
Noncash investing and financing activities:
  Equipment purchased under capital lease obligations                                 $             45       $              0
                                                                                      ================       ================
  Accounts payable assumed in connection with restaurants acquired                    $          1,299       $              0
                                                                                      ================       ================
  Common stock issued in connection with restaurants acquired                         $            430       $              0
                                                                                      ================       ================
  Common stock warrants issued in connection with restaurants
    acquired                                                                          $            110       $              0
                                                                                      ================       ================
  Capital lease obligations assumed in connection with restaurants
    Acquired                                                                          $            576       $              0
                                                                                      ================       ================
  Accrued expenses assumed in connection with restaurants acquired                    $            375       $              0
                                                                                      ================       ================

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       JANUARY 2, 2000 AND JANUARY 3, 1999

(13)       RETIREMENT SAVINGS PLAN

The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. The Company made contributions of $31,000 and $30,000 for the years ended January 2, 2000 and January 3, 1999.

(14)       COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company has entered into various operating leases for its existing and future restaurants and corporate office space with lease terms ranging from three to thirty years including lease options. Three of the leases require percentage rent of between 4% and 6% of annual gross sales for the restaurants in excess of $2,500,000, and above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area costs. Total rent expense for the years ended January 2, 2000 and January 3, 1999, including common area costs, real estate taxes and percentage rent, was $2,400,000 and $1,866,000. Percentage rent was $98,000 and $91,000 for the years ended January 2, 2000 and January 3, 1999.

Future minimum rental payments (excluding percentage rents) are as follows for the years (in thousands):


2000                                                               $             1,492
2001                                                                             1,499
2002                                                                             1,527
2003                                                                             1,423
2004                                                                             1,414
Thereafter                                                                      15,992
                                                                   --------------------
    Total                                                          $            23,347
                                                                   ====================


EMPLOYMENT AGREEMENTS - At January 2, 2000, the Company had employment agreements with two of its officers. The agreements require minimum annual compensation of $165,000 and $375,000 and have terms of two and three years. The respective agreements require a one-year severance payment and $200,000. Both severance payments require a resulting two year non-compete.

CONSTRUCTION AND DEVELOPMENT CONTRACTS - In conjunction with its expansion activity, the company enters into fixed price construction contracts from time to time. At January 2, 2000, the company had commitments outstanding for construction of restaurants in Lincoln, Nebraska and Addison, Illinois. As of January 2, 2000, the balance remaining to be paid under these contracts was approximately $1,129,000.

(15)       SUBSEQUENT EVENT (UNAUDITED)

During January 2000, the Company completed mortgage financing for two of its existing units. The net proceeds from this financing were approximately $3,700,000. The Company is obligated under these agreements to make monthly payments of approximately $38,015 for a period of twenty years.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       JANUARY 2, 2000 AND JANUARY 3, 1999


(16) SELECTED QUARTERLY DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                Quarters During the Year Ended January 2, 2000
                                              ---------------------------------------------------------------------------------
                                                    April 4              July 4            October 3             January 2
                                              ------------------   -----------------   ----------------    --------------------
Revenues                                      $           10,388   $          12,631   $         12,693    $             11,863
Income (loss) from operations                 $             (312)  $            (259)  $            314    $             (6,020)
Net income (loss)                             $             (316)  $            (292)  $            137    $             (6,139)
Basic and diluted net income (loss)
      per common share                        $             (.04)  $            (.03)  $            .02    $               (.70)


                                                                Quarters During the Year Ended January 3, 1999
                                              ---------------------------------------------------------------------------------
                                                   March 29             June 28          September 27            January 3
                                              ------------------   -----------------   ----------------    --------------------
Revenues                                      $            7,734   $          10,925   $         10,916    $             11,186
Income (loss) from operations                 $           (4,394)  $            (368)  $            101    $               (336)
Net income (loss)                             $           (4,379)  $            (310)  $            134    $               (274)
Basic and diluted net income (loss)
  per common share                            $             (.50)  $            (.04)  $            .02    $               (.03)

                                  EXHIBIT INDEX



    EXHIBIT
      NO.     DESCRIPTION                                                                   PAGE NO.
      ---     -----------                                                                   --------
      3.1     Articles of Incorporation, incorporated by reference from Exhibit
              3.1 to our Registration Statement on Form SB-2 (File No.
              333-10675) filed with the Securities and Exchange Commission on
              August 23, 1996 (the "1996 SB-2")
      3.2     Bylaws, incorporated by reference from Exhibit 3.2 to the 1996 SB-2
     10.1     Lease Agreement dated as of January 1, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc. (Linden
              Hills), incorporated by reference from Exhibit 10.1 to the 1996
              SB-2
     10.2     Lease Agreement dated as of January 1, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc.
              (Highland Park), incorporated by reference from Exhibit 10.2 to the 1996 SB-2
     10.3     Lease Agreement dated as of January 15, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc.
              (Minnetonka), incorporated by reference from Exhibit 10.3 to the
              1996 SB-2
     10.4     Sublease Agreement dated as of January 1, 1996 by and between S&D
              Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc.
              (Roseville), incorporated by reference from Exhibit 10.4 to the
              1996 SB-2
     10.6     1995 Stock Option and Compensation Plan, incorporated by reference from Exhibit 10.7 to the 1996 SB-2
     10.7     Amendment dated August 12, 1996 to our 1995 Stock Option and
              Compensation Plan, incorporated by reference from Exhibit 10.13 to
              Amendment No. 1 to the 1996 SB-2
     10.8     Amendment dated February 4, 1997 to our 1995 Stock Option and
              Compensation Plan, incorporated by reference from our Form 10-KSB for the fiscal year ended December 29, 1996 (the "1996 10-KSB")
     10.12    Employment Agreement dated as of January 23, 1997 between Famous
              Dave's of America, Inc. and Douglas S. Lanham, incorporated by reference from our 1996 10-KSB
     10.13    Trademark License Agreement between Famous Dave's of America, Inc.
              and Grand Pines Resorts, Inc., incorporated by reference from
              Exhibit 10.11 to the 1996 SB-2
     10.15    1997 Employee Stock Option Plan, incorporated by reference from
              Exhibit 10.15 to Form 10-KSB filed April 5, 1999
     10.16    Amendment, dated as of February 15, 1998, to our 1997 Stock Option
              Plan, incorporated by reference from Exhibit 10.16 to Form 10-KSB filed April 5, 1999.
     10.17    Employment Agreement dated as of July 1, 1999 between Famous
              Dave's of America, Inc. and Martin J. O'Dowd, incorporated by reference from Exhibit 10.2 to Form 10-QSB filed August 18, 1999
     10.18    Employment Agreement dated as of September 29, 1999 between Famous
              Dave's of America, Inc. and Paul C.Campbell
     21       Subsidiaries of Famous Dave's of America, Inc., incorporated by reference from Exhibit 21 to the Company's 10-KSB for the fiscal year ended December 28, 1997
     23       Consent of Lund Koehler Cox & Arkema, LLP
     27       Financial Data Schedule