Form 10-Q
period 2000-04-02
FAMOUS DAVE S OF AMERICA INC
filed 2000-05-16
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q




[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 2, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                      to
                                      --------------------    -----------------

                         Commission file number 0-21625



                         FAMOUS DAVE'S OF AMERICA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Minnesota                                   41-1782300
  (State or other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                   7657 Anagram Drive, Eden Prairie, MN 55344
                    (Address of Principal Executive Offices)
                                 (952) 294-1300
              (Registrant's Telephone Number, Including Area Code)


(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
 Report)



         Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                  ---     ---


         At May 10, 2000 there were 9,098,693 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                              Yes      No  X
                                  ---     ---

                         FAMOUS DAVE'S OF AMERICA, INC.
                                 Form 10-Q Index
                                 April 2, 2000

                                                                                             Page Number
                                                                                             -----------
Part I                     FINANCIAL INFORMATION

                           Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets -                                3
                            April 2, 2000 and January 2,2000

                           Condensed  Consolidated  Statements of Operations -                    4
                             For the  thirteen  weeks  ended  April 2,  2000 and
                             April 4,1999

                           Condensed  Consolidated  Statements of Cash Flows -                    5
                             For the  thirteen  weeks  ended  April 2,  2000 and
                             April 4, 2000

                           Notes to Condensed Consolidated Financial Statements                   6

                           Item 2.   Management's Discussion and Analysis of                      8
                            Financial Condition and Results of Operations

Part II                    OTHER INFORMATION

                           Items 1,5 and 6.                                                      13

                           Signatures                                                            14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      APRIL 2,       JANUARY 2,
                                                                       2000            2000
                                                                   ------------     ------------

                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................   $    987,000    $  1,712,000
  Inventories ..................................................      1,259,000       1,108,000
  Prepaids and other current assets ............................      1,291,000       1,249,000
                                                                   ------------    ------------
     Total current assets ......................................      3,537,000       4,069,000

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET ...........................................     40,878,000      38,742,000

OTHER ASSETS:
  Deposits .....................................................        367,000         315,000
  Debt issuance costs, net .....................................        376,000         200,000
                                                                   ------------    ------------

                                                                   $ 45,158,000    $ 43,326,000
                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit ...............................................   $  1,544,000    $  3,050,000
  Current portion of capital lease obligations .................      1,039,000       1,026,000
  Accounts payable .............................................      3,144,000       4,220,000
  Accrued payroll and related taxes ............................        794,000         807,000
  Other current liabilities ....................................      2,045,000       2,136,000
                                                                   ------------    ------------
     Total current liabilities .................................      8,566,000      11,239,000

NOTE PAYABLE ...................................................        750,000               0

FINANCING LEASE OBLIGATIONS ....................................      8,290,000       4,500,000

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
   PORTION .....................................................        456,000         577,000
                                                                   ------------    ------------
     Total liabilities .........................................     18,062,000      16,316,000
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    9,070,360 and 9,055,139 shares issued and outstanding ......         91,000          91,000
  Additional paid-in capital ...................................     43,300,000      43,265,000
  Accumulated deficit ..........................................    (16,295,000)    (16,346,000)
                                                                   ------------    ------------
     Total shareholders' equity ................................     27,096,000      27,010,000
                                                                   ------------    ------------

                                                                   $ 45,158,000    $ 43,326,000
                                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Thirteen Weeks Ended
                                             ----------------------------
                                                April 2,        April 4,
                                                 2000            1999
                                             ------------    ------------
                                             (Unaudited)     (Unaudited)
REVENUES, NET                                $ 15,091,000    $ 10,388,000
                                             ------------    ------------

COSTS AND EXPENSES:
  Food and beverage costs                       4,980,000       3,546,000
  Labor and benefits                            4,250,000       2,924,000
  Operating expenses                            3,514,000       2,449,000
  Depreciation and amortization                   814,000         609,000
  Pre-opening expenses                            192,000         103,000
  General and administrative                    1,079,000       1,069,000
                                             ------------    ------------
     Total costs and expenses                  14,829,000      10,700,000
                                             ------------    ------------

INCOME (LOSS) FROM OPERATIONS                     262,000        (312,000)

OTHER INCOME (EXPENSE):
  Interest income                                       0          33,000
  Interest expense                               (225,000)        (48,000)
  Franchise income                                 14,000          11,000
                                             ------------    ------------
      Total other income (expense)               (211,000)         (4,000)
                                             ------------    ------------

NET INCOME (LOSS)                            $     51,000    $   (316,000)
                                             ============    ============

BASIC NET INCOME (LOSS) PER COMMON SHARE     $       0.01    $      (0.04)
                                             ============    ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE   $       0.01    $      (0.04)
                                             ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                          9,069,371       8,837,590
                                             ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                        9,168,689       8,837,590
                                             ============    ============

     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Thirteen Weeks Ended
                                                        --------------------------
                                                          April 2,        April 4,
                                                            2000           1999
                                                        -----------    -----------
                                                        (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)                                       $    51,000    $  (316,000)
Adjustments to reconcile net income (loss) to
  cash flows from operating activities:
  Depreciation and amortization                             872,000        688,000
  Impairment reserve for restaurants and other assets       (35,000)       (32,000)
  Changes in working capital items -
      Inventories                                          (151,000)       (16,000)
      Prepaids and other current assets                     (42,000)      (185,000)
      Deposits                                              (52,000)        (9,000)
      Accounts payable                                   (1,076,000)    (2,311,000)
      Accrued payroll and other taxes                       (13,000)        83,000
      Other current liabilities                             (62,000)       (61,000)
                                                        -----------    -----------
         Cash flows from operating activities              (508,000)    (2,159,000)
                                                        -----------    -----------

CASH FLOWS FROM
   INVESTING ACTIVITIES:
Proceeds from available-for-sale securities                       0         75,000
Purchase of property, equipment
  and leasehold improvements                             (2,217,000)    (1,481,000)
                                                        -----------    -----------
         Cash flows from investing activities            (2,217,000)    (1,406,000)
                                                        -----------    -----------

CASH FLOWS FROM
   FINANCING ACTIVITIES:
Payments on debt issuance costs                            (181,000)             0
Net payments on line of credit                           (1,506,000)      (683,000)
Proceeds from financing lease obligation                  3,790,000      4,500,000
Payments on capital lease obligations                      (108,000)       (86,000)
Proceeds from exercise of stock options                       5,000              0
                                                        -----------    -----------
         Cash flows from financing activities             2,000,000      3,731,000
                                                        -----------    -----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (725,000)       166,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     1,712,000      1,951,000
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                        $   987,000    $ 2,117,000
                                                        ===========    ===========

NONCASH INVESTING AND FINANCING
   ACTIVITIES:

Note payable issued in connection with
  land acquired                                         $   750,000    $         0
                                                        -----------    -----------

Common shares issued in lieu of other
  current liabilities                                   $    29,000    $         0
                                                        -----------    -----------


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 2, 2000
                                   (Unaudited)

(1) GENERAL

Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") currently operates or franchises twenty-nine restaurants under the name "Famous Dave's" and three under the name "Red River Barbeque & Grille" in the Midwestern and Eastern regions of the United States. The three owned Red River restaurants are to be converted to Famous Dave's. Our restaurants, the majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "shack", or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of April 2, 2000 we operated or franchised thirty-two restaurants with one additional owned unit and three franchise units in development. The owned unit is in Illinois, and the three franchise units are in Illinois, Minnesota, and Wisconsin. As of April 4, 1999 we operated or franchised twenty-four restaurants, with one additional unit in development.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by us following the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended January 2, 2000. In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirteen-week period ended April 2, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

Certain amounts in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation with no impact on previously reported net loss or shareholders' equity.

(3) INCOME (LOSS) PER COMMON SHARE

    Basic earnings (loss) per share (EPS) is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the quarter. Diluted EPS is computed by dividing net income (loss) by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted EPS for 1999 because their inclusion would be anti-dilutive.

(4) INCOME FROM FRANCHISEES

    As of April 2, 2000 we had two franchise units in operation, one each in Minnesota and Wisconsin. The franchise agreements provide that in exchange for the payment of certain fees, the franchisee may open up to three units under the Famous Dave's brand, along with receiving other benefits. The revenue generated by this arrangement is not recognized until the franchised restaurant is open and the Company has provided all services. We anticipate that three additional units will open during the second quarter of 2000. The developments are in Illinois, Minnesota, and Wisconsin.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  April 2, 2000
                                   (Unaudited)



(5) SEVERANCE

  In December 1999, we recorded a provision totaling $147,000 for executive severance expense. During the quarter ended April 2, 2000, we charged $65,000 to this provision.

(6) IMPAIRMENT RESERVE FOR RESTAURANTS TO BE DISPOSED

  In March 1998, we implemented a plan to close two restaurants. As part of this plan, we recorded a provision, which was adjusted in December 1999. The write-offs against this provision totaled $35,000 for the 13 weeks ended April 2, 2000 and $32,000 for the comparable period in 1999.

(7) RELATED PARTY TRANSACTIONS

    S&D Land Holdings, Inc. - We lease the real estate for three of our units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding shareholder and Chairman.

(8) INCOME TAXES

  The Company has generated net operating losses of approximately $16,295,000 which, if not used, will begin to expire in 2011. Future changes in ownership may place limitations on the use of these net operating loss carry-forwards. We have recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefit.

(9) NOTE PAYABLE

  On January 21, 2000 a note payable was signed with S&D Land Holdings Inc., a company wholly owned by the Company Chairman, for $750,000 to facilitate mortgage financing. The entire principal balance and accrued interest is payable twenty four months from the date of the note.

(10) FINANCING LEASE OBLIGATIONS

  In March 1999, we completed a sale-leaseback transaction involving three of our existing units that provided net proceeds of approximately $4.4 million. Under this financing we are obligated to make monthly payments of approximately $41,250 (which increases 4.04% every two years) for a minimum of twenty years.

  During January 2000, the Company completed mortgage financing for two of its existing units. The proceeds of this financing were $3.7 million. The Company is obligated under these agreements to make monthly payments of approximately $38,015 for a period of twenty years.

(11) COMMITMENTS AND CONTINGENCIES

CONSTRUCTION AND DEVELOPMENT CONTRACTS

  In conjunction with our expansion activity, we enter into fixed price construction contracts from time to time. At April 2, 2000, we had commitments outstanding under two contracts for construction of lodges in Vernon Hills and Addison Illinois. As of April 2, 2000, the balance remaining to be paid under these contracts was approximately $600,000.

Item 2.
                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

OVERVIEW

    The business of Famous Dave's of America, Inc. is to develop, own and operate casual dining restaurants under the name "Famous Dave's." As of April 2, 2000 we owned and operated thirty restaurants: fourteen in Minnesota, four in Wisconsin, three in Iowa, two in Illinois, three in Maryland and one each in Nebraska and Virginia. In addition, there were two restaurants located in Minnesota and Wisconsin operating under franchise agreements.

    Famous Dave's was formed in March 1994 and we opened our first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. We currently operate three lodge restaurants featuring hickory smoked off-the-grill entrees, a rustic Northwoods decor and big band music. In addition, we operate twenty-one nostalgic roadhouse barbecue shacks of which fourteen have been opened as, or converted to, a full service format that resembles the Lodge concept. We also operate two Blues Clubs (featuring authentic Chicago Blues Club decor and live music seven nights a week) and a Take-Out and Catering facility. All of our restaurants feature similar menu items, consistent preparation methods and uniform kitchen layouts.

    Future revenues and profits, if any, will depend upon various factors, including continued market acceptance of the Famous Dave's concept, the quality of our restaurant operations, our ability to successfully expand into new markets, the acceptance of our franchise concept, our ability to raise additional financing as needed and general economic conditions. There can be no assurance that we will successfully implement our expansion plans, in which case we will continue to be dependent on the revenues from existing operations. We also face all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of an expanding business. Furthermore, to the extent that our expansion strategy is successful, we must manage the transition to multiple-site and higher-volume operations, the control of overhead expenses and the addition of necessary personnel.

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

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 2, 2000.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our overall operating results expressed as a percentage of net revenue were as follows:



                                             THIRTEEN WEEKS ENDED
                                             April 2,      April 4,
                                               2000          1999
                                            (unaudited)   (unaudited)
                                            ----------    -----------
REVENUES, NET                                100.0%          100.0%
                                            ----------    -----------

UNIT-LEVEL COSTS AND EXPENSES:

  Food and beverage costs                     33.0%           34.1%
  Labor and benefits                          28.2%           28.1%
  Operating expenses                          23.3%           23.6%
  Depreciation and amortization                5.4%            5.9%
  Pre-opening expenses                         1.3%            1.0%
                                              ----            ----
     Total costs and expenses                 91.1%           92.7%
                                              ----            ----

INCOME FROM UNIT-LEVEL OPERATIONS              8.9%            7.3%

  General and administrative                   7.2%           10.3%
  Reserve for loss on closed sites             0.0%            0.0%
                                              ----            ----

INCOME (LOSS) FROM OPERATIONS                  1.7%           (3.0%)

  Other income (expense), net                 (1.4%)           0.0%
                                              ----            ----

NET INCOME (LOSS)                              0.3%           (3.0%)
                                              ----            ----



REVENUE, NET

     Net revenue for the thirteen weeks ended April 2, 2000 was $15,091,000 compared to $10,388,000 for the same period in 1999, a 45.3% increase. The increase in net revenue is primarily due to the addition of four restaurants opened during the four quarters subsequent to April 4, 1999, the purchase of four Red River Barbeque & Grille restaurants on the East coast, and an increase in same store sales. The Company has nineteen restaurants that have been open for more than eighteen months and these restaurants reported increases in same store sales of approximately 8.1% in the thirteen weeks ended April 2, 2000. This is the fourth consecutive quarter of comparable store sales increases for our company and is an improvement in comparable store sales performance from last year's first quarter decline of approximately 5%.

FOOD AND BEVERAGE COSTS

    Food and beverage costs for the thirteen weeks ended April 2, 2000 were $4,980,000 or 33.0% of net revenue, compared to $3,546,000 or 34.1% of net revenue for the same period in 1999. The decrease in food and beverage costs as a percent of net revenue was primarily due to increased revenue and improved purchasing economies, including contract pricing of certain pork items.

LABOR AND BENEFITS

    Labor and benefits for the thirteen weeks ended April 2, 2000 were $4,250,000 or 28.2% of net revenue, compared to $2,924,000 or 28.1% of net revenue for the same period in 1999. The increase in dollar cost of labor for 2000 is caused by the growth in number of restaurants compared to 1999. Labor costs as a percent of net revenue are higher in 2000 compared to 1999 due to the mix of full table service to counter service restaurants, as well as a heightened emphasis on

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



training and execution company-wide. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor. The migration toward full service dining in most of the Company's restaurants is part of management's strategy for increasing unit-level sales.



OPERATING EXPENSES

    For the thirteen weeks ended April 2, 2000, operating costs were $3,514,000 or 23.3% of net revenue, compared to $2,449,000 or 23.6% of net revenue for the same period in 1999. The increase in dollars of operating expense is related to the growth of restaurant units. The decrease in operating expense as a percent of net revenue is due to emphasizing cost reduction efforts. However, the savings as a percent of net revenue were impacted by property tax expense revisions to fully assessed building values and entertainer expense at our Chicago Blues Club.

DEPRECIATION AND AMORTIZATION

    Unit-level depreciation and amortization for the thirteen weeks ended April 2, 2000 was $814,000 or 5.4% of net revenue compared to $609,000 or 5.9% of net revenue during the same period in 1999. The decrease in unit-level depreciation and amortization percentage results from lower construction costs associated with units operating in 2000 compared to those operating in fiscal 1999. In addition, the effect of impairment write-downs made in the fourth quarter of fiscal 1999 contributed to the decrease of depreciation as a percentage of net revenue.

PRE-OPENING EXPENSES

    Pre-opening expenses were $192,000 or 1.3% of net revenue for the thirteen weeks ended April 2, 2000 compared to $103,000 or 1.0% of net revenue during the same period in 1999. Pre-opening expenses are charged to expense in the month that they are incurred. The 2000 expenses reflect the opening of units in Lincoln Nebraska, Vernon Hills Illinois, and Addison Illinois, compared to the Chicago Blues Club, which was in development in the same period in 1999.

INCOME FROM UNIT-LEVEL OPERATIONS

    Income from unit-level operations totaled $1,341,000 or 8.9% of net revenue for the thirteen weeks ended April 2, 2000, compared to $757,000 or 7.3 % of net revenue in the corresponding period of 1999, an increase of 77.1%. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of revenue, from 1999 to 2000 is attributable to the increase in net revenue from new and existing units and retail and other non-restaurant revenue and the other changes in costs and expenses as discussed previously.


GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the thirteen weeks ended April 2, 2000 were $1,079,000 or 7.2% of net revenue, compared to $1,069,000 or 10.3% of net revenue for the same period in 1999. The reduction in general and administrative expenses as a percent of net revenue reflects continued efforts to maximize efficiency as additional locations are opened, and the improved distribution of higher revenue spread over a controlled level of general and administrative expenses.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




INCOME (LOSS) FROM OPERATIONS

    Income from operations totaled $262,000 or 1.7% of net revenue, for the thirteen weeks ended April 2, 2000 compared to a loss from operations of $312,000 or 3.0% of net revenue, in the corresponding period in 1999. The increase in income is primarily attributable to increased flow through restaurant operations and control of general and administrative expense.


INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net, primarily represents interest expense on capital lease obligations, a line of credit and financing lease obligations. Interest expense was $225,000 or 1.5% of net revenue for the thirteen weeks ended April 2, 2000 compared to interest expense of $48,000 or 0.4% for same period in 1999. The increase in net expense from 1999 to 2000 was primarily due to an increase in interest expense on financing lease transactions that occurred during March 1999 and January 2000, interest incurred on a bank line of credit, and the elimination of short-term investments in 2000.


NET INCOME (LOSS) /NET INCOME (LOSS) PER COMMON SHARE

    The net income for the thirteen weeks ended April 2, 2000 was $51,000, or $.01 per share on 9,168,689 weighted average diluted shares outstanding, compared to net loss of $316,000 or $.04 per share on 8,837,590 weighted average shares outstanding, during the comparable period in 1999. The increase in net income and net income per share is attributable to increased income from restaurant and retail operations and emphasis on general and administrative expenses.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of April 2, 2000 we had cash and cash equivalents of approximately $987,000 compared to $1,712,000 as of January 2, 2000. The decrease in cash and cash equivalents reflects the use of cash for the purchase and/or development of property, equipment and leasehold improvements. (Approximately 2.2 million)

    At April 2, 2000 we were party to a credit agreement with a financial corporation which provides up to a $2,470,000 line of credit of which $1,544,000 is outstanding. This facility is secured by certain of our property, and in addition is guaranteed by and partially secured by the Chairman of the Company. The credit facility matured in April 2000 and has been extended to April 2002.

    On March 31, 1999 we completed a sale-leaseback transaction involving three of our existing units that provided net proceeds of approximately $4.4 million.

    Effective January 21, 2000 we closed on mortgage financing that provided proceeds of approximately 3.7 million for continued development of Company owned restaurants.

    We anticipate that future development and expansion will be funded primarily through cash and short-term investments, proceeds from the sale of additional equity and/or debt securities, and the proceeds from other forms of financing such as lease financing or other credit facilities. However, there can be no assurance that additional financing required will be available, or that the terms will be acceptable or favorable to us.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


SEASONALITY

    Our units typically generate higher revenues during the second and third quarters (which are summer months for our locations) than in the first and fourth quarters (which are winter months) as a result of our concentration of locations in the Illinois, Minnesota and Wisconsin market areas.

MARKET RISK SENSITIVITY

    The Company uses financial instruments, including fixed and variable rate debt, to finance operations. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instruments. There has been no material change in the Company's market risks associated with debt obligations during the quarter ended April 2, 2000.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: competition in the casual dining restaurant market; continued market acceptance of our concept; availability and terms of additional financing: our ability to open additional restaurants in a timely manner; consumer spending trends and habits; weather conditions in the regions in which we develop and operate restaurants; and laws and regulations affecting labor and employee benefit costs. For further information regarding these and other factors, see our Annual Report on Form 10-KSB for the fiscal year ended January 2, 2000.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.



Item 5.  Other Information

                None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         10.19 Agreement, dated as of January 21, 2000, by and between S&D Land Holdings, Inc., Grand Pines Resorts, Inc. and Famous Dave's of America, Inc.

         10.20 Promissory Note, dated January 21, 2000, by Famous Dave's of America, Inc. and payable to S&D Land Holdings, Inc., in the initial principal amount of $750,000.

         10.21 Loan Agreement, dated as of January 21, 2000, by and between FFCA Acquisition Corporation and MinWood Partners, Inc.

         10.22 Master Lease, dated as of January 21, 2000, by and between MinWood Partners, Inc. and Famous Dave's of America, Inc.


         27       Financial Data Schedule

         (b)  Reports on Form 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FAMOUS DAVE'S OF AMERICA, INC.


                                           /s/ Martin J. O'Dowd
                                           --------------------
                                           Martin J. O'Dowd
                                           President and Chief Executive Officer



                                           /s/ Kenneth J Stanecki
                                           ----------------------
                                           Kenneth J. Stanecki
                                           Chief Financial Officer









Date: May 12, 2000