Form 10-Q
period 2000-07-02
FAMOUS DAVE S OF AMERICA INC
filed 2000-08-08
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended July 2, 2000

 [] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                      to
                                  ----------------------   -------------------

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

                                  Yes [X]  No[ ]


     At August 2, 2000 there were 9,106,313 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                         FAMOUS DAVE'S OF AMERICA, INC.
                                 Form 10-Q Index
                                  July 2, 2000

                                                                                  Page Number
                                                                                  -----------
PART I          FINANCIAL INFORMATION

                Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets -                                   3
                 July 2, 2000 and January 2,2000

                Condensed Consolidated Statements of Operations -                         4
                 For the twenty-six weeks ended July 2, 2000 and
                 July 4,1999

                Condensed Consolidated Statements of Cash Flows -                         5
                 For the twenty-six weeks ended July 2, 2000 and
                 July 4, 1999

                Notes to Condensed Consolidated Financial Statements                      6

                Item 2.   Management's Discussion and Analysis of                         8
                 Financial Condition and Results of Operations

PART II         OTHER INFORMATION

                Items 1,2,4,5 and 6.
                                                                                          13
                Signatures                                                                15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JULY 2,        JANUARY 2,
                                                                                2000            2000
                                                                          -------------    ------------
                                                                            (Unaudited)
                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $   1,232,000    $  1,712,000
  Inventories                                                                 1,196,000       1,108,000
  Prepaids and other current assets                                           1,204,000       1,249,000
  Current maturities of notes receivable                                         54,000               0
                                                                          -------------    ------------
     Total current assets                                                     3,686,000       4,069,000

PROPERTY, EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                                         41,016,000      38,742,000

NOTES RECEIVABLE, NET OF CURRENT MATURITIES                                     866,000               0

OTHER ASSETS:
  Deposits                                                                      392,000         315,000
  Debt issuance costs, net                                                      417,000         200,000
                                                                          -------------    ------------

                                                                          $  46,377,000    $ 43,326,000
                                                                          =============    ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                          $   1,544,000    $  3,050,000
  Current portion of capital lease obligations                                1,064,000       1,026,000
  Current portion of note payable and financing lease obligations               312,000               0
  Accounts payable                                                            2,656,000       4,220,000
  Accrued payroll and related taxes                                             950,000         807,000
  Other current liabilities                                                   2,145,000       2,136,000
                                                                          -------------    ------------
     Total current liabilities                                                8,671,000      11,239,000

NOTE PAYABLE, NET OF CURRENT PORTION                                            500,000               0

FINANCING LEASE OBLIGATIONS, NET OF CURRENT PORTION                           8,213,000       4,500,000

DEFERRED GAIN, NET OF CURRENT PORTION                                           364,000               0

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
   PORTION                                                                      351,000         577,000
                                                                          -------------    ------------
     Total liabilities                                                       18,099,000      16,316,000
                                                                          -------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
    9,104,273 and 9,055,139 shares issued and outstanding                        91,000          91,000
  Additional paid-in capital                                                 43,378,000      43,265,000
  Accumulated deficit                                                       (15,191,000)    (16,346,000)
                                                                          -------------    ------------
     Total shareholders' equity                                              28,278,000      27,010,000
                                                                          -------------    ------------
                                                                          $  46,377,000    $ 43,326,000
                                                                          =============    ============



     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              THIRTEEN WEEKS ENDED                       TWENTY-SIX WEEKS ENDED
                                      -----------------------------------           -------------------------------
                                        JULY 2,                 JULY 4,               JULY 2,             JULY 4,
                                         2000                    1999                  2000                1999
                                      -----------            ------------           -----------         -----------
                                      (UNAUDITED)            (UNAUDITED)            (UNAUDITED)         (UNAUDITED)

OPERATING REVENUES, NET               $18,354,000            $ 12,647,000           $33,459,000         $23,046,000
                                      -----------            ------------           -----------         -----------

COSTS AND EXPENSES:
  Food and beverage costs               6,077,000               4,398,000            11,057,000           7,944,000
  Labor and benefits                    4,910,000               3,547,000             9,160,000           6,471,000
  Operating expenses                    3,996,000               2,852,000             7,510,000           5,257,000
  Depreciation and amortization           853,000                 693,000             1,667,000           1,302,000
  Pre-opening expenses                    162,000                 338,000               354,000             442,000
  General and administrative            1,559,000               1,062,000             2,638,000           2,175,000
                                      -----------            ------------           -----------         -----------
     Total costs and expenses          17,557,000              12,890,000            32,386,000          23,591,000
                                      -----------            ------------           -----------         -----------

INCOME (LOSS) FROM OPERATIONS             797,000                (243,000)            1,073,000            (545,000)
                                      -----------            ------------           -----------         -----------

OTHER INCOME (EXPENSE):
  Interest income                           8,000                       0                 8,000                   0
  Interest expense                       (355,000)                (49,000)             (580,000)            (64,000)
  Other income                             14,000                       0                14,000                   0
  Gain on sale of property                640,000                       0               640,000                   0
                                      -----------            ------------           -----------         -----------
                                          307,000                 (49,000)               82,000             (64,000)
                                      -----------            ------------           -----------         -----------

NET INCOME (LOSS)                     $ 1,104,000            $   (292,000)          $ 1,155,000         $  (609,000)
                                      ===========            ============           ===========         ===========

BASIC NET INCOME (LOSS) PER COMMON
SHARE                                 $      0.12            $      (0.03)          $      0.13         $     (0.07)
                                      ===========            ============           ===========         ===========

DILUTED NET INCOME (LOSS) PER
COMMON SHARE                          $      0.11            $      (0.03)          $      0.12         $     (0.07)
                                      ===========            ============           ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                  9,089,885               8,838,524             9,079,627           8,838,057
                                      ===========            ============           ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                9,760,151               8,838,524             9,471,926           8,838,057
                                      ===========            ============           ===========         ===========






     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   TWENTY-SIX WEEKS ENDED
                                                           -----------------------------------
                                                               JULY 2,             JULY 4,
                                                                2000                1999
                                                           ---------------     ---------------
                                                             (UNAUDITED)         (UNAUDITED)
 CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                                         $     1,155,000     $      (609,000)
 Adjustments to reconcile net income (loss) to
 cash flows from operating activities:
   Depreciation and amortization                                 1,781,000           1,460,000
 Reserve for restaurant closings                                   (67,000)            (57,000)
 Gain on sale of property                                         (640,000)                  0
   Changes in working capital items -
       Inventories                                                 (88,000)           (173,000)
       Prepaids and other current assets                            45,000            (120,000)
       Deposits                                                    (77,000)            (46,000)
       Accounts payable                                         (1,564,000)         (2,374,000)
       Accrued payroll and other taxes                             143,000              38,000
       Other current liabilities                                    30,000             (34,000)
                                                           ---------------     ---------------
          Cash flows from operating activities                     718,000          (1,915,000)
                                                           ---------------     ---------------

 CASH FLOWS FROM
    INVESTING ACTIVITIES:
 Purchase of available-for-sale securities                               0             (17,000)
 Proceeds from available-for-sale securities                             0             124,000
 Proceeds from sales of property                                   530,000                   0
 Purchase of property, equipment
   and leasehold improvements                                   (3,645,000)         (4,758,000)
                                                           ---------------     ---------------
          Cash flows from investing activities                  (3,115,000)         (4,651,000)
                                                           ---------------     ---------------

 CASH FLOWS FROM
    FINANCING ACTIVITIES:
 Payments on debt issuance costs                                  (226,000)                  0
 Net payments on line of credit                                 (1,506,000)            992,000
 Proceeds from financing lease obligation                        3,790,000           4,500,000
 Payments on financing lease obligations                           (15,000)                  0
 Payments on capital lease obligations                            (188,000)           (165,000)
 Proceeds from exercise of stock options                            62,000               5,000
                                                           ---------------     ---------------
          Cash flows from financing activities                   1,917,000           5,332,000
                                                           ---------------     ---------------

 DECREASE IN CASH
   AND CASH EQUIVALENTS                                           (480,000)         (1,234,000)

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                           1,712,000           1,951,000
                                                           ---------------     ---------------
 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                           $     1,232,000     $       717,000
                                                           ===============     ===============
 NONCASH INVESTING AND FINANCING
   ACTIVITIES:

 Conversion of other current liabilities for
   common stock                                            $        51,000     $             0
 Note payable issued for land acquired                     $       750,000     $             0
 Note receivable issued for sale of property &
   equipment                                               $       920,000     $             0
 Deferred gain on sale of property & equipment             $       394,000     $             0




     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 2, 2000
                                   (UNAUDITED)

(1)  GENERAL

Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") currently operates or franchises thirty-five restaurants under the name "Famous Dave's" in the Midwestern and Eastern regions of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "shack", or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of July 2, 2000 we operated or franchised thirty-five restaurants with two additional owned units in development in Illinois. As of July 4, 1999 we operated or franchised twenty-five restaurants, with one additional unit in development.

(2)  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by us following the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended January 2, 2000. In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the twenty-six week period ended July 2, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

(4)  INCOME FROM FRANCHISEES

     As of July 2, 2000 we had seven franchise units in operation, three in Minnesota, three in Wisconsin and one in Illinois. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.

(5)  SEVERANCE

     In December 1999, we recorded a provision totaling $147,000 for executive severance expense. During the quarter ended July 2, 2000, we charged $65,000 to this provision. During the twenty-six week period ended July 2, 2000, we charged $130,000 to this provision.

(6)  IMPAIRMENT RESERVE FOR RESTAURANTS TO BE DISPOSED

     In March 1998, we implemented a plan to close two restaurants. As part of this plan, we recorded a provision, which was adjusted in December 1999. The write-offs against this provision totaled $32,000 for the 13 weeks ended July 2, 2000 and $25,000 for the comparable period in 1999. The write-offs against this provision totaled $67,000 for the twenty-six week period ended July 2, 2000 and $57,000 for the comparable period in 1999.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JULY 2, 2000
                                   (UNAUDITED)

(7)  RELATED PARTY TRANSACTIONS

     S&D LAND HOLDINGS, INC. - We lease the real estate for three of our units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding shareholder and Chairman.

(8)  INCOME TAXES

     The Company has generated net operating losses of approximately $15,191,000 which, if not used, will begin to expire in 2011. Future changes in ownership may place limitations on the use of these net operating loss carry-forwards. We have recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefit.

(9)  NOTE PAYABLE

     On January 21, 2000 a note payable was signed with S&D Land Holdings Inc., a company wholly owned by the Company Chairman, for $750,000 to facilitate mortgage financing. The note is due January 21, 2002 and bears interest at 12%. This note requires monthly interest payments and principal payments of $250,000 on January 21, 2001, July 21, 2001 and January 21, 2002.

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

(11) DEFERRED GAIN AND NOTE RECEIVABLE

     During the thirteen weeks ended July 2, 2000, the company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchisees. The company recorded a note receivable of $920,000 as of July 2, 2000. The notes receivable bear interest at 9.6% and 12.0% and require monthly payments of principal and interest, are secured by equipment and mature through July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. The Company recorded a deferred gain on this sale and will recognize the gain over the term of the note receivable.

(12) COMMITMENTS AND CONTINGENCIES

CONSTRUCTION AND DEVELOPMENT CONTRACTS

     In conjunction with our expansion activity, we enter into fixed price construction contracts from time to time. At July 2, 2000, we had commitments outstanding under three contracts for construction of lodges in Addison, Lombard and North Riverside, Illinois. As of July 2, 2000, the balance remaining to be paid under these contracts was approximately $1.1 million.

ITEM 2.
                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The business of Famous Dave's of America, Inc. (Famous Dave's or the Company) is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of July 2, 2000 we owned and operated twenty-eight restaurants: thirteen in Minnesota, three in Wisconsin, three in Iowa, four in Illinois, three in Maryland and one each in Nebraska and Virginia. In addition, there were seven restaurants located in Minnesota, Wisconsin and Illinois operating under franchise agreements.

     Famous Dave's was formed in March 1994 and we opened our first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. We currently operate six lodge restaurants featuring hickory smoked off-the-grill entrees, a rustic Northwoods decor and big band music. In addition, we operate nineteen nostalgic roadhouse barbecue shacks of which twelve have been opened as, or converted to, a full service format that resembles the Lodge concept. We also operate two Blues Clubs (featuring authentic Chicago Blues Club decor and live music seven nights a week) and a Take-Out and Catering facility. All of our restaurants feature similar menu items, consistent preparation methods and uniform kitchen layouts.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Our overall operating results expressed as a percentage of restaurant revenues (which consist of restaurant, retail and ribfest revenues), net were as follows:


                                                         THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                         July 2,      July 4,        July 2,        July 4,
                                                          2000         1999           2000           1999
                                                      (unaudited)   (unaudited)    (unaudited)    (unaudited)
                                                      -----------   -----------    -----------    -----------
RESTAURANT REVENUES, NET                                 100.0%        100.0%        100.0%         100.0%
                                                      -----------   -----------    -----------    -----------

UNIT-LEVEL COSTS AND EXPENSES:

  Food and beverage costs                                33.5%         34.8%          33.3%          34.5%
  Labor and benefits                                     27.1%         28.1%          27.6%          28.1%
  Operating expenses                                     22.1%         22.6%          22.6%          22.8%
  Depreciation and amortization                           4.7%          5.5%           5.0%           5.7%
  Pre-opening expenses                                    0.9%          2.7%           1.1%           1.9%
                                                      -----------   -----------    -----------    -----------
     Total costs and expenses                            88.3%         93.6%          89.6%          93.0%
                                                      -----------   -----------    -----------    -----------

INCOME FROM UNIT-LEVEL OPERATIONS                        11.7%          6.4%          10.4%          7.0%




RESTAURANT REVENUES, NET
     Net restaurant, ribfest and retail revenue for the thirteen weeks ended July 2, 2000 was $18,116,000 compared to $12,631,000 for the same period in 1999, a 43.4% increase. The increase in net revenue is primarily due to the addition of three restaurants opened during the four quarters subsequent to July 4, 1999, the purchase of four Red River Barbeque & Grille restaurants on the East coast, and an increase in same store sales. For the twenty-six weeks ended July 2, 2000 net revenue was $33,207,000 compared to $23,019,000 for the same period in 1999, a 44.3% increase. The Company has twenty restaurants that have been open for more than eighteen months and these restaurants reported increases in same store sales of approximately 4.5% in the thirteen weeks ended July 2, 2000. This is the fifth consecutive quarter of comparable store sales increases for our company.

OTHER REVENUE
     Other revenue for the company consists of royalty revenues and franchise fees. Franchise revenues for the thirteen weeks ended July 2, 2000 were $219,000 compared to $16,000 for the thirteen weeks ended July 4, 1999. For the twenty-six weeks ended July 2, 2000, franchise revenues totaled $232,000 compared to $28,000 for the same period in 1999. Franchise revenue includes both franchise royalty income and franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no material services are required by the company. The Company currently has seven franchises open compared to two for the same period in 1999. During the quarter ended July 2,2000 the Company sold its sauce and seasoning retail line of business and now receives licensing royalty income. For the thirteen and twenty-six weeks ending July 2, 2000 the licensing royalty income was $20,000.

FOOD AND BEVERAGE COSTS

     Food and beverage costs for the thirteen weeks ended July 2, 2000 were $6,077,000 or 33.5% of net restaurant revenue, compared to $4,398,000 or 34.8% of net restaurant revenue for the same period in 1999. For the twenty-six weeks ended July 2, 2000 food and beverage costs were $11,057,000 or 33.3% of net restaurant revenue compared to $7,944,000 and 34.5% for the same period in 1999. The decrease in food and beverage costs as a percent of net restaurant revenue was primarily due to increased revenue and improved purchasing economies, including contract pricing of certain pork items.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LABOR AND BENEFITS

     Labor and benefits for the thirteen weeks ended July 2, 2000 were $4,910,000 or 27.1% of net restaurant revenue, compared to $3,547,000 or 28.1% of net restaurant revenue for the same period in 1999. For the twenty-six weeks ended July 2, 2000 labor and benefits were $9,160,000 or 27.6% of net restaurant revenue compared to $6,471,000 or 28.1% in 1999. The increase in dollar cost of labor for 2000 is caused by the growth in number of restaurants compared to 1999. Labor costs as a percent of net restaurant revenue are lower in 2000 compared to 1999 due to increased restaurant revenue and an increase in the number of restaurants that operate in states with "tip credits".

OPERATING EXPENSES

     For the thirteen weeks ended July 2, 2000, operating costs were $3,996,000 or 22.1% of net restaurant revenue, compared to $2,852,000 or 22.6% of net restaurant revenue for the same period in 1999. For the twenty-six weeks ended July 2, 2000 operating expenses totaled $7,510,000 or 22.6% of net restaurant revenue compared to $5,257,000 or $22.8% in 1999. The dollar increase in operating expense is related to the growth of restaurant units. The decrease in operating expense as a percent of net restaurant revenue is due to the emphasis placed on cost reduction efforts. However, the savings as a percent of net revenue were impacted by property tax expense revisions to fully assessed building values and entertainer expense at our Chicago Blues Club.

DEPRECIATION AND AMORTIZATION

     Unit-level depreciation and amortization for the thirteen weeks ended July 2, 2000 was $853,000 or 4.7% of net restaurant revenue compared to $693,000 or 5.5% of net restaurant revenue during the same period in 1999. For the twenty-six weeks ended July 2, 2000 depreciation and amortization was $1,667,000 or 5.0% of net restaurant revenue compared to $1,302,000 or 5.7% for the twenty-six weeks ended July 4, 1999. The decrease in unit-level depreciation and amortization percentage results from lower construction costs associated with units operating in 2000 compared to those operating in fiscal 1999 and an increase in operating revenues. In addition, the effect of impairment write-downs made in the fourth quarter of fiscal 1999 contributed to the decrease of depreciation as a percentage of net restaurant revenue.

PRE-OPENING EXPENSES

     Pre-opening expenses were $162,000 or .9% of net restaurant revenue for the thirteen weeks ended July 2, 2000 compared to $338,000 or 2.7% of net restaurant revenue during the same period in 1999. For the twenty-six weeks ended July 2, 2000 pre-opening expenses were $354,000 or 1.1% of net restaurant revenue compared to $442,000 or 1.9% of net restaurant revenue for the same period in 1999. Pre-opening expenses are charged to expense in the month that they are incurred. The 2000 expenses reflect the opening of units in Vernon Hills and Addison Illinois, and the development of one additional Illinois location in Lombard in addition to the conversions of four Red River Barbeque and Grille locations. This compares to the 1999 amount, which reflects the opening of the Chicago Blues Club.

INCOME FROM UNIT-LEVEL OPERATIONS

     Income from unit-level operations totaled $2,356,000 or 11.7% of net restaurant revenue for the thirteen weeks ended July 2, 2000, compared to $819,000 or 6.4 % of net restaurant revenue in the corresponding period of 1999. For the twenty-six weeks ended July 2, 2000 income from unit-level operations totaled $3,711,000 or 10.4% of net restaurant revenue compared to $1,630,000 or 7.0% for the same period in 1999. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of net restaurant revenue, from 1999 to 2000 is attributable to the increase in net revenue from new and existing units and other non-restaurant revenue and the other changes in costs and expenses as discussed previously.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the thirteen weeks ended July 2, 2000 were $1,559,000 or 8.5% of net operating revenue, compared to $1,062,000 or 8.4% of net operating revenue for the same period in 1999. For the twenty-six weeks ended July 2, 2000 general and administrative expenses were $2,638,000 or 7.9% compared to $2,175,000 or 9.4% in 1999. The increase in general and administrative expenses for the thirteen weeks ended July 2, 2000 reflects increased personnel at the corporate level to support restaurant and franchise growth. The decrease in general and administrative expense as a percent of net operating revenue for the twenty six weeks ended July 2, 2000 is due to an increase in operating revenues.

INCOME (LOSS) FROM OPERATIONS

     Income from operations totaled $797,000 or 4.3% of net operating revenue, for the thirteen weeks ended July 2, 2000 compared to a loss from operations of ($243,000) or (1.9%) of net operating revenue, in the corresponding period in 1999. For the twenty-six weeks ended July 2, 2000 income from operations was $1,073,000 or 3.2% compared to a loss of ($545,000) or ($2.4%) in 1999. The increase in income is primarily attributable to increased flow through restaurant operations and control of operating expenses and increased franchise royalty revenue and fees.


INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net, primarily represents interest expense on capital lease obligations, a line of credit and financing lease obligations. Interest and other income (expense), net was ($333,000) or (1.8%) of net operating revenue for the thirteen weeks ended July 2, 2000 compared to interest and other income (expense), net of ($49,000) or (0.4%) for same period in 1999. For the twenty-six weeks ended July 2, 2000 interest and other income (expense), net was ($558,000) or (1.7%) of net operating revenue compared to ($64,000) or (.3%) of net operating revenue for the same period in 1999. The increase in net expense from 1999 to 2000 was primarily due to an increase in interest expense on financing lease transactions that occurred during March 1999 and January 2000, interest incurred on a bank line of credit, and the elimination of short-term investments in 2000.

GAIN ON SALE OF PROPERTY
     During the thirteen weeks ended July 2, 2000 the Company recorded a gain on sale of property of $640,000 or 3.5% of net operating revenue associated with the sale of our sauce and seasoning retail businesses and the sale of two company-operated restaurants to franchisees.


NET INCOME (LOSS) /NET INCOME (LOSS) PER COMMON SHARE

     The net income for the thirteen weeks ended July 2, 2000 was $1,104,000 or $.11 per share on 9,760,151 weighted average diluted shares outstanding, compared to a net loss of ($292,000) or ($.03) per share on 8,838,524 weighted average shares outstanding during the comparable period in 1999. For the twenty-six weeks ended July 2, 2000 net income was $1,155,000 or $.12 per share on 9,471,926 weighted average diluted shares outstanding compared to a loss of ($609,000) or ($.07) per share on 8,838,057 weighted average shares outstanding for the same period in 1999. The increase in net income and net income per share is attributable to increased income from restaurant and franchise operations and an emphasis on controlled expenses.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of July 2, 2000 we had cash and cash equivalents of approximately $1,232,000 compared to $1,712,000 as of January 2, 2000. The decrease in cash and cash equivalents reflects the use of cash for the purchase and/or development of property, equipment and leasehold improvements. (Approximately $3.6 million)

     At July 2, 2000 we were party to a credit agreement with a financial corporation which provides up to a $4,500,000 line of credit of which $1,544,000 is outstanding. This facility is secured by certain of our property, and in addition is guaranteed by and partially secured by the Chairman of the Company. The credit facility matures in April 2002.

     On March 31, 1999 we completed a sale-leaseback transaction involving three of our existing units that provided net proceeds of approximately $4.4 million.

     Effective January 21, 2000 we closed on mortgage financing that provided proceeds of approximately $3.7 million for continued development of Company owned restaurants.

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

MARKET RISK SENSITIVITY

     The Company uses financial instruments, including fixed and variable rate debt, to finance operations. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instruments. There has been no material change in the Company's market risks associated with debt obligations during the quarter ended July 2, 2000.


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


Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     The following Table lists recent sales of unregistered securities by the
Company:

------------------------------------------------------------------------------------------------------------------------------------
Date           Title and Description     Amount of Securities                    Issued To               Consideration Received
               of Securities
------------------------------------------------------------------------------------------------------------------------------------
12/31/99       Common Stock              181,610                                 ProRiver, Inc.,         Issued in Connection with
                                                                                 Shareholders and        purchase of assets of
                                                                                 Creditors of            ProRiver, Inc.
                                                                                 ProRiver, Inc.
------------------------------------------------------------------------------------------------------------------------------------
12/31/99       Warrants to Purchase      Warrants to purchase an aggregate of    ProRiver, Inc.;         Issued in Connection with
               Common Stock              66,666 shares of Common Stock at an     Barman Capital, LLC     purchase of assets of
                                         exercise price of $5.00 per share                               ProRiver, Inc.
------------------------------------------------------------------------------------------------------------------------------------
12/31/99       Warrants to Purchase      Warrants to purchase an aggregate of    ProRiver, Inc.;         Issued in Connection with
               Common Stock              66,667 shares of Common Stock at an     Barman Capital, LLC     purchase of assets of
                                         exercise price of $6.00 per share                               ProRiver, Inc.
------------------------------------------------------------------------------------------------------------------------------------
12/31/99       Warrants to Purchase      Warrants to purchase an aggregate of    ProRiver, Inc.;         Issued in Connection with
               Common Stock              66,667 shares of Common Stock at an     Barman Capital, LLC     purchase of assets of
                                         exercise price of $7.00 per share                               ProRiver, Inc.
------------------------------------------------------------------------------------------------------------------------------------
3/2/00         Common Stock              20,000                                  ProRiver, Inc.          Issued in Connection with
                                                                                                         purchase of assets of
                                                                                                         ProRiver, Inc.
------------------------------------------------------------------------------------------------------------------------------------
7/10/00        Common Stock              20,000                                  ProRiver, Inc.          Issued in Connection with
                                                                                                         purchase of assets of
                                                                                                         ProRiver, Inc.
------------------------------------------------------------------------------------------------------------------------------------


Item 4.Submission of Matters to a Vote of Security Holders

     (a) On June 15, 2000, the Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held.

     (b) At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                    Shares Voted "For"          Shares Voted "Withheld"
                                                ---------------------------------------------------------------
     David W. Anderson                                  7,802,525                       42,970
     Thomas J. Brosig                                   7,801,270                       44,225
     Richard L. Monford                                 7,801,010                       44,485
     Martin J. O'Dowd                                   7,801,570                       43,925



     (c) The Shareholders approved an amendment to the Company's 1995 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,250,000 shares to 1,950,000 shares. 7,556,372 votes were cast in favor of the amendment; 262,308 votes opposed and 21,815 votes abstained.



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


                                        FAMOUS DAVE'S OF AMERICA, INC.


                                        /s/ Martin J. O'Dowd
                                        ---------------------
                                        Martin J. O'Dowd
                                        President and Chief Executive Officer



                                        /s/ Kenneth J Stanecki
                                        -----------------------
                                        Kenneth J. Stanecki
                                        Chief Financial Officer







Date: August 8, 2000