Form 10-Q
period 2000-10-01
FAMOUS DAVES OF AMERICA INC
filed 2000-11-08
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended October 1, 2000

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


       At November 3, 2000 there were 9,309,646 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes     No X
                                    ---    ---

                         FAMOUS DAVE'S OF AMERICA, INC.
                                 Form 10-Q Index
                                 October 1, 2000


                                                                                                              Page Number
                                                                                                              -----------

PART I                     FINANCIAL INFORMATION

                           Item 1.  Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets -                                                 3
                           October 1, 2000 and January 2, 2000

                           Condensed Consolidated Statements of Operations -                                       4
                            For the thirteen and thirty-nine weeks ended October 1, 2000 and October 3, 1999

                           Condensed Consolidated Statements of Cash Flows -                                       5
                            For the thirty-nine weeks ended October 1, 2000 and October 3, 1999

                           Notes to Condensed Consolidated Financial Statements                                    6

                           Item 2.   Management's Discussion and Analysis of                                       8
                            Financial Condition and Results of Operations

PART II                    OTHER INFORMATION

                           Items 1, 2 and 6.
                                                                                                                  13

                           Signatures
                                                                                                                  14


    PART I.  FINANCIAL INFORMATION
    ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            OCTOBER 1,       JANUARY 2,
                                                                              2000              2000
                                                                         --------------   ---------------
                                                                           (UNAUDITED)

                                             ASSETS
  CURRENT ASSETS:
   Cash and cash equivalents                                              $  2,252,000      $  1,712,000
   Inventories                                                               1,249,000         1,108,000
   Prepaids and other current assets                                         1,175,000         1,249,000
   Current maturities of notes receivable                                       54,000                 0
                                                                          ------------      ------------
    Total current assets                                                     4,730,000         4,069,000

PROPERTY, EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, NET                                                          43,295,000        38,742,000

NOTES RECEIVABLE NET OF CURRENT MATURITIES                                     853,000                 0

OTHER ASSETS:
 Deposits                                                                      366,000           315,000
 Debt issuance costs, net                                                      563,000           200,000
                                                                          ------------      ------------

                                                                          $ 49,807,000      $ 43,326,000
                                                                          ============      ============


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                          $    544,000      $  3,050,000
  Current portion of capital lease obligations                                 462,000         1,026,000
  Current portion of notes payable                                             809,000                 0
  Accounts payable                                                           2,463,000         4,220,000
  Accrued payroll and related taxes                                            965,000           807,000
  Other current liabilities                                                  2,266,000         2,136,000
                                                                          ------------      ------------
    Total current liabilities                                                7,509,000        11,239,000

NOTES PAYABLE, NET OF CURRENT PORTION                                        8,031,000                 0

FINANCING LEASE OBLIGATIONS                                                  4,500,000         4,500,000

DEFERRED GAIN, NET OF CURRENT PORTION                                          355,000                 0

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT
 PORTION                                                                       255,000           577,000
                                                                          ------------      ------------
    Total liabilities                                                       20,650,000        16,316,000
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares authorized,
   9,178,593 and 9,055,139 shares issued and outstanding                        92,000            91,000
  Additional paid-in capital                                                43,632,000        43,265,000
  Accumulated deficit                                                      (14,567,000)      (16,346,000)
                                                                          ------------      ------------
    Total shareholders' equity                                              29,157,000        27,010,000
                                                                          ------------      ------------
                                                                          $ 49,807,000      $ 43,326,000
                                                                          ============      ============



     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                        -------------------------------  ----------------------------
                                                            OCTOBER 1,     OCTOBER 3,      OCTOBER 1,     OCTOBER 3,
                                                               2000          1999            2000           1999
                                                        ---------------  --------------  -------------  -------------
                                                          (UNAUDITED)      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)


REVENUES, NET                                            $ 18,994,000    $ 12,707,000    $ 52,452,000    $ 35,753,000
                                                         ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
 Food and beverage costs                                    6,076,000       4,123,000      17,132,000      12,067,000
 Labor and benefits                                         5,271,000       3,451,000      14,431,000       9,922,000
 Operating expenses                                         4,091,000       3,043,000      11,601,000       8,442,000
 Depreciation and amortization                                928,000         725,000       2,700,000       2,027,000
 Pre-opening expenses                                         326,000          13,000         680,000         455,000
 General and administrative                                 1,422,000       1,024,000       3,955,000       3,057,000
                                                         ------------    ------------    ------------    ------------
  Total costs and expenses                                 18,114,000      12,379,000      50,499,000      35,970,000
                                                         ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                 880,000         328,000       1,953,000        (217,000)
                                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
 Interest income                                               25,000           6,000          34,000           6,000
 Interest expense                                            (322,000)       (197,000)       (903,000)       (261,000)
 Other income                                                  31,000               0          46,000               0
 Gain on sale of property                                      10,000               0         650,000               0
                                                         ------------    ------------    ------------    ------------
  Total other income (expense)                               (256,000)       (191,000)       (173,000)       (255,000)
                                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                        $    624,000    $    137,000    $  1,780,000    $   (472,000)
                                                         ============    ============    ============    ============

BASIC NET INCOME (LOSS) PER COMMON
SHARE                                                    $       0.07    $       0.02    $       0.20    $      (0.05)
                                                         ============    ============    ============    ============

DILUTED NET INCOME (LOSS) PER
COMMON SHARE                                             $       0.06    $       0.02    $       0.18    $      (0.05)
                                                         ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                        9,131,590       8,842,972       9,096,949       8,839,695
                                                         ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - DILUTED                                      9,962,304       8,842,972       9,635,386       8,839,695
                                                         ============    ============    ============    ============









     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       THIRTY-NINE WEEKS ENDED
                                                                   -------------------------------
                                                                      OCTOBER 1      OCTOBER 3
                                                                        2000           1999
                                                                   -------------------------------
                                                                     (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income (loss)                                                     $ 1,780,000    $  (472,000)
Adjustments to reconcile net income (loss) to
cash flows from operating activities:
 Depreciation and amortization                                          2,715,000      2,266,000
 Reserve for restaurant closings                                          (82,000)       (81,000)
 Gain on sale of assets                                                  (659,000)             0
 Changes in working capital items -
   Inventories                                                           (141,000)      (248,000)
   Prepaids and other current assets                                       74,000       (128,000)
   Deposits                                                               (51,000)       (15,000)
   Accounts payable                                                    (1,757,000)    (2,869,000)
   Accrued payroll and related taxes                                      158,000         76,000
   Other current liabilities                                              120,000         11,000
                                                                      -----------    -----------
     Cash flows from operating activities                               2,157,000     (1,460,000)
                                                                      -----------    -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES:
Purchase of available-for-sale securities                                       0        (24,000)
Proceeds from available-for-sale securities                                     0      1,648,000
Proceeds from sales of property                                           530,000              0
Receipts on notes receivable                                               13,000              0
Purchase of property, equipment
 and leasehold improvements                                            (6,429,000)    (5,857,000)
                                                                      -----------    -----------
     Cash flows from investing activities                              (5,886,000)    (4,233,000)
                                                                      -----------    -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
Advances on debt issuance costs                                          (378,000)             0
Net advances (payments) on line of credit                              (2,506,000)     3,725,000
Advances on notes payable                                               7,300,000      4,500,000
Payments on notes payable                                                (153,000)    (3,283,000)
Payments on capital lease obligations                                    (310,000)      (270,000)
Proceeds from exercise of stock options                                   316,000          7,000
                                                                      -----------    -----------
     Cash flows from financing activities                               4,269,000      4,679,000
                                                                      -----------    -----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                     540,000     (1,014,000)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                    1,712,000      1,951,000
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                        $ 2,252,000    $   937,000
                                                                      ===========    ===========

NONCASH INVESTING AND FINANCING
 ACTIVITIES:

Conversion of other current liabilities for
 common stock                                                         $    51,000    $         0
Notes payable issued for land and property & equipment                $ 1,117,000    $         0
Note receivable issued for sale of property &
 equipment                                                            $   920,000    $         0
Deferred gain on sale of property & equipment                         $   394,000    $         0






     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 1, 2000
                                   (UNAUDITED)

(1)   GENERAL

Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") currently operates or franchises thirty-seven restaurants under the name "Famous Dave's" in the Midwestern and Eastern regions of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "shack", or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of October 1, 2000 we operated or franchised thirty-seven restaurants with an additional three company-owned and two franchised units in development. As of October 3, 1999 we operated or franchised twenty-five restaurants, with one additional company-owned unit in development.

(2)   BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by us following the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended January 2, 2000. In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the thirty-nine week period ended October 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

(4) INCOME FROM FRANCHISEES

    As of October 1, 2000 we had seven franchise units in operation, three in Minnesota, three in Wisconsin and one in Illinois. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.

(5) SEVERANCE

    In December 1999, we recorded a provision totaling $147,000 for executive severance expense. During the quarter ended October 1, 2000, we charged $17,000 to this provision. During the thirty-nine week period ended October 1, 2000, we charged $147,000 to this provision.

(6) IMPAIRMENT RESERVE FOR RESTAURANTS TO BE DISPOSED

    In March 1998, we implemented a plan to close two restaurants. As part of this plan, we recorded a provision, which was adjusted in December 1999. The write-offs against this provision totaled $15,000 for the 13 weeks ended October 1, 2000 and $24,000 for the comparable period in 1999. The write-offs against this provision totaled $82,000 for the thirty-nine week period ended October 1, 2000 and $81,000 for the comparable period in 1999.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 OCTOBER 1, 2000
                                   (UNAUDITED)

(7) RELATED PARTY TRANSACTIONS

      S&D LAND HOLDINGS, INC. - We lease the real estate for three of our units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding shareholder and Chairman.

(8) INCOME TAXES

   The Company has generated net operating losses of approximately $14,566,000 which, if not used, will begin to expire in 2011. Future changes in ownership may place limitations on the use of these net operating loss carry-forwards. We have recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefit.

(9) NOTES PAYABLE

  On January 21, 2000 a note payable was signed with S&D Land Holdings Inc., a company wholly owned by the Company Chairman, for $750,000 to facilitate mortgage financing. The note is due January 21, 2002 and bears interest at 12%. The Company exercised our option to prepay a portion of the note and paid down $100,000 in the third quarter ended October 1, 2000. This note requires monthly interest payments and principal payments of $150,000 on January 21, 2001 and $250,000 on July 21, 2001 and January 21, 2002.

During January 2000, we completed a mortgage financing deal for two of our existing restaurants. The proceeds of this financing were $3.7 million. The Company is obligated to make monthly payments of $38,015 for a period of twenty years.

During August 2000, we completed a mortgage financing deal for two of our existing restaurants. The proceeds of this financing were $3.5 million. The Company is obligated to make monthly payments of $34,557 for a period of twenty years.

(10) FINANCING LEASE OBLIGATIONS

  In March 1999, we completed a sale-leaseback transaction involving three of our existing units that provided proceeds of approximately $4.5 million. Under this financing we are obligated to make monthly payments of approximately $41,250 (which increases 4.04% every two years) for a minimum of twenty years.


(11) DEFERRED GAIN AND NOTE RECEIVABLE

   During the second quarter ended July 2, 2000, the company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchises. The balance on the notes receivable was $907,000 as of October 1, 2000. The notes receivable bear interest at 9.6% and 12.0% and require monthly payments of principal and interest, are secured by equipment and mature through July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. The Company recorded a deferred gain on this sale and will recognize the gain over the term of the note receivable.

(12) COMMITMENTS AND CONTINGENCIES

CONSTRUCTION AND DEVELOPMENT CONTRACTS

   In conjunction with our expansion activity, we enter into fixed price construction contracts from time to time. At October 1, 2000, we had commitments outstanding under two contracts for construction of lodges in Lombard and North Riverside, Illinois. As of October 1, 2000, the balance remaining to be paid under these contracts was approximately $25,000.

ITEM 2.
                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The business of Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of October 1, 2000 we owned and operated thirty restaurants: thirteen in Minnesota, three in Wisconsin, three in Iowa, six in Illinois, three in Maryland and one each in Nebraska and Virginia. In addition, there were seven restaurants located in Minnesota, Wisconsin and Illinois operating under franchise agreements.

    Famous Dave's was formed in March 1994 and we opened our first restaurant in the Linden Hills neighborhood of Minneapolis in June 1995. We currently operate eight lodge restaurants featuring hickory smoked off-the-grill entrees, a rustic Northwoods decor and big band music. In addition, we operate nineteen nostalgic roadhouse barbecue shacks of which twelve have been opened as, or converted to, a full service format that resembles the Lodge concept. We also operate two Blues Clubs (featuring authentic Chicago Blues Club decor and live music seven nights a week) and a Take-Out and Catering facility. All of our restaurants feature similar menu items, consistent preparation methods and uniform kitchen layouts.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our overall operating results expressed as a percentage of restaurant revenues (which consist of restaurant, retail and ribfest revenues), net were as follows:


                                                         THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                       October 1,    October 3,    October 1,     October 3,
                                                          2000          1999          2000           1999
                                                      (unaudited)   (unaudited)    (unaudited)    (unaudited)
                                                      ------------  -------------  ------------  -------------
RESTAURANT REVENUES, NET                                 100.0%        100.0%        100.0%         100.0%
                                                      ------------- -------------  ------------  -------------

UNIT-LEVEL COSTS AND EXPENSES:


  Food and beverage costs                                32.4%         32.5%           33.0%          33.8%
  Labor and benefits                                     28.1%         27.2%           27.8%          27.8%
  Operating expenses                                     21.8%         24.0%           22.3%          23.6%
  Depreciation and amortization                           4.9%          5.7%            5.2%           5.7%
  Pre-opening expenses                                    1.7%          0.1%            1.3%           1.3%
                                                      -------       -------        --------      ---------
    Total costs and expenses                             88.9%         89.5%           89.6%          92.2%
                                                      -------       -------        --------      ---------

INCOME FROM UNIT-LEVEL OPERATIONS                        11.1%         10.5%           10.4%          7.8%



RESTAURANT REVENUES, NET
    Net restaurant, ribfest and retail revenue for the thirteen weeks ended October 1, 2000 was $18,768,000 compared to $12,693,000 for the same period in 1999, a 47.9% increase. The increase in net revenue is primarily due to the addition of five restaurants opened during the four quarters subsequent to October 3, 1999, the purchase of four Red River Barbeque & Grille restaurants on the East coast, and an increase in same store sales. For the thirty-nine weeks ended October 1, 2000 net revenue was $51,975,000 compared to $35,711,000 for the same period in 1999, a 45.5% increase. The Company has twenty restaurants that have been open for more than eighteen months and these restaurants reported increases in same store sales of approximately 8.5% in the thirteen weeks ended October 1, 2000. This is the sixth consecutive quarter of comparable store sales increases for our company.

OTHER REVENUE
    Other revenue for the company consists of royalty revenues and franchise fees. Franchise revenues for the thirteen weeks ended October 1, 2000 were $207,000 compared to $14,000 for the thirteen weeks ended October 3, 1999. For the thirty-nine weeks ended October 1, 2000, franchise revenues totaled $439,000 compared to $42,000 for the same period in 1999. Franchise revenue includes both franchise royalty income and franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no material services are required by the company. The Company currently has seven franchises open compared to two for the same period in 1999. During the quarter ended July 2, 2000 the Company sold its sauce and seasoning retail line of business and now receives licensing royalty income. For the thirteen weeks and thirty-nine weeks ending October 1, 2000 the licensing royalty income was $19,000 and $38,000 respectively.

FOOD AND BEVERAGE COSTS

    Food and beverage costs for the thirteen weeks ended October 1, 2000 were $6,076,000 or 32.4% of net restaurant revenue, compared to $4,123,000 or 32.5% of net restaurant revenue for the same period in 1999. For the thirty-nine weeks ended October 1, 2000 food and beverage costs were $17,132,000 or 33.0% of net restaurant revenue compared to $12,067,000 and 33.8% for the same period in 1999. The decrease in food and beverage costs as a percent of net restaurant revenue was primarily due to improved purchasing economies, including contract pricing of certain pork items.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LABOR AND BENEFITS

    Labor and benefits for the thirteen weeks ended October 1, 2000 were $5,271,000 or 28.1% of net restaurant revenue, compared to $3,451,000 or 27.2% of net restaurant revenue for the same period in 1999. For the thirty-nine weeks ended October 1, 2000 labor and benefits were $14,431,000 or 27.8% of net restaurant revenue compared to $9,922,000 or 27.8% in 1999. The increase in dollar cost of labor for 2000 is caused by the growth in number of restaurants compared to 1999. Labor costs as a percent of net restaurant revenue were higher for the thirteen weeks ended October 1, 2000 compared to the comparable period in 1999 due to the sale of our sauce and seasoning lines of business in the second quarter 2000. The low labor costs associated with the additional retail revenue lowered the 1999 labor costs as a percent of net restaurant revenue.

OPERATING EXPENSES

    For the thirteen weeks ended October 1, 2000, operating costs were $4,091,000 or 21.8% of net restaurant revenue, compared to $3,043,000 or 24.0% of net restaurant revenue for the same period in 1999. For the thirty-nine weeks ended October 1, 2000 operating expenses totaled $11,601,000 or 22.3% of net restaurant revenue compared to $8,442,000 or $23.6% in 1999. The dollar increase in operating expense is related to the growth of restaurant units. The decrease in operating expense as a percent of net restaurant revenue is due to increased revenue at both new and existing units and an emphasis placed on cost reduction efforts. However, the savings as a percent of net revenue were impacted by property tax expense revisions to fully assessed building values and entertainer expense at our Chicago Blues Club.

DEPRECIATION AND AMORTIZATION

    Unit-level depreciation and amortization for the thirteen weeks ended October 1, 2000 was $928,000 or 4.9% of net restaurant revenue compared to $725,000 or 5.7% of net restaurant revenue during the same period in 1999. For the thirty-nine weeks ended October 1, 2000 depreciation and amortization was $2,700,000 or 5.2% of net restaurant revenue compared to $2,027,000 or 5.7% for the thirty-nine weeks ended October 3, 1999. The decrease in unit-level depreciation and amortization percentage results from lower construction costs associated with units operating in 2000 compared to those operating in fiscal 1999 and an increase in operating revenues. In addition, the effect of impairment write-downs made in the fourth quarter of fiscal 1999 contributed to the decrease of depreciation as a percentage of net restaurant revenue.

PRE-OPENING EXPENSES

   Pre-opening expenses were $326,000 or 1.7% of net restaurant revenue for the thirteen weeks ended October 1, 2000 compared to $13,000 or 0.1% of net restaurant revenue during the same period in 1999. For the thirty-nine weeks ended October 1, 2000 pre-opening expenses were $680,000 or 1.3% of net restaurant revenue compared to $455,000 or 1.3% of net restaurant revenue for the same period in 1999. Pre-opening expenses are charged to expense in the month that they are incurred. The 2000 expenses reflect the opening of four units in Illinois in addition to the conversions of four Red River Barbeque and Grille locations. This compares to the 1999 amount, which reflects the opening of the Chicago Blues Club and the Lincoln location.

INCOME FROM UNIT-LEVEL OPERATIONS

    Income from unit-level operations totaled $2,302,000 or 12.1% of net operating revenue for the thirteen weeks ended October 1, 2000, compared to $1,352,000 or 10.6% of net operating revenue in the corresponding period of 1999. For the thirty-nine weeks ended October 1, 2000 income from unit-level operations totaled $5,908,000 or 11.3% of net operating revenue compared to $2,840,000 or 7.9% for the same period in 1999. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of net operating revenue, from 1999 to 2000 is attributable to the increase in net revenue from new and existing units and other non-restaurant revenue and the other changes in costs and expenses as discussed previously.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the thirteen weeks ended October 1, 2000 were $1,422,000 or 7.5% of net operating revenue, compared to $1,024,000 or 8.1% of net operating revenue for the same period in 1999. For the thirty-nine weeks ended October 1, 2000 general and administrative expenses were $3,955,000 or 7.5% compared to $3,057,000 or 8.6% in 1999. The increase in general and administrative expenses for the thirteen and thirty-nine weeks ended October 1, 2000 reflects increased personnel at the corporate level to support restaurant and franchise growth. The decrease in general and administrative expense as a percent of net operating revenue for the thirteen and thirty-nine weeks ended October 1, 2000 is due to an increase in operating revenues.

INCOME (LOSS) FROM OPERATIONS

   Income from operations totaled $880,000 or 4.6% of net operating revenue, for the thirteen weeks ended October 1, 2000 compared to $328,000 or 2.6% of net operating revenue, in the corresponding period in 1999. For the thirty-nine weeks ended October 1, 2000 income from operations was $1,953,000 or 3.7% compared to a loss of ($217,000) or (0.6%) in 1999. The increase in income is primarily attributable to increased flow through restaurant operations and control of operating expenses and increased franchise royalty revenue and fees.


INTEREST AND OTHER INCOME (EXPENSE), NET

   Interest and other income (expense), net, primarily represents interest expense on capital lease obligations, a line of credit, notes payable and financing lease obligations. Interest and other income (expense), net was ($266,000) or (1.4%) of net operating revenue for the thirteen weeks ended October 1, 2000 compared to interest and other income (expense), net of ($191,000) or (1.5%) for same period in 1999. For the thirty-nine weeks ended October 1, 2000 interest and other income (expense), net was ($823,000) or (1.6%) of net operating revenue compared to ($255,000) or (0.7%) of net operating revenue for the same period in 1999. The increase in net expense from 1999 to 2000 was primarily due to additional borrowings and the corresponding interest expense on notes payable, interest incurred on a bank line of credit, and the elimination of short-term investments in 2000.

GAIN ON SALE OF PROPERTY
   During June, 2000 the Company recorded a gain on sale of property associated with the sale of our sauce and seasoning retail businesses and the sale of two company-operated restaurants to franchisees. The Company also recorded a $394,000 deferred gain, of which $10,000 or 0.1% was recognized in the thirteen weeks ended October 1, 2000. For the thirty-nine weeks ended October 1, 2000 the gain on sale of property was $650,000 or 1.2% of net operating revenue.


NET INCOME (LOSS) /NET INCOME (LOSS) PER COMMON SHARE

   The net income for the thirteen weeks ended October 1, 2000 was $624,000 or $.06 per share on 9,962,304 weighted average diluted shares outstanding, compared to $137,000 or $.02 per share on 8,842,972 weighted average shares outstanding during the comparable period in 1999. For the thirty-nine weeks ended October 1, 2000 net income was $1,780,000 or $.18 per share on 9,635,386 weighted average diluted shares outstanding compared to a loss of ($472,000) or ($.05) per share on 8,839,695 weighted average shares outstanding for the same period in 1999. The increase in net income and net income per share is attributable to increased income from restaurant and franchise operations and an emphasis on controlled expenses, but is offset by an increase in the number of shares outstanding.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of October 1, 2000 we had cash and cash equivalents of approximately $2,252,000 compared to $1,712,000 as of January 2, 2000. The increase in cash and cash equivalents reflects additional earnings, cash from financing activities and the use of cash for the purchase and/or development of property, equipment and leasehold improvements.
(Approximately $6.5 million)

   At October 1, 2000 we were party to a credit agreement with a financial corporation which provides up to a $4,500,000 line of credit of which $544,000 is outstanding. This facility is secured by certain of our property, and in addition is guaranteed by and partially secured by the Chairman of the Company. The credit facility matures in April 2002.

   On March 31, 1999 we completed a sale-leaseback transaction involving three of our existing units that provided proceeds of approximately $4.5 million.

    As of October 1, 2000 we have mortgage financings secured by land and buildings that provided proceeds of approximately $7.2 million for continued development of Company owned restaurants.

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

MARKET RISK SENSITIVITY

    The Company uses financial instruments, including fixed and variable rate debt, to finance operations. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instruments. There has been no material change in the Company's market risks associated with debt obligations during the quarter ended October 1, 2000.


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


Item 2.  Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities

                On August 22, 2000, we completed an acquisition of certain assets comprising one restaurant known as Cascade Restaurant, Inc., d/b/a Hunter's Restaurant & Pub, which restaurant is located in Sterling, Virginia. The purchase was completed in part through the issuance of 70,000 shares of our common stock to the shareholders of Cascade Restaurant, Inc. For purposes of the transaction, the common stock was valued at $3.50 per share. In connection with this issuance, the company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the Company's belief that the transaction did not involve any public offering. We have undertaken to register the shares issued in connection with the acquisition. In that regard, we filed a registration statement on Form S-3 covering the resale of such shares with the Securities and Exchange Commission on October 24, 2000. This registration statement was declared effective by the SEC on November 3, 2000. The Company will receive no proceeds from any sale of the Company's common stock by the selling shareholders under the registration statement.



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









Date: November 8, 2000