Form 10-K
period 2000-12-31
FAMOUS DAVES OF AMERICA INC
filed 2001-03-29
CIK 1021270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

    [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

        [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------    -------------------

                         COMMISSION FILE NUMBER: 0-21625

                         FAMOUS DAVE'S OF AMERICA, INC.
                                  (Registrant)

          Minnesota                                                  41-1782300
          (State or other jurisdiction of incorporation or           (IRS Employer Identification
          organization)                                              No.)
          7657 Anagram Dr.
          Eden Prairie, MN                                           55344
          (Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (952) 294-1300

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

                             Yes [X]       No[ ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The issuer had total revenues of $70,160,000 for its fiscal year ended December 31, 2000.

    As of March 26, 2001, assuming as market value the price of $4.125 per share (the last per share sales price of Famous Dave's of America, Inc.'s Common Stock on The NASDAQ National Market(SM) on March 26, 2001), the aggregate market value of shares held by non-affiliates was $30,996,677.25.

    As of March 26, 2001 we had outstanding 9,345,846 shares of Common Stock, $.01 par value.

    Transitional Small Business Disclosure Format:    Yes [ ]       No [X]

    Documents Incorporated by Reference: Portions of our Proxy Statement for our Annual Meeting of Shareholders to be conducted in June, 2001 (the "2001 Proxy Statement") are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2001 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2000.



                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                              NO.
                                                                                              ---
    PART I

    Item 1.         Business.......................................................   .........3
    Item 2.         Properties.....................................................   .........9
    Item 3.         Legal Proceedings..............................................   ........10
    Item 4.         Submission of Matters to a Vote of Security Holders............   ........10

    PART II

    Item 5.         Market for Registrant's Common Equity and Related Stockholder
                      Matters......................................................   ........11
    Item 6.         Selected Financial Data........................................   ........12
    Item 7.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................   ........13
    Item 8.         Consolidated Financial Statements..............................   ........22
    Item 9.         Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure..........................   ........22
    PART III

    Item 10.        Directors and Executive Officers of the Registrant.............   ........23
    Item 11.        Executive Compensation.........................................   ........23
    Item 12.        Security Ownership of Certain Beneficial Owners and
                      Management...................................................   ........23
    Item 13.        Certain Relationships and Related Transactions.................   ........23
    Item 14.        Exhibits and Reports on Form 8-K...............................   ........23
    SIGNATURES      ...............................................................   ........24

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Famous Dave's of America, Inc. ("Famous Dave's")(SM) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 31, 2000, we operated thirty-three restaurants under the name "Famous Dave's". An additional nine franchise restaurants were also operating under the name "Famous Dave's". Seventeen restaurants were located in Minnesota, eight in Illinois, six in Wisconsin, three each in Iowa and Maryland, two each in Utah and Virginia and one in Nebraska. Two additional company-owned units were under construction in the Chicago area as of December 31, 2000 and opened in the first quarter of 2001. One additional franchise restaurant was under construction in Omaha, Nebraska, which also opened during the first quarter of 2001.

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

Key elements of our concept include the following:

         High Quality Food. Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill favorites such as flame-grilled St. Louis-style ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Enticing side items such as honey-buttered corn bread, potato salad, coleslaw, Shack Fries(TM) and Wilbur Beans(TM) accompany the broad entree selection. Homemade desserts, including Famous Dave's Bread Pudding and Hot Fudge Kahlua(TM) Brownies, are a specialty. To complement our smoked meat entree and appetizer items and to suit different customer tastes, Famous Dave's BBQ Sauces come in six variations: Rich & Sassy(TM), Texas Pit(TM), Georgia Mustard(TM), Hot & Sassy(TM), Devil's Spit(TM) and Sweet and Zesty(TM). These sauces and a variety of prepared meats and seasonings are also distributed throughout the country under licensing agreements in retail grocery stores. We believe that our high quality food is a principal point of differentiation between Famous Dave's and other casual dining competitors and is a significant contributing factor to our level of repeat business.

         Distinctive Environment -- Decor and Music. In late 1997, we introduced the "Lodge" format which features decor reminiscent of a comfortable "Northwoods" hunting lodge with a full service dining room and bar. By the end of fiscal 2000, we operated ten units under the lodge format, including two locations in each of the Minneapolis and Utah markets, three in the metropolitan Chicago area and one each in Lincoln, Nebraska and Sterling, Virginia. Our original theme, a nostalgic roadhouse shack ("Shack") is promoted by the abundant use of rustic antiques, items of Americana from the '30s and '40s and emphasizes a very casual experience with emphasis on value and speed of delivery. While initially the Shack format only offered counter service, fourteen Shacks have been opened as or converted to full service dining. In addition, we have developed a larger "Blues Club" format that features authentic Chicago Blues Club decor and live music seven nights a week. We currently operate one Blues Club in the Minneapolis market and one in downtown Chicago.

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

OPERATING STRATEGY

Key elements of our operating strategy include the following:

         Operational Simplicity. In our counter-service shacks, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques. The counter-service shack menu focuses on a number of popular smoked meat barbecue entree items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs and the elimination of a need for highly compensated chefs. By controlling the number of menu items and using simplified food preparation processes, meals can be served quickly and consistently. In the full-service restaurants, we seek to provide a broader menu that will appeal to a variety of tastes and may be used on more frequent dining occasions. To enhance our appeal and expand our audience, we have added such items as catfish fingers, specialty salads and other promotional products. As the menu broadens and food preparation techniques become more focused on meals prepared to order, an increased training requirement is necessary in order to prepare our staff for increased sophistication in guest service. Additional staff costs and training expense is justified, we believe, by the greater revenue produced by the full-service restaurants when compared to counter-service restaurants. Average weekly volume for the twenty-three full service restaurants was $44,400 with ten restaurants above this average and thirteen below. The range was from a low of $21,700 to a high of $108,600 per week. Average weekly volume for the seven counter-service restaurants was $36,900 with three restaurants above this average and four below. The range was from a low of $26,500 to a high of $50,500 per week

         Recruiting, Training and Retaining Employees. We believe that a key component of the success of our concept rests with the ability to hire, train and motivate qualified restaurant employees. We believe that by providing training, competitive compensation and opportunities for employee involvement and advancement, we encourage a sense of personal commitment from our employees. In 1997, we instituted Hog Heaven University, which augments our technical training with programs aimed at improving the personal development skills of our managers. We believe that our competitive compensation, employee involvement and streamlined operating system help enable us to attract and retain qualified restaurant managers and employees.

         Take-out - Focus on Customer Convenience. We seek to provide our customers with maximum convenience by offering convenient take-out service in addition to our lively and entertaining sit-down experience. We believe that Famous Dave's entrees and side dishes are viewed by guests as traditional American "picnic foods" that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. We believe the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive to customers, and approximately 22% of our restaurant revenues are derived from this method. Our restaurants have been designed specifically to accommodate a significant level of take-out sales, including a separate take-out counter. In addition, we have added a drive-thru window to an existing counter-service shack and are evaluating its impact on sales.

         Style of Service. A majority of our locations utilize a full-service style of serving guests. Through 1997, all of our shacks used a more limited, counter-style of service with self-service seating and drink selection. In 1998, four of these units were converted to full service locations, and six more shacks were opened as full service facilities. On December 31, 1999, we acquired four full-service locations in the Washington D.C. market and converted them to Famous Dave's during fiscal 2000. In fiscal 2000 we opened seven additional full-service locations. We continue to evaluate the advantages of the full-service format on a location by location basis.

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

         Attractive Value-to-Price Relationship. Famous Dave's offers high quality food and distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5 to $18 resulting in an average check of approximately $11.80 during fiscal 2000.

EXPANSION STRATEGY

    We believe that the casual dining niche of the restaurant industry offers strong growth opportunities for us because this niche of the restaurant market is highly fragmented. The key elements of our growth strategy include the following:

         Targeted Expansion. We believe that there are significant growth opportunities for Famous Dave's restaurants throughout the United States. We generally intend to enter new markets with a full-service restaurant in high profile, heavy traffic retail locations in order to build brand awareness. We currently plan to concentrate our expansion primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness and creating opportunities for operating, distribution and marketing efficiencies. In late 1997, we opened our first lodge restaurant and currently anticipate using this format as our primary growth vehicle. We anticipate opening six to eight additional units in fiscal 2001 and plan to target our expansion in the Chicago and Washington D.C./Baltimore markets. We intend to finance our development through the use of cash flow, funds available under existing and future lines of credit, and through forms of real estate related financing such as mortgages, sale-leaseback financing, build to suit arrangements, and other similar financing. On March 31, 1999 we closed on a sale-leaseback financing transaction that provided net proceeds of approximately $4.4 million, and as of December 31, 2000 we had mortgage financing that provided approximately $7.2 million for continued development. There can be no assurance that any future financing will be available, nor on terms acceptable to us.

         Flexible Unit Formats: Because of variable unit formats, we believe we can tailor the Famous Dave's concept to a variety of markets, demographic areas and real estate locations. Management believes the flexibility in building size, type of construction and configuration, as well as a variable service structure permits locations in a variety of economic and demographic areas throughout different markets.

FRANCHISE PROGRAM

    At December 31, 2000 we had nine franchise units in operation, three each in Minnesota, Wisconsin and Illinois. Area Development agreements representing commitments from franchisees to build an additional 27 restaurants were in place as of December 31, 2000. There can be no assurance that these franchisees will fulfill these commitments. We continue to pursue a more aggressive franchise program for our restaurants and anticipate that ten to twelve additional franchise units will open during fiscal 2001.

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

    All General Managers must complete a training program, during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New staff members participate in approximately three weeks of training under the close supervision of our management. We strive to instill enthusiasm and dedication in our employees and regularly solicit employee suggestions concerning our operations and endeavors in order to be responsive to employees' concerns. In addition, we have numerous programs designed to recognize and reward employees for superior performance. Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general each shack or lodge unit has between 25 and 120 employees.

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

    Included in the distribution and supply arrangement is a provision to distribute pork and meat products provided under a separate contract with a national meatpacking concern. We entered into a revised contract with this meat supplier during 1998 that resulted in the reduction of certain meat prices, particularly pork, for part of 1998 and for a portion of 1999. During the early part of 1999, we modified this agreement to include fixed prices on certain pork products that had fallen in price during the contract term.

    Contract pricing accounts for approximately 78% of all of our food purchases. These contracts are typically negotiated during the second quarter of each year and fix purchase prices for twelve months. As a result of our negotiated purchase prices, the cost of these food items, taken as a whole, have been essentially flat from 1999 to 2000 and from 2000 to 2001.

    We believe that our relationships with our distributor and food suppliers are excellent, and anticipate no interruption in the supply of product delivered by any of these firms. In case of a supply disruption, however, we believe we could obtain competitive products and prices on short notice from a number of alternative suppliers.

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

    Our unit-level point-of-sale, time management and inventory management systems provide data for posting to our general ledger and to other accounting subsystems. The general ledger system provides various management reports comparing actual and budgeted results. The results are reported to and reviewed by management. Such reporting includes: (i) daily reports of revenues, (ii) weekly reports of selected controllable unit expenses and (iii) detailed monthly reports of revenues and expenses. We continue to develop and implement new enhancements to our systems, and a number of new developments in communication, food and labor cost management and unit level efficiency are among the enhancements we are evaluating at the present time.

MARKETING AND PROMOTION

    Marketing and promotion for the owned and operated restaurants have relied primarily upon an extensive publicity effort, direct mail, and 4-walls/property line marketing. Our 2001 business plan calls for the expenditure of approximately 2.8% of revenues on marketing and advertising. In addition, we are also creating awareness and equity in the Famous Dave's brand through partnerships that extend our BBQ sauces, seasonings and prepared entrees in retail outlets across the United States.

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

    To the extent that Famous Dave's offers and sells franchises, we are also subject to federal regulation and certain state laws that govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and the termination or non-renewal of a franchise. Bills have been introduced in Congress from time to time that would provide for federal regulation of substantive aspects of the franchiser-franchisee relationship. As proposed, such legislation would limit, among other things, the duration and scope of non-competition provisions, the ability of a franchiser to terminate or refuse to renew a franchise, and the ability of a franchiser to designate sources of supply.

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

EMPLOYEES

    As of December 31, 2000, Famous Dave's had approximately 1,800 employees, of which approximately 35% were full-time. None of our employees are covered by a collective bargaining agreement. Management believes that our relationships with our employees are satisfactory.


ITEM 2. PROPERTIES

    The following table sets forth certain information about our existing company-owned restaurant locations and locations in development as of December 31, 2000:

                                                SQUARE    INTERIOR       LAND OWNED         DATE OPENED OR
              LOCATION                FORMAT   FOOTAGE     SEATS         OR LEASED       PLANNED TO BE OPENED
  ---------------------------------- -------- ---------- --------- -------------------- -----------------------
  Roseville, MN                      Shack     4,800      105             Leased                June 1996
  Calhoun Square (Minneapolis, MN)   Club     10,500      380             Leased              September 1996
  Maple Grove, MN                    Shack     5,200      125             Owned*                April 1997
  Highland Park, St. Paul, MN        Shack     5,200      125             Leased                June 1997
  Stillwater, MN                     Shack     5,200      130             Owned*                July 1997
  Apple Valley, MN                   Shack     3,800       90             Owned*               July 1997
  Madison, WI                        Shack     4,800       95             Leased               August 1997
  Grand Chute, WI (Appleton, WI)     Shack     2,900       80              Owned               October 1997
  Forest Lake, MN                    Shack     4,500      100             Leased               October 1997
  Minnetonka, MN                     Lodge     5,500      140             Leased              December 1997
  Plymouth, MN                       Shack     2,100       20             Leased              December 1997
  West St. Paul, MN                  Shack     6,800      140             Leased              January 1998
  Rochester, MN                      Shack     5,200      140             Leased              February 1998
  Janesville, WI                     Shack     5,200      130             Leased                March 1998
  West Des Moines, IA                Shack     5,500      150             Leased                April 1998
  Des Moines, IA                     Shack     5,800      150             Leased                April 1998
  Naperville, IL                     Lodge     5,500      170             Leased                April 1998
  Cedar Falls, IA                    Shack     5,400      130             Leased              September 1998
  Bloomington, MN                    Shack     5,400      140             Leased              October 1998
  Woodbury, MN                       Lodge     5,900      180              Owned               October 1998
  Chicago, IL                        Club     17,000      450             Leased                 May 1999
  Lincoln, NE                        Lodge     6,300      190              Owned              December 1999
  Columbia, MD                       Shack     7,200      270             Leased               January 2000
  Annapolis, MD                      Shack     7,000      210             Leased               January 2000
  Frederick, MD                      Shack     5,600      180             Leased               January 2000
  Woodbridge, VA                     Shack     5,600      190             Leased               January 2000
  Vernon Hills, IL                   Lodge     6,600      230             Leased              February 2000
  Addison IL                         Lodge     4,600      140              Owned               March 2000
  Lombard, IL                        Lodge     7,200      250             Leased                July 2000
  North Riverside, IL                Shack     5,000      160             Leased               August 2000
  Midvale, UT                        Lodge     6,500      230             Leased               October 2000
  Layton, UT                         Lodge     5,900      190             Leased               October 2000
  Sterling, VA                       Lodge     5,200      200             Leased              December 2000
  Carpentersville, IL                Lodge     6,000      227             Leased              February 2001
  Streamwood, IL                     Lodge     7,200      260             Leased                March 2001
  Oakton, VA                         Lodge     4,300      150             Leased                 May 2001

All seat count and square footage amounts are approximate

*Unit is collateral in a sale-leaseback financing

    The development cost of our restaurants varies depending primarily on the size and style of the restaurant and whether it is a conversion of an existing building or a newly constructed unit. Since inception and through fiscal 2000, the development cost of existing shack or lodge restaurants has ranged from approximately $700,000 to $2,350,000 per restaurant for conversions ranging in size from 2,900 square feet to 7,200 square feet, and from $1,330,000 to $2,400,000 per restaurant for new construction ranging in size from 4,500 square feet to 6,300 square feet. Such development cost includes construction, fixtures, furniture and equipment, and pre-opening costs, but does not include the cost of purchased land as it has been our general practice to lease the majority of our sites. The development cost of the existing 10,500 square foot Blues Club in Minneapolis was approximately $2.8 million, including pre-opening expenses of approximately $180,000. Development of the Chicago Blues Club cost an estimated $6.9 million including approximately $482,000 for pre-opening expense.

    There can be no assurances that units planned for 2001 and later will open when planned, or at all, due to the risks associated with the development of new units, such as governmental approvals and the availability of capital, many of which are beyond our control.

    Famous Dave's leased restaurant facilities are occupied under agreements with terms ranging from four to 15 years, excluding renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Our executive offices are located in approximately 12,500 square feet in Eden Prairie, Minnesota, under a lease expiring in 2003.


ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Our Common Stock is traded on The NASDAQ National Market(SM) under the symbol DAVE. Our Common Stock was quoted on The NASDAQ SmallCap Market from November 5, 1996 through July 24, 1997 and The NASDAQ National Market after July 24, 1997.

    The following table summarizes the high and low closing sale prices per share of the Common Stock for the periods indicated, as reported on the NASDAQ National Market(SM):

                               1999                   HIGH       LOW
                               ----                   ----       ---
                            1st Quarter               3.75       2.25
                            2nd Quarter               3.56       2.19
                            3rd Quarter               3.06       1.84
                            4th Quarter               2.44       1.69

                               2000                   HIGH       LOW
                               ----                   ----       ---
                            1st Quarter               2.88       1.94
                            2nd Quarter               5.00       2.19
                            3rd Quarter               5.00       3.28
                            4th Quarter               4.00       2.81

    On March 26, 2001, the last reported sale price for the Common Stock was $4.125 per share. As of March 26, 2001, we had 420 record holders of Common Stock plus an estimated 5200 additional beneficial shareholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On October 12, 2000, we completed an acquisition of certain assets comprising two existing steakhouse restaurants from Timber Lodge Steakhouse, Inc., which restaurants are located in the Salt Lake City, Utah suburbs of Midvale and Layton. The purchase was completed in part through the issuance of 125,000 shares of our common stock, valued at $3.50 per share, to Santa Barbara Restaurant Group, Inc., the shareholder of Timber Lodge Steakhouse, Inc. In connection with this issuance, the company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the Company's belief that the transaction did not involve any public offering. We have undertaken to register the shares issued in connection with the acquisition. In that regard, we filed a registration statement on Form S-3 covering the resale of such shares with the

Securities and Exchange Commission on October 24, 2000. The SEC declared this registration statement effective on November 3, 2000. The Company will receive no proceeds from any sale of the Company's common stock by the selling shareholders under the registration statement.

    On December 1, 2000, we completed an acquisition from Hunter's Restaurant & Pub of certain assets comprising one restaurant is located in Oakton, Virginia. The purchase was completed in part through the issuance of 19,000 shares of our common stock valued at $3.406 per share to the individual shareholder of Hunters' Restaurant and Pub.

    On December 4, 2000, we issued an additional 17,200 shares of our common stock to the individual shareholder of Cascade Restaurant, Inc., d/b/a Hunter's Restaurant & Pub, the corporation from which we purchased the assets comprising one restaurant in Sterling, Virginia on August 22, 2000. This common stock issuance was made in lieu of a $60,000 cash payment due in connection with the Sterling restaurant acquisition. For purposes of this issuance, the common stock was valued at $3.50 per share.

    In connection with these December issuances, we relied on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, based on our belief that the transactions did not involve a public offering. We undertook to register the shares issued in connection with the above-referenced transactions. In that regard, we filed a registration statement on Form S-3 covering the resale of such shares with the Securities and Exchange Commission on January 29, 2001. This registration statement, SEC File No. 333-48492, was declared effective by the SEC on February 2, 2001. The selling shareholder under this registration statement has advised us that he has not entered into any agreements, understandings or arrangements with any underwriters or broker-dealers regarding the sale of the shares, nor is there an underwriter or coordinating broker acting in connection with the proposed sale of shares by the selling shareholder. Famous Dave's will receive no proceeds from any sale of our common stock by the selling shareholder under this registration statement.


ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS)

    The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and notes included in Item 8 of this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included Item 7 of this Form 10-K.

                                      FOR FISCAL    FOR FISCAL       FOR FISCAL        FOR FISCAL     FOR FISCAL
                                         YEAR          YEAR             YEAR              YEAR           YEAR
                                        ENDING        ENDING           ENDING            ENDING         ENDING
                                       12/31/00       1/2/00           1/3/99           12/98/97       12/29/96
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA
(IN THOUSANDS):

Revenues, net                        $     70,160  $    47,629      $    40,781       $    18,202    $     4,752
Income (loss) from operations        $      2,581  $    (6,223)     $    (4,977)      $    (5,105)   $      (813)
Net income (loss)                    $      2,112  $    (6,610)     $    (4,829)      $    (4,575)   $      (707)
Basic net income (loss) per common   $        .23  $      (.75)(1)  $      (.55)(1)   $      (.64)   $      (.23)
share
Diluted net income (loss) per        $        .22  $      (.75)     $      (.55)      $      (.64)   $      (.23)
common share

                                     FOR FISCAL    FOR FISCAL    FOR FISCAL    FOR FISCAL     FOR FISCAL
                                        YEAR          YEAR          YEAR          YEAR           YEAR
                                       ENDING        ENDING        ENDING        ENDING         ENDING
                                      12/31/00       1/2/00        1/3/99       12/98/97       12/29/96
CONSOLIDATED BALANCE
SHEETS DATA (IN THOUSANDS):

Cash and cash equivalents          $      1,895  $     1,712    $     1,951   $     7,984   $     4,907
Total assets                       $     52,963  $    43,326    $    41,169   $    46,021   $    21,238
Current liabilities                $      9,409  $    11,239    $     7,096   $     7,523   $     1,193
Long-term obligations, net of      $     13,147  $     5,077    $     1,000   $     1,390   $       742
current portion
Shareholders' equity               $     30,061  $    27,010    $    33,073   $    37,108   $    19,303

     (1) Net loss for years January 2, 2000 and January 3, 1999 includes an impairment loss of long-lived assets of $5.5 million and $1.6 million


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The business of Famous Dave's of America, Inc. is to develop, operate and/or franchise casual dining restaurants under the name "Famous Dave's". As of December 31, 2000, we owned and operated thirty-three restaurants: fourteen in Minnesota, five in Illinois, three each in Wisconsin, Iowa and Maryland, two each in Utah and Virginia and one in Nebraska. In addition to these thirty-three restaurants, we have two additional units in development in the Chicago area and nine restaurants operating in Minnesota, Illinois and Wisconsin under franchise agreements.

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

    As of January 1, 1996, we elected a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Before January 1, 1996, we used a fiscal year ending on December 31. Fiscal year 1998 was a 53 week year, while fiscal years 1999 and 2000 were both 52 week years.

    We were formed in March 1994 and opened our first restaurant in Minneapolis in June 1995. Through December 31, 2000, we operated a total of thirty-three restaurants and franchised nine locations.


OPERATING RESULTS

    Overall results of operations for the 52 weeks ended December 31, 2000 reflect the opening of eleven new units during fiscal 2000. Our overall operating results for fiscal 2000, fiscal 1999 and fiscal 1998, expressed as a percentage of net revenue, were as follows:

                                                                       FISCAL YEARS ENDED
                                                                       ------------------
                                                             DECEMBER 31,     JANUARY 2,   JANUARY 3,
                                                                2000            2000         1999
                                                                ----            ----         ----
Revenue, Net.............................................        100.0          100.0         100.0

Unit-Level Costs and Expenses:
  Food and Beverage Costs................................        32.2            33.8         35.6
  Labor and Benefits.....................................        28.1            27.9         26.7
  Operating Expenses.....................................        22.2            24.0         21.6
  Depreciation and Amortization..........................         5.3             6.2          5.4
  Pre-opening Expenses...................................         1.2             1.2          3.3
                                                                ------          ------       ------
     Total Costs and Expenses............................        88.9            93.1         92.6
                                                                ------          ------       ------

Income from Unit-level Operations........................        11.1             6.9          7.4

General and Administrative Expenses......................         7.4             8.9         15.8
Impairment Reserve on Restaurants and Other Assets.......         0.0            11.6          3.9
Income(Loss) from Operations.............................         3.7           (13.2)       (12.3)

Interest and Other Income (Expense)......................        (1.6)           (0.7)         0.7
Gain on Sale of Property.................................         0.9             0.0          0.0
Cumulative Effect of Change in Accounting Principle......        0.00            0.00         (0.3)

Net Income(Loss).........................................         3.0           (13.9)       (11.9)
                                                                ======          ======       ======

    A breakdown of our restaurant (restaurant, ribfest and retail operations) operating results are as follows (amounts in $000's):

                                                  FOR FISCAL YEAR ENDING 12/31/00
                                                  -------------------------------

                                          Restaurant Operations        Total Company
                                          ---------------------        -------------
                                                      % of Net                 % of Net
                                           $ Amount    Revenue     $ Amount     Revenue
                                           --------    -------     --------     -------
Revenue, Net.........................       69,193      100.0       70,160       100.0

Unit-Level Costs and Expenses:
  Food and Beverage Costs............       22,611       32.7       22,611        32.2
  Labor and Benefits.................       19,686       28.5       19,686        28.1
  Operating Expenses.................       15,568       22.5       15,573        22.2
  Depreciation and Amortization......        3,479        5.0        3,694         5.3
  Pre-opening Expenses...............          0          0.0          850         1.2
                                           --------    -------     --------     -------
     Total Costs and Expenses........       61,344       88.7       62,414        89.0
                                           --------    -------     --------     -------

Income from Unit-level Operations....        7,849       11.3        7,746        11.0
                                                  FOR FISCAL YEAR ENDING 01/02/00
                                                  -------------------------------

                                          Restaurant Operations        Total Company
                                          ---------------------        -------------
                                                      % of Net                 % of Net
                                           $ Amount    Revenue     $ Amount     Revenue
                                           --------    -------     --------     -------
Revenue, Net.........................       47,575      100.0       47,629       100.0

Unit-Level Costs and Expenses:
  Food and Beverage Costs............       16,081       33.8       16,081        33.8
  Labor and Benefits.................       13,286       27.9       13,286        27.9
  Operating Expenses.................       11,420       24.0       11,420        24.0
  Depreciation and Amortization......        2,725        5.7        2,954         6.2
  Pre-opening Expenses...............          0          0.0          573         1.2
                                           --------    -------     --------     -------
     Total Costs and Expenses........       43,512       91.5       44,314        93.0
                                           --------    -------     --------     -------

Income from Unit-level Operations....        4.063        8.5        3,315         7.0
                                                  FOR FISCAL YEAR ENDING 01/03/99
                                                  -------------------------------

                                          Restaurant Operations        Total Company
                                          ---------------------        -------------
                                                      % of Net                 % of Net
                                           $ Amount    Revenue     $ Amount     Revenue
                                           --------    -------     --------     -------
Revenue, Net.........................       40,761      100.0       40,781       100.0

Unit-Level Costs and Expenses:
  Food and Beverage Costs............       14,502       35.6       14,502        35.6
  Labor and Benefits.................       10,901       26.7       10,902        26.7
  Operating Expenses.................        8,043       19.7        8,044        19.7
  Depreciation and Amortization......        2,181        5.4        2,181         5.3
  Pre-opening Expenses...............          0          0.0        1,326         3.3
                                           --------    -------     --------     -------
     Total Costs and Expenses........       35,627       87.4       36,955        90.6
                                           --------    -------     --------     -------

Income from Unit-level Operations....        5,134       12.6        3,826         9.4

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         Net Restaurant Revenue -- Net restaurant revenue increased by $21,618,000 or 45.4% to $69,193,000 for the year ended December 31, 2000 from
$47,575,000 for the year ended January 2, 2000. The increase in revenue was due primarily to an additional eleven restaurants opened and acquired during fiscal 2000, adding to the base of twenty-four restaurants open as of January 2, 2000 (approximately $16.3 million of the increase), the contribution of a full year of revenue from restaurants which were open for only part of 1999 (approximately $6.7 million of the increase) and an increase in revenue from restaurants open for all of both periods (approximately $1.4 million), offset by a decline in revenue from two existing restaurants that were franchised in fiscal 2000 (approximately $1.3 million) and the sale of the retail line of business in June 2000 (approximately $1.5 million). Because of the fiscal 2000 restaurant openings, and expected additional restaurant openings in 2001, we anticipate net revenue and operating costs and expenses to continue to increase during fiscal 2001. During fiscal 2000, we increased menu prices an average of 1.5%.

         Other Revenue -- Other revenue for the Company consists of royalty revenues and franchise fees. Franchise revenues for fiscal 2000 were $904,000 compares to $54,000 for the same period in 1999. Franchise revenue includes both franchise royalty income and franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no additional material services are required by the Company. The Company currently has nine franchises open compared to two for the same period in 1999. During the second quarter 2000, the Company sold its sauce and seasoning retail line of business and now receives licensing royalty income. For fiscal year 2000, the licensing royalty income was $64,000.

         Same Store Sales -- It is our policy to include in our same store sales base restaurants that have been open more than eighteen months. During fiscal 2000, there were twenty-one restaurants included in this base. Same store sales for fiscal 2000 increased approximately 5.3% compared to fiscal 1999's increase of approximately 2.6%. Management believes that the increase in comparable sales is a result of continued improvements in customer satisfaction and favorable economic trends.

         Average Weekly Sales -- Average weekly sales from restaurant operations increased to $44,270 in fiscal 2000 from $37,750 in fiscal 1999. Restaurant operating weeks during fiscal 2000 totaled 1,532 compared to 1,183 in fiscal 1999. The increase in average weekly volume is due to the 5.3% increase in comparable restaurant sales combined with the successful opening of new, higher volume restaurants.

         Food and Beverage Costs -- Food and beverage costs for fiscal 2000 were $22,611,000 or 32.7% of net restaurant revenue compared to $16,082,000 or 33.8% for fiscal 1999. The decrease in food and beverage costs as a percent of net restaurant revenue was primarily due to an increase in higher margin liquor sales and increased cost controls.

         Labor and Benefits -- Labor and benefits were $19,686,000 or 28.5% of net restaurant revenue in fiscal 2000 compared to $13,286,000 or 27.9% of net revenue in fiscal 1999. The increase in labor and benefits both in amount and as a percent of net restaurant revenue was primarily attributable to the opening of eleven new restaurants with full-service as well as a heightened emphasis on training and execution in our restaurants. Additionally, prior year revenue included the retail sauce and seasoning division against which there was minimal labor charges. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to foodservers. The migration toward full service dining in most of our restaurants is part of our strategy for increasing unit-level revenue, but does result in higher labor costs.

         Operating Expenses -- Operating expenses for fiscal 2000 were $15,568,000 or 22.5% of net restaurant revenue compared to $11,420,000 or 24.0% of net restaurant revenue for fiscal 1999. The dollar increase in operating expenses is related to the increased number of restaurants. The decrease in operating expenses as a percent of net restaurant revenue in fiscal 2000 compared to fiscal 1999 is primarily due to continued emphasis placed on cost reduction efforts as well as the impact of fixed costs against a higher average volume.

         Depreciation and Amortization -- Unit-level depreciation and amortization for fiscal 2000 was $3,694,000 or 5.3% of net restaurant revenue compared to $2,725,000 or 5.7% of net restaurant revenue for fiscal 1999. The decrease in unit-level depreciation and amortization as a percent of net restaurant revenue is due primarily to increased revenue from both new and existing restaurants in fiscal 2000. The increased dollar amount of depreciation expense is the result of increased construction costs of new units opened in fiscal 2000 and a full year's depreciation from locations open only part of fiscal 1999.

         Income from Unit-level Operations -- Income from unit-level operations totaled $7,746,000 or 11.1% of net operating revenue for fiscal 2000 compared to $3,544,000 or 7.4% of net operating revenue for fiscal 1999. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations from fiscal 1999 to fiscal 2000 is primarily attributable to the increase in net revenue both from existing units and additional units opened and an increase in royalty income and franchise fees. Other changes in costs and expenses discussed above also contributed to the change in income from unit-level operations.

         Pre-opening Expenses -- Pre-opening expenses were $850,000 or 1.2% of net revenue for fiscal 2000 compared to $573,000 or 1.2% of net revenue for fiscal 1999. These expenses reflect the opening and conversion of eleven new restaurants in fiscal 2000 compared to two new restaurants in fiscal 1999.

         General and Administrative Expenses -- General and administrative expenses totaled $5,165,000 or 7.4% of net operating revenue in fiscal 2000 compared to $4,025,000 or 8.5% of net operating revenue in fiscal 1999. Included in the 1999 amount is $147,000 associated with severance and restructuring charges taken in the fourth quarter of 1999. The dollar increase reflects an increase in the corporate infrastructure to support recent growth. The reduction in general and administrative expenses as a percentage of net operating revenue reflects the company's ability to leverage its current infrastructure against increased revenues.

         Income (Loss) From Operations -- Income from operations totaled 2,581,000 or 3.7% of net operating revenue for fiscal 2000 compared to a loss of ($6,223,000) or (13.1%) of net operating revenue for fiscal 1999. The loss from operations in 1999 reflects approximately $5.7 million in expenses associated with impairment charges on certain restaurants, severance payments and other miscellaneous expenses taken in the fourth quarter of fiscal 1999. Excluding these special provisions, the comparable loss from operations for fiscal 1999 is ($617,000) or (1.3%). The increase in income from fiscal 1999 to fiscal 2000 is due to the increased income from new and existing restaurants and royalty income and franchise fees.

         Interest and Other Income (Expense), Net -- Interest and other income (expense), net, which primarily represents interest expense from capital lease obligations, a line of credit, notes payable and financing lease obligations, totaled ($1,305,000) or (1.9%) for fiscal 2000 compared to ($446,000) or (0.9%)
for fiscal 1999. The increase in expense from fiscal 1999 to fiscal 2000 is primarily due to additional borrowings and the corresponding interest expense on notes payable, interest incurred on a bank line of credit and the elimination of short-term investments in fiscal 2000.

         Gain on Sale of Property -- During June 2000 the Company recorded a gain on sale of property associated with the sale of our sauce and seasoning retail line of business and the sale of two company-operated restaurants to franchisees. The Company also recorded a $394,000 deferred gain, of which $19,000 was recognized in fiscal 2000. The gain on sale of property was $658,000 or 0.9% of net operating revenue.

         Net Income (Loss) / Diluted Net Income (Loss) per Share -- Net income for fiscal 2000 was $2,112,000 or $.22 per share on 9,745,000 weighted average shares outstanding, compared to a loss of ($6,610,000) or ($.75) on 8,842,000 weighted average shares outstanding for fiscal 1999. The fiscal 1999 loss includes the accounting charges taken in the fourth quarter of fiscal 1999 for impairment charges on certain restaurants, severance payments and other miscellaneous expenses. There was no impairment reserve required for fiscal 2000. Exclusive of the accounting charges taken in fiscal 1999, the comparable loss would have been ($950,000) or ($0.11). The increase in net income and diluted net income per share in fiscal 2000 is due to increased income from restaurant and franchise operations, an emphasis on controlled expenses and no requirement for an impairment reserve, but is offset by an increase in the number of shares outstanding.


FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         Net Restaurant Revenue -- Net restaurant revenue increased by $6,814,000 or 16.7% to $47,575,000 for the year ended January 2, 2000 from
$40,761,000 for the year ended January 3, 1999. The increase in revenue was due primarily to an additional two restaurants opened during fiscal 1999, adding to the base of twenty-two restaurants open as of January 3, 1999 (approximately $2.4 million of the increase), the contribution of a full year of revenue from restaurants which were open for only part of 1998 (approximately $4.8 million of the increase) and an increase in non-restaurant revenues (approximately $673,000 of the increase) offset by a decline in revenue from restaurants open for all of both periods (approximately $511,000) and the lost revenue from two restaurants closed in 1998 (approximately $527,000). Because of the fiscal 1999 restaurant openings, and expected additional restaurant openings in fiscal 2000, we anticipate net revenue and operating costs and expenses to continue to increase during fiscal 2000. We had no material menu price increases during fiscal 1999.

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

         Loss From Operations -- Loss from operations totaled ($6,223,000) or (13.1%) of net revenue for fiscal 1999 compared to ($4,977,000) or (12.2%) of net revenue for fiscal 1998. The loss from operations in 1999 reflects approximately $5.7 million in expenses associated with impairment charges on certain restaurants, severance payments and other miscellaneous expenses taken in the fourth quarter of fiscal 1999. This compares to the loss from operations in fiscal 1998 which included approximately $2.7 million in expenses associated with a provision for disposition of two restaurants and severance and restructuring charges taken in the first quarter of 1998. Excluding these special provisions, the comparable loss from operations for fiscal 1999 is ($617,000) or (1.3%) compared to a loss of ($2,263,000) or (5.6%) for fiscal
1998.

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

         Net Loss / Net Loss per Share -- Net loss for fiscal 1999 was ($6,610,000) compared to ($4,829,000) for fiscal 1998. Basic and diluted net loss per common share was ($0.75) for fiscal 1999 compared to ($0.55) for fiscal 1998. The increase in the net loss in 1999 compared to 1998 is due to the accounting charges taken in the fourth quarter of fiscal 1999 for impairment charges on certain restaurants, severance payments and other miscellaneous expenses. Exclusive of the accounting charges taken in fiscal 1999 and fiscal 1998, the comparable loss would have been ($950,000) or ($0.11) for fiscal 1999 and ($2,095,000) or ($0.24) for fiscal 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, we held cash of approximately $1.9 million compared to $1.7 million as of January 2, 2000. As reflected in the accompanying consolidated financial statements, this increase in cash during the fifty-two weeks ended December 31, 2000 reflects additional earnings, cash from financing activities and the use of cash for the purchase and/or development of property, equipment and leasehold improvements (approximately $8.8 million).

    At December 31, 2000, we were a party to a credit agreement with a bank which provided approximately $4.5 million of borrowing capability to us, of which approximately $544,000 was outstanding at year end. This agreement is secured by substantially all of our property, and in addition is guaranteed by and secured by certain of the assets of our Chairman, David Anderson. For fiscal year 2000, the credit agreement carries an interest rate of 4% above the Prime Rate, and provides for borrowing up to a maximum of 50% of the value of a collateral pool which consists of our property and certain of the property pledged to secure the credit agreement by Mr. Anderson. Total availability on this agreement as of December 31, 2000 was $1,680,000 due to collateral limits. The credit agreement matures in April 2002.

    During fiscal 2000, we secured a commitment for $2.5 million in financing for restaurant equipment, software, and signage. As of December 31, 2000, none of this financing had been utilized.

    On March 31, 1999 we closed on a sale-leaseback financing transaction that provided net proceeds of approximately $4.4 million.

    As of December 31, 2000 we have mortgage financings secured by land and buildings that provided proceeds of approximately $7.3 million for continued development of Company owned restaurants.

    To continue our expansion, we anticipate that additional financing will be required during fiscal 2001. We anticipate that future development and expansion will be funded or financed primarily through cash and short-term investments currently held, proceeds from the sale of additional equity and/or debt securities, and proceeds from other forms of financing such as lease financing or other credit facilities. However, there are no assurances that additional financing required for expansion will be available on terms acceptable or favorable to us.

INCOME TAXES

    At December 31, 2000, we had federal and state net operating loss carryforwards ("NOL's") for tax reporting purposes of approximately $11.0 million, which if not used will begin to expire in 2011 and tax credit carryforwards of approximately $585,000 which, if not used, will begin to expire in 2011. Future changes in ownership, if any, may place limitations on the use of these NOL's. We have recorded a full valuation allowance against the deferred tax asset related to the NOL's due to the uncertainty of realizing the related benefit.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

    Our restaurants typically generate higher revenues in the second and third quarters and lower revenues in the first and fourth quarters as a result of seasonal traffic increases experienced during the summer months, and possible adverse weather which can disrupt customer and employee transportation to our restaurants.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's financial instruments include cash and cash equivalents and long-term debt. The Company includes as cash and cash equivalents certificates of deposits and all other investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The total outstanding long-term debt of the Company as of December 31, 2000 was $9,330,000. The Company's long-term debt is not subject to interest rate risk because all of the Company's long-term debt has fixed rates of interest. The Company does not enter into contracts for speculative or investment purposes.

    The Company's primary exposure to market risk associated with changes in interest rates involves the Company's revolving line of credit with Associated Commercial Finance, Inc.(f/k/a BNC Financial Corporation). Advances on this line of credit are due on demand and accrue interest at the prime rate plus 4%, payable monthly. Therefore, an increase or decrease in interest rates (and specifically the prime rate) will cause a corresponding increase or decrease in interest expenses associated with this line of credit. As of December 31, 2000, this line of credit had maximum borrowings of approximately $1,680,000, of which approximately $544,000 was outstanding as of such date. Based on the applicable reference rate on December 31, 2000 (13.5%) and assuming all other factors remain constant, interest expense for a twelve-month period would be approximately $73,440. A reference rate increase of 100 basis points would result in an increase in interest expense of $5,440. A 100 point decrease in the reference rate would result in a decrease of $5,440 in interest expense over the same twelve-month period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain Statements in this Form 10-K constitute "Forward-Looking Statements" within the meaning of the private securities litigation reform act of 1995 (the "Reform Act"). Such Forward-Looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: additional market acceptance of the Famous Dave's concept; our ability to successfully expand into new markets; our ability to execute our expansion strategy; changes in business strategy or development plans; availability and terms of capital; changes in costs of food, labor, and employee benefits; changes in government regulations; competition; availability of locations and terms of sites for restaurant development; development and operating costs; advertising and promotional efforts; brand awareness and other factors referenced in this Form 10-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements of Famous Dave's of America, Inc. are included herein following the signatures, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14 A within 120 days after the end of the fiscal year covered by this form 10-K.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        See "exhibit index" on the page following the Consolidated Financial Statements.

    (b) Reports on Form 8-K.

        None.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FAMOUS DAVE'S OF AMERICA, INC.
                                ("REGISTRANT")


Dated: March 29, 2001           By  /s/ Martin J. O'Dowd
       --------------             -------------------------
                                    Martin J. O'Dowd
                                    Chief Executive Officer, President and
                                    Secretary



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2001 by the following persons on behalf of the Registrant, in the capacities indicated.

                        SIGNATURE                      TITLE
                        /s/ David W. Anderson     Chairman of the Board
                        ---------------------
                        David W. Anderson

                        /s/ Martin J. O'Dowd      Chief Executive Officer, President, Secretary
                        --------------------      and Director (principal executive officer and
                        Martin J. O'Dowd          principal financial officer)


                        /s/ Kenneth J. Stanecki   Chief Financial Officer
                        -----------------------
                        Kenneth J. Stanecki

                        /s/ Thomas J. Brosig      Director
                        --------------------
                        Thomas J. Brosig

                        /s/ Richard L. Monfort    Director
                        ----------------------
                        Richard L. Monfort

                        /s/ K. Jeffrey Dahlberg   Director
                        -----------------------
                        K. Jeffrey Dahlberg

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Famous Dave's of America, Inc.:

We have audited the accompanying consolidated balance sheets of Famous Dave's of America, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave's of America, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                                  VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
February 2, 2001

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND JANUARY 2, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                2000             1999
                                                                          --------------   ---------------
                                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $       1,895    $        1,712
  Accounts receivable, net                                                        1,007               663
  Inventories                                                                     1,394             1,108
  Prepaids and other current assets                                                 650               586
                                                                          --------------   ---------------
     Total current assets                                                         4,946             4,069

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                              46,052            38,742

OTHER ASSETS:
  Notes receivable, net of current portion                                          832                 0
  Deposits                                                                          550               315
  Debt issuance costs, net                                                          583               200
                                                                          --------------   ---------------

     Total assets                                                         $      52,963    $       43,326
                                                                          ==============   ===============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                          $         544    $        3,050
  Current portion of long-term debt                                                 886                 0
  Current portion of capital lease obligations                                      420             1,026
  Accounts payable                                                                3,678             4,220
  Accrued payroll and related taxes                                               1,102               807
  Other current liabilities                                                       2,779             2,136
                                                                          ---------------  ---------------
     Total current liabilities                                                    9,409            11,239

LONG-TERM DEBT, NET OF CURRENT PORTION                                            8,444                 0
FINANCING LEASE OBLIGATION                                                        4,500             4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                   203               577
DEFERRED GAIN, NET OF CURRENT PORTION                                               346                 0
                                                                          ---------------  ---------------
     Total liabilities                                                           22,902            16,316
                                                                          ===============  ===============


COMMITMENTS AND CONTINGENCIES (NOTE 15)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
   9,346 and 9,055 shares issued and outstanding                                     93                 9
  Additional paid-in capital                                                     44,202            43,265
  Accumulated deficit                                                           (14,234)          (16,346)
                                                                          ---------------  ---------------
     Total shareholders' equity                                                  30,061            27,010
                                                                          ---------------  ---------------

                                                                          $      52,963    $       43,326
                                                                          ===============  ===============


          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 2000                1999               1998
                                                                            ----------------   ----------------   ----------------

REVENUES, NET                                                               $        70,160    $        47,629    $        40,781
                                                                            ----------------   ----------------   ----------------
COSTS AND EXPENSES:
  Food and beverage costs                                                            22,611             16,081             14,503
  Labor and benefits                                                                 19,686             13,286             10,902
  Operating expenses                                                                 15,573             11,420              8,807
  Depreciation and amortization                                                       3,694              2,954              2,181
  Pre-opening expenses                                                                  850                573              1,326
  Impairment reserve on restaurants and other assets                                      0              5,513              1,588
  General and administrative                                                          5,165              4,025              6,451
                                                                            ----------------   ----------------   ----------------
     Total costs and expenses                                                        67,579             53,852             45,758
                                                                            ----------------   ----------------   ----------------

INCOME (LOSS) FROM OPERATIONS                                                         2,581             (6,223)            (4,977)
                                                                            ----------------   ----------------   ----------------

OTHER INCOME (EXPENSE):
  Interest income (expense), net                                                     (1,246)              (387)               261
  Gain on sale of property                                                              658                  0                  7
  Other income                                                                          119                  0                  0
                                                                            ----------------   ----------------   ----------------
     Total other income (expense)                                                      (469)              (387)               268
                                                                            ----------------   ----------------   ----------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE              2,112             (6,610)            (4,709)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                       0                  0               (120)
                                                                            ----------------   ----------------   ----------------

NET INCOME (LOSS)                                                           $         2,112    $        (6,610)   $        (4,829)
                                                                            ================   ================   ================

BASIC NET INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                           $          0.23    $         (0.75)   $         (0.53)
                                                                            ================   ================   ================

BASIC NET INCOME (LOSS) PER COMMON SHARE                                    $          0.23    $         (0.75)   $         (0.55)
                                                                            ================   ================   ================

DILUTED NET INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                           $          0.22    $         (0.75)   $         (0.53)
                                                                            ================   ================   ================

DILUTED NET INCOME (LOSS) PER COMMON SHARE                                  $          0.22    $         (0.75)   $         (0.55)
                                                                            ================   ================   ================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                                    9,149              8,842              8,813
                                                                            ================   ================   ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                                  9,745              8,842              8,813
                                                                            ================   ================   ================


          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999
                                 (IN THOUSANDS)

                                                   Common Stock                Additional
                                         ---------------------------------       Paid-in           Accumulated
                                             Shares            Amount            Capital             Deficit              Total
                                         --------------   ----------------   -----------------   -----------------   ---------------
BALANCE - DECEMBER 28, 1997                      8,667    $            87    $         41,928    $         (4,907)   $       37,108

  Exercise of stock options                        171                  1                 793                                   794

  Net loss                                                                                                 (4,829)           (4,829)
                                         --------------   ----------------   -----------------   -----------------   ---------------

BALANCE - JANUARY 3, 1999                        8,838                 88              42,721              (9,736)           33,073

   Issuance of common stock in
    connection with acquisition of
    property, equipment and leasehold
    improvements                                   211                  3                 427           --                      430

   Issuance of warrants in connection
    with acquisition of property,
    equipment and leasehold
    improvements                                 --                 --                    110           --                      110

   Exercise of stock options                         6              --                      7           --                        7

   Net loss                                      --                 --              --                     (6,610)           (6,610)
                                         --------------   ----------------   -----------------   -----------------   ---------------

BALANCE - JANUARY 2, 2000                        9,055                 91              43,265             (16,346)           27,010

   Issuance of common stock in
   connection with acquisition of
   property, equipment and leasehold
   improvements (net of expenses
   of $10)                                         232                  2                 795           --                      797

   Issuance of common stock for
    accounts payable                                16              --                     57           --                       57

   Exercise of stock options                        43              --                     85           --                       85

   Net income                                       --              --              --                      2,112             2,112
                                         --------------   ----------------   -----------------   -----------------   ---------------

BALANCE - DECEMBER 31, 2000                      9,346    $            93    $         44,202    $        (14,234)   $       30,061
                                         ==============   ================   =================   =================   ===============


          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999
                                 (IN THOUSANDS)

                                                                                      2000              1999             1998
                                                                                 ---------------   -------------   --------------
Cash flows from operating activities:
  Net income (loss)                                                              $        2,112    $     (6,610)   $      (4,829)
  Adjustments to reconcile net income (loss) to
  cash flows from operating activities:
    Depreciation and amortization                                                         3,694           2,954            2,560
    Impairment reserve for restaurants and other assets                                       0           5,513            1,588
    Reserve for other capital items                                                           0            (393)             260
    (Gain) loss on disposal of property, equipment and leasehold improvements              (658)              0              253
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                              (344)           (478)             201
     Inventories                                                                           (284)           (200)            (638)
     Prepaids and other current assets                                                       (7)             53               (5)
     Deposits                                                                              (235)            (29)             (46)
     Accounts payable                                                                      (485)         (1,252)          (1,545)
     Accrued payroll and related taxes                                                      295             236             (172)
     Other current liabilities                                                              541             495              565
                                                                                 ---------------   -------------   --------------
      Cash flows from operating activities                                                4,629             289           (1,808)
                                                                                 ---------------   -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of available-for-sale securities                                         0           1,648           17,757
  Purchase of available-for-sale securities                                                   0             (24)          (9,053)
  Proceeds from sale of property, equipment and leasehold improvements                      530               0                0
  Purchases of property, equipment and leasehold improvements                            (8,776)         (8,405)         (14,058)
  Payments received on notes receivable                                                      31               0                0
                                                                                 ---------------   -------------   --------------
      Cash flows from investing activities                                               (8,215)         (6,781)          (5,354)
                                                                                 ---------------   -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for debt issuance costs                                                         (383)           (200)               0
  Net advances (payments) on line of credit                                              (2,506)          2,367              683
  Proceeds from financing lease obligation                                                    0           4,500                0
  Proceeds from long-term debt                                                            7,300               0                0
  Payments on long-term debt                                                               (263)              0                0
  Payments on capital lease obligations                                                    (454)           (421)            (348)
  Proceeds from exercise of stock options                                                    85               7              794
  Legal fees related to common stock issued                                                 (10)              0                0
                                                                                 ---------------   -------------   --------------
      Cash flows from financing activities                                                3,769           6,253            1,129
                                                                                 ---------------   -------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            183            (239)          (6,033)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              1,712           1,951            7,984
                                                                                 ---------------   -------------   --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $        1,895    $      1,712    $       1,951
                                                                                 ===============   =============   ==============



          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999


(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Famous Dave's of America, Inc. (the Company) was incorporated in Minnesota on March 14, 1994. The Company develops, owns, operates and franchises restaurants under the name "Famous Dave's". At December 31, 2000, the Company had thirty-three owned restaurants and nine franchises in operation, with additional restaurants in development.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Famous Dave's of America, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

FISCAL YEAR - The Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. The years ended December 31, 2000 and January 2, 2000 were 52 week years and the year ended January 3, 1999 was a 53 week year.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents certificates of deposit and all other investments with original maturities of three months or less when purchased, which are readily convertible into known amounts of cash. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

ACCOUNTS RECEIVABLE - The Company provides an allowance for uncollectible accounts on accounts receivable. The allowance for uncollectible accounts was $85,000 and $10,000 at December 31, 2000 and January 2, 2000. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company extends unsecured credit to customers in the normal course of business.

INVENTORIES - Inventories consist principally of food, beverages and retail goods and are recorded at the lower of cost (first-in, first-out) or market.

DEPRECIATION - Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment and antiques are depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years, while buildings are depreciated over twenty-five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal options, or the estimated useful life of the assets which is twenty years.

DEBT ISSUANCE COSTS - Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the interest method.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of restaurants were approximately $325,000, $328,000 and $84,000 for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

ADVERTISING COSTS - Advertising costs are charged to expense as incurred. Advertising costs were approximately $1,244,000, $1,290,000 and $688,000 for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively, and are included in operating expenses in the consolidated statements of operations.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999


PRE-OPENING EXPENSES - The Company, pursuant to Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," expenses all start-up and pre-opening costs as incurred. The cumulative effect of this accounting change was approximately $120,000 for the year ended January 3, 1999. This accounting standard accelerates the Company's recognition of pre-opening costs, but benefits the post-opening results of new restaurants.

RECOVERABILITY OF PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - The Company evaluates long-lived assets to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is determined by comparing estimated non-discounted future operating cash flows to the carrying amounts of assets. If an impairment exists, the amount of impairment is measured as the excess of the assets carrying amount less the sum of the estimated discounted future operating cash flows of such asset and the expected proceeds upon sale of the asset. Assets held for sale are reported at the lower of carrying amount or fair value less estimated costs to sell. During the years ended December 31, 2000, January 2, 2000 and January 3, 1999, the Company recorded charges of $0, $5,513,000 and $1,588,000 respectively related to impairment of long-lived assets.

INCOME TAXES - The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities.

STOCK-BASED COMPENSATION - In accordance with APB Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," are presented in Note 11.

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued. Weighted average common shares outstanding - diluted includes approximately 596,000 dilutive securities for the year ended December 31, 2000. Dilutive common equivalent shares have not been included in the computation of diluted net income (loss) per share for the years ended January 2, 2000 and January 3, 1999 because their inclusion would be anti-dilutive.

MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS - The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999


FRANCHISE ARRANGEMENTS - Individual franchise arrangements generally include a license and initial fees, as well as royalty fees to the Company based upon a percentage of sales. Famous Dave's franchisees are granted the right to operate a restaurant using the Company's system for a range of ten to twenty years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. Franchisees pay a non-refundable initial fee for each franchised location. The amount of non-refundable initial fees for the year ended December 31, 2000 was $568,500. Royalty fee income was approximately $335,000, $54,000 and $20,000 for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

LICENSING AGREEMENTS - The Company has a licensing agreement for its retail products that expires in April 2010 with a renewal option of five years. Licensing royalty income for fiscal year 2000 was $64,000.

RECLASSIFICATIONS - Certain accounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or shareholders' equity.

(2) ACQUISITIONS

On September 30, 2000, the Company completed the acquisition of two restaurants formerly known as Timber Lodge Steakhouse. The total purchase price was approximately $1,676,000 which included the issuance of common stock. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. These restaurants were converted to Famous Dave's, and the operating results are included in the Company's consolidated results of operations from the date of acquisition.

On December 31, 1999, the Company completed the acquisition of four restaurants known as Red River Barbeque & Grille and assumed certain liabilities. The total purchase price was approximately $2,868,000 which was comprised of assumption of certain liabilities and issuance of common stock and warrants. The purchase price was allocated to assets and liabilities based on the estimated fair values as of the acquisition date. The operations of the restaurants are included in the Company's consolidated results of operations from the date of acquisition.

(3) INVENTORIES

Inventories consisted approximately of the following at:

                                                         December 31,          January 2,
                                                             2000                 2000
                                                      -------------------- ------------------
Food and beverage                                     $           496,000  $         285,000
Retail goods                                                      898,000            823,000
                                                      -------------------- ------------------
                                                      $         1,394,000  $       1,108,000
                                                      ==================== ==================

(4) NOTES RECEIVABLE

The Company has notes receivable totaling $889,000 due to the Company at December 31, 2000 from the sale of former restaurants. The notes are secured by the assets and due in monthly installments of approximately $13,000 including interest ranging from 9.6% to 12% through May 2010. Future principal payments to be received for the next five years are approximately $57,000, $64,000, $71,000, $79,000 and $88,000.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999


(5) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consisted of the following at (in thousands):

                                                                                 December 31,         January 2,
                                                                                     2000               2000
                                                                             ------------------   ----------------
Land, buildings and improvements                                             $           39,595   $         31,862
Furniture, fixtures and equipment                                                        15,627             12,508
Antiques                                                                                  1,762              1,387
Less: accumulated depreciation and amortization                                           9,778              6,401
Less: reserve for loss on restaurants to be disposed of                                   1,632              1,738
Less: reserve for loss on other capital items                                               100                100
                                                                             ------------------   ----------------
                                                                                         45,474             37,518
Construction in progress                                                                    578              1,224
                                                                             ------------------   ----------------
                                                                             $           46,052   $         38,742
                                                                             ==================   ================

(6) LINE OF CREDIT

The Company has a revolving line of credit with Associated Commercial Finance, Inc. (formerly known as BNC Financial Corporation) with maximum borrowings at December 31, 2000 and January 2, 2000 of approximately $1,680,000 and $3,131,000 of which approximately $544,000 and $3,050,000 was outstanding at December 31, 2000 and January 2, 2000. Advances are due upon demand and accrue interest at the prime rate plus 4% (13.50% at December 31, 2000) payable monthly. The line of credit is secured by certain of the Company's assets and is personally guaranteed (and partially secured) by the Chairman of the Company. The agreement expires on April 30, 2002. The agreement is subject to certain covenants as described in the agreement.

(7) LONG-TERM DEBT

Long-term debt consisted of the following (approximately) at:

                                                                                          December 31,            January 2,
                                                                                             2000                   2000
                                                                                      -----------------       ----------------
Note payable - FFCA Acquisition Corporation - monthly installments
of approximately $20,000 including interest at 10.53%, due February 2020,              $     1,974,000         $            0
secured by property and equipment.

Note payable - FFCA Acquisition Corporation - monthly installments of approximately $19,000 including interest at 10.19%, due September 2020,
secured by property and equipment.                                                           1,893,000                      0

Note payable - FFCA Acquisition Corporation - monthly installments of approximately $18,000 including interest at 10.53%, due February 2020,
secured by property and equipment.                                                           1,777,000                      0

Note payable - FFCA Acquisition Corporation - monthly installments of approximately $16,000 including interest at 10.19%, due September 2020,
secured by property and equipment.                                                           1,594,000                      0

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999


                                                                                          December 31,            January 2,
                                                                                             2000                   2000
                                                                                      -----------------       ----------------
Note payable - S&D Land Holdings, Inc. - installments of approximately
$50,000 due January 2001, $100,000 due February 2001, and $250,000 due
July 2001 and January 2002 including interest at 12%, due January 2002,
unsecured.                                                                             $       650,000         $           0

Note payable - Santa Barbara Restaurant Group, Inc. - monthly installments of approximately $10,000 including interest at 10%, due October 2007,
secured by property and equipment.                                                             590,000                     0

Note payable - Meridian Financial Corporation - monthly installments of approximately $16,000 including interest at 12.5%, due September 2004,
secured by equipment.                                                                          554,000                     0

Note payable - Suntrust Bank - monthly installments of approximately
$15,000 including interest at 9.25%, due September 2002, secured by
property and equipment.                                                                        298,000                     0

                                                                                      -----------------       ----------------
Total long-term debt                                                                         9,330,000                     0
Less: current portion                                                                          886,000                     0
                                                                                      -----------------       ----------------
Long-term debt, net                                                                   $      8,444,000        $            0
                                                                                      =================       ================


Future maturities of long-term debt are approximately as follows for the years ending:

                     2001                                                   $            886,000
                     2002                                                                734,000
                     2003                                                                391,000
                     2004                                                                372,000
                     2005                                                                280,000
                     Thereafter                                                        6,667,000
                                                                            ---------------------
                         Total                                              $          9,330,000
                                                                            =====================


(8) FINANCING LEASE OBLIGATION

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999


Future minimum payments due under the financing lease obligation are as follows for the years ending (in thousands):


         2001                                       $         515
         2002                                                 515
         2003                                                 536
         2004                                                 536
         2005                                                 557
         Thereafter                                        16,234
                                                    -------------
             Total                                  $      18,893
                                                    =============

(9)  CAPITAL LEASE OBLIGATIONS

The Company has lease financing facilities for furniture, equipment and leasehold improvements. Leases outstanding under this agreement bear interest at rates of approximately 5% to 15% and expire through September 2004. The obligations are secured by the property under lease. Total cost and accumulated amortization of the leased equipment was approximately $2,163,000 and $1,190,000 at December 31, 2000 and $2,689,000 and $861,000 at January 2, 2000.

Future minimum lease payments are as follows for the fiscal years ending (in thousands):


     2001                                                           $      465
     2002                                                                  178
     2003                                                                   27
     2004                                                                   10
                                                                    ----------
     Total                                                                 680
     Less: amounts representing interest                                    57
                                                                    ----------
     Present value of future minimum lease payments                        623
     Less: current portion                                                 420
                                                                    ----------
     Capital lease obligations, net of current portion              $      203
                                                                    ==========


(10) RELATED PARTY TRANSACTIONS

S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. (S&D) is a company wholly owned by the Chairman of the Company. The Company rents various properties from S&D. The Company paid S&D rent of approximately $202,000, $293,000 and $318,000 for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. The Company owed S&D approximately $372,000 at December 31, 2000 and January 2, 2000. During 2000, the Company purchased the land of a restaurant location for a note payable of $750,000 of which $650,000 was outstanding at December 31, 2000.

GRAND PINES RESORTS, INC. - Grand Pines Resorts, Inc. (Grand Pines) is a company wholly owned by the Chairman of the Company. Through 1999, the Company charged Grand Pines a royalty of 4% of its food sales. Royalty income was approximately $62,000 for the each of the years ended January 2, 2000 and January 3, 1999. At December 31, 2000 and January 2, 2000, Grand Pines owed the Company $0 and $142,000 for royalties and other expenses.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999


(11) SHAREHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK AND WARRANTS - During the year ended December 31, 2000, the Company purchased four restaurants. The purchases were completed in part through the issuance of approximately 231,000 shares of common stock ranging in value from $3.41 to $3.50 per share.

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

At December 31, 2000, there were 230 stock warrants outstanding at an exercise price of $9.10 per share expiring in October 2001.

STOCK OPTION PLANS - The Company has a 1995 Stock Option and Compensation Plan, 1997 Employee Stock Option Plan and a 1998 Director Stock Option Plan (the Plans), pursuant to which options and other awards to acquire an aggregate of 2,910,000 shares of the Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plans. In general, options vest over a period of five years and expire ten years from the date of grant.

Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net income (loss) and income (loss) per share would have been changed to the proforma amounts indicated below (in thousands, except per share data):


                                                 Fiscal 2000      Fiscal 1999    Fiscal 1998
                                                ------------     -------------  ------------
      Net income (loss):
        As reported                             $   2,112        $    (6,610)   $   (4,829)
        Pro forma                               $    (107)       $    (8,240)   $   (6,129)
      Basic net income (loss) per share:
        As reported                             $     .23        $      (.75)   $     (.55)
        Pro forma                               $    (.01)       $      (.93)   $     (.70)
      Diluted net income (loss) per share:
        As reported                             $     .22        $      (.75)   $     (.55)
        Pro forma                               $    (.01)       $      (.93)   $     (.70)

Information regarding the Company's stock options is summarized below:


                                                      Number of Options     Weighted Average
                                                       (in thousands)        Exercise Price
                                                      -----------------     ----------------
       Options outstanding - January 2, 1998                1,073            $       7.34
         Granted                                              381                    2.00
         Canceled or expired                                 (280)                   7.51
         Exercised                                           (170)                   4.66
                                                      -----------            ------------
       Options outstanding - January 3, 1999                1,004            $       1.81

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999



         Granted                                                    928    $     2.40
         Canceled or expired                                       (214)         2.16
         Exercised                                                   (6)         1.19
                                                            ------------   ----------
      Options outstanding - January 2, 2000                        1,712         2.14
         Granted                                                     740         2.97
         Canceled or expired                                        (118)        2.11
         Exercised                                                   (43)        1.96
                                                            ------------   ----------
      Options outstanding - December 31, 2000                      2,291   $     2.42
                                                            ============   ==========
      Options exercisable - December 31, 2000                      1,257   $     2.18
                                                            ============   ==========
      Weighted average fair value of options granted                       $     2.51
         during the year ended December 31, 2000                           ==========

Options outstanding at December 31, 2000 have an exercise price ranging between $1.00 and $5.00 and a weighted average remaining contractual life of 8.12 years.

In determining the compensation cost of the options granted during fiscal 2000, 1999 and 1998, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:


                                                  Fiscal 2000               Fiscal 1999         Fiscal 1998
                                                 -------------            ---------------      -------------
      Risk free interest rate                               6%                       6%                  7%
      Expected life of options granted                10 years                 10 years            10 years
      Expected volatility range                          78.7%               58.7-66.2%              112.4%
      Expected dividend yield                               0%                       0%                  0%

(12) INCOME TAXES

The Company has generated net operating losses of approximately $10,970,000 which, if not used, will begin to expire in 2011 and tax credit carryforwards of approximately $585,000 which, if not used, will begin to expire in 2011. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows (in thousands):


                                                                     December 31, 2000    January 2, 2000
                                                                     -----------------    ---------------
      Net operating loss carryforwards                                   $   4,065            $   4,365
      Property and equipment basis difference                                1,175                1,640
      Tax credit carryovers                                                    585                  310
      Other                                                                     40                  223
      Less:  valuation allowance                                             5,865                6,538
                                                                         ---------            ---------
        Net deferred tax asset                                           $       0            $       0
                                                                         =========            =========

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999


(13) SUPPLEMENTAL CASH FLOWS INFORMATION  (IN THOUSANDS):


                                                                        Fiscal 2000     Fiscal 1999    Fiscal 1998
                                                                        -----------     -----------    -----------
     Cash paid for interest                                               $  1,167         $  446         $  146
                                                                          ========         ======         ======
     Cash paid for income taxes                                           $     40         $    0         $    0
                                                                          ========         ======         ======
     Non-cash investing and financing activities:
       Property, equipment and leasehold improvements
          purchased with notes payable                                    $  1,700         $    0         $    0
                                                                          ========         ======         ======
       Common stock issued in connection with restaurants                 $    807         $  430         $    0
                                                                          ========         ======         ======
       Capital lease obligation refinanced with note payable              $    593         $    0         $    0
                                                                          ========         ======         ======
       Notes receivable in connection with sale of
         restaurants, net of deferred gain recorded                       $    526         $    0         $    0
                                                                          ========         ======         ======
       Property and equipment acquired with accrued
         expenses                                                         $     70         $    0         $    0
                                                                          ========         ======         ======
       Common stock issued for accounts payable                           $     57         $    0         $    0
                                                                          ========         ======         ======
       Equipment purchased under capital lease obligations                $     33         $   45         $    0
                                                                          ========         ======         ======
       Accounts payable assumed in connection with
         restaurants acquired                                             $      0         $1,299         $    0
                                                                          =======          ======         ======
       Capital lease obligations assumed in connection
         with restaurants acquired                                        $      0         $  576         $    0
                                                                          ========         ======         ======
       Accrued expenses assumed in connection with
         restaurants acquired                                             $      0         $  375         $    0
                                                                          ========         ======         ======
       Common stock warrants issued in connection with
         restaurants acquired                                             $      0         $  110         $    0
                                                                          ========         ======         ======


(14) RETIREMENT SAVINGS PLAN

The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. Company contributions were approximately $35,000, $31,000 and $30,000 for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

(15) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company has entered into various operating leases for its existing and future restaurants and corporate office space with lease terms ranging from three to thirty years including lease options. Three of the leases require percentage rent of between 4% and 6% of annual gross sales for the restaurants in excess of $2,500,000, and above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area costs. Total rent expense for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, including common area costs, real estate taxes and percentage rent, was approximately $3,686,000, $2,400,000 and $1,866,000, respectively. Percentage rent was $95,000, $98,000 and $91,000 for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999

Future minimum rental payments (excluding percentage rents) are as follows for the years ending (in thousands):

        2001                                          $      2,736
        2002                                                 2,823
        2003                                                 2,760
        2004                                                 2,782
        2005                                                 2,853
        Thereafter                                          34,081
                                                      ------------
            Total                                     $     48,035
                                                      ============

LEGAL PROCEEDINGS - The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

EMPLOYMENT AGREEMENT - At December 31, 2000, the Company had an employment agreement with one of its officers. The agreement requires minimum annual compensation of $450,000 and has a term of three years. The agreement requires a one-year severance payment and $200,000. The severance payment requires a resulting two year non-compete.

CONSTRUCTION AND DEVELOPMENT CONTRACTS - In conjunction with its expansion activity, the Company enters into fixed price construction contracts from time to time. The balance remaining to be paid under these contracts was approximately $705,000 and $1,129,000 at December 31, 2000 and January 2, 2000.

(16) SUBSEQUENT EVENT (UNAUDITED)

During January 2001, the Company entered into a lease facility commitment. This commitment will expire in December 2001, and provides up to $2,500,000 of equipment financing. During the first quarter of fiscal 2001, approximately $937,000 of this financing was utilized.

(17) SELECTED QUARTERLY DATA (UNAUDITED)  (IN THOUSANDS):


                                                      Quarters During the Year Ended December 31, 2000
                                          ---------------------------------------------------------------------
                                             April 2         July 2             October 1        December 31
                                          ------------    ------------      ---------------   ----------------
     Revenues, net                          $15,091       $    18,354         $    18,994        $    17,721
     Income from operations                 $   262       $       797         $       880        $       642
     Net income                             $    51       $     1,104         $       624        $       333
     Diluted net income per common
        share                               $  0.01       $      0.11         $      0.06        $      0.03

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999


                                                   Quarters During the Year Ended January 2, 2000
                                       -------------------------------------------------------------------------
                                          April 4              July 4              October 3         January 2
                                       ------------         ------------        --------------      ------------
Revenues, net                          $   10,388           $    12,647         $      12,707       $    11,887
Income (loss) from operations          $     (312)          $      (243)        $         328       $    (5,996)
Net income (loss)                      $     (316)          $      (292)        $         137       $    (6,139)
Diluted net income (loss) per
   common share                        $     (.04)          $      (.03)        $         .02       $      (.70)



                                                         Quarters During the Year Ended January 3, 1999
                                       -------------------------------------------------------------------------
                                          March 29             June 28           September 27         January 3
                                       ------------         ------------        --------------      ------------
Revenues, net                          $     7,734          $    10,925         $      10,916       $    11,186
Income (loss) from operations          $    (4,394)         $      (368)        $         101       $      (336)
Net income (loss)                      $    (4,379)         $      (310)        $         134       $      (274)
Basic and diluted net income
(loss)
    per common share                   $      (.50)         $      (.04)        $         .02       $      (.03)

EXHIBIT NO.               DESCRIPTION                                                 PAGE NO.
-----------               -----------                                                 --------

3.1 Articles of Incorporation, incorporated by reference from Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2      Bylaws, incorporated by reference from Exhibit 3.2 to the Registration
         Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.1     Lease Agreement dated as of January 1, 1996 by and between S&D Land
         Holdings, Inc. and Famous Dave's of Minneapolis, Inc. (Linden Hills), incorporated by reference from Exhibit 10.1 to the Registration
         Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2     Lease Agreement dated as of January 1, 1996 by and between S&D Land
         Holdings, Inc. and Famous Dave's of Minneapolis, Inc. (Highland Park), incorporated by reference from Exhibit 10.2 to the Registration
         Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.3     Sublease Agreement dated as of January 1, 1996 by and between S&D Land
         Holdings, Inc. and Famous Dave's of Minneapolis, Inc. (Roseville), incorporated by reference from Exhibit 10.4 to the Registration
         Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.4     Trademark License Agreement between Famous Dave's of America, Inc. and
         Grand Pines Resorts, Inc., incorporated by reference from Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.5     1998 Director Stock Option Plan

10.6     Employment Agreement dated as of July 1, 1999 between Famous Dave's of
         America, Inc. and Martin J. O'Dowd, incorporated by reference from
         Exhibit 10.2 to Form 10-QSB filed August 18, 1999

10.7     Agreement, dated as of January 21, 2000, by and between S&D Land
         Holdings, Inc., Grand Pines Resorts, Inc. and Famous Dave's of America,
         Inc., incorporated by reference from Exhibit 10.19 to Form 10-Q filed
         May 16, 2000

EXHIBIT NO.               DESCRIPTION                                                 PAGE NO.
-----------               -----------                                                 --------
10.8     Promissory Note, dated January 21, 2000, by Famous Dave's of America,
         Inc. and payable to S&D Land Holdings, Inc., in the initial principal amount of $750,000, incorporated by reference from Exhibit 10.20 to
         Form 10-Q filed May 16, 2000

10.9     Loan Agreement, dated as of January 21, 2000, by and between FFCA
         Acquisition Corporation and MinWood Partners, Inc., incorporated by reference from Exhibit 10.21 to Form 10-Q filed May 16, 2000

10.10    Master Lease, dated as of January 21, 2000, by and between MinWood
         Partners, Inc. and Famous Dave's of America, Inc., incorporated by reference from Exhibit 10.22 to Form 10-Q filed May 16, 2000

10.11    1997 Employee Stock Option Plan (as amended through March 1, 2000)

10.12    1995 Stock Option and Compensation Plan (as amended through June 15,
         2000)

10.13    Loan Agreement, dated as of August 4, 2000, by and between FFCA
         Funding Corporation and FDA Properties, Inc.

10.14    Master Lease, dated as of August 4, 2000, by and between FDA
         Properties, Inc. and Famous Dave's of America, Inc.

21       Subsidiaries of Famous Dave's of America, Inc.

23       Consent of Virchow, Krause & Company, LLP
