Form 10-Q
period 2001-04-01
FAMOUS DAVES OF AMERICA INC
filed 2001-05-11
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 1, 2001

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                      to
                                   --------------------    -----------------

                         Commission file number 0-21625
                                                --------



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


 At May 8, 2001, there were 9,716,346 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes     No X
                                    ---    ---

                         FAMOUS DAVE'S OF AMERICA, INC.

                                  April 1, 2001

                                TABLE OF CONTENTS

                                                                                            PAGE NO.
                                                                                            --------
 PART I        FINANCIAL INFORMATION

 Item 1        Condensed Consolidated Financial Statements


                 Condensed Consolidated Balance Sheets -                                        3
                 April 1, 2001 and December 31, 2000

                 Condensed Consolidated Statements of Operations -                              4
                 For the thirteen weeks ended April 1, 2001 and April 2, 2000

                 Condensed Consolidated Statements of Cash Flows -                              5
                 For the thirteen weeks ended April 1, 2001 and April 2, 2000

                 Notes to Condensed Consolidated Financial Statements                           6

 Item 2
               Management's Discussion and Analysis of Financial Condition and Results of       8
                 Operations

 PART II       OTHER INFORMATION

 Item 1        Legal Proceedings                                                               13
 Item 6        Exhibits and Reports on Form 8-K                                                13

               SIGNATURES                                                                      14

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       APRIL 1, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    (UNAUDITED)
                                                                                                      APRIL 1,        DECEMBER 31,
                                                                                                        2001              2000
                                                                                                 -----------------------------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                       $             960   $       1,895
  Accounts receivable, net                                                                                      772           1,007
  Inventories                                                                                                 1,413           1,394
  Prepaids and other current assets                                                                             888             650
                                                                                                  ------------------  --------------
     Total current assets                                                                                     4,033           4,946

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                                          47,452          46,052

OTHER ASSETS:
  Notes receivable, net of current portion                                                                      889             832
  Deposits                                                                                                      439             550
  Debt issuance costs, net                                                                                      593             583
                                                                                                  ------------------  --------------

                                                                                                  $          53,406   $      52,963
                                                                                                  ==================  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                                  $             544   $         544
  Current portion of long-term debt                                                                           1,088             886
  Current portion of capital lease obligations                                                                  703             420
  Accounts payable                                                                                            3,183           3,678
  Accrued payroll and related taxes                                                                             513           1,102
  Other current liabilities                                                                                   2,655           2,779
                                                                                                  ------------------  --------------
     Total current liabilities                                                                                8,686           9,409

LONG-TERM DEBT, NET OF CURRENT PORTION                                                                        8,071           8,444
FINANCING LEASE OBLIGATION                                                                                    4,500           4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                               990             203
DEFERRED GAIN, NET OF CURRENT PORTION                                                                           338             346
                                                                                                  ------------------  --------------
     Total liabilities                                                                                       22,585          22,902
                                                                                                  ------------------  --------------


SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
   9,548 and 9,346  shares issued and outstanding                                                                95              93
  Additional paid-in capital                                                                                 44,564          44,202
  Accumulated deficit                                                                                      (13,838)        (14,234)
                                                                                                  ------------------  --------------
     Total shareholders' equity                                                                              30,821          30,061
                                                                                                  ------------------  --------------

                                                                                                  $          53,406   $      52,963
                                                                                                  ==================  ==============

     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   THIRTEEN WEEKS ENDED
                                                                                APRIL 1,             APRIL 2,
                                                                                  2001                 2000
                                                                          -------------------   -----------------

REVENUES, NET                                                             $           20,469    $         15,105
                                                                          -------------------   -----------------

COSTS AND EXPENSES:
  Food and beverage costs                                                              6,446               4,980
  Labor and benefits                                                                   5,737               4,250
  Operating expenses                                                                   4,811               3,514
  Depreciation and amortization                                                        1,083                 868
  Pre-opening expenses                                                                   293                 192
  General and administrative                                                           1,451               1,025
                                                                          -------------------   -----------------
    Total costs and expenses                                                          19,821              14,829
                                                                          -------------------   -----------------

INCOME FROM OPERATIONS                                                                   648                 276
                                                                          -------------------   -----------------

OTHER INCOME (EXPENSE):
  Interest income (expense), net                                                       (336)               (225)
  Gain on sale of property                                                               95                    0
  Other income (expense)                                                                (11)                   0
                                                                          ------------------   ------------------
     Total other income (expense)                                                      (252)               (225)
                                                                          ------------------   ------------------

NET INCOME                                                                $              396    $             51
                                                                          ===================   =================

BASIC NET INCOME PER COMMON SHARE                                         $             0.04    $           0.01
                                                                          ===================   =================

DILUTED NET INCOME PER COMMON SHARE                                       $             0.04    $           0.01
                                                                          ===================   =================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                                 9,463,897           9,069,371
                                                                          ===================   =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                              10,229,898           9,168,689
                                                                          ===================   =================


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 THIRTEEN WEEKS ENDED
                                                                                             APRIL 1, 2001   APRIL 2, 2000
                                                                                             --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $         396   $        51
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation and amortization                                                                    1,083           872
    Impairment reserve for restaurants and other assets                                                  0           (35)
    Gain on disposal of property, equipment and leasehold improvements                                 (95)            0
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                                          235            11
     Inventories                                                                                       (94)         (151)
     Prepaids and other current assets                                                                (182)          (53)
     Deposits                                                                                           111          (52)
     Accounts payable                                                                                 (495)       (1,076)
     Accrued payroll and related taxes                                                                (594)          (13)
     Other current liabilities                                                                        (119)          (62)
                                                                                             --------------  -------------
      Cash flows from operating activities                                                             246          (508)
                                                                                             --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold improvements                                       (1,543)       (2,217)
  Payments received on notes receivable                                                                 32             0
                                                                                             --------------  -------------
      Cash flows from investing activities                                                          (1,511)       (2,217)
                                                                                             --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for debt issuance costs                                                                     (10)         (181)
  Proceeds from capital lease obligations                                                              382             0
  Net advances (payments) on line of credit                                                              0        (1,506)
  Proceeds from financing lease obligation                                                               0         3,790
  Payments on long-term debt                                                                          (171)            0
  Payments on capital lease obligations                                                               (235)         (108)
  Proceeds from exercise of stock options                                                              364             5
                                                                                             --------------  -------------
      Cash flows from financing activities                                                             330         2,000
                                                                                             --------------  -------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      (935)         (725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       1,895         1,712
                                                                                             --------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $         960   $       987
                                                                                             ==============  =============


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note receivable issued in connection with sale of assets                                   $         145   $         0
                                                                                             ==============  =============

  Note payable issued in connection with land acquired                                       $           0   $       750
                                                                                             ==============  =============

   Common shares issued in lieu of accounts payable                                          $           0   $        29
                                                                                             ==============  =============

   Equipment purchased under capital lease obligations                                       $         923   $         0
                                                                                             ==============  =============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 1, 2001
                                   (UNAUDITED)

(1) GENERAL

    Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") currently operates or franchises forty-five restaurants under the name "Famous Dave's" throughout various regions of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "shack", or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of April 1, 2001 we operated or franchised forty-five restaurants with an additional two company-owned and two franchised units in development. As of April 2, 2000 we operated or franchised thirty-two restaurants, with one additional company-owned unit in development and three franchise units in development.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by us following the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made.

    Certain amounts in the fiscal 2000 financial statements have been reclassified to conform to the 2001 presentation with no impact on previously reported net income or shareholders' equity.

(3) INCOME PER COMMON SHARE

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the quarter. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period.

(4) INCOME FROM FRANCHISEES

    As of April 1, 2001 we had ten franchise units in operation, three in Minnesota, three in Wisconsin, three in Illinois and one in Nebraska. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.

(5) RELATED PARTY TRANSACTIONS

    S&D LAND HOLDINGS, INC. - We lease the real estate for three of our units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding shareholder and Chairman.

(6) INCOME TAXES

    At April 1, 2001, the Company had generated net operating losses of approximately $10.5 million, which, if not used, will begin to expire in 2011. Future changes in ownership may place limitations on the use of these net operating loss carry-forwards. We have recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefit.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  APRIL 1, 2001
                                   (UNAUDITED)

(7) NOTES PAYABLE

    On January 21, 2000 a note payable was signed with S&D Land Holdings Inc., a company wholly owned by the Company Chairman, for $750,000 to facilitate mortgage financing. The note is due January 21, 2002, bears interest at 12%, and requires monthly interest payments. As of April 1, 2001, the principal balance on this note was $600,000.

(8) FINANCING LEASE OBLIGATIONS

    In March 1999, we completed a sale-leaseback transaction involving three of our existing units that provided proceeds of approximately $4.5 million. Under this financing we are obligated to make monthly payments of approximately $41,250 (which increases 4.04% every two years) for a minimum of twenty years.

(9) CAPITAL LEASE OBLIGATIONS

    The Company has entered into various lease facility commitments. During the quarter ended April 1, 2001, approximately $1,305,000 of new capital leases were added for furniture, equipment, and leasehold improvements. Leases outstanding under these new agreements bear interest at rates from approximately 11.9% to 12.5% and expire through February 2006.

(10) DEFERRED GAIN AND NOTE RECEIVABLE

    During the second quarter ended July 2, 2000, the company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchises. The balance on the notes receivable was approximately $876,000 as of April 1, 2001. The notes receivable bear interest at 9.6% and 12.0% and require monthly payments of principal and interest, are secured by equipment and mature through July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. The Company recorded a deferred gain on this sale and will recognize the gain over the term of the note receivable.

(11) COMMITMENTS AND CONTINGENCIES

CONSTRUCTION AND DEVELOPMENT CONTRACTS

    In conjunction with our expansion activity, we enter into construction contracts from time to time. At April 1, 2001, we had commitments outstanding under one contract for construction of a lodge in Oakton, Virginia. As of April 1, 2001, the balance remaining to be paid under this contract was approximately $473,000.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 2.

OVERVIEW

    The business of Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of April 1, 2001 we owned and operated thirty-five restaurants: fourteen restaurants were located in Minnesota, seven in Illinois, three each in Wisconsin, Iowa and Maryland, two each in Utah and Virginia, and one in Nebraska. In addition to these thirty-five restaurants, we have a unit in development in Oakton, Virginia and another in Laurel Lakes, Maryland. Our franchised units include ten restaurants operating in Minnesota, Illinois, Wisconsin and Nebraska under franchise agreements, with additional franchised units scheduled to open in Cross Lake, Minnesota and Sioux Falls, South Dakota.

    Our future additional revenues and profits will depend upon various factors, including additional market acceptance of the Famous Dave's concept, the quality of our restaurant operations, the ability to successfully expand into new markets, our ability to raise additional financing as required and general economic conditions. There can be no assurance that we will successfully implement our expansion plans, in which case we will continue to be dependent on revenues from existing operations. We also face all of the risks, expenses and difficulties frequently encountered the development of an expanding business. Furthermore, to the extent that our expansion strategy is successful, we must manage the transition to multiple-site and higher-volume operations, the control of overhead expenses and the addition and retention of necessary personnel.

    Components of operating expenses include operating payroll and employee benefits, occupancy costs, repairs and maintenance, and advertising and promotion. Certain of these costs are variable and will increase with sales volume. The primary fixed costs are corporate and restaurant management and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three months of operation. As restaurant management and staff gain experience after the opening of a new restaurant, improvements are seen in expense controls such as labor scheduling, food cost management and operating expenses, and expense levels are brought down to levels similar to those at our more established restaurants.

    General and administrative expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, rent, depreciation, general insurance and marketing expenses are major items in this category.

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Our overall operating results expressed as a percentage of restaurant revenues (which consist of restaurant, retail and ribfest revenues), net were as follows (this does not include any of our Franchise Royalty Income, Licensing Royalty Income, or Franchise Fees Income):

                                                                         THIRTEEN WEEKS ENDED:
                                                                   APRIL 1, 2001       APRIL 2, 2000
                                                                    (UNAUDITED)         (UNAUDITED)

REVENUES, NET                                                          100.0%              100.0%

UNIT-LEVEL COSTS AND EXPENSES
    Food and beverage costs                                            32.0%               33.0%
    Labor and benefits                                                 28.5%               28.2%
    Operating expenses                                                 23.9%               23.3%
    Depreciation and amortization                                       5.1%                5.4%
    Pre-opening expenses                                                1.5%                1.3%
                                                                 ------------------- -------------------
      Total costs and expenses                                         90.9%               91.2%
                                                                 ------------------- -------------------

INCOME FROM UNIT-LEVEL OPERATIONS                                       9.1%                8.9%

    General and Administrative Expenses                                 6.9%                7.1%
                                                                 ------------------- -------------------

INCOME FROM OPERATIONS                                                  2.2%                1.8%

    Other expense, net                                                 (1.4%)              (1.4%)
                                                                 ------------------- -------------------

NET INCOME                                                              2.0%                0.3%
                                                                 =================== ===================

REVENUES, NET:

    RESTAURANT REVENUES, NET

    Net restaurant and retail revenue for the thirteen weeks ended April 1, 2001 was $20,153,000 compared to $15,091,000 for the same period in 2000, a 33.5% increase. The increase in net revenue is primarily due to the addition of seven new restaurants and a conversion of four acquired restaurants during the four quarters subsequent to April 2, 2000, and is also due to an increase in same store sales. The Company has twenty-one restaurants that have been open for more than eighteen months and these restaurants reported increases in same store sales of approximately 3.3% in the thirteen weeks ended April 1, 2001. This is the eighth consecutive quarter of positive same-store sales growth for our company.

    OTHER REVENUE

    Other revenue for the company consists of royalty revenues and franchise fees. Franchise revenues for the thirteen weeks ended April 1, 2001 were $271,000 compared to $14,000 for the thirteen weeks ended April 2, 2000. Franchise revenue includes both franchise royalty income and franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no material services are required by the company. The Company currently has ten franchises open compared to two for the same period in 2000. The Company also receives licensing revenue based on sales of branded products including sauces, seasoning and prepared meats. For the thirteen weeks ending April 1, 2001 the licensing royalty income was $45,000. There was no licensing royalty income for the comparable period in 2000.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOOD AND BEVERAGE COSTS

    Food and beverage costs for the thirteen weeks ended April 1, 2001 were $6,446,000 or 32.0% of net restaurant revenue, compared to $4,980,000 or 33.0% of net restaurant revenue for the same period in 2000. The decrease in food and beverage costs as a percent of net restaurant revenue was primarily due to improved operating efficiencies and an increase in certain menu prices.

LABOR AND BENEFITS

    Labor and benefits for the thirteen weeks ended April 1, 2001 were $5,737,000 or 28.5% of net restaurant revenue, compared to $4,250,000 or 28.2% of net restaurant revenue for the same period in 2000. The increase in dollar cost of labor for 2001 is caused by the growth in number of restaurants compared to 2000. Labor costs as a percent of net restaurant revenue were higher for the thirteen weeks ended April 1, 2001 compared to the comparable period in 2000 due to the sale of our sauce and seasoning lines of business in the second quarter 2000. The low labor costs associated with the additional revenue generated by these retail sales diluted the first quarter 2000 labor costs as a percentage of net restaurant revenue.

OPERATING EXPENSES

    For the thirteen weeks ended April 1, 2001, operating costs were $4,811,000 or 23.9% of net restaurant revenue, compared to $3,514,000 or 23.3% of net restaurant revenue for the same period in 2000. The dollar increase in operating expense is related to the growth of restaurant units. The increase in operating expense as a percent of net restaurant revenue is due to an increase in utility expenses, offset slightly by the impact of certain fixed costs against a higher average unit volume.

DEPRECIATION AND AMORTIZATION

    Unit-level depreciation and amortization for the thirteen weeks ended April 1, 2001 was $1,025,000 or 5.1% of net restaurant revenue compared to $814,000 or 5.4% of net restaurant revenue during the same period in 2000. The increased dollar amount of depreciation expense is the result of increased construction costs of new units opened in 2001 as well as a higher number of units open in 2001 as compared with 2000.

PRE-OPENING EXPENSES

    Pre-opening expenses were $293,000 or 1.5% of net restaurant revenue for the thirteen weeks ended April 1, 2001 compared to $192,000 or 1.3% of net restaurant revenue during the same period in 2000. Pre-opening expenses are charged to expense in the month that they are incurred. The first quarter 2001 expenses reflect the opening of two units in the Chicago area during the quarter. This compares to 2000 which included expenses associated with the opening of units in Vernon Hills, Illinois, and Addison, Illinois. In addition, pre-opening costs were incurred in both periods for restaurant openings in progress. Pre-opening costs will vary from location to location depending on a number of factors, including (but not limited to) the size and physical layout of each location; the cost of travel and lodging in different metropolitan areas; and the relative difficulty of the restaurant staffing and training process.

INCOME FROM UNIT-LEVEL OPERATIONS

    Income from unit-level operations totaled $1,843,000 or 9.1% of net operating revenue for the thirteen weeks ended April 1, 2001, compared to $1,341,000 or 8.9% of net operating revenue in the corresponding period of 2000. Income from unit-level operations represents income from restaurant operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations, both in amount and as a percent of net operating revenue from 2000

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to 2001, is attributable to the increase in net revenue from new and existing units and other non-restaurant revenue and the other changes in costs and expenses as discussed previously.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative ("G&A") expenses for the thirteen weeks ended April 1, 2001 were $1,451,000 or 7.1% of net operating revenue, compared to $1,025,000 or 6.8% of net operating revenue for the same period in 2000. The increase in general and administrative expenses reflects increased personnel at the corporate level to support restaurant and franchise growth. In addition, there were several open corporate positions in 2000, giving an unusually low level of G&A expense for the period ending April 2, 2000.

INCOME FROM OPERATIONS

    Income from operations totaled $648,000 or 3.2% of net operating revenue, for the thirteen weeks ended April 1, 2001 compared to $276,000 or 1.8% of net operating revenue in the corresponding period in 2000. The increase in income is primarily attributable to increased flow through restaurant operations, control of operating expenses and increased franchise royalty revenue and fees.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net, primarily represents interest expense on capital lease obligations, a line of credit, notes payable and financing lease obligations. Other income (expense), net, was ($252,000) or (1.2%) of net operating revenue for the thirteen weeks ended April 1, 2001. For the same period in 2000, interest and other income (expense), net, was ($225,000) or (1.5%). The increase in net expense from 2000 to 2001 was primarily due to additional borrowings for equipment at restaurants opened during the period from April 3, 2000 and April 1, 2001 and the corresponding interest expense on notes payable, a bank line of credit, and various capital lease obligations.

GAIN ON SALE OF PROPERTY

    During the first quarter of 2001, the net gain on sale of property was $95,000, or 0.5% of net operating revenue. There was no sale of property during the first quarter of 2000.

NET INCOME/NET INCOME PER COMMON SHARE

    The net income for the thirteen weeks ended April 1, 2001 was $396,000 or $.04 per share on 10,229,898 weighted average diluted shares outstanding, compared to $51,000 or $.01 per share on 9,168,689 weighted average shares outstanding during the comparable period in 2000. The increase in net income and net income per share is attributable to increased income from restaurant and franchise operations and an emphasis on controlled expenses, but is offset by an increase in the number of shares outstanding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    During the thirteen weeks ending April 1, 2001, our balance of cash and cash equivalents decreased by $935,000 to approximately $960,000 from the December 31, 2000 balance. The primary sources of cash were additional earnings and cash from financing activities, while the primary use of cash was for the purchase and/or development of property, equipment and leasehold improvements (Approximately $1.5 million).

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    At April 1, 2001 we are party to a credit agreement with a financial corporation which provides up to $4,500,000 of borrowing capability to us, of which $544,000 is outstanding at quarter end. This facility is secured by certain of our property, and in addition is guaranteed by and partially secured by the Chairman of the Company, David Anderson. This credit agreement provides for borrowing up to a maximum of 50% of the value of a collateral pool which consists of our property and certain of the property pledged to secure the credit agreement by Mr. Anderson. Total availability on this agreement as of April 1, 2001 was $1,680,000 due to collateral limits. The credit agreement matures in April 2002.

    During the quarter ended April 1, 2001, approximately $1,305,000 of new capital leases were added for furniture, equipment, and leasehold improvements. Leases outstanding under these new agreements bear interest at rates from approximately 11.9% to 12.5% and expire through February 2006. Monthly payments on these new agreements are approximately $39,000.

    To continue our expansion, we anticipate that additional financing will be required during the next twelve months. We believe that future development and expansion will be funded or financed primarily through cash and short-term investments currently held, proceeds from the sale of additional equity and/or debt securities, and proceeds from other forms of financing such as lease financing or other credit facilities. However, there can be no assurance that additional financing required for expansion will be available on terms acceptable or favorable to us.

SEASONALITY

    Our units typically generate higher revenues during the second and third quarters (spring and summer months) than in the first and fourth quarters (fall and winter months) as a result of our concentration of locations in the Illinois, Minnesota and Wisconsin market areas.

MARKET RISK SENSITIVITY

    The Company uses financial instruments, including fixed and variable rate debt, to finance operations. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instruments. There has been no material change in the Company's market risks associated with debt obligations during the quarter ended April 1, 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: our ability expand into new markets; our ability to execute our expansion strategy; changes in business strategy or development plans; availability and terms of capital; changes in costs of food, labor, and employee benefits; changes in government regulations; competition; availability of locations and terms of sites for restaurant development; development and operating costs; advertising and promotional efforts; brand awareness. For further information regarding these and other factors, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None

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









Date: May 10, 2001