Form 10-Q
period 2001-07-01
FAMOUS DAVES OF AMERICA INC
filed 2001-08-13
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended July 1, 2001

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
(State or other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

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

                                  Yes X     No___


         At August 8, 2001, there were 10,081,658 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes ____   No X

                         FAMOUS DAVE'S OF AMERICA, INC.

                                  July 1, 2001

                                TABLE OF CONTENTS

                                                                                              PAGE NO.
PART I        FINANCIAL INFORMATION

Item 1        Condensed Consolidated Financial Statements


                 Condensed Consolidated Balance Sheets -
                 July 1, 2001 and December 31, 2000                                              3

                 Condensed Consolidated Statements of Operations -
                 For the twenty-six weeks ended July 1, 2001 and July 2, 2000                    4

                 Condensed Consolidated Statements of Cash Flows  -
                 For the twenty-six weeks ended July 1, 2001 and July 2, 2000                    5

                 Notes to Condensed Consolidated Financial Statements                            6

Item 2
               Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                        8

Item 3         Quantitative and Qualitative Disclosures About Market Risk                       14

PART II       OTHER INFORMATION

Item 1         Legal Proceedings                                                                15
Item 4         Submission of Matters to a Vote of Security Holder                               15
Item 6         Exhibits and Reports on Form 8-K                                                 15

               SIGNATURES                                                                       16

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JULY 1, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 (UNAUDITED)
                                                                   JULY 1,        DECEMBER 31,
                                                                    2001             2000
                                                                 -----------      -----------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $  2,729         $  1,895
  Accounts receivable, net                                           1,141            1,007
  Inventories                                                        1,368            1,394
  Prepaids and other current assets                                    819              650
                                                                  --------         --------
     Total current assets                                            6,057            4,946

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                 45,134           46,052

OTHER ASSETS:
  Notes receivable, net of current portion                             849              832
  Deposits                                                             200              550
  Debt issuance costs, net                                             598              583
  Investment in unconsolidated affiliate                             2,472                0
                                                                  --------         --------

                                                                  $ 55,310         $ 52,963
                                                                  ========         ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                  $    200         $    544
  Current portion of long-term debt                                  1,102              886
  Current portion of capital lease obligations                         717              420
  Accounts payable                                                   3,568            3,678
  Accrued payroll and related taxes                                    502            1,102
  Other current liabilities                                          2,733            2,779
                                                                  --------         --------
     Total current liabilities                                       8,822            9,409

LONG-TERM DEBT, NET OF CURRENT PORTION                               7,941            8,444
FINANCING LEASE OBLIGATION                                           4,500            4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                      963              203
DEFERRED GAIN, NET OF CURRENT PORTION                                  330              346
                                                                  --------         --------
     Total liabilities                                              22,556           22,902
                                                                  --------         --------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
   9,756 and 9,346  shares issued and outstanding                       98               93
  Additional paid-in capital                                        45,074           44,202
  Accumulated deficit                                              (12,418)         (14,234)
                                                                  --------         --------
     Total shareholders' equity                                     32,754           30,061
                                                                  --------         --------
                                                                  $ 55,310         $ 52,963
                                                                  ========         ========


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (Unaudited)

                                                               THIRTEEN WEEKS ENDED                     TWENTY SIX WEEKS ENDED
                                                          --------------------------------        ------------------------------
                                                               JULY 1,           JULY 2,             JULY 1,            JULY 2,
                                                                2001              2000                2001                2000
                                                           ------------        -----------        ------------        -----------
REVENUES, NET                                              $     22,848        $    18,354        $     43,317        $    33,459
                                                           ------------        -----------        ------------        -----------
COSTS AND EXPENSES:
  Food and beverage costs                                         7,026              6,077              13,471             11,057
  Labor and benefits                                              6,061              4,910              11,797              9,160
  Operating expenses                                              5,061              3,996               9,873              7,510
  Depreciation and amortization                                   1,091                905               2,174              1,772
  Pre-opening expenses                                               33                162                 326                354
  General and administrative                                      1,623              1,507               3,075              2,533
                                                           ------------        -----------        ------------        -----------
     Total costs and expenses                                    20,895             17,557              40,716             32,386
                                                           ------------        -----------        ------------        -----------

INCOME FROM OPERATIONS                                            1,953                797               2,601              1,073
                                                           ------------        -----------        ------------        -----------

OTHER INCOME (EXPENSE):
  Interest expense, net                                            (382)              (347)               (719)              (572)
  Gain on sale of property                                            9                640                 104                640
  Other income                                                       33                 14                  23                 14
  Equity in loss of unconsolidated affiliate                       (193)                 0                (193)                 0
                                                           ------------        -----------        ------------        -----------
     Total other income (expense)                                  (533)               307                (785)                82
                                                           ------------        -----------        ------------        -----------

NET INCOME                                                 $      1,420        $     1,104        $      1,816        $     1,155
                                                           ============        ===========        ============        ===========

BASIC NET INCOME PER COMMON SHARE                          $       0.15        $      0.12        $       0.19        $      0.13
                                                           ============        ===========        ============        ===========

DILUTED NET INCOME PER COMMON SHARE                        $       0.13        $      0.11        $       0.17        $      0.12
                                                           ============        ===========        ============        ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC            9,686,422          9,089,885           9,575,159          9,079,627
                                                           ============        ===========        ============        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED         10,937,755          9,760,151          10,602,118          9,471,926
                                                           ============        ===========        ============        ===========

See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     TWENTY-SIX WEEKS ENDED
                                                                                  JULY 1, 2001     JULY 2, 2000
                                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $ 1,816        $ 1,155
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation and amortization                                                      2,174          1,781
    Impairment reserve for restaurants and other assets                                    0            (67)
    Gain on disposal of property, equipment and leasehold improvements                   104           (640)
    Equity in loss of unconsolidated affiliate                                           193              0
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                           (134)             6
     Inventories                                                                         (49)           (88)
     Prepaids and other current assets                                                  (139)            39
     Deposits                                                                            350            (77)
     Accounts payable                                                                   (110)        (1,564)
     Accrued payroll and related taxes                                                  (600)           143
     Other current liabilities                                                           (46)            30
                                                                                     -------        -------
      Cash flows from operating activities                                             3,559            718
                                                                                     -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold improvements                         (2,971)        (3,645)
  Proceeds from sale of property                                                           0            530
  Payments received on notes receivable                                                   98              0
                                                                                     -------        -------
      Cash flows from investing activities                                            (2,873)        (3,115)
                                                                                     -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for debt issuance costs                                                       (15)          (226)
  Proceeds from capital lease obligations                                                382              0
  Net advances (payments) on line of credit                                             (344)        (1,506)
  Proceeds from financing lease obligation                                                 0          3,790
  Payments on long-term debt                                                            (287)             0
  Payments on capital lease obligations                                                 (465)          (188)
  Payments on financing lease obligations                                                  0            (15)
  Proceeds from exercise of stock options                                                877             62
                                                                                     -------        -------
      Cash flows from financing activities                                               148          1,917
                                                                                     -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         834           (480)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,895          1,712
                                                                                     -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 2,729        $ 1,232
                                                                                     =======        =======


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note receivable issued in connection with sale of assets                           $   145        $   920
                                                                                     =======        =======

  Note payable issued in connection with land acquired                               $     0        $   750
                                                                                     =======        =======

   Common shares issued in lieu of accounts payable                                  $     0        $    51
                                                                                     =======        =======

   Equipment purchased under capital lease obligations                               $ 1,140        $     0
                                                                                     =======        =======

   Property and equipment exchanged for investment in unconsolidated affiliate       $ 2,665        $     0
                                                                                     =======        =======

   Deferred gain on sold property and equipment                                      $     0        $   394
                                                                                     =======        =======


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2001
                                   (UNAUDITED)

(1) GENERAL

      Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") currently operates or franchises forty-seven restaurants under the name "Famous Dave's" throughout various regions of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "Shack", or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of July 1, 2001 we operated or franchised forty-seven restaurants with an additional two company-owned and two franchised units in development. As of July 2, 2000 we operated or franchised thirty-five restaurants, and two additional company-owned units were in development.

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

(4) INCOME FROM FRANCHISEES

      As of July 1, 2001 we had twelve franchise units in operation, four in Minnesota, three in Wisconsin, three in Illinois and one each in Nebraska and South Dakota. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.

(5) RELATED PARTY TRANSACTIONS

      S&D LAND HOLDINGS, INC. - We lease the real estate for three of our units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding shareholder and Chairman.

(6) INCOME TAXES

      At July 1, 2001, the Company had generated net operating losses of approximately $9.2 million, which, if not used, will begin to expire in 2011, and tax credit carryforwards of approximately $585,000, which, if not used, will also begin to expire in 2011. Future changes in ownership may place limitations on the use of these net operating loss carryforwards. We have recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefit.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 1, 2001
                                   (UNAUDITED)

(7) NOTES PAYABLE

      On January 21, 2000 a note payable was signed with S&D Land Holdings Inc., a company wholly owned by the Company Chairman, for $750,000 to facilitate mortgage financing. The note is due January 21, 2002, bears interest at 12%, and requires monthly interest payments. As of July 1, 2001, the principal balance on this note was $600,000.

(8) FINANCING LEASE OBLIGATIONS

      In March 1999, we completed a sale-leaseback transaction involving three of our existing units that provided proceeds of approximately $4.5 million. Under this financing we are obligated to make monthly payments of approximately $42,917 (which increases 4.04% every two years) for a minimum of twenty years.

(9) CAPITAL LEASE OBLIGATIONS

      The Company has entered into various lease facility commitments. During the quarter ended July 1, 2001, approximately $217,000 of an additional capital lease was added for furniture, equipment, and leasehold improvements. For the twenty-six weeks ended July 1, 2001, approximately $1,522,000 of additional capital lease was added for furniture, equipment, and leasehold improvements. The lease outstanding under the agreement entered into during the second quarter bears interest at a rate of approximately 10.0% and expires in April 2004.

(10) DEFERRED GAIN AND NOTE RECEIVABLE

      During the second quarter ended July 2, 2000, the Company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchises. The Company financed part of the sale price on each transaction with notes that bear interest at 9.6% and 12% and require monthly payments of principal and interest. The balance on these notes receivable was approximately $862,000 as of July 1, 2001. They are secured by equipment and mature through July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. The Company recorded a deferred gain on this sale and will recognize the gain over the term of the note receivable.

(11) COMMITMENTS AND CONTINGENCIES

   CONSTRUCTION AND DEVELOPMENT CONTRACTS

      In conjunction with our expansion activity, we enter into construction contracts from time to time. At July 1, 2001, we had commitments outstanding under two contracts for construction of restaurants in Laurel, Maryland and Palatine, Illinois. As of July 1, 2001, the balance remaining to be paid under these contracts was approximately $400,000.

   OTHER

      The Company has an obligation to fund an additional $825,507 to FUMUME, LLC as part of its contribution agreement.


(12) INVESTMENT IN UNCONSOLIDATED AFFILIATE

      The Company owns approximately 40% of the membership interest of FUMUME, LLC, a company that develops themed restaurants based on the blues entertainment artist Isaac Hayes. The shares held are voting shares and are not publicly traded. The Company believes the carrying amount approximates fair value of the investment at July 1, 2001.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.

OVERVIEW

      The business of Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of July 1, 2001 we owned and operated thirty-five restaurants: fourteen restaurants were located in Minnesota, six in Illinois, three each in Wisconsin, Iowa, Maryland, and Virginia, two in Utah, and one in Nebraska. In addition to these thirty-five restaurants, we have a unit in development in Laurel Lakes, Maryland and another unit in development in Palatine, Illinois. Our franchised units include twelve restaurants operating in Minnesota, Illinois, Wisconsin, Nebraska, and South Dakota under franchise agreements. We have signed development agreements representing commitments to develop an additional 37 franchised restaurants. We expect seven to nine of these to open before the end of the fiscal year.

      Famous Dave's is also a 40% participant in a joint venture (FUMUME, LLC) to develop a themed restaurant concept based on the blues entertainment artist Isaac Hayes. Pursuant to the agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. FUMUME opened its first location in Chicago in June and anticipates opening the second location in Memphis, Tennessee in October 2001. Each location is structured as a separate Delaware limited liability company, each of which is wholly owned by FUMUME.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Our restaurant level operating profit expressed as a percentage of restaurant revenues (which consists of restaurant revenue in 2001 and restaurant, retail and ribfest revenues in 2000), net, were as follows (this does not include any of our Franchise Royalty Income, Licensing Royalty Income, or Franchise Fee Income):

                                                       THIRTEEN WEEKS ENDED              TWENTY SIX WEEKS ENDED
                                                 JULY 1, 2001      JULY 2, 2000     JULY 1, 2001    JULY 2, 2000
                                                  (UNAUDITED)      (UNAUDITED)       (UNAUDITED)    (UNAUDITED)

RESTAURANT REVENUES, NET                            100.0%            100.0%            100%            100%

UNIT-LEVEL COSTS AND EXPENSES
    Food and beverage costs                          31.4%            33.5%             31.7%          33.3%
    Labor and benefits                               27.1%            27.1%             27.8%          27.6%
    Operating expenses                               22.7%            22.1%             23.2%          22.6%
    Depreciation and amortization                     4.6%             4.7%              4.8%           5.0%
    Pre-opening expenses                              0.1%             0.9%              0.8%           1.1%
                                                     ----             ----              ----           ----
      Total costs and expenses                       86.0%            88.3%             88.3%          89.6%
                                                     ----             ----              ----           ----
RESTAURANT-LEVEL OPERATING PROFIT                    14.0%            11.7%             11.7%          10.4%
                                                     ====             ====              ====           ====


REVENUES, NET:

      RESTAURANT REVENUES, NET

      Net restaurant revenue for the thirteen weeks ended July 1, 2001 was $22,344,000 compared to $18,116,000 for the same period in 2000, a 23.3%
increase. The increase in net revenue is primarily due to the addition of eight new restaurants during the four quarters subsequent to July 2, 2000, and is also due to an increase in same store sales. For the twenty-six weeks ended July 1, 2001, net restaurant revenue was $42,496,000 compared to $33,207,000 for the same period in 2000, a 28% increase. Retail and Ribfest revenues are included in the fiscal 2000 figures, and totaled $613,000 for the thirteen weeks ended July 2, 2000, and $1,108,000 for the twenty-six weeks ended July 2, 2000. We have since sold these two business units and, therefore, no longer realize revenue from them.

      The Company has twenty restaurants that have been open for more than eighteen months and these restaurants reported increases in same store sales of approximately 3.1% in the thirteen weeks ended July 1, 2001, and approximately 3.2% in the twenty-six weeks ended July 1, 2001. This is the ninth consecutive quarter of positive same-store sales growth for our company.

      OTHER REVENUE

      Other revenue for the Company consists of royalty revenues and franchise fees. Franchise revenues for the thirteen weeks ended July 1, 2001 were $421,000 compared to $219,000 for the thirteen weeks ended July 2, 2000, a 92% increase. For the twenty-six week period ended July 1, 2001, franchise revenues totaled $691,000 compared to $232,000 for the same period in 2000. Franchise revenue includes both franchise royalty income and franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no material services are required by the Company. The increase in royalty revenues and franchise fees is primarily due to an increase in the number of Company franchisees. The Company currently has twelve franchises open compared to seven for the same period in 2000.

      The Company also receives licensing revenue based on sales of branded products including sauces, seasoning and prepared meats. For the thirteen weeks ended July 1, 2001 the licensing royalty income was $83,000, compared to $20,000 for the same period in 2000. For the twenty-six week period ended July 1, 2001 the licensing royalty income was $129,000 compared to $20,000 for the same period in 2000.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOOD AND BEVERAGE COSTS

      Food and beverage costs for the thirteen weeks ended July 1, 2001 were $7,026,000 or 31.4% of net restaurant revenue, compared to $6,077,000 or 33.5% of net restaurant revenue for the same period in 2000. For the twenty-six week period ended July 1, 2001, food and beverage costs were $13,471,000, or 31.7% of net restaurant revenue, compared to $11,057,000, or 33.3% of net restaurant revenue, for the same period in 2000. The decrease in food and beverage costs as a percent of net restaurant revenue was primarily due to improved operating efficiencies and an increase in certain menu prices.

LABOR AND BENEFITS

      Labor and benefits for the thirteen weeks ended July 1, 2001 were $6,061,000 or 27.1% of net restaurant revenue, compared to $4,910,000 or 27.1% of net restaurant revenue for the same period in 2000. For the twenty-six weeks ended July 1, 2001, labor and benefits were $11,797,000, or 27.8% of net restaurant revenue, compared to $9,160,000 or 27.6% of net restaurant revenue for the same period in 2000. The increase in dollar cost of labor for 2001 is caused by the growth in number of restaurants compared to 2000. Labor costs as a percent of net restaurant revenue were higher in 2001 when compared to 2000 due to the sale of our sauce and seasoning lines of business in the second quarter 2000. The low labor costs associated with the additional revenue generated by these retail sales diluted the first and second quarters of 2000 labor costs as a percentage of net restaurant revenue. Increases in labor and benefit costs have been offset by better efficiency at the restaurants.

OPERATING EXPENSES

      For the thirteen weeks ended July 1, 2001, operating costs were $5,061,000 or 22.7% of net restaurant revenue, compared to $3,996,000 or 22.1% of net restaurant revenue for the same period in 2000. For the twenty-six weeks ended July 1, 2001, operating costs were $9,873,000 or 23.2% of net restaurant revenue, compared to $7,510,000 or 22.6% of net restaurant revenue for the same period in 2000. The dollar increase in operating expense is related to the growth of restaurant units. The increase in operating expense as a percent of net restaurant revenue is due to an increase in utility expenses, offset slightly by the impact of certain fixed costs against a higher average unit volume.

DEPRECIATION AND AMORTIZATION

      Unit-level depreciation and amortization for the thirteen weeks ended July 1, 2001 was $1,035,000 or 4.6% of net restaurant revenue compared to $853,000 or 4.7% of net restaurant revenue during the same period in 2000. For the twenty-six week period ended July 1, 2001, unit-level depreciation and amortization was $2,060,000 or 4.8% of net restaurant revenue compared to $1,667,000 or 5.0% of net restaurant revenue during the same period in 2000. The increased dollar amount of depreciation expense is the result of a higher number of units open in 2001 as compared with 2000. The decrease in depreciation expenses as a percent of net restaurant revenue is due to the leverage of increased revenues.

PRE-OPENING EXPENSES

      Pre-opening expenses were $33,000 or 0.1% of net restaurant revenue for the thirteen weeks ended July 1, 2001 compared to $162,000 or 0.9% of net restaurant revenue during the same period in 2000. For the twenty-six week period ended July 1, 2001, pre-opening expenses were $326,000 or 0.8% of net restaurant revenue, compared to $354,000 or 1.1% of net restaurant revenue during the same period in 2000. Pre-opening expenses are charged to expense in the month that they are incurred. The second quarter 2001 expenses reflect the opening of one restaurant in Oakton, Virginia during the quarter. This compares to the same period in 2000 which included expenses associated with the opening of units in Vernon Hills, Illinois, and Addison, Illinois. In addition, pre-opening costs were incurred in both periods for restaurant openings in progress. Pre-opening costs will vary from location to location depending on a number of factors, including (but not limited to) the size and physical layout of each location; the cost of travel and lodging in different metropolitan areas; and the relative difficulty of the restaurant staffing and training process.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTAURANT-LEVEL OPERATING PROFIT

      Restaurant-level operating profit (income from unit-level operations) represents income from restaurant operations before general and administrative expenses, and excludes licensing, royalty and fee income. Restaurant-level operating profit totaled $3,131,000 or 14.0% of net restaurant revenue for the thirteen weeks ended July 1, 2001, compared to $2,120,000 or 11.7% of net restaurant revenue in the corresponding period of 2000. For the twenty-six week period ended July 1, 2001, restaurant-level operating profit totaled $4,972,000 or 11.7% of net restaurant revenue, compared to $3,461,000 or 10.4% of net restaurant revenue for the same period in 2000. Although restaurant-level operating profit should not be considered an alternative to income from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in restaurant-level operating profit, both in amount and as a percent of net operating revenue from 2000 to 2001, is attributable to the increase in net revenue from new and existing units and other non-restaurant revenue and the other changes in costs and expenses as discussed previously.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative ("G&A") expenses for the thirteen weeks ended July 1, 2001 were $1,623,000 or 7.1% of net operating revenue, compared to $1,507,000 or 8.2% of net operating revenue for the same period in 2000. For the twenty-six week period ended July 1, 2001, G&A expenses were $3,075,000 or 7.1% of net operating revenue compared to $2,533,000 or 7.6% of net operating revenue for the same period in 2000. The increase in general and administrative expenses reflects increased personnel at the corporate level to support restaurant and franchise growth. The decrease in G&A expense as a percent of net operating revenue between 2000 and 2001 is due to increased leverage of the existing infrastructure.

INCOME FROM OPERATIONS

      Income from operations totaled $1,953,000 or 8.5% of net operating revenue, for the thirteen weeks ended July 1, 2001 compared to $797,000 or 4.3% of net operating revenue in the corresponding period in 2000. For the twenty-six week period ended July 1, 2001, income from operations totaled $2,601,000 or 6.0% of net operating revenue, compared to $1,073,000 or 3.2% of net restaurant revenue for the same period in 2000. The increase in income is primarily attributable to increased flow through restaurant operations, control of operating expenses and increased franchise royalty revenue and fees.

OTHER INCOME (EXPENSE), NET:

      Other income (expense), net, represents interest expense on capital lease obligations, a line of credit, notes payable and financing lease obligations; gains or losses on sales of property; and equity in loss from an unconsolidated affiliate. Total other income (expense), net, for the thirteen weeks ended July 1, 2001 was ($533,000) or (2.3%) of net operating revenue, compared to $307,000 or 1.7% of net operating revenue for the same period in 2000. For the twenty-six week period ended July 1, 2001, other income (expense), net, was ($785,000), or (3.4%) of net operating revenue, compared to $82,000 or 0.2% of net operating revenue for the same period in 2000

      INTEREST AND OTHER INCOME (EXPENSE) NET

      Interest and other income (expense), net, was ($348,000) or (1.5%) of net operating revenue for the thirteen weeks ended July 1, 2001. For the same period in 2000, interest and other income (expense), net, was ($333,000) or (1.8%) of net operating revenue. For the twenty-six week period ended July 1, 2001, interest and other income (expense), net, was ($696,000) or (1.6%) of net operating revenue. This compares to the same period in 2000, where interest and other income (expense), net, was ($558,000) or (3.0%) of net operating revenue. The increase in net expense from 2000 to 2001 was primarily due to additional borrowings for equipment at restaurants opened during the period from July 2, 2000 and July 1, 2001 and the corresponding interest expense on notes payable, a bank line of credit, and various capital lease obligations. The decrease in net expense as a percentage of net restaurant revenues is due to higher revenues in both the thirteen and twenty-six week periods of 2001 compared to 2000.

      GAIN ON SALE OF PROPERTY

      During the thirteen week period ended July 1, 2001, the net gain on sale of property was $9,000, or 0.04% of net operating revenue. This compares to $640,000, or 3.5% of net operating revenue, for the same period in 2000. For the twenty-six week period ended July 1, 2001, the net gain on sale of property was $104,000, or 0.2% of net operating revenue, compared to $640,000 or 1.9% of net operating revenue for the same period in 2000. The $640,000 gain in 2000 is attributable to the sale of our sauce and seasoning retail businesses and the sale of two company-operated restaurants to franchisees.

      EQUITY IN LOSS FROM UNCONSOLIDATED AFFILIATE

      Effective June 1, 2001, Famous Dave's Ribs-U, Inc., our wholly-owned subsidiary, entered into a joint venture with Memphis-based Lifestyle Ventures, LLC, H&H Holding Company, LLC and another investor to develop a themed restaurant concept based on the Blues entertainment artist Isaac Hayes. Pursuant to the agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. FUMUME opened its first location in Chicago in June and anticipates opening the second location in Memphis, Tennessee in Fall, 2001. Each location is structured as a separate Delaware limited liability company, each of which is wholly owned by FUMUME.

      In exchange for a 40% interest in FUMUME, Famous Dave's Ribs-U, Inc. agreed to contribute $825,507 in working capital (which as of July 1, 2001 has not been contributed), the assets comprising Famous Dave's Ribs and Blues Club in Chicago and certain rights to use Famous Dave's various licensed marks. Famous Dave's Ribs-U, Inc. has also agreed to reimburse FUMUME for operating losses of the Chicago entity for 2 years and operating losses up to an aggregate of $2 million of the Memphis entity for 5 years. Famous Dave's Ribs-U, Inc. has the right to recoup these losses prior to any distribution from FUMUME, LLC to its members. Famous Dave's has agreed to guarantee the obligations of Famous Dave's Ribs-U, Inc. under the joint venture. As a holder of a minority interest in the joint venture, Famous Dave's will report its share of profit or loss as income or loss from minority interest.

      As part of this joint venture agreement, Famous Dave's has entered into a Management Agreement in which FUMUME, LLC retains Famous Dave's to manage and operate the Club(s), to arrange and subcontract for the entertainment at the Club(s), and to manage the retail sales operations and cooking shows and services. Famous Dave's will also provide for the proper regulatory licensing and provide accounting and bookkeeping services. In exchange for these services, Famous Dave's will receive a fee equal to 3% of gross sales per year, computed and payable each accounting month.

      Also under the joint venture agreements, Lifestyle Ventures agreed to contribute $974,493 in working capital and the leasehold interests in its partially-completed Memphis, Tennessee facility in exchange for a 22% interest in FUMUME. H&H Holding Company received an 18% interest in FUMUME in exchange for FUMUME's obtaining the franchise rights to Isaac Hayes - Music. Food. Passion., which is the basis for the joint venture's themed restaurant concept. H&H Holding Company is also responsible for arranging performances by Isaac Hayes at the locations. The other investor agreed to contribute approximately $1,000,000 in working capital in exchange for his 20% interest in the joint venture.

      In the fiscal year ended December 31, 2000, the Chicago Blues Club reduced earnings at Famous Dave's by approximately 7 cents per share. In the quarter ended July 1, 2001, the Company recorded a loss of $193,000 for its portion of the new entity's operating loss between June 1, 2001 and July 1, 2001.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME/NET INCOME PER COMMON SHARE

      The net income for the thirteen weeks ended July 1, 2001 was $1,420,000 or $.13 per share on 10,938,000 weighted average diluted shares outstanding, compared to $1,104,000 or $.11 per share on 9,760,000 weighted average shares outstanding during the comparable period in 2000. For the twenty-six week period ended July 1, 2001, the net income was $1,816,000 or $.17 per share on 10,602,000 weighted average diluted shares outstanding, compared to $1,155,000 or $.12 per share on 9,472,000 weighted average diluted shares outstanding in the same period in 2000. The increase in net income and net income per share is attributable to increased income from restaurant and franchise operations and an emphasis on controlled expenses, but is offset by an increase in the number of shares outstanding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      During the twenty-six weeks ending July 1, 2001, our balance of cash and cash equivalents increased by $834,000 to approximately $2,729,000 from the December 31, 2000 balance. The primary sources of cash were additional earnings and cash from financing activities, while the primary use of cash was for the purchase and/or development of property, equipment and leasehold improvements (approximately $3.0 million).

      We are party to a credit agreement with a financial corporation which provides up to $4,500,000 of borrowing capability to us, of which $200,000 is outstanding at July 1, 2001. This facility is secured by certain of our property, and in addition is guaranteed by and partially secured by the Chairman of the Company, David Anderson. This credit agreement provides for borrowing up to a maximum of 50% of the value of a collateral pool which consists of our property and certain of the property pledged to secure the credit agreement by Mr. Anderson. Total availability on this agreement as of July 1, 2001 was $1,680,000 due to collateral limits. The credit agreement matures in April 2002.

      During the quarter ended July 1, 2001, approximately $217,000 of one new capital lease was added for furniture, equipment, and leasehold improvements. The lease outstanding under this new agreement bears interest at a rate of approximately 10.0% and expires in April 2004. Monthly payments on this new agreement are approximately $6,900.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3

MARKET RISK SENSITIVITY

      The Company uses financial instruments, including fixed and variable rate debt, to finance operations. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instruments. There has been no material change in the Company's market risks associated with debt obligations during the quarter ended July 1, 2001.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 14, 2001, the Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held.

(b) At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                           Shares Voted "For"        Shares Voted "Withheld"
                           ------------------        -----------------------
David W. Anderson               8,323,652                    11,826
Thomas J. Brosig                8,320,127                    15,351
K. Jeffrey Dahlberg             8,319,473                    16,005
Richard L. Monfort              8,320,002                    15,476
Martin J. O'Dowd                8,319,602                    15,876


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

         10.1     FUMUME, LLC Operating Agreement

         10.2 Contribution Agreement, dated as of May 31, 2001, by and between Famous Dave's Ribs-U, Inc., and FUMUME, LLC.

         10.3 Management Agreement, dated as of May 18, 2001, by and among FUMUME, LLC, FUMUME II, LLC, FUMUME III, LLC, and Famous Dave's Ribs-U, Inc.

         10.4 Assignment and Assumption of Lease, dated as of May 18, 2001 dated September 16, 1997, between Famous Dave's Ribs-U, Inc. and FUMUME II, LLC (Chicago).

         10.5 Re-affirmation of Guaranty, dated as of May 31, 2001, by Famous Dave's of America, Inc. of obligations under Lease dated September 16, 1997, between Famous Dave's Ribs-U, Inc., predecessor-in-interest of FUMUME II, LLC, and D&H Building Corporation.

         10.6 Service Mark License Agreement, dated as of May 31, 2001, by and between Famous Dave's of America, Inc. and FUMUME, LLC.

          (b)     Reports on Form 8-K

                  None.

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


                                          FAMOUS DAVE'S OF AMERICA, INC.


                                          /s/ Martin J. O'Dowd
                                          ---------------------
                                          Martin J. O'Dowd
                                          President and Chief Executive Officer



                                          /s/ Kenneth J Stanecki
                                          ---------------------
                                          Kenneth J. Stanecki
                                          Chief Financial Officer


Date:  August 10, 2001