Form 10-Q
period 2001-09-30
FAMOUS DAVES OF AMERICA INC
filed 2001-11-14
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ____________________ to _________________

                         Commission file number 0-21625
                                               --------



                         FAMOUS DAVE'S OF AMERICA, INC.
              ____________________________________________________
             (Exact Name of Registrant as Specified in Its Charter)



              Minnesota                                  41-1782300
_______________________________             ____________________________________
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                   7657 Anagram Drive, Eden Prairie, MN 55344
                    (Address of Principal Executive Offices)
                                 (952) 294-1300
              ___________________________________________________
              (Registrant's Telephone Number, Including Area Code)


________________________________________________________________________________
     (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)



     Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X   No
                          ---     ----


At November 12, 2001, there were 11,142,774 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                       Yes      No  X
                          -----   -----

                         FAMOUS DAVE'S OF AMERICA, INC.

                               September 30, 2001

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 ---------
 PART I        FINANCIAL INFORMATION

 Item 1        Condensed Consolidated Financial Statements


                 Condensed Consolidated Balance Sheets -
                 September 30, 2001 and December 31, 2000                                          3

                 Condensed Consolidated Statements of Operations -
                 For the thirty-nine weeks ended September 30, 2001 and October 1, 2000            4

                 Condensed Consolidated Statements of Cash Flows -
                 For the thirty-nine weeks ended September 30, 2001 and October 1, 2000            5

                 Notes to Condensed Consolidated Financial Statements                              6

 Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                       11

 Item 3        Quantitative and Qualitative Disclosures About Market Risk                         18

 PART II       OTHER INFORMATION

 Item 1        Legal Proceedings                                                                  19
 Item 6        Exhibits and Reports on Form 8-K                                                   19

               SIGNATURES                                                                         20

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  (UNAUDITED)
                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                     2001              2000
                                                                               ----------------  -----------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $         2,876   $         1,895
  Accounts receivable, net                                                              1,257             1,007
  Inventories                                                                           1,409             1,394
  Prepaids and other current assets                                                       973               650
                                                                              ---------------   ---------------
     Total current assets                                                               6,515             4,946

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                    46,522            46,052

OTHER ASSETS:
  Notes receivable, net of current portion                                                829               832
  Deposits                                                                                369               550
  Debt issuance costs, net                                                                610               583
  Investment in unconsolidated affiliate                                                3,421                 0
  Deferred income tax                                                                   4,195                 0
                                                                              ---------------   ---------------
TOTAL ASSETS                                                                  $        62,461   $        52,963
                                                                              ===============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                              $           200   $           544
  Current portion of long-term debt                                                     1,077               886
  Current portion of capital lease obligations                                            889               420
  Accounts payable                                                                      3,237             3,678
  Accrued payroll and related taxes                                                     1,025             1,102
  Other current liabilities                                                             2,631             2,779
                                                                              ---------------   ---------------
     Total current liabilities                                                          9,059             9,409

LONG-TERM DEBT, NET OF CURRENT PORTION                                                  7,794             8,444
FINANCING LEASE OBLIGATION                                                              4,500             4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                       1,310               203
DEFERRED GAIN, NET OF CURRENT PORTION                                                     322               346
                                                                              ---------------   ---------------
     Total liabilities                                                                 22,985            22,902
                                                                              ---------------   ---------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
  10,182 and 9,346  shares issued and outstanding                                         101                93
  Additional paid-in capital                                                           47,298            44,202
  Accumulated deficit                                                                  (7,923)          (14,234)
                                                                              ---------------   ---------------
     Total shareholders' equity                                                        39,476            30,061
                                                                              ---------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $        62,461   $        52,963
                                                                              ===============   ===============


     See accompanying notes to condensed consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE
                          DATA AND SHARES OUTSTANDING)
                                  (UNAUDITED)


                                                  THIRTEEN WEEKS ENDED            THIRTY NINE WEEKS ENDED
                                           -------------------------------  -----------------------------------
                                            SEPTEMBER 30,      OCTOBER 1,     SEPTEMBER 30,       OCTOBER 1,
                                                 2001            2000             2001               2000
                                          ----------------  --------------  ----------------   ----------------
REVENUES                                  $      23,105     $      18,994   $         66,421   $         52,452
                                          -------------     -------------   ----------------   ----------------
COSTS AND EXPENSES:
  Food and beverage costs                         7,075             6,076             20,548             17,132
  Labor and benefits                              6,109             5,271             17,906             14,431
  Operating expenses                              4,866             4,091             14,738             11,601
  Depreciation and amortization                   1,120               928              3,293              2,700
  Pre-opening expenses                              192               326                518                680
  General and administrative                      1,717             1,422              4,791              3,955
                                          -------------     -------------   ----------------   ----------------
     Total costs and expenses                    21,079            18,114             61,794             50,499
                                          -------------     -------------   ----------------   ----------------
INCOME FROM OPERATIONS                            2,026               880              4,627              1,953
                                          -------------     -------------   ----------------   ----------------
OTHER INCOME (EXPENSE):
  Interest income                                    40                25                 94                 34
  Interest expense                                 (396)             (322)            (1,169)              (903)
  Gain on sale of property                            8                10                112                650
  Other income                                       28                31                 51                 46
  Equity in loss of unconsolidated
    affiliate                                      (403)                0               (596)                 0
                                          -------------     -------------   ----------------   ----------------
     Total other income (expense)                  (723)             (256)            (1,508)              (173)
                                          -------------     -------------   ----------------   ----------------
INCOME BEFORE BENEFIT FROM INCOME TAXES           1,303               624              3,119              1,780

BENEFIT FROM INCOME TAXES                         3,192                 0              3,192                  0
                                          -------------     -------------   ----------------   ----------------
NET INCOME                                $       4,495     $         624   $          6,311   $          1,780
                                          =============     =============   ================   ================

BASIC NET INCOME PER COMMON SHARE         $        0.45     $        0.07   $           0.65   $           0.20
                                          =============     =============   ================   ================
DILUTED NET INCOME PER COMMON SHARE       $        0.41     $        0.06   $           0.59   $           0.18
                                          =============     =============   ================   ================

     WEIGHTED AVERAGE COMMON SHARES
           OUTSTANDING - BASIC               10,020,903         9,131,590          9,724,483          9,096,949
                                          =============     =============   ================   ================
     WEIGHTED AVERAGE COMMON SHARES
           OUTSTANDING - DILUTED             10,922,011         9,962,304         10,696,555          9,635,386
                                          =============     =============   ================   ================



     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                THIRTY-NINE WEEKS ENDED
                                                                                         -------------------------------------
                                                                                          SEPTEMBER 30, 2001   OCTOBER 1, 2000
                                                                                         -------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $          6,311     $        1,780
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation and amortization                                                                   3,293              2,715
    Impairment reserve for restaurants and other assets                                                 0                (82)
    Gain on disposal of property, equipment and leasehold improvements                               (112)              (659)
    Deferred Tax Asset                                                                             (3,195)                 0
    Equity in loss of unconsolidated affiliate                                                        596                  0
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                                        (250)                80
     Inventories                                                                                      (15)              (141)
     Prepaids and other current assets                                                               (296)                (6)
     Deposits                                                                                         181                (51)
     Accounts payable                                                                                (441)            (1,757)
     Accrued payroll and related taxes                                                                (83)               158
     Other current liabilities                                                                       (143)               120
                                                                                         ----------------     --------------
      Cash flows from operating activities                                                          5,846              2,157
                                                                                         ----------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and leasehold improvements                                      (5,168)            (3,645)
  Cash investment in unconsolidated affiliate                                                      (1,352)                 0
  Proceeds from sale of property                                                                        0                530
  Payments received on notes receivable                                                               122                  0
                                                                                         ----------------     --------------
      Cash flows from investing activities                                                         (6,398)            (3,115)
                                                                                         ----------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for debt issuance costs                                                                    (27)              (226)
  Proceeds from capital lease obligations                                                             976                  0
  Net advances (payments) on line of credit                                                          (344)            (1,506)
  Proceeds from financing lease obligation                                                              0              3,790
  Payments on long-term debt                                                                         (458)                 0
  Payments on capital lease obligations                                                              (718)              (188)
  Payments on financing lease obligations                                                               0                (15)
  Proceeds from exercise of stock options and warrants                                              2,104                 62
                                                                                         ----------------     --------------
      Cash flows from financing activities                                                          1,533              1,917
                                                                                         ----------------     --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                                 981                959

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      1,895              1,712
                                                                                         ----------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $          2,876     $        2,671
                                                                                         ================     ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Note receivable issued in connection with sale of assets                               $            145     $          920
                                                                                         ================     ==============
  Note payable issued in connection with land acquired                                   $              0     $          750
                                                                                         ================     ==============
  Common shares issued in lieu of accounts payable                                       $              0     $           51
                                                                                         ================     ==============
  Equipment purchased under capital lease obligations                                    $          2,294     $            0
                                                                                         ================     ==============
  Property and equipment exchanged for investment in unconsolidated affiliate            $          2,665     $            0
                                                                                         ================     ==============
  Deferred gain on sold property and equipment                                           $              0     $          394
                                                                                         ================     ==============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

(1)  GENERAL

    Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") currently operates or franchises fifty-one restaurants under the name "Famous Dave's" throughout various regions of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "Shack", or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of September 30, 2001 we operated or franchised fifty restaurants with one additional company-owned and six franchised units in development. As of October 1, 2000 we operated or franchised thirty-seven restaurants, with an additional three company-owned and two franchised units in development.

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

(3)  IMPAIRMENT OF LONG LIVED ASSET

    Restaurant sites are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to future net cash flows expected to be generated on a restaurant-by-restaurant basis. If such restaurant site is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the restaurant site exceeds the fair value. Restaurant sites to be disposed of are reported at the lower of their carrying amount or fair value on a restaurant-by-restaurant basis, less estimated costs to sell.

(4)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

    In June 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS No. 141 will not have a material effect on the Company's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 will not have a material effect on the Company's financial position or results of operations.

(5)  NET INCOME PER COMMON SHARE

     Basic earnings per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the reporting period. The Company's diluted net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period. Following is a table (in thousands, except per share data) of a reconciliation of basic and diluted net income per common share:

                                                     Thirteen Weeks Ended         Thirty Nine Weeks Ended
                                                -----------------------------    ----------------------------
                                                 September 30,      October 1,   September 30,    October 1,
                                                    2001             2000           2001             2000
                                                ------------     ------------    -----------    -------------
NET INCOME PER SHARE -- BASIC:
  Net income                                   $      4,495      $        624    $     6,311    $      1,780
  Weighted average shares Outstanding                10,021             9,132          9,724           9,097
  Net income per share -- basic                $        .45      $        .07    $       .65    $        .20

NET INCOME PER SHARE -- DILUTED:

  Net income                                   $      4,495      $        624    $     6,311    $      1,780
  Weighted average shares outstanding                10,021             9,132          9,724           9,097
  Dilutive impact of common stock
    equivalents outstanding                             901               830            973             538
                                               ------------      ------------    -----------    ------------
  Weighted average shares and potential
  dilutive shares outstanding                        10,922             9,962         10,697           9,635

  Net income per share -- dilutive             $        .41      $        .06    $       .59    $        .18

    The Company uses the treasury stock method for calculating the dilutive effect of the stock options and warrants (using the average market price).

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



    Options to purchase 50,000 shares of common stock with a weighted average exercise price of $7.54 were outstanding at September 30, 2001 and warrants to purchase 66,667 shares of common stock with a weighted average exercise price of $7.00 were outstanding at September 30, 2001 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the 39 weeks ended September 30, 2001.

(6)  INCOME FROM FRANCHISEES

    As of September 30, 2001 we had thirteen franchise units in operation, four in Minnesota, three in Wisconsin, three in Illinois and one each in Nebraska, South Dakota, and Georgia. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.

(7)  RELATED PARTY TRANSACTIONS

     S&D LAND HOLDINGS, INC. - We lease the real estate for three of our units from S&D Land Holdings, Inc., a company wholly owned by the Company's founding shareholder and Chairman.

(8)  INCOME TAXES

     At September 30, 2001, the Company had generated net operating losses of approximately $6.8 million, which, if not used, will begin to expire in 2011, and tax credit carryforwards of approximately $485,000, which, if not used, will also begin to expire in 2011. Future changes in ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company reflected the full value of the deferred tax asset of $3.2 million during the thirteen week period ended September 30, 2001. Previous to the thirteen week period ended September 30, 2001, the company fully reserved the deferred tax asset due to the uncertainty of its use in future periods.

(9)  NOTES PAYABLE

     On January 21, 2000 a note payable was signed with S&D Land Holdings Inc., a company wholly owned by the Company Chairman, for $750,000 to facilitate mortgage financing. The note is due January 21, 2002, bears interest at 12%, and requires monthly interest payments. As of September 30, 2001, the principal balance on this note was $560,000.

(10) FINANCING LEASE OBLIGATIONS

     In March 1999, we completed a sale-leaseback transaction involving three of our existing units that provided proceeds of approximately $4.5 million. Under this financing we are obligated to make monthly payments of approximately $42,917 (which increases 4.04% every two years) for a minimum of twenty years.

(11) CAPITAL LEASE OBLIGATIONS

     The Company has entered into various lease facility commitments. During the quarter ended September 30, 2001, approximately $772,000 of additional capital leases was added for furniture, equipment, and leasehold improvements. For the thirty-nine weeks ended September 30, 2001, approximately $2,294,000 of additional capital leases was added for furniture, equipment, and leasehold improvements. The leases outstanding under the agreements entered into during the third quarter bear interest at rates from approximately 9.4% to 13.9% and expire through September 2004.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


(12) DEFERRED GAIN AND NOTE RECEIVABLE

     During the second quarter ended July 2, 2000, the Company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchises. The Company financed part of the sale price on each transaction with notes that bear interest at 9.6% and 12% and require monthly payments of principal and interest. The balance on these notes receivable was approximately $829,000 as of September 30, 2001. They are secured by equipment and mature through July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. The Company recorded a deferred gain on this sale and will recognize the gain over the term of the note receivable.

(13) COMMITMENTS AND CONTINGENCIES

     CONSTRUCTION AND DEVELOPMENT CONTRACTS

     In conjunction with our expansion activity, we enter into construction contracts from time to time. At September 30, 2001, we had commitments outstanding under one contract for construction of a restaurant in Richmond, Virginia. As of September 30, 2001, the balance remaining to be paid under this contract was approximately $779,000.

     OTHER

     The LLC that owns the Chicago club (FUMUME, LLC) is responsible for the payment of the rent for the Chicago club; however, the Company remains liable under the lease with the landowner. In addition, the Company must reimburse the LLC to the extent initial construction of the Memphis club exceeds $2.8 million.

(14) INVESTMENT IN UNCONSOLIDATED AFFILIATE

     The Company owns approximately 40% of the membership interest of FUMUME, LLC, a company that develops themed restaurants based on the blues entertainment artist Isaac Hayes.

     Pursuant to the terms of the membership agreement, the Company has recorded 100% of the loss of the LLC through September 30, 2001.

     The membership interest is voting and is not publicly traded. The Company believes the carrying amount of the investment approximates fair value of the investment at September 30, 2001.

     See the "Management's Discussion and Analysis of Financial Condition and Operations" section for further discussion of this topic.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


(15) SUBSEQUENT EVENT

     On November 9, 2001, the Company closed on a sale of 1,000,000 shares of the Company's common stock. The gross proceeds were $6.0 million and the estimated net proceeds are $5.4 million. The net proceeds will be used for the continued development of Company owned restaurants. The diluted earnings per common share assuming the common shares were issued on January 1, 2001 and no change in net income as a result of net proceeds received would have be $.38 and $.54 per share for the thirteen weeks ended September 30, 2001 and the thirty-nine weeks ended September 30, 2001, respectively.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

OVERVIEW

    The business of Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of September 30, 2001 we owned and operated thirty-seven restaurants: fourteen restaurants were located in Minnesota, seven in Illinois, four in Maryland, three each in Wisconsin, Iowa, and Virginia, two in Utah, and one in Nebraska. In addition to these thirty-seven restaurants, we have a unit in development in Richmond, Virginia. Our franchised units include thirteen restaurants operating in Minnesota, Illinois, Wisconsin, Nebraska, Georgia and South Dakota under franchise agreements. We have signed development agreements representing commitments to develop an additional 59 franchised restaurants. We expect four to five of these to open before the end of the fiscal year.

    Famous Dave's is also a 40% participant in a joint venture (FUMUME, LLC) to develop a themed restaurant concept based on the blues entertainment artist Isaac Hayes. Pursuant to the agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. FUMUME opened its first location in Chicago in June and opened the second location in Memphis, Tennessee in October 2001. Each location is structured as a separate Delaware limited liability company, each of which is wholly owned by FUMUME.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    Our restaurant level operating profit expressed as a percentage of restaurant revenues (which consists of restaurant revenue in 2001 and restaurant, retail and ribfest revenues in 2000), is as follows (this does not include any of our Franchise Royalty Income, Licensing Royalty Income, or Franchise Fee Income):

                                                   THIRTEEN WEEKS ENDED              THIRTY NINE WEEKS ENDED
                                              ------------------------------         --------------------------
                                              SEPTEMBER 30,       OCTOBER 1,         SEPTEMBER 30,   OCTOBER 1,
                                                  2001               2000                2001           2000
                                              -------------       ----------         -------------   ----------
                                               (UNAUDITED)        (UNAUDITED)         (UNAUDITED)    (UNAUDITED)
RESTAURANT REVENUES                              100.0%             100.0%                100%          100%
UNIT-LEVEL COSTS AND EXPENSES
    Food and beverage costs                       31.6%              32.4%                31.7%         33.0%
    Labor and benefits                            27.3%              28.1%                27.6%         27.8%
    Operating expenses                            21.7%              21.8%                22.7%         22.3%
    Depreciation and amortization                  4.7%               4.7%                 4.8%          4.9%
    Pre-opening expenses                           0.9%               1.7%                 0.8%          1.3%
                                                  ----               ----                 ----          ----
      Total costs and expenses                    86.2%              88.9%                87.6%         89.6%
                                                  ----               ----                 ----          ----
RESTAURANT-LEVEL OPERATING PROFIT                 13.8%              11.1%                12.4%         10.4%
                                                  ====               ====                 ====          ====



REVENUES:

    RESTAURANT REVENUES

    Restaurant revenue for the thirteen weeks ended September 30, 2001 was $22,393,000 compared to $18,768,000 for the same period in 2000, a 19.3%
increase. The increase in revenue is primarily due to the addition of eight new restaurants during the four quarters subsequent to October 1, 2000, and is also due to an increase in same store sales. For the thirty-nine weeks ended September 30, 2001, restaurant revenue was $64,889,000 compared to $51,975,000 for the same period in 2000, a 24.8% increase. Retail and Ribfest revenues are included in the fiscal 2000 figures, and totaled $258,000 for the thirteen weeks ended October 1, 2000, and $1,366,000 for the thirty-nine weeks ended October 1, 2000. We have since sold these two business units and, therefore, no longer realize revenue from them.

    The Company has twenty-six restaurants that have been open for more than eighteen months and these restaurants reported increases in same store sales of approximately 2.6% in the thirteen weeks ended September 30, 2001, and approximately 3.0% in the thirty-nine weeks ended September 30, 2001. This is the tenth consecutive quarter of positive same-store sales growth for our company.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    OTHER REVENUE

    Other revenue for the Company consists of royalty revenues and franchise fees. Franchise revenues for the thirteen weeks ended September 30, 2001 were $681,000 compared to $207,000 for the thirteen weeks ended October 1, 2000, a 229% increase. For the thirty-nine week period ended September 30, 2001, franchise revenues totaled $1,373,000 compared to $439,000 for the same period in 2000. Franchise revenue includes both franchise royalty income and franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no additional material services are required by the Company. The increase in royalty revenues and franchise fees is primarily due to an increase in the number of Company franchisees. The Company currently has thirteen franchises open compared to seven for the same period in 2000.

    The Company also receives licensing revenue based on sales of branded products including sauces, seasoning and prepared meats. For the thirteen weeks ended September 30, 2001 the licensing royalty income was $31,000, compared to $18,000 for the same period in 2000. For the thirty-nine week period ended September 30, 2001 the licensing royalty income was $160,000 compared to $39,000 for the same period in 2000.

FOOD AND BEVERAGE COSTS

    Food and beverage costs for the thirteen weeks ended September 30, 2001 were $7,075,000 or 31.6% of restaurant revenue, compared to $6,076,000 or 32.4% of restaurant revenue for the same period in 2000. For the thirty-nine week period ended September 30, 2001, food and beverage costs were $20,548,000, or 31.7% of restaurant revenue, compared to $17,132,000, or 33.0% of restaurant revenue, for the same period in 2000. The decrease in food and beverage costs as a percent of restaurant revenue was primarily due to improved operating efficiencies and an increase in certain menu prices.

LABOR AND BENEFITS

    Labor and benefits for the thirteen weeks ended September 30, 2001 were $6,109,000 or 27.3% of restaurant revenue, compared to $5,271,000 or 28.1% of restaurant revenue for the same period in 2000. For the thirty-nine weeks ended September 30, 2001, labor and benefits were $17,906,000, or 27.6% of restaurant revenue, compared to $14,431,000 or 27.8% of restaurant revenue for the same period in 2000. The increase in dollar cost of labor for 2001 is caused by the growth in number of restaurants compared to 2000. Labor costs as a percent of restaurant revenue were lower in 2001 when compared to 2000 due to improved operating efficiencies at the newer restaurants.

OPERATING EXPENSES

    For the thirteen weeks ended September 30, 2001, operating costs were $4,866,000 or 21.7% of restaurant revenue, compared to $4,091,000 or 21.8% of restaurant revenue for the same period in 2000. For the thirty-nine weeks ended September 30, 2001, operating costs were $14,738,000 or 22.7% of restaurant revenue, compared to $11,601,000 or 22.3% of restaurant revenue for the same period in 2000. The dollar increase in operating expense is related to the growth of restaurant units. The increase in operating expense as a percent of restaurant revenue year to date is due to an increase in utility expenses earlier in the year, offset slightly by the impact of certain fixed costs against a higher average unit volume.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DEPRECIATION AND AMORTIZATION

    Unit-level depreciation and amortization for the thirteen weeks ended September 30, 2001 was $1,060,000 or 4.7% of restaurant revenue compared to $873,000 or 4.7% of restaurant revenue during the same period in 2000. For the thirty-nine week period ended September 30, 2001, unit-level depreciation and amortization was $3,119,000 or 4.8% of restaurant revenue compared to $2,539,000 or 4.9% of restaurant revenue during the same period in 2000. The increased dollar amount of depreciation expense is the result of a higher number of units open in 2001 as compared with 2000. The slight decrease in year-to-date depreciation expenses as a percent of restaurant revenue is due to the leverage of increased revenues.

PRE-OPENING EXPENSES

    Pre-opening expenses were $192,000 or 0.9% of restaurant revenue for the thirteen weeks ended September 30, 2001 compared to $326,000 or 1.7% of restaurant revenue during the same period in 2000. For the thirty-nine week period ended September 30, 2001, pre-opening expenses were $518,000 or 0.8% of restaurant revenue, compared to $680,000 or 1.3% of restaurant revenue during the same period in 2000. Pre-opening expenses are charged to expense in the month that they are incurred. The third quarter 2001 expenses reflect the opening of two restaurants in Laurel, Maryland and Palatine, Illinois during the quarter. This compares to the same period in 2000, which included expenses associated with the opening of units in Vernon Hills, Illinois, and Addison, Illinois. In addition, pre-opening costs were incurred in both periods for restaurant openings in progress. Pre-opening costs will vary from location to location depending on a number of factors, including (but not limited to) the size and physical layout of each location; the cost of travel and lodging in different metropolitan areas; and the relative difficulty of the restaurant staffing and training process.

RESTAURANT-LEVEL OPERATING PROFIT

    Restaurant-level operating profit (income from unit-level operations) represents income from restaurant operations before general and administrative expenses, and excludes licensing, royalty and fee income. Restaurant-level operating profit totaled $3,090,000 or 13.8% of restaurant revenue for the thirteen weeks ended September 30, 2001, compared to $2,131,000 or 11.4% of restaurant revenue in the corresponding period of 2000. For the thirty-nine week period ended September 30, 2001, restaurant-level operating profit totaled $8,060,000 or 12.4% of restaurant revenue, compared to $5,592,000 or 10.8% of restaurant revenue for the same period in 2000. Although restaurant-level operating profit should not be considered an alternative to income from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in restaurant-level operating profit, both in amount and as a percent of operating revenue from 2000 to 2001, is attributable to the increase in revenue from new and existing units and other non-restaurant revenue and the other changes in costs and expenses as discussed previously.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative ("G&A") expenses for the thirteen weeks ended September 30, 2001 were $1,717,000 or 7.4% of operating revenue, compared to $1,422,000 or 7.5% of operating revenue for the same period in 2000. For the thirty-nine week period ended September 30, 2001, G&A expenses were $4,791,000 or 7.2% of operating revenue compared to $3,955,000 or 7.5% of operating revenue for the same period in 2000. The increase in general and administrative expenses reflects increased personnel at the corporate level to support restaurant and franchise growth. The decrease in G&A expense as a percent of operating revenue between 2000 and 2001 is due to increased leverage of the existing infrastructure.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME FROM OPERATIONS

    Income from operations totaled $2,026,000 or 8.8% of operating revenue for the thirteen weeks ended September 30, 2001, compared to $880,000 or 4.6% of operating revenue in the corresponding period in 2000. For the thirty-nine week period ended September 30, 2001, income from operations totaled $4,627,000 or 7.0% of operating revenue, compared to $1,953,000 or 3.7% of operating revenue for the same period in 2000. The increase in income is primarily attributable to increased flow through restaurant operations, control of operating expenses and increased franchise royalty revenue and fees.

OTHER INCOME (EXPENSE):

    Other income (expense) represents interest income; interest expense on capital lease obligations, a line of credit, notes payable and financing lease obligations; gains or losses on sales of property; and equity in loss from an unconsolidated affiliate. Total other income (expense) for the thirteen weeks ended September 30, 2001 was ($723,000) or (3.1%) of operating revenue, compared to ($256,000) or (1.3%) of operating revenue for the same period in 2000. For the thirty-nine week period ended September 30, 2001, other income (expense), was ($1,508,000), or (2.3%) of operating revenue, compared to ($173,000) or (0.3%) of operating revenue for the same period in 2000.

       INTEREST AND OTHER INCOME (EXPENSE)

    Interest and other income (expense), was ($328,000) or (1.4%) of operating revenue for the thirteen weeks ended September 30, 2001. For the same period in 2000, interest and other income (expense), was ($266,000) or (1.4%) of operating revenue. For the thirty-nine week period ended September 30, 2001, interest and other income (expense), was ($1,023,000) or (1.5%) of operating revenue. This compares to the same period in 2000, where interest and other income (expense), was ($825,000) or (1.6%) of operating revenue. The increase in expense from 2000 to 2001 was primarily due to additional borrowings for equipment at restaurants opened during the period from October 1, 2000 to September 30, 2001 and the corresponding interest expense on notes payable, a bank line of credit, and various capital lease obligations. The decrease in expense as a percentage of operating revenues is due to higher revenues in both the thirteen and thirty-nine week periods of 2001 compared to 2000.

       GAIN ON SALE OF PROPERTY

    During the thirteen week period ended September 30, 2001, the net gain on sale of property was $8,000, or 0.03% of operating revenue. This compares to $10,000, or 0.05% of operating revenue, for the same period in 2000. For the thirty-nine week period ended September 30, 2001, the net gain on sale of property was $112,000, or 0.2% of operating revenue, compared to $650,000 or 1.2% of operating revenue for the same period in 2000. $640,000 of the gain in 2000 is attributable to the sale of our sauce and seasoning retail businesses and the sale of two company-operated restaurants to franchisees.

       EQUITY IN LOSS FROM UNCONSOLIDATED AFFILIATE

    Effective June 1, 2001, Famous Dave's Ribs-U, Inc., our wholly-owned subsidiary, entered into a joint venture with Memphis-based Lifestyle Ventures, LLC, H&H Holding Company, LLC and another investor to develop a themed restaurant concept based on the Blues entertainment artist Isaac Hayes. Pursuant to the agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. FUMUME opened its first location in Chicago in June and its second location in Memphis, Tennessee in October 2001. Each location is structured as a separate Delaware limited liability company, each of which is wholly owned by FUMUME.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    In exchange for a 40% interest in the LLC, the Company agreed to contribute: (i) $825,507 in working capital (which as of September 30, 2001, has been contributed), (ii) the assets comprising Famous Dave's Ribs and Blues Club in Chicago and (iii) certain rights to use Famous Dave's various licensed marks. Although the joint venture that owns the Chicago club is now responsible for the payment of the rent for the Chicago club, the company remains liable under the lease with the landowner.

    The Company has agreed to reimburse the LLC for operating losses incurred at the Memphis and Chicago clubs. The Company can terminate our reimbursement obligation with respect to the Chicago club if after any two-year period ending May 31 there has been a cumulative operating loss. With respect to the Memphis club, the Company may terminate the reimbursement obligation if the cumulative deficit of the club (excluding management fees) exceeds $2 million or, if after any five-year period ending May 31, there has been a cumulative operating loss. In addition, the Company must reimburse the LLC to the extent the initial construction of the Memphis club exceeds $2.8 million.

    The Company has agreed to provide various management services for the clubs. In exchange for these services, the Company will receive a fee equal to 3% of gross sales per year. The management agreement with respect to a particular club terminates upon, among other things, the termination of our loss-reimbursement obligations as described above.

    In the quarter ended September 30, 2001, the Company recorded a loss of $403,000, which represents 100% of FUMUME, LLC's operating loss between July 2, 2001 and September 30, 2001. For the thirty-nine weeks ended September 30, 2001, the Company has recorded a loss of $596,000, or 100% of FUMUME, LLC's operating loss year-to-date.

INCOME TAX BENEFIT

    The Company reflected the full value of the deferred tax asset of $3.2 million during the thirteen week period ended September 30, 2001. Previous to the thirteen week period ended September 30, 2001, the Company fully reserved the deferred tax asset due to the uncertainty of its use in future periods.

NET INCOME/NET INCOME PER COMMON SHARE

    The net income for the thirteen weeks ended September 30, 2001 was $4,495,000 or $.41 per share on 10,922,000 weighted average diluted shares outstanding, compared to $624,000 or $.06 per share on 9,962,000 weighted average shares outstanding during the comparable period in 2000. For the thirty-nine week period ended September 30, 2001, the net income was $6,311,000 or $.59 per share on 10,697,000 weighted average diluted shares outstanding, compared to $1,780,000 or $.18 per share on 9,635,000 weighted average diluted shares outstanding in the same period in 2000. A significant part of the increase in net income and net income per share is attributable to a one-time income entry in the third quarter that reversed the Company's reserves against its deferred tax asset of $3.2 million.

    Excluding the one-time tax asset reserve adjustment, net income for the thirteen weeks ended September 30, 2001 was $1,303,000 or $.12 per share on 10,922,000 weighted average diluted shares outstanding, compared to $624,000 or $.06 per share on 9,962,000 weighted average shares outstanding during the comparable period in 2000. For the thirty-nine week period ended September 30, 2001, the net income excluding the one time tax asset reserve adjustment was $3,119,000 or $.29 per share on 10,697,000 weighted average diluted shares outstanding, compared to $1,780,000 or $.18 per share on 9,635,000 weighted average diluted shares outstanding in the same period in 2000. The increase in net income and net income per share is attributable to increased income from restaurant and franchise operations and an emphasis on controlled expenses, but is offset by an increase in the number of shares outstanding.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    During the thirty-nine weeks ending September 30, 2001, our balance of cash and cash equivalents increased by $981,000 to approximately $2,876,000 from the December 31, 2000 balance. The primary sources of cash were additional earnings and cash from financing activities, while the primary uses of cash were the purchase and/or development of property, equipment and leasehold improvements (approximately $5.2 million), and the investment in unconsolidated affiliate (approximately $1.4 million).

    We are party to a credit agreement with a financial corporation that provides up to $4,500,000 of borrowing capability to us, of which $200,000 is outstanding at September 30, 2001. This facility is secured by certain of our property, and in addition is guaranteed by and partially secured by the Chairman of the Company, David Anderson. This credit agreement provides for borrowing up to a maximum of 50% of the value of a collateral pool that consists of our property and certain of the property pledged to secure the credit agreement by Mr. Anderson. Total availability on this agreement as of September 30, 2001 was $1,680,000 due to collateral limits. The credit agreement matures in April 2002.

    During the quarter ended September 30, 2001, approximately $772,000 of new capital leases were added for furniture, equipment, and leasehold improvements, as well as a delivery van. The leases outstanding under these new agreements bear interest at rates ranging from approximately 9.4% to 13.9% and expire through September 2004. Monthly payments on these new agreements are approximately $24,300.

     The Company has raised $5.4 million in net proceeds on the sale of 1,000,000 shares of common stock on November 9, 2001. These proceeds will be used to continue development of Company owned restaurants. To continue our expansion, we anticipate that additional financing may be required during the next twelve months. We believe that future development and expansion will be funded or financed primarily through cash and short-term investments currently held, proceeds from the sale of additional equity and/or debt securities, and proceeds from other forms of financing such as lease financing or other credit facilities. However, there can be no assurance that additional financing required for expansion will be available on terms acceptable or favorable to us.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 3

MARKET RISK SENSITIVITY

    The Company uses financial instruments, including fixed and variable rate debt, to finance operations. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instruments. There has been no material change in the Company's market risks associated with debt obligations during the quarter ended September 30, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Amendment No. 1 to Employment Agreement dated September 1, 2001 between Famous Dave's of America, Inc. and Martin J. O'Dowd

          10.2 Area Development Option Agreement

          99.1 Press Release dated November 12, 2001

          99.2 Press Release dated November 14, 2001

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

Date:  November 14, 2001