Form 10-K
period 2001-12-30
FAMOUS DAVES OF AMERICA INC
filed 2002-03-20
CIK 1021270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001 OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ------------------- TO -------------------

                         COMMISSION FILE NUMBER: 0-21625

                         FAMOUS DAVE'S OF AMERICA, INC.
                                  (Registrant)

       Minnesota                               41-1782300
       (State or other jurisdiction of         (IRS Employer
       incorporation or organization)          Identification No.)
       7657 Anagram Dr.
       Eden Prairie, MN                        55344
       (Address of principal executive         (Zip Code)
       offices)

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

                                  Yes [X] No[ ]

   Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The issuer had total revenues of $87,673,000 for its fiscal year ended December 30, 2001.

   As of March 14, 2002, assuming as market value the price of $7.18 per share (the last per share sales price of Famous Dave's of America, Inc.'s Common Stock on The NASDAQ National Market(SM) on March 14, 2002), the aggregate market value of shares held by non-affiliates was $68,167,803.14.

   As of March 14, 2002 we had outstanding 11,237,823 shares of Common Stock, $.01 par value.

   Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

   Documents Incorporated by Reference: Portions of our Proxy Statement for our Annual Meeting of Shareholders to be conducted in May, 2002 (the "2002 Proxy Statement") are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2002 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 30, 2001.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
   PART I

   Item 1.       Business ...............................................     3
   Item 2.       Properties .............................................     9
   Item 3.       Legal Proceedings ......................................    10
   Item 4.       Submission of Matters to a Vote of Security Holders.....    10

   PART II

   Item 5.       Market for Registrant's Common Equity and
                   Related Stockholder Matters ..........................    11
   Item 6.       Selected Financial Data ................................    12
   Item 7.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ........    13
   Item 8.       Consolidated Financial Statements ......................    23
   Item 9.       Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure ...............    23

   PART III

   Item 10.      Directors and Executive Officers of the Registrant .....    24
   Item 11.      Executive Compensation .................................    24
   Item 12.      Security Ownership of Certain Beneficial
                   Owners and Management ................................    24
   Item 13.      Certain Relationships and Related Transactions .........    24
   Item 14.      Exhibits and Reports on Form 8-K .......................    24
   SIGNATURES    ........................................................    25

                                     PART I

ITEM 1. BUSINESS

GENERAL

   Famous Dave's of America, Inc. ("Famous Dave's")(SM) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 30, 2001, we operated thirty-seven restaurants under the name "Famous Dave's". An additional nineteen franchise restaurants were also operating under the name "Famous Dave's". Seventeen restaurants were located in Minnesota, twelve in Illinois, six in Wisconsin, four each in Virginia and Maryland, three in Iowa, two each in Utah and Nebraska, and one each in Alabama, Georgia, Tennessee, Indiana, Ohio, and South Dakota. Two additional franchise restaurants were under construction in Belleview, Nebraska and Mountainside, New Jersey.

   Famous Dave's is also a 40% participant in a joint venture (FUMUME, LLC) to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. Pursuant to the agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. FUMUME opened its first location in Chicago, Illinois in June 2001 and opened the second location in Memphis, Tennessee in October 2001. Each location is structured as a separate Delaware limited liability company, each of which is wholly owned by FUMUME.

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

      Distinctive Environment -- Decor and Music. In late 1997, we introduced the "Lodge" format which features decor reminiscent of a comfortable "Northwoods" hunting lodge with a full service dining room and bar. Our original theme, a nostalgic roadhouse shack ("Shack") is promoted by the abundant use of rustic antiques, items of Americana from the '30s and '40s and emphasizes a very casual experience with emphasis on value and speed of delivery. While initially the Shack format only offered counter service, fourteen Shacks have been opened as or converted to full service dining. In addition, we have developed a larger "Blues Club" format that features authentic Chicago Blues Club decor and live music seven nights a week. We currently operate one Blues Club in the Minneapolis market.

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

OPERATING STRATEGY

Key elements of our operating strategy include the following:

      Operational Simplicity. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques. The menu focuses on a number of popular smoked meat barbecue entree items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs and the elimination of a need for highly compensated chefs. To enhance our appeal and expand our audience, we have added such items as catfish fingers, specialty salads and other promotional products that fit with this menu simplicity. As the menu broadens and food preparation techniques become more focused on meals prepared to order, an increased training requirement is necessary in order to prepare our staff for increased sophistication in guest service.

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

      Take-out - Focus on Customer Convenience. We seek to provide our customers with maximum convenience by offering convenient take-out service in addition to our lively and entertaining sit-down experience. We believe that Famous Dave's entrees and side dishes are viewed by guests as traditional American "picnic foods" that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. We believe the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive to customers, and approximately 23% of our restaurant revenues are derived from this method. Our restaurants have been designed specifically to accommodate a significant level of take-out sales, including a separate take-out counter.

      Style of Service. A majority of our locations utilize a full service style of serving guests. Through 1997, all of our shacks used a more limited, counter-style of service with self-service seating and drink selection. In 1998, four of these units were converted to full service locations, and six more shacks were opened as full service facilities. On December 31, 1999, we acquired four full service locations in the Washington D.C. market and converted them to Famous Dave's during fiscal 2000. In fiscal 2000 we opened seven additional full service locations, and in fiscal 2001, we opened six additional full service locations. Full service locations are now our primary development format.

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

      Attractive Value-to-Price Relationship. Famous Dave's offers high quality food and distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5 to $19 resulting in an average check of approximately $11.94 during fiscal 2001.

EXPANSION STRATEGY

   We believe that the casual dining niche of the restaurant industry offers strong growth opportunities for us because this niche of the restaurant market is highly fragmented. The key elements of our growth strategy include the following:

      Targeted Expansion: We believe that there are significant growth opportunities for Famous Dave's restaurants throughout the United States. We generally intend to enter new markets with a full service restaurant in high profile, heavy traffic retail locations in order to build brand awareness. We currently plan to concentrate our expansion primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness and creating opportunities for operating, distribution and marketing efficiencies. In late 1997, we opened our first full service lodge restaurant and currently anticipate using this format as our primary growth vehicle. We anticipate opening eight to ten additional units in fiscal 2002 and plan to target our expansion in the Chicago, Washington D.C./Baltimore, Richmond, Virginia and Salt Lake City markets. We intend to finance our development through the use of cash on hand, cash flow, funds available under existing and future lines of credit, and through forms of real estate related financing such as mortgages, sale-leaseback financing, build to suit arrangements, and other similar financing. As of December 30, 2001 we had mortgage financing in place that provided approximately $8.8 million for continued development. There can be no assurance that any future financing will be available, or on terms acceptable to us.

      Flexible Unit Formats: Because of variable unit formats, we believe we can tailor the Famous Dave's concept to a variety of markets, demographic areas and real estate locations. Management believes the flexibility in building size, type of construction and configuration, as well as a variable service structure permits locations in a variety of economic and demographic areas throughout different markets. Our primary development in the past year has been converting existing restaurant locations to Famous Dave's format, rather than building from the ground up.

FRANCHISE PROGRAM

   At December 30, 2001 we had nineteen franchise units in operation, five in Minnesota, four in Illinois, three in Wisconsin, and one each in South Dakota, Nebraska, Georgia, Tennessee, Alabama, Ohio, and Indiana. Area Development agreements representing commitments from franchisees to build an additional 61 restaurants were in place as of December 30, 2001. There can be no assurance that these franchisees will fulfill these commitments. We continue to pursue a more aggressive franchise program for our restaurants and anticipate that twelve to fifteen additional franchise units will open during fiscal 2002.

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

   All General Managers must complete a seven week training program, during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New staff members participate in approximately three weeks of training under the close supervision of our management. We strive to instill enthusiasm and dedication in our employees and regularly solicit employee suggestions concerning our operations and endeavors in order to be responsive to employees' concerns. In addition, we have numerous programs designed to recognize and reward employees for superior performance. Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general each shack or lodge unit has between 25 and 120 employees.

PURCHASING

   We strive to obtain consistent quality items at competitive prices from reliable sources. In order to maximize operating efficiencies and to provide the freshest ingredients for our food products while obtaining the lowest possible prices for the required quality, each unit's management team determines the daily quantities of food items needed and orders such quantities from major suppliers designated by us, which are then shipped directly to the restaurants. For the company-owned restaurants, approximately 92% of the products used are obtained under a supply arrangement with a major foodservice distributor.

   Contract pricing accounts for approximately 85% of all of our food purchases. These contracts are typically negotiated during the third quarter of each year and fix purchase prices for twelve months. As a result of our negotiated purchase prices, the cost of these food items, taken as a whole, were essentially flat from 1999 to 2000 and from 2000 to 2001. In 2002, we are expecting a slight increase in food costs due to increases in some food commodity markets, especially the cost of ribs. Famous Dave's seeks to minimize any increased price fluctuations, and as part of that effort, has locked in on a negotiated price for many items for the balance of 2002.

   We believe that our relationships with our distributor and food manufacturers are excellent, and anticipate no interruption in the supply of product delivered by any of these firms. In case of a supply disruption, however, we believe we could obtain competitive products and prices on short notice from a number of alternative suppliers.

MANAGEMENT INFORMATION SYSTEMS

   We have developed restaurant-level management information systems that include a computerized point-of-sale system which facilitates the movement of customer orders between the customer areas and kitchen operations, processes credit card transactions, and provides management with revenue and other key operating and financial information. We also use a time management system which tracks the time worked by each employee, allowing management to more effectively manage labor costs through better scheduling of employee work hours. In 2001 we installed a wide area network that allows us to automate data polling, daily sales and labor reporting, company-wide communications and file and form downloads.

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

MARKETING AND PROMOTION

   Marketing and promotion for the owned and operated restaurants have relied primarily upon an extensive publicity effort, direct mail, and 4-walls/property line marketing. Our 2002 business plan calls for the expenditure of approximately 2.8% of revenues on marketing and advertising. In addition, we are also creating awareness and equity in the Famous Dave's brand through partnerships that extend our BBQ sauces, seasonings and prepared entrees in retail outlets across the United States.

TRADEMARKS

   We have received various trademarks and have applied for registration of additional service marks and intend to defend these marks. However, there can be no assurance that we will be granted trademark registration for pending applications or any or all of the proposed uses in our applications. In the event our additional marks are granted registration, there can be no assurance that we can protect such marks and designs against prior users in areas where we conduct operations. There is also no assurance that we will be able to prevent competitors from using the same or similar marks, concepts or appearance.

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

   To the extent that Famous Dave's offers and sells franchises, we are also subject to federal regulation and certain state laws that govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and the termination or non-renewal of a franchise. Bills have been introduced in Congress from time to time that would provide for federal regulation of substantive aspects of the franchisor-franchisee relationship. As proposed, such legislation would limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchisor to designate sources of supply.

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

EMPLOYEES

   As of December 30, 2001, Famous Dave's had approximately 2,400 employees, of which approximately 38% were full-time. None of our employees are covered by a collective bargaining agreement. Management believes that our relationships with our employees are satisfactory.

ITEM 2. PROPERTIES

The following table sets forth certain information about our existing company-owned restaurant locations as of December 30, 2001:

                                                              Square    Interior       Land Owned
                             Location               Format   Footage     Seats          or Leased            Date Opened
                             --------               ------   -------     -----          ---------            -----------
        1       Roseville, MN                       Shack     4,800       105            Leased               June 1996
        2       Calhoun Square (Minneapolis, MN)     Club     10,500      380            Leased             September 1996
        3       Maple Grove, MN                     Shack     5,200       125            Owned*               April 1997
        4       Highland Park, St. Paul, MN         Shack     5,200       125            Leased               June 1997
        5       Stillwater, MN                      Shack     5,200       130            Owned*               July 1997
        6       Apple Valley, MN                    Shack     3,800        90            Owned*               July 1997
        7       Madison, WI                         Shack     4,800        95            Leased              August 1997
        8       Grand Chute, WI (Appleton, WI)      Shack     2,900        80             Owned              October 1997
        9       Forest Lake, MN                     Shack     4,500       100            Leased              October 1997
        10      Minnetonka, MN                      Lodge     5,500       140            Leased             December 1997
        11      Plymouth, MN                        Shack     2,100        20            Leased             December 1997
        12      West St. Paul, MN                   Shack     6,800       140            Leased              January 1998
        13      Janesville, WI                      Shack     5,200       130            Leased               March 1998
        14      West Des Moines, IA                 Shack     5,500       150            Leased               April 1998
        15      Des Moines, IA                      Shack     5,800       150            Leased               April 1998
        16      Naperville, IL                      Lodge     5,500       170            Leased               April 1998
        17      Cedar Falls, IA                     Shack     5,400       130            Leased             September 1998
        18      Bloomington, MN                     Shack     5,400       140            Leased              October 1998
        19      Woodbury, MN                        Lodge     5,900       180             Owned              October 1998
        20      Lincoln, NE                         Lodge     6,300       190             Owned             December 1999
        21      Columbia, MD                        Shack     7,200       270            Leased              January 2000
        22      Annapolis, MD                       Shack     7,000       210            Leased              January 2000
        23      Frederick, MD                       Shack     5,600       180            Leased              January 2000
        24      Woodbridge, VA                      Shack     5,600       190            Leased              January 2000
        25      Vernon Hills, IL                    Lodge     6,600       230            Leased             February 2000
        26      Addison IL                          Lodge     4,600       140             Owned               March 2000
        27      Lombard, IL                         Lodge     7,200       250            Leased               July 2000
        28      North Riverside, IL                 Shack     5,000       160            Leased              August 2000
        29      Midvale, UT                         Lodge     6,500       230            Leased              October 2000
        30      Layton, UT                          Lodge     5,900       190            Leased              October 2000
        31      Sterling, VA                        Lodge     5,200       200            Leased             December 2000
        32      Carpentersville, IL                 Lodge     6,000       227            Leased             February 2001
        33      Streamwood, IL                      Lodge     7,200       260            Leased               March 2001
        34      Oakton, VA                          Lodge     4,300       150            Leased                May 2001
        35      Laurel, MD                          Lodge     5,200       170            Leased              August 2001
        36      Palatine, IL                        Shack     7,200       260            Leased              August 2001
        37      Richmond, VA                        Lodge     5,200       165             Owned             December 2001

All seat count and square footage amounts are approximate
*  Unit is collateral in a sale-leaseback financing

   The development cost of our restaurants varies depending primarily on the size and style of the restaurant and whether it is a conversion of an existing building or a newly constructed unit. Since inception and through fiscal 2001, the development cost of existing shack or lodge restaurants has ranged from approximately $865,000 to $1,750,000 per restaurant for conversions ranging in size from 4,700 square feet to 8,000 square feet, and from $1,330,000 to $2,400,000 per restaurant for new construction ranging in size from 4,500 square feet to 6,300 square feet. Such development cost includes construction, fixtures, furniture and equipment, and pre-opening costs, but does not include the cost of purchased land, as it has been our general practice to lease the majority of our sites.

   There can be no assurances that units planned for 2002 and later will open when planned, or at all, due to the risks associated with the development of new units, such as governmental approvals, the availability of sites, and the availability of capital, many of which are beyond our control.

   Famous Dave's leased restaurant facilities are occupied under agreements with terms ranging from three to 15 years, excluding renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Our executive offices are located in approximately 13,500 square feet in Eden Prairie, Minnesota, under a lease expiring in 2003.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 30, 2001.

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

   The following table summarizes the high and low closing sale prices per share of the Common Stock for the periods indicated, as reported on the NASDAQ National Market(SM):

                           2000                 HIGH    LOW
                           ----                 ----    ----
                           1st Quarter          2.88    1.94
                           2nd Quarter          5.00    2.19
                           3rd Quarter          5.00    3.28
                           4th Quarter          4.00    2.81

                           2001                 HIGH    LOW
                           ----                 ----    ----
                           1st Quarter          5.00    3.03
                           2nd Quarter          9.67    3.63
                           3rd Quarter         11.59    6.70
                           4th Quarter          9.48    6.70

   On March 14, 2002, the last reported sale price for the Common Stock was $7.18 per share. As of March 14, 2001, we had 416 record holders of Common Stock plus an estimated 5,100 additional beneficial shareholders.

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

   On December 1, 2000, we completed an acquisition from Hunter's Restaurant & Pub of certain assets comprising one restaurant located in Oakton, Virginia. The purchase was completed in part through the issuance of 19,000 shares of our common stock valued at $3.406 per share to the individual shareholder of Hunter's Restaurant and Pub.

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

   On November 12, 2001, we issued 1,000,000 shares of common stock in a private equity placement to a limited number of institutional investors at a price of $6.00 per share, from which we received net cash proceeds after commissions and related expenses of $5,322,000. The proceeds are to be used primarily to develop new restaurants and for general corporate purposes. In connection with this issuance, the Company relied upon the exemptions from federal registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and specifically Rule 506 of Regulation D promulgated thereunder, based on the Company's belief that the transaction did not involve a public offering and each of the investors was "accredited" as defined in Rule 501(a) of Regulation D.

   In connection with the November 12, 2001 issuance, on November 16, 2001 we filed a registration statement on Form S-3 covering the resale of such shares with the Securities and Exchange Commission. This registration statement, SEC File No. 333-73504, was declared effective by the SEC on November 21, 2001. The Company will receive no additional proceeds from the sale of the Company's common stock by the selling shareholders under this registration statement.


ITEM 6.     SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

   The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and notes included in Item 8 of this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.

                                            For Fiscal        For Fiscal     For Fiscal        For Fiscal      For Fiscal
                                               Year              Year           Year              Year            Year
                                              Ending            Ending         Ending            Ending          Ending
                                             12/30/01          12/31/00        1/2/00            1/3/99         12/28/97
CONSOLIDATED STATEMENTS OF OPERATIONS
DATA
(in thousands):

Revenues, net                                 $87,673         $70,160         $47,629           $40,781        $18,202
Income (loss) from operations                 $ 6,209         $ 2,581         $(6,223)          $(4,977)       $(5,105)
Income (loss) before income taxes             $ 4,108         $ 2,112         $(6,610)          $(4,829)       $(4,575)
Benefit from income taxes                     $ 4,010         $     0         $     0           $     0        $     0
Net income (loss)                             $ 8,118         $ 2,112         $(6,610)          $(4,829)       $(4,575)
Basic net income (loss) per common            $   .81         $   .23         $  (.75)(1)       $  (.55)(1)    $  (.64)
share
Diluted net income (loss) per common          $   .75         $   .22         $  (.75)          $  (.55)       $  (.64)
share

                                             For Fiscal      For Fiscal     For Fiscal     For Fiscal      For Fiscal
                                                Year            Year           Year            Year           Year
                                               ending          ending         ending          ending         ending
                                              12/30/01        12/31/00        1/2/00          1/3/99        12/28/97
CONSOLIDATED BALANCE SHEETS DATA (in
thousands):

Cash and cash equivalents                     $ 7,398         $ 1,895         $ 1,712        $ 1,951        $ 7,984
Total assets                                  $70,440         $52,963         $43,326        $41,169        $46,021
Current liabilities                           $ 7,309         $ 8,362         $11,239        $ 7,096        $ 7,523
Long-term obligations, net of current         $16,442         $14,540         $ 5,077        $ 1,000        $ 1,390
portion
Shareholders' equity                          $46,689         $30,061         $27,010        $33,073        $37,108

(1) Net loss for years January 2, 2000 and January 3, 1999 includes an impairment loss of long-lived assets of $5.5 million and $1.6 million, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The business of Famous Dave's of America, Inc. is to develop, operate and/or franchise casual dining restaurants under the name "Famous Dave's". As of December 30, 2001, there are 56 Famous Dave's restaurants: thirty-seven are company owned and operated, and nineteen are franchised. The locations are summarized in the table below:

                   COMPANY
                    OWNED          FRANCHISED            TOTAL
    STATE        RESTAURANTS      RESTAURANTS         RESTAURANTS
    -----        -----------      -----------         -----------
   Alabama            0                1                   1
   Georgia            0                1                   1
   Illinois           8                4                  12
   Indiana            0                1                   1
     Iowa             3                0                   3
   Maryland           4                0                   4
  Minnesota          12                5                  17
   Nebraska           1                1                   2
     Ohio             0                1                   1
 South Dakota         0                1                   1
  Tennessee           0                1                   1
     Utah             2                0                   2
   Virginia           4                0                   4
  Wisconsin           3                3                   6
                     --               --                  --
                     37               19                  56

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

   Components of operating expenses include food and beverage costs, operating payroll and employee benefits, occupancy costs, repair and maintenance, and advertising and promotion. Certain of these costs are variable and will increase with sales volume. The primary fixed costs are corporate and restaurant management and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three months of operation. As restaurant management and staff gain experience following the opening, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.

   General and administrative expenses include all corporate and administrative functions that serve to support existing operations and provide an infrastructure to support future growth. Management, supervisory and staff salaries, employee benefits, travel, rent, depreciation, general insurance and marketing expenses are major items in this category.

   As of January 1, 1996, we elected a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Before January 1, 1996, we used a fiscal year ending on December 31. Fiscal years 1999, 2000 and 2001 were all 52 week years.

   We were formed in March 1994 and opened our first restaurant in Minneapolis in June 1995. As of December 30, 2001, we operated a total of thirty-seven restaurants and franchised nineteen locations.


OPERATING RESULTS

   Overall results of operations for the 52 weeks ended December 30, 2001 reflect the opening of six new units during fiscal 2001. Our overall operating results for fiscal 2001, fiscal 2000, and fiscal 1999, expressed as a percentage of revenue, were as follows:

                                                                              Fiscal Years Ended
                                                                              ------------------
                                                               December 30,       December 31,      January 2,
                                                                   2001               2000             2000
                                                                   ----               ----             ----
Revenues .....................................................    100.0              100.0            100.0

Unit-Level Costs and Expenses:
  Food and Beverage Costs ....................................     30.8               32.2             33.8
  Labor and Benefits .........................................     27.2               28.1             27.9
  Operating Expenses .........................................     21.9               22.2             24.0
  Depreciation and Amortization ..............................      5.1                5.3              6.2
  Pre-opening Expenses .......................................      0.7                1.2              1.2
                                                                  -----              -----            -----
     Total Costs and Expenses ................................     85.7               88.9             93.1
                                                                  -----              -----            -----

Income from Unit-level Operations ............................     14.3               11.1             6.9

General and Administrative Expenses ..........................      7.3                7.4              8.9
Impairment Reserve on Restaurants and Other Assets ...........      0.0                0.0             11.6
                                                                  -----              -----            -----
Income(Loss) from Operations .................................      7.0                3.7            (13.2)

Interest and Other Income (Expense) ..........................     (1.4)              (1.6)            (0.7)
Gain on Sale of Property .....................................      0.2                0.9              0.0
Loss from investment in unconsolidated affiliate .............     (1.2)               0.0              0.0
                                                                  -----              -----            -----
Income (Loss) before taxes ...................................      4.6                3.0            (13.9)

Benefit from income tax ......................................      4.7                0.0              0.0
                                                                  -----              -----            -----
Net Income(Loss) .............................................      9.3                3.0            (13.9)
                                                                  =====              =====            =====

   A breakdown of our restaurant (restaurant, ribfest and retail operations) operating results are as follows (amounts in $000's):

                                                             For Fiscal Year ending 12/30/01
                                                             -------------------------------
                                                   Restaurant Operations            Total Company
                                                   ---------------------            -------------
                                                                 % of                           % of
                                                   $ Amount     Revenue       $ Amount        Revenue
                                                   --------     -------       --------        -------
Revenue.....................................        85,360        100.0         87,673         100.0

Unit-Level Costs and Expenses:
  Food and Beverage Costs...................        26,980         31.6         26,980          30.8
  Labor and Benefits........................        23,830         27.9         23,834          27.2
  Operating Expenses........................        19,158         22.4         19,158          21.9
  Depreciation and Amortization.............         4,223          4.9          4,463           5.1
  Pre-opening Expenses......................             0          0.0            629           0.7
                                                    ------        -----         ------         -----
     Total Costs and Expenses...............        74,191         86.8         75,064          85.7
                                                    ------        -----         ------         -----
Income from Unit-level Operations...........        11,170         13.2         12,609          14.3

                                                            For Fiscal Year ending 12/31/00
                                                            -------------------------------
                                                   Restaurant Operations            Total Company
                                                   ---------------------            -------------
                                                                  % of                          % of
                                                   $ Amount      Revenue      $ Amount        Revenue
                                                   --------      -------      --------        -------
Revenue.....................................        69,192        100.0         70,160         100.0

Unit-Level Costs and Expenses:
  Food and Beverage Costs...................        22,611         32.7         22,611          32.2
  Labor and Benefits........................        19,686         28.5         19,686          28.1
  Operating Expenses........................        15,568         22.5         15,573          22.2
  Depreciation and Amortization.............         3,479          5.0          3,694          5.3
  Pre-opening Expenses......................             0          0.0            850           1.2
                                                    ------        -----         ------         -----
     Total Costs and Expenses...............        61,344         88.7         62,414          89.0
                                                    ------        -----         ------         -----
Income from Unit-level Operations...........         7,848         11.3          7,746          11.0

                                                             For Fiscal Year ending 01/02/00
                                                             -------------------------------
                                                   Restaurant Operations            Total Company
                                                   ---------------------            -------------
                                                                  % of                          % of
                                                  $ Amount       Revenue      $ Amount        Revenue
                                                  --------       -------      --------        -------
Revenue.....................................        47,575        100.0         47,629         100.0

Unit-Level Costs and Expenses:
  Food and Beverage Costs...................        16,081         33.8         16,081          33.8
  Labor and Benefits........................        13,286         27.9         13,286          27.9
  Operating Expenses........................        11,420         24.0         11,420          24.0
  Depreciation and Amortization.............         2,725          5.7          2,954           6.2
  Pre-opening Expenses......................             0          0.0            573           1.2
                                                    ------        -----         ------         -----
     Total Costs and Expenses...............        43,512         91.5         44,314          93.0
                                                    ------        -----         ------         -----
Income from Unit-level Operations...........         4,063          8.5          3,315           7.0

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

      Total Revenues -- The Company's total revenues were $87,673,000 for fiscal 2001, compared to $70,160,000 for fiscal 2000, a 25% increase. This increase is due to additional restaurant openings, increased same store sales, increased franchising and royalty revenues. Each of these components is further discussed below.

      Restaurant Revenues -- Restaurant revenue increased by $16,168,000 or 23.4% to $85,360,000 for the year ended December 30, 2001 from $69,192,000 for the year ended December 31, 2000. The increase in revenue was due primarily to an additional six restaurants opened during fiscal 2001, adding to the base of thirty-three restaurants open as of December 31, 2000 (approximately $8 million of the increase), the contribution of a full year of revenue from restaurants which were open for only part of 2000 (approximately $11.7 million of the increase) and an increase in revenue from restaurants open for all of both periods (approximately $1 million). The revenue increase was offset by the decline in revenue from two existing restaurants, one which was contributed to an unconsolidated affiliate, the other which was franchised in fiscal 2001 (approximately ($2.3) million), by the sales of our Ribfest and Retail units (approximately ($1.4) million), and by the sale of two restaurant units during fiscal 2000 (approximately ($.8 million). Because of the fiscal 2001 restaurant openings, and expected additional restaurant openings in 2002, we anticipate revenue and operating costs and expenses to continue to increase during fiscal 2002. During fiscal 2001, we increased menu prices an average of 1.5%.

      Other Revenue -- Other revenue for the Company consists of royalty revenues, franchise fees and initial franchise fees. Franchise revenues for fiscal 2001 were $2,121,000, a 134.6% increase when compared to $904,000 for the same period in 2000. Franchise revenue includes both franchise royalty income and initial franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no additional material services are required by the Company. The Company had nineteen franchises open at December 30, 2001, compared to nine for December 31, 2000. During the second quarter of fiscal 2000, the Company sold its sauce and seasoning retail line of business and now receives licensing royalty income. For fiscal year 2001, the licensing royalty income was $192,000, compared to $64,000 for the same period in 2000.

      Same Store Sales -- It is our policy to include in our same store sales base restaurants that have been open more than eighteen months. At the end of fiscal 2001, there were twenty-seven restaurants included in this base. Same store sales for fiscal 2001 increased approximately 2.9%, compared to fiscal 2000's increase of approximately 5.3%. Management believes that the increase in comparable sales is a result of continued improvements in customer satisfaction and favorable economic trends.

      Average Weekly Sales -- Average weekly volume for all of our restaurants was $46,430. (Restaurants opened in the last two fiscal years averaged weekly sales in 2001 of $48,800, while those opened in 1999 or prior averaged weekly sales in 2001 of $44,900). Restaurant operating weeks during fiscal 2001 totaled 1,838 compared to 1,532 in fiscal 2000. The increase in average weekly volume is due to the 2.9% increase in comparable restaurant sales combined with the successful opening of new, higher volume restaurants. Average weekly volume for all of our restaurants was $46,400.

      Food and Beverage Costs -- Food and beverage costs for fiscal 2001 were $26,980,000 or 31.6% of restaurant revenue compared to $22,611,000 or 32.7% for fiscal 2000. The decrease in food and beverage costs as a percent of restaurant revenue was primarily due to an increase in higher margin liquor sales, increased cost controls, and menu price increases.

      Labor and Benefits -- Labor and benefits were $23,830,000 or 27.9% of restaurant revenue in fiscal 2001 compared to $19,686,000 or 28.5% of restaurant revenue in fiscal 2000. The increase in labor and benefits in dollar amount was primarily attributable to the opening of six new restaurants with full service as well as a heightened emphasis on training and execution in our restaurants. The decrease in labor and benefits as a percentage of restaurant revenue is primarily due to increased efficiencies in scheduling and managing labor hours, offset by increases in benefits costs. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to foodservers. The migration toward full service dining in most of our restaurants is part of our strategy for increasing unit-level revenue, but does result in higher labor costs.

      Operating Expenses -- Operating expenses for fiscal 2001 were $19,158,000 or 22.4% of restaurant revenue, compared to $15,573,000 or 22.5% of restaurant revenue for fiscal 2000. The dollar increase in operating expenses is related to the increased number of restaurants. The decrease in operating expenses as a percent of restaurant revenue in fiscal 2001, compared to fiscal 2000, is primarily due to continued emphasis placed on cost reduction efforts as well as the impact of fixed costs against a higher average volume, offset by sharp increases in utility costs during the first quarter of 2001.

      Depreciation and Amortization -- Unit-level depreciation and amortization for fiscal 2001 was $4,223,000 or 4.9% of restaurant revenue, compared to $3,479,000 or 5.0% of restaurant revenue for fiscal 2000. Total company depreciation and amortization for fiscal 2001 was $4,463,000, or 5.1% of revenue, compared to $3,694,000 or 5.3% of revenue in fiscal 2000. The decrease in depreciation and amortization, both at the unit level and for the total company, as a percent of revenue is due primarily to increased revenue from both new and existing restaurants in fiscal 2001. The increased dollar amount of depreciation expense is the result of construction costs of new units opened in fiscal 2001 and a full year's depreciation from locations open only part of fiscal 2000.

      Income from Unit-level Operations -- Income from unit-level operations in fiscal 2001 totaled $12,609.000, or 14.3% of revenue, compared to $7,746,000 or 11.0% of revenue for fiscal 2000. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations from fiscal 2000 to fiscal 2001 is primarily attributable to the increase in revenue both from existing units and additional units opened and an increase in royalty income and franchise fees. Other changes in costs and expenses discussed above also contributed to the change in income from unit-level operations.

      Pre-opening Expenses -- Pre-opening expenses were $629,000 for 2001 compared to $850,000 for fiscal 2000. These expenses reflect the opening and conversion of six new restaurants in fiscal 2001 compared to eleven new restaurants in fiscal 2000.

      General and Administrative Expenses -- General and administrative expenses totaled $6,400,000 or 7.3% of revenue in fiscal 2001 compared to $5,165,000 or 7.4% of revenue in fiscal 2000. The dollar increase reflects an increase in the corporate infrastructure to support recent growth.

      Income From Operations -- Income from operations totaled $6,209,000 or 7.1% of revenue for fiscal 2001 compared to $2,581,000 or 3.7% of revenue for fiscal 2000. The increase in income from fiscal 2000 to fiscal 2001 is due to the increased income from new and existing restaurants and royalty income and franchise fees.

      Interest Income (Expense), Net -- Interest income (expense), net, totaled ($1,439,000) or (1.6%) of revenue for fiscal 2001 compared to ($1,246,000) or
(1.8%) for fiscal 2000. This primarily represents interest expense from capital lease obligations, a line of credit, notes payable and financing lease obligations. The decrease in expense from fiscal 2000 to fiscal 2001 is primarily due to additional interest income received via notes receivable the company holds with franchisees, as well as a decrease in interest expense on our variable rate line of credit. This was offset slightly by the increase in interest expense due to increased borrowings.

      Gain on Sale of Property and Other Income -- During fiscal 2001, the Company recorded a gain on sale of property and other income, net, of $367,000, or 0.4% of revenue. This compares to $777,000, or 1.1% of revenue for fiscal 2000. These gains are attributable to various sales of property, offset by losses on disposals of property.

      Equity in Loss from Unconsolidated Affiliate -- The equity in loss from unconsolidated affiliate was ($1,029,000), or (1.2%) of revenue for fiscal 2001. This relates to the Company's 40% investment in FUMUME, LLC. This equity in loss was based on 100% of the cash loss (see notes to consolidated financial statements for more information). Effective June 1, 2001, Famous Dave's Ribs-U, Inc., our wholly-owned subsidiary, entered into a joint venture with Memphis-based Lifestyle Ventures, LLC, H&H Holding Company, LLC and another investor to develop a themed restaurant concept based on the entertainment artist Isaac Hayes. Pursuant to the agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. FUMUME opened its first location in Chicago in June 2001 and its second location in Memphis, Tennessee in October 2001. Each location is structured as a separate Delaware limited liability company, each of which is wholly owned by FUMUME.

   In exchange for a 40% interest in the LLC, the Company agreed to contribute:
(i) $825,507 in working capital (which as of December 30, 2001, has been contributed), (ii) the assets comprising Famous Dave's Ribs and Blues Club in Chicago and (iii) certain rights to use Famous Dave's various licensed marks. Although the joint venture that owns the Chicago club is now responsible for the payment of the rent for the Chicago club, the Company remains liable under the lease with the landowner.

   The Company has agreed to reimburse the LLC for operating losses incurred at the Memphis and Chicago clubs. The Company can terminate its reimbursement obligation with respect to the Chicago club if after any two-year period ending May 31 there has been a cumulative operating loss. With respect to the Memphis club, the Company may terminate the reimbursement obligation if the cumulative deficit of the club (excluding management fees) exceeds $2 million or, if after any five-year period ending May 31, there has been a cumulative operating loss.

   The Company has agreed to provide various management services for the clubs. In exchange for these services, the Company will receive a fee equal to 3% of gross sales per year. The management agreement with respect to a particular club terminates upon, among other things, the termination of our loss-reimbursement obligations as described above.

      Benefit from income taxes -- The Company realized a benefit from income taxes during fiscal 2001 of $4,010,000, which represents the value of the net loss carryforwards available at December 30, 2001 that can be used to reduce future tax liabilities. The deferred tax asset had been fully reserved in prior years. We reversed the reserve in 2001 as we now expect to fully utilize the tax loss carryforward. For the year ended December 30, 2001, the benefit from income taxes represents $.37 per share on 10,879,000 weighted average shares outstanding added to our net income per share.

      Net Income / Diluted Net Income per Share -- Net income for fiscal 2001 was $8,118,000 or $.75 per share on 10,879,000 weighted average shares outstanding, compared to $2,112,000 or $.22 on 9,745,000 weighted average shares outstanding for fiscal 2000. The increase in net income and diluted net income per share in fiscal 2001 is due primarily to the benefit from income taxes recorded during the year of $4,010,000. Without this tax benefit, the net income for fiscal 2001 would have been $4,108,000 or $.38 per share on 10,879,000 weighted average shares outstanding. If net income had been reported fully taxed in both years, earnings per share in fiscal 2001 and fiscal 2000 would have been $.23 and $.13, respectively. The increase in net income and diluted net income per share in fiscal 2001, net of the tax benefit, is due to increased income from restaurant and franchise operations and an emphasis on controlled expenses, offset by an increase in the number of shares outstanding and by the loss in unconsolidated affiliate.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

      Restaurant Revenue -- Restaurant revenue increased by $21,617,000 or 45.4% to $69,192,000 for the year ended December 31, 2000 from $47,575,000 for the year ended January 2, 2000. The increase in revenue was due primarily to an additional eleven restaurants opened and acquired during fiscal 2000, adding to the base of twenty-four restaurants open as of January 2, 2000 (approximately $16.3 million of the increase), the contribution of a full year of revenue from restaurants which were open for only part of 1999 (approximately $6.7 million of the increase) and an increase in revenue from restaurants open for all of both periods (approximately $1.4 million), offset by a decline in revenue from two existing restaurants that were franchised in fiscal 2000 (approximately $1.3 million) and the sale of the retail line of business in June 2000 (approximately $1.5 million). Because of the fiscal 2000 restaurant openings, and expected additional restaurant openings in 2001, we anticipate revenue and operating costs and expenses to continue to increase during fiscal 2001. During fiscal 2000, we increased menu prices an average of 1.5%.

      Other Revenue -- Other revenue for the Company consists of royalty revenues and franchise fees. Franchise revenues for fiscal 2000 were $904,000 compares to $54,000 for the same period in 1999. Franchise revenue includes both franchise royalty income and franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no additional material services are required from the Company. The Company currently has nine franchises open compared to two for the same period in 1999. During the second quarter 2000, the Company sold its sauce and seasoning retail line of business and now receives licensing royalty income. For fiscal year 2000, the licensing royalty income was $64,000.

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

      Food and Beverage Costs -- Food and beverage costs for fiscal 2000 were $22,611,000 or 32.7% of restaurant revenue compared to $16,081,000 or 33.8% for fiscal 1999. The decrease in food and beverage costs as a percent of restaurant revenue was primarily due to an increase in higher margin liquor sales and increased cost controls.

      Labor and Benefits -- Labor and benefits were $19,686,000 or 28.5% of restaurant revenue in fiscal 2000 compared to $13,286,000 or 27.9% of restaurant revenue in fiscal 1999. The increase in labor and benefits both in amount and as a percent of restaurant revenue was primarily attributable to the opening of eleven new restaurants with full service as well as a heightened emphasis on training and execution in our restaurants. Additionally, prior year revenue included the retail sauce and seasoning division against which there was minimal labor charges. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to food servers. The migration toward full service dining in most of our restaurants is part of our strategy for increasing unit-level revenue, but does result in higher labor costs.

      Operating Expenses -- Operating expenses for fiscal 2000 were $15,573,000 or 22.5% of restaurant revenue compared to $11,420,000 or 24.0% of restaurant revenue for fiscal 1999. The dollar increase in operating expenses is related to the increased number of restaurants. The decrease in operating expenses as a percent of restaurant revenue in fiscal 2000 compared to fiscal 1999 is primarily due to continued emphasis placed on cost reduction efforts as well as the impact of fixed costs against a higher average volume.

      Depreciation and Amortization -- Unit-level depreciation and amortization for fiscal 2000 was $3,479,000 or 5.0% of restaurant revenue compared to $2,725,000 or 5.7% of restaurant revenue for fiscal 1999. Total company depreciation and amortization for fiscal 2000 was $3,694,000, or 5.3% of operating revenue, compared to $2,954,000 or 6.2% of operating revenue for fiscal 1999. The decrease in depreciation and amortization, both at the unit level and for the total company, as a percent of revenue is primarily due to increased revenue from both new and existing restaurants in fiscal 2000. The increased dollar amount of depreciation expense is the result of increased construction costs of new units opened in fiscal 2000 and a full year's depreciation from locations open only part of fiscal 1999.

      Income from Unit-level Operations -- Income from unit-level operations totaled $7,746,000 or 11.0% of revenue for fiscal 2000 compared to $3,315,000 or 7.0% of revenue for fiscal 1999. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in income from unit-level operations from fiscal 1999 to fiscal 2000 is primarily attributable to the increase in revenue both from existing units and additional units opened and an increase in royalty income and franchise fees. Other changes in costs and expenses discussed above also contributed to the change in income from unit-level operations.

      Pre-opening Expenses -- Pre-opening expenses were $850,000 or 1.2% of revenue for fiscal 2000 compared to $573,000 or 1.2% of revenue for fiscal 1999. These expenses reflect the opening and conversion of eleven new restaurants in fiscal 2000 compared to two new restaurants in fiscal 1999.

      General and Administrative Expenses -- General and administrative expenses totaled $5,165,000 or 7.4% of revenue in fiscal 2000 compared to $4,025,000 or 8.9% of revenue in fiscal 1999. Included in the 1999 amount is $147,000 associated with severance and restructuring charges taken in the fourth quarter of 1999. The dollar increase reflects an increase in the corporate infrastructure to support recent growth. The reduction in general and administrative expenses as a percentage of revenue reflects the company's ability to leverage its current infrastructure against increased revenues.

      Income (Loss) From Operations -- Income from operations totaled 2,581,000 or 3.7% of revenue for fiscal 2000 compared to a loss of ($6,223,000) or (13.1%) of revenue for fiscal 1999. The loss from operations in 1999 reflects approximately $5.7 million in expenses associated with impairment charges on certain restaurants, severance payments and other miscellaneous expenses taken in the fourth quarter of fiscal 1999. Excluding these special provisions, the comparable loss from operations for fiscal 1999 is ($617,000) or (1.3%). The increase in income from fiscal 1999 to fiscal 2000 is due to the increased income from new and existing restaurants and royalty income and franchise fees.

      Interest Income (Expense), Net -- Interest income (expense), net, which primarily represents interest expense from capital lease obligations, a line of credit, notes payable and financing lease obligations, totaled ($1,246,000) or (1.8%) for fiscal 2000 compared to ($387,000) or (0.8%) for fiscal 1999. The increase in expense from fiscal 1999 to fiscal 2000 is primarily due to additional borrowings and the corresponding interest expense on notes payable, interest incurred on a bank line of credit and the elimination of short-term investments in fiscal 2000.

      Gain on Sale of Property and Other Income -- During June 2000 the Company recorded a gain on sale of property associated with the sale of our sauce and seasoning retail line of business and the sale of two company-operated restaurants to franchisees. The Company also recorded a $394,000 deferred gain, of which $19,000 was recognized in fiscal 2000. The gain on sale of property and other income, net, was $777,000 or 1.1% of revenue. There was no corresponding gain on sale of property or other income recorded in fiscal 1999.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

   In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   As of December 30, 2001, we held cash and cash equivalents of approximately $7.4 million compared to approximately $1.9 million as of December 31, 2000. As reflected in the accompanying consolidated financial statements, this increase in cash and cash equivalents during the fifty-two weeks ended December 30, 2001 reflects additional earnings, cash from a private equity placement, cash from financing activities net of the use of cash for the purchase and/or development of property, equipment and leasehold improvements (approximately $6.2 million) and funding of our unconsolidated affiliate. Subsequent to year-end, we received approximately $2,580,000 upon the sale of three restaurants to a franchisee.

   On November 12, 2001, the company issued 1,000,000 shares of common stock via a private equity placement at a value of $6.00 per share, and for which the company received net cash proceeds after commissions and expenses $5,322,000. The proceeds are to be used primarily to develop new restaurants and for general corporate purposes.

   At December 30, 2001, we were a party to a credit agreement with a bank that provided approximately $4.5 million of borrowing capability to us, of which approximately $100,000 was outstanding at year end. This agreement was secured by substantially all of our property, and in addition was guaranteed by and secured by certain of the assets of our Chairman, David Anderson. For fiscal year 2001, the credit agreement carried an interest rate of 4% above the Prime Rate, and provided for borrowing up to a maximum of 50% of the value of a collateral pool which consisted of our property and certain of the property pledged to secure the credit agreement by Mr. Anderson. Total availability on this agreement as of December 30, 2001 was $1,680,000 due to collateral limits. The credit agreement was paid off in January of 2002.

   During fiscal 2000, we secured a commitment for $2.5 million in financing for restaurant equipment, software, and signage. As of December 30, 2001, approximately $1.7 million of this financing had been utilized.

   As of December 31, 2000 we had in place mortgage financings secured by land and buildings that provided proceeds of approximately $7.3 million for continued development of Company owned restaurants. During the year ended December 30, 2001, approximately $1.5 million was added to this financing.

   The Company has agreed to reimburse FUMUME, LLC for operating losses incurred at the Memphis and Chicago clubs. The Company can terminate our reimbursement obligation with respect to the Chicago club if after any two-year period ending May 31 there has been a cumulative operating loss. With respect to the Memphis club, the Company may terminate the reimbursement obligation if the cumulative deficit of the club (excluding management fees) exceeds $2 million or, if after any five-year period ending May 31, there has been a cumulative operating loss.

   To continue our expansion, we anticipate that additional financing will likely be required during fiscal 2002. We anticipate that future development and expansion will be funded or financed primarily through currently held cash and short-term investments, and proceeds from forms of financing such as lease financing or other credit facilities. However, there are no assurances that additional financing required for expansion will be available on terms acceptable or favorable to us.

INCOME TAXES

   At December 30, 2001, we had federal and state loss carryforwards ("NOL's") for tax reporting purposes of approximately $9.6 million, which if not used will begin to expire in 2011 and tax credit carryforwards of approximately $719,000 which, if not used, will begin to expire in 2011. Future changes in ownership, if any, may place limitations on the use of these NOL's.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's financial instruments include cash and cash equivalents and long-term debt. The Company includes as cash and cash equivalents certificates of deposits and all other investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The total outstanding long-term debt of the Company as of December 30, 2001 was $9,581,000. The Company's long-term debt is not subject to interest rate risk because all of the Company's long-term debt has fixed rates of interest. The Company does not enter into contracts for speculative or investment purposes.

   The Company's primary exposure to market risk associated with changes in interest rates previously involved the Company's revolving line of credit with Associated Commercial Finance, Inc. (fka BNC Financial Corporation). Advances on this line of credit were due on demand and accrued interest at the prime rate plus 4%, payable monthly. This revolving line of credit was paid in full and cancelled in January 2002.

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

   (a)Exhibits.

     See "exhibit index" on the page following the Consolidated Financial Statements.

   (b)Reports on Form 8-K.

      None.

      SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAMOUS DAVE'S OF AMERICA, INC.
                                    ("REGISTRANT")


Dated: March 20, 2002               By  /s/ Martin J. O'Dowd
                                       ---------------------------
                                    Martin J. O'Dowd
                                    Chief Executive Officer, President and
                                    Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 20, 2002 by the following persons on behalf of the Registrant, in the capacities indicated.

             SIGNATURE                     TITLE
             /s/ David W. Anderson         Chairman of the Board
             -------------------------
             David W. Anderson

             /s/ Martin J. O'Dowd          Chief Executive Officer, President, Secretary
             -------------------------     and Director (principal executive officer)
             Martin J. O'Dowd

             /s/ Kenneth J. Stanecki       Chief Financial Officer (principal accounting officer)
             -------------------------
             Kenneth J. Stanecki

             /s/ Thomas J. Brosig          Director
             -------------------------
             Thomas J. Brosig

             /s/ Richard L. Monfort        Director
             -------------------------
             Richard L. Monfort

             /s/ K. Jeffrey Dahlberg       Director
             -------------------------
             K. Jeffrey Dahlberg

             /s/ James W. Cox              Director
             -------------------------
             James W. Cox

ITEM 8.                                       CONSOLIDATED FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Famous Dave's of America, Inc.:

We have audited the accompanying consolidated balance sheets of Famous Dave's of America, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Dave's of America, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                  VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
January 30, 2002

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 30, 2001 AND DECEMBER 31, 2000
                      (in thousands, except per share data)

                                                                  2001          2000
                                                                  ----          ----
                                     ASSETS
Current assets:
  Cash and cash equivalents                                    $  7,398      $  1,895
  Accounts receivable, net                                        1,903         1,007
  Inventories                                                     1,441         1,394
  Prepaids and other current assets                               1,273           650
                                                               --------      --------
     Total current assets                                        12,015         4,946

Property, equipment and leasehold improvements, net              46,940        46,052

Other assets:
  Notes receivable, net of current portion                        1,146           832
  Deposits                                                          410           550
  Debt issuance costs, net                                          618           583
  Investment in unconsolidated affiliate                          4,301             0
  Deferred tax asset                                              5,010             0
                                                               --------      --------

                                                               $ 70,440      $ 52,963
                                                               ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                               $    100      $    544
  Current portion of long-term debt                                 695           886
  Current portion of capital lease obligations                      865           420
  Accounts payable                                                2,419         3,678
  Accrued payroll and related taxes                               1,134         1,102
  Other current liabilities                                       2,096         1,732
                                                               --------      --------
     Total current liabilities                                    7,309         8,362

Long-term debt, net of current portion                            8,886         8,444
Financing lease obligation                                        4,500         4,500
Capital lease obligations, net of current portion                 1,193           203
Deferred rent                                                     1,553         1,047
Deferred gain, net of current portion                               310           346
                                                               --------      --------
     Total liabilities                                           23,751        22,902
                                                               --------      --------

Commitments and contingencies (note 16)

Shareholders' equity:
  Common stock, $.01 par value, 100,000 shares authorized,
   11,180 and 9,346 shares issued and outstanding                   112            93
  Additional paid-in capital                                     52,693        44,202
  Accumulated deficit                                            (6,116)      (14,234)
                                                               --------      --------
     Total shareholders' equity                                  46,689        30,061
                                                               --------      --------
                                                               $ 70,440      $ 52,963
                                                               ========      ========


          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                      (in thousands, except per share data)

                                                            2001          2000          1999
                                                            ----          ----          ----
Revenues:
  Restaurant revenues                                    $ 85,360      $ 69,192      $ 47,575
  Franchising royalty income                                1,270           335            54
  Franchise fees                                              851           569             0
  Licensing revenue                                           192            64             0
                                                         --------      --------      --------
     Total revenues                                        87,673        70,160        47,629
                                                         --------      --------      --------

Costs and expenses:
  Food and beverage costs                                  26,980        22,611        16,081
  Labor and benefits                                       23,834        19,686        13,286
  Operating expenses                                       19,158        15,573        11,420
  Depreciation and amortization                             4,463         3,694         2,954
  Pre-opening expenses                                        629           850           573
  Impairment reserve on restaurants and other assets            0             0         5,513
  General and administrative                                6,400         5,165         4,025
                                                         --------      --------      --------
     Total costs and expenses                              81,464        67,579        53,852
                                                         --------      --------      --------

Income (loss) from operations                               6,209         2,581        (6,223)
                                                         --------      --------      --------

Other income (expense):
  Interest income                                             158            58            58
  Interest expense                                         (1,597)       (1,304)         (445)
  Gain on sale of property                                    155           658             0
  Other income                                                212           119             0
  Equity in loss of unconsolidated affiliate               (1,029)            0             0
                                                         --------      --------      --------
     Total other income (expense)                          (2,101)         (469)         (387)
                                                         --------      --------      --------

Income (loss) before income taxes                           4,108         2,112        (6,610)

Benefit from income taxes                                   4,010             0             0
                                                         --------      --------      --------
Net income (loss)                                        $  8,118      $  2,112      $ (6,610)
                                                         ========      ========      ========
Basic net income (loss) per common share                 $   0.81      $   0.23      $  (0.75)
                                                         ========      ========      ========
Diluted net income (loss) per common share               $   0.75      $   0.22      $  (0.75)
                                                         ========      ========      ========
Weighted average common shares outstanding - basic          9,973         9,149         8,842
                                                         ========      ========      ========
Weighted average common shares outstanding - diluted       10,879         9,745         8,842
                                                         ========      ========      ========


          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                                 (in thousands)

                                                    Common Stock         Additional
                                                    ------------         Paid-in       Accumulated
                                                 Shares      Amount      Capital       Deficit         Total
                                                 ------      ------      -------       -------         -----
BALANCE - JANUARY 3, 1999                         8,838    $      88     $ 42,721     $ (9,736)      $ 33,073

   Issuance of common stock in
    connection with acquisition of
    property, equipment and leasehold
    improvements                                    211            3          427           --           430

   Issuance of warrants in connection
    with acquisition of property,
    equipment and leasehold
    improvements                                     --           --          110           --           110

   Exercise of stock options                          6           --            7           --             7

   Net loss                                          --           --           --       (6,610)       (6,610)
                                                 ------    ---------     --------     --------      ---------

BALANCE - JANUARY 2, 2000                         9,055           91       43,265      (16,346)       27,010

   Issuance of common stock in
    connection with acquisition of
    property, equipment and leasehold
    improvements (net of expenses
    of $10)                                         232            2          795           --           797

   Issuance of common stock for
    accounts payable                                 16           --           57           --            57

   Exercise of stock options                         43           --           85           --            85

   Net income                                        --           --           --        2,112         2,112
                                                 ------    ---------     --------     --------      --------

BALANCE - DECEMBER 31, 2000                       9,346           93       44,202      (14,234)       30,061

   Issuance of common stock (net of
    commissions and expenses of $678)             1,000           10        5,312           --         5,322

   Exercise of stock options                        774            8        1,881           --         1,889

   Exercise of warrants                              60            1          298           --           299

   Tax benefit for stock options exercised           --           --        1,000           --         1,000

    Net income                                       --           --           --        8,118         8,118
                                                 ------    ---------     --------     --------      --------
BALANCE - DECEMBER 30, 2001                      11,180    $     112     $ 52,693     $ (6,116)     $ 46,689
                                                 ======    =========     ========     ========      ========


          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                                 (in thousands)


                                                              2001         2000         1999
                                                              ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                                         $ 8,118      $ 2,112      $(6,610)
  Adjustments to reconcile net income (loss) to
  cash flows from operating activities:
    Depreciation and amortization                             4,463        3,694        2,954
    Impairment reserve for restaurants and other assets           0            0        5,513
    Reserve for other capital items                               0            0         (393)
    Gain on sale of property                                   (155)        (658)           0
    Deferred taxes                                           (4,010)           0            0
    Deferred rent                                               506          494          466
    Equity in loss of unconsolidated affiliate                1,029            0            0
    Changes in operating assets and liabilities:
     Accounts receivable, net                                  (896)        (344)        (478)
     Inventories                                                (83)        (284)        (200)
     Prepaids and other current assets                         (543)          (7)          53
     Deposits                                                   245         (235)         (29)
     Accounts payable                                        (1,259)        (485)      (1,252)
     Accrued payroll and related taxes                           32          295          236
     Other current liabilities                                  361           47           29
                                                            -------      -------      -------
      Cash flows from operating activities                    7,808        4,629          289
                                                            -------      -------      -------

Cash flows from investing activities:
  Proceeds from sale of available-for-sale securities             0            0        1,648
  Purchase of available-for-sale securities                       0            0          (24)
  Proceeds from sale of property                                870          530            0
  Purchases of property                                      (6,168)      (8,776)      (8,405)
  Investment in unconsolidated affiliate                     (2,772)           0            0
  Advances on notes receivable                                 (167)           0            0
  Payments received on notes receivable                          68           31            0
                                                            -------      -------      -------
      Cash flows from investing activities                   (8,169)      (8,215)      (6,781)
                                                            -------      -------      -------

Cash flows from financing activities:
  Payments for debt issuance costs                              (35)        (383)        (200)
  Net advances (payments) on line of credit                    (444)      (2,506)       2,367
  Refunds related to capital lease obligations                1,013            0            0
  Proceeds from financing lease obligation                        0            0        4,500
  Proceeds from long-term debt                                    0        7,300            0
  Payments on long-term debt                                 (1,233)        (263)           0
  Payments on capital lease obligations                        (947)        (454)        (421)
  Proceeds from exercise of stock options and warrants        2,188           75            7
  Proceeds from issuance of common stock, net                 5,322            0            0
                                                            -------      -------      -------
      Cash flows from financing activities                    5,864        3,769        6,253
                                                            -------      -------      -------

Increase (decrease) in cash and cash equivalents              5,503          183         (239)
Cash and cash equivalents, beginning of year                  1,895        1,712        1,951
                                                            -------      -------      -------
Cash and cash equivalents, end of year                      $ 7,398      $ 1,895      $ 1,712
                                                            =======      =======      =======


          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

1)         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Famous Dave's of America, Inc. (the Company) was incorporated in Minnesota on March 14, 1994. The Company develops, owns, operates and franchises restaurants under the name "Famous Dave's". At December 30, 2001, the Company had thirty-seven owned restaurants and nineteen franchises in operation, with additional restaurants in development.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Famous Dave's of America, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

FISCAL YEAR - The Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. The years ended December 30, 2001, December 31, 2000 and January 2, 2000 were 52 week years.

CASH AND CASH EQUIVALENTS - The Company includes as cash equivalents certificates of deposit and all other investments with original maturities of three months or less when purchased, which are readily convertible into known amounts of cash. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

ACCOUNTS RECEIVABLE - The Company provides an allowance for uncollectible accounts on accounts receivable. The allowance for uncollectible accounts was $45,000 and $85,000 at December 30, 2001 and December 31, 2000, respectively. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company extends unsecured credit to customers in the normal course of business.

INVENTORIES - Inventories consist principally of food, beverages and retail goods and are recorded at the lower of cost (first-in, first-out) or market.

DEPRECIATION - Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment and antiques are depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years, while buildings are depreciated over thirty years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal options, or the estimated useful life of the assets which is twenty years.

DEBT ISSUANCE COSTS - Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the interest method.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of restaurants were approximately $314,000, $286,000, and $328,000 for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively.

ADVERTISING COSTS - Advertising costs are charged to expense as incurred. Advertising costs were approximately $1,751,000, $1,244,000, and $1,290,000 for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively, and are included in operating expenses in the consolidated statements of operations.

PRE-OPENING EXPENSES - The Company, pursuant to Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," expenses all start-up and pre-opening costs as incurred. This accounting standard accelerates the Company's recognition of pre-opening costs, but benefits the post-opening results of new restaurants.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

RECOVERABILITY OF PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Pursuant to Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluates restaurant sites and long-lived assets for impairment. Restaurant sites are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to future net cash flows expected to be generated on a restaurant-by-restaurant basis. If such restaurant site is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the restaurant site exceeds the fair value. Restaurant sites to be disposed of are reported at the lower of their carrying amount or fair value on a restaurant-by-restaurant basis, less estimated costs to sell. During the years ended December 30, 2001, December 31, 2000, and January 2, 2000, the Company recorded charges of $0, $0, and $5,513,000, respectively, to impairment of long-lived assets.

INCOME TAXES - The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

STOCK-BASED COMPENSATION - In accordance with Accounting Principles Board (APB) Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," are presented in Note 12.

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued. Weighted average common shares outstanding - diluted include approximately 906,000 dilutive securities for the year ended December 30, 2001 and 596,000 dilutive securities for the year ended December 31, 2000. Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the year ended January 2, 2000 because their inclusion would be anti-dilutive.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

Following is a reconciliation of basic and diluted net earnings (loss) per share:

                                                         Fiscal 2001     Fiscal 2000       Fiscal 1999
                                                         -----------     -----------       -----------
Net earnings (loss) per share - basic:
  Net income (loss)                                        $ 8,118          $ 2,112          $(6,610)
  Weighted average shares
    Outstanding                                              9,973            9,149            8,842
                                                           -------          -------          -------
  Net earnings (loss) per share - basic                    $  0.81          $  0.23          $ (0.75)
                                                           =======          =======          =======

Net earnings (loss) per share - diluted:
  Net income (loss)                                        $ 8,118          $ 2,112          $(6,610)
  Weighted average shares
    Outstanding                                              9,973            9,149            8,842
  Common stock equivalents                                     906              596                0
                                                           -------          -------          -------
  Weighted average shares and
    potential diluted shares
    outstanding                                             10,879            9,745            8,842
                                                           -------          -------          -------
  Net income (loss) per share -
    Diluted                                                $  0.75          $  0.22          $ (0.75)
                                                           =======          =======          =======

The diluted earnings (loss) per common share, assuming the common shares sold in November 2001 (see Note 12) were issued on January 3, 1999 and assuming no change in net income (loss) as a result of net proceeds received, would have been $0.69, $0.20, and $(0.67) per share for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively.

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options to purchase 50,000 shares of common stock with a weighted average exercise price of $7.54, and warrants to purchase 66,667 shares of common stock with a weighted average exercise price of $7.00, were outstanding at December 30, 2001 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the fiscal year 2001.

Options to purchase 239,565 shares of common stock with a weighted average exercise price of $4.18, and warrants to purchase 200,000 shares of common stock with a weighted average exercise price of $6.00, were outstanding at December 31, 2000 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the fiscal year 2000. All options and warrants outstanding at January 2, 2000 were anti-dilutive.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

SEGMENT REPORTING - The Company operates restaurants and has franchised restaurants in the United States within the casual dining industry, providing similar products to similar customers. The restaurants and franchise restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Revenues from customers are derived principally from food and beverage sales. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

FRANCHISE ARRANGEMENTS - Individual franchise arrangements generally include a license and initial fees, as well as royalty fees to the Company based upon a percentage of sales. Famous Dave's franchisees are granted the right to operate a restaurant using the Company's system for a range of ten to twenty years. Franchisees pay related occupancy costs including property taxes, insurance and maintenance. Franchisees pay a non-refundable initial fee for each franchised location. Initial franchise revenues are recognized when the Company has performed substantially all of its obligations as franchisor. The amount of non-refundable initial fees for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 was $851,000, $569,000 and $0, respectively. Royalty fee income was approximately $1,270,000, $335,000, and $54,000 for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

LICENSING AGREEMENTS - The Company has licensing agreements for its retail products, one of which expires in April 2010 with a renewal option of five years, the other of which is indefinite. Licensing royalty income for years ended December 30, 2001, December 31, 2000 and January 2, 2000 was $192,000, $64,000 and $0, respectively.

NEW ACCOUNTING PRONOUNCEMENTS -Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.
143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

RECLASSIFICATIONS - Certain accounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net income (loss) or shareholders' equity.

(2)   ACQUISITIONS

On September 30, 2000, the Company completed the acquisition of two restaurants formerly known as Timber Lodge Steakhouse. The total purchase price was approximately $1,676,000 which included the issuance of common stock. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. These

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

restaurants were converted to Famous Dave's, and the operating results are included in the Company's consolidated results of operations from the date of acquisition.

On December 31, 1999, the Company completed the acquisition of four restaurants known as Red River Barbeque & Grille and assumed certain liabilities. The total purchase price was approximately $2,868,000, which was comprised of assumption of certain liabilities and issuance of common stock and warrants. The purchase price was allocated to assets and liabilities based on the estimated fair values as of the acquisition date. The operations of the restaurants are included in the Company's consolidated results of operations from the date of acquisition. The results of operations on an unaudited pro forma basis are not presented separately as the results do not differ significantly from historical amounts presented herein.

(3)   INVENTORIES

Inventories consisted approximately of the following at:

                                                                 December 30,         December 31,
                                                                     2001                 2000
                                                                ------------          -----------
Food and beverage                                               $    477,000          $   496,000
Retail goods                                                         105,000               58,000
Smallwares and supplies                                              859,000              840,000
                                                                ------------          -----------
                                                                $  1,441,000          $ 1,394,000
                                                                ============          ===========

(4)    NOTES RECEIVABLE

Notes receivable consisted approximately of the following at:

                                                              December 30,   December 31,
                                                                  2001           2000
                                                               ----------     ----------
Note receivable - Old School BBQ, Inc. - monthly
installments of approximately $8,000 including interest at
12%, due May 2010, secured by property and equipment and
guaranteed by the franchise owners                             $  486,000     $  518,000

Note receivable - Michael's First, LLC - monthly
installments of approximately $5,000 including interest at
9.6%, due May 2010, secured by property and equipment and
guaranteed by the franchise owner                                 346,000        371,000

Note receivable - Rivervalley BBQ, Inc. - quarterly
interest only payments through December 2003, quarterly
installments of approximately $19,000 including interest
at prime plus 1.50% (6.25% at December 30, 2001), due
December 2006, unsecured                                          225,000              0

Note receivable - FUMUME, LLC - quarterly installments of
approximately $9,000 including interest at 9%, due
December 2006, unsecured                                          147,000              0

Note receivable - Competition BBQ, Inc. - monthly
installments of approximately $2,000 including interest at
10.50%, due May 2004, unsecured                                    59,000              0

Line of credit for up to $50,000 - Rivervalley BBQ, Inc. -
monthly interest only through December 2002 with total
outstanding balance due December 2002 including interest
prime plus 1.50% (6.25% at December 30, 2001), unsecured           20,000              0
                                                               ----------     ----------
Total notes receivable                                          1,283,000        889,000
Less: current portion                                             137,000         57,000
                                                               ----------     ----------
Notes receivable, net                                          $1,146,000     $  832,000
                                                               ==========     ==========

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

Future principal payments to be received on notes receivable are approximately as follows for the years ending:

                             2002             $    137,000
                             2003                  121,000
                             2004                  193,000
                             2005                  194,000
                             2006                  207,000
                             Thereafter            431,000
                                              ------------
                                 Total        $  1,283,000
                                              ============

(5)   PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consisted approximately of the following at:

                                                    December 30,   December 31,
                                                        2001            2000
                                                    -----------     -----------
Land, buildings and improvements                    $40,402,000     $39,595,000
Furniture, fixtures and equipment                    18,087,000      15,627,000
Antiques                                              1,808,000       1,762,000
Less: accumulated depreciation and amortization      13,062,000       9,778,000
Less: reserve for loss on restaurants to be             819,000       1,632,000
disposed of
Less: reserve for loss on other capital items                 0         100,000
                                                    -----------     -----------
                                                     46,416,000      45,474,000
Construction in progress                                524,000         578,000
                                                    -----------     -----------
                                                    $46,940,000     $46,052,000
                                                    ===========     ===========

Depreciation and amortization expense on property, equipment and leasehold improvements was approximately $4,463,000, $3,694,000 and $2,954,000 for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

(6)   INVESTMENT IN UNCONSOLIDATED AFFILIATE

The investment in unconsolidated affiliate relates to the Company's 40% investment in FUMUME, LLC (FUMUME), which is being accounted for on the equity method of accounting. FUMUME operates two Isaac Hayes themed restaurants, one each in Chicago, Illinois and Memphis, Tennessee. In May 2001 the Company contributed (i) $825,507 in working capital, (ii) the assets comprising Famous Dave's Ribs and Blues Club in Chicago and (iii) certain rights to use Famous Dave's various licensed marks. Although FUMUME is responsible for the payment of the rent for the Chicago club, the Company remains liable under the lease with the landowner (see Note 16). The Company has an agreement with FUMUME to manage and operate the Chicago club. In addition, FUMUME opened a second club in Memphis in October 2001. The difference between the investment and the amount of the underlying net assets of FUMUME relates to monies the Company funded for leasehold improvements pursuant to the FUMUME operating agreement which are being amortized over the lesser of the lease term or the estimated useful life of the related improvements. The Company recorded equity in loss of unconsolidated affiliate based on the greater of 40% of the net loss for the year ended December 30, 2001 or 100% of the cash loss the Company was obligated to fund pursuant to the FUMUME operating agreement. For the year ended December 30, 2001, the Company recorded 100% of the cash loss of $1,029,000.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

The Company has agreed to reimburse FUMUME for operating losses incurred at the Memphis and Chicago clubs. The Company can terminate our reimbursement obligation with respect to the Chicago club if after any two-year period ending May 31 there has been a cumulative operating loss. With respect to the Memphis club, the Company may terminate the reimbursement obligation if the cumulative deficit of the club (excluding management fees) exceeds $2 million or, if after any five-year period ending May 31, there has been a cumulative operating loss.

Unaudited condensed financial statements of FUMUME as of and for the year ended December 30, 2001 are as follows:

             STATEMENT OF OPERATIONS:
               Sales                             $2,593,000
               Gross profit                       $ 256,000
               Loss from operations            ($1,586,000)
               Net loss                        ($1,586,000)
               Cash loss                       ($1,029,000)

             BALANCE SHEET DATA:
               Current assets                    $1,278,000
               Noncurrent assets                 $9,022,000
               Current liabilities                 $465,000
               Noncurrent liabilities              $320,000
               Members' equity                   $9,515,000

(7)   LINE OF CREDIT

The Company had a revolving line of credit with Associated Commercial Financial, Inc. (formerly known as BNC Financial Corporation) with maximum available borrowings at December 30, 2001 and December 31, 2000 of approximately $1,680,000 at each year end, of which approximately $100,000 and $544,000 was outstanding at December 30, 2001 and December 31, 2000, respectively. Advances are due upon demand and accrue interest at the prime rate plus 4% (8.75% at December 30, 2001) payable monthly. The line of credit was secured by certain of the Company's assets and was personally guaranteed (and partially secured) by the Chairman of the Company.

(8)   LONG-TERM DEBT

Long-term debt consisted approximately of the following at:

                                                              December 30,    December 31,
                                                                   2001           2000
                                                                   ----           ----
Note payable - GE Capital Franchise Finance Corporation  -
monthly installments of approximately $20,000 including
interest at 10.53%, due February 2020, secured by              $1,938,000     $1,974,000
property and equipment

Note payable - GE Capital Franchise Finance Corporation  -
monthly installments of approximately $19,000 including
interest at 10.19%, due September 2020, secured by              1,861,000      1,893,000
property and equipment

Note payable - GE Capital Franchise Finance Corporation  -
monthly installments of approximately $18,000 including
interest at 10.53%, due February 2020, secured by               1,744,000      1,777,000
property and equipment

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

                                                              December 30,    December 31,
                                                                   2001           2000
                                                                   ----           ----
Note payable - GE Capital Franchise Finance Corporation
monthly installments of approximately $16,000 including
interest at 10.19%, due September 2020, secured by
property and equipment                                          1,568,000      1,594,000

Note payable - GE Capital Franchise Finance Corporation -
monthly installments of approximately $13,000 including
interest at 8.75%, due January 2022, secured by property
and equipment                                                   1,483,000              0

Note payable - S&D Land Holdings, Inc. -  interest at 12%,
due January 2002, unsecured                                       460,000        650,000

Note payable - Santa Barbara Restaurant Group, Inc. -
monthly installments of approximately $10,000 including
interest at 10%, due October 2007, secured by property and
equipment                                                         527,000        590,000

Note payable - Meridian Financial Corporation - paid in
full during 2001                                                        0        554,000

Note payable - Suntrust Bank - paid in full during 2001                 0        298,000
                                                               ----------     ----------
Total long-term debt                                            9,581,000      9,330,000
Less: current portion                                             695,000        886,000
                                                               ----------     ----------
Long-term debt, net                                            $8,886,000     $8,444,000
                                                               ==========     ==========

Future maturities of long-term debt are approximately as follows for the years ending:

                          2002     $  695,000
                          2003        259,000
                          2004        285,000
                          2005        316,000
                          2006        350,000
                   Thereafter       7,676,000
                                   ----------
                   Total           $9,581,000
                                   ==========

(9)   FINANCING LEASE OBLIGATION

In March 1999, the Company executed a $4.5 million sale and leaseback financing involving three existing restaurants. Under this financing, the Company is obligated to make monthly payments of $42,917 (which increases 4.04% every two years) for a minimum of twenty years. The Company has the option to purchase the leased restaurants for the greater of $4.5 million or fair market value at the date of purchase at any time or renew the lease for two additional five year terms. Based upon the Company's continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements and are being depreciated, and the monthly payments are accounted for as interest expense in the consolidated statements of operations.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000


Future minimum payments due under the financing lease obligation are approximately as follows for the years ending :

                          2002     $   515,000
                          2003         531,000
                          2004         536,000
                          2005         552,000
                          2006         557,000
                    Thereafter      15,687,000
                                   -----------
                    Total          $18,378,000
                                   ===========

(10)  CAPITAL LEASE OBLIGATIONS

The Company has lease financing facilities for furniture, equipment and leasehold improvements. Leases outstanding under this agreement bear interest at an average rate of 9.15% and expire through February 2006. The obligations are secured by the property under lease. Total cost and accumulated amortization of the leased equipment was approximately $4,545,000 and $1,869,000 at December 30, 2001 and $2,163,000 and $1,190,000 at December 31, 2000.

Future minimum capital lease payments are approximately as follows for the years ending:

2002                                                  $1,043,000
2003                                                     872,000
2004                                                     335,000
2005                                                     103,000
2006                                                       8,000
                                                      ----------
Total                                                  2,361,000
Less: amounts representing interest                      303,000
                                                      ----------
Present value of future minimum lease payments         2,058,000

Less: current portion                                    865,000
                                                      ----------
Capital lease obligations, net of current portion     $1,193,000
                                                      ==========

(11)    RELATED PARTY TRANSACTIONS

FUMUME, LLC - FUMUME, LLC (FUMUME) is a 40% unconsolidated affiliate of the Company. In 2001, the Company loaned $147,000 to FUMUME (See Note 4).

S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. (S&D) is a company wholly owned by the Chairman of the Company. The Company rents various properties from S&D. The Company paid S&D rent of approximately $209,000, $202,000, and $293,000 for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively. The Company owed S&D approximately $365,000 at December 30, 2001, and $372,000 at December 31, 2000. During 2000, the Company purchased the land of a restaurant location for a note payable of $750,000 of which $460,000 and $650,000 was outstanding at December 30, 2001 and December 31, 2000, respectively. This note was paid off in February 2002.

GRAND PINES RESORTS, INC. - Grand Pines Resorts, Inc. (Grand Pines) is a company wholly owned by the Chairman of the Company. Through 1999, the Company charged Grand Pines a royalty of 4% of its food sales. Royalty income was approximately $62,000 for the year ended January 2, 2000.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

(12)    SHAREHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK AND WARRANTS - On November 12, 2001, the company issued 1,000,000 shares of common stock via a private equity placement at a value of $6.00 per share, and for which the company received cash proceeds of $5,322,000, net of commissions and expenses. The proceeds are to be used primarily to develop new restaurants and for general corporate purposes.

During the year ended December 31, 2000, the Company purchased four restaurant sites. The purchases were completed in part through the issuance of approximately 232,000 shares of common stock ranging in value from $3.41 to $3.50 per share.

On December 31, 1999, the Company completed the acquisition of four restaurants known as Red River Barbeque & Grille. The purchase was completed in part through the issuance of 211,389 shares of common stock at $2.03 per share. The transaction also included the issuance of 200,000 warrants valued at $.55 each at exercise prices ranging from $5.00 to $7.00 expiring in December 2004. During 2001, 60,000 warrants were exercised at an exercise price of $5.00. Net proceeds of approximately $299,000 were received. At December 30, 2001, there were 140,000 remaining warrants outstanding with a weighted average price of $6.43 per share.

At December 30, 2001, there were 230,000 stock warrants outstanding at an exercise price of $9.10 per share which expire in January 2002.

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

The Company applies APB No. 25 and related interpretations in accounting for its Plans. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net income (loss) and income (loss) per share would have been changed to the approximate proforma amounts indicated below:

                                                   Fiscal 2001       Fiscal 2000        Fiscal 1999
                                                   -----------       -----------        -----------
Net income (loss):
  As reported                                    $   8,118,000     $   2,112,000      $  (6,610,000)
  Pro forma                                      $   5,968,000     $    (107,000)     $  (8,240,000)
Basic net income (loss) per
share:
  As reported                                    $         .81     $         .23      $        (.75)
  Pro forma                                      $         .60     $        (.01)     $        (.93)
Diluted net income (loss) per
share:
  As reported                                    $         .75     $         .22      $        (.75)
  Pro forma                                      $         .55     $        (.01)     $        (.93)

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

Information regarding the Company's stock options is summarized below:

                                                                    Weighted
                                                     Number of       Average
                                                      Options     Exercise Price
                                                    ----------    --------------
Options outstanding - January 3, 1999                1,004,000        $1.81
  Granted                                              928,000         2.40
  Canceled or expired                                 (214,000)        2.16
  Exercised                                             (6,000)        1.19
                                                    ----------        -----
Options outstanding - January 2, 2000                1,712,000         2.14
  Granted                                              740,000         2.97
  Canceled or expired                                 (118,000)        2.11
  Exercised                                            (43,000)        1.96
                                                    ----------        -----
Options outstanding - December 31, 2000              2,291,000         2.42
  Granted                                              373,000         4.34
  Canceled or expired                                 (143,000)        2.50
  Exercised                                           (774,000)        2.44
                                                    ----------        -----
Options outstanding - December 30, 2001              1,747,000        $2.82
                                                    ==========        =====
Options exercisable - December 30, 2001              1,017,000        $2.59
                                                    ==========        =====
Weighted average fair value of options
granted during the year ended December 30, 2001                       $3.98
                                                                      =====
Weighted average fair value of options
granted during the year ended December 31, 2000                       $2.51
                                                                      =====
Weighted average fair value of options
granted during the year ended January 2, 2000                         $1.83
                                                                      =====

Options outstanding at December 30, 2001 have an exercise price ranging between $1.00 and $7.54 and a weighted average remaining contractual life of 7.5 years.

The following table summarizes information about stock options outstanding at December 30, 2001:

                   ------------------------------------   ---------------------------
                           Options outstanding               Options exercisable
                   ------------------------------------   ---------------------------
                                   Weighted-
                                    average      Weighted-                Weighted-
                                  remaining       average                  average
      Exercise       Number       contractual    exercise     Number       exercise
        prices     outstanding       life         price     exercisable     price
        ------     -----------       ----         -----     -----------     -----
      $1.00 -
        $2.50       1,139,000     6.5 years      $ 2.21         712,000     $ 2.13

      $2.62 -
        $4.18         558,000     8.5 years      $ 3.64         305,000     $ 3.71

        $7.54          50,000     9.5 years      $ 7.54               0          -
      -------       ---------     ---------      ------       ---------     ------
      $1.00 -
        $7.54       1,747,000     7.5 years      $ 2.82       1,017,000     $ 2.59
      =======       =========     =========      ======       =========     ======

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

In determining the compensation cost of the options granted during fiscal 2001, 2000, and 1999, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

                                    Fiscal 2001      Fiscal 2000      Fiscal 1999
                                    -----------      -----------      -----------
Risk free interest rate                      5%               6%              6%
Expected life of options granted       10 years         10 years        10 years
Expected volatility range                104.6%            78.7%      58.7-66.2%
Expected dividend yield                      0%               0%              0%

(13)    INCOME TAXES

The Company has generated net operating losses of approximately $9,600,000 which, if not used, will begin to expire in 2011 and tax credit carryforwards of approximately $719,000 which, if not used, will begin to expire in 2011. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The benefit from income taxes consists of the following:

                                         Fiscal 2001     Fiscal 2000      Fiscal 1999
                                         -----------     -----------      -----------
Current income tax expense                $        0      $        0      $        0
Deferred income tax benefit                4,010,000               0               0
                                          ----------      ----------      ----------
     Total benefit from income taxes      $4,010,000      $        0      $        0
                                          ==========      ==========      ==========

The Company's deferred tax assets are as follows:

                                            December 30,     December 31,
                                                2001             2000
                                                ----             ----
Net operating loss carryforwards             $3,705,000      $4,065,000
Property and equipment basis difference         586,000       1,175,000
Tax credit carryovers                           719,000         585,000
Other                                                 0          40,000
Less:  valuation allowance                            0       5,865,000
                                             ----------      ----------
  Net deferred tax asset                     $5,010,000      $        0
                                             ==========      ==========

Reconciliation between the statutory rate and the effective tax rate for the fiscal years is as follows:

                                 Fiscal 2001      Fiscal 2000     Fiscal 1999
                                 -----------      -----------     -----------
Federal statutory tax rate           35.0%            35.0%          (35.0%)
State taxes, net of federal           6.0%             6.0%           (6.0%)
benefit
Tax effect of permanent               3.7%             6.3%            4.4%
differences
Tax effect of tip credit             (5.7%)           (8.3%)          (2.4%)
Change in valuation allowance      (136.6%)          (39.0%)          39.0%
                                 ----------      -----------     -----------
    Effective tax rate              (97.6%)            0.0%            0.0%
                                 ==========      ===========     ===========

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

(14)    SUPPLEMENTAL CASH FLOWS INFORMATION:

                                                            Fiscal 2001      Fiscal 2000     Fiscal 1999
                                                            -----------      -----------     -----------
Cash paid for interest                                       $1,674,000      $1,167,000      $  446,000
                                                             ==========      ==========      ==========
Cash paid for income taxes                                   $  122,000      $   40,000      $        0
                                                             ==========      ==========      ==========
Non-cash investing and financing activities:
  Property, equipment and leasehold improvements
     purchased with notes payable                            $1,483,000      $1,700,000      $        0
                                                             ==========      ==========      ==========
  Deposits transferred to investment in unconsolidated
    affiliate                                                $ 107,0000      $        0      $        0
                                                             ==========      ==========      ==========
  Property and equipment transferred to investment in
    unconsolidated affiliate                                 $2,665,000      $        0      $        0
                                                             ==========      ==========      ==========
  Deferred tax asset related to tax benefit of stock
    options exercised                                        $1,000,000      $        0      $        0
                                                             ==========      ==========      ==========
  Common stock issued in connection with restaurants
    acquired                                                 $        0      $  807,000      $  430,000
                                                             ==========      ==========      ==========
  Capital lease obligation refinanced with note payable      $        0      $  593,000      $        0
                                                             ==========      ==========      ==========
  Notes receivable in connection with sale of
    restaurants, net of deferred gain recorded               $        0      $  526,000      $        0
                                                             ==========      ==========      ==========
  Property and equipment acquired with accrued
    expenses                                                 $        0      $   70,000      $        0
                                                             ==========      ==========      ==========
  Common stock issued for accounts payable                   $        0      $   57,000      $        0
                                                             ==========      ==========      ==========
  Equipment purchased under capital lease obligations        $2,382,000      $   33,000      $   45,000
                                                             ==========      ==========      ==========
  Accounts payable assumed in connection with
    restaurants acquired                                     $        0      $        0      $1,299,000
                                                             ==========      ==========      ==========
  Capital lease obligations assumed in connection
    with restaurants acquired                                $        0      $        0      $  576,000
                                                             ==========      ==========      ==========
  Accrued expenses assumed in connection with
    restaurants acquired                                     $        0      $        0      $  375,000
                                                             ==========      ==========      ==========
  Common stock warrants issued in connection with
    restaurants acquired                                     $        0      $        0      $  110,000
                                                             ==========      ==========      ==========

(15)    RETIREMENT SAVINGS PLAN

The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. Company contributions were approximately $52,000, $35,000, and $31,000 for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

(16)    COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company has entered into various operating leases for its existing and future restaurants and corporate office space with lease terms ranging from three to thirty five years including lease options. Ten of the leases require percentage rent of between 3% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area costs. Total rent expense for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, including common area costs, real estate taxes and percentage rent, was approximately $4,303,000, $3,686,000, and $2,400,000, respectively. Percentage rent was $188,000, $95,000, and $98,000 for the years ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively.

Future minimum rental payments (excluding percentage rents) are approximately as follows for the years ending:

                   2002                       $   2,339,000
                   2003                           2,303,000
                   2004                           2,305,000
                   2005                           2,362,000
                   2006                           2,452,000
                   Thereafter                    34,275,000
                                              -------------
                       Total                  $  46,036,000
                                              =============

LEASE CONTINGENCY - In May 2001, the Company assigned their lease at one of their restaurant locations to the unconsolidated affiliate. The Company is liable for payment of this lease if the assignee defaults on the lease payments. Future minimum rental payments are approximately $2,668,000.

LEGAL PROCEEDINGS - The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

EMPLOYMENT AGREEMENT - At December 30, 2001, the Company had an amended employment agreement with one of its officers. The agreement requires minimum annual compensation of $450,000 and has a term of five years, expiring in July 2004. The agreement requires a one-year severance payment and $200,000. The severance payment requires a resulting two year non-compete. The Company entered into an area development option agreement with the officer for five years. The purchase option of this agreement cannot be exercised until the third year anniversary of the effective date, or October 2004.

CONSTRUCTION AND DEVELOPMENT CONTRACTS - In conjunction with its expansion activity, the Company enters into fixed price construction contracts from time to time. The balance remaining to be paid under these contracts was approximately $164,000 and $705,000 at December 30, 2001 and December 31, 2000.


(17)  SUBSEQUENT EVENTS (UNAUDITED)

On January 21, 2002, the Company's note payable to S&D in the amount of $460,000 was paid in full.

On January 25, 2002, the Company's line of credit with Associated Commercial Finance was paid in full. The payment made included $400,000 in principal, as well as associated interest and prepayment penalties.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

On January 28, 2002, the Company sold three of its restaurants to a franchisee, who also signed an area development agreement for the development of six new franchise restaurants in the Milwaukee and Green Bay area. Net proceeds from the sale were approximately $2,580,000.

(18)  SELECTED QUARTERLY DATA (UNAUDITED):

                                  Quarters During the Year Ended December 30, 2001
                           ---------------------------------------------------------------
                              April 1           July 1      September 30       December 30
                              -------           ------      ------------       -----------
Revenues                    $20,469,000      $22,848,000      $23,105,000      $21,251,000
Income from operations      $   648,000      $ 1,953,000      $ 2,026,000      $ 1,582,000
Net income                  $   396,000      $ 1,420,000      $ 4,495,000      $ 1,807,000
Diluted net income per
common share                $      0.04      $      0.13      $      0.41      $      0.16

                                    Quarters During the Year Ended December 31, 2000
                           ---------------------------------------------------------------
                              April 2           July 2         October 1       December 31
                              -------           ------         ---------       -----------
Revenues                    $15,091,000      $18,354,000      $18,994,000      $17,721,000
Income from operations      $   262,000      $   797,000      $   880,000      $   642,000
Net income                  $    51,000      $ 1,104,000      $   624,000      $   333,000
Diluted net income per
common share                $      0.01      $      0.11      $      0.06      $      0.03

                                          Quarters During the Year Ended January 2, 2000
                               -------------------------------------------------------------------
                                  April 4             July 4           October 3         January 2
                                  -------             ------           ---------         ---------
Revenues                       $ 10,388,000       $ 12,647,000       $ 12,707,000      $ 11,887,000
Income (loss) from
operations                     $   (312,000)      $   (243,000)      $    328,000      $ (5,996,000)
Net income (loss)              $   (316,000)      $   (292,000)      $    137,000      $ (6,139,000)
Diluted net income (loss)
per common share               $       (.04)      $       (.03)      $        .02      $       (.70)

                                 EXHIBIT INDEX



Exhibit No.                      Description                          Page No.
-----------                      -----------                          --------

3.1 Articles of Incorporation, incorporated by reference from Exhibit 3.1 to our Registration
              Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2 Bylaws, incorporated by reference from Exhibit 3.2 to the Registration Statement on Form SB-2 (File
              No. 333-10675) filed on August 23, 1996

10.1 Lease Agreement dated as of January 1, 1996 by and between S&D Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc. (Linden Hills), incorporated by reference from Exhibit 10.1 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2 Lease Agreement dated as of January 1, 1996 by and between S&D Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc. (Highland Park), incorporated by reference from Exhibit 10.2 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.3 Sublease Agreement dated as of January 1, 1996 by and between S&D Land Holdings, Inc. and Famous Dave's of Minneapolis, Inc. (Roseville), incorporated by reference from Exhibit 10.4 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.4 Trademark License Agreement between Famous Dave's of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference from Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.5 1998 Director Stock Option Plan, incorporated by reference from Exhibit 10.5 to Form 10-K filed
              March 29, 2001

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

10.11         1997 Employee Stock Option Plan (as amended
              through March 1, 2000), incorporated by reference
              from Exhibit 10.11 to Form 10-K filed March 29,
              2001

10.12 1995 Stock Option and Compensation Plan (as amended through June 15, 2000), incorporated by reference from Exhibit 10.12 to Form 10-K filed
              March 29, 2001

10.13 Loan Agreement, dated as of August 4, 2000, by and between FFCA Funding Corporation and FDA
              Properties, Inc., incorporated by reference from
              Exhibit 10.13 to Form 10-K filed March 29, 2001

10.14 Master Lease, dated as of August 4, 2000, by and between FDA Properties, Inc. and Famous Dave's of America, Inc., incorporated by reference from
              Exhibit 10.5 to Form 10-K filed March 29, 2001

10.15 FUMUME, LLC Operating Agreement, incorporated by reference from Exhibit 10.1 to Form 10-Q filed
              August 13, 2001

10.16 Contribution Agreement, dated as of May 31, 2001, by and between Famous Dave's Ribs-U, Inc., and FUMUME, LLC. Agreement, incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 13, 2001

10.17 Management Agreement, dated as of May 18, 2001, by and among FUMUME, LLC, FUMUME II, LLC, FUMUME III, LLC, and Famous Dave's Ribs-U, Inc. Agreement, incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 13, 2001

10.18 Assignment and Assumption of Lease, dated as of May 18, 2001 dated September 16, 1997, between Famous Dave's Ribs-U, Inc. and FUMUME II, LLC (Chicago) Agreement, incorporated by reference from Exhibit 10.4 to Form 10-Q filed August 13, 2001

10.19         Re-affirmation of Guaranty, dated as of May 31,
              2001, by Famous Dave's of America, Inc. of obligations under Lease dated September 16, 1997, between
              Famous Dave's Ribs-U, Inc., predecessor-in-interest of FUMUME II, LLC, and D&H Building Corporation. Agreement, incorporated by reference from Exhibit 10.5 to Form 10-Q filed August 13, 2001

10.20 Service Mark License Agreement, dated as of May 31, 2001, by and between Famous Dave's of America, Inc. and FUMUME, LLC. Agreement, incorporated by reference from Exhibit 10.6 to Form 10-Q filed August 13, 2001

10.21         Amendment No. 1 to Employment Agreement dated
              September 1, 2001 between Famous Dave's of
              America, Inc. and Martin J. O'Dowd, incorporated by reference from Exhibit 10.1 to Form 10-Q filed
              November 14, 2001

10.22         Area Development Option Agreement by and among
              Famous Dave's of America, Inc. and Martin O'Dowd, incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 14, 2001

21            Subsidiaries of Famous Dave's of America, Inc.

23            Consent of Virchow, Krause & Company, LLP