Form 10-Q
period 2002-03-31
FAMOUS DAVES OF AMERICA INC
filed 2002-05-08
CIK 1021270

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q




[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

         At May 2, 2002 there were 11,319,695 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes       No  X
                                     ---      ---

                         FAMOUS DAVE'S OF AMERICA, INC.

                                 March 31, 2002


                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
  PART I       FINANCIAL INFORMATION

  Item 1       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets --                                           3
                  March 31, 2002 and December 30, 2001

                  Condensed Consolidated Statements of Operations --                                 4
                  For the thirteen weeks ended March 31, 2002 and April 1, 2001

                  Condensed Consolidated Statements of Cash Flows --                                 5
                  For the thirteen weeks ended March 31, 2002 and April 1, 2001

                  Notes to Condensed Consolidated Financial Statements                               6

  Item 2       Management's Discussion and Analysis of Financial Condition and Results of           10
                 Operations

  Item 3       Quantitative and Qualitative Disclosures About Market Risk                           17

  PART II      OTHER INFORMATION

  Item 1       Legal Proceedings                                                                    18
  Item 2       Changes in Securities and Use of Proceeds                                            18
  Item 6       Exhibits and Reports on Form 8-K                                                     18

               SIGNATURES                                                                           19

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               (UNAUDITED)       (AUDITED)
                                                                                                MARCH 31,       DECEMBER 30,
                                                                                                  2002             2001
                                                                                            ---------------   --------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                 $       10,831    $       7,398
  Accounts receivable, net                                                                           1,041            1,903
  Inventories                                                                                        1,404            1,441
  Prepaids and other current assets                                                                  1,551            1,273
                                                                                            ---------------   --------------
     Total current assets                                                                           14,827           12,015

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                                 45,420           46,940

OTHER ASSETS:
  Notes receivable, net of current portion                                                           1,089            1,146
  Deposits                                                                                             424              410
  Debt issuance costs, net                                                                             645              618
  Investment in unconsolidated affiliate                                                             4,615            4,301
  Deferred tax asset                                                                                 4,512            5,010
                                                                                            ---------------   --------------

TOTAL ASSETS                                                                                $       71,532    $      70,440
                                                                                            ===============   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                                            $            0    $         100
  Current portion of long-term debt                                                                    240              695
  Current portion of capital lease obligations                                                         831              865
  Accounts payable                                                                                   3,344            2,419
  Accrued payroll and related taxes                                                                    709            1,134
  Other current liabilities                                                                          1,920            2,096
                                                                                            ---------------   --------------
     Total current liabilities                                                                       7,044            7,309

LONG-TERM DEBT, NET OF CURRENT PORTION                                                               8,834            8,886
FINANCING LEASE OBLIGATION                                                                           4,500            4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                    1,027            1,193
DEFERRED RENT                                                                                        1,657            1,553
DEFERRED GAIN, NET OF CURRENT PORTION                                                                  301              310
                                                                                            ---------------   --------------
     Total liabilities                                                                              23,363           23,751
                                                                                            ---------------   --------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
   11,319 and 11,180 shares issued and outstanding                                                     113              112
  Additional paid-in capital                                                                        53,381           52,693
  Accumulated deficit                                                                               (5,325)          (6,116)
                                                                                            ---------------   --------------
     Total shareholders' equity                                                                     48,169           46,689
                                                                                            ---------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $       71,532    $      70,440
                                                                                            ===============   ==============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands, except per share data and shares outstanding)
                                   (Unaudited)

                                                                                      THIRTEEN WEEKS ENDED
                                                                                ----------------------------------
                                                                                    MARCH 31,         APRIL 1,
                                                                                      2002              2001
                                                                                ---------------   ----------------
REVENUES                                                                        $       21,206    $        20,469
                                                                                ---------------   ----------------

COSTS AND EXPENSES:
  Food and beverage costs                                                                6,681              6,446
  Labor and benefits                                                                     5,797              5,737
  Operating expenses                                                                     4,602              4,811
  Depreciation and amortization                                                          1,130              1,083
  Pre-opening expenses                                                                       0                293
  General and administrative                                                             1,770              1,451
                                                                                ---------------   ----------------
     Total costs and expenses                                                           19,980             19,821
                                                                                ---------------   ----------------

INCOME FROM OPERATIONS                                                                   1,226                648
                                                                                ---------------   ----------------

OTHER INCOME (EXPENSE):
  Interest income                                                                           70                 25
  Interest expense                                                                        (390)              (361)
  Gain on sale of property                                                                 771                 95
  Other income                                                                              40                (11)
  Equity in loss of unconsolidated affiliate                                              (428)                 0
                                                                                ---------------   ----------------
     Total other income (expense)                                                           63               (252)
                                                                                ---------------   ----------------

INCOME BEFORE INCOME TAXES                                                               1,289                396

PROVISION FOR INCOME TAXES                                                                (498)                 0
                                                                                ---------------   ----------------

NET INCOME                                                                      $          791    $           396
                                                                                ===============   ================


BASIC NET INCOME PER COMMON SHARE                                               $         0.07    $          0.04
                                                                                ===============   ================

DILUTED NET INCOME PER COMMON SHARE                                             $         0.07    $          0.04
                                                                                ===============   ================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                                  11,219,734          9,463,897
                                                                                ===============   ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                                11,931,342         10,229,898
                                                                                ===============   ================


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                                         THIRTEEN WEEKS ENDED
                                                                                                  MARCH 31, 2002     APRIL 1, 2001
                                                                                                 ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                     $          791     $         396
  Adjustments to reconcile net income to cash flows from operating activities
    Depreciation and amortization                                                                         1,130             1,083
    Gain on disposal of property                                                                           (801)              (95)
    Deferred Tax Asset                                                                                      498                 0
    Deferred Rent                                                                                           170                 0
    Equity in loss of unconsolidated affiliate                                                              428                 0
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                                               333               235
     Inventories                                                                                            (59)              (94)
     Prepaids and other current assets                                                                     (209)             (182)
     Deposits                                                                                               (14)              111
     Accounts payable                                                                                       895              (495)
     Accrued payroll and related taxes                                                                     (425)             (594)
     Other current liabilities                                                                             (177)             (119)
                                                                                                 ---------------    --------------
      Cash flows from operating activities                                                                2,560               246
                                                                                                 ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment and leasehold improvements                                    2,983                 0
  Purchases of property, equipment and leasehold improvements                                            (1,486)           (1,543)
  Investment in unconsolidated affiliate                                                                   (605)                0
  Repayments of advances from investment in unconsolidated affiliate                                        392                 0
  Payments received on notes receivable                                                                     820                32
  Advances on notes receivable                                                                             (832)                0
                                                                                                 ---------------    --------------
      Cash flows from investing activities                                                                1,272            (1,511)
                                                                                                 ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for debt issuance costs                                                                           14               (10)
  Proceeds from capital lease obligations                                                                     0               382
  Payments on line of credit                                                                               (100)                0
  Payments on long-term debt                                                                               (510)             (171)
  Payments on capital lease obligations                                                                    (245)             (235)
  Proceeds from exercise of stock options and warrants                                                      442               364
                                                                                                 ---------------    --------------
      Cash flows from financing activities                                                                 (399)              330
                                                                                                 ---------------    --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          3,433              (935)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            7,398             1,895
                                                                                                 ---------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $       10,831     $         960
                                                                                                 ===============    ==============


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note receivable issued in connection with sale of assets                                       $            0     $         145
                                                                                                 ===============    ==============

   Stock options issued for debt issuance costs                                                  $           41     $           0
                                                                                                 ===============    ==============

   Equipment purchased under capital lease obligations                                           $           45     $         923
                                                                                                 ===============    ==============

   Common stock issued in connection with property acquired                                      $          206     $           0
                                                                                                 ===============    ==============

   Equipment purchased with notes payable                                                        $            4     $           0
                                                                                                 ===============    ==============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (UNAUDITED)


(1) GENERAL

    Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") currently operates or franchises fifty-eight restaurants under the name "Famous Dave's" throughout various regions of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites served in one of our three casual formats: a "northwoods" style lodge, a nostalgic roadhouse "shack", or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of March 31, 2002 we operated or franchised fifty-eight restaurants with two additional company-owned and three franchised units in development. As of April 1, 2001 we operated or franchised forty-five restaurants, with an additional two company-owned and three franchised units in development.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by us following the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001. In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made.

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

(4) RECENT ACCOUNTING PRONOUNCEMENT

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provision of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes the adoption of SFAS No. 144 will not have a material effect on the Company's consolidated financial position or results of operations.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                  (UNAUDITED)



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

                                                  Thirteen Weeks Ended

                                                 March 31,     April 1,
                                                   2002          2001
                                               ------------   ----------
NET INCOME PER SHARE -- BASIC:
  Net income                                   $        791   $       396
  Weighted average shares                            11,220         9,463
    outstanding
  Net income per share - basic                 $        .07   $       .04

NET INCOME PER SHARE -DILUTED:
  Net income                                   $        791   $       396
  Weighted average shares                            11,220         9,464
    outstanding
  Dilutive impact of common stock                       711           766
    equivalents outstanding
                                               -----------    -----------
  Weighted average shares and                        11,931        10,230
    potential dilutive shares
    outstanding
  Net income per share -                         $      .07   $       .04
    dilutive


    The Company uses the treasury stock method for calculating the dilutive effect of the stock options and warrants (using the average market price).

    Options to purchase 2,500 and 20,565 shares of common stock with a weighted average exercise price of $8.20 and $4.04 were outstanding at March 31, 2002 and April 1, 2001, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for their respective periods.

(6) INCOME FROM FRANCHISEES

    As of March 31, 2002 we had twenty-four franchise units in operation, five in Minnesota, six in Wisconsin, four in Illinois, two in Nebraska, and one each in Alabama, Indiana, South Dakota, Tennessee, Ohio, New Jersey, and Georgia. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.


(7) RELATED PARTY TRANSACTIONS

    S&D LAND HOLDINGS, INC. - . S&D Land Holdings, Inc. ("S&D"), is a company wholly owned by the Company's founding shareholder and Chairman. We lease the real estate for three of our units from S&D. In addition, a note payable was signed with S&D in January 2000 for $750,000 to facilitate mortgage financing. This note was paid in full in January 2002.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)



(8) INCOME TAXES

    At March 31, 2002, the Company had generated net operating losses of approximately $8.3 million, which, if not used, will begin to expire in 2011, and tax credit carryforwards of approximately $719,000, which, if not used, will also begin to expire in 2011. Future changes in ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

(9) NOTES PAYABLE

    On January 21, 2000 a note payable was signed with S&D Land Holdings, Inc., a company wholly owned by the Company Chairman, for $750,000 to facilitate mortgage financing. The balance of the note payable, in the amount of $460,000, was paid in full on January 21, 2002.

(10) FINANCING LEASE OBLIGATIONS

    In March 1999, we completed a sale-leaseback transaction involving three of our existing units that provided proceeds of approximately $4.5 million. Under this financing we are obligated to make monthly payments of approximately $42,917 (which increases 4.04% every two years) for a minimum of twenty years.

(11) CAPITAL LEASE OBLIGATIONS

    The Company has entered into various lease facility commitments. During the quarter ended March 31, 2002, approximately $45,000 of additional capital leases was added for catering vehicles. The leases outstanding under the agreements entered into during the first quarter bear interest at a rate of 5.9% and expire in March 2005.

(12) DEFERRED GAIN AND NOTE RECEIVABLE

    During the second quarter ended July 2, 2000, the Company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchises. The Company financed part of the sale price on each transaction with notes that bear interest at 9.6% and 12% and require monthly payments of principal and interest. The balance on these notes receivable was approximately $817,000 as of March 31, 2002. They are secured by equipment and mature through July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. The Company recorded a deferred gain on this sale and will recognize the gain over the term of the note receivable.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                  (UNAUDITED)



(13) COMMITMENTS AND CONTINGENCIES

   CONSTRUCTION AND DEVELOPMENT CONTRACTS

    In conjunction with our expansion activity, we enter into construction contracts from time to time. At March 31, 2002, we had commitments outstanding under two contracts for construction of restaurants in Richmond, Virginia and in Gaithersburg, Maryland. As of March 31, 2002, the balance remaining to be paid under these contracts was approximately $550,000.

    OTHER

    The LLC that owns the Chicago club (FUMUME, LLC) is responsible for the payment of the rent for the Chicago club; however, the Company remains liable under the lease with the landowner.

(14) INVESTMENT IN UNCONSOLIDATED AFFILIATE

    The Company owns approximately 40% of the membership interest of FUMUME, LLC, a company that develops themed restaurants based on the entertainment artist Isaac Hayes.

    For the quarter ended March 31, 2002, the Company has recorded equity in loss of unconsolidated affiliate based on the greater of 40% of the net loss (which is accounted for on the equity method of accounting) or 100% of the cash loss the Company is obligated to fund pursuant to the FUMUME operating agreement. For the quarter ended March 31, 2002, the Company recorded 100% of the cash loss of $428,000.

    The Company has agreed to reimburse FUMUME for operating losses incurred at the Memphis and Chicago clubs. The Company can terminate the reimbursement obligation with respect to the Chicago club if after any two-year period ending May 31 there has been a cumulative operating loss. With respect to the Memphis club, the Company may terminate the reimbursement obligation if the cumulative deficit of the club (excluding management fees) exceeds $2 million or, if after any five-year period ending May 31, there has been a cumulative operating loss.

    The membership interest in FUMUME, LLC is voting and is not publicly traded. The Company believes the carrying amount of the investment approximates fair value of the investment at March 31, 2002.

    See the "Management's Discussion and Analysis of Financial Condition and Operations" section for further discussion of this topic.

(15) SUBSEQUENT EVENT

None.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.

OVERVIEW

    The business of Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of March 31, 2002 we owned & operated or franchised 58 restaurants, with locations shown in the table below. We expect to open eight to ten additional company-owned restaurants before the end of the fiscal year. In addition, we have signed development agreements representing commitments to develop an additional 61 franchised restaurants. We expect ten to thirteen of these franchised restaurants to open before the end of the fiscal year.


                                       FRANCHISED          TOTAL
                    COMPANY OWNED      RESTAURANTS      RESTAURANTS
       STATE          RESTAURANTS
 Alabama                   0                1                 1
 Georgia                   0                1                 1
 Illinois                  8                4                12
 Indiana                   0                1                 1
 Iowa                      3                0                 3
 Maryland                  4                0                 4
 Minnesota                12                5                17
 Nebraska                  1                2                 3
 New Jersey                0                1                 1
 Ohio                      0                1                 1
 South Dakota              0                1                 1
 Tennessee                 0                1                 1
 Utah                      2                0                 2
 Virginia                  4                0                 4
 Wisconsin                 0                6                 6
                    ---------------- ---------------- ---------- ------
                          34               24                58



    Famous Dave's is also a 40% participant in a joint venture (FUMUME, LLC) to operate theme restaurant concepts based on the entertainment artist Isaac Hayes. Pursuant to the agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. FUMUME opened its first location in Chicago in June 2001 and opened the second location in Memphis, Tennessee in October 2001. Each location is structured as a separate Delaware limited liability company, each of which is wholly owned by FUMUME.

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

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes and the audited consolidated financial statements and notes included in the Company's Form 10-K for the fiscal year ended December 30, 2001.


RESULTS OF OPERATIONS

    Our restaurant level operating profit expressed as a percentage of restaurant revenues is as follows (this does not include any of our Franchise Royalty Income, Licensing Royalty Income, or Franchise Fee Income):


                                                    THIRTEEN WEEKS ENDED
                                                 MARCH 31,          APRIL 1,
                                                   2002               2001
                                                (UNAUDITED)        (UNAUDITED)
RESTAURANT REVENUES                               100.0%             100.0%

UNIT-LEVEL COSTS AND EXPENSES
    Food and beverage costs                        32.6%              32.0%
    Labor and benefits                             28.3%              28.5%
    Operating expenses                             22.4%              23.9%
    Depreciation and amortization                  5.2%               5.1%
                                           -----------------     ----------------
      Total costs and expenses                     88.5%              89.4%
                                           -----------------     ----------------

RESTAURANT-LEVEL OPERATING PROFIT                  11.5%              10.6%
                                           =================     ================

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




REVENUES:

    RESTAURANT REVENUES

    Restaurant revenue for the thirteen weeks ended March 31, 2002 was $20,488,000 compared to $20,153,000 for the same period in 2001, a 1.7%
increase. This increase is due to an increase in the number of operating weeks in 2002 over 2001, offset by a decrease in comparable same store sales.

    As of March 31, 2002, the Company had twenty five restaurants that had been open for more than eighteen months and these restaurants reported decreases in same store sales of approximately (.4%) in the thirteen weeks ended March 31, 2002. This is the first quarterly decline in three years; sales were affected by Easter and the Spring Break season falling earlier in the year, as well as customer focus on the Winter Olympics.

    OTHER REVENUE

    Other revenue for the Company consists of royalty revenues and franchise fees. Franchise revenues for the thirteen weeks ended March 31, 2002 were $672,000 compared to $270,000 for the thirteen weeks ended April 1, 2001, a 149% increase. Franchise revenue includes both franchise royalty income and franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no additional material services are required by the Company. The increase in royalty revenues and franchise fees is primarily due to an increase in the number of Company franchisees. The Company has twenty -four franchises open at March 31, 2002, compared to ten for the same period in 2001.

    The Company also receives licensing revenue based on sales of branded products including sauces, seasoning and prepared meats. For the thirteen weeks ended March 31, 2002 the licensing royalty income was $46,000, compared to $46,000 for the same period in 2001.

    The chart below shows a summary of revenues by type:

                                                         THIRTEEN WEEKS ENDED
                                                        MARCH 31,         APRIL 1,
                                                          2002              2001
                                                       (UNAUDITED)       (UNAUDITED)
REVENUE:
    Restaurant Revenues                                   $20,488          $20,153
    Franchise Royalty Income                                  567              235
    Franchise Fees                                            105               35
    Licensing Royalty Income                                   46               46
                                                      -------------   -------------
      TOTAL REVENUES                                      $21,206          $20,469
                                                      =============   =============

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FOOD AND BEVERAGE COSTS

    Food and beverage costs for the thirteen weeks ended March 31, 2002 were $6,681,000 or 32.6% of restaurant revenue, compared to $6,446,000 or 32.0% of restaurant revenue for the same period in 2001. The increase in food and beverage costs as a percent of restaurant revenue was due primarily to an increase in rib prices, offset by menu price increases.

LABOR AND BENEFITS

    Labor and benefits for the thirteen weeks ended March 31, 2002 were $5,797,000 or 28.3% of restaurant revenue, compared to $5,737,000 or 28.5% of restaurant revenue for the same period in 2001. This decrease in labor and benefits as a percentage of restaurant revenue is due to an increase in operating efficiencies, offset by higher benefit costs.

OPERATING EXPENSES

    For the thirteen weeks ended March 31, 2002, operating costs were $4,602,000 or 22.5% of restaurant revenue, compared to $4,811,000 or 23.9% of restaurant revenue for the same period in 2001. The decrease in operating expense, both in dollar amount and as a percent of restaurant revenue, is due to the decrease in utility costs from a high in the first quarter of 2001, as well as to continued emphasis placed on cost reduction efforts.

DEPRECIATION AND AMORTIZATION

    Unit-level depreciation and amortization for the thirteen weeks ended March 31, 2002 was $1,064,000 or 5.2% of restaurant revenue compared to $1,021,000 or 5.1% of restaurant revenue during the same period in 2001. Total company depreciation and amortization for the thirteen weeks ended March 31, 2002 was $1,130,000 or 5.3% of revenue compared to $1,083,000 or 5.3% of revenue during the same period in 2001. The increased dollar amount of depreciation expense is the result of new restaurants opened, offset by older restaurants sold during the four quarters subsequent to April 1, 2001.

PRE-OPENING EXPENSES

    There were no pre-opening expenses for the thirteen weeks ended March 31, 2002 compared to $293,000 or 1.5% of restaurant revenue during the same period in 2001. Pre-opening expenses are charged to expense in the month that they are incurred. There were no new restaurant openings during the first quarter of 2002, compared to two new units opened in the first quarter of 2001. Pre-opening costs will vary from location to location depending on a number of factors, including (but not limited to) the size and physical layout of each location; the cost of travel and lodging in different metropolitan areas; and the relative difficulty of the restaurant staffing and training process.

RESTAURANT-LEVEL OPERATING PROFIT

    Restaurant-level operating profit represents income from restaurant operations before general and administrative expenses, and excludes licensing, royalty and fee income. Restaurant-level operating profit totaled $2,345,000 or 11.4% of restaurant revenue for the thirteen weeks ended March 31, 2002, compared to $1,843,000 or 9.1% of restaurant revenue in the corresponding period of 2001. Although restaurant-level operating profit should not be considered an alternative to income from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The change in restaurant-level operating profit, both in amount and as a percent of restaurant revenue from 2001 to 2002, is attributable to the increase in revenue from new units. Other changes in costs and expenses as discussed previously also contributed to the change in restaurant-level operating profit.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative ("G&A") expenses for the thirteen weeks ended March 31, 2002 were $1,770,000 or 8.3% of operating revenue, compared to $1,451,000 or 7.1% of operating revenue for the same period in 2001. The increase in general and administrative expenses reflects increased personnel at the corporate level to support restaurant and franchise growth.

INCOME FROM OPERATIONS

    Income from operations totaled $1,226,000 or 5.8% of operating revenue for the thirteen weeks ended March 31, 2002, compared to $648,000 or 3.2% of operating revenue in the corresponding period in 2001. The increase in income is primarily attributable to increased flow through restaurant operations, control of operating expenses and increased franchise royalty revenue and fees.

INTEREST INCOME

    Interest income was $70,000 or 0.3% of operating revenue for the thirteen weeks ended March 31, 2002. For the same period in 2001, interest income was $25,000 or 0.1% of operating revenue. The increase in interest income from 2001 to 2002 is primarily due to increased interest earned from cash on hand, as well as interest earned on notes receivable to the Company.

INTEREST EXPENSE

    Interest expense was $390,000, or 1.8% of operating revenue for the thirteen weeks ended March 31, 2002. For the same period in 2001, interest expense was $361,000, or 1.8% of operating revenue. The increase dollar s of expense is primarily due to increased borrowings.

GAIN ON SALE OF PROPERTY AND OTHER INCOME

    During the thirteen week period ended March 31, 2002, the Company recorded a gain on sale of property and other income, net, of $811,000, or 3.8% of operating revenue. This compares to $84,000, or 0.4% of operating revenue, for the same period in 2001. Approximately $793,000 of the gain in 2002 is attributable to the sale of three of our restaurants to a franchisee in Wisconsin. Other income of $40,000 is made up of our management fees and equipment rental fees to FUMUME, LLC. These income totals are offset by losses on disposals of various property.

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

    In the quarter ended March 31, 2002, the Company recorded 100% of the cash losses of ($428,000), or (2.0%) of operating revenue. Management is focused on additional training and cost controls to enhance profitability at these sites.

INCOME TAX PROVISION

    For the quarter ended March 31, 2002, the Company recorded an income tax provision of $498,000, or approximately 39% of income before taxes.

NET INCOME/DILUTED NET INCOME PER COMMON SHARE

    The net income for the thirteen weeks ended March 31, 2002 was $791,000 or $.07 per share on approximately 11,220,000 weighted average diluted shares outstanding, compared to $396,000 or $.04 per share on approximately 9,464,000 weighted average shares outstanding during the comparable period in 2001. If net income had been reported fully taxed in both years, earnings per share for the first quarter of 2002 and 2001 would have been $.07 and $.02, respectively. The increase in net income and net income per share is attributable to increased income from restaurant and franchise operations and an emphasis on controlled expenses, but is offset by an increase in the number of shares outstanding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    During the thirteen weeks ending March 31, 2002, our balance of cash and cash equivalents increased by $3,433,000 to approximately $10,831,000 from the December 30, 2001 balance. The primary sources of cash were cash from operations, proceeds from the sale of three restaurants to a franchisee, and cash from financing activities, while the primary uses of cash were the purchases of property, equipment and leasehold improvements (approximately $1.5 million), and payments on long term debt and capital leases (approximately $755,000).

    We were party to a credit agreement with a financial corporation that provided up to $4,500,000 of borrowing capability to us. This facility was secured by certain of our property, and in addition was guaranteed by and partially secured by the Chairman of the Company, David Anderson. This credit agreement was paid off in January 2002.

    During the quarter ended March 31, 2002, approximately $45,000 of new capital leases was added for new catering vans. The leases outstanding under these new agreements bear interest at rates of 5.9% and expire in March 2005. Monthly payments on these new agreements are approximately $1,400.

    To continue our expansion, we anticipate that additional financing will likely be required during the next twelve months. Any proceeds from financing will be used to purchase real estate and develop company-owned restaurants. We believe that future development and expansion will be funded or financed primarily through cash and short-term investments currently held and proceeds from forms of financing such as mortgages or other credit facilities. However, there can be no assurance that additional financing required for expansion will be available on terms acceptable or favorable to us.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CRITICAL ACCOUNTING POLICIES

    Our significant accounting policies are described in Note One and Note Six to the consolidated financial statements included in our annual report for the year ended December 30, 2001. The accounting policies used in preparing our interim 2002 consolidated condensed financial statements are the same as those described in our annual report.

    Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) property, equipment and leasehold improvements impairments; (b) initial franchise revenues; (c) investment in unconsolidated affiliate. The evaluation of long-lived assets for impairment involves management judgment in estimating future cash flows related to and fair values of such assets. Initial franchise revenues are recognized when the Company has performed substantially all of its obligations as franchisor. Management records the investment in unconsolidated affiliate on the equity method based on the Company's net loss obligation (100% of the cash loss).


SEASONALITY

    Our units typically generate higher revenues during the second and third quarters (spring and summer months) than in the first and fourth quarters (fall and winter months) as a result of seasonal traffic increases experienced during the summer months, and possible adverse weather that can disrupt customer and employee transportation to our restaurants during the winter months.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: our ability expand into new markets; our ability to execute our expansion strategy; changes in business strategy or development plans; availability and terms of capital; changes in costs of food, labor, and employee benefits; changes in government regulations; competition; availability of locations and terms of sites for restaurant development; development and operating costs; advertising and promotional efforts; brand awareness. For further information regarding these and other factors, see our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



ITEM 3.

MARKET RISK SENSITIVITY

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

    The Company's primary exposure to market risk associated with changes in interest rates previously involved the Company's revolving line of credit with Associated Commercial Finance, Inc. (fka BNC Financial Corporation). Advances on this line were due on demand and accrued interest at the prime rate plus 4%, payable monthly. This revolving line of credit was paid in full and cancelled in January 2002.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    In March 2002, we issued 26,000 shares of our common stock to the individual shareholder of Great Seneca Restaurant, LLC, d/b/a Hunter's Restaurant & Pub, a Maryland limited liability company from which we purchased the assets comprising one restaurant in Gaithersburg, Maryland. We issued these shares in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the belief that the transaction did not involve any public offering. In connection with the issuance of these shares, on April 16, 2002, we filed a registration statement on Form S-3 covering the resale of the shares with the Securities and Exchange Commission. The registration statement, SEC File No. 333-86358, was declared effective by the SEC on April 22, 2002. We will receive no proceeds from any sale of our common stock by the selling shareholder under the registration statement.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  None.

          (b)     Reports on Form 8-K

                  None.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FAMOUS DAVE'S OF AMERICA, INC.


                                         /s/ Martin J. O'Dowd
                                         ---------------------------------------
                                         Martin J. O'Dowd
                                         President and Chief Executive Officer



                                         /s/ Kenneth J Stanecki
                                         ---------------------------------------
                                         Kenneth J. Stanecki
                                         Chief Financial Officer






Date:  May 7, 2002