Form 10-Q
period 2002-06-30
FAMOUS DAVES OF AMERICA INC
filed 2002-08-14
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

| | Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                    8091 Wallace Road, Eden Prairie, MN 55344
                    (Address of Principal Executive Offices)

                                 (952) 294-1300
              (Registrant's Telephone Number, Including Area Code)

                   7357 Anagram Drive, Eden Prairie, MN 55344
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

      Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No | |

      At August 13, 2002 there were 11,385,375 shares of common stock, $.01 par value, outstanding.

      Transitional Small Business Disclosure Format (check one):

                                 Yes | | No |X|

                         FAMOUS DAVE'S OF AMERICA, INC.
                                  June 30, 2002

                                TABLE OF CONTENTS

                                                                                                   PAGE NO.

PART I     FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets -
               June 30, 2002 and December 30, 2001                                                     3

               Condensed Consolidated Statements of Operations -
               For the twenty-six weeks and thirteen weeks ended June 30,
               2002 and July 1, 2001                                                                   4

               Condensed Consolidated Statements of Cash Flows -
               For the twenty-six weeks ended June 30, 2002 and July 1, 2001                           5

               Notes to Condensed Consolidated Financial Statements                                    6

Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                      10
Item 3     Quantitative and Qualitative Disclosures About Market Risk                                 19

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                                          20
Item 4     Submission of Matters to a Vote of Security Holders                                        20
Item 6     Exhibits and Reports on Form 8-K                                                           20

           SIGNATURES AND CERTIFICATION                                                               21

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               (UNAUDITED)      (AUDITED)
                                                                 JUNE 30,      DECEMBER 30,
                                                                   2002            2001
                                                               -----------     -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 10,770        $  7,398
  Accounts receivable, net                                            969           1,903
  Inventories                                                       1,628           1,441
  Prepaids and other current assets                                 1,422           1,273
                                                                 --------        --------
     Total current assets                                          14,789          12,015

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                49,487          46,940

OTHER ASSETS:
  Notes receivable, net of current portion                          1,098           1,146
  Deposits                                                            315             410
  Debt issuance costs, net                                            632             618
  Investment in and advances to unconsolidated affiliate            4,576           4,301
  Deferred tax asset                                                3,821           5,010
                                                                 --------        --------

TOTAL ASSETS                                                     $ 74,718        $ 70,440
                                                                 ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                 $      0        $    100
  Current portion of long-term debt                                   171             695
  Current portion of capital lease obligations                        837             865
  Accounts payable                                                  4,296           2,419
  Accrued payroll and related taxes                                 1,031           1,134
  Other current liabilities                                         1,762           2,096
                                                                 --------        --------
     Total current liabilities                                      8,097           7,309

LONG-TERM DEBT, NET OF CURRENT PORTION                              9,775           8,886
FINANCING LEASE OBLIGATION                                          4,500           4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                     778           1,193
DEFERRED RENT                                                       1,914           1,553
DEFERRED GAIN, NET OF CURRENT PORTION                                 292             310
                                                                 --------        --------
     Total liabilities                                             25,356          23,751
                                                                 --------        --------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
   11,384 and 11,180 shares issued and outstanding                    114             112
  Additional paid-in capital                                       53,504          52,693
  Accumulated deficit                                              (4,256)         (6,116)
                                                                 --------        --------
     Total shareholders' equity                                    49,362          46,689
                                                                 --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 74,718        $ 70,440
                                                                 ========        ========

     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARES OUTSTANDING)
                                   (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED                  TWENTY SIX WEEKS ENDED
                                                           --------------------------------        --------------------------------
                                                             JUNE 30,             JULY 1,             JUNE 30,            JULY 1,
                                                               2002                2001                2002                2001
                                                           ------------        ------------        ------------        ------------
REVENUES                                                   $     24,207        $     22,848        $     45,413        $     43,317
                                                           ------------        ------------        ------------        ------------
COSTS AND EXPENSES:
  Food and beverage costs                                         7,194               7,026              13,875              13,471
  Labor and benefits                                              6,361               6,061              12,158              11,797
  Operating expenses                                              5,148               5,061               9,738               9,873
  Depreciation and amortization                                   1,146               1,091               2,276               2,174
  Pre-opening expenses                                              318                  33                 330                 326
  General and administrative                                      2,020               1,623               3,790               3,075
                                                           ------------        ------------        ------------        ------------
     Total costs and expenses                                    22,187              20,895              42,167              40,716
                                                           ------------        ------------        ------------        ------------

INCOME FROM OPERATIONS                                            2,020               1,953               3,246               2,601
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE):
  Interest income                                                   137                  29                 207                  54
  Interest expense                                                 (361)               (411)               (751)               (773)
  Gain on sale of property and equipment                              2                   9                 772                 104
  Other income                                                       84                  33                 123                  23
  Equity in loss of unconsolidated affiliate                       (120)               (193)               (548)               (193)
                                                           ------------        ------------        ------------        ------------
     Total other income (expense)                                  (258)               (533)               (197)               (785)
                                                           ------------        ------------        ------------        ------------

INCOME BEFORE INCOME TAXES                                        1,762               1,420               3,049               1,816

INCOME TAX EXPENSE                                                 (691)                  0              (1,189)                  0
                                                           ------------        ------------        ------------        ------------

NET INCOME                                                 $      1,071        $      1,420        $      1,860        $      1,816
                                                           ============        ============        ============        ============

BASIC NET INCOME PER COMMON SHARE                          $       0.09        $       0.15        $       0.16        $       0.19
                                                           ============        ============        ============        ============

DILUTED NET INCOME PER COMMON SHARE                        $       0.09        $       0.13        $       0.16        $       0.17
                                                           ============        ============        ============        ============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC          11,348,107           9,686,422          11,283,920           9,575,159
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED         11,998,155          10,937,755          11,964,679          10,602,118
                                                           ============        ============        ============        ============

     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     TWENTY SIX WEEKS ENDED
                                                                                 JUNE 30, 2002      JULY 1, 2001
                                                                                 -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  1,860        $ 1,816
  Adjustments to reconcile net income to cash flows from operating activities
    Depreciation and amortization                                                       2,276          2,174
    Amortization of debt issuance costs                                                    27              0
    Loss (gain) on disposal of property                                                  (772)           104
    Deferred Tax Asset                                                                  1,189              0
    Deferred Rent                                                                         427            244
    Equity in loss of unconsolidated affiliate                                            548            193
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                             405           (134)
     Inventories                                                                         (283)           (49)
     Prepaids and other current assets                                                   (122)          (139)
     Deposits                                                                              95            350
     Accounts payable                                                                   1,847           (110)
     Accrued payroll and related taxes                                                   (103)          (600)
     Other current liabilities                                                           (334)          (290)
                                                                                     --------        -------
      Cash flows from operating activities                                              7,060          3,559
                                                                                     --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment, and leasehold improvements                 2,983              0
  Purchases of property, equipment and leasehold improvements                          (5,318)        (2,971)
  Investment in unconsolidated affiliate                                                 (687)             0
  Repayments of advances from investment in unconsolidated affiliate                      392              0
  Payments received on notes receivable                                                   908             98
  Advances on notes receivable                                                           (887)             0
                                                                                     --------        -------
      Cash flows from investing activities                                             (2,609)        (2,873)
                                                                                     --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for debt issuance costs                                                          0            (15)
  Proceeds from capital lease obligations                                                   0            382
  Net advance (payments) on line of credit                                               (100)          (344)
  Payments on long-term debt                                                           (1,057)          (287)
  Payments on capital lease obligations                                                  (488)          (465)
  Proceeds from exercise of stock options and warrants                                    566            877
                                                                                     --------        -------
      Cash flows from financing activities                                             (1,079)           148
                                                                                     --------        -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   3,372            834

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          7,398          1,895
                                                                                     --------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 10,770        $ 2,729
                                                                                     ========        =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note receivable issued in connection with sale of assets                           $      0        $   145
                                                                                     ========        =======

   Stock options issued for debt issuance costs                                      $     41        $     0
                                                                                     ========        =======

   Equipment purchased under capital lease obligations                               $     45        $ 1,140
                                                                                     ========        =======

   Property and equipment exchanged for investment in unconsolidated affiliate       $      0        $ 2,665
                                                                                     ========        =======

   Common stock issued in connection with property acquired                          $    206        $     0
                                                                                     ========        =======

   Equipment purchased with notes payable                                            $  1,423        $     0
                                                                                     ========        =======

     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

(1) GENERAL

      Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") currently operates or franchises sixty-six restaurants under the name "Famous Dave's" throughout various regions of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked, off-the-grill favorites served in one of our two casual formats: a "northwoods" style lodge, or a nostalgic roadhouse "shack". We also operate one Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. As of June 30, 2002 we operated or franchised sixty-four restaurants with three additional company-owned and two franchised units in development. As of July 1, 2001 we operated or franchised forty-seven restaurants, with an additional two company-owned and two franchised units in development.

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

(3) IMPAIRMENT OF LONG-LIVED ASSET

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

(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operations.

      In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                                                Thirteen Weeks Ended        Twenty Six Weeks Ended
                                                June 30,      July 1,       June 30,       July 1,
                                                  2002         2001          2002          2001
NET INCOME PER SHARE - BASIC:
  Net income                                    $ 1,071       $ 1,420       $ 1,860       $ 1,816
  Weighted average shares - outstanding          11,348         9,686        11,284         9,575
  Net income per share - basic                  $   .09       $   .15       $   .16       $   .19

NET INCOME PER SHARE - DILUTED:
  Net income                                    $ 1,071       $ 1,420       $ 1,860       $ 1,816
  Weighted average shares outstanding            11,348         9,686        11,284         9,575
  Dilutive impact of common stock
    equivalents outstanding                         650         1,252           681         1,027
                                                -------       -------       -------       -------
  Weighted average shares and
    potential dilutive shares outstanding        11,998        10,938        11,965        10,602
  Net income per share - dilutive               $   .09       $   .13       $   .16       $   .17

      The Company uses the treasury stock method for calculating the dilutive effect of the stock options and warrants (using the average market price).

      Options to purchase 22,500 shares of common stock with a weighted average exercise price of $8.08 were outstanding at June 30, 2002, but were excluded from the computation of common share equivalents for the thirteen week diluted share calculation because their exercise prices were greater than the average market price of the common shares for that period. All options and warrants were dilutive for the thirteen week period ended July 1, 2001.

      Options and warrants to purchase 58,000 and 66,667 shares of common stock with a weighted average exercise price of $7.85 and $6.00 were outstanding at June 30, 2002 and July 1, 2001, respectively, but were excluded from the computation of common share equivalents for the twenty-six week diluted share calculation because their exercise prices were greater than the average market price of the common shares for that period.

(6) INCOME FROM FRANCHISEES

      As of June 30, 2002 we had twenty-seven franchise units in operation, six in Minnesota, six in Wisconsin, four in Illinois, two in Nebraska, and one each in Alabama, Indiana, South Dakota, Tennessee, Ohio, New Jersey, North Dakota, Kentucky and Georgia. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

(7) RELATED PARTY TRANSACTIONS

      S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. ("S&D"), is a company wholly owned by the Company's founding shareholder and Chairman. We lease the real estate for three of our units from S&D.

(8) INCOME TAXES

      At June 30, 2002, the Company had generated net operating losses of approximately $6.5 million, which, if not used, will begin to expire in 2011, and tax credit carryforwards of approximately $719,000, which, if not used, will also begin to expire in 2011. Future changes in ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

(9) NOTES PAYABLE

      In May 2002, a note payable was signed with GE Capital Franchise Finance Corporation for $1,485,321 to facilitate mortgage financing. The rate on the note is 8.83%, with an expiration date of August 2022. This note provided financing for our first Richmond, Virginia location, and is secured by the building, land, and fixtures at this property. This note replaced a preliminary note payable signed in October, 2001 for up to $1.6 million. This debt has been shown on our balance sheet since December 2001.

      In March 2002, a preliminary note payable was entered into with GE Capital Franchise Finance Corporation for $1.6 million to provide financing for our second Richmond, Virginia location. As of June 30, 2002, approximately $1.4 million had been advanced on that note via a disbursement agreement. We anticipate that note payable to be replaced by a final note payable for approximately $1.5 million during the third quarter of 2002. This note is secured by the building, land, and fixtures at this property.

(10) FINANCING LEASE OBLIGATIONS

      In March 1999, we completed a sale-leaseback transaction involving three of our existing units that provided proceeds of approximately $4.5 million. Under this financing we are obligated to make monthly payments of approximately $42,917 (which increases 4.04% every two years) for a minimum of twenty years.

(11) DEFERRED GAIN AND NOTE RECEIVABLE

      During the second quarter ended July 2, 2000, the Company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchises. The Company financed part of the sale price on each transaction with notes that bear interest at 9.6% and 12% and require monthly payments of principal and interest. The balance on these notes receivable was approximately $801,000 as of June 30, 2002. They are secured by equipment and mature through July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. The Company recorded a deferred gain on this sale and will recognize the gain over the term of the note receivable.

      Included in the notes receivable balance are several notes receivable with franchisees relating to the sale of assets. This information is detailed in the Company's Form 10-K for the fiscal year ended December 30, 2001. Total notes receivable as of June 30, 2002 were $1,262,000.

      Advances on notes receivable during the twenty-six week period ended June 30, 2002 represent advances to franchisees. They are offset by payments on notes receivable for a net effect of $21,000 of payments received during the twenty-six week period ended June 30, 2002.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

(12) COMMITMENTS AND CONTINGENCIES

      CONSTRUCTION AND DEVELOPMENT CONTRACTS

      In conjunction with our expansion activity, we enter into construction contracts from time to time. At June 30, 2002, we had commitments outstanding under two contracts for construction of restaurants in Lewisville, Texas and Mesquite, Texas. As of June 30, 2002, the balance remaining to be paid under these contracts was approximately $1,050,000.

      OTHER

      The LLC that owns the Chicago club (FUMUME, LLC) is responsible for the payment of the rent for the Chicago club; however, the Company remains liable under the lease with the landowner. The lease expires in 2008, and the future minimum rental payments are approximately $2,479,000 over the balance of the lease life.

(13) INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE

      The Company owns approximately 40% of the membership interest of FUMUME, LLC, a company that develops themed restaurants based on the entertainment artist Isaac Hayes.

      For the quarter ended June 30, 2002, the Company recorded equity in loss of unconsolidated affiliate based on the greater of 40% of the net loss (which is accounted for on the equity method of accounting) or 100% of the cash loss the Company is obligated to fund pursuant to the FUMUME operating agreement. For the quarter ended June 30, 2002, the Company recorded 100% of the cash loss of $120,000.

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

(14) SUBSEQUENT EVENT

      Two company-owned restaurants were sold to a new franchise group on July 1, 2002 for approximately $2.3 million. A deposit of $100,000 was received to secure this sale during the quarter ended June 30, 2002. The franchise group also signed an area development agreement to open an additional three restaurants over the next 36 months. We provided short term financing to the purchaser in the amount of $1.735 million, which we anticipate being paid off by the end of the third quarter of 2002. As part of the transaction, Famous Dave's provided approximately $452,000 in financing in the form of 60-month notes bearing interest at 9.5%. These promissory notes are secured by the leaseholds, furniture and equipment, and by the franchise agreement. In addition, the notes are guaranteed by the corporation that owns the franchise group entity.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

OVERVIEW

      The business of Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of June 30, 2002 we owned & operated or franchised 64 restaurants, with locations shown in the table below. We expect to open five to seven additional company-owned restaurants before the end of the fiscal year. In addition, we have signed development agreements representing commitments to develop an additional 95 franchised restaurants. We expect five to eight of these franchised restaurants to open before the end of the fiscal year.

                                 JUNE 30, 2002                                               JULY 1, 2001
                 ---------------------------------------------              -------------------------------------------------
                 COMPANY OWNED     FRANCHISED         TOTAL                 COMPANY OWNED        FRANCHISED          TOTAL
    STATE         RESTAURANTS     RESTAURANTS      RESTAURANTS               RESTAURANTS         RESTAURANTS      RESTAURANTS
    -----        -------------    -----------      -----------              ------------         -----------      -----------
Alabama                 0               1               1                          0                  0                0
Georgia                 0               1               1                          0                  0                0
Illinois                9               4               13                         6                  3                9
Indiana                 0               1               1                          0                  0                0
Iowa                    3               0               3                          3                  0                3
Kentucky                0               1               1                          0                  0                0
Maryland                5               0               5                          3                  0                3
Minnesota              12               6              18                         14                  4               18
Nebraska                1               2               3                          1                  1                2
New Jersey              0               1               1                          0                  0                0
North Dakota            0               1               1                          0                  0                0
Ohio                    0               1               1                          0                  0                0
South Dakota            0               1               1                          0                  1                1
Tennessee               0               1               1                          0                  0                0
Utah                    2               0               2                          2                  0                2
Virginia                5               0               5                          3                  0                3
Wisconsin               0               6               6                          3                  3                6
                  -----------     -----------      -----------               -----------         -----------      -----------
                       37              27              64                         35                 12               47

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Our restaurant level operating profit expressed as a percentage of restaurant revenues is as follows (this does not include any of our Franchise Royalty Income, Licensing Royalty Income, or Franchise Fee Income):

                                                    THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                                 JUNE 30,            JULY 1,         JUNE 30,          JULY 1,
                                                    2002               2001             2002             2001
                                                (UNAUDITED)        (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
RESTAURANT REVENUES                               100.0%             100.0%             100%             100%

UNIT-LEVEL COSTS AND EXPENSES
    Food and beverage costs                        31.5%              31.4%            32.0%            31.7%
    Labor and benefits                             27.8%              27.1%            28.0%            27.8%
    Operating expenses                             22.5%              22.7%            22.5%            23.2%
    Depreciation and amortization                   4.7%               4.6%             4.9%             4.8%
    Pre-opening expenses                            1.4%               0.1%             0.8%             0.8%
                                                  -----              -----             ----             ----
      Total costs and expenses                     87.9%              86.0%            88.2%            88.3%
                                                  -----              -----             ----             ----

RESTAURANT-LEVEL OPERATING PROFIT                  12.1%              14.0%            11.8%            11.7%
                                                  =====              =====             ====             ====

REVENUES:

      RESTAURANT REVENUES

      Restaurant revenue for the thirteen weeks ended June 30, 2002 was $22,870,000 compared to $22,344,000 for the same period in 2001, a 2.4%
increase. This increase is primarily due to an increase in comparable same store sales. For the twenty-six weeks ended June 30, 2002, restaurant revenue was $43,358,000 compared to $42,496,000 for the same period in 2001, a 2.0%
increase. This increase is due to an increase in comparable same store sales (.8% year over year), as well as to an increase in the number of operating weeks in 2002.

      During the year between July 1, 2001 and June 30, 2002, six new company stores were opened, while four company-owned restaurants were sold to franchisees. While the number of company stores increased by two, the number of operating weeks in the second quarter of 2002 was the same as for the second quarter of 2001. For the twenty-six week period ended June 30, 2002, the number of operating weeks increased over the same period in 2001.

      As of June 30, 2002, the Company had twenty-six restaurants that had been open for more than eighteen months and these restaurants reported increases in same store sales of approximately 1.9% in the thirteen weeks ended June 30, 2002, and approximately 0.8% for the twenty six weeks ended June 30, 2002.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OTHER REVENUE

      Other revenue for the Company consists of royalty revenues and franchise fees. Franchise revenues for the thirteen weeks ended June 30, 2002 were $1,253,000 compared to $421,000 for the thirteen weeks ended July 1, 2001, a 198% increase. For the twenty-six week period ended June 30, 2002, franchise revenues totaled $1,926,000 compared to $691,000 for the same period in 2001, a 179% increase. Franchise revenue includes both franchise royalty income and franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no additional material services are required by the Company. The increase in royalty revenues and franchise fees is primarily due to an increase in the number of Company franchisees and the units they have opened. The Company has twenty-seven franchises open at June 30, 2002, compared to twelve for the same period in 2001.

      The Company also receives licensing revenue based on sales of branded products including sauces, seasoning and prepared meats. For the thirteen weeks ended June 30, 2002 the licensing royalty income was $84,000, compared to $83,000 for the same period in 2001. For the twenty-six week period ended June 30, 2002 and July 1, 2001, the licensing royalty income was $129,000.

      The chart below shows a summary of revenues by type:

                                               THIRTEEN WEEKS ENDED:                   TWENTY-SIX WEEKS ENDED:
                                           JUNE 30,              JULY 1,            JUNE 30,             JULY 1,
                                             2002                 2001                2002                 2001
                                          (UNAUDITED)          (UNAUDITED)        (UNAUDITED)          (UNAUDITED)
REVENUE:
    Restaurant Revenues                      $22,870              $22,344            $43,358              $42,496
    Franchise Royalty Income                     758                  316              1,326                  551
    Franchise Fees                               495                  105                600                  140
    Licensing Royalty Income                      84                   83                129                  129
                                             -------              -------            -------              -------
      TOTAL REVENUES                         $24,207              $22,848            $45,413              $43,317
                                             =======              =======            =======              =======

FOOD AND BEVERAGE COSTS

      Food and beverage costs for the thirteen weeks ended June 30, 2002 were $7,194,000 or 31.5% of restaurant revenue, compared to $7,026,000 or 31.4% of restaurant revenue for the same period in 2001. For the twenty-six week period ended June 30, 2002, food and beverage costs were $13,875,000, or 32.0% of restaurant revenue, compared to $13,471,000 or 31.7% of restaurant revenue for the same period in 2001. The increase in food and beverage costs as a percent of restaurant revenue was due primarily to an increase in rib prices. The improvement in the second quarter is due to higher margin promotional products and favorable purchasing for other products. We expect to maintain this level of costs for the third quarter of 2002.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LABOR AND BENEFITS

      Labor and benefits for the thirteen weeks ended June 30, 2002 were $6,361,000 or 27.8% of restaurant revenue, compared to $6,061,000 or 27.1% of restaurant revenue for the same period in 2001. For the twenty-six week period ended June 30, 2002, labor and benefits were $12,158,000 or 28.0% of restaurant revenue, compared to $11,797,000 or 27.8% of restaurant revenue for the same period in 2001. This increase in labor and benefits as a percentage of restaurant revenue is primarily due to increased staffing for new restaurant openings. We expect to maintain this level of costs for the third quarter of 2002.

OPERATING EXPENSES

      For the thirteen weeks ended June 30, 2002, operating costs were $5,148,000 or 22.5% of restaurant revenue, compared to $5,061,000 or 22.7% of restaurant revenue for the same period in 2001. For the twenty-six week period ended June 30, 2002, operating costs were $9,738,000 or 22.5% of restaurant revenue, compared to $9,873,000 or 23.2% of restaurant revenue for the same period in 2001. The decrease in operating expense as a percent of restaurant revenue is due to the decrease in utility costs from a high in the first quarter of 2001, as well as to continued emphasis placed on cost reduction efforts.

DEPRECIATION AND AMORTIZATION

      Unit-level depreciation and amortization for the thirteen weeks ended June 30, 2002 was $1,080,000 or 4.7% of restaurant revenue compared to $1,035,000 or 4.6% of restaurant revenue during the same period in 2001. For the twenty-six week period ended June 30, 2002, unit-level depreciation and amortization was $2,144,000 or 4.9% of restaurant revenue, compared with $2,060,000 or 4.8% of restaurant revenue for the same period in 2001.

      Total company depreciation and amortization for the thirteen weeks ended June 30, 2002 was $1,146,000 or 5.0% of revenue compared to $1,091,000 or 4.8%
of revenue during the same period in 2001. For the twenty-six week period ended June 30, 2002, total company depreciation and amortization was $2,276,000 or 5.3% of restaurant revenue, compared with $2,174,000 or 5.0% of restaurant revenue for the same period in 2001. The increased dollar amount of depreciation expense is the result of new restaurants opened, offset by older restaurants sold during the four quarters subsequent to July 1, 2001.

PRE-OPENING EXPENSES

      Pre-opening expenses were $318,000 or 1.4% of restaurant revenue for the thirteen weeks ended June 30, 2002, compared to $33,000 or 0.1% of restaurant revenue during the same period in 2001. For the twenty-six week period ended June 30, 2002, pre-opening expenses were $330,000 or 0.8% of restaurant revenue, compared to $326,000 or 0.8% of restaurant revenue for the same period in 2001. Pre-opening expenses are charged to expense in the month that they are incurred. There were three new restaurant openings during the second quarter of 2002, and three opened year-to-date, compared to one new unit opened in the second quarter of 2001, and two opened in the first two quarters of 2001. Pre-opening costs will vary from location to location depending on a number of factors, including (but not limited to) the size and physical layout of each location; the cost of travel and lodging in different metropolitan areas; and the relative difficulty of the restaurant staffing and training process. The increase in pre-opening costs in 2002 over 2001, both in the quarter in year-to-date periods, is primarily due to a greater number of restaurants opened, as well as to expenses incurred for restaurant openings in progress at the end of the quarter.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTAURANT-LEVEL OPERATING PROFIT

      Restaurant-level operating profit represents income from restaurant operations before general and administrative expenses, and excludes licensing, royalty and fee income. Restaurant-level operating profit totaled $2,769,000 or 12.1% of restaurant revenue for the thirteen weeks ended June 30, 2002, compared to $3,131,000 or 14.0% of restaurant revenue in the corresponding period of 2001. For the twenty-six week period ended June 30, 2002, restaurant-level operating profit totaled $5,113,000 or 11.8% of restaurant revenue, compared to $4,972,000 or 11.7% of restaurant revenue. Although restaurant-level operating profit should not be considered an alternative to income from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The increase in restaurant-level operating profit for the year-to-date periods, both in amount and as a percent of restaurant revenue from 2001 to 2002, is attributable to the increase in revenue from new units. The decrease in restaurant level operating profit for the quarter, both in amount and as a percent of restaurant revenue from 2001 to 2002, is primarily attributable to larger pre-opening expenses in 2002 than in 2001 ($318,000 versus $33,000). Other changes in costs and expenses as discussed previously also contributed to the change in restaurant-level operating profit.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative ("G&A") expenses for the thirteen weeks ended June 30, 2002 were $2,020,000 or 8.3% of operating revenue, compared to $1,623,000 or 7.1% of operating revenue for the same period in 2001. For the twenty-six week period ended June 30, 2002 G & A expenses were $3,790,000 or 8.3% of operating revenue, compared to $3,075,000 or 7.1% of operating revenue for the same period in 2001. The increase in general and administrative expenses reflects increased personnel at the corporate level and increased recruiting and training costs to support restaurant and franchise growth.

INCOME FROM OPERATIONS

      Income from operations totaled $2,020,000 or 8.3% of operating revenue for the thirteen weeks ended June 30, 2002, compared to $1,953,000 or 8.5% of operating revenue in the corresponding period in 2001. For the twenty-six week period ended June 30, 2002, income from operations totaled $3,246,000 or 7.1% of operating revenue, compared to $2,601,000 or 6.0% of operating revenue in the same period in 2001. The increase in income is primarily attributable to increased flow through restaurant operations, control of operating expenses and increased franchise royalty revenue and fees without a significant change to costs and expenses.

INTEREST INCOME

      Interest income was $137,000 or 0.6% of operating revenue for the thirteen weeks ended June 30, 2002. For the same period in 2001, interest income was $29,000 or 0.1% of operating revenue. For the twenty-six week period ended June 30, 2002, interest income was $207,000 or 0.5% of operating revenue, compared to $54,000 for the same period in 2001. The increase in interest income from 2001 to 2002 is primarily due to increased interest earned from cash on hand, as well as interest earned on notes receivable to the Company.

INTEREST EXPENSE

      Interest expense was $361,000, or 1.5% of operating revenue for the thirteen weeks ended June 30, 2002. For the same period in 2001, interest expense was $411,000, or 1.8% of operating revenue. For the twenty-six week period ended June 30, 2002, interest expense was $751,000, or 1.7% of operating revenue, compared to $773,000, or 1.8% of operating revenue for the same period in 2001. The decrease in dollars of expense is primarily due to reduction of certain debt.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GAIN ON SALE OF PROPERTY AND EQUIPMENT, AND OTHER INCOME

      During the thirteen week period ended June 30, 2002, the Company recorded a gain on sale of property and other income, net, of $86,000, or 0.4% of operating revenue. This compares to $42,000, or 0.2% of operating revenue, for the same period in 2001. For the twenty-six week period ended June 30, 2002, the Company recorded a gain on sale of property and other income, net, of $895,000, or 2.0% of operating revenue, compared to $127,000 or 0.3% of operating revenue for the same period in 2001. Approximately $793,000 of the gain in 2002 is attributable to the sale of three of our restaurants to a franchisee in Wisconsin. Other income of $124,000 is made up of our management fees and equipment rental fees to FUMUME, LLC. These income totals are offset by losses on disposals of various property.

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

      In the quarter ended June 30, 2002, the Company recorded 100% of the cash losses of ($120,000), or (0.5%) of operating revenue, compared to ($193,000) or (0.8%) during the same period of 2001. This comparison period in 2001 only included five weeks of operating activity from this affiliate, as it was contributed to the affiliate effective June 1, 2001. This investment has not met our expectations. Management has seen an improvement in cash flow trends, however, and remains focused on additional training and cost controls to enhance profitability at these sites. We do not plan on opening any additional Isaac Hayes themed clubs or restaurants in the future, and continue to evaluate our options relative to this investment.

INCOME TAX PROVISION

      For the quarter ended June 30, 2002, the Company recorded an income tax provision of $691,000, or approximately 39% of income before taxes. For the twenty-six week period ended June 30, 2002, the income tax provision totals $1,189,000, or approximately 39% of income before taxes. The prior year periods had been reported untaxed due to a valuation allowance of deferred income tax assets.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME/DILUTED NET INCOME PER COMMON SHARE

      The net income for the thirteen weeks ended June 30, 2002 was $1,071,000 or $.09 per share on approximately 11,998,000 weighted average diluted shares outstanding, compared to $1,420,000 or $.13 per share on approximately 10,938,000 weighted average shares outstanding during the comparable period in 2001. If net income had been reported fully taxed in both years, earnings per share for the second quarter of 2002 and 2001 would have been $.09 and $.08, respectively. The increase in net income and net income per share is attributable to increased income from restaurant and franchise operations and an emphasis on controlled expenses, but is offset by an increase in the number of shares outstanding.

      The net income for the twenty-six weeks ended June 30, 2002 was $1,860,000 or $.16 per share on approximately 11,965,000 weighted average diluted shares outstanding, compared to $1,816,000 or $.17 per share on approximately 10,602,000 weighted average shares outstanding during the comparable period in 2001. If net income had been reported fully taxed in both years, earnings per share for the first two quarters of 2002 and 2001 would have been $.16 and $.10, respectively. The increase in net income and net income per share is attributable to increased income from restaurant and franchise operations and an emphasis on controlled expenses, but is offset by an increase in the number of shares outstanding

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      During the twenty-six weeks ending June 30, 2002, our balance of cash and cash equivalents increased by $3,372,000 to approximately $10,770,000 from the December 30, 2001 balance. The primary sources of cash were cash from operations, proceeds from the sale of three restaurants to a franchisee, while the primary uses of cash were the purchases of property, equipment and leasehold improvements (approximately $5.3 million), and payments on long-term debt and capital leases (approximately $1.6 million).

      The Company finalized a note payable with GE Capital Franchise Finance Corporation during the second quarter of 2002 for approximately $1.485 million. This note replaced a preliminary note payable dated October 2001, and financed the land and building for our first Richmond, Virginia location. The rate on this note is 8.83%, and payments required are $13,326 per month for a period of twenty years. In addition, the Company has entered into a preliminary note payable with GE Capital Franchise Finance Corporation to finance the second Richmond, Virginia location. The debt incurred as of June 30, 2002 is approximately $1.4 million, and we expect to close on that note during the third quarter of 2002.

      To continue our expansion, we anticipate that additional financing will likely be required during the next twelve months. Any proceeds from financing will be used to purchase real estate and develop company-owned restaurants. For the next twelve months, we believe that future development and expansion will be funded or financed primarily through cash and short-term investments currently held, and proceeds from forms of financing such as mortgages or other credit facilities. However, there can be no assurance that additional financing required for expansion will be available on terms acceptable or favorable to us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 22, 2002, the Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held.

(b) At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected.

(c)   At the Annual Meeting:

      (1) The nominees for directors as listed in the proxy statement were elected with the following vote:

                                  SHARES VOTED "FOR"         SHARES VOTED "WITHHELD"
                                  ------------------         -----------------------
David W. Anderson                          8,858,760                          29,006
Thomas J. Brosig                           8,857,290                          30,476
James W. Cox                               8,854,461                          33,305
K. Jeffrey Dahlberg                        8,854,420                          33,346
Richard L. Monfort                         8,856,635                          31,131
Martin J. O'Dowd                           8,179,765                         708,001

      (2) The Shareholders approved an amendment to the Company's 1995 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,950,000 shares to 2,350,000 shares. 6,957,140 votes were cast in favor of the amendment; 1,897,169 votes opposed and 33,457 votes abstained.

      (3) The Shareholders approved an amendment to the Company's 1998 Director Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 250,000 shares to 350,000 shares. 7,684,319 votes were cast in favor of the amendment; 1,165,777 votes opposed and 37,670 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1  1995 Stock Option and Compensation Plan (as amended through May 22,
            2002).

      10.2  1997 Employee Stock Option Plan (as amended through May 22, 2002).

      10.3  1998 Director Stock Option Plan (as amended through May 22, 2002).

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

                                          FAMOUS DAVE'S OF AMERICA, INC.


                                          /s/ Martin J. O'Dowd
                                          ---------------------
                                          Martin J. O'Dowd
                                          President and Chief Executive Officer


                                          /s/ Kenneth J Stanecki
                                          ------------------------
                                          Kenneth J. Stanecki
                                          Chief Financial Officer

Pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of registrant that (a) the Quarterly Report of the registrant on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that (b) the information contained in such report fairly presents, in all material respects, the financial condition of the registrant at the end of such period and the results of operations of the registrant for such period.


                                          /s/ Martin J. O'Dowd
                                          ---------------------
                                          Martin J. O'Dowd
                                          President and Chief Executive Officer


                                          /s/ Kenneth J Stanecki
                                          ------------------------
                                          Kenneth J. Stanecki
                                          Chief Financial Officer

Date:  August 14, 2002