Form 10-Q
period 2002-09-30
FAMOUS DAVES OF AMERICA INC
filed 2002-11-14
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 29, 2002

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

                                 Yes [X] No [ ]

      At November 12, 2002 there were 11,385,375 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                         FAMOUS DAVE'S OF AMERICA, INC.
                               September 29, 2002

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets -                         3
             September 29, 2002 and December 30, 2001

             Condensed Consolidated Statements of Operations -
             For the thirty-nine weeks and thirteen weeks ended
             September 29, 2002 and
             September 30, 2001                                              4

             Condensed Consolidated Statements of Cash Flows -
             For the thirty-nine weeks ended September 29, 2002
             and September 30, 2001                                          5

            Notes to Condensed Consolidated Financial Statements             6

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       10

Item 3    Quantitative and Qualitative Disclosures About Market Risk        19

Item 4    Controls and Procedures                                           19

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                 20

Item 6    Exhibits and Reports on Form 8-K                                  20

          SIGNATURES                                                        21

          CERTIFICATIONS                                                    22

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 29, 2002 AND DECEMBER 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 (UNAUDITED)     (AUDITED)
                                                                SEPTEMBER 29,   DECEMBER 30,
                                                                    2002            2001
                                                                -------------   ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $  7,411        $  7,398
  Accounts receivable, net                                           1,536           1,374
  Inventories                                                        1,607           1,441
  Prepaids and other current assets                                  3,388           1,273
                                                                  --------        --------
     Total current assets                                           13,942          11,486

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                 50,059          46,940

Other assets:
  Notes receivable, net of current portion                           1,430           1,146
  Deposits                                                             358             410
  Debt issuance costs, net                                             643             618
  Investment in and advances to unconsolidated subsidiary                0           4,830
  Deferred tax assets                                                5,457           5,010
                                                                  --------        --------

TOTAL ASSETS                                                      $ 71,889        $ 70,440
                                                                  ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                  $      0        $    100
  Current portion of long-term debt                                    322             695
  Current portion of capital lease obligations                         732             865
  Accounts payable                                                   2,693           2,419
  Accrued payroll and related taxes                                    861           1,134
  Other current liabilities                                          1,960           2,096
                                                                  --------        --------
     Total current liabilities                                       6,568           7,309

LONG-TERM DEBT, NET OF CURRENT PORTION                              10,833           8,886
FINANCING LEASE OBLIGATION                                           4,500           4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                      892           1,193
DEFERRED RENT                                                        2,001           1,553
DEFERRED GAIN, NET OF CURRENT PORTION                                  283             310
                                                                  --------        --------
     Total liabilities                                              25,077          23,751
                                                                  --------        --------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
   11,388 and 11,180 shares issued and outstanding                     114             112
  Additional paid-in capital                                        53,514          52,693
  Accumulated deficit                                               (6,816)         (6,116)
                                                                  --------        --------
     Total shareholders' equity                                     46,812          46,689
                                                                  --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 71,889        $ 70,440
                                                                  ========        ========


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARES OUTSTANDING)
                                   (UNAUDITED)

                                                                     THIRTEEN WEEKS ENDED           THIRTY NINE WEEKS ENDED
                                                                 -----------------------------   -----------------------------
                                                                 SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                                     2002            2001            2002            2001
                                                                 -------------   -------------   -------------   -------------
REVENUES                                                         $     23,868    $     23,105    $     69,281    $     66,421
                                                                 ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Food and beverage costs                                               7,142           7,075          21,017          20,548
  Labor and benefits                                                    6,698           6,109          18,856          17,906
  Operating expenses                                                    5,160           4,866          14,898          14,738
  Depreciation and amortization                                         1,157           1,120           3,433           3,293
  Pre-opening expenses                                                    382             192             712             518
  General and administrative                                            2,127           1,717           5,917           4,791
                                                                 ------------    ------------    ------------    ------------
     Total costs and expenses                                          22,666          21,079          64,833          61,794
                                                                 ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                                  1,202           2,026           4,448           4,627
                                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                                         120              40             327              94
  Interest expense                                                       (333)           (396)         (1,084)         (1,169)
  Gain (loss) on sale of assets                                          (212)              8             560             112
  Other income (expense), net                                             (67)             28              56              51
  Equity in losses and impairment of                                   (4,906)           (403)         (5,454)           (596)
   investment in unconsolidated subsidiary
                                                                 ------------    ------------    ------------    ------------
     Total other income (expense)                                      (5,398)           (723)         (5,595)         (1,508)
                                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                      (4,196)          1,303          (1,147)          3,119

INCOME TAX BENEFIT                                                      1,636           3,192             447           3,192
                                                                 ------------    ------------    ------------    ------------

Net Income (Loss)                                                $     (2,560)   $      4,495    $       (700)   $      6,311
                                                                 ============    ============    ============    ============

BASIC NET INCOME (LOSS) PER COMMON SHARE                         $      (0.22)   $       0.45    $      (0.06)   $       0.65
                                                                 ============    ============    ============    ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE                       $      (0.22)   $       0.41    $      (0.06)   $       0.59
                                                                 ============    ============    ============    ============

       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC          11,386,000      10,021,000      11,318,000       9,724,000
                                                                 ============    ============    ============    ============

       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED        11,386,000      10,922,000      11,318,000      10,697,000
                                                                 ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             THIRTY NINE WEEKS ENDED

                                                                                           SEPTEMBER 29,   SEPTEMBER 30,
                                                                                               2002            2001
                                                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $   (700)       $  6,311
  Adjustments to reconcile net income (loss) to cash flows from operating activities
    Depreciation and amortization                                                               3,433           3,293
    Gain on sale of assets                                                                       (646)           (112)
    Deferred Tax Benefit                                                                         (448)         (3,195)
    Deferred Rent                                                                                 514               0
    Equity in loss of unconsolidated subsidiary                                                 5,454             596
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                                     200            (250)
     Inventories                                                                                 (338)            (15)
     Prepaids and other current assets                                                           (183)           (296)
     Deposits                                                                                      52             181
     Accounts payable                                                                             244            (441)
     Accrued payroll and related taxes                                                           (273)            (83)
     Other current liabilities                                                                   (137)           (143)
                                                                                             --------        --------
      Cash flows from operating activities                                                      7,172           5,846
                                                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment, and leasehold improvements                         3,083               0
  Purchases of property, equipment and leasehold improvements                                 (10,811)         (5,168)
  Investment in (advances to) unconsolidated subsidiary                                        (1,267)         (1,352)
  Repayments of advances from investment in unconsolidated subsidiary                             558               0
  Payments received on notes receivable                                                           943             122
  Advances on notes receivable                                                                   (887)              0
                                                                                             --------        --------
      Cash flows from investing activities                                                     (8,381)         (6,398)
                                                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for debt issuance costs                                                                (19)            (27)
  Proceeds from capital lease obligations                                                          35             976
  Net payments on line of credit                                                                 (100)           (344)
  Payments on long-term debt                                                                   (1,108)           (458)
  Payments on capital lease obligations                                                          (744)           (718)
  Proceeds from debt obligations                                                                2,582               0
  Proceeds from exercise of stock options and warrants                                            576           2,104
                                                                                             --------        --------
      Cash flows from financing activities                                                      1,222           1,533
                                                                                             --------        --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                              13             981

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  7,398           1,895
                                                                                             --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $  7,411        $  2,876
                                                                                             ========        ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note receivable issued in connection with sale of assets                                   $  2,187        $    145
                                                                                             ========        ========
   Stock options issued for debt issuance costs                                              $     41        $      0
                                                                                             ========        ========
   Equipment purchased under capital lease obligations                                       $     45        $  2,294
                                                                                             ========        ========
   Property and equipment exchanged for investment in unconsolidated subsidiary              $      0        $  2,665
                                                                                             ========        ========
   Common stock issued in connection with property acquired                                  $    206        $      0
                                                                                             ========        ========


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)

(1)   GENERAL

      Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") currently operates or franchises sixty-nine restaurants under the name "Famous Dave's" throughout various regions of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked, off-the-grill favorites served in one of our two casual formats: a "northwoods" style lodge, or a nostalgic roadhouse "shack". We also operate one Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. At September 29, 2002, there were two additional company-owned and four franchised restaurants in development. As of September 30, 2001 we operated or franchised fifty restaurants, with one additional company-owned and six franchised units in development.

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

(3)   IMPAIRMENT OF LONG-LIVED ASSETS

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)

(5)   NET INCOME (LOSS) PER SHARE OF COMMON STOCK

      Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the reporting period. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and common share equivalents, when dilutive, for the reporting period. Following is a table (in thousands, except per share data) of a reconciliation of basic and diluted net income (loss) per common share:

                                                      Thirteen Weeks Ended            Thirty Nine Weeks Ended

                                                 September 29,    September 30,   September 29,    September 30,
                                                     2002             2001            2002             2001
NET INCOME (LOSS) PER SHARE - BASIC:
  Net income (loss)                                $ (2,560)        $  4,495        $   (700)        $  6,311
  Weighted average shares - outstanding              11,386           10,021          11,318            9,724
  Net income (loss) per share - basic              $   (.22)        $    .45        $   (.06)        $    .65

NET INCOME (LOSS) PER SHARE -DILUTED:
  Net income (loss)                                $ (2,560)        $  4,495        $   (700)        $  6,311
  Weighted average shares outstanding                11,386           10,021          11,318            9,724
  Dilutive impact of common stock
    equivalents outstanding                                              901                              973
                                                   --------         --------        --------         --------
  Weighted average shares and                        11,386           10,922          11,318           10,697
    potential dilutive shares outstanding
  Net income (loss) per share - dilutive           $   (.22)        $    .41        $   (.06)        $    .59

      The Company uses the treasury stock method for calculating the dilutive effect of the stock options and warrants (using the average market price).

      If we had achieved positive net income, common share equivalents of 615,000 and 630,000 would have been included in the calculation of diluted income per share. Options to purchase 378,000 shares of common stock with a weighted average exercise price of $6.92 were outstanding at September 29, 2002, but would have been excluded from the computation of common share equivalents for the thirteen week diluted share calculation because their exercise prices were greater than the average market price of the common shares for that period. All options and warrants would have been dilutive for the thirteen week period ended September 29, 2002.

      Options to purchase 108,000 shares of common stock with a weighted average exercise price of $7.71 were outstanding at September 29, 2002 but would have been excluded from the computation of common share equivalents for the thirty-nine week diluted share calculation because their exercise prices were greater than the average market price of the common shares for that period.

(6)   INCOME FROM FRANCHISEES

      As of September 29, 2002 we had thirty-one franchise units in operation, six in Minnesota, six in Wisconsin, four in Illinois, three in Nebraska, two in Utah and one each in Alabama, Indiana, Iowa, South Dakota, Tennessee, Ohio, New Jersey, North Dakota, Kentucky and Georgia. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)

(7)   RELATED PARTY TRANSACTIONS

      S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. ("S&D"), is a company wholly owned by the Company's founding shareholder and Chairman. We lease the real estate for three of our units from S&D. These leases have been in place since 1996 and we consider the terms to be at market rates.

(8)   INCOME TAXES

      At September 29, 2002, the Company had generated net operating losses of approximately $6.8 million, which, if not used, will begin to expire in 2011, and tax credit carry forwards of approximately $719,000 which, if not used, will also begin to expire in 2011. Future changes in ownership of the Company may place limitations on the use of these net operating loss carry forwards. The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities.

(9)   NOTES PAYABLE

      In May 2002, a note payable was signed with GE Capital Franchise Finance Corporation for $1,485,321 to facilitate mortgage financing. The rate on the note is 8.83%, with an expiration date of June, 2022. This note provided financing for our first Richmond, Virginia location, and is secured by the building, land, and fixtures at this property. This note replaced a preliminary note payable signed in October 2001 for up to $1.6 million.

      In August 2002, a note payable was signed with GE Capital Franchise Finance Corporation for $1,493,490 to facilitate mortgage financing. The rate on the note is 8.75%, with an expiration date of August 2022. This note provided financing for our second Richmond, Virginia location, and is secured by the building, land, and fixtures at this property. This note replaced a preliminary note payable signed in March, 2002 for up to $1.6 million.

      In September 2002, a note payable was entered into with GE Capital Franchise Finance Corporation for $1,182,039 to provide financing for our restaurant in Mesquite, Texas. The variable interest rate on this note is the sum of 3.80% plus the one month London Interbank Offered Rate (LIBOR). This note is secured by the building, land, and fixtures at this property.

(10)  FINANCING LEASE OBLIGATIONS

      In March 1999, we completed a sale-leaseback transaction involving three of our existing units that provided proceeds of approximately $4.5 million. Under this financing we are obligated to make monthly payments of approximately $42,917 (which increases 4.04% every two years) for a minimum of twenty years.

(11)  DEFERRED GAIN AND NOTE RECEIVABLE

      During the second quarter ended July 2, 2000, the Company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchises. The Company financed part of the sale price on each transaction with notes that bear interest at 9.6% and 12% and require monthly payments of principal and interest. The balance on these notes receivable was approximately $787,000 as of September 29, 2002. They are secured by equipment and mature through July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. The Company recorded a deferred gain on this sale and will recognize the gain over the term of the note receivable.

      Included in the notes receivable balance are several notes receivable with franchisees relating to the sale of assets. This information is detailed in the Company's Form 10-K for the fiscal year ended December 30, 2001. Total notes receivable as of September 29, 2002 were $3,273,792.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)

      Advances on notes receivable during the thirty-nine week period ended September 29, 2002 represent advances to franchisees. They are offset by payments on notes receivable for a net effect of $56,000 of payments received during the thirty-nine period ended September 29, 2002.

(12)  COMMITMENTS AND CONTINGENCIES

      The LLC that owns the Chicago club (FUMUME, LLC) is responsible for the payment of the rent for the Chicago club; however, the Company remains liable under the lease with the landowner. The lease expires in 2008 and the future minimum rental payments are approximately $2,338,000 over the balance of the lease life.

(13)  INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARY

      The Company owns approximately 40% of the membership interest of FUMUME, LLC, a company that develops themed restaurants based on the entertainment artist Isaac Hayes.

      For the thirty-nine weeks ended September 29, 2002, the Company recorded equity in losses of an unconsolidated subsidiary based on the greater of 40% of the net loss (which is accounted for on the equity method of accounting) or 100% of the cash loss the Company is obligated to fund pursuant to the FUMUME operating agreement. For the thirty-nine weeks ended September 29, 2002, the Company recorded 100% of the cash loss of $827,000.

      We completed an evaluation of the profitability outlook for the LLC. Based on ongoing cash operating losses, we concluded that we would not be able to recover the carrying value of the investment. We, therefore, have recorded impairment losses totaling $4.8 million for the thirteen weeks ended September 29, 2002. $4.6 million of this impairment charge is included in losses and impairment in unconsolidated subsidiary with the remaining $163,000 included in other expenses.

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

(14)  SUBSEQUENT EVENT

      Two company-owned restaurants were sold to a new franchise group on July 1, 2002 for approximately $2.3 million. As part of this transaction, we provided approximately $452,000 in financing in the form of 60-month notes bearing interest at 9.5%. We also provided short term financing to the purchaser in the amount of $1.73 million. The $1.73 million note was paid in full by the franchisee on October 15, 2002.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

OVERVIEW

      The business of Famous Dave's of America, Inc. ("Famous Dave's" or the "Company") is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of September 29, 2002 we owned & operated or franchised 69 restaurants, with locations shown in the table below. We expect to open two additional company-owned restaurants before the end of the fiscal year. In addition, we have signed development agreements representing commitments to develop an additional 115 franchised restaurants. We expect four of these franchised restaurants to open before the end of the fiscal year.

                           SEPTEMBER 29, 2002                           SEPTEMBER 30, 2001
                 ---------------------------------------      ---------------------------------------

                   COMPANY                                     COMPANY
                    OWNED      FRANCHISED       TOTAL           OWNED       FRANCHISED       TOTAL
  STATE          RESTAURANTS   RESTAURANTS   RESTAURANTS      RESTAURANTS   RESTAURANTS   RESTAURANTS
  -----          -----------   -----------   -----------      -----------   -----------   -----------
Alabama                0            1             1                0             0            0
Georgia                0            1             1                0             1            1
Illinois               9            4            13                8             3           11
Indiana                0            1             1                0             0            0
Iowa                   3            1             4                3             0            3
Kentucky               0            1             1                0             0            0
Maryland               5            0             5                4             0            4
Minnesota             12            6            18               13             4           17
Nebraska               1            3             4                1             1            2
New Jersey             0            1             1                0             0            0
North Dakota           0            1             1                0             0            0
Ohio                   0            1             1                0             0            0
Oklahoma               1            0             1                0             0            0
South Dakota           0            1             1                0             1            1
Tennessee              0            1             1                0             0            0
Texas                  2            0             2                0             0            0
Utah                   0            2             2                2             0            2
Virginia               5            0             5                3             0            3
Wisconsin              0            6             6                3             3            6
                 -----------   -----------   -----------      -----------   -----------   -----------
                      38           31            69               37            13           50

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Our restaurant level operating profit expressed as a percentage of restaurant revenues is as follows: (this does not include any of our Franchise Royalty Income, Licensing Royalty Income, or Franchise Fee Income):

                                             THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                          SEPTEMBER 29,   SEPTEMBER 30,  SEPTEMBER 29,  SEPTEMBER 30,
                                              2002           2001           2002            2001
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)     (UNAUDITED)

RESTAURANT REVENUES                          100.0%         100.0%           100%           100%

UNIT-LEVEL COSTS AND EXPENSES
    Food and beverage costs                   31.7%          31.6%          31.9%          31.7%
    Labor and benefits                        29.7%          27.3%          28.6%          27.6%
    Operating expenses                        22.9%          21.7%          22.6%          22.7%
    Depreciation and amortization              4.8%           4.7%           5.2%           5.1%
    Pre-opening expenses                       1.7%           1.0%           1.1%           1.0%
                                             -----          -----          -----          -----
      Total costs and expenses                90.8%          86.3%          89.4%          88.1%
                                             -----          -----          -----          -----

RESTAURANT-LEVEL OPERATING PROFIT              9.2%          13.7%          10.6%          11.9%
                                             =====          =====          =====          =====

REVENUES:

      RESTAURANT REVENUES

      Restaurant revenue for the thirteen weeks ended September 29, 2002 was $22,554,000 compared to $22,393,000 for the same period in 2001, a 0.7%
increase. This increase is due to a higher number of operating weeks and a slight increase in restaurant average weekly volume. For the thirty-nine weeks ended September 29, 2002, restaurant revenue was $65,912,000 compared to $64,889,000 for the same period in 2001, a 1.6% increase. This increase is due to an increase in the number of operating weeks in 2002 and a slight increase in restaurant average weekly volume.

      During the year between September 30, 2001 and September 29, 2002, seven new company stores were opened, while six company-owned restaurants were sold to franchisees. There were 466.3 operating weeks in 2002 compared to 465 in 2001 for company operated restaurants. Year-to-date, there were 1,375 operating weeks in 2002 compared to 1,358 in 2001.

      As of September 29, 2002, the Company had twenty-seven restaurants that had been open for more than eighteen months and these restaurants reported decreases in same store sales of approximately 1.3% in the thirteen weeks ended September 29, 2002. For the thirty-nine weeks ended September 29, 2002, same store sales are flat.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER REVENUE

      Other revenue for the Company consists of royalty revenues and franchise fees. Franchise revenues for the thirteen weeks ended September 29, 2002 were $1,268,000 compared to $681,000 for the thirteen weeks ended September 30, 2001, a 86.2% increase. For the thirty-nine week period ended September 29, 2002, franchise revenues totaled $3,194,000 compared to $1,373,000 for the same period in 2001, a 132.6% increase. Franchise revenue includes both franchise royalty income and franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed and no additional material services are required by the Company. The increase in royalty revenues and franchise fees is primarily due to an increase in the number of franchisees and the restaurants they have opened. The Company had thirty-one franchise restaurants open at September 29, 2002, compared to thirteen at September 30, 2001. Average weekly volume for franchise restaurants was $50,013 for the 13 weeks ended September 29, 2002, a 5.7% increase over the third quarter of 2001. Year-to-date, average weekly volume at franchise restaurants was $49,036, a 4.7% increase over the same period in 2001.

      The Company also receives licensing revenue based on sales of branded products including sauces, seasoning and prepared meats. For the thirteen weeks ended September 29, 2002, the licensing royalty income was $45,000, compared to $31,000 for the same period in 2001. For the thirty-nine week period ended September 29, 2002, the licensing royalty income was $175,000, compared to $160,000 for the same period in 2001.

      The chart below shows a summary of revenues by type:

                                      THIRTEEN WEEKS ENDED:         THIRTY-NINE WEEKS ENDED:
                                  SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                      2002            2001            2002            2001
                                   (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUE:

    Restaurant Revenues              $22,554         $22,393         $65,912         $64,889

    Franchise Royalty Income             929             346           2,254             897

    Franchise Fees                       340             335             940             475

    Licensing Royalty Income              45              31             175             160
                                     -------         -------         -------         -------
      TOTAL REVENUES                 $23,868         $23,105         $69,281         $66,421
                                     =======         =======         =======         =======

FOOD AND BEVERAGE COSTS

      Food and beverage costs for the thirteen weeks ended September 29, 2002 were $7,142,000 or 31.7% of restaurant revenue, compared to $7,075,000 or 31.6% of restaurant revenue for the same period in 2001. For the thirty-nine week period ended September 29, 2002, food and beverage costs were $21,017,000, or 31.9% of restaurant revenue, compared to $20,548,000 or 31.7% of restaurant revenue for the same period in 2001. The increase in food and beverage costs as a percent of restaurant revenue was due primarily to an increase in rib prices offset by decreases in beef and chicken products. We renewed our pork contract during October 2002 at prices below the previous contract and, therefore, expect a slight improvement in food costs during the last month of this year and into 2003.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LABOR AND BENEFITS

      Labor and benefits for the thirteen weeks ended September 29, 2002 were $6,698,000 or 29.7% of restaurant revenue, compared to $6,109,000 or 27.3% of restaurant revenue for the same period in 2001. For the thirty-nine week period ended September 29, 2002, labor and benefits were $18,856,000 or 28.6% of restaurant revenue, compared to $17,906,000 or 27.6% of restaurant revenue for the same period in 2001. This increase in labor and benefits as a percentage of restaurant revenue is primarily due to increased staffing and inefficiencies at new restaurants and the related increase in benefits costs. We expect to maintain this level of costs for the fourth quarter of 2002.

OPERATING EXPENSES

      For the thirteen weeks ended September 29, 2002, operating costs were $5,160,000 or 22.9% of restaurant revenue, compared to $4,866,000 or 21.7% of restaurant revenue for the same period in 2001. For the thirty-nine week period ended September 29, 2002, operating costs were $14,898,000 or 22.6% of restaurant revenue, compared to $14,738,000 or 22.7% of restaurant revenue for the same period in 2001. The increase in operating expense as a percent of restaurant revenue were as a result of inefficiencies, especially at the newer restaurants.

DEPRECIATION AND AMORTIZATION

      Unit-level depreciation and amortization for the thirteen weeks ended September 29, 2002 was $1,082,000 or 4.8% of restaurant revenue compared to $1,060,000 or 4.7% of restaurant revenue during the same period in 2001. For the thirty-nine week period ended September 29, 2002, unit-level depreciation and amortization was $3,226,000 or 4.9% of restaurant revenue, compared with $3,119,000 or 4.9% of restaurant revenue for the same period in 2001.

      Total company depreciation and amortization for the thirteen weeks ended September 29, 2002 was $1,157,000 or 4.8% of revenue compared to $1,120,000 or 4.7% of revenue during the same period in 2001. For the thirty-nine week period ended September 29, 2002, total company depreciation and amortization was $3,433,000 or 5.2% of restaurant revenue, compared with $3,293,000 or 5.1% of restaurant revenue for the same period in 2001. The increased dollar amount of depreciation expense is the result of new restaurants opened, offset by older restaurants sold during the four quarters subsequent to July 1, 2001.

PRE-OPENING EXPENSES

      Pre-opening expenses were $382,000 or 1.7% of restaurant revenue for the thirteen weeks ended September 29, 2002, compared to $192,000 or 1.0% of restaurant revenue during the same period in 2001. For the thirty-nine week period ended September 29, 2002, pre-opening expenses were $712,000 or 1.1% of restaurant revenue, compared to $518,000 or 1.0% of restaurant revenue for the same period in 2001. Pre-opening expenses are charged to expense in the month that they are incurred. There were three new restaurant openings during the third quarter of 2002, and six opened year-to-date, compared to two new units opened in the third quarter of 2001, and five opened in the first three quarters of 2001. Pre-opening costs will vary from location to location depending on a number of factors, including (but not limited to) the size and physical layout of each location; the cost of travel and lodging in different metropolitan areas; and the relative difficulty of the restaurant staffing and training process. The increase in pre-opening costs in 2002 over 2001, both in the quarter in year-to-date periods, is primarily due to a greater number of restaurants opened, as well excess pre-openings expenses related to the delayed opening of our restaurant in Lewisville, Texas.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTAURANT-LEVEL OPERATING PROFIT

      Restaurant-level operating profit represents income from restaurant operations before general and administrative expenses, and excludes licensing, royalty and fee income. Restaurant-level operating profit totaled $2,015,000 or 9.2% of restaurant revenue for the thirteen weeks ended September 29, 2002, compared to $3,090,000 or 13.7% of restaurant revenue in the corresponding period of 2001. For the thirty-nine week period ended September 29, 2002, restaurant-level operating profit totaled $7,915,000 or 10.6% of restaurant revenue, compared to $8,060,000 or 11.9% of restaurant revenue. Although restaurant-level operating profit should not be considered an alternative to income from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The decrease in restaurant-level operating profit for the quarter and year-to-date periods, both in amount and as a percent of restaurant revenue from 2001 to 2002, is attributable to the increase in operating expenses as a percent of revenues, as outlined in the previous sections.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative ("G&A") expenses for the thirteen weeks ended September 29, 2002 were $2,127,000 or 8.9% of operating revenue, compared to $1,717,000 or 7.4% of operating revenue for the same period in 2001. For the thirty-nine week period ended September 29, 2002 G & A expenses were $5,917,000 or 8.5% of operating revenue, compared to $4,791,000 or 7.2% of operating revenue for the same period in 2001. The increase in general and administrative expenses reflects increased personnel at the corporate level and increased recruiting and training costs to support restaurant and franchise growth. G&A during the current quarter also included approximately $250,000 in legal expenses related to a lawsuit in Dallas.

INCOME FROM OPERATIONS

      Income from operations totaled $1,202,000 or 5.0% of operating revenue for the thirteen weeks ended September 29, 2002, compared to $2,026,000 or 8.8% of operating revenue in the corresponding period in 2001. For the thirty-nine week period ended September 29, 2002, income from operations totaled $4,448,000 or 6.4% of operating revenue, compared to $4,627,000 or 7.0% of operating revenue in the same period in 2001. The decrease in income is primarily attributable to an increase in operating expenses as outlined above.

INTEREST INCOME

      Interest income was $120,000 or 0.5% of operating revenue for the thirteen weeks ended September 29, 2002. For the same period in 2001, interest income was $40,000 or 0.2% of operating revenue. For the thirty-nine week period ended September 29, 2002, interest income was $327,000 or 0.5% of operating revenue, compared to $94,000 for the same period in 2001. The increase in interest income from 2001 to 2002 is primarily due to increased interest earned from cash on hand, as well as interest earned on notes receivable to the Company.

INTEREST EXPENSE

      Interest expense was $333,000, or 1.4% of operating revenue for the thirteen weeks ended September 29, 2002. For the same period in 2001, interest expense was $396,000, or 1.7% of operating revenue. For the thirty-nine week period ended September 29, 2002, interest expense was $1,084,000, or 1.6% of operating revenue, compared to $1,169,000, or 1.8% of operating revenue for the same period in 2001. The decrease in dollars of expense is primarily due to reduction of certain debt.

GAIN (LOSS) ON SALE OF ASSETS AND OTHER INCOME (EXPENSE)

      During the thirteen week period ended September 29, 2002, the Company recorded a loss on the sale of assets and other expenses, net, of $(279,000), or 1.2% of revenue. This compares to $36,000, or 0.2% of

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenue, for the same period in 2001. For the thirty-nine week period ended September 29, 2002, the Company recorded a gain on sale of assets and other income, net, of $616,000, or 0.9% of revenue, compared to $163,000 or 0.2% of operating revenue for the same period in 2001. The entire loss on sale of assets is attributable to the sale of two of our restaurants to a franchisee in Utah. Other expenses of $67,000 is made up of our management fees and equipment rental fees to FUMUME, LLC, offset by $163,000 in impairment charges related to the investment in unconsolidated subsidiary.

EQUITY IN LOSSES AND IMPAIRMENT OF INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

      In the quarter ended September 29, 2002, the Company recorded 100% of the cash losses of ($279,000), or (1.2%) of revenue, compared to ($403,000) or (1.7%) during the same period of 2001. We also recorded an impairment reserve of $4.8 million, of which $4,627,000 is included in this line. For the thirty-nine week period, the total loss of $5,454,000 includes $827,000 of operating losses compared to $596,000 during the same time period last year.

      The impairment charge reflects our conclusion that we will not be able to recover the carrying value of the investment in the unconsolidated subsidiary. We also remain contingently liable for the lease at the Chicago location and anticipate an additional charge of approximately $1.6 million related to this contingent liability by the end of the year. We are pursuing an exit from this partnership. As we evaluate an exit strategy from this investment, we remain liable for our obligations under the operating agreement.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAX PROVISION

      For the quarter ended September 29, 2002, the Company recorded an income tax benefit of $1,636,000, or approximately 39% of the loss before taxes. For the thirty-nine week period ended September 29, 2002, the income tax benefit totals $447,000, or approximately 39% of loss before taxes. During the thirteen weeks ended September 30, 2001, we reflected the full value of the deferred tax asset of $3.2 million. Previous to the thirteen weeks ended September 30, 2001, we had fully reserved the deferred tax assets due to the uncertainty of their use in future periods.

NET INCOME (LOSS) PER COMMON SHARE

      The net income (loss) for the thirteen weeks ended September 29, 2002 was $(2,560,000) or $(.22) per share on approximately 11,386,000 weighted average shares outstanding, compared to $4,495,000 or $.41 per share on approximately 10,922,000 weighted average diluted shares outstanding during the comparable period in 2001. The net loss for the thirty-nine weeks ended September 29, 2002 was $(700,000) or $(.06) per share on approximately 11,318,000 weighted average shares outstanding, compared to $6,311,000 or $.59 per share on approximately 10,697,000 weighted average dilutive shares outstanding during the comparable period in 2001. The decrease in net income (loss) per share is primarily a result of the impairment charge in the current year and the adjustment to the deferred tax asset in the prior year. It is also attributable to the increase in operating expenses as described in earlier paragraphs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      During the thirty-nine weeks ending September 29, 2002, our balance of cash and cash equivalents increased by $13,000 to approximately $7,411,000 from the December 30, 2001 balance. The primary sources of cash were cash from operations, proceeds from the sale of three restaurants to a franchisee, and proceeds from financing, while the primary uses of cash were the purchases of property, equipment and leasehold improvements (approximately $11.0 million), and payments on long-term debt and capital leases (approximately $1.9 million).

      The Company finalized two note payables with GE Capital Franchise Finance Corporation during the third quarter of 2002 for approximately $2.676 million. These notes financed the land and building for our Mesquite, Texas and our second Richmond, Virginia locations. The required payments are $9,420 and $13,321 per month for a period of fifteen and twenty years respectively.

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

      Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) property, equipment and leasehold improvements impairments; (b) initial franchise revenues; (c) investment in unconsolidated subsidiary. The evaluation of long-lived assets for impairment involves management judgment in estimating future cash flows related to and fair values of such assets. Initial franchise revenues are recognized when the Company has performed substantially all of its obligations as franchisor. Management records the investment in unconsolidated subsidiary on the equity method based on the Company's net loss obligation (100% of the cash loss).

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: our ability to expand into new markets; our ability to execute our expansion strategy; changes in business strategy or development plans; availability and terms of capital; changes in costs of food, labor, and employee benefits; changes in government regulations; competition; availability of locations and terms of sites for restaurant development; development and operating costs; advertising and promotional efforts; brand awareness. For further information regarding these and other factors, see our Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(C) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On August 19, 2002, the 44th district court of Texas issued a temporary restraining order against the Company in favor of Colter's Restaurants, a Dallas, Texas-based restaurant company. The restraining order enjoined Famous Dave's from operating, locating, and advertising restaurants in the Dallas market, excluding the restaurant that had opened in Mesquite, Texas. The order did delay the opening of the Famous Dave's restaurant in Lewisville, Texas.

      Famous Dave's had been in negotiations with Colter's Restaurants regarding the potential purchase, by Famous Dave's, of certain Colter's properties. The two sides were not able to reach an agreement on any transaction. In its lawsuit, Colter's claims that Famous Dave's used confidential information it had obtained during the negotiations in selecting its sites to compete against Colter's.

      On September 6, 2002, an agreed to Temporary Restraining Order was issued in favor of Colter's Restaurants against Famous Dave's. This order specifically allowed for the operations of the Famous Dave's restaurant in Mesquite, Texas and allowed the opening of the Famous Dave's restaurant in Lewisville, Texas, while enjoining the Company from operating, locating or advertising any additional restaurants in the Dallas market pending a September 20 hearing.

      On September 25, 2002, the 44th District Court of Texas denied Colter's Restaurants request for a temporary injunction, citing lack of sufficient evidence to support such a request. The effect is that Famous Dave's is, once again, allowed to operate, locate and advertise restaurants in the Dallas market. Other claims, however, are still pending against the Company. We do not believe that the remaining claims have any merit, although there can be no certainty that we will be successful in defending such claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1  1995 Stock Option and Compensation Plan (as amended through May 22,
            2002).

      10.2  1997 Employee Stock Option Plan (as amended through May 22, 2002).

      10.3  1998 Director Stock Option Plan (as amended through May 22, 2002).

      99.1  Certification from Chief Financial Officer and Chief Executive
            Officer

(b)   Reports on Form 8-K

On September 27, 2002, the Company filed a Current Report on Form 8-K dated September 26, 2002 to announce that it had dismissed Virchow Krause and Company, LLP as its independent accountants and that it had engaged Grant Thornton LLP to be its new independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FAMOUS DAVE'S OF AMERICA, INC.


November 13, 2002                          /s/ Martin J. O'Dowd
                                           --------------------
                                           Martin J. O'Dowd
                                           President and Chief Executive Officer

November 13, 2002                          /s/ Kenneth J Stanecki
                                           ----------------------
                                           Kenneth J. Stanecki
                                           Chief Financial Officer

                                 CERTIFICATIONS

I, Martin J. O'Dowd, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Famous Dave's of America, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respects to the period covered by this quarterly report.;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.;

      4. The registrant's other officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the filing of this quarterly report;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have identified in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002                   /s/ Martin J. O'Dowd
                                           --------------------
                                           Martin J. O'Dowd
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, Kenneth J. Stanecki, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Famous Dave's of America, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respects to the period covered by this quarterly report.;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.;

      4. The registrant's other officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the filing of this quarterly report;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have identified in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002                                 /s/ Kenneth J. Stanecki
                                                         -----------------------
                                                         Martin J. O'Dowd
                                                         Chief Financial Officer