Form 10-K
period 2002-12-29
FAMOUS DAVES OF AMERICA INC
filed 2003-03-28
CIK 1021270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002 OR

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ------------------- TO -------------------

                         COMMISSION FILE NUMBER: 0-21625

                         FAMOUS DAVE'S OF AMERICA, INC.
                                  (Registrant)

     MINNESOTA                                 41-1782300
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

     8091 WALLACE ROAD
     EDEN PRAIRIE, MN  55344
     (Address of principal executive offices)

                    Issuer's telephone number: (952) 294-1300

 Securities to be registered pursuant to Section 12(b) of the Exchange Act: None

   Securities to be registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12-b-2 of the Act).

                                 Yes [ ]   No[X]

The aggregate market value of Famous Dave's of America, Inc.'s Common Stock held by non-affiliates on June 30, 2002 (the last business day of Famous Dave's of America, Inc.'s most recently completed second fiscal quarter), based on the average bid and asked per share sales price of Famous Dave's of America, Inc.'s Common Stock on The NASDAQ National Market(SM) on June 28, 2002, was $74,965,984.

As of March 24, 2003 we had outstanding 11,400,795 shares of Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format:    Yes [ ]   No [X]

         Documents Incorporated by Reference: Portions of our Proxy Statement for our Annual Meeting of Shareholders to be conducted in June, 2003 (the "2003 Proxy Statement") are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2003 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 29, 2002.

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I

Item 1.           Business                                                                            3
Item 2.           Properties                                                                          9
Item 3.           Legal Proceedings                                                                  10
Item 4.           Submission of Matters to a Vote of Security Holders                                10

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters              11
Item 6.           Selected Financial Data                                                            12
Item 7.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                             13
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                         23
Item 8.           Consolidated Financial Statements                                                  23
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure                                                              23

PART III

Item 10.          Directors and Executive Officers of the Registrant                                 24
Item 11.          Executive Compensation                                                             24
Item 12.          Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters                                                   24
Item 13.          Certain Relationships and Related Transactions                                     24

PART IV

Item 14.          Controls and Procedures                                                            24
Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                    24
Item 16.          Principal Accountant's Fees                                                        24
SIGNATURES                                                                                           25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Famous Dave's of America, Inc. ("Famous Daves" or our "Company") was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 29, 2002, there were 73 "Famous Dave's" restaurants operating in 19 states. Included in this number were 40 company-operated restaurants and 33 franchise-operated restaurants. Six additional restaurants, three company and three franchise, were in development as of December 29, 2002.

         Famous Dave's was also a 40% participant in a joint venture to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. Pursuant to the agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. FUMUME, LLC opened its first location in Chicago, Illinois in June 2001 and opened its second location in Memphis, Tennessee in October 2001. Each location is structured as a separate Delaware limited liability company, each of which is wholly owned by FUMUME, LLC.

         On February 26, 2003, Famous Dave's completed a transaction in which it disposed of its 40% interest in FUMUME, LLC. As a result, our Company is no longer participating in any revenues or expenses of the clubs and does not have any obligation to fund operating losses at either club.

THE FAMOUS DAVE'S CONCEPT

         Famous Dave's restaurants, a majority of which offer full table service, feature hickory smoked off-the-grill meat entree favorites, served in one of our three casual formats: a "Northwoods" style lodge, a nostalgic roadhouse "shack," or a Blues Club featuring nightly musical entertainment. We seek to differentiate ourselves by providing high-quality food in these distinctive and comfortable environments.

Key elements of our concept include the following:

                  High Quality Food - Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill favorites such as flame-grilled St. Louis-style ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Enticing side items such as honey-buttered corn bread, potato salad, coleslaw, Shack Fries(TM) and Wilbur Beans(TM) accompany the broad entree selection. Homemade desserts, including Famous Dave's Bread Pudding and Hot Fudge Kahlua(TM) Brownies, are a specialty. To complement our smoked meat entree and appetizer items and to suit different customer tastes, Famous Dave's BBQ sauces come in six variations: Rich & Sassy(TM), Texas Pit(TM), Georgia Mustard(TM), Hot & Sassy(TM), Devil's Spit(TM) and Sweet and Zesty(TM). These sauces and a variety of prepared meats and seasonings are also distributed in retail grocery stores throughout the country under licensing agreements. We believe that our high quality food is a principal point of differentiation between Famous Dave's and other casual dining competitors and is a significant contributing factor to our level of repeat business.

                  Distinctive Environment - Decor and Music. In late 1997, we introduced the "Lodge" format which features decor reminiscent of a comfortable "Northwoods" hunting lodge with a full service dining room and bar. Our original theme, a nostalgic roadhouse shack ("Shack") is promoted by the abundant use of rustic antiques, items of Americana from the '30s and '40s and emphasizes a very casual experience with emphasis on value and speed of delivery. While initially the Shack format only offered counter service, fourteen Shacks have been opened as or converted to full service dining. In addition, we have developed a larger "Blues Club" format that features authentic Chicago Blues Club decor and live music seven nights a week. We currently operate one Blues Club in the Minneapolis market.

                  Broad-Based Appeal - We believe that our concept has broader appeal than many other restaurant concepts because it attracts customers of all ages and the menu offers a variety of items that appeal to many tastes. We believe that our distinctive concept, combined with our high-quality food, make Famous Dave's appealing to children, teenagers and adults of all ages.

OPERATING STRATEGY

Key elements of our operating strategy include the following:

                  Operational Simplicity - In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques. The menu focuses on a number of popular smoked meat barbecue entree items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs and the elimination of a need for highly compensated chefs. To enhance our appeal and expand our audience, we periodically add new menu items such as baby back ribs, BBQ salads, and other promotional products such as a smoked pork tenderloin entree, a pork tenderloin sandwich with a jalapeno bacon, and in select regions, the shore fish fry. As the menu broadens and food preparation techniques become more focused on meals prepared to order, increased training may be necessary in order to prepare our staff for increased levels of guest service.

                  Recruiting, Training and Retaining Employee - We believe that a key component of the success of our concept rests with the ability to hire, train and motivate qualified restaurant employees. We believe that by providing training, competitive compensation and opportunities for employee involvement and advancement, we encourage a sense of personal commitment from our employees. In 1997, we instituted Hog Heaven University, which augments our technical training with programs aimed at improving the personal development skills of our managers. We believe that our competitive compensation, employee involvement and streamlined operating system help enable us to attract and retain qualified restaurant managers and employees.

                  Take-out - Focus on Customer Convenience - We seek to provide our customers with maximum convenience by offering convenient take-out service and catering in addition to our lively and entertaining sit-down experience. We believe that Famous Dave's entrees and side dishes are viewed by guests as traditional American "picnic foods" that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. We believe the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive to customers. Approximately 25% of our restaurant revenues are derived from take-out and catering. Our restaurants have been designed specifically to accommodate a significant level of take-out sales, including a separate take-out counter.

                  Style of Service - A majority of our locations utilize a full-service style of serving guests that allows us to focus on caring behavior, precision service, and salesmanship.

                  Customer Satisfaction - We believe that we achieve a significant level of repeat business by providing high-quality food and efficient friendly service, in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the training and supervision of personnel and the establishment of and adherence to high standards of personnel performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant's food, service and design by providing children's menus, smaller-sized entrees at reduced prices and changing tables in restrooms.

                  Attractive Value-to-Price Relationship - Famous Dave's offers high quality food and distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5 to $19 resulting in an average check of approximately $13 during fiscal 2002.

EXPANSION STRATEGY

         We believe that the casual dining niche of the restaurant industry offers strong growth opportunities for us because this niche is highly fragmented. The key elements of our growth strategy include the following:

                  Targeted Expansion - We believe that there are significant growth opportunities for Famous Dave's restaurants throughout the United States. We generally intend to enter new markets in high profile, heavy traffic retail locations in order to build brand awareness. We currently plan to concentrate our expansion primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness and creating opportunities for operating, distribution and marketing efficiencies. In late 1997, we opened our first full service restaurant and currently anticipate using this format as our primary growth vehicle. Our goal is to open eight company-operated restaurants in fiscal 2003 and we plan to target our expansion in Georgia, Arkansas, Virginia, Kansas, Maryland, and Illinois. We intend to finance our development through the use of cash on hand, cash flow, and through forms of real estate related financing such as mortgages, sale-leaseback financing, build to suit arrangements, and other similar financing, although there can be no assurance, however, that any future financing will be available, or on terms acceptable to us.

                  Flexible Unit Formats - Because of variable unit formats, we believe we can tailor the Famous Dave's concept to a variety of markets, demographic areas and real estate locations. Management believes the flexibility in building size, type of construction and configuration, as well as a variable service structure permits locations in a variety of economic and demographic areas throughout different markets. Our primary development in the past year has been converting existing restaurant locations to Famous Dave's format, rather than building from the ground up.

FRANCHISE PROGRAM

         At December 29, 2002 there were 33 Famous Dave's franchise units in operation. Area development agreements representing commitments from franchisees to build an additional 118 restaurants were in place as of December 29, 2002 There can be no assurance, however, that these franchisees will fulfill these commitments. We continue to pursue an aggressive franchise program for our restaurants and anticipate that 20 to 22 additional franchise units will open during fiscal 2003

RESTAURANT OPERATIONS - MANAGEMENT AND EMPLOYEES

         Our company's ability to manage multiple, geographically diverse units will be central to our overall success. Our company's management team includes experienced personnel with extensive restaurant experience. At the unit level, we place specific emphasis on the position of general manager ("General Manager") and seek employees with significant restaurant experience and management expertise. We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and maintenance of facilities. We attempt to attract high quality, experienced restaurant management and personnel with competitive compensation and bonus programs.

         All General Managers must complete a seven week training program, during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New staff members participate in training under the close supervision of our management. We strive to instill enthusiasm and dedication in our employees and regularly solicit employee suggestions concerning our operations and endeavors in order to be responsive to employees' concerns. In addition, we have numerous programs designed to recognize and reward employees for superior performance. Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general each restaurant has approximately 40 to 60 employees.

PURCHASING

         At Famous Dave's, we strive to obtain consistent quality items at competitive prices from reliable sources. In order to maximize operating efficiencies and to provide the freshest ingredients for our food products while obtaining the lowest possible prices for the required quality, each unit's management team determines the daily quantities of food items needed and orders such quantities from major suppliers designated by us, which are then shipped directly to the restaurants. For company-owned restaurants, approximately 92% of the products used are obtained under a supply arrangement with a major foodservice distributor.

         Contract pricing accounts for approximately 85% of all of our food purchases. Contracts for various items are negotiated throughout the year and typically fix prices for twelve months. As a result of our negotiated purchase prices, the cost of these items, taken as a whole, were essentially flat from 2000 to 2001. In 2002, we experienced an increase in food costs due to an increase in our cost of ribs. Contracts negotiated for 2003, however, have resulted in more favorable pricing and we expect food costs, as a percent of restaurant revenues, to decrease slightly in 2003.

         We believe that our relationships with our distributors and food manufacturers are excellent, and anticipate no interruption in the supply of product delivered by any of these firms. In case of a supply disruption, however, we believe we could obtain competitive products and prices on short notice from a number of alternative suppliers.

MANAGEMENT INFORMATION SYSTEMS

         We have developed restaurant-level management information systems that include a computerized point-of-sale system which facilitates the movement of customer orders between the customer areas and kitchen operations, processes credit card transactions, and provides management with revenue and other key operating and financial information. We also use a time management system which tracks the time worked by each employee, allowing management to more effectively manage labor costs through better scheduling of employee work hours. In 2001 we installed a wide area network that allows us to automate data polling, daily sales and labor reporting, company-wide communications and file and form downloads. In 2002, a new enterprise management software was installed, allowing us to efficiently manage the restaurant databases from our corporate office.

         Our unit-level point-of-sale, time management and inventory management systems provide data for posting to our general ledger and to other accounting subsystems. The general ledger system provides various management reports comparing actual and budgeted results. The results are reported to and reviewed by management. Such reporting includes: (i) daily reports of revenues, (ii) daily labor reports, (iii) weekly reports of selected controllable unit expenses and (iv) detailed monthly reports of revenues and expenses. We continue to develop and implement new enhancements to our systems, and a number of new developments in communication, food and labor cost management and unit level efficiency are among the enhancements we are evaluating at the present time.

MARKETING AND PROMOTION

         Marketing and promotion for the owned and operated restaurants have relied primarily upon an extensive publicity effort, direct mail, and 4-walls/property line marketing. Our 2003 business plan calls for the expenditure of approximately 2.8% of restaurant revenues on marketing and advertising. In addition, we are also creating awareness in the Famous Dave's brand through partnerships that extend our BBQ sauces, seasonings and prepared entrees in retail outlets across the United States. In 2003, we will be implementing a comprehensive "To Go" branding and signage program. This program will enable Famous Dave's to capture a greater portion of the growing convenience and flexibility of the "take-out" market. The company's efforts will be implemented in all corporate owned and franchised units and feature signage and merchandising tools both inside and outside the restaurants. From the time a guest drives into the parking lot to the time they leave the restaurant, they will be reminded of Famous Dave's excellence in delivering the best BBQ "To Go".

TRADEMARKS

         Our company has received various trademarks and has applied for registration of additional service marks and intends to defend these marks. However, there can be no assurance that we will be granted trademark registration for pending applications or any or all of the proposed uses in our applications. In the event our additional marks are granted registration, there can be no assurance that we can protect such marks and designs against prior users in areas where we conduct operations. There is also no assurance that we will be able to prevent competitors from using the same or similar marks, concepts or appearance.

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

GOVERNMENT REGULATION

         Our company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Any difficulty or failure to obtain required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, any of which would adversely affect our operations. Restaurant operating costs are also affected by other government actions that are beyond our control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs, property and casualty insurance, and unemployment and other taxes. We are also subject to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated persons.

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

EMPLOYEES

         As of December 29, 2002 Famous Dave's had approximately 2,471 employees, of which approximately 36.4% were full-time. None of our employees are covered by a collective bargaining agreement. Management believes that our relationships with our employees are satisfactory.

ITEM 2.  PROPERTIES

The following table sets forth certain information about our existing company-owned restaurant locations as of December 29, 2002:

                                          SQUARE   INTERIOR   LAND OWNED
                   LOCATION               FOOTAGE   SEATS      OR LEASED         DATE OPENED
        ---------------------------       -------   -----      ---------         -----------
 1      Roseville, MN                      4,800     105        Leased          June 1996
 2      Calhoun Square (Minneapolis, MN)  10,500     380        Leased          September 1996
 3      Maple Grove, MN                    5,200     125        Owned*          April 1997
 4      Highland Park (St. Paul, MN)       5,200     125        Leased          June 1997
 5      Stillwater, MN                     5,200     130        Owned*          July 1997
 6      Apple Valley, MN                   3,800      90        Owned*          July 1997
 7      Forest Lake, MN                    4,500     100        Leased          October 1997
 8      Minnetonka, MN                     5,500     140        Leased          December 1997
 9      Plymouth, MN                       2,100      20        Leased          December 1997
10      West St. Paul, MN                  6,800     140        Leased          January 1998
11      West Des Moines, IA                5,500     150        Leased          April 1998
12      Des Moines, IA                     5,800     150        Leased          April 1998
13      Naperville, IL                     5,500     170        Leased          April 1998
14      Cedar Falls, IA                    5,400     130        Leased          September 1998
15      Bloomington, MN                    5,400     140        Leased          October 1998
16      Woodbury, MN                       5,900     180        Owned           October 1998
17      Lincoln, NE                        6,300     190        Owned           December 1999
18      Columbia, MD                       7,200     270        Leased          January 2000
19      Annapolis, MD                      7,000     210        Leased          January 2000
20      Frederick, MD                      5,600     180        Leased          January 2000
21      Woodbridge, VA                     5,600     190        Leased          January 2000
22      Vernon Hills, IL                   6,600     230        Leased          February 2000
23      Addison IL                         4,600     140        Owned           March 2000
24      Lombard, IL                        7,200     250        Leased          July 2000
25      North Riverside, IL                5,000     160        Leased          August 2000
26      Sterling, VA                       5,200     200        Leased          December 2000
27      Carpentersville, IL                6,000     227        Leased          February 2001
28      Streamwood, IL                     7,200     260        Leased          March 2001
29      Oakton, VA                         4,300     150        Leased          May 2001
30      Laurel, MD                         5,200     170        Leased          August 2001
31      Palatine, IL                       7,200     260        Leased          August 2001
32      Richmond I (Richmond, VA)          5,200     165        Owned           December 2001
33      Gaithersburg, MD                   4,800     170        Leased          May 2002
34      Lewisville, TX                     6,200     170        Leased          May 2002
35      Richmond II (Richmond, VA)         5,100     165        Owned           June 2002
36      Orland Park, IL                    5,000     165        Leased          June 2002
37      Mesquite, TX                       4,800     160        Owned           August 2002
38      Tulsa, OK                          4,900     180        Owned           September 2002
39      Marietta, GA                       7,200     230        Leased          December 2002
40      Alpharetta, GA                     5,400     190        Leased          December 2002

All seat count and square footage amounts are approximate

*Unit is collateral in a sale-leaseback financing

         The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed unit. Since January 2000, most of our restaurants have been converted from existing restaurant properties. Average approximate size and costs of a converted leased property and a converted purchased property have been 5,900 square feet and $1,110,000, and 5,000 square feet and $2,050,000, respectively. Of the new restaurant openings, since January 2000, only one was a newly constructed unit. Such development costs include land, building construction, fixtures, furniture and equipment, and pre-opening costs.

         There can be no assurances that units planned for 2003 and later will open when planned, or at all, due to the risks associated with the development of new units, such as governmental approvals, the availability of sites, and the availability of capital, many of which are beyond our control.

         Famous Dave's leased restaurant facilities are occupied under agreements with terms ranging from three to 15 years, excluding renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Our executive offices are located in approximately 18,000 square feet in Eden Prairie, Minnesota, under a lease expiring in 2006.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 29, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

         Our Company's common stock is traded on the NASDAQ National Market(SM) under the symbol DAVE. Our common stock was quoted on the NASDAQ SmallCap Market from November 5, 1996 through July 24, 1997 and on the NASDAQ National Market after July 24, 1997.

         The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on the NASDAQ National Market(SM):

     2001            HIGH       LOW
-----------          ----       ---
1st Quarter          5.00      3.03
2nd Quarter          9.67      3.63
3rd Quarter         11.59      6.70
4th Quarter          9.48      6.70

     2002             HIGH      LOW
-------------         ----      ---
1st Quarter          8.75      6.90
2nd Quarter          8.16      7.15
3rd Quarter          7.96      5.08
4th Quarter          5.35      2.97

         On March 24, 2003, the last reported sale price for the common stock was $3.76 per share. As of March 24, 2003, we had 437 record holders of common stock plus an estimated 7,300 additional beneficial shareholders.

         Famous Dave's Board of Directors has not declared any dividends on our common stock since its inception, and does not intend to pay out any cash dividends on our common stock in the foreseeable future. The Board of Directors presently intends to retain all earnings, if any, to finance the development and opening of additional units. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

         On August 22, 2000, we completed an acquisition from Cascade Restaurant, Inc., d/b/a Hunter's Restaurant & Pub of certain assets comprising one restaurant located in Sterling, Virginia. The purchase was completed in part through the issuance of 70,000 shares of our common stock valued at $3.35 per share to the shareholders of Cascade Restaurant, Inc. In connection with this issuance, our Company relied on the exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, based on our Company's belief that the transaction did not involve any public offering and each of the investors was "accredited" as defined in Rule 501(a) of Regulation D. We agreed to register the shares issued in connection with the acquisition. In connection with this issuance, we filed a registration statement on Form S-3, SEC File No. 333-48492, covering the resale of such shares with the Securities and Exchange Commission on October 24, 2000. The SEC declared this registration statement effective on November 3, 2000. Our Company received no proceeds from any sale of our Company's common stock by the selling shareholders under the registration statement.

         On October 12, 2000, we completed an acquisition of certain assets comprising two existing steakhouse restaurants from Santa Barbara Restaurant Group, Inc., which restaurants are located in the Salt Lake City, Utah suburbs of Midvale and Layton. The purchase was completed in part through the issuance of 125,000 shares of our common stock, valued at $3.50 per share, to Santa Barbara Restaurant Group, Inc. In connection with this issuance, our Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on our Company's belief that the transaction did not involve any public offering. We agreed to register the shares issued in connection with the acquisition. In connection with this issuance, we filed a registration statement on Form S-3, SEC File No. 333-48492, covering the resale of such shares with the Securities and Exchange Commission on October 24, 2000. The SEC declared this registration statement effective on November 3, 2000. Our Company received no proceeds from any sale of our Company's common stock by the selling shareholders under the registration statement.

         On December 1, 2000, we completed an acquisition from Hunter's Restaurant & Pub of certain assets comprising one restaurant located in Oakton, Virginia. The purchase was completed in part through the issuance of 19,000 shares of our common stock valued at $3.406 per share to the individual shareholder of Hunter's Restaurant and Pub. On December 4, 2000, we issued an additional 17,200 shares of our common stock to the individual shareholder of Cascade Restaurant, Inc., d/b/a Hunter's Restaurant & Pub, the corporation from which we purchased the assets comprising one restaurant in Sterling, Virginia on August 22, 2000. This common stock issuance was made in lieu of a $60,000 cash payment due in connection with the Sterling restaurant acquisition. For purposes of this issuance, the common stock was valued at $3.50 per share. In connection with both of these issuances, our Company relied on the exemptions from registration under Sections 4(2) and Section 4(6) of the Securities Act of 1933, as amended, based on our Company's belief that the transaction did not involve any public offering and the investor was "accredited" as defined in Rule 501(a) of Regulation D. We agreed to register the shares issued in connection with the acquisition. In connection with these issuances, we filed a registration statement on Form S-3, SEC File No. 333-54562, covering the resale of such shares with the Securities and Exchange Commission on January 29, 2001. Our Company received no proceeds from any sale of our Company's common stock by the selling shareholders under the registration statement.

         In July 2001, Famous Dave's Ribs of Maryland, Inc., a Minnesota corporation and our Company's wholly-owned subsidiary ("RIBS"), entered into an Asset Purchase Agreement with Great Seneca Restaurant, LLC, d/b/a Hunter's Restaurant & Pub and Naval K. Mehra to purchase certain assets used in connection with the restaurant located in Gaithersburg, Maryland. The purchase was completed in part through the issuance of 26,000 shares of our common stock valued at $7.95 per share to Mr. Mehra. In connection with this issuance, our Company relied on the exemptions from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, based on our Company's belief that the transaction did not involve any public offering and that the investor is "accredited." We agreed to register the shares issued in connection with the acquisition. In connection with this issuance, we filed a registration statement on Form S-3, SEC File No. 333-86358, covering the resale of such shares with the Securities and Exchange Commission on April 6, 2002. Our Company received no proceeds from any sale of our Company's common stock by the selling shareholders under the registration statement.

         On November 12, 2001, our Company issued 1,000,000 shares of common stock in a private equity placement to a limited number of institutional investors at a price of $6.00 per share, from which we received net cash proceeds after commissions and related expenses of $5,322,000. The proceeds are to be used primarily to develop new restaurants and for general corporate purposes. In connection with this issuance, our Company relied upon the exemptions from federal registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and specifically Rule 506 of Regulation D promulgated thereunder, based on our Company's belief that the transaction did not involve a public offering and each of the investors was "accredited" as defined in Rule 501(a) of Regulation D.

         In connection with the November 12, 2001 issuance, on November 16, 2001 we filed a registration statement on Form S-3 covering the resale of such shares with the Securities and Exchange Commission. This registration statement, SEC File No. 333-73504, was declared effective by the SEC on November 21, 2001. Our Company will receive no additional proceeds from the sale of our Company's common stock by the selling shareholders under this registration statement.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included in
Item 8 of this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

(IN THOUSANDS):

                                                                       For Fiscal Year Ending
                                              12/29/02           12/30/01     12/31/00       1/2/00            1/3/99
                                             -----------       ------------  -----------   -----------       ----------
Revenues, net                                $    90,820       $     87,673  $    70,160   $    47,629       $   40,781
Income (loss) from operations                      4,470              6,209        2,581        (6,223)          (4,977)
Income (loss) before income taxes                 (2,139)             4,108        2,112        (6,610)          (4,829)
Benefit from income taxes                          1,211              4,010            0             0                0
Net income (loss)                                   (928)(1)          8,118        2,112        (6,610)(1)       (4,829)(1)
Basic net income (loss) per common share            (.08)               .81          .23          (.75)            (.55)
Diluted net income (loss) per common share          (.08)               .75          .22          (.75)            (.55)

  (1) Net loss for years December 29, 2002, January 2, 2000, and January 3, 1999 includes an impairment loss of long-lived assets of approximately $4.8 million, $5.5 million and $1.6 million, respectively.

CONSOLIDATED BALANCE SHEET DATA

(IN THOUSANDS):

                                                                       For Fiscal Year Ending
                                              12/29/02           12/30/01     12/31/00       1/2/00            1/3/99
                                             -----------       ------------  -----------   -----------       ----------
Cash and cash equivalents                    $     9,473       $      7,398  $     1,895   $     1,712       $    1,951
Total assets                                      74,817             70,440       52,963        43,326           41,169
Current liabilities                                7,781              7,309        8,362        11,239            7,096
Long-term obligations, net of current
portion                                           19,744             16,442       14,540         5,077            1,000
Stockholders' equity                              47,292             46,689       30,061        27,010           33,073

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The business of Famous Dave's of America, Inc. is to develop, operate and/or franchise casual dining restaurants under the name "Famous Dave's". As of December 29, 2002, there were 73 Famous Dave's restaurants: 40 were company owned and operated, and 33 were franchised. The locations are summarized in the table below:

                 COMPANY OWNED     FRANCHISED        TOTAL
   STATE          RESTAURANTS      RESTAURANTS    RESTAURANTS
   -----          -----------      -----------    -----------
Alabama                0                1              1
Georgia                2                1              3
Illinois               9                4             13
Indiana                0                1              1
Iowa                   3                1              4
Kentucky               0                1              1
Maryland               5                0              5
Minnesota             12                6             18
Nebraska               1                4              5
New Jersey             0                1              1
North Dakota           0                1              1
Ohio                   0                1              1
Oklahoma               1                0              1
South Dakota           0                1              1
Tennessee              0                2              2
Texas                  2                0              2
Utah                   0                2              2
Virginia               5                0              5
Wisconsin              0                6              6
                      --               --             --
                      40               33             73

         Our Company's future additional revenues and profits will depend upon various factors, including additional market acceptance of the Famous Dave's concept, the quality of the restaurant operations, the ability to successfully expand into new markets, our ability to raise additional financing as required and general economic conditions. There can be no assurance we will successfully implement our expansion plans, in which case we will continue to be dependent on revenues from existing operations. We also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business. Furthermore, to the extent that our expansion strategy is successful, we must manage the transition to multiple-site and higher-volume operations, the control of overhead expenses and the addition and retention of necessary personnel.

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

         Our Company has elected a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal years 2000, 2001 and 2002 were all 52 week years. For 2003 and 2004, the fiscal year will be 52 and 53 weeks respectively.

         Our Company was formed in March 1994 and we opened our first restaurant in Minneapolis in June 1995.

OPERATING RESULTS

         Overall results of operations for the 52 weeks ended December 29, 2002 reflect the opening of eight new company-owned units during fiscal 2002. Our overall operating results for fiscal 2002, fiscal 2001, and fiscal 2000, expressed as a percentage of total revenue, were as follows:

                                                                   FISCAL YEARS ENDED
                                                                   ------------------
                                                      DECEMBER 29     DECEMBER 30    DECEMBER 31
                                                         2002            2001           2000
                                                         ----            ----           ----
Revenues                                                100.0%          100.0%         100.0%

Unit-Level Costs and Expenses:
  Food and Beverage Costs                                30.1            30.8           32.2
  Labor and Benefits                                     27.8            27.2           28.1
  Operating Expenses                                     22.0            21.9           22.2
  Depreciation and Amortization                           5.1             5.1            5.3
  Pre-opening Expenses                                    1.2             0.7            1.2
                                                        -----           -----          -----
     Total Costs and Expenses                            86.2            85.7             89
                                                        -----           -----          -----

Income from Unit-level Operations                        13.8            14.3           11.0

General and Administrative Expenses                       8.9             7.3            7.4
                                                        -----           -----          -----
Income from Operations                                    4.9             7.0            3.6

Interest and Other Income (Expense)                      (1.3)           (1.4)          (1.6)
Gain on Sale of Property                                  0.6             0.2            0.9
Loss from Investment in Unconsolidated Affiliate         (6.6)           (1.2)           0.0
                                                        -----           -----          -----
 Income (Loss) before Taxes                              (2.4)            4.6            2.9

Benefit from Income Tax                                   1.3             4.7            0.0
                                                        -----           -----          -----

Net Income(Loss)                                         (1.1)%           9.3%           2.9%
                                                        =====           =====          =====

A breakdown of our restaurant operating results were as follows (amounts in $000's):

                                                   FOR FISCAL YEAR ENDING 12/29/02
                                                   -------------------------------
                                            Restaurant Operations        Total Company
                                            ---------------------        -------------
                                                           % of                     % of
                                             Amount       Revenue     Amount       Revenue
                                             ------       -------     ------       -------
Revenue..............................        $86,378       100.0%     $90,820       100.0%

Unit-Level Costs and Expenses:
  Food and Beverage Costs............         27,355        31.7       27,355        30.1
  Labor and Benefits.................         25,252        29.2       25,252        27.8
  Operating Expenses.................         20,009        23.2       20,009        22.0
  Depreciation and Amortization......          4,358         5.0        4,630         5.1
  Pre-opening Expenses...............              0         0.0        1,040         1.2
                                             -------       -----      -------       -----
     Total Costs and Expenses........         76,974        89.1       78,286        86.2
                                             -------       -----      -------       -----

Income from Unit-level Operations....        $ 9,404        10.9%     $12,534        13.8%
                                             =======       =====      =======       =====

                                                   FOR FISCAL YEAR ENDING 12/30/01
                                                   -------------------------------
                                            Restaurant Operations        Total Company
                                            ---------------------        -------------
                                                           % of                     % of
                                             Amount       Revenue     Amount       Revenue
                                             ------       -------     ------       -------
Revenue..............................        $85,360       100.0%     $87,673       100.0%

Unit-Level Costs and Expenses:
  Food and Beverage Costs............         26,980        31.6       26,980        30.8
  Labor and Benefits.................         23,830        27.9       23,834        27.2
  Operating Expenses.................         19,158        22.4       19,158        21.9
  Depreciation and Amortization......          4,222         4.9        4,463         5.1
  Pre-opening Expenses...............              0         0.0          629         0.7
                                             -------       -----      -------       -----
     Total Costs and Expenses........         74,190        86.8       75,064        85.7
                                             -------       -----      -------       -----

Income from Unit-level Operations....        $11,170        13.2%     $12,609        14.3%
                                             =======       =====      =======       =====

                                                   FOR FISCAL YEAR ENDING 12/31/00
                                                   -------------------------------
                                            Restaurant Operations        Total Company
                                            ---------------------        -------------
                                                           % of                     % of
                                             Amount       Revenue     Amount       Revenue
                                             ------       -------     ------       -------
Revenue..............................        $69,192       100.0%     $70,160       100.0%

Unit-Level Costs and Expenses:
  Food and Beverage Costs............         22,611        32.7       22,611        32.2
  Labor and Benefits.................         19,686        28.5       19,686        28.1
  Operating Expenses.................         15,568        22.5       15,573        22.2
  Depreciation and Amortization......          3,479         5.0        3,694         5.3
  Pre-opening Expenses...............              0         0.0          850         1.2
                                             -------       -----      --- ---       -----
     Total Costs and Expenses........         61,344        88.7       62,414        89.0
                                             -------       -----      -------       -----

Income from Unit-level Operations....        $ 7,848        11.3%     $ 7,746        11.0%
                                             =======       =====      =======       =====

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

                  Total Revenues -- Our Company's total revenues were $90,820,000 for fiscal 2002, compared to $87,673,000 for fiscal 2001, a 3.6%
increase. This increase is due to additional restaurant openings, and increased franchising and royalty revenues. Each of these components is further discussed below.

                  Restaurant Revenue -- Restaurant revenue increased by $1,019,000 or 1.2% to $86,378,000 for the year ended December 29, 2002 from
$85,360,000 for the year ended December 30, 2001. The increase in revenue was due primarily to an additional eight restaurants opened during fiscal 2002, adding to the base of 37 restaurants open as of December 30, 2001 (approximately $4.6 million of additional revenue), the contribution of a full year of revenue from restaurants which were open for only part of 2001 (approximately $5.9 million of additional revenue) offset by the sale of five company restaurants to franchisees in three separate transactions (approximately $9.0 million less in revenues) and a decrease in revenue from restaurants open for all of both periods (approximately $0.5 million). Because of the fiscal 2002 restaurant openings, and expected additional restaurant openings in 2003, we anticipate revenue and operating costs and expenses to continue to increase during fiscal 2003. During fiscal 2002, we increased menu prices an average of 0.5%.

                  Other Revenue -- Other revenue for our Company consists of royalty revenues, franchise fees and initial franchise fees. Franchise revenues for fiscal 2002 were $4,232,000, a 100% increase when compared to $2,121,000 for the same period in 2001. Franchise revenue includes both franchise royalty income and initial franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees, which are recorded as revenue when an agreement is signed and no additional significant services are required by our Company. There were 33 franchise-operated restaurants open at December 29, 2002, compared to 19 at December 30, 2001.

                  Our Company also receives licensing royalties from a retail line of business, including sauces, seasonings and prepared meats. For fiscal year 2002, the licensing royalty income was $210,000, compared to $192,000 for the same period in 2001.

                  Same Store Sales -- It is our policy to include in our same store sales base restaurants that have been open more than 18 months. At the end of fiscal 2002, there were 28 restaurants included in this base. Same store sales for fiscal 2002 decreased approximately 0.3%, compared to fiscal 2001's increase of approximately 2.9%. We believe that the decrease in comparable sales is a result of a difficult economic environment during 2002.

                  Average Weekly Sales -- Average weekly volume for all of our company-operated restaurants was $46,101 during 2002 and $46,441 for franchise-operated restaurants. Average weekly volume for our company-operated restaurants was $46,430 during 2001 and $45,190 for franchise-operated restaurants.

                  Food and Beverage Costs -- Food and beverage costs for fiscal 2002 were $27,355,000 or 31.7% of restaurant revenue compared to $26,980,000 or 31.6% for fiscal 2001. An increase in the price of pork products earlier in 2002 was offset by decreases in other commodity costs, including beef and chicken. With lower pork prices already negotiated for the 2003 contract, we expect to see a slight decrease in food costs as a percent of restaurant revenues.

                  Labor and Benefits -- Labor and benefits were $25,252,000 or 29.2% of restaurant revenue in fiscal 2002 compared to $23,830,000 or 27.9% of restaurant revenue in fiscal 2001. The increase in labor and benefits as a percentage of restaurant revenue is primarily due to decreased efficiencies in scheduling and managing labor hours, increases in benefits costs and additional staffing in preparation for new restaurant openings. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to foodservers. The migration toward full service dining in most of our restaurants is part of our strategy for increasing unit-level revenue, but results in higher labor costs.

                  Operating Expenses -- Operating expenses for fiscal 2002 were $20,009,000 or 23.2% of restaurant revenue, compared to $19,158,000 or 22.4% of restaurant revenue for fiscal 2001. The dollar increase in operating expenses was related to the increased number of restaurants. The increase in operating expenses as a percent of restaurant revenue in fiscal 2002, compared to fiscal 2001, was primarily due to lower average restaurant revenues against slightly higher fixed costs.

                  Depreciation and Amortization -- Unit-level depreciation and amortization for fiscal 2002 was $4,358,000 or 5.0% of restaurant revenue, compared to $4,222,000 or 4.9% of restaurant revenue for fiscal 2001. Total company depreciation and amortization for fiscal 2002 was $4,630,000, or 5.1% of revenue, compared to $4,463,000 or 5.1% of revenue in fiscal 2001. The slight increase in depreciation and amortization, both at the unit level and for the total company, as a percent of revenue was due primarily to lower average weekly restaurant revenue in fiscal 2002. The increased dollar amount of depreciation expense is the result of construction costs of new units opened in fiscal 2002.

                  Income from Unit-level Operations -- Income from unit-level operations in fiscal 2002 totaled $12,534,000, or 13.8% of revenue, compared to $12,609,000 or 14.3% of revenue for fiscal 2001. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The decrease in income from unit-level operations from fiscal 2002 to fiscal 2001 was primarily attributable to the decrease in average weekly sales and an increase in operating costs of new units opened during fiscal 2002.

                  Pre-opening Expenses -- Pre-opening expenses were $1,040,000 for 2002 compared to $629,000 for fiscal 2001. These expenses reflect the opening and conversion of eight new restaurants in fiscal 2002 compared to six new restaurants in fiscal 2001.

                  General and Administrative Expenses -- General and administrative expenses totaled $8,064,000 or 8.9% of revenue in fiscal 2002 compared to $6,400,000 or 7.3% of revenue in fiscal 2001. The dollar increase reflects an increase in the corporate infrastructure to support recent restaurant growth.

                  Income From Operations -- Income from operations totaled $4,470,000 or 4.9% of revenue for fiscal 2002 compared to $6,209,000 or 7.0% of revenue for fiscal 2001. The decrease in income from fiscal 2001 to fiscal 2002 was primarily due to the increase in the corporate infrastructure.

                  Interest Income (Expense), Net -- Interest income (expense), net, totaled ($1,038,000) or (1.1%) of revenue for fiscal 2002 compared to ($1,439,000) or (1.6%) of revenue for fiscal 2001. This primarily represents interest expense from capital lease obligations, a line of credit, notes payable and financing lease obligations. The decrease in expense from fiscal 2001 to fiscal 2002 was primarily due to additional interest income received via notes receivable our Company holds with franchisees, as well as a decrease in interest expense on our existing borrowings from lower interest rates.

                  Gain on Sale of Property and Other Income -- During fiscal 2002 our Company recorded a gain on sale of property and other income of $423,000, or 0.5% of revenue. This compares to $367,000, or 0.4% of revenue for fiscal 2001. These gains are attributable to various sales of property, offset by losses on disposals of property.

                  Equity in Loss from Unconsolidated Affiliate -- The equity in loss from unconsolidated affiliate was ($5,994,000), or (6.6%) of revenue for fiscal 2002. This compares to ($1,029,000), or (1.2%) of revenue for fiscal 2001. These losses relate to our Company's 40% investment in FUMUME, LLC. Effective June 1, 2001, Famous Dave's Ribs-U, Inc., our wholly-owned subsidiary, entered into a joint venture with Memphis-based Lifestyle Ventures, LLC, H&H Holding Company, LLC and another investor to develop a themed restaurant concept based on the entertainment artist Isaac Hayes. Pursuant to the agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. FUMUME, LLC opened its first location in Chicago in June 2001 and its second location in Memphis, Tennessee in October 2001. Each location is structured as a separate Delaware limited liability company, each of which is wholly owned by FUMUME, LLC.

         In exchange for a 40% interest in FUMUME, LLC, our Company agreed to contribute: (i) $825,507 in working capital, (ii) the assets comprising Famous Dave's Ribs and Blues Club in Chicago and (iii) certain rights to use Famous

Dave's various licensed marks. Although the joint venture that owns the Chicago club is now responsible for the payment of the rent for the Chicago club, our Company remains liable under the lease with the landowner.

         Our Company had agreed to reimburse FUMUME, LLC for operating losses incurred at the Memphis and Chicago clubs. This obligation would terminate with respect to the Chicago club if after any two-year period ending May 31 there had been cumulative operating losses. With respect to the Memphis club, this obligation would terminate if cumulative operating losses exceeded $2.0 million or if after any five-year period ending May 31 there were cumulative operating losses.

         This obligation terminated February 26, 2003 upon our disposition of our 40% interest in FUMUME, LLC. See Footnote 17 - Subsequent Events.

                  Benefit from income taxes -- Our Company realized a benefit from income taxes during fiscal 2002 of $1,211,000, which includes the recognition of the net operating loss carryforwards created in the year ended December 29, 2002 that can be used to reduce future tax liabilities. The tax benefit of $4,010,000 recognized in 2001 was primarily due to the reduction of a valuation allowance established in previous years which related to the Company's net operating loss carryforward. For the year ended December 29, 2002, the benefit from income taxes represents a $.11 per share reduction in our net loss per share on 11,335,000 weighted average shares outstanding.

                  Net Income (loss) / Diluted Net Income per Share -- Net loss for fiscal 2002 was ($928,000) or ($.08) per share on 11,335,000 weighted average shares outstanding, compared to net income of $8,118,000 or $.75 per share on 10,879,000 weighted average shares outstanding for fiscal 2001. The decrease in net income (loss) and diluted net income per share in fiscal 2002 was due primarily from an increase in our loss of an investment in an unconsolidated affiliate of $4,965,000, and a decrease in our benefit from income taxes of $2,799,000.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

                  Total Revenues -- Our Company's total revenues were $87,673,000 for fiscal 2001, compared to $70,160,000 for fiscal 2000, a 25%
increase. This increase was due to additional restaurant openings, increased same store sales, and increased franchising and royalty revenues. Each of these components is further discussed below.

                  Restaurant Revenue -- Restaurant revenue increased by $16,168,000 or 23.4% to $85,360,000 for the year ended December 30, 2001 from
$69,192,000 for the year ended December 31, 2000. The increase in revenue was due primarily to an additional six restaurants opened during fiscal 2001, adding to the base of 33 restaurants open as of December 31, 2000 (approximately $8.0 million of the increase), the contribution of a full year of revenue from restaurants which were open for only part of 2000 (approximately $11.7 million of the increase) and an increase in revenue from restaurants open for all of both periods (approximately $1.0 million). The revenue increase was offset by the decline in revenue from two existing restaurants, one which was contributed to an unconsolidated affiliate, the other which was franchised in fiscal 2001 (approximately $2.3 million), by the sales of our Ribfest and Retail units (approximately $1.4 million), and by the sale of two restaurant units during fiscal 2000 (approximately $.8 million). During fiscal 2001, we increased menu prices an average of 1.5%.

                  Other Revenue -- Other revenue for the Company consists of royalty revenues, franchise fees and initial franchise fees. Franchise revenues for fiscal 2001 were $2,121,000, a 134.6% increase when compared to $904,000 for the same period in 2000. Franchise revenue includes both franchise royalty income and initial franchise fees. Royalties are based on a percent of sales, while fee amounts reflect initial non-refundable fixed fees which are recorded as revenue when an agreement is signed and no additional material services are required by the Company. Our Company had 19 franchises open at December 30, 2001, compared to nine for December 31, 2000. During the second quarter of fiscal 2000, our Company sold its sauce and seasoning retail line of business and now receives licensing royalty income. For fiscal year 2001, the licensing royalty income was $192,000, compared to $64,000 for the same period in 2000.

                  Same Store Sales -- At the end of fiscal 2001, there were 27 restaurants that have been open more than 18 months included in this base. Same store sales for fiscal 2001 increased approximately 2.9%, compared to fiscal 2000's increase of approximately 5.3%. We believe that the increase in comparable sales was a result of continued improvements in customer satisfaction and favorable economic trends.

                  Average Weekly Sales -- Average weekly volume for all of our restaurants was $46,430 during fiscal year 2001. (Restaurants opened in the last two fiscal years averaged weekly sales in 2001 of $48,800, while those opened in 1999 or prior averaged weekly sales in 2001 of $44,900). Restaurant operating weeks during fiscal 2001 totaled 1,838 compared to 1,532 in fiscal 2000. The increase in average weekly volume was due to the 2.9% increase in comparable restaurant sales combined with the successful opening of new, higher volume restaurants.

                  Food and Beverage Costs -- Food and beverage costs for fiscal 2001 were $26,980,000 or 31.6% of restaurant revenue compared to $22,611,000 or 32.7% for fiscal 2000. The decrease in food and beverage costs as a percent of restaurant revenue was primarily due to an increase in higher margin liquor sales, increased cost controls, and menu price increases.

                  Labor and Benefits -- Labor and benefits were $23,834,000 or 27.9% of restaurant revenue in fiscal 2001 compared to $19,686,000 or 28.5% of restaurant revenue in fiscal 2000. The increase in labor and benefits in dollar amount was primarily attributable to the opening of six new restaurants with full service as well as a heightened emphasis on training and execution in our restaurants. The decrease in labor and benefits as a percentage of restaurant revenue was primarily due to increased efficiencies in scheduling and managing labor hours, offset by increases in benefits costs. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to foodservers.

                  Operating Expenses -- Operating expenses for fiscal 2001 were $19,158,000 or 22.4% of restaurant revenue, compared to $15,573,000 or 22.5% of restaurant revenue for fiscal 2000. The dollar increase in operating expenses is related to the increased number of restaurants. The decrease in operating expenses as a percent of restaurant revenue in fiscal 2001, compared to fiscal 2000, was primarily due to continued emphasis placed on cost reduction efforts as well as the impact of fixed costs against a higher average volume, offset by sharp increases in utility costs during the first quarter of 2001.

                  Depreciation and Amortization -- Unit-level depreciation and amortization for fiscal 2001 was $4,222,000 or 4.9% of restaurant revenue, compared to $3,479,000 or 5.0% of restaurant revenue for fiscal 2000. Total company depreciation and amortization for fiscal 2001 was $4,463,000, or 5.1% of revenue, compared to $3,694,000 or 5.3% of revenue in fiscal 2000. The decrease in depreciation and amortization, both at the unit level and for our total company, as a percent of revenue was due primarily to increased revenue from both new and existing restaurants in fiscal 2001. The increased dollar amount of depreciation expense was the result of construction costs of new units opened in fiscal 2001 and a full year's depreciation from locations open only part of fiscal 2000.

                  Income from Unit-level Operations -- Income from unit-level operations in fiscal 2001 totaled $12,609.000, or 14.3% of revenue, compared to $7,746,000 or 11.0% of revenue for fiscal 2000. Income from unit-level operations represents income from operations before general and administrative expenses. Although income from unit-level operations should not be considered an alternative to income/loss from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The increase in income from unit-level operations from fiscal 2001 to fiscal 2000 was primarily attributable to the increase in revenue both from existing units and additional units opened and an increase in royalty income and franchise fees. Other changes in costs and expenses discussed above also contributed to the increase in income from unit-level operations.

                  Pre-opening Expenses -- Pre-opening expenses were $629,000 for 2001 compared to $850,000 for fiscal 2000. These expenses reflect the opening and conversion of six new restaurants in fiscal 2001 compared to 11 new restaurants in fiscal 2000.

                  General and Administrative Expenses -- General and administrative expenses totaled $6,400,000 or 7.3% of revenue in fiscal 2001 compared to $5,165,000 or 7.4% of revenue in fiscal 2000. The dollar increase reflects an increase in the corporate infrastructure to support recent growth.

                  Income From Operations -- Income from operations totaled $6,209,000 or 7.1% of revenue for fiscal 2001 compared to $2,581,000 or 3.7% of revenue for fiscal 2000. The increase in income from operations from fiscal 2000 to fiscal 2001 is due to the increased income from new and existing restaurants and royalty income and franchise fees.

                  Interest Income (Expense), Net -- Interest income (expense), net, totaled ($1,439,000) or (1.6%) of revenue for fiscal 2001 compared to ($1,246,000) or (1.8%) of revenue for fiscal 2000. This primarily represents interest expense from capital lease obligations, a line of credit, notes payable and financing lease obligations. The decrease in expense from fiscal 2000 to fiscal 2001 is primarily due to additional interest income received via notes receivable our Company holds with franchisees, as well as a decrease in interest expense on our variable rate line of credit. This was offset slightly by the increase in interest expense due to increased borrowings.

                  Gain on Sale of Property and Other Income -- During fiscal 2001, our Company recorded a gain on sale of property and other income of $367,000, or 0.4% of revenue. This compares to $777,000, or 1.1% of revenue for fiscal 2000. These gains are attributable to various sales of property, offset by losses on disposals of property.

                  Equity in Loss from Unconsolidated Affiliate -- The equity in loss from unconsolidated affiliate was ($1,029,000), or (1.2%) of revenue for fiscal 2001. The loss related to our Company's 40% investment in FUMUME, LLC.

                  Benefit from income taxes -- Our Company realized a benefit from income taxes during fiscal 2001 of $4,010,000, which includes the value of the net operating loss carryforwards available at December 30, 2001 that can be used to reduce future tax liabilities. A valuation allowance for the net operating loss carryforward had been established in prior years. We reversed the valuation allowance in 2001 as we expected to fully utilize the net operating loss carryforward. For the year ended December 30, 2001, the benefit from income taxes represents a $.37 per share, on 10,879,000 weighted average shares outstanding, addition to our net income per share.

                  Net Income(Loss) / Diluted Net Income per Share -- Net income for fiscal 2001 was $8,118,000 or $.75 per share on 10,879,000 weighted average shares outstanding, compared to $2,112,000 or $.22 on 9,745,000 weighted average shares outstanding for fiscal 2000. The increase in net income and diluted net income per share in fiscal 2001 was due primarily to the benefit from income taxes recorded during the year of $4,010,000. Without this tax benefit, the net income for fiscal 2001 would have been $4,108,000 or $.38 per share on 10,879,000 weighted average shares outstanding. The increase in net income and diluted net income per share in fiscal 2001, net of the tax benefit, is also due to increased income from restaurant and franchise operations and an emphasis on controlled expenses, offset by an increase in the number of shares outstanding and by the loss in a unconsolidated affiliate. If net income had been reported fully taxed in both years, earnings per share in fiscal 2001 and fiscal 2000 would have been $.23 and $.13, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Our Company believes the adoption of SFAS No. 143 will not have a material effect on our Company's consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Opinion 30 will be classified as extraordinary. Our Company has chosen not to early-adopt SFAS No. 145 and believes the adoption of SFAS No. 145 will not have a material effect on its financial position or its results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Our Company believes the adoption of SFAS No. 146 will not have a material adverse effect on its financial position or its results of operations.

         Effective for the year ended December 31, 2002, our Company adopted the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends the disclosure and certain transition provisions of Statement 123, "Accounting for Stock-Based Compensation." The additional disclosure requirements of this pronouncement have not had a material impact on our Company's financial position or results of operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of December 29, 2002, our Company held cash and cash equivalents of approximately $9.5 million compared to approximately $7.4 million as of December 30, 2001. As reflected in the accompanying consolidated financial statements, this increase in cash and cash equivalents during the fifty-two weeks ended December 29, 2002 reflects results of operations, cash from financing activities net of the use of cash for the purchase and/or development of property, equipment and leasehold improvements (approximately $6.2 million) and funding of our unconsolidated affiliate.

         On November 12, 2001, our Company issued 1,000,000 shares of common stock in a private equity placement at a value of $6.00 per share, and received net cash proceeds after commissions and expenses of $5,322,000. The proceeds were used primarily to develop new restaurants and for general corporate purposes.

         At December 30, 2001, we were a party to a credit agreement with a bank that provided approximately $4.5 million of borrowing capability to us, of which approximately $100,000 was outstanding at December 31, 2001. This agreement was secured by substantially all of our property, and in addition was guaranteed by and secured by certain of the assets of our Chairman, David Anderson. For fiscal year 2001, the credit agreement carried an interest rate of 4% above the prime rate, and provided for borrowing up to a maximum of 50% of the value of a collateral pool which consisted of our property and certain of the property pledged to secure the credit agreement by Mr. Anderson. Total availability on this agreement as of December 30, 2001 was $1,680,000 due to collateral limits. The credit agreement was paid off in January of 2002.

         During fiscal 2000, our Company secured a commitment for $2.5 million in financing for restaurant equipment, software, and signage. As of December 30, 2001, approximately $1.7 million of this financing had been utilized. No additional funds have been borrowed under this agreement.

         As of December 31, 2001, our Company had in place mortgage financings secured by land and buildings that provided proceeds of approximately $8.80 million for continued development of Company owned restaurants. During the year ended December 29, 2002, approximately $4.4 million was added to this financing.

         Under an agreement entered into in 2001, our Company was obligated to reimburse Fumume, LLC for operating losses incurred at the Isaac Hayes entertainment clubs in Memphis and Chicago. Total cash funding under this obligation was $1.2 million in 2002 and $1.03 million in 2001. On February 26, 2003, we disposed of our 40% interest in Fumume, LLC and, at the same time, terminated our cash funding obligations. On March 21, 2003, we completed a transaction with the landlord at the Chicago location that will terminate our obligations under the lease. Under the agreement, we paid lease termination fees of approximately $1.6 million and are responsible for rent and property taxes through April 30, 2003. See Footnote 17 - Subsequent Events.

         To continue our expansion, we anticipate that additional financing will likely be required during fiscal 2003. We anticipate that future development and expansion will be real estate funded or financed primarily through currently held cash and short-term investments, and proceeds from forms of financing such as leases, mortgages or other credit facilities. There are no assurances, however, that additional financing required for expansion will be available on terms acceptable or favorable to us. We do not anticipate financing through the sale of additional equity.

CRITICAL ACCOUNTING POLICIES

         Our Company's significant accounting policies are described in Note One and Note Six to the consolidated financial statements included in our annual report for the year ended December 29, 2002. The accounting policies used in preparing our 2002 consolidated condensed financial statements are the same as those described in our annual report.

         Our Company's critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) property, equipment and leasehold improvements impairments; (b) initial franchise revenues; (c) investment in unconsolidated subsidiary; and (d) deferred tax asset valuation allowance. The evaluation of long-lived assets for impairment involves management judgment in estimating future cash flows related to and fair values of such assets. Initial franchise revenues are recognized when our Company has performed substantially all of its obligations as franchisor. Management records the investment in unconsolidated subsidiary on the equity method based on our Company's net loss obligation (100% of the cash loss). The evaluation of our deferred tax asset involves our judgement of our company's future utilization of loss carryforwards and tax credits.

CONTRACTUAL OBLIGATIONS

         The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

Payments Due by Period (in thousands)

  Contractual
  Obligations             Total          2003          2004          2005          2006          2007       Thereafter
                       ------------  ------------  ------------  ------------  ------------  ------------  -------------
Long Term Debt         $ 12,809,000  $    387,000  $    417,000  $    453,000  $    491,000  $    531,000  $  10,530,000
Financing Leases          4,500,000             0             0             0             0             0      4,500,000
Capital Leases            1,262,000       794,000       346,000       106,000        16,000             0              0
Operating Leases         54,378,000     2,889,000     2,919,000     2,948,000     3,035,000     3,090,000     39,497,000
                       ------------  ------------  ------------  ------------  ------------  ------------  -------------
Total                  $ 72,949,000  $  4,070,000  $  3,682,000  $  3,507,000  $  3,542,000  $  3,621,000  $  54,527,000
                       ============  ============  ============  ============  ============  ============  =============

See Notes 8, 9, 10, and 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.

INCOME TAXES

         At December 29, 2002, our Company had federal and state net operating loss carryforwards ("NOL's") for tax reporting purposes of approximately $13.3 million, which if not used will begin to expire in 2011 and tax credit carryforwards of approximately $1.0 million, which if not used, will begin to expire in 2011. Future changes in ownership, if any, may place limitations on the use of these NOL's.

QUARTERLY FLUCTUATIONS, SEASONALITY AND INFLATION

         Our Company restaurants typically generate higher revenues in the second and third quarters and lower revenues in the first and fourth quarters as a result of seasonal traffic increases experienced during the summer months, and possible adverse weather which can disrupt customer and employee transportation to our restaurants.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our Company's financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents certificates of deposits and all other investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The total outstanding long-term debt of our Company as of December 29, 2002 was $12,809,000. Of the outstanding long-term debt, approximately $2,877,000 consists of a variable interest rate while the remaining $9,932,000 was subject to a fixed interest rate. Our Company does not see the variable interest rate long-term debt as a significant interest rate risk.

         Our Company's primary exposure to market risk associated with changes in interest rates previously involved a revolving line of credit with Associated Commercial Finance, Inc. (fka BNC Financial Corporation). Advances on this line of credit were due on demand and accrued interest at the prime rate plus 4%, payable monthly. This revolving line of credit was paid in full and cancelled in January 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K constitute "Forward-Looking Statements" within the meaning of the private securities litigation reform act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: additional market acceptance of the Famous Dave's concept; our ability to successfully expand into new markets; our ability to execute our expansion strategy; changes in business strategy or development plans; availability and terms of capital; changes in costs of food, labor, employee benefits, insurance and utilities, changes in government regulations; competition; availability of locations and terms of sites for restaurant development; development and other operating costs; advertising and promotional efforts; brand awareness and other factors referenced in this Form 10-K.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements of Famous Dave's of America, Inc. are included herein following the signatures, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On September 26, 2002, our Company replaced its independent accountants, Virchow, Krause & Company, LLP, with Grant Thornton LLP.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(C) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Exhibits.

       See "exhibit index" on the page following the consolidated financial statements.

   (b) Reports on Form 8-K.

       None

ITEM 16. PRINCIPAL ACCOUNTANT'S FEES

         The information required by this item appears in our definitive proxy statement for our 2003 annual meeting of shareholders under the caption "Independent Accountants," which information is incorporated herein by reference.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FAMOUS DAVE'S OF AMERICA, INC.
                             ("REGISTRANT")

Dated: March 28, 2003        By /s/ Martin J. O'Dowd
                                ------------------------
                                Martin J. O'Dowd
                                Chief Executive Officer, President and Secretary

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 2003 by the following persons on behalf of the Registrant, in the capacities indicated.

 SIGNATURE                        TITLE

 /s/ David W. Anderson    Chairman of the Board
 ---------------------
 David W. Anderson

 /s/Martin J. O'Dowd      Chief Executive Officer, President, Secretary
 -------------------
 Martin J. O'Dowd         and Director (principal executive officer)

 /s/Kenneth J. Stanecki   Chief Financial Officer (principal accounting officer)
 ----------------------
 Kenneth J. Stanecki

 /s/ Thomas J. Brosig     Director
 --------------------
 Thomas J. Brosig

 /s/ Richard L. Monfort   Director
 ----------------------
 Richard L. Monfort

 /s/ K. Jeffrey Dahlberg  Director
 -----------------------
 K. Jeffrey Dahlberg

 /s/ Dean Riesen          Director
 ---------------
 Dean Riesen

                                 CERTIFICATIONS

I, Martin J. O'Dowd, certify that:

                  1. I have reviewed this annual report on Form 10-K of Famous Dave's of America, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                    a)       designed such disclosure controls
                                             and procedures to ensure that
                                             material information relating to
                                             the registrant, including its
                                             consolidated subsidiaries, is made
                                             known to us by others within those
                                             entities, particularly during the
                                             period in which this annual report
                                             is being prepared;

                                    b)       evaluated the effectiveness of the
                                             registrant's disclosure controls
                                             and procedures as of a date within
                                             90 days prior to the filing date of
                                             this annual report (the "Evaluation
                                             Date"); and

                                    c)       presented in this annual report our
                                             conclusions about the effectiveness
                                             of the disclosure controls and
                                             procedures based on our evaluation
                                             as of the Evaluation Date;

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                    a)       all significant deficiencies in the
                                             design or operation of internal
                                             controls which could adversely
                                             affect the registrant's ability to
                                             record, process, summarize and
                                             report financial data and have
                                             identified for the registrant's
                                             auditors any material weaknesses in
                                             internal controls; and

                                    b)       any fraud, whether or not material,
                                             that involves management or other
                                             employees who have a significant
                                             role in the registrant's internal
                                             controls; and

                  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003                     /s/ Martin J. O'Dowd
                                          Martin J. O'Dowd
                                          President and Chief Executive Officer

I, Kenneth J. Stanecki, certify that:

                  1. I have reviewed this annual report on Form 10-K of Famous Dave's of America, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                    i.       designed such disclosure controls
                                             and procedures to ensure that
                                             material information relating to
                                             the registrant, including its
                                             consolidated subsidiaries, is made
                                             known to us by others within those
                                             entities, particularly during the
                                             period in which this annual report
                                             is being prepared;

                                    ii.      evaluated the effectiveness of the
                                             registrant's disclosure controls
                                             and procedures as of a date within
                                             90 days prior to the filing date of
                                             this annual report (the "Evaluation
                                             Date"); and

                                    iii.     presented in this annual report our
                                             conclusions about the effectiveness
                                             of the disclosure controls and
                                             procedures based on our evaluation
                                             as of the Evaluation Date;

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                    i.       all significant deficiencies in the
                                             design or operation of internal
                                             controls which could adversely
                                             affect the registrant's ability to
                                             record, process, summarize and
                                             report financial data and have
                                             identified for the registrant's
                                             auditors any material weaknesses in
                                             internal controls; and

                                    ii.      any fraud, whether or not material,
                                             that involves management or other
                                             employees who have a significant
                                             role in the registrant's internal
                                             controls; and

                  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003                     /s/ Kenneth J. Stanecki
                                          Kenneth J. Stanecki
                                          Chief Financial Officer

ITEM 8.                                  CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Famous Dave's of America, Inc.:

We have audited the accompanying consolidated balance sheet of Famous Dave's of America, Inc. and subsidiaries (the Company) as of December 29, 2002, and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Dave's of America, Inc. and subsidiaries as of December 29, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota

January 31, 2003 (except for Note 17, to which the date is March 21, 2003)

INDEPENDENT AUDITORS' REPORT

The Audit Committee, Board of Directors and Shareholders
Famous Dave's of America, Inc.:

We have audited the accompanying consolidated balance sheet of Famous Dave's of America, Inc. and subsidiaries as of December 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the two years in the period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Dave's of America, Inc. and subsidiaries as of December 30, 2001, and the consolidated results of their operations and their cash flows for the two years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
January 30, 2002

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 29, 2002 AND DECEMBER 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             2002              2001
                                                                       ----------------   ---------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $          9,473   $         7,398
  Accounts receivable, net                                                        1,026             1,903
  Inventories                                                                     1,775             1,441
  Prepaids and other current assets                                               1,276             1,273
                                                                       ----------------   ---------------
     Total current assets                                                        13,550            12,015

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                              51,861            46,940

OTHER ASSETS:
  Notes receivable, net of current portion                                        1,364             1,146
  Deposits                                                                          375               410
  Debt issuance costs, net                                                          653               618
  Investment in, and advances to, unconsolidated affiliate                            0             4,301
  Deferred tax asset                                                              7,014             5,010
                                                                       ----------------   ---------------

                                                                       $         74,817   $        70,440
                                                                       ================   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                                       $              0   $           100
  Current portion of long-term debt                                                 387               695
  Current portion of capital lease obligations                                      708               865
  Accounts payable                                                                3,459             2,419
  Accrued payroll and related taxes                                               1,036             1,134
  Other current liabilities                                                       2,191             2,096
                                                                       ----------------   ---------------
     Total current liabilities                                                    7,781             7,309

LONG-TERM DEBT, NET OF CURRENT PORTION                                           12,422             8,886
FINANCING LEASE OBLIGATIONS                                                       4,500             4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                   432             1,193
DEFERRED RENT, NET OF CURRENT PORTION                                             2,117             1,553
DEFERRED GAIN, NET OF CURRENT PORTION                                               273               310
                                                                       ----------------   ---------------
     Total liabilities                                                           27,525            23,751
                                                                       ----------------   ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
   11,388 and 11,180 shares issued and outstanding                                  114               112
  Additional paid-in capital                                                     54,222            52,693
  Accumulated deficit                                                            (7,044)           (6,116)
                                                                       ----------------   ---------------
     Total shareholders' equity                                                  47,292            46,689
                                                                       ----------------   ---------------

                                                                       $         74,817   $        70,440
                                                                       ================   ===============

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           2002                2001               2000
                                                                       -------------        -----------        -----------
REVENUES:
 Restaurant revenues                                                   $      86,378        $    85,360        $    69,192
 Franchising royalty income                                                    3,027              1,270                335
 Franchise fees                                                                1,205                851                569
 Licensing revenue                                                               210                192                 64
                                                                       -------------        -----------        -----------
  Total revenues                                                              90,820             87,673             70,160
                                                                       -------------        -----------        -----------

COSTS AND EXPENSES:
 Food and beverage costs                                                      27,355             26,980             22,611
 Labor and benefits                                                           25,252             23,834             19,686
 Operating expenses                                                           20,009             19,158             15,573
 Depreciation and amortization                                                 4,630              4,463              3,694
 Pre-opening expenses                                                          1,040                629                850
 General and administrative                                                    8,064              6,400              5,165
                                                                       -------------        -----------        -----------
  Total costs and expenses                                                    86,350             81,464             67,579
                                                                       -------------        -----------        -----------

INCOME (LOSS) FROM OPERATIONS                                                  4,470              6,209              2,581
                                                                       -------------        -----------        -----------
OTHER INCOME (EXPENSE):
 Interest income                                                                 362                158                 58
 Interest expense                                                             (1,400)            (1,597)            (1,304)
 Gain on sale of property                                                        549                155                658
 Other income (expense)                                                         (126)               212                119
 Equity in loss of unconsolidated affiliate                                   (5,994)            (1,029)                 0
                                                                       -------------        -----------        -----------
  Total other income (expense)                                                (6,609)            (2,101)              (469)
                                                                       -------------        -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES                                             (2,139)             4,108              2,112

BENEFIT FROM INCOME TAXES                                                      1,211              4,010                  0
                                                                       -------------        -----------        -----------

NET INCOME (LOSS)                                                      $        (928)       $     8,118        $     2,112
                                                                       =============        ===========        ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE                               $       (0.08)       $      0.81        $      0.23
                                                                       =============        ===========        ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE                             $       (0.08)       $      0.75        $      0.22
                                                                       =============        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                            11,335              9,973              9,149
                                                                       =============        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                          11,335             10,879              9,745
                                                                       =============        ===========        ===========

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                 Common Stock       Additional
                                                               -----------------      Paid-in         Accumulated
                                                               Shares    Amount       Capital           Deficit          Total
                                                               ------   --------    -----------      --------------    ----------
BALANCE - JANUARY 2, 2000                                       9,055   $     91    $    43,265      $      (16,346)   $   27,010

 Issuance of common stock in
  connection with acquisition of
  property, equipment and leasehold
  improvements (net of expenses
  of $10)                                                         232          2            795                  --           797

 Issuance of common stock for
  accounts payable                                                 16         --             57                  --            57

 Exercise of stock options                                         43         --             85                  --            85

 Net income                                                        --         --             --               2,112         2,112
                                                               ------   --------    -----------      --------------    ----------

BALANCE - DECEMBER 31, 2000                                     9,346         93         44,202             (14,234)       30,061

 Issuance of common stock (net of
  expenses of $678)                                             1,000         10          5,312                  --         5,322

 Exercise of stock options                                        774          8          1,881                  --         1,889

 Exercise of warrants                                              60          1            298                  --           299

 Tax benefit for stock options exercised                           --         --          1,000                  --         1,000

 Net income                                                        --         --             --               8,118         8,118
                                                               ------   --------    -----------      --------------    ----------

BALANCE - DECEMBER 30, 2001                                    11,180        112         52,693              (6,116)       46,689

 Issuance of common stock                                          26          0            206                  --           206

 Exercise of stock options                                        137          1            305                  --           306

 Exercise of warrants                                              45          1            270                  --           271

 Tax benefit for stock options exercised                           --         --            707                  --           707

 Options issued below market price                                 --         --             41                  --            41

 Net loss                                                          --         --             --                (928)         (928)
                                                               ------   --------    -----------      --------------    ----------

BALANCE - DECEMBER 29, 2002                                    11,388   $    114    $    54,222      $       (7,044)   $   47,292
                                                               ======   ========    ===========      ==============    ==========

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                       2002        2001        2000
                                                                      -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                    $  (928)    $ 8,118     $ 2,112
 Adjustments to reconcile net income (loss) to
 cash flows from operating activities:
  Depreciation and amortization                                         4,630       4,463       3,694
  Gain on disposal of property, equipment and leasehold improvements     (549)       (155)       (658)
  Deferred tax asset                                                   (1,211)     (4,010)          0
  Deferred rent                                                           630         506         494
  Equity in loss of unconsolidated affiliate                            5,994       1,029           0
  Changes in operating assets and liabilities:
   Accounts receivable, net                                               440        (896)       (344)
   Inventories                                                           (506)        (83)       (284)
   Prepaids and other current assets                                      (70)       (543)         (7)
   Deposits                                                                36         245        (235)
   Accounts payable                                                     1,010      (1,259)       (485)
   Accrued payroll and related taxes                                      (99)         32         295
   Other current liabilities                                               93         361          47
                                                                      -------     -------     -------
   Cash flows from operating activities                                 9,470       7,808       4,629
                                                                      -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, equipment, leasehold improvements      3,083         870         530
 Purchases of property, equipment, leasehold improvements              (9,490)     (6,168)     (8,776)
 Investment in unconsolidated affiliate                                (1,818)     (2,772)          0
 Repayments of advances from investment in unconsolidated affiliate       563           0           0
 Advances on notes receivable                                            (941)       (167)          0
 Payments received on notes receivable                                  2,891          68          31
                                                                      -------     -------     -------
   Cash flows from investing activities                                (5,712)     (8,169)     (8,215)
                                                                      -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments for debt issuance costs                                         (44)        (35)       (383)
 Payments on line of credit                                              (100)       (444)     (2,506)
 Proceeds from capital lease obligations                                    0       1,013           0
 Proceeds from long-term debt                                               0           0       7,300
 Payments on long-term debt                                            (1,153)     (1,233)       (263)
 Payments on capital lease obligations                                   (963)       (947)       (454)
 Proceeds from exercise of stock options and warrants                     577       2,188          75
 Proceeds from issuance of common stock, net                                0       5,322           0
                                                                      -------     -------     -------
   Cash flows from financing activities                                (1,683)      5,864       3,769
                                                                      -------     -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS                                   2,075       5,503         183

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            7,398       1,895       1,712
                                                                      -------     -------     -------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 9,473     $ 7,398     $ 1,895
                                                                      =======     =======     =======

          See accompanying notes to consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

1)       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Famous Dave's of America, Inc. (our Company) was incorporated in Minnesota on March 14, 1994. Our Company develops, owns, operates and franchises restaurants under the name "Famous Dave's". At December 29, 2002, we had 40 company-operated restaurants and 33 franchise-operated restaurants in operation, with six additional restaurants in development.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Famous Dave's of America, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

FISCAL YEAR - Our Company has adopted a 52/53 week accounting period ending on the Sunday nearest December 31 of each year. The years ended December 29, 2002, December 30, 2001 and December 31, 2000 were 52 week years.

CASH AND CASH EQUIVALENTS - Our Company includes as cash equivalents certificates of deposit and all other investments with original maturities of three months or less, which are readily convertible into known amounts of cash. Our Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

ACCOUNTS RECEIVABLE - Our Company provides an allowance for uncollectible accounts on accounts receivable. The allowance for uncollectible accounts was $125,000 and $45,000 at December 29, 2002 and December 30, 2001, respectively. Our Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Our Company extends unsecured credit to customers in the normal course of business.

INVENTORIES - Inventories consist principally of food, beverages and retail goods and are recorded at the lower of cost (first-in, first-out) or market.

DEPRECIATION - Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment and antiques are depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years, while buildings are depreciated over 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal options, or the estimated useful life of the assets which is 20 years.

DEBT ISSUANCE COSTS - Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the interest method.

CAPITALIZED INTEREST - Interest costs capitalized during the construction period of restaurants were approximately $441,000, $314,000, and $286,000 for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively.

ADVERTISING COSTS - Advertising costs are charged to expense as incurred. Advertising costs were approximately $1,873,000, $1,751,000, and $1,244,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively, and are included in operating expenses in the consolidated statements of operations.

PRE-OPENING EXPENSES - Our Company, pursuant to Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," expenses all start-up and pre-opening costs as incurred. This accounting standard accelerates our Company's recognition of pre-opening costs, but benefits the post-opening results of new restaurants.

RECOVERABILITY OF PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", our

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

Company evaluates restaurant sites and long-lived assets for impairment. Restaurant sites are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to future net cash flows expected to be generated on a restaurant-by-restaurant basis. If such restaurant site is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the restaurant site exceeds the fair value. Restaurant sites to be disposed of are reported at the lower of their carrying amount or fair value on a restaurant-by-restaurant basis, less estimated costs to sell. During the years ended December 29, 2002, December 30, 2001, and December 31, 2000, our Company recorded no impairment charges.

INCOME TAXES - Our Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

STOCK-BASED COMPENSATION - In accordance with Accounting Principles Board (APB) Opinion No. 25, our Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of our Company's common stock at the grant date over the amount the employee must pay for the stock. Our Company's policy is to grant stock options at fair value at the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if our Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                      For Fiscal Year Ended
                                           2002               2001            2000
                                      (in thousands)     (in thousands)  (in thousands)
                                      --------------  -----------------  --------------
Net income (loss) as reported          $       (928)   $         8,118    $      2,112
Less:  Compensation expense
   determined under the fair value
   method, net of tax                          (880)            (2,150)         (2,219)
                                       ------------    ---------------    ------------
Pro forma net income (loss)            $     (1,808)   $         5,968    $       (107)
                                       ============    ===============    ============
Net income (loss) per share:
Basic - as reported                    $      (0.08)   $          0.81    $       0.23
Basic - pro forma                             (0.16)              0.60           (0.01)
Diluted - as reported                         (0.08)              0.75            0.22
Diluted - pro forma                           (0.16)              0.55           (0.01)

In determining the compensation cost of the options granted during fiscal 2002, 2001, and 2000, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below.

                                      Fiscal 2002         Fiscal 2001      Fiscal 2000
                                      -----------         -----------      -----------
Risk free interest rate                       4.7%                  5%               6%
Expected life of options granted         10 years            10 years         10 years
Expected volatility range                    92.9%              104.6%            78.7%
Expected dividend yield                         0%                  0%               0%

NET INCOME (LOSS) PER SHARE - Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options and warrants when dilutive.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

Following is a reconciliation of basic and diluted net income (loss) per share:

                                               Fiscal 2002    Fiscal 2001    Fiscal 2000
                                               -----------    -----------    -----------
Net income (loss) per share - basic:
Net income (loss)                                $  (928)       $ 8,118        $ 2,112
Weighted average shares outstanding               11,335          9,973          9,149
                                                 -------        -------        -------
Net income (loss) per share - basic              $ (0.08)       $  0.81        $  0.23
                                                 =======        =======        =======

Net income (loss) per share - diluted:
Net income (loss)                                $  (928)       $ 8,118        $ 2,112
Weighted average shares outstanding               11,335          9,973          9,149
Common stock equivalents                               0            906            596
                                                 -------        -------        -------
Weighted average shares and
   potential diluted shares outstanding           11,335         10,879          9,745
                                                 -------        -------        -------
Net income (loss) per share - diluted            $ (0.08)       $  0.75        $  0.22
                                                 =======        =======        =======

Options to purchase approximately 1,877,000 shares of common stock with a weighted average exercise price of $3.56 and warrants to purchase 95,000 shares of common stock were excluded from the 2002 diluted computation because they were anti-dilutive.

Options to purchase 50,000 shares of common stock with a weighted average exercise price of $7.54, and warrants to purchase 66,667 shares of common stock with a weighted average exercise price of $7.00, were excluded from the 2001 diluted computation because they were anti-dilutive.

Options to purchase 239,565 shares of common stock with a weighted average exercise price of $4.18, and warrants to purchase 200,000 shares of common stock with a weighted average exercise price of $6.00, were excluded from the 2000 diluted computation because they were anti-dilutive.

MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations and long-term debt approximates the carrying amounts based upon our Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

SEGMENT REPORTING - Our Company operates restaurants and has franchised restaurants in the United States within the casual dining industry, providing similar products to similar customers. The restaurants and franchise restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Revenues from customers are derived principally from food and beverage sales. We believe that our Company meets the criteria for aggregating its operating segments into a single reporting segment.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

FRANCHISE ARRANGEMENTS - Individual franchise arrangements generally include initial fees, as well as royalty fees to our Company based upon a percentage of sales. Famous Dave's franchisees are granted the right to operate a restaurant using our Company's system for a range of 10 to 20 years. Operating results at franchise-operated restaurants, including restaurant revenues and related expenses, are the responsibility of the franchise owner. Franchisees pay a non-refundable initial fee for each franchised location. Initial franchise fees are recognized when our Company has performed substantially all of its obligations as franchisor. The amount of non-refundable initial franchise fees recorded for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $1,205,000, $851,000 and $569,000, respectively. Franchising royalty fee income was approximately $3,027,000, $1,270,000, and $335,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

LICENSING AGREEMENTS - Our Company has licensing agreements for its retail products, one of which expires in April 2010 with a renewal option of five years, and the other of which is indefinite. Licensing revenue for years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $210,000,
$192,000 and $64,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS -

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Our Company believes the adoption of SFAS No. 143 will not have a material effect on our Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Opinion 30 will be classified as extraordinary. Our Company has chosen not to early-adopt SFAS No. 145 and believes the adoption of SFAS No. 145 will not have a material effect on its financial position or its results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Our Company believes the adoption of SFAS No. 146 will not have a material adverse effect on its financial position or its results of operations.

Effective for the year ended December 31, 2002, the company adopted the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends the disclosure and certain transition provisions of Statement 123, "Accounting for Stock-Based Compensation." The additional disclosure requirements of this pronouncement have not had a material impact on our Company's financial position or results of operations.

RECLASSIFICATIONS - Certain amounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net income (loss) or shareholders' equity.

(2)      ACQUISITIONS

Our Company had no acquisitions during fiscal 2002.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

(3)      INVENTORIES

Inventories consisted approximately of the following at:

                             December 29,       December 30,
                                2002               2001
                           --------------      -------------
Food and beverage           $    554,000         $   477,000
Retail goods                     129,000             105,000
Smallwares and supplies        1,092,000             859,000
                           -------------       -------------
                            $  1,775,000         $ 1,441,000
                           =============       =============

(4)      NOTES RECEIVABLE

Notes receivable consisted of the following at:

                                                                                       December 29,     December 30,
                                                                                          2002             2001
                                                                                       ------------     ------------
Note receivable - Old School BBQ, Inc. - monthly installments of approximately $8,000 including interest at 12%, due May 2010, secured by
property and equipment and guaranteed by the franchise owners.                          $  452,000       $  486,000

Note receivable - Michael's First, LLC - monthly installments of approximately $5,000 including interest at 9.6%, due May 2010, secured by
property and equipment and guaranteed by the franchise owner.                              318,000          346,000

Note receivable - Rivervalley BBQ, Inc. - quarterly interest only payments through December 2003, quarterly installments of approximately $19,000 including interest at prime plus 1.50% (5.75% at December 29, 2002), due
December 2006, unsecured.                                                                  225,000          225,000

Note receivable - FUMUME, LLC - quarterly installments of approximately
$9,000 including interest at 9%, unsecured,  written off
in December 2002.                                                                                0          147,000

Note receivable - Competition BBQ, Inc. - monthly installments of
approximately $2,000 including interest at 10.50%, due May 2004, unsecured.                 59,000           59,000

Line of credit for up to $50,000 - Rivervalley BBQ, Inc. - monthly interest only through December 2007 with total outstanding balance due December 2007 including interest at prime plus 1.50% (5.75% at December 29, 2002),
unsecured.                                                                                  50,000           20,000

Note receivable - Utah BBQ, Inc. - monthly installments of approximately
$8,600 including interest at 9.5%, due July 2007, secured by property and
equipment and guaranteed by the franchise owners .                                         377,000                0

Note receivable - Utah BBQ, Inc. - monthly installments of approximately
$900 including interest at 9.5%, due July 2007, secured by property and
equipment and guaranteed by the franchise owners .                                          39,000                0
                                                                                        ----------       ----------
Total notes receivable                                                                   1,520,000        1,283,000
Less: current portion                                                                      156,000          137,000
                                                                                        ----------       ----------
Notes receivable, net of current portion                                                $1,364,000       $1,146,000
                                                                                        ==========       ==========

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

Future principal payments to be received on notes receivable are approximately as follows for the years ending:

2003              $  156,000
2004                 248,000
2005                 265,000
2006                 293,000
2007                 234,000
Thereafter           324,000
                  ----------
   Total          $1,520,000
                  ==========

(5)      PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consisted approximately of the following at:

                                                           December 29     December 30
                                                               2002           2001
                                                           ------------    ------------
Land, buildings and improvements                            $45,221,000     $40,402,000
Furniture, fixtures and equipment                            20,040,000      18,087,000
Antiques                                                      2,015,000       1,808,000
Less: accumulated depreciation and amortization              16,277,000      13,062,000
Less: reserve for loss on restaurants to be disposed of         804,000         819,000
                                                           ------------    ------------
                                                             50,195,000      46,416,000
Construction in progress                                      1,666,000         524,000
                                                           ------------    ------------
                                                            $51,861,000     $46,940,000
                                                           ============    ============

Depreciation and amortization expense on property, equipment and leasehold improvements was approximately $4,630,000, $4,463,000 and $3,694,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

(6)      INVESTMENT IN UNCONSOLIDATED AFFILIATE

The investment in unconsolidated affiliate related to our Company's 40% investment in FUMUME, LLC (FUMUME), which was accounted for on the equity method of accounting. FUMUME operates two Isaac Hayes themed restaurants, one each in Chicago, Illinois and Memphis, Tennessee. In May 2001 our Company contributed
(i) $825,507 in working capital, (ii) the assets comprising Famous Dave's Ribs and Blues Club in Chicago and (iii) certain rights to use Famous Dave's various licensed marks. Although FUMUME is responsible for the payment of the rent for the Chicago club, our Company remains contingently liable under the lease with the landowner (see Note 16). Our Company had an agreement with FUMUME to manage and operate the Chicago club. In addition, FUMUME opened a second club in Memphis in October 2001. The difference between the investment and the amount of the underlying net assets of FUMUME relates to monies our Company funded for leasehold improvements pursuant to the FUMUME operating agreement which are being amortized over the lesser of the lease term or the estimated useful life of the related improvements. Our Company recorded equity in loss of unconsolidated affiliate based on the greater of 40% of the net loss for the years ended December 29, 2002 and December 30, 2001 or 100% of the cash loss our Company was obligated to fund pursuant to the FUMUME operating agreement.

For the year ended December 29, 2002, our Company recorded 100% of the cash losses, or approximately $1.1 million. We also recorded an impairment reserve of $4.8 million, of which $4.6 million is included in Equity in Losses and Impairment Reserve in Unconsolidated Affiliate. The impairment charge reflected our conclusion that we would not be able to recover the carrying value of the investment in the unconsolidated subsidiary. For the year ended December 30, 2001, our Company recorded 100% of the cash loss of $1,029,000.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

On February 26, 2003, our Company completed a transaction in which our Company disposed of our 40% interest in FUMUME. As a result, our obligations under the Operating Agreement and Management Agreement were terminated, including any obligation to fund cash operating losses. On March 21, 2003, we completed a transaction with the landlord at the Chicago location that will terminate our obligations under the lease. Under the agreement, we paid lease termination fees of approximately $1.6 million and are responsible for rent and property taxes through April 30, 2003.

Unaudited condensed financial statements of FUMUME as of and for the year ended December 29, 2002 are as follows:

STATEMENT OF OPERATIONS:
 Sales                       $ 7,017,000
 Gross profit                  1,402,000
 Loss from operations         (2,043,000)
 Net loss                     (4,543,000)
 Cash loss                    (1,100,000)

BALANCE SHEET:
 Current Assets              $   611,000
 Noncurrent assets             6,286,000
 Current liabilities           2,211,000
 Noncurrent liabilities          201,000
 Member's equity               4,485,000

(7)      LINE OF CREDIT

Our Company had a revolving line of credit with Associated Commercial Financial, Inc. (formerly known as BNC Financial Corporation) with maximum available borrowings of approximately $1,680,000 at December 30, 2001. The line of credit was secured by certain of our Company's assets and was personally guaranteed (and partially secured) by the Chairman of our Company. This line of credit was paid off and cancelled in January 2002.

(8)      LONG-TERM DEBT

Long-term debt consisted of the following at:

                                                                                       December 29,     December 30,
                                                                                          2002              2001
                                                                                       ------------     ------------
Note payable - GE Capital Franchise Finance Corporation - monthly installments of approximately $20,000 including interest at 10.53%, due
February 2020, secured by property and equipment.                                      $ 1,900,000      $ 1,938,000

Note payable - GE Capital Franchise Finance Corporation - monthly installments of approximately $19,000 including interest at 10.19%, due
September 2020, secured by property and equipment.                                       1,827,000        1,861,000

Note payable - GE Capital Franchise Finance Corporation  - monthly installments of approximately $18,000 including interest at 10.53%, due
February 2020, secured by property and equipment.                                        1,710,000        1,744,000

Note payable - GE Capital Franchise Finance Corporation  - monthly installments of approximately $16,000 including interest at 10.19%, due
September 2020, secured by property and equipment.                                       1,538,000        1,568,000

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                       December 29,     December 30,
                                                                                          2002              2001
                                                                                       ------------     ------------
Note payable - GE Capital Franchise Finance Corporation -  monthly installments of approximately $13,000 including interest at 8.75%, due January
2022, secured by property and equipment.                                                 1,472,000        1,483,000

Note payable - S&D Land Holdings, Inc. -  interest at 12%, paid off in January
2002, unsecured.                                                                                 0          460,000

Note payable - Santa Barbara Restaurant Group, Inc. - monthly installments of approximately $10,000 including interest at 10%, paid off in June 2002,
secured by property and equipment.                                                               0          527,000

Note payable - GE Capital Franchise Finance Corporation - monthly installments of approximately $13,000 including interest at 8.75%, due August
2022, secured by property and equipment.                                                 1,485,000                0

Note payable - GE Capital Franchise Finance Corporation - monthly installments of approximately $10,000 including variable interest at 3.89% plus the annual LIBOR rate (effective rate of 5.33% at December 29, 2002), due
May 2017, secured by property and equipment.                                             1,215,000                0

Note payable - GE Capital Franchise Finance Corporation - monthly installments of approximately $3,800 including variable interest at 3.80% plus the annual LIBOR rate (effective rate of 5.24% at December 29, 2002), due
November 2009, secured by property and equipment.                                          265,000                0

Note payable - GE Capital Franchise Finance Corporation - monthly approximately $9,000 including variable interest at 3.89% plus the annual LIBOR rate (effective rate of 5.33% at December 29, 2002), due
April 2017, secured by property and equipment.                                           1,135,000                0

Note payable - GE Capital Franchise Finance Corporation - monthly installments of approximately $3,800 including variable interest at 3.80% plus the annual LIBOR rate (effective rate of 5.24% at December 29, 2002), due
October 2009, secured by property and equipment.                                           262,000                0

                                                                                       -----------      -----------
Total long-term debt                                                                    12,809,000        9,581,000
Less: current portion                                                                      387,000          695,000
                                                                                       -----------      -----------
Long-term debt, net of current portion                                                 $12,422,000      $ 8,886,000
                                                                                       ===========      ===========

Approximate future principal payments of long-term debt are as follows for the years ending:

2003         $   387,000
2004             417,000
2005             453,000
2006             491,000
2007             531,000
Thereafter    10,530,000
             -----------
  Total      $12,809,000
             ===========

(9)      FINANCING LEASE OBLIGATION

In March 1999, our Company executed a $4.5 million sale and leaseback financing involving three existing restaurants. Under this financing, our Company is obligated to make monthly payments of $42,917 (which increases 4.04% every two years) for a minimum of 20 years. Our Company has the option to purchase the leased restaurants for the greater

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

of $4.5 million or fair market value at the date of purchase at any time or renew the lease for two additional five year terms. Based upon our Company's continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements and are being depreciated, and a portion of the monthly payments are accounted for as interest expense in the consolidated statements of operations.

Approximate future principal financing lease obligation payments of $4,500,000 are due in March 2019.

(10)     CAPITAL LEASE OBLIGATIONS

Our Company has lease financing facilities for furniture, equipment and leasehold improvements. Leases outstanding under this agreement bear interest at an average rate of 8.62% and expire through February 2006. The obligations are secured by the property under lease. Total cost and accumulated amortization of the leased equipment was approximately $4,317,000 and $2,762,000 at December 29, 2002, $4,545,000 and $1,869,000 at December 30, 2001.

Future minimum capital lease payments are approximately as follows for the years ending:

2003                                                 $  794,000
2004                                                    346,000
2005                                                    106,000
2006                                                     16,000
2007                                                          0
Thereafter                                                    0
                                                     ----------
Total                                                 1,262,000
Less: amounts representing interest                     122,000
                                                     ----------
Present value of future minimum lease payments        1,140,000
Less: current portion                                   708,000
                                                     ----------
Capital lease obligations, net of current portion    $  432,000
                                                     ==========

(11)     RELATED PARTY TRANSACTIONS

FUMUME, LLC - FUMUME, LLC (FUMUME) is a 40% unconsolidated affiliate of our Company. In 2001, our Company loaned $147,000 to FUMUME (See Note 4). This note was written off as uncollectable in 2002.

S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. (S&D) is a company wholly owned by the Chairman of the Company. Our Company rents three properties from S&D. Our Company paid S&D rent of approximately $319,000, $209,000, and $202,000 for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively.

Our Company owed S&D approximately $365,000 at December 31, 2001. During 2000, our Company purchased the land of a restaurant location for a note payable of $750,000 of which $460,000 was outstanding at December 30, 2001. No amounts were due to S&D at December 31, 2002.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

(12)     SHAREHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK AND WARRANTS - On March 21, 2002, our Company issued 26,000 shares of common stock per the purchase agreement for the Kentlands, Maryland restaurant location. The shares were issued at a $7.95 per share price.

On November 12, 2001, our Company issued 1,000,000 shares of common stock in a private equity placement at a value of $6.00 per share, and for which our Company received cash proceeds of $5,322,000, net of commissions and expenses. The proceeds are to be used primarily to develop new restaurants and for general corporate purposes.

During the year ended December 31, 2000, our Company purchased four restaurant sites. The purchases were completed in part through the issuance of approximately 232,000 shares of common stock ranging in value from $3.41 to $3.50 per share.

At December 29, 2002, there were 95,334 stock warrants outstanding and exercisable at an average exercise price of $6.63 per share.

STOCK OPTION PLANS - Our Company has a 1995 Stock Option and Compensation Plan, 1997 Employee Stock Option Plan and a 1998 Director Stock Option Plan (the Plans), pursuant to which options and other awards to acquire an aggregate of 3,500,000 shares of our Company's common stock may be granted. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plans. In general, options vest over a period of five years and expire 10 years from the date of grant.

Information regarding our Company's stock options is summarized below:

                                                                      Weighted
                                                    Number of     Average Exercise
                                                     Options           Price
                                                   ----------     ----------------
Options outstanding - January 2, 2000               1,712,000        $  2.14
  Granted                                             740,000           2.97
  Canceled or expired                                (118,000)          2.11
  Exercised                                           (43,000)          1.96
                                                      -------        -------
Options outstanding - December 31, 2000             2,291,000           2.42
  Granted                                             373,000           4.34
  Canceled or expired                                (143,000)          2.50
  Exercised                                          (774,000)          2.44
                                                     --------        -------
Options outstanding - December 30, 2001             1,747,000           2.82
  Granted                                             415,000           6.82
  Canceled or expired                                (147,000)          5.10
  Exercised                                          (138,000)          2.22
                                                     --------        -------
Options outstanding - December 29, 2002             1,877,000        $  3.56
                                                    =========        =======
Options exercisable - December 29, 2002             1,259,000        $  2.71
                                                    =========        =======
Weighted average fair value of options granted
  during the year ended December 29, 2002                            $  5.80
                                                                     =======
Weighted average fair value of options granted
  during the year ended December 30, 2001                            $  3.98
                                                                     =======
Weighted average fair value of options granted
  during the year ended December 31, 2000                            $  2.51
                                                                     =======

The following table summarizes information about stock options outstanding at December 29, 2002:

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

                             Options outstanding                    Options exercisable
                -------------------------------------------     --------------------------
                                 Weighted-
                                  average         Weighted-                      Weighted-
                                 remaining         average                        average
Exercise           Number       contractual       exercise        Number         exercise
 prices         outstanding        life             price       exercisable        price
 ------         -----------     -----------       ---------     -----------    -----------
 $1.00 -
 $2.50            998,000       6.00 years         $ 2.23         888,000         $ 2.22

 $2.62 -
 $3.50             98,000       7.05 years           3.05          48,000           2.90

 $3.56 -
 $5.63            403,000       7.95 years           3.82         306,000           3.84

 $6.60            270,000       9.56 years           6.60               0           0.00

 $7.54 -
 $8.20            108,000       9.00 years           7.71          17,000           7.54
 -------        ---------       ----------         ------       ---------         ------
 $1.00 -
 $8.20          1,877,000       7.15 years         $ 3.56       1,259,000         $ 2.71
 =======        =========       ==========         ======       =========         ======

(13)     INCOME TAXES

Our Company has generated net operating losses of approximately $13,300,000 which, if not used, will begin to expire in 2011 and tax credit carryforwards of approximately $1,000,000 which, if not used, will begin to expire in 2011. Future changes in the ownership of our Company may place limitations on the use of these net operating loss carryforwards.

The benefit from income taxes consists of the following:

                                                  Years Ended December
                                              2002         2001      2000
                                              ----         ----      ----
Current income tax expense                 $        0   $        0   $  0
Deferred income tax benefit                 1,211,000    4,010,000      0
                                           ----------   ----------   ----
  Total benefit from income taxes          $1,211,000   $4,010,000   $  0
                                           ==========   ==========   ====

Our Company's deferred tax assets are as follows:

                                           December 29,   December 30,
                                              2002           2001
                                           ---------------------------
Net operating loss carryforwards           $ 5,055,000    $ 3,705,000
Property and equipment basis difference        950,000        586,000
Tax credit carryovers                        1,009,000        719,000
                                           --------------------------
  Net deferred tax asset                   $ 7,014,000    $ 5,010,000
                                           ==========================

We believe that the realization of the deferred tax asset is more likely than not based on the expectations that our Company will generate the necessary taxable income in future periods.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

Reconciliation between the statutory rate and the effective tax rate for the fiscal years is as follows:

                                      Fiscal 2002    Fiscal 2001    Fiscal 2000
                                      -----------    -----------    -----------
Federal statutory tax rate              (34.0)%        35.0%          35.0%
State taxes, net of federal benefit      (5.0)          6.0            6.0
Tax effect of permanent differences       5.9           3.7            6.3
Tax effect of tip credit                (13.1)         (5.7)          (8.3)
Other                                   (10.5)         (0.0)          (0.0)
Change in valuation allowance             0.0        (136.6)         (39.0)
                                        -----        ------          -----
Effective tax rate                       56.7%       (97.6)%           0.0%
                                        =====        ======          =====

(14)     SUPPLEMENTAL CASH FLOWS INFORMATION:

                                                               Fiscal 2002      Fiscal 2001     Fiscal 2000
                                                               -----------      -----------     -----------

                                                               -----------      -----------     -----------
Cash paid for interest                                         $ 1,402,000      $ 1,674,000     $ 1,167,000
                                                               ===========      ===========     ===========
Cash paid for income taxes                                     $   141,000      $   122,000     $    40,000
                                                               ===========      ===========     ===========
Non-cash investing and financing activities:
 Property, equipment and leasehold improvements
   purchased with notes payable                                $ 4,377,000      $ 1,483,000     $ 1,700,000
                                                               ===========      ===========     ===========
 Deposits transferred to investment in unconsolidated
  Affiliate                                                    $         0      $   107,000     $         0
                                                               ===========      ===========     ===========
 Property and equipment transferred to investment in
  Unconsolidated affiliate                                     $         0      $ 2,665,000     $         0
                                                               ===========      ===========     ===========
 Deferred tax asset related to tax benefit of stock
  options exercised                                            $   707,000      $ 1,000,000     $         0
                                                               ===========      ===========     ===========
 Common stock issued in connection with restaurants
  Acquired                                                     $   206,000      $         0     $   807,000
                                                               ===========      ===========     ===========
 Capital lease obligation refinanced with note payable         $         0      $         0     $   593,000
                                                               ===========      ===========     ===========
 Notes receivable in connection with sale of
  restaurants, net of deferred gain recorded                   $ 2,187,000      $         0     $   526,000
                                                               ===========      ===========     ===========
 Property and equipment acquired with accrued
  Expenses                                                     $         0      $         0     $    70,000
                                                               ===========      ===========     ===========
 Common stock issued for accounts payable                      $         0      $         0     $    57,000
                                                               ===========      ===========     ===========
 Equipment purchased under capital lease obligations           $    45,000      $ 2,382,000     $    33,000
                                                               ===========      ===========     ===========

(15)     RETIREMENT SAVINGS PLAN

Our Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code which covers employees meeting certain eligibility requirements. Profit sharing contributions by our Company are completely discretionary. Our Company contributions were approximately $61,000, $52,000, and $35,000 for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

(16)     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - Our Company has entered into various operating leases for its existing and future restaurants and corporate office space with lease terms ranging from three to 35 years including lease options. Ten of the leases require percentage rent of between 3% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area costs. Total rent expense for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, including common area costs, real estate taxes and percentage rent, was approximately $4,584,000, $4,303,000, and $3,686,000, respectively. Percentage rent was $145,000, $188,000, and $95,000 for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively.

Future minimum rental payments (excluding percentage rents) are approximately as follows for the years ending:

2003                $  2,889,000
2004                   2,919,000
2005                   2,948,000
2006                   3,035,000
2007                   3,090,000
Thereafter            39,497,000
                    ------------
  Total             $ 54,378,000
                    ============

LEASE CONTINGENCY - In May 2001, our Company assigned our lease at one of their restaurant locations to the unconsolidated affiliate. Our Company is liable for payment of this lease if the assignee defaults on the lease payments. Future minimum rental payments were approximately $2,668,000 at December 29, 2002. See Footnote 17 - Subsequent Events regarding the termination of this obligation.

LEGAL PROCEEDINGS - Our Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, we believe that there is no pending legal proceedings against or involving our Company for which the outcome is likely to have a material adverse effect upon our Company's financial position or results of operations.

EMPLOYMENT AGREEMENT - At December 30, 2001, our Company had an amended employment agreement with one of its officers. The agreement requires minimum annual compensation of $450,000 and has a term of five years, expiring in July 2004. The agreement requires a one-year severance payment and $200,000. The severance payment requires a resulting two year non-compete. Our Company entered into an area development option agreement with the officer for five years. The purchase option of this agreement cannot be exercised until the third year anniversary of the effective date, or October 2004.

CONSTRUCTION AND DEVELOPMENT CONTRACTS - In conjunction with its expansion activity, our Company enters into fixed price construction contracts from time to time. The balance remaining to be paid under these contracts was approximately $0, $164,000 and $705,000 at December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

(17)     SUBSEQUENT EVENTS

On February 26, 2003, our Company completed a transaction in which we disposed of our 40% interest in FUMUME. As a result, we no longer participate in any revenues or operating expenses of either club. In addition, our obligations under the Operating Agreement and Management Agreement were terminated, including any obligation to fund cash operating losses.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

On March 21, 2003, we completed a transaction with the landlord at the Chicago location that will terminate our obligations under the lease. Under the agreement, we paid lease termination fees of approximately $1.6 million and are responsible for rent and property taxes through April 30, 2003.

(18)     SELECTED QUARTERLY DATA (UNAUDITED):

                                                Quarters During the Year Ended December 29, 2002
                                         -------------------------------------------------------------
                                           March 31       June 30       September 29       December 29
                                         -----------    -----------    --------------     ------------
Revenues                                 $21,206,000    $24,207,000    $ 23,868,000       $ 21,539,000
Income from operations                     1,226,000      2,020,000       1,202,000             22,000
Net income (loss)                            791,000      1,071,000      (2,560,000)          (230,000)
Basic net income (loss) per
   common share                                 0.07           0.09           (0.22)             (0.02)
Diluted net income (loss) per
   common share                                 0.07           0.09           (0.22)             (0.02)

                                                Quarters During the Year Ended December 30, 2001
                                         -------------------------------------------------------------
                                           April 1         July 1       September 30       December 30
                                         -----------    -----------    --------------     ------------
Revenues                                 $20,469,000    $22,848,000    $ 23,105,000       $ 21,251,000
Income from operations                       648,000      1,953,000       2,026,000          1,582,000
Net income                                   396,000      1,420,000       4,495,000          1,807,000
Basic net income per
   common share                                 0.04           0.15            0.45               0.17
Diluted net income per
   common share                                 0.04           0.13            0.41               0.16

                                                Quarters During the Year Ended December 31, 2000
                                         -------------------------------------------------------------
                                           April 2         July 2        October 1         December 31
                                         -----------    -----------    --------------     ------------
Revenues                                 $15,091,000    $18,354,000     $18,994,000       $ 17,721,000
Income from operations                       262,000        797,000         880,000            642,000
Net income                                    51,000      1,104,000         624,000            333,000
Basic net income per
   common share                                 0.01           0.12            0.07               0.03
Diluted net income per
   common share                                 0.01           0.11            0.06               0.03

                                  EXHIBIT INDEX

EXHIBIT NO.                                      DESCRIPTION                                     PAGE NO.
-----------                                      -----------                                     --------
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

 10.5               Employment Agreement dated as of July 1, 1999 between Famous
                    Dave's of America, Inc. and Martin J. O'Dowd, incorporated by reference from Exhibit 10.2 to Form 10-QSB filed August 18, 1999

 10.6               Agreement, dated as of January 21, 2000, by and between S&D
                    Land Holdings, Inc., Grand Pines Resorts, Inc. and Famous Dave's
                    of America, Inc., incorporated by reference from Exhibit 10.19 to
                    Form 10-Q filed May 16, 2000

 10.7               Promissory Note, dated January 21, 2000, by Famous Dave's
                    of America, Inc. and payable to S&D Land Holdings, Inc., in the initial principal amount of $750,000, incorporated by reference from
                    Exhibit 10.20 to Form 10-Q filed May 16, 2000

 10.8               Loan Agreement, dated as of January 21, 2000, by and between
                    FFCA Acquisition Corporation and MinWood Partners, Inc.,
                    incorporated by reference from Exhibit 10.21 to Form 10-Q filed
                    May 16, 2000

 10.9               Master Lease, dated as of January 21, 2000, by and between
                    MinWood Partners, Inc. and Famous Dave's of America, Inc.,
                    incorporated by reference from Exhibit 10.22 to Form 10-Q filed
                    May 16, 2000

 10.10              Loan Agreement, dated as of August 4, 2000, by and between FFCA
                    Funding Corporation and FDA Properties, Inc., incorporated by reference from Exhibit 10.13 to Form 10-K filed March 29, 2001

 10.11              Master Lease, dated as of August 4, 2000, by and between FDA
                    Properties, Inc. and Famous Dave's of America, Inc., incorporated by reference from Exhibit 10.5 to Form 10-K filed March 29, 2001

 10.12 FUMUME, LLC Operating Agreement, incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 13, 2001

 10.13              Contribution Agreement, dated as of May 31, 2001, by and between
                    Famous Dave's Ribs-U, Inc., and FUMUME, LLC. Agreement,
                    incorporated by reference from Exhibit 10.2 to Form 10-Q filed
                    August 13, 2001

 10.14              Management Agreement, dated as of May 18, 2001, by and among
                    FUMUME, LLC, FUMUME II, LLC, FUMUME III, LLC, and
                    Famous Dave's Ribs-U,  Inc. Agreement, incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 13, 2001

 10.15 Assignment and Assumption of Lease, dated as of May 18, 2001 dated September 16, 1997, between Famous Dave's Ribs-U, Inc.
                    and FUMUME II, LLC (Chicago) Agreement, incorporated by reference from Exhibit 10.4 to Form 10-Q filed August 13, 2001

 10.16              Re-affirmation of Guaranty, dated as of May 31, 2001, by
                    Famous Dave's of America, Inc. of obligations under Lease dated September 16, 1997, between Famous Dave's Ribs-U, Inc., predecessor-in-interest of FUMUME II, LLC, and D&H Building
                    Corporation. Agreement, incorporated by reference from Exhibit
                    10.5 to Form 10-Q filed August 13, 2001

 10.17 Service Mark License Agreement, dated as of May 31, 2001, by and between Famous Dave's of America, Inc. and FUMUME, LLC.
                    Agreement, incorporated by reference from Exhibit 10.6 to Form
                    10-Q filed August 13, 2001

 10.18              Amendment No. 1 to Employment Agreement dated September 1,
                    2001 between Famous Dave's of America, Inc. and Martin J.
                    O'Dowd, incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 14, 2001

 10.19              Area Development Option Agreement by and among Famous
                    Dave's of America, Inc. and Martin O'Dowd, incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 14, 2001

 10.20              1997 Employee Stock Option Plan (as amended through May 22,
                    2002), incorporated by reference from Exhibit 10.11 to Form 10-Q filed August 14, 2002

 10.21              1995 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 14,
                    2002

 10.22              1998 Director Stock Option Plan (as amended through
                    May 22, 2002), incorporated by reference from Exhibit 10.3 to Form
                    10-Q filed August 14, 2002

 21                 Subsidiaries of Famous Dave's of America, Inc.

 23.1               Consent of Grant Thornton LLP

 23.2               Consent of Virchow, Krause & Company, LLP

 99.1               Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002

 99.2               Financial Statements of Fumume, LLC and subsidiaries for the fiscal years ended December 30, 2001 and December 29, 2002