Form 10-K/A
period 2002-12-29
FAMOUS DAVES OF AMERICA INC
filed 2003-04-14
CIK 1021270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

                                 FORM 10-K/A

[X] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Explanatory Note

                  This Amendment No. 1 to the Annual Report on Form 10-K of Famous Dave's of America, Inc. amends and restates in its entirety Item 15 of
Part IV for the sole purpose of adding the financial statements of Fumume, LLC and subsidiaries for the fiscal years ended December 30, 2001 and December 29, 2002, which are being filed as Exhibit 99.2.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports and Form 8-K

         Item 15(1) and 15(d). Exhibits

                  Consolidated financials of Famous Dave's of America, Inc., are incorporated by reference to Item 8 of the Form 10-K filed March 28, 2003 and attached to such filing on pages F-1 through F-20. Financial Statements of Fumume, LLC for fiscal years ended December 30, 2001 and December 29, 2002 are attached to this Amendment No. 1 as Exhibit 99.2.

         Item 15(b)        Reports on Form 8-K.

                           None.



                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FAMOUS DAVE'S OF AMERICA, INC.
                             ("REGISTRANT")

Dated: April 14, 2003        By /s/ Martin J. O'Dowd
                                ------------------------
                                Martin J. O'Dowd
                                Chief Executive Officer, President and Secretary

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

 /s/ Thomas J. Brosig     Director
 --------------------
 Thomas J. Brosig

 /s/ Richard L. Monfort   Director
 ----------------------
 Richard L. Monfort

 /s/ K. Jeffrey Dahlberg  Director
 -----------------------
 K. Jeffrey Dahlberg

 /s/ Dean Riesen          Director
 ---------------
 Dean Riesen

                                 CERTIFICATIONS

I, Martin J. O'Dowd, certify that:

                  1. I have reviewed this annual report on Form 10-K/A of Famous Dave's of America, Inc.;

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

Dated: April 14, 2003                     /s/ Martin J. O'Dowd
                                          Martin J. O'Dowd
                                          President and Chief Executive Officer

I, Kenneth J. Stanecki, certify that:

                  1. I have reviewed this annual report on Form 10-K/A of Famous Dave's of America, Inc.;

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

Dated: April 14, 2003                     /s/ Kenneth J. Stanecki
                                          Kenneth J. Stanecki
                                          Chief Financial Officer

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

 21                 Subsidiaries of Famous Dave's of America, Inc., incorporated by reference from Exhibit 21 to Form 10-K filed on March 28, 2003.

 23.1               Consent of Grant Thornton LLP

 23.2               Consent of Virchow, Krause & Company, LLP

 99.1               Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002

 99.2               Financial Statements of Fumume, LLC and subsidiaries for the fiscal years ended December 30, 2001 and December 29, 2002