Form 10-Q
period 2003-03-30
FAMOUS DAVES OF AMERICA INC
filed 2003-05-09
CIK 1021270

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 30, 2003

 [] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

       At May 7, 2003 there were $11,400,795 shares of common stock, $.01 par value, outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes      No X
                                    ---      ---

                         FAMOUS DAVE'S OF AMERICA, INC.
                                 MARCH 30, 2003


                                TABLE OF CONTENTS

                                                                                                Page No.
  PART I        FINANCIAL INFORMATION

  Item 1        Condensed Consolidated Financial Statements


                  Condensed Consolidated Balance Sheets -
                  March 30, 2003 and December 29, 2002                                              3

                  Condensed Consolidated Statements of Operations -
                  For the thirteen weeks ended March 30, 2003 and March 31,
                  2002                                                                              4

                  Condensed Consolidated Statements of Cash Flows -
                  For the thirteen weeks ended March 30, 2003 and March 31,
                  2002                                                                              5

                  Notes to Condensed Consolidated Financial Statements                              6

  Item 2        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                         10

  Item 3        Quantitative and Qualitative Disclosures About Market Risk                         17

  Item 4        Controls and Procedures                                                            17

  PART II       OTHER INFORMATION

  Item 1        Legal Proceedings                                                                  17
  Item 6        Exhibits and Reports on Form 8-K                                                   17

                SIGNATURES                                                                         18

                CERTIFICATIONS                                                                     19


                                        2

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 30, 2003 AND DECEMBER 29, 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      (UNAUDITED)                 (AUDITED)
                                                                        MARCH 30,                DECEMBER 29,
                                                                          2003                       2002
                                                                -----------------------   -----------------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $                4,901    $                9,473
  Accounts receivable, net                                                       1,119                     1,026
  Inventories                                                                    1,897                     1,775
  Prepaids and other current assets                                              1,330                     1,276
                                                                -----------------------   -----------------------
      Total current assets                                                       9,247                    13,550

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                             52,969                    51,861

OTHER ASSETS:
  Notes receivable, net of current portion                                       1,305                     1,364
  Deposits                                                                         387                       375
  Debt issuance costs, net                                                         646                       653
  Deferred tax asset                                                             7,716                     7,014
                                                                -----------------------   -----------------------

TOTAL ASSETS                                                    $               72,270    $               74,817
                                                                =======================   =======================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                             $                  393    $                  387
  Current portion of capital lease obligations                                     657                       708
  Accounts payable                                                               2,645                     3,459
  Accrued payroll and related taxes                                                978                     1,036
  Other current liabilities                                                      1,719                     2,191
                                                                -----------------------   -----------------------
     Total current liabilities                                                   6,392                     7,781

LONG-TERM DEBT, NET OF CURRENT PORTION                                          12,319                    12,422
FINANCING LEASE OBLIGATION                                                       4,500                     4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                  298                       432
DEFERRED RENT                                                                    2,273                     2,117
DEFERRED GAIN, NET OF CURRENT PORTION                                              264                       273
                                                                -----------------------   -----------------------
     Total liabilities                                                          26,046                    27,525
                                                                -----------------------   -----------------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
  11,401 and 11,388 shares issued and outstanding                                  114                       114
  Additional paid-in capital                                                    54,248                    54,222
  Accumulated deficit                                                           (8,138)                   (7,044)
                                                                -----------------------   -----------------------
   TOTAL SHAREHOLDERS' EQUITY                                                   46,224                    47,292
                                                                -----------------------   -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $               72,270    $               74,817
                                                                =======================   =======================


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARES OUTSTANDING)
                                   (UNAUDITED)


                                                                                             THIRTEEN WEEKS ENDED
                                                                                   --------------------------------------------
                                                                                        MARCH 30,              MARCH 31,
                                                                                           2003                   2002
                                                                                   ---------------------  ---------------------

REVENUES                                                                           $             23,007   $             21,206
                                                                                   ---------------------  ---------------------

COSTS AND EXPENSES:
  Food and beverage costs                                                                         6,562                  6,681
  Labor and benefits                                                                              6,665                  5,797
  Operating expenses                                                                              5,366                  4,602
  Depreciation and amortization                                                                   1,243                  1,130
  Pre-opening expenses                                                                              222                      0
  General and administrative                                                                      2,173                  1,770
                                                                                   ---------------------  ---------------------
     Total costs and expenses                                                                    22,231                 19,980
                                                                                   ---------------------  ---------------------

INCOME FROM OPERATIONS                                                                              776                  1,226
                                                                                   ---------------------  ---------------------
OTHER INCOME (EXPENSE):
  Interest income                                                                                    62                     70
  Interest expense                                                                                 (393)                  (390)
  Gain on sale of property and equipment                                                             10                    771
  Other income (expense)                                                                            (96)                    40
  Equity in loss of unconsolidated affiliate                                                     (2,155)                  (428)
                                                                                   ---------------------  ---------------------
     Total other income (expense)                                                                (2,572)                    63
                                                                                   ---------------------  ---------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                                (1,796)                 1,289

INCOME TAX BENEFIT (EXPENSE)                                                                        701                   (498)
                                                                                   ---------------------  ---------------------

NET INCOME (LOSS)                                                                  $             (1,095)  $                791
                                                                                   =====================  =====================

BASIC NET INCOME (LOSS) PER COMMON SHARE                                           $              (0.10)  $               0.07
                                                                                   =====================  =====================

DILUTED NET INCOME (LOSS) PER COMMON SHARE                                         $              (0.10)  $               0.07
                                                                                   =====================  =====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                                           11,391,000             11,220,000
                                                                                   =====================  =====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                                         11,391,000             11,931,000
                                                                                   =====================  =====================



     SEE accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                THIRTEEN WEEKS ENDED
                                                                                        MARCH 30,                 MARCH 31,
                                                                                          2003                      2002
                                                                                 -----------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $               (1,095)   $                   791
  Adjustments to reconcile net income (loss) to cash flows from operating activities
    Depreciation                                                                                   1,243                      1,130
    Gain on disposal of property                                                                     (10)                      (771)
    Deferred Tax Asset                                                                              (702)                       498
    Deferred Rent                                                                                    156                        170
    Equity in loss of unconsolidated affiliate                                                     2,155                        428
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                                        (93)                       333
     Inventories                                                                                    (122)                       (59)
     Prepaids and other current assets                                                               (15)                      (195)
     Deposits                                                                                        (12)                       (14)
     Accounts payable                                                                               (814)                       895
     Accrued payroll and related taxes                                                               (58)                      (425)
     Other current liabilities                                                                      (472)                      (177)
                                                                                  -----------------------   ------------------------
      Cash flows from operating activities                                                           161                      2,604
                                                                                  -----------------------   ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment, and leasehold improvements                                0                      2,983
  Purchases of property, equipment and leasehold improvements                                     (2,351)                    (1,516)
  Investment in unconsolidated affiliate                                                          (2,155)                      (605)
  Repayments of advances from investment in unconsolidated affiliate                                   0                        392
  Advances on notes receivable                                                                         0                       (832)
  Payments received on notes receivable                                                               36                        820
                                                                                  -----------------------   ------------------------
      Cash flows from investing activities                                                        (4,470)                     1,242
                                                                                  -----------------------   ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for debt issuance costs                                                                    (9)                         0
  Net payments on line of credit                                                                       0                       (100)
  Payments on long-term debt                                                                         (96)                      (510)
  Payments on capital lease obligations                                                             (185)                      (245)
  Proceeds from exercise of stock options and warrants                                                27                        442
                                                                                  -----------------------   ------------------------
      Cash flows from financing activities                                                          (263)                      (413)
                                                                                  -----------------------   ------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (4,572)                     3,433

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     9,473                      7,398
                                                                                  -----------------------   ------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $                4,901    $                10,831
                                                                                  =======================   ========================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Stock options issued for debt issuance costs                                     $                    0    $                    41
                                                                                  =======================   ========================

 Equipment purchased under capital lease obligations                              $                    0    $                    45
                                                                                  =======================   ========================

 Common stock issued in connection with property acquired                         $                    0    $                   206
                                                                                  =======================   ========================



     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 30, 2003


(1) GENERAL

    Famous Dave's of America, Inc. ("Famous Dave's" or our "Company") currently operates or franchises 77 restaurants under the name "Famous Dave's" throughout various regions of the United States. Our restaurants, the majority of which offer full table service, feature hickory smoked, off-the-grill favorites served in one of our two casual formats: a "northwoods" style lodge, or a nostalgic roadhouse "shack". We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. At March 30, 2003, there were two additional company-owned and four franchised restaurants in development. As of March 31, 2002 we operated or franchised 58 restaurants, with two additional company-owned and three franchised units in development.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by us following the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with our most recent audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2002. In our opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made.

(3) IMPAIRMENT OF LONG-LIVED ASSETS

    Restaurant sites are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to future net cash flows expected to be generated on a restaurant-by-restaurant basis. If such a restaurant site is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the restaurant site exceeds the fair value. Restaurant sites to be disposed of are reported at the lower of their carrying amount or fair value on a restaurant-by-restaurant basis, less estimated costs to sell.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Our Company believes the adoption of SFAS No. 145 will not have a material effect on our Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date our Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Our Company believes the adoption of SFAS No. 146 will not have a material effect on our Company's consolidated financial position or results of operations.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 30, 2003

    Effective for the year ended December 31, 2002, our Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the disclosure and certain transition provisions of Statement 123, "Accounting for Stock-Based Compensation." The additional disclosure requirements of this pronouncement have not had a material impact on our Company's financial position or results of operations.

(5) NET INCOME (LOSS) PER SHARE OF COMMON STOCK

    Basic net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Our Company's diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and common share equivalents, when dilutive, for the reporting period. Following is a table (in thousands, except per share data) of a reconciliation of basic and diluted net income (loss) per common share:


                                                                  Thirteen Weeks Ended
                                                              March 30,           March 31,
                                                                 2003               2002
                                                          ----------------    ----------------
                NET INCOME PER SHARE - BASIC:
                 Net income (loss)                        $        (1,095)    $            791
                 Weighted average shares
                  Outstanding                                       11,391              11,220
                Net income (loss) per share - basic       $          (.10)    $            .07

                NET INCOME PER SHARE -DILUTED:
                 Net income (loss)                        $        (1,095)    $            791
                 Weighted average shares
                  Outstanding                                       11,391              11,220
                 Dilutive impact of common stock
                  equivalents outstanding                                0                 711
                                                          ----------------    ----------------
                 Weighted average shares and
                  potential dilutive shares
                  outstanding                                       11,391              11,931
                 Net income (loss) per share -
                  Dilutive                                $          (.10)    $            .07



    Options to purchase approximately 1,921,000 shares of common stock with a weighted average exercise price of $3.56 and warrants to purchase approximately 95,000 shares of common stock with a weighted average exercise price of $6.63 were excluded from the first quarter 2003 diluted computation because they were anti-dilutive.

    Options to purchase 2,500 shares of common stock with a weighted average exercise price of $8.20 were excluded from the first quarter 2002 diluted computation because they were anti-dilutive.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 30, 2003


(6) STOCK-BASED COMPENSATION

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

                                                                                 For Quarter Ended
                                                                        March 30, 2003         March 31, 2002
                                                                        (in thousands)         (in thousands)
                                                                   ------------------------- --------------------
        Net income (loss) as reported                              $                (1,095)  $               791
        Less:  Compensation expense determined under
               the fair value method, net of tax                                      (244)                (135)
                                                                   ------------------------- --------------------
        Pro forma net income (loss)                                $                (1,339)  $               656
                                                                   ========================= ====================

        Net income (loss) per share:
        Basic - as reported                                        $                 (0.10)  $              0.07
        Basic - pro forma                                                            (0.12)                 0.06
        Diluted - as reported                                                        (0.10)                 0.07
        Diluted - pro forma                                                          (0.12)                 0.06




(7) INCOME FROM FRANCHISEES

    As of March 30, 2003 we had 36 franchise-operated restaurants in 16 different states. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.

(8) RELATED PARTY TRANSACTIONS

     S&D Land Holdings, Inc. - S&D Land Holdings, Inc. ("S&D"), is a company wholly owned by our Company's founding shareholder and Chairman. We lease the real estate for three of our units from S&D. These leases have been in place since 1996.

(9) INCOME TAXES

  At March 30, 2003, our Company had federal and state net operating loss carryforwards ("NOL's") for tax reporting purposes of approximately $14.4 million, which, if not used, will begin to expire in 2011, and tax credit carry forwards of approximately $1.0 million which, if not used, will also begin to expire in 2011. Future changes in ownership of our Company may place limitations on the use of these net operating loss carry forwards. Our Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 30, 2003


(10) NOTES PAYABLE

  During the first quarter ended March 30, 2003, our Company did not incur any new notes payable. For the 13 week period ended March 30, 2003, future principal payments on the outstanding notes were approximately $12.7 million.

(11) FINANCING LEASE OBLIGATIONS

  During the first quarter ended March 30, 2003, our Company did not incur any new financing lease obligations. For the 13 week period ended March 30, 2003, future principal financing lease obligation payments were approximately $4.5 million.

(12) CAPITAL LEASE OBLIGATIONS

  During the first quarter ended March 30, 2003, our Company did not incur any new capital lease obligations. For the 13 week period ended March 30, 2003, future principal capital lease obligation payments were approximately $955,000.

(13) DEFERRED GAIN AND NOTE RECEIVABLE

  During the second quarter ended July 2, 2000, our Company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchises. Our Company financed part of the sale price on each transaction with notes that bear interest at 9.6% and 12% and require monthly payments of principal and interest. The balance on these notes receivable was approximately $753,000 as of March 30, 2003. They are secured by equipment and mature through July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. Our Company recorded a deferred gain on this sale and will recognize the gain over the term of the note receivable.

  Included in the notes receivable balance are several notes receivable with franchisees relating to the sale of assets. This information is detailed in our Company's Form 10-K for the fiscal year ended December 29, 2002. Total notes receivable as of March 30, 2003 was approximately $1.5 million.

(14) COMMITMENTS AND CONTINGENCIES

  Under the lease termination agreement with the LLC that owns the Chicago club (FUMUME, LLC), our Company is responsible for rent and property taxes through April 30, 2003.

(15) INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARY

  On February 26, 2003, our Company completed a transaction in which we disposed of our 40% interest in FUMUME. As a result, our obligations under the Operating Agreement and Management Agreement were terminated, including any obligation to fund cash operating loses. On March 21, 2003, our Company completed a transaction with the landlord at the Chicago location that will terminate our obligations under the lease. Under the agreement, we paid lease termination fees of approximately $1.6 million and are responsible for rent and property taxes through April 30, 2003. Losses related to this equity investment, including the lease termination fee, were approximately $2.2 million during the quarter ended March 30, 2003.

================================================================================
                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.

OVERVIEW

    The business of Famous Dave's of America, Inc. ("Famous Dave's" or our "Company") is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of March 30, 2003 we owned & operated or franchised 77 restaurants, with locations shown in the table below. In addition, we have signed development agreements representing commitments to develop an additional 132 franchised restaurants.

                           COMPANY
                            OWNED          FRANCHISED          TOTAL
           STATE          RESTAURANTS      RESTAURANTS      RESTAURANTS
           -----          -----------      -----------      -----------
       Alabama                0                1                 1
       Georgia                3                1                 4
       Illinois               9                4                13
       Indiana                0                1                 1
       Iowa                   3                1                 4
       Kentucky               0                1                 1
       Maryland               5                0                 5
       Minnesota             12                6                18
       Montana                0                1                 1
       Nebraska               1                4                 5
       New Jersey             0                1                 1
       North Dakota           0                1                 1
       Ohio                   0                1                 1
       Oklahoma               1                0                 1
       South Dakota           0                1                 1
       Tennessee              0                3                 3
       Texas                  2                0                 2
       Utah                   0                2                 2
       Virginia               5                0                 5
       Wisconsin              0                7                 7
                          ---------------------------------------------
                             41               36                77


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

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Company's Form 10-K for the fiscal year ended December 29, 2002.


RESULTS OF OPERATIONS

    Our restaurant level operating profit expressed as a percentage of restaurant revenues is as follows: (this does not include any of our Franchise Royalty Income, Licensing Royalty Income, or Franchise Fee Income):

                                                  THIRTEEN WEEKS ENDED
                                               MARCH 30,          MARCH 31,
                                                 2003               2002
                                              (UNAUDITED)        (UNAUDITED)

RESTAURANT REVENUES                             100.0%             100.0%

UNIT-LEVEL COSTS AND EXPENSES
  Food and beverage costs                        30.0%              32.6%
  Labor and benefits                             30.4%              28.3%
  Operating expenses                             24.5%              22.4%
  Depreciation and amortization                   5.4%               5.2%
  Depreciation and amortization                   5.4%               5.2%
                                              -------------     --------------
   Total costs and expenses                      90.3%              88.5%
                                              -------------     --------------

RESTAURANT-LEVEL OPERATING PROFIT                 9.7%              11.5%
                                              =============     ==============

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



REVENUES:

    RESTAURANT REVENUES

    Restaurant revenues for the 13 weeks ended March 30, 2003 were $21,893,000 compared to $20,488,000 for the same period in 2002, a 6.9% increase. This increase was a result of revenues generated by new restaurants, and offset by a decrease in comparable same store sales and the sale of company-operated restaurants to franchisees.

    As of March 30, 2003, our Company had 30 restaurants that had been open for more than 18 months and these restaurants reported decreases in same store sales of approximately 2.7% in the 13 weeks ended March 30, 2003. The decline in sales resulted from a difficult economic environment and severe winter weather.

    OTHER REVENUE

    Other revenue for our Company consists of franchise royalties, franchise fees and licensing royalties. Franchise royalty income is based on a percent of sales. Franchise royalties increased approximately 47% for the 13 weeks ended March 30, 2003 as compared to the 13 weeks ended March 31, 2002. This increase was primarily a result of 12 additional franchise-operated restaurants that opened between March 31, 2002 and March 30, 2003.

    Franchise fee income amounts reflect initial non-refundable fixed fees and are recorded as revenue when an agreement is signed, and no additional material services are required by our Company. Franchise fees increased approximately 128% for the 13 weeks ended March 30, 2003 as compared to the 13 weeks ended March 31, 2002. This change was primarily a result of an increase in the number of franchise-operated restaurant openings.

    We also receive licensing royalty income based on sales of branded products including sauces, seasoning and prepared meats. Licensing royalties decreased approximately 9% for the 13 weeks ended March 30, 2003 as compared to the 13 weeks ended March 31, 2002. This decrease was primarily a result of lower branded product sales.

    The chart below shows a summary of revenues by type:

                                                   THIRTEEN WEEKS ENDED
                                                MARCH 30,          MARCH 31,
                                                  2003               2002
                                               (UNAUDITED)        (UNAUDITED)
REVENUE:
  Restaurant Revenues                                 $21,893          $20,488
  Franchise Royalty Income                                833              567
  Franchise Fees                                          239              105
  Licensing Royalty Income                                 42               46
                                                  -------------    -------------
   TOTAL REVENUES                                     $23,007          $21,206
                                                  =============    =============

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FOOD AND BEVERAGE COSTS

  Food and beverage costs for the 13 weeks ended March 30, 2003 were $6,562,000 or 30.0% of restaurant revenue, compared to $6,681,000 or 32.6% of restaurant revenue for the 13 weeks ended March 31, 2002. The decrease in food and beverage costs as a percent of restaurant revenue was due to lower commodity costs, primarily a reduction in the cost of ribs.

LABOR AND BENEFITS

  Labor and benefits for the 13 weeks ended March 30, 2003 were $6,665,000 or 30.4% of restaurant revenue, compared to $5,797,000 or 28.3% of restaurant revenue for the 13 weeks ended March 31, 2002. This increase in labor and benefits as a percentage of restaurant revenue was primarily due to increased staffing and inefficiencies at new restaurants and the related increase in benefits costs.

OPERATING EXPENSES

  Operating expenses for the 13 weeks ended March 30, 2003, were $5,366,000 or 24.5% of restaurant revenue, compared to $4,602,000 or 22.4% of restaurant revenue for the 13 weeks ended March 31, 2002. The increase in operating expenses as a percent of restaurant revenue was a result of higher utility costs and the effect of higher fixed occupancy costs against lower average revenues.

DEPRECIATION AND AMORTIZATION

  Unit-level depreciation and amortization for the 13 weeks ended March 30, 2003, was $1,178,000 or 5.4% of restaurant revenue, compared to $1,064,000 or 5.2% of restaurant revenue for the 13 weeks ended March 31, 2002. Total company depreciation and amortization for the 13 weeks ended March 30, 2003 was $1,243,000 or 5.4% of total revenue, compared to $1,130,000 or 5.3% of total revenue for the 13 weeks ended March 31, 2002. The increase in the depreciation and amortization dollar amount was primarily a result of new restaurant openings.

PRE-OPENING EXPENSES

  Pre-opening expenses for the 13 weeks ended March 30, 2003, was $222,000 or 1.0% of restaurant revenue, compared to no pre-opening expenses for the 13 weeks ended March 31, 2002. No new restaurants were opened in the first quarter of 2002.

RESTAURANT-LEVEL OPERATING PROFIT

  Restaurant-level operating profit represents income from restaurant operations before general and administrative expenses, and excludes licensing, royalty and fee income. Restaurant-level operating profit totaled $2,126,000 or 9.7% of restaurant revenue for the 13 weeks ended March 30, 2003, compared to $2,358,000 or 11.5% of restaurant revenue for the 13 weeks ended March 31, 2002. Although restaurant-level operating profit should not be considered an alternative to income from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The decrease in restaurant-level operating profit for the quarter, both in amount and as a percent of restaurant revenue from 2002 to 2003, was primarily attributable to the increase in operating expenses as a percent of revenues, as outlined in the previous sections.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative ("G&A") expenses for the 13 weeks ended March 30, 2003 were $2,173,000 or 9.4% of total revenue, compared to $1,770,000 or 8.3% of total revenue for the 13 weeks ended March 31, 2002. The increase in general and administrative expenses reflected increased personnel at the corporate level and increased recruiting and training costs to support restaurant and franchise growth.

INCOME FROM OPERATIONS

  Income from operations totaled $776,000 or 3.4% of total revenue for the 13 weeks ended March 30, 2003, compared to $1,226,000 or 5.8% of operating revenue for the 13 weeks ended March 31, 2002. The decrease in income was primarily attributable to an increase in operating expenses as outlined above.

INTEREST INCOME

  Interest income was $62,000 or .3% of total revenue for the 13 weeks ended March 30, 2003, compared to $70,000 or 0.3% of total revenue for the 13 weeks ended March 31, 2002. The decrease in dollars was a result of a smaller number of total outstanding notes receivable, payable to our Company.

INTEREST EXPENSE

  Interest expense was $393,000 or 1.7% of total revenue for the 13 weeks ended March 30, 2003, compared to $390,000 or 1.8% of total revenue for the 13 weeks ended March 31, 2002. The decrease in interest expense as a percentage of total revenue was a result of no new debt financing.

GAIN (LOSS) ON SALE OF ASSETS AND OTHER INCOME (EXPENSE)

  During the 13 weeks ended March 30, 2003, our Company recorded a loss on the sale of assets and other expenses, net, of $(86,000), or (0.4)% of total revenue. This compares to a net gain of $811,000, or 3.8% of total revenue for the 13 weeks ended March 31, 2002. The recorded loss of $(86,000) in 2003 was primarily attributable to the write-off of costs associated with a failed site.

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

  In exchange for a 40% interest in FUMUME, our Company agreed to contribute:
(i) $825,507 in working capital, (ii) the assets comprising Famous Dave's Ribs and Blues Club in Chicago and (iii) certain rights to use Famous Dave's various licensed marks. In addition, our Company agreed to reimburse FUMUME for operating losses incurred at the Memphis and Chicago clubs, and provide various management services for the clubs. In exchange for these services, our Company received a fee equal to 3% of gross sales per year.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    On February 26, 2003, our Company completed a transaction in which our Company disposed of our 40% interest in FUMUME. As a result, our obligations under the Operating Agreement and Management Agreement were terminated, including any obligation to fund cash operating losses. On March 21, 2003, our Company completed a transaction with the landlord at the Chicago location that will terminate our obligations under the lease. Under the agreement, we paid lease termination fees of approximately $1.7 million and were responsible for rent and property taxes through April 30, 2003.

    In the 13 weeks ended March 30, 2003, our Company recorded a loss on unconsolidated affiliate of $(2,155,000) or (9.4)% of total revenue, compared to $(428,000) or (2.0)% of total revenue for the 13 weeks ended March 31, 2002. This increase in the loss in unconsolidated affiliate was a result of lease termination costs associated with the FUMUME investment and costs associated with the disposal of our 40% interest.

INCOME TAX PROVISION

    For the 13 weeks ended March 30, 2003, our Company recorded an income tax benefit of $701,000, or approximately 39% of the loss before taxes.

NET INCOME (LOSS) PER COMMON SHARE

    The net income (loss) for the 13 weeks ended March 30, 2003 was $(1,095,000) or $(.10) per share on approximately 11,391,000 weighted average diluted shares outstanding, compared to $791,000 or $.07 per share on approximately 11,931,000 weighted average diluted shares outstanding for the 13 weeks ended March 31, 2002. The decrease in net income per share was primarily a result of the FUMUME lease termination charge.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    During the 13 weeks ended March 30, 2003, our balance of cash and cash equivalents decreased by $4,572,000 to approximately $4,901,000 from the March 31, 2002 balance. The decrease in cash and cash equivalents was due primarily to purchases of assets related to the development of new company-operated restaurants and the lease termination costs associated with the FUMUME investment (approximately $1.7 million).

    To continue our expansion, we anticipate that additional financing will likely be required during the next 12 months. Any proceeds from financing will be used to purchase real estate and develop company-owned restaurants. For the next 12 months, we believe that future development and expansion will be funded or financed primarily through cash and short-term investments currently held, and proceeds from forms of financing such as mortgages or other credit facilities. However, there can be no assurance that additional financing required for expansion will be available on terms acceptable or favorable to us.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

  Our significant accounting policies are described in Note One to the consolidated financial statements included in our annual report for the year ended December 29, 2002. The accounting policies used in preparing our interim 2003 consolidated condensed financial statements are the same as those described in our annual report.

  Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) property, equipment and leasehold improvements impairments; (b) initial franchise revenues; (c) investment in unconsolidated subsidiary; and (d) deferred tax asset valuation allowance. The evaluation of long-lived assets for impairment involves management judgment in estimating future cash flows related to and fair values of such assets. Initial franchise revenues are recognized when our Company has performed substantially all of its obligations as franchisor. Management records the investment in unconsolidated subsidiary on the equity method based on our Company's net loss obligation (100% of the cash loss). The evaluation of our deferred tax asset involves our judgment of our company's future utilization of loss carryforwards and tax credits.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: our ability to expand into new markets; our ability to execute our expansion strategy; changes in business strategy or development plans; availability and terms of capital; changes in costs of food, labor, and employee benefits; changes in government regulations; competition; availability of locations and terms of sites for restaurant development; development and operating costs; advertising and promotional efforts; and brand awareness. For further information regarding these and other factors, see our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 3.

MARKET RISK SENSITIVITY

  Our Company's financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents certificates of deposits and all other investments with original maturities of 90 days or less when purchased and which are readily convertible into known amounts of cash. Our Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. Our Company's long-term debt is not subject to interest rate risk because all of our Company's long-term debt has fixed rates of interest. Our Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instruments.


ITEM 4.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Our Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1     Certification from Chief Executive Officer.
         99.2     Certification from Chief Financial Officer.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FAMOUS DAVE'S OF AMERICA, INC.


May 5, 2003                                /s/ Martin J. O'Dowd
                                           ---------------------
                                           Martin J. O'Dowd
                                           President and Chief Executive Officer

May 5, 2003                                /s/ Kenneth J Stanecki
                                           -----------------------
                                           Kenneth J. Stanecki
                                           Chief Financial Officer

                                 CERTIFICATIONS


I, Martin J. O'Dowd, President and Chief Executive Officer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Famous Dave's of America, Inc. (our "Company");
    2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respects to the period covered by this quarterly report.;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of our Company as of, and for, the periods presented in this quarterly report.;
    4. Our Company's other officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for our Company and we have:
             a. designed such disclosure controls and procedures to ensure that material information relating to our Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
             b. evaluated the effectiveness of our Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the
                 "Evaluation Date") and
             c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5. Our Company's other certifying officers and I have disclosed, based on our most recent evaluation, to our Company's auditors and the audit committee of Company's board of directors:
             a. All significant deficiencies in the design or operation of internal controls which could adversely affect our Company's ability to record, process, summarize and report financial data and have identified for our Company's auditors any material weaknesses in internal controls; and
             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in our Company's internal controls; and
    6. Our Company's other certifying officers and I have identified in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003                       /s/ Martin J. O'Dowd
                                         --------------------
                                         Martin J. O'Dowd
                                         President and Chief Executive Officer

                                 CERTIFICATIONS


I, Kenneth J. Stanecki, Chief Financial Officer certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Famous Dave's of America, Inc. (our "Company");
    2 Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respects to the period covered by this quarterly report.;
    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of our Company as of, and for, the periods presented in this quarterly report.;
    4. Our Company's other officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for our Company and we have:
             a. designed such disclosure controls and procedures to ensure that material information relating to our Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
             b. evaluated the effectiveness of our Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date") and
             c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5. Our Company's other certifying officers and I have disclosed, based on our most recent evaluation, to our Company's auditors and the audit committee of Company's board of directors:
             a. All significant deficiencies in the design or operation of internal controls which could adversely affect our Company's ability to record, process, summarize and report financial data and have identified for our Company's auditors any material weaknesses in internal controls; and
             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in our Company's internal controls; and
    6. Our Company's other certifying officers and I have identified in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 5, 2003                         /s/ Kenneth J. Stanecki
                                           -----------------------
                                           Kenneth J. Stanecki
                                           Chief Financial Officer