Form 10-Q
period 2003-06-29
FAMOUS DAVES OF AMERICA INC
filed 2003-08-12
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended June 29, 2003

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

                                  Yes   X       No
                                      -----        -----

         Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes           No   X
                                      -----        -----

        At August 6, 2003 there were 12,119,382 shares of common stock,
                          $.01 par value, outstanding.

                         FAMOUS DAVE'S OF AMERICA, INC.
                                  JUNE 29, 2003


                                TABLE OF CONTENTS

                                                                                            PAGE NO.
                                                                                            --------
PART I     FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets -
           June 29, 2003 and December 29, 2002                                                  3

           Condensed Consolidated Statements of Operations -
           For the twenty-six and thirteen weeks ended June 29, 2003 and June
           30, 2002                                                                             4

           Condensed Consolidated Statements of Cash Flows -
           For the twenty-six weeks ended June 29, 2003 and June 30, 2002                       5

           Notes to Condensed Consolidated Financial Statements                                 6

Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               12

Item 3     Quantitative and Qualitative Disclosures About Market Risk                          20

Item 4     Controls and Procedures                                                             20

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                                   20

Item 4     Submission of Matters to a Vote of Security Holders                                 20

Item 6     Exhibits and Reports on Form 8-K                                                    21

           SIGNATURES                                                                          22

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 29, 2003 AND DECEMBER 29, 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   (UNAUDITED)        (AUDITED)
                                                                     JUNE 29,        DECEMBER 29,
                                                                   -----------       ------------
                                                                       2003              2002
                                                                   -----------       ------------
                                            ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $  6,144          $  9,473
 Accounts receivable, net                                             1,422             1,026
 Inventories                                                          2,062             1,775
 Prepaids and other current assets                                    1,472             1,276
                                                                   --------          --------
   Total current assets                                              11,100            13,550

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                  50,672            51,861

OTHER ASSETS:
 Notes receivable, net of current portion                             1,244             1,364
 Deposits                                                               394               375
 Debt issuance costs, net                                               622               653
 Deferred tax asset                                                   8,676             7,014
                                                                   --------          --------

TOTAL ASSETS                                                       $ 72,708          $ 74,817
                                                                   ========          ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                 $    401          $    387
 Current portion of capital lease obligations                           583               708
 Accounts payable                                                     2,200             3,459
 Accrued payroll and related taxes                                    1,490             1,036
 Other current liabilities                                            1,991             2,191
                                                                   --------          --------
   Total current liabilities                                          6,665             7,781

LONG-TERM DEBT, NET OF CURRENT PORTION                               13,489            12,422
FINANCING LEASE OBLIGATION                                            4,500             4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       194               432
DEFERRED RENT                                                         2,421             2,117
DEFERRED GAIN, NET OF CURRENT PORTION                                   254               273
                                                                   --------          --------
   Total liabilities                                                 27,523            27,525
                                                                   --------          --------

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value, 100,000 shares authorized,
   11,605 and 11,388 shares issued and outstanding                      116               114
 Additional paid-in capital                                          54,710            54,222
 Accumulated deficit                                                 (9,641)           (7,044)
                                                                   --------          --------
   Total shareholders' equity                                        45,185            47,292
                                                                   --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 72,708          $ 74,817
                                                                   ========          ========


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARES OUTSTANDING)
                                  (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED                 TWENTY SIX WEEKS ENDED
                                                          -------------------------------       -------------------------------
                                                            JUNE 29,           JUNE 30,           JUNE 29,           JUNE 30,
                                                              2003               2002               2003               2002
                                                          ------------       ------------       ------------       ------------

REVENUES                                                  $     25,941       $     24,207       $     48,948       $     45,413

COSTS AND EXPENSES:
 Food and beverage costs                                         7,326              7,194             13,888             13,875
 Labor and benefits                                              7,099              6,361             13,764             12,158
 Operating expenses                                              5,892              5,148             11,258              9,737
 Depreciation and amortization                                   1,247              1,146              2,489              2,276
 Asset impairment charge                                         3,474                  0              3,474                  0
 Pre-opening expenses                                              284                318                506                330
 General and administrative                                      2,124              2,020              4,298              3,791
                                                          ------------       ------------       ------------       ------------
   Total costs and expenses                                     27,446             22,187             49,677             42,167
                                                          ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                   (1,505)             2,020               (729)             3,246
                                                          ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
 Interest income                                                    58                137                120                207
 Interest expense                                                 (471)              (361)              (863)              (751)
 Gain on sale of property and equipment                             10                  2                 19                772
 Other income (expense)                                           (556)                84               (652)               123
 Equity in loss of unconsolidated affiliate                          0               (120)            (2,155)              (548)
                                                          ------------       ------------       ------------       ------------
   Total other income (expense)                                   (959)              (258)            (3,531)              (197)
                                                          ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                               (2,464)             1,762             (4,260)             3,049

INCOME TAX BENEFIT (EXPENSE)                                       961               (691)             1,662             (1,189)
                                                          ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                         $     (1,503)      $      1,071       $     (2,598)      $      1,860
                                                          ============       ============       ============       ============

BASIC NET INCOME (LOSS) PER COMMON SHARE                  $      (0.13)      $       0.09       $      (0.23)      $       0.16
                                                          ============       ============       ============       ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE                $      (0.13)      $       0.09       $      (0.23)      $       0.16
                                                          ============       ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC          11,448,381         11,348,107         11,419,918         11,283,920
                                                          ============       ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED        11,448,381         11,998,155         11,419,918         11,964,679
                                                          ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              TWENTY SIX WEEKS ENDED
                                                                                            JUNE 29,          JUNE 30,
                                                                                              2003              2002
                                                                                            --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                          $ (2,598)         $  1,860
 Adjustments to reconcile net income (loss) to cash flows from operating activities
  Depreciation                                                                                 2,489             2,276
  Amortization of debt issuance costs                                                             39                27
  Loss (gain) on disposal of property                                                            366              (772)
  Asset impairment charge                                                                      3,474                 0
  Deferred tax asset                                                                          (1,662)            1,189
  Deferred rent                                                                                  304               427
  Equity in loss of unconsolidated affiliate                                                   2,155               548
  Changes in operating assets and liabilities:
   Accounts receivable, net                                                                     (396)              405
   Inventories                                                                                  (287)             (283)
   Prepaids and other current assets                                                            (149)             (122)
   Deposits                                                                                      (19)               95
   Accounts payable                                                                           (1,259)            1,847
   Accrued payroll and related taxes                                                             454              (103)
   Other current liabilities                                                                    (200)             (334)
                                                                                            --------          --------
    Cash flows from operating activities                                                       2,711             7,060
                                                                                            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, equipment, and leasehold improvements                             0             2,983
 Purchases of property, equipment and leasehold improvements                                  (3,888)           (5,318)
 Investment in unconsolidated affiliate                                                       (2,155)             (687)
 Repayments of advances from investment in unconsolidated affiliate                                0               392
 Advances on notes receivable                                                                      0              (887)
 Payments received on notes receivable                                                            74               908
                                                                                            --------          --------
    Cash flows from investing activities                                                      (5,969)           (2,609)
                                                                                            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments for debt issuance costs                                                                 (9)                0
 Net payments on line of credit                                                                    0              (100)
 Payments on long-term debt                                                                     (190)           (1,057)
 Payments on capital lease obligations                                                          (364)             (488)
 Proceeds from exercise of stock options and warrants                                            492               566
                                                                                            --------          --------
    Cash flows from financing activities                                                         (71)           (1,079)
                                                                                            --------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (3,329)            3,372

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 9,473             7,398
                                                                                            --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $  6,144          $ 10,770
                                                                                            ========          ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Stock options issued for debt issuance costs                                               $      0          $     41
                                                                                            ========          ========

 Equipment purchased under capital lease obligations                                        $      0          $     45
                                                                                            ========          ========

 Common stock issued in connection with property acquired                                   $      0          $    206
                                                                                            ========          ========

 Equipment purchased with notes payable                                                     $      0          $  1,423
                                                                                            ========          ========


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 29, 2003


(1) GENERAL

    Famous Dave's of America, Inc. ("Famous Dave's" or our "Company") owns and operates or franchises restaurants under the name "Famous Dave's" throughout various regions of the United States. As of June 29, 2003, there were 83 Famous Dave's restaurants including 43 company-operated and 40 franchise-operated. Our restaurants, the majority of which offer full table service, feature hickory smoked, off-the-grill favorites served in one of our two casual formats: a "northwoods" style lodge, or a nostalgic roadhouse "shack". We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. At June 29, 2003, there were five franchised restaurants in development. As of June 30, 2002 we operated or franchised 64 restaurants, with three additional company-owned and two franchised units in development.

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

    After evaluating revenue and cash flow projections at company-operated restaurants, we recorded $3.5 million in impairment charges for five under-performing restaurants during the second quarter ended June 29, 2003. Four of these restaurants were opened within the past 12 months and have produced revenues significantly below expectations. We are reviewing our options relative to all of these properties, which may include the sale or closing of the restaurants. Our Company expects to incur an additional $600,000 in lease buyout and related expenses over the next two quarters.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 29, 2003


(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

    In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Because our Company does not currently utilize derivative instruments or engage in hedging activities, management does not believe the adoption of this statement will have any immediate material impact on our Company.

    In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The changes in this statement will result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. Reliability of accounting information will be improved by providing a portrayal of an entity's capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this statement. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this statement will have any immediate material impact on our Company.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 29, 2003


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

                                                   Thirteen Weeks Ended              Twenty Six Weeks Ended
                                                --------------------------         --------------------------
                                                June 29,          June 30,         June 29,          June 30,
                                                  2003              2002             2003              2002
                                                --------          --------         --------          --------
NET INCOME (LOSS) PER SHARE - BASIC:
 Net income (loss)                              $ (1,503)         $  1,071         $ (2,598)         $  1,860
 Weighted average shares - outstanding            11,448            11,348           11,420            11,284
 Net income (loss) per share - basic            $  (0.13)         $   0.09         $  (0.23)         $   0.16

NET INCOME (LOSS) PER SHARE -DILUTED:
 Net income (loss)                              $ (1,503)         $  1,071         $ (2,598)         $  1,860
 Weighted average shares outstanding              11,448            11,348           11,420            11,284
 Dilutive impact of common stock
  equivalents outstanding                              0               650                0               681
                                                --------          --------         --------          --------
 Weighted average shares and
  potential dilutive shares outstanding           11,448            11,998           11,420            11,965
 Net income (loss) per share - dilutive         $  (0.13)         $   0.09         $  (0.23)         $   0.16


    Options and warrants to purchase approximately 1,218,000 and 22,500 shares of common stock with a weighted average exercise price of $3.84 and $8.08 were outstanding at June 29, 2003 and June 30, 2002, respectively, but were excluded from the 13 week diluted computation because they were anti-dilutive.

    Options and warrants to purchase approximately 1,595,000 and 58,000 shares of common stock with a weighted average exercise price of $3.53 and $7.85 were outstanding at June 29, 2003 and June 30, 2002, respectively, but were excluded from the 26 week diluted computation because they were anti-dilutive.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 29, 2003


(6) STOCK-BASED COMPENSATION

    In accordance with Accounting Principles Board (APB) Opinion No. 25, our Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of our Company's common stock at the grant date over the amount the employee must pay for the stock. Our Company's policy is to grant stock options at fair value at the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if our Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data).

                                                         Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                    -----------------------------         -----------------------------
                                                     June 29,           June 30,           June 29,           June 30,
                                                       2003               2002               2003               2002
                                                    ----------         ----------         ----------         ----------
Net income (loss) as reported                       $  (1,503)         $   1,071          $  (2,598)         $   1,860
Less: Compensation expense determined under
      the fair value method, net of tax                  (243)              (267)              (487)              (402)
                                                    ---------          ---------          ---------          ---------
Pro forma net income (loss)                         $  (1,746)         $     804          $  (3,085)         $   1,458
                                                    =========          =========          =========          =========

Net income (loss) per share:
Basic - as reported                                 $   (0.13)         $    0.09          $   (0.23)         $    0.16
Basic - pro forma                                       (0.15)              0.07              (0.27)              0.13
Diluted - as reported                                   (0.13)              0.09              (0.23)              0.16
Diluted - pro forma                                     (0.15)              0.07              (0.27)              0.12


(7) INCOME FROM FRANCHISEES

    As of June 29, 2003 we had 40 franchise-operated restaurants in 18 different states. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.

(8) RELATED PARTY TRANSACTIONS

    S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. ("S&D"), is a company wholly owned by our Company's founding shareholder and Chairman. Through May 29, 2003, we leased three real estate units from S&D. On May 29, 2003, our Company acquired all of S&D's interest in one of these properties and negotiated a new operating lease directly with the landlord. Our Company paid S&D $243,707 as full consideration for the assignment of the lease and termination of the sublease. This amount represented the unamortized balance of S&D's original purchase price of the leasehold interest utilizing the 10% interest factor that was assumed by S&D and our Company on January 1, 1996 at the time the sublease was executed.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 29, 2003


(9) INCOME TAXES

    At June 29, 2003, our Company had federal and state net operating loss carryforwards ("NOL's") for tax reporting purposes of approximately $14.4 million, which, if not used, will begin to expire in 2011, and tax credit carry forwards of approximately $1.0 million which, if not used, will also begin to expire in 2011. Future changes in ownership of our Company may place limitations on the use of these net operating loss carry forwards. Our Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities.

(10) NOTES PAYABLE

    We incurred one new note payable during the second quarter ended June 29,2003, with GE Capital Franchise Finance Corporation, of approximately $1,272,000. The note is payable in estimated monthly installments of $11,000, which includes an initial variable interest rate of approximately 7.5%, and is secured by the real estate and equipment at one of our new company-owned restaurants. As of June 29, 2003, future principal payments on the outstanding notes were approximately $13.9 million.

(11) FINANCING LEASE OBLIGATIONS

    We did not incur any new financing lease obligations during the second quarter ended June 29, 2003. As of June 29, 2003, future principal financing lease obligation payments were approximately $4.5 million.

(12) CAPITAL LEASE OBLIGATIONS

    We did not incur any new capital lease obligations during the second quarter ended June 29, 2003. As of June 29, 2003, future principal capital lease obligation payments were approximately $777,000.

(13) DEFERRED GAIN AND NOTE RECEIVABLE

    During the second quarter ended July 2, 2000, our Company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchises. Our Company financed part of the sale price on each transaction with notes that bear interest at 9.6% and 12% and require monthly payments of principal and interest. The principal balance on these note receivables were approximately $736,000 as of June 29, 2003. They are secured by equipment and mature July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. We recorded a deferred gain on this sale and are recognizing the gain over the term of the note receivable. We did not incur any new note receivable lease obligations during the second quarter ended June 29, 2003.

     Included in the notes receivable balance are several notes with franchisees relating to the sale of assets. This information is detailed in our Company's Form 10-K for the fiscal year ended December 29, 2002. The total notes receivable balance as of June 29, 2003 was approximately $1.45 million.

(14) COMMITMENTS AND CONTINGENCIES

    None.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 29, 2003



(15) INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARY

    On February 26, 2003, our Company completed a transaction in which we disposed of our 40% interest in FUMUME, LLC. As a result, our obligations under the Operating Agreement and Management Agreement were terminated, including any obligation to fund cash operating losses. On March 21, 2003, our Company completed a transaction with the landlord at the Chicago location that terminated our obligations under the lease. Under the agreement, we paid lease termination fees of approximately $1.6 million and were responsible for rent and property taxes through April 30, 2003. Losses related to this equity investment, including the lease termination fee, were approximately $2.2 million, which were recorded in the first quarter ended March 30, 2003. For the quarter ended June 29, 2003, our Company no longer had any equity interests or obligations and incurred no losses related to this equity investment.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  Management's Discussion and Analysis

OVERVIEW

    The business of Famous Dave's of America, Inc. ("Famous Dave's" or our "Company") is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of June 29, 2003, we owned & operated or franchised 83 restaurants, with locations shown in the table below. In addition, we have signed development agreements representing commitments to develop an additional 148 franchised restaurants.

                                     JUNE 29, 2003                                    JUNE 30, 2002
                     --------------------------------------------    --------------------------------------------

                       COMPANY                                          COMPANY
                        OWNED         FRANCHISED         TOTAL           OWNED        FRANCHISED         TOTAL
      STATE          RESTAURANTS      RESTAURANTS     RESTAURANTS     RESTAURANTS     RESTAURANTS     RESTAURANTS
      -----          -----------      -----------     -----------     -----------     -----------     -----------
Alabama                    0               1               1               0               1               1
Arkansas                   1               0               1               0               0               0
Georgia                    3               1               4               0               1               1
Illinois                   9               4              13               9               4              13
Indiana                    0               1               1               0               1               1
Iowa                       3               1               4               3               0               3
Kansas                     0               1               1               0               0               0
Kentucky                   0               1               1               0               1               1
Maryland                   5               0               5               5               0               5
Michigan                   0               1               1               0               0               0
Minnesota                 12               6              18              12               6              18
Montana                    0               1               1               0               0               0
Nebraska                   1               4               5               1               2               3
New Jersey                 0               3               3               0               1               1
North Dakota               0               1               1               0               1               1
Ohio                       0               1               1               0               1               1
Oklahoma                   1               0               1               0               0               0
South Dakota               0               1               1               0               1               1
Tennessee                  0               3               3               0               1               1
Texas                      2               0               2               0               0               0
Utah                       0               2               2               2               0               2
Virginia                   6               0               6               5               0               5
Wisconsin                  0               7               7               0               6               6
                 -----------     -----------     -----------     -----------     -----------     -----------
                          43              40              83              37              27              64


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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Components of operating expenses include operating payroll and employee benefits, occupancy costs, repairs and maintenance, advertising and promotion. Certain of these costs are variable and will increase with sales volume. The primary fixed costs are corporate and restaurant management and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three months of operation. As restaurant management and staff gain experience after the opening of a new restaurant, improvements are seen in expense controls such as labor scheduling, food cost management and operating expenses, and expense levels are brought down to levels similar to those at our more established restaurants.

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

RESULTS OF OPERATIONS

    Our restaurant level operating profit expressed as a percentage of restaurant revenues is as follows: (this does not include any of our franchise royalty income, licensing royalty income, franchise fee income, general and administrative expenses and asset impairment charges):

                                                THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                          --------------------------------          --------------------------------
                                            JUNE 29,             JUNE 30,             JUNE 29,             JUNE 30,
                                              2003                 2002                 2003                 2002
                                          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                          -----------          -----------          -----------          -----------

RESTAURANT REVENUES                             100.0%               100.0%               100.0%               100.0%

UNIT-LEVEL COSTS AND EXPENSES
  Food and beverage costs                        29.9%                31.5%                29.9%                32.0%
  Labor and benefits                             29.0%                27.8%                29.7%                28.0%
  Operating expenses                             24.0%                22.5%                24.2%                22.5%
  Depreciation and amortization                   4.8%                 4.7%                 5.1%                 4.9%
  Pre-opening expenses                            1.2%                 1.4%                 1.1%                 0.8%
                                          -----------          -----------          -----------          -----------
      Total costs and expenses                   88.9%                87.9%                90.0%                88.2%
                                          -----------          -----------          -----------          -----------
RESTAURANT-LEVEL OPERATING PROFIT                11.1%                12.1%                10.0%                11.8%
                                          ===========          ===========          ===========          ===========

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES:

    RESTAURANT REVENUES

    Restaurant revenues for the 13 weeks ended June 29, 2003 were $24,523,000 compared to $22,870,000 for the same period in 2002, a 7.2% increase. For the 26 weeks ended June 29, 2003, restaurant revenues were $46,416,000 compared to $43,358,000 for the same period in 2002, a 7.1% increase. These increases were a result of revenues generated by new restaurants, offset by a decrease in comparable same store sales.

    OTHER REVENUE

    As of June 29, 2003, our Company had 31 restaurants that had been open for more than 18 months and these restaurants reported decreases in same store sales of approximately 1.7% and 2.2% for the 13 weeks and 26 weeks ended June 29, 2003, respectively. The decline in sales resulted from a difficult economic environment.

    Other revenue for our Company consists of franchise royalties, franchise fees and licensing royalties. Franchise royalty income is based on a percent of sales. Franchise royalties increased approximately 43% for the 13 weeks ended June 29, 2003 as compared to the 13 weeks ended June 30, 2002. For the 26 week period ended June 29, 2003, franchise royalties increased approximately 45% as compared to the same period in fiscal 2002. This increase was primarily a result of 13 additional franchise-operated restaurants that opened between June 30, 2002 and June 29, 2003.

    Franchise fee income reflects initial non-refundable fixed fees which are recorded as revenue when an agreement is signed, and no additional material services are required by our Company. Franchise fees decreased approximately 47% for the 13 weeks ended June 29, 2003 as compared to the 13 weeks ended June 30, 2002. For the 26 week period ended June 29, 2003, franchise fee income decreased by approximately 17% as compared to the the same period in fiscal 2002. This difference was due to fewer new area development agreements signed in the 13 and 26 week periods ended June 29, 2003, compared to the same periods in fiscal 2002.

     We also receive licensing royalty income based on sales of branded products including sauces, seasoning and prepared meats. Licensing royalties decreased approximately 14% for the 13 week period ended June 29, 2003, compared to the same period in 2002. For the 26 week period ended June 29, 2003, licensing royalty income decreased approximately 12% as compared to the same period in fiscal 2002. This decrease was primarily a result of lower branded product sales.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The chart below shows a summary of revenues (in thousands) by type:

                                         THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                   --------------------------------        --------------------------------
                                     JUNE 29,             JUNE 30,            JUNE 29,             JUNE 30,
                                       2003                 2002                2003                 2002
                                   (UNAUDITED)          (UNAUDITED)        (UNAUDITED)          (UNAUDITED)
                                   -----------          -----------        -----------          -----------
REVENUE:

  Restaurant Revenues              $    24,523         $    22,870         $    46,416         $    43,358

  Franchise Royalty Income               1,086                 758               1,918               1,326

  Franchise Fees                           260                 495                 500                 600

  Licensing Royalty Income                  72                  84                 114                 129
                                   -----------         -----------         -----------         -----------
    TOTAL REVENUES                 $    25,941         $    24,207         $    48,948         $    45,413
                                   ===========         ===========         ===========         ===========


FOOD AND BEVERAGE COSTS

    For the 13 week period ended June 29, 2003, food and beverage costs were $7,326,000 or 29.9% of restaurant revenue, compared to $7,194,000 or 31.5% of restaurant revenue for the same period in 2002. For the 26 week period ended June 29, 2003, food and beverage costs were $13,888,000 or 29.9% of restaurant revenue, compared to $13,875,000 or 32.0% of restaurant revenue for the same period in 2002. The decrease in food and beverage costs as a percent of restaurant revenue was due to lower commodity costs, primarily a reduction in the cost of ribs. We expect similar results during the third quarter of fiscal 2003.

LABOR AND BENEFITS

    For the 13 week period ended June 29, 2003, labor and benefits were $7,099,000 or 29.0% of restaurant revenue, compared to $6,361,000 or 27.8% of restaurant revenue for the same period in 2002. For the 26 week period ended June 29, 2003, labor and benefits were $13,764,000 or 29.7% of restaurant revenue, compared to $12,158,000 or 28.0% of restaurant revenue for the same period in 2002. This increase in labor and benefits as a percent of restaurant revenue was primarily due to the effect of fixed salaries and benefits against lower average revenue as well as increases in the cost of benefits.

OPERATING EXPENSES

    For the 13 week period ended June 29, 2003, operating expenses were $5,892,000 or 24.0% of restaurant revenue, compared to $5,148,000 or 22.5% of restaurant revenue for the same period in 2002. For the 26 week period ended June 29, 2003, operating expenses were $11,258,000 or 24.2% of restaurant revenue, compared to $9,737,000 or 22.5% of restaurant revenue for the same period in 2002. The increase in operating expenses as a percent of restaurant revenue was a result of higher utility costs and the effect of higher fixed occupancy costs against lower average revenues.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ASSET IMPAIRMENT CHARGE

    Asset impairment charges for the 13 and 26 week period ended June 29, 2003 were $3,474,000 or 13.4% and 7.1% of total revenue, respectively. There were no charges for impairments on assets for the same period ended June 30, 2002. The impairment was a result of writing down the assets of five company-operated restaurants to fair value (see note 3 Impairment of Long-Lived Assets).

DEPRECIATION AND AMORTIZATION

    For the 13 week period ended June 29, 2003, unit-level depreciation and amortization was $1,178,000 or 4.8% of restaurant revenue, compared to $1,080,000 or 4.7% of restaurant revenue for the same period in 2002. For the 26 week period ended June 29, 2003, unit-level depreciation and amortization was $2,356,000 or 5.1% of restaurant revenue, compared to $2,144,000 or 4.9% of restaurant revenue for the same period in 2002. The increase in the depreciation and amortization dollar was primarily a result of new company-operated restaurant openings.

PRE-OPENING EXPENSES

    For the 13 week period ended June 29, 2003, pre-opening expenses were $284,000 or 1.2% of restaurant revenue, compared to $318,000 or 1.4% of restaurant revenue for the same period in 2002. The decrease in pre-opening expenses was primarily a result of a lower number of company-operated restaurants that were opened during the 13 week period of 2003, compared to the same period in 2002. For the 26 week period ended June 29, 2003, pre-opening expenses were $506,000 or 1.1% of restaurant revenue, compared to $330,000 or 0.8% of restaurant revenue for the same period in 2002. The increase in pre-opening expenses, per restaurant, was primarily due to larger marketing and grand opening expenses for new restaurants.

RESTAURANT-LEVEL OPERATING PROFIT

    Restaurant-level operating profit represents income from restaurant operations before general and administrative expenses and asset impairment charges, and excludes licensing, royalty and fee income. Restaurant-level operating profit totaled $2,745,000 or 11.2% of restaurant revenue for the 13 week period ended June 29, 2003, compared to $2,768,000 or 12.1% of restaurant revenue for the 13 week period ended June 30, 2002. For the 26 week period ended June 29, 2003, restaurant-level operating profit was $4,638,000 or 10.0% of restaurant revenue, compared to $5,113,000 or 11.8% of restaurant revenue for the same period in 2002. Although restaurant-level operating profit should not be considered an alternative to income from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The decrease in restaurant-level operating profit for the 13 and 26 week periods, both in amount and as a percent of restaurant revenue from 2002 to 2003, was primarily attributable to the increase in operating expenses as a percent of revenues, as outlined in the previous sections.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative ("G&A") expenses for the 13 week period ended June 29, 2003 were $2,124,000 or 8.2% of total revenue, compared to $2,020,000 or 8.3% of total revenue for the 13 weeks ended June 30, 2002. For the 26 week period ended June 29, 2003, G&A expenses were $4,298,000 or 8.8% of total revenue, compared to $3,791,000 or 8.3% of total revenue for the same period in 2002. The increase in general and administrative expenses for the 26 week period reflected increased personnel at the corporate level and increased recruiting and training costs to support restaurant and franchise growth.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INCOME (LOSS) FROM OPERATIONS

    Income (loss) from operations totaled $(1,505,000) or 5.8% of total revenue for the 13 weeks ended June 29, 2003, compared to $2,020,000 or 8.3% of operating revenue for the 13 weeks ended June 30, 2002. For the 26 week period ended June 29, 2003, income from operations was $(729,000) or 1.5% of total revenue, compared to $3,246,000 or 7.1% of total revenue for the same period in 2002. The decrease in income (loss) from operations for the 13 and 26 week periods was primarily attributable to the asset impairment charge and an increase in operating expenses as outlined above.

INTEREST INCOME

    Interest income was $58,000 or 0.2% of total revenue for the 13 weeks ended June 29, 2003, compared to $137,000 or 0.6% of total revenue for the 13 weeks ended June 30, 2003. For the 26 week period ended June 29, 2003, interest income was $120,000 or 0.2% of total revenue, compared to $207,000 or 0.5% of total revenue for the same period in 2002. The decrease in interest income was a result of a smaller number of total outstanding notes receivable, payable to our Company.

INTEREST EXPENSE

    Interest expense was $471,000 or 1.8% of total revenue for the 13 weeks ended June 29, 2003, compared to $361,000 or 1.5% of total revenue for the 13 weeks ended June 30, 2002. For the 26 week period ended June 29, 2003, interest expense was $863,000 or 1.8% of total revenue, compared to $751,000 or 1.7% of total revenue for the same period in 2002. The increase in interest expense for the 13 and 26 week periods ended June 29, 2003, as compared to the same periods ended June 30, 2002, was a result of increased borrowings.

GAIN (LOSS) ON SALE OF ASSETS AND OTHER INCOME (EXPENSE)

    During the 26 weeks ended June 29, 2003, our Company recorded a loss on the sale of assets and other expenses, net, of $(546,000) or (2.1)% of total revenue. This compares to a net gain of $86,000, or 0.4% of total revenue for the 13 weeks ended June 30, 2002. For the 26 week period ended June 29, 2003, our Company recorded a loss on the sale of assets and other expenses, net, of $(633,000) or 1.3% of total revenue. This compares to a net gain of $895,000 or 2.0% of total revenue for the 26 weeks ended June 30, 2002. The recorded loss of $(633,000) in 2003 was primarily attributable to the write-off of costs associated with a failed site, disposal of old equipment, and employment severance payments to former company executives.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    On February 26, 2003, our Company completed a transaction in which our Company disposed of our 40% interest in FUMUME. As a result, our obligations under the Operating Agreement and Management Agreement were terminated, including any obligation to fund cash operating losses. On March 21, 2003, our Company completed a transaction with the landlord at the Chicago location that terminated our obligations under the lease. Under the agreement, we paid lease termination fees of approximately $1.6 million and were responsible for rent and property taxes through April 30, 2003.

    Having disposed of our interests in the LLC, we had no recorded losses on unconsolidated affiliate's for the 13 week period ended June 29, 2003. We recorded a loss of $(120,000) for the same period in 2002. For the 26 week period ended June 29, 2003, the equity in loss of unconsolidated affiliate increased approximately 293% to $(2,155,000) as compared to the same period in fiscal 2002. This increase was primarily a result of lease termination fees associated with our 40% interest in FUMUME.

INCOME TAX PROVISION

    For the 13 and 26 week periods ended June 29, 2003, our Company recorded an income tax benefit of approximately $961,000 and $1,662,000, respectively, or approximately 39% of the loss before taxes.

NET INCOME (LOSS) PER COMMON SHARE

    The net income (loss) for the 13 week period ended June 29, 2003 was $(1,503,000) or $(.13) per share on approximately 11,448,381 weighted average diluted shares outstanding, compared to $1,071,000 or $.09 per share on approximately 11,998,155 weighted average diluted shares outstanding for the 13 weeks ended June 30, 2002. The decrease in net income (loss) per share was primarily a result of asset impairment charges.

    The net income (loss) for the 26 week period ended June 29, 2003 was $(2,598,000) or $(0.23) per share on approximately 11,419,918 weighted average diluted shares outstanding, compared to $1,860,000 or $0.16 per share on approximately 11,964,679 weighted average diluted shares outstanding for the same period in 2002. The decrease in net income (loss) per share was primarily a result of asset impairment charges and a FUMUME lease termination charge.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    During the 26 week period ended June 29, 2003, our balance of cash and cash equivalents decreased by $3,329,000 to approximately $6,144,000 from the December 29, 2002 balance. The decrease in cash and cash equivalents was due primarily to purchases of assets related to the development of new company-operated restaurants and the lease termination costs associated with the FUMUME investment (approximately $1.7 million).

    For the remaining 26 weeks of fiscal 2003, our Company does not plan to open any more company-operated restaurants and as a result, we don't anticipate any new financing during this time period.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, the following: our ability to expand into new markets; our ability to execute our expansion strategy; the ability of our franchisees to execute their restaurant development plans, changes in business strategy or development plans; availability and terms of capital; changes in costs of food, labor, and employee benefits; changes in government regulations; competition; availability of locations and terms of sites for restaurant development; development and operating costs; advertising and promotional efforts; and brand awareness. For further information regarding these and other factors, see our Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our Company's financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents certificates of deposits and all other investments with original maturities of 90 days or less when purchased and which are readily convertible into known amounts of cash. Our Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The total outstanding long-term debt of our Company as of June 29, 2003 was approximately $13,890,000. Of the outstanding long-term debt, approximately $4,060,000 consisted of a variable interest rate while the remaining $9,830,000 was subject to a fixed interest rate. Our Company does not see the variable interest rate long-term debt as a significant interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders was held on June 12, 2003. At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement for the Annual Meeting were elected with the following vote. Former board member, Martin J. O'Dowd, declined his election.

                               Affirmative Votes         Authority Withheld
                               -----------------         ------------------
David W. Anderson                 10,194,346                  246,374

Thomas J. Brosig                  10,312,486                  128,234

Dean A. Riesen                    10,400,212                   40,508

K. Jeffrey Dahlberg               10,402,681                   38,039

Richard L. Monfort                10,403,531                   37,189

Martin J. O'Dowd                  10,066,901                  373,819

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Agreement and Assignment of Lease Rights dated May 30, 2003 by and between S&D Land Holdings, Inc. and the Company

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         During the Second Quarter, the Company filed two current reports on Form 8-K as follows:

         On April 9, 2003, we filed a Current Report on Form 8-K dated April 3, 2003 under Items 7, 9 and Item 12, releasing preliminary financial information related to the First Quarter 2003.

         On April 28, 2003, we filed a Current Report on Form 8-K dated April 22, 2003 under Items 7, 9 and Item 12, releasing financial information related to the First Quarter 2003, including certain non-GAAP financial measures.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FAMOUS DAVE'S OF AMERICA, INC.


August 8, 2003                               /s/ David W. Anderson
                                             ------------------------
                                             David W. Anderson
                                             Chief Executive Officer

August 8, 2003                               /s/ Kenneth J. Stanecki
                                             ------------------------
                                             Kenneth J. Stanecki
                                             Chief Financial Officer