Form 10-Q
period 2003-09-28
FAMOUS DAVES OF AMERICA INC
filed 2003-11-10
CIK 1021270

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 28, 2003

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

                                  Yes  X   No
                                      ---     ---

         Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes      No  X
                                      ---     ---

           At October 12,2003 there were 12,132,782 shares of common stock, $.01 par value, outstanding.

                         FAMOUS DAVE'S OF AMERICA, INC.
                               SEPTEMBER 28, 2003


                                TABLE OF CONTENTS
                                                                                                PAGE NO.
                                                                                                --------
  PART I        FINANCIAL INFORMATION

  Item 1        Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets --                                          3
                  September 28, 2003 and December 29, 2002

                  Condensed Consolidated Statements of Operations --                                4
                  For the thirteen and thirty-nine weeks ended September 28, 2003 and
                  September 29, 2002

                  Condensed Consolidated Statements of Cash Flows -- For the
                  thirty-nine weeks ended September 28, 2003 and September 29,
                  2002                                                                              5

                  Notes to Condensed Consolidated Financial Statements                              6

  Item 2        Management's Discussion and Analysis of Financial Condition and Results of         12
                  Operations

  Item 3        Quantitative and Qualitative Disclosures About Market Risk                         20

  Item 4        Controls and Procedures                                                            20

  PART II       OTHER INFORMATION

  Item 1        Legal Proceedings                                                                  20

  Item 6        Exhibits and Reports on Form 8-K                                                   21

               SIGNATURES                                                                          22

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 28, 2003 AND DECEMBER 29, 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                (UNAUDITED)   (AUDITED)
                                                                               SEPTEMBER 28, DECEMBER 29,
                                                                                   2003         2002
                                                                               ------------- ------------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  8,358      $  9,473
  Accounts receivable, net                                                          1,654         1,026
  Inventories                                                                       2,131         1,775
  Prepaids and other current assets                                                 1,401         1,276
                                                                                 --------      --------
     Total current assets                                                          13,544        13,550

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                50,140        51,861

OTHER ASSETS:
  Notes receivable, net of current portion                                          1,178         1,364
  Deposits                                                                            313           375
  Debt issuance costs, net                                                            608           653
  Deferred tax asset                                                                8,370         7,014
                                                                                 --------      --------

TOTAL ASSETS                                                                     $ 74,153      $ 74,817
                                                                                 ========      ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                              $    438      $    387
  Current portion of capital lease obligations                                        503           708
  Accounts payable                                                                  1,855         3,459
  Accrued payroll and related taxes                                                 1,286         1,036
  Other current liabilities                                                         1,823         2,191
                                                                                 --------      --------
     Total current liabilities                                                      5,905         7,781

LONG-TERM DEBT, NET OF CURRENT PORTION                                             13,684        12,422
FINANCING LEASE OBLIGATION                                                          4,500         4,500
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                     137           432
DEFERRED RENT                                                                       2,565         2,117
DEFERRED GAIN, NET OF CURRENT PORTION                                                 244           273
                                                                                 --------      --------
     Total liabilities                                                             27,035        27,525
                                                                                 --------      --------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000 shares authorized,
   12,120 and 11,388 shares issued and outstanding                                    121           114
  Additional paid-in capital                                                       56,161        54,222
  Accumulated deficit                                                              (9,164)       (7,044)
                                                                                 --------      --------
     Total shareholders' equity                                                    47,118        47,292
                                                                                 --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 74,153      $ 74,817
                                                                                 ========      ========


 See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT PER SHARE DATA AND SHARES OUTSTANDING)
                                   (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                      ------------------------------   -----------------------------
                                                      SEPTEMBER 28,    SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
                                                           2003            2002            2003            2002
                                                      -------------    -------------   -------------   -------------
REVENUES                                               $     25,970    $     23,868    $     74,918    $     69,281

COSTS AND EXPENSES:
  Food and beverage costs                                     7,519           7,142          21,407          21,017
  Labor and benefits                                          7,251           6,698          21,015          18,856
  Operating expenses                                          6,233           5,160          17,491          14,898
  Depreciation and amortization                               1,195           1,157           3,684           3,433
  Asset impairment charge                                         0               0           3,474               0
  Pre-opening expenses                                           38             382             543             712
  General and administrative                                  2,487           2,127           6,785           5,917
                                                       ------------    ------------    ------------    ------------
     Total costs and expenses                                24,723          22,666          74,399          64,833
                                                       ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                        1,247           1,202             519           4,448
                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                                43             120             163             327
  Interest expense                                             (505)           (333)         (1,368)         (1,084)
  Gain (loss) on sale of property and equipment                  10            (212)             30             560
  Other income (expense)                                        (12)            (67)           (664)             56
  Equity in loss of unconsolidated affiliate                      0          (4,906)         (2,155)         (5,454)
                                                       ------------    ------------    ------------    ------------
     Total other income (expense)                              (464)         (5,398)         (3,995)         (5,595)
                                                       ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                               783          (4,196)         (3,476)         (1,147)

INCOME TAX BENEFIT (EXPENSE)                                   (305)          1,636           1,355             447
                                                       ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                      $        478    $     (2,560)   $     (2,121)   $       (700)
                                                       ============    ============    ============    ============


BASIC NET INCOME (LOSS) PER COMMON SHARE               $       0.04    $      (0.22)   $      (0.18)   $      (0.06)
                                                       ============    ============    ============    ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE             $       0.04    $      (0.22)   $      (0.18)   $      (0.06)
                                                       ============    ============    ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC       12,100,045      11,386,000      11,649,671      11,318,000
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED     12,676,035      11,386,000      11,649,671      11,318,000
                                                       ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THIRTY-NINE WEEKS ENDED
                                                                        SEPTEMBER 28, SEPTEMBER 29,
                                                                             2003         2002
                                                                        ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (2,121)   $   (700)
  Adjustments to reconcile net income (loss) to cash
   flows from operating activities
    Depreciation                                                             3,680       3,433
    Amortization of debt issuance costs                                         54           0
    Loss (gain) on disposal of property                                        309        (646)
    Asset impairment charge                                                  3,474           0
    Deferred tax asset                                                      (1,356)       (448)
    Deferred rent                                                              448         514
    Equity in loss of unconsolidated affiliate                               2,155       5,454
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                 (720)        200
     Inventories                                                              (356)       (338)
     Prepaids and other current assets                                          37        (183)
     Deposits                                                                   61          52
     Accounts payable                                                       (1,604)        244
     Accrued payroll and related taxes                                         251        (273)
     Other current liabilities                                                (370)       (137)
                                                                          --------    --------
      Cash flows from operating activities                                   3,942       7,172
                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment, and leasehold improvements          0       3,083
  Purchases of property, equipment and leasehold improvements               (4,172)    (10,811)
  Investment in unconsolidated affiliate                                    (2,155)     (1,267)
  Repayments of advances from investment in unconsolidated affiliate             0         558
  Advances on notes receivable                                                   0        (887)
  Payments received on notes receivable                                        118         943
                                                                          --------    --------
      Cash flows from investing activities                                  (6,209)     (8,381)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for debt issuance costs                                              (9)        (19)
  Proceeds from capital lease obligations                                        0          35
  Net payments on line of credit                                                 0        (100)
  Proceeds from long-term debt                                                   0       2,582
  Payments on long-term debt                                                  (287)     (1,108)
  Payments on capital lease obligations                                       (500)       (744)
  Proceeds from exercise of stock options and warrants                       1,948         576
                                                                          --------    --------
      Cash flows from financing activities                                   1,152       1,222
                                                                          --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,115)         13

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               9,473       7,398
                                                                          --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  8,358    $  7,411
                                                                          ========    ========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note receivable issued in connection with sale of assets                $      0    $  2,187
                                                                          ========    ========

   Stock options issued for debt issuance costs                           $      0    $     41
                                                                          ========    ========

   Equipment purchased under capital lease obligations                    $      0    $     45
                                                                          ========    ========

   Common stock issued in connection with property acquired               $      0    $    206
                                                                          ========    ========

   Property and equipment purchased with notes payable                    $  1,600    $      0
                                                                          ========    ========


     See accompanying notes to condensed consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 2003



(1) GENERAL

    Famous Dave's of America, Inc. ("Famous Dave's" or our "Company") owns, operates and franchises restaurants under the name "Famous Dave's" throughout various regions of the United States. As of September 28, 2003, there were 87 Famous Dave's restaurants including 43 company-operated and 44 franchise-operated. Our restaurants, the majority of which offer full table service in a "northwoods" style lodge, feature hickory smoked, off-the-grill favorites . We seek to differentiate ourselves by providing high quality food in these distinctive and comfortable environments. At September 28, 2003 there were seven franchised restaurants in development. As of September 29, 2002 we operated or franchised 69 restaurants, with two additional company-owned and four franchised units in development.

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

    After evaluating revenue and cash flow projections at company-operated restaurants, we recorded $3.5 million in impairment charges for five under-performing restaurants during the second quarter ended June 29, 2003. Four of these restaurants were opened within the past 12 months and have produced revenues significantly below expectations. We are reviewing our options relative to all of these properties, which may include the sale or closing of the restaurants. As was stated in our second quarter 2003 10-Q report, our Company expects to incur an additional $600,000 in lease buyout and related expenses, which should take place over the next two quarters.

(4) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date our Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Our Company believes the adoption of SFAS No. 146 will not have a material effect on our Company's consolidated financial position or results of operations.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 2003



    In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company for the year ending December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after January 1, 2003. We currently do not have guarantees within the scope of this pronouncement therefore this pronouncement is not expected to have material impact on our Company's financial position or results of operations.

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

    In January 2003, the FASB issued Interpretation (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies for the Company for the quarter beginning January 1, 2004, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. We currently do not have variable interest entities within the scope of this pronouncement therefore this pronouncement is not expected to have material impact on our Company's financial position or results of operations.

    In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Because our Company does not currently utilize derivative instruments or engage in hedging activities, management does not believe the adoption of this statement will have any immediate material impact on our Company.

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

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 2003




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

                                                    Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                -----------------------------  ------------------------------
                                                September 28,  September 29,   September 28,    September 29,
                                                    2003          2002             2003              2002
                                                -------------  -------------   -------------    -------------
NET INCOME (LOSS) PER SHARE -- BASIC:
  Net income (loss)                              $    478        $ (2,560)        $ (2,121)        $   (700)
  Weighted average shares - outstanding            12,100          11,386           11,650           11,318
  Net income (loss) per share - basic            $   0.04        $  (0.22)        $  (0.18)        $  (0.06)

NET INCOME (LOSS) PER SHARE -DILUTED:
  Net income (loss)                              $    478        $ (2,560)        $ (2,121)        $   (700)
  Weighted average shares outstanding              12,100          11,386           11,650           11,318
  Dilutive impact of common stock                     576               0                0                0
    equivalents outstanding
                                                 --------        --------         --------         --------
  Weighted average shares and                      12,676          11,386           11,650           11,318
    potential dilutive shares outstanding
  Net income (loss) per share - dilutive         $   0.04        $  (0.22)        $  (0.18)        $  (0.06)


    Options and warrants to purchase approximately 348,300 and 378,000 shares of common stock with a weighted average exercise price of $6.82 and $6.92 were outstanding at September 28, 2003 and September 29, 2002, respectively, but were excluded from the 13 week diluted computation because they were anti-dilutive.

    Options and warrants to purchase approximately 1,335,500 and 108,000 shares of common stock with a weighted average exercise price of $4.07 and $7.71 were outstanding at September 28, 2003 and September 29 2002, respectively, but were excluded from the 39 week diluted computation because they were anti-dilutive.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 2003




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

                                                             Thirteen Weeks Ended            Thirty-Nine  Weeks Ended
                                                         ----------------------------        -------------------------
                                                         September          September        September       September
                                                         28, 2003            29, 2002        28, 2003        29, 2002
                                                         ---------          ---------        ---------       ---------
    Net income (loss) as reported                        $     478          $ (2,560)        $ (2,121)       $   (700)
    Less:   Compensation expense determined under
            the fair value method, net of tax                 (271)             (405)            (757)           (807)
                                                         ---------          ---------        ---------       ---------
    Pro forma net income (loss)                          $     207          $ (2,965)        $ (2,878)       $ (1,507)
                                                         =========          =========        =========       =========

    Net income (loss) per share:
    Basic - as reported                                  $    0.04          $  (0.22)        $  (0.18)       $  (0.06)
    Basic - pro forma                                         0.02             (0.26)           (0.29)          (0.13)
    Diluted - as reported                                     0.04             (0.22)           (0.18)          (0.06)
    Diluted - pro forma                                       0.02             (0.26)           (0.29)          (0.13)


(7) INCOME FROM FRANCHISEES

    As of September 28, 2003 we had 44 franchise-operated restaurants in 18 different states. All of our franchise agreements require that each restaurant operate in accordance with our operating procedures, adhere to the menu established by us and meet all quality, service and cleanliness standards.

(8) RELATED PARTY TRANSACTIONS

      S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. ("S&D"), is a company wholly owned by our Company's founding shareholder and Chairman. Through May 29, 2003, we leased three real estate units from S&D. On May 30, 2003, our Company acquired all of S&D's interest in one of these properties and negotiated a new operating lease directly with the landlord. Our Company paid S&D $243,707 as full consideration for the assignment of the lease and termination of the sublease. This amount represented the unamortized balance of S&D's original purchase price of the leasehold interest utilizing the 10% interest factor that was assumed by S&D and our Company on January 1, 1996 at the time the sublease was executed.

On October 28, 2003, we terminated another lease agreement with S&D. The property was purchased by our franchisee, who had been our sub-lessee. As a result of this transaction and pursuant to the terms of the existing agreements, the sub-lease was also terminated. The third and final real estate lease agreement with S&D terminated on November 5, 2003 when an unrelated party purchased the property from S&D.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 2003




(9) INCOME TAXES

   At September 28, 2003, our Company had federal and state net operating loss carryforwards ("NOL's") for tax reporting purposes of approximately $15.4 million, which, if not used, will begin to expire in 2011, and tax credit carry forwards of approximately $1.0 million which, if not used, will also begin to expire in 2011. Future changes in ownership of our Company may place limitations on the use of these net operating loss carry forwards. Our Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities.

(10) NOTES PAYABLE

   Our company incurred a note of $1,600,000 with GE Capital Franchise Finance Corporation which was recorded during the second and third quarters of fiscal 2003. The note requires estimated monthly payments of $14,730, which includes an initial variable interest rate of approximately 8.75%, is secured by the real estate and equipment at one of our new company-owned restaurants, and is due in full in fiscal 2023. As of September 28, 2003, future principal payments on all outstanding notes were approximately $14.1 million.

(11) FINANCING LEASE OBLIGATIONS

   We did not incur any new financing lease obligations during the third quarter ended September 28, 2003. As of September 28, 2003, future principal financing lease obligation payments were approximately $4.5 million.

(12) CAPITAL LEASE OBLIGATIONS

    We did not incur any new capital lease obligations during the third quarter ended September 28, 2003. As of September 28, 2003, future principal capital lease obligation payments were approximately $640,000.

(13) DEFERRED GAIN AND NOTE RECEIVABLE

   During the second quarter ended July 2, 2000, our Company sold property and equipment at two of its company-operated restaurants. These restaurants were converted to franchises. Our Company financed part of the sale price on each transaction with notes that bear interest at 9.6% and 12% and require monthly payments of principal and interest. The principal balance on these note receivables were approximately $718,000 as of September 28, 2003. They are secured by equipment and mature July 2010. The note receivable for the sale of one restaurant was approximately 90% of the selling price. We recorded a deferred gain on this sale and are recognizing the gain over the term of the note receivable. We did not incur any new notes receivable during the third quarter ended September 28, 2003.

On October 28, 2003, our Company amended the promissory note of one of its franchise converted restaurant's as mentioned in the preceding paragraph. Included in the amended agreement was a reduction in the annual fixed interest rate from 12% to 9% and an increase in maturity from July 2010 to December 2012. As a result, monthly principal and interest payments decreased from approximately $7,700 to $5,700. The terms of the note were amended to facilitate the franchisee's financing related to the purchase of the underlying real estate from S&D Land Holdings, Inc. and, thereby, terminating our lease agreement with S&D Land Holdings, Inc. (see Note 8 -- Related Party Transactions).

   Included in the notes receivable balance are several notes with franchisees relating to the sale of assets. This information is detailed in our Company's Form 10-K for the fiscal year ended December 29, 2002. The total notes receivable balance as of September 28,2003 was approximately $1.4 million.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 2003




(14) COMMITMENTS AND CONTINGENCIES

       None.

(15) INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARY

    On February 26, 2003, our Company completed a transaction in which we disposed of our 40% interest in FUMUME, LLC. As a result, our obligations under the Operating Agreement and Management Agreement were terminated, including any obligation to fund cash operating losses. On March 21, 2003, our Company completed a transaction with the landlord at the Chicago location that terminated our obligations under the lease. Under the agreement, we paid lease termination fees of approximately $1.6 million and were responsible for rent and property taxes through April 30, 2003. Losses related to this equity investment including lease termination costs, which were approximately $2.2 million, were recorded in the first quarter ended March 30, 2003. For the third quarter ended September 28, 2003, our Company no longer had any equity interests or obligations and incurred no losses related to this equity investment.

(16) SUBSEQUENT EVENTS

     Our Company has signed a purchase agreement with our former CEO, Martin O'Dowd, to purchase our three Atlanta area restaurants and operate them under franchise agreements. The terms of the transaction include a purchase price essentially equal to the net book value of the assets being sold. Upon closing on the acquisition of these restaurants, Mr. O'Dowd will enter into an area development agreement to develop additional franchise restaurants in defined areas of Georgia. As part of this transaction, Mr. O'Dowd's rights to the North Carolina market will revert back to Famous Dave's of America. The closing is contingent upon receipt of all required landlord and liquor license approvals.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    The business of Famous Dave's of America, Inc. ("Famous Dave's" or our "Company") is to develop, own, operate and franchise casual dining restaurants under the name "Famous Dave's." As of September 28, 2003, we owned & operated or franchised 87 restaurants, with locations shown in the table below. In addition, we have signed development agreements representing commitments to develop an additional 144 franchised restaurants.

                                 SEPTEMBER 28, 2003                                            SEPTEMBER 29, 2002
                  ------------------------------------------------         ------------------------------------------------------
                    COMPANY OWNED     FRANCHISED        TOTAL                  COMPANY OWNED        FRANCHISED          TOTAL
                     RESTAURANTS     RESTAURANTS     RESTAURANTS                RESTAURANTS        RESTAURANTS      RESTAURANTS
                    -------------    -----------     -----------               -------------       -----------      -----------

    STATE
    -----
  Alabama                 0               1               1                          0                  1                1
  Arkansas                1               0               1                          0                  0                0
  Georgia                 3               1               4                          0                  1                1
  Illinois                9               4               13                         9                  4               13
  Indiana                 0               1               1                          0                  1                1
  Iowa                    3               2               5                          3                  1                4
  Kansas                  0               1               1                          0                  0                0
  Kentucky                0               2               2                          0                  1                1
  Maryland                5               0               5                          5                  0                5
  Michigan                0               1               1                          0                  0                0
  Minnesota               12              7               19                         12                 6               18
  Montana                 0               1               1                          0                  0                0
  Nebraska                1               4               5                          1                  3                4
  New Jersey              0               3               3                          0                  1                1
  North Dakota            0               1               1                          0                  1                1
  Ohio                    0               1               1                          0                  1                1
  Oklahoma                1               0               1                          1                  0                1
  South Dakota            0               1               1                          0                  1                1
  Tennessee               0               3               3                          0                  1                1
  Texas                   2               0               2                          2                  0                2
  Utah                    0               3               3                          0                  2                2
  Virginia                6               0               6                          5                  0                5
  Wisconsin               0               7               7                          0                  6                6
                    -------------    -----------     -----------               -------------       -----------      -----------
                          43             44               87                         38                 31              69


    Our future additional revenues and profits will depend upon various factors, including additional market acceptance of the Famous Dave's concept, the quality of our restaurant operations, the ability to successfully expand into new markets, our ability to raise additional financing as required, the ability of our franchisees to meet their development commitments and general economic conditions. There can be no assurance that we will successfully implement our expansion plans, in which case we will continue to be dependent on revenues from existing operations. We also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business. Furthermore, to the extent that our expansion strategy is successful, we must manage the transition to multiple-site and higher-volume operations, the control of overhead expenses and the addition and retention of necessary personnel.

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


RESULTS OF OPERATIONS

    Our restaurant level operating profit expressed as a percentage of restaurant revenues is as follows: (this does not include any of our franchise royalty income, licensing royalty income, franchise fee income, general and administrative expenses and asset impairment charges):

                                                     THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                ------------------------------      ----------------------------
                                                 SEPTEMBER          SEPTEMBER       SEPTEMBER         SEPTEMBER
                                                 28, 2003           29, 2002         28, 2003          29, 2002
                                                (UNAUDITED)        (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                -----------        -----------      -----------      -----------

RESTAURANT REVENUES                               100.0%             100.0%           100.0%           100.0%

UNIT-LEVEL COSTS AND EXPENSES
    Food and beverage costs                        30.8%              31.7%            30.2%            31.9%
    Labor and benefits                             29.8%              29.7%            29.7%            28.6%
    Operating expenses                             25.6%              22.9%            24.8%            22.6%
    Depreciation and amortization                   4.6%               4.8%             4.9%             5.2%

                                                -----------        -----------      -----------      -----------
      Total costs and expenses                     90.8%              89.1%            89.6%            88.3%

                                                -----------        -----------      -----------      -----------
RESTAURANT-LEVEL OPERATING PROFIT                   9.2%              10.9%            10.4%            11.7%
                                                ===========        ===========      ===========      ===========

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



REVENUES:

    RESTAURANT REVENUES

    Restaurant revenues for the 13 weeks ended September 28, 2003 were $24,351,000 compared to $22,554,000 for the same period in 2002, an 8.0%
increase. For the 39 weeks ended September 28, 2003, restaurant revenues were $70,766,000 compared to $65,912,000 for the same period in 2002, a 7.4%
increase. These increases were a result of revenues generated by new restaurants, offset by a decrease in comparable sales.

    As of September 28, 2003, there were 32 company-operated restaurants that had been open for more than 18 months and these restaurants reported decreases in same store sales of approximately 3.5% and 2.6% for the 13 and 39 weeks ended September 28, 2003, respectively.

    OTHER REVENUE

    Other revenue for our Company consists of franchise royalties, franchise fees and licensing royalties. Franchise royalty income is based on a percent of sales. Franchise royalties increased approximately 42% for the 13 weeks ended September 28, 2003 as compared to the 13 weeks ended September 29, 2002. For the 39 week period ended September 28, 2003, franchise royalties increased approximately 44% as compared to the same period in fiscal 2002. This increase was primarily a result of 13 additional franchise-operated restaurants that opened between September 29, 2002 and September 28, 2003.

    Franchise fee income reflects initial, non-refundable fixed fees which are recorded as revenue when an agreement is signed, and no additional material services are required by our Company. Franchise fees decreased approximately 25% for the 13 weeks ended September 28, 2003 as compared to the 13 weeks ended September 29, 2002. For the 39 week period ended September 28, 2003, franchise fee income decreased by approximately 20% as compared to the same period in fiscal 2002. This difference was due to fewer new area development agreements signed in the 13 and 39 week periods ended September 28, 2003, compared to the same periods in fiscal 2002.

    We also receive licensing royalty income based on sales of branded products including sauces, seasoning and prepared meats. Licensing royalties, as a percentage of total revenue, decreased slightly for the 13 and 39 week periods ended September 28, 2003, as compared to the same periods ended September 29, 2002. This decrease was a result of lower branded product sales.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




The chart below shows a summary of revenues (in thousands) by type:

                                               THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                         --------------------------------         --------------------------------
                                          SEPTEMBER            SEPTEMBER           SEPTEMBER            SEPTEMBER
                                          28, 2003             29, 2002             28, 2003             29, 2002
                                         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                                         -----------          -----------         -----------          -----------
REVENUE:
    Restaurant Revenues, net                 $24,351              $22,554             $70,766              $65,912
    Franchise Royalty Income                   1,317                  929               3,235                2,254
    Franchise Fees                               256                  340                 755                  940
    Licensing Royalty Income                      47                   45                 162                  175
                                   --------------------------------------------------------------------------------
      TOTAL REVENUES                         $25,970              $23,868             $74,918              $69,281
                                   ================================================================================


FOOD AND BEVERAGE COSTS

    For the 13 week period ended September 28, 2003, food and beverage costs were $7,519,000 or approximately 30.8% of restaurant revenue, compared to $7,142,000 or approximately 31.7% of restaurant revenue for the same period in 2002. For the 39 week period ended September 28, 2003, food and beverage costs were $21,407,000 or approximately 30.2% of restaurant revenue, compared to $21,017,000 or approximately 31.9% of restaurant revenue for the same period in 2002. The decrease in food and beverage costs as a percent of restaurant revenue was due to lower commodity costs, primarily a reduction in the cost of ribs.

LABOR AND BENEFITS

    For the 13 week period ended September 28, 2003, labor and benefits were $7,251,000 or approximately 29.8% of restaurant revenue, compared to $6,698,000 or approximately 29.7% of restaurant revenue for the same period in 2002. For the 39 week period ended September 28, 2003, labor and benefits were $21,015,000 or approximately 29.7% of restaurant revenue, compared to $18,856,000 or approximately 28.6% of restaurant revenue for the same period in 2002. This slight increase in labor and benefits as a percent of restaurant revenue was primarily a result of a 25% increase in the cost of health benefits.

OPERATING EXPENSES

    For the 13 week period ended September 28, 2003, operating expenses were $6,233,000 or approximately 25.6% of restaurant revenue, compared to $5,160,000 or approximately 22.9% of restaurant revenue for the same period in 2002. For the 39 week period ended September 28, 2003, operating expenses were $17,491,000 or approximately 24.8% of restaurant revenue, compared to $14,898,000 or approximately 22.6% of restaurant revenue for the same period in 2002. The increase in operating expenses as a percent of restaurant revenue was a result of higher utility costs, higher property and casualty insurance premiums and the effect of higher fixed occupancy costs against lower average revenues.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ASSET IMPAIRMENT CHARGE

     There were no asset impairment charges for the 13 week periods ended September 28, 2003 and September 29, 2002. For the 39 week period ended September 28, 2003, asset impairment charges were $3,474,000 or 4.6% of total revenue. This impairment was a result of writing down the assets of five company-operated restaurants to fair value (see note 3 Impairment of Long-Lived Assets). There were no charges for impairments on assets for the same 39 week period ended September 29, 2002.

DEPRECIATION AND AMORTIZATION

    For the 13 week period ended September 28, 2003, unit-level depreciation and amortization was $1,124,000 or approximately 4.6% of restaurant revenue, compared to $1,082,000 or approximately 4.8% of restaurant revenue for the same period in 2002. For the 39 week period ended September 28, 2003, unit-level depreciation and amortization was $3,480,000 or approximately 4.9% of restaurant revenue, compared to $3,226,000 or approximately 5.2% of restaurant revenue for the same period in 2002. The increase in depreciation and amortization expense was primarily a result of new company-operated restaurant openings.

PRE-OPENING EXPENSES

    For the 13 week period ended September 28, 2003, pre-opening expenses were $38,000 or approximately 0.2% of restaurant revenue, compared to $382,000 or approximately 1.7% of restaurant revenue for the same period in 2002. For the 39 week period ended September 28, 2003, pre-opening expenses were $543,000 or approximately 0.8% of restaurant revenue, compared to $712,000 or approximately 1.1% of restaurant revenue for the same period in 2002. The decrease in pre-opening expenses, per restaurant, were a result of a lower number of company-operated restaurants that were opened during the 13 and 39 week periods of 2003, compared to the same periods in 2002.

RESTAURANT-LEVEL OPERATING PROFIT

    Restaurant-level operating profit represents income from restaurant operations before general and administrative expenses and asset impairment charges, and excludes licensing, royalty and fee income. Restaurant-level operating profit totaled $2,186,000 or approximately 9.0% of restaurant revenue for the 13 week period ended September 28, 2003, compared to $2,089,000 or approximately 9.3% of restaurant revenue for the 13 week period ended September 29, 2002. For the 39 week period ended September 28, 2003, restaurant-level operating profit was $6,830,000 or approximately 9.7% of restaurant revenue, compared to $7,203,000 or approximately 10.9% of restaurant revenue for the same period in 2002. Although restaurant-level operating profit should not be considered an alternative to income from operations as a measure of our operating performance, such unit-level measurement is commonly used as an additional measure of operating performance in the restaurant industry and certain related industries. The decrease in restaurant-level operating profit for the 13 and 39 week periods, both in amount and as a percent of restaurant revenue from 2002 to 2003, was primarily attributable to the increase in operating expenses as a percent of revenues, as outlined in the previous sections.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative ("G&A") expenses for the 13 week period ended September 28, 2003 were $2,487,000 or approximately 9.6% of total revenue, compared to $2,127,000 or approximately 8.9% of total revenue for the 13 weeks ended September 29, 2002. For the 39 week period ended September 28, 2003, G&A expenses were $6,785,000 or approximately 9.1% of total revenue, compared to $5,917,000 or approximately 8.5% of total revenue for the same period in 2002. The increase in general and administrative expenses for the 13 and 39 week periods reflected increased expenditures in support of our franchise development, executive recruiting and media spending in support of marketing programs.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INCOME FROM OPERATIONS

    Income from operations totaled $1,247,000 or approximately 4.8% of total revenue for the 13 weeks ended September 28, 2003, compared to $1,202,000 or approximately 5.0% of operating revenue for the 13 weeks ended September 29, 2002. For the 39 week period ended September 28, 2003, income from operations was $519,000 or 0.7% of total revenue, compared to $4,448,000 or 6.4% of total revenue for the same period in 2002. The decrease in income from operations for the 13 and 39 week periods, as a percentage of total revenue, was primarily attributable to the asset impairment charge and an increase in operating expenses as outlined above.

INTEREST INCOME

    Interest income was $43,000 or 0.2% of total revenue for the 13 weeks ended September 28, 2003, compared to $120,000 or 0.5% of total revenue for the 13 weeks ended September 29, 2002. For the 39 week period ended September 28, 2003, interest income was $163,000 or 0.2% of total revenue, compared to $327,000 or 0.5% of total revenue for the same period in 2002. The decrease in interest income was a result of the reduced balance in notes receivable.

INTEREST EXPENSE

    Interest expense was $505,000 or 1.9% of total revenue for the 13 weeks ended September 28, 2003, compared to $333,000 or 1.4% of total revenue for the 13 weeks ended September 29, 2002. For the 39 week period ended September 28, 2003, interest expense was $1,368,000 or 1.8% of total revenue, compared to $1,084,000 or 1.6% of total revenue for the same period in 2002. The increase in interest expense for the 13 and 39 week periods ended September 28, 2003, as compared to the same periods ended September 29, 2002, was a result of increased borrowings.

GAIN (LOSS) ON SALE OF ASSETS AND OTHER INCOME (EXPENSE)

    During the 13 weeks ended September 28, 2003, our Company recorded a slight loss on the sale of assets and other expenses of less than 1% of total revenue. This compares to a net loss of $(279,000), or (1.2)% of total revenue for the 13 weeks ended September 29, 2002. For the 39 week period ended September 28, 2003, our Company recorded a loss on the sale of assets and other expenses, net, of $(634,000) or (0.8)% of total revenue. This compares to a net gain of $616,000 or 0.9% of total revenue for the 39 weeks ended September 29, 2002. The recorded loss of $(634,000) in 2003 was primarily attributable to the write-off of costs associated with a failed site, disposal of old equipment, and employment severance payments to former company executives.

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

    Having disposed of our interests in the LLC, we had no recorded losses on unconsolidated affiliate's or asset impairment charges for the 13 week period ended September 28, 2003. We recorded an equity loss of $(4,906,000) and no impairment charges for the same period in 2002. The decrease was a result of our Company's discontinued 40% interest in FUMUME. For the 39 week period ended September 28, 2003, total equity losses and asset impairment charges were approximately $(5,629,000). This compares to total equity losses and asset impairment charges of approximately $(5,454,000) for the same period in fiscal 2002. This increase of 3% for the 39 week period was primarily a result of a $3.5 million impairment charge for five under-performing restaurants during the second quarter of 2003.

INCOME TAX PROVISION

    For the quarter ended September 28, 2003, our Company recorded an income tax expense of $305,000 or approximately 39% of income before taxes. For the 39 week period ended September 28, 2003, our Company recorded an income tax benefit of $1,355,000 or approximately 39% of the loss before taxes.

NET INCOME (LOSS) PER COMMON SHARE

    The net income (loss) for the 13 week period ended September 28, 2003 was $478,000 or $0.04 per share on approximately 12,676,000 weighted average diluted shares outstanding, compared to $(2,560,000) or $(0.22) per share on approximately 11,386,000 weighted average diluted shares outstanding for the 13 weeks ended September 29, 2002. The increase in net income (loss) per share was primarily a result of no additional equity losses from our investment in FUMUME.

    The net loss for the 39 week period ended September 28, 2003 was $(2,121,000) or $(0.18) per share on 11,650,000 weighted average diluted shares outstanding, compared to $(700,000) or $(0.06) per share on approximately 11,318,000 weighted average diluted shares outstanding for the same period in 2002. The decrease in net loss per share was primarily a result of asset impairment charges and a FUMUME lease termination charge.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    During the 39 week period ended September 28, 2003, our balance of cash and cash equivalents decreased by $1,115,000 to approximately $8,358,000 from the December 29, 2002 balance. The decrease in cash and cash equivalents was due primarily to purchases of assets related to the development of new company-operated restaurants (approximately $4.0 million), payments on long-term debt and capital leases (approximately $582,000) and lease buyout costs related to FUMUME (approximately $1.7 million). These payments were offset by cash from operations and proceeds from stock option exercises (approximately $1.9 million).

For the remaining 13 weeks of fiscal 2003 and through fiscal 2004, our Company does not plan to open any more company-operated restaurants and as a result, we don't anticipate any new financing during this time period.

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

    Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) property, equipment and leasehold improvement impairments; (b) initial franchise revenues; (c) investment in unconsolidated subsidiary; and (d) deferred tax asset valuation allowance. The evaluation of long-lived assets for impairment involves management judgment in estimating future cash flows related to fair values of such assets. Initial franchise revenues are recognized when our Company has performed substantially all of its obligations as franchisor. Management records the investment in unconsolidated subsidiary on the equity method based on our Company's net loss obligation (100% of the cash loss). The evaluation of our deferred tax asset involves our judgment of our company's future utilization of loss carryforwards and tax credits.

    For fiscal year 2004, which begins on December 29, 2003, our Company will be operating under a 53 week period instead of the normal 52. Quarters one, two and three will each consist of a 13 week period while quarter four will involve 14 weeks.


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

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our Company's financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents certificates of deposits and all other investments with original maturities of 90 days or less when purchased and which are readily convertible into known amounts of cash. Our Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. The total outstanding long-term debt of our Company as of September 28, 2003 was approximately $14,122,000. Of the outstanding long-term debt, approximately $4,344,000 consisted of a variable interest rate while the remaining $9,778,000 was subject to a fixed interest rate. Our Company does not see the variable interest rate long-term debt as a significant interest rate risk.

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

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1     Employment Agreement dated July 25, 2003 by and between our Company and David Goronkin.

         32.1     Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and
                  15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer pursuant to Securities Exchange Act rules 13a-15(e) and
                  15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         During the Third Quarter, the Company filed two current reports on Form 8-K as follows:

         On July 29, 2003, we filed a Current Report on Form 8-K dated July 28, 2003 under Item 5, announcing the election of David Goronkin to our Company's Board of Directors and the appointment of Mr. Goronkin as our Company's new Chief Executive Officer, each effective as of August 11, 2003.

         On September 15 2003, we filed a Current Report on Form 8-K dated September 12, 2003 under Item 5, announcing that President Bush intends to nominate David W. Anderson as Assistant Secretary of the U.S. Department of Interior, Indian Affairs.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FAMOUS DAVE'S OF AMERICA, INC.


November 7, 2003                               /s/ David Goronkin
                                               ---------------------------------
                                               David Goronkin
                                               Chief Executive Officer

November 7, 2003                               /s/ Kenneth J Stanecki
                                               ---------------------------------
                                               Kenneth J. Stanecki
                                               Chief Financial Officer