Form 10-K
period 2003-12-28
FAMOUS DAVES OF AMERICA INC
filed 2004-03-29
CIK 1021270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                           COMMISSION FILE NO. 0-21625

                             ----------------------
                         FAMOUS DAVE'S OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                   41-1782300
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                                8091 WALLACE ROAD
                          EDEN PRAIRIE, MINNESOTA 55344

               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (952) 294-1300

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12-b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on June 29, 2003 (the last business day of the Registrant's most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National Market SM on June 29, 2003, was $41,898,388. As of March 22, 2004, 12,303,182 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2004 (the "2004 Proxy Statement") are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2004 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 28, 2003.

================================================================================

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I

    Item 1.          Business                                                                       3
    Item 1A.         Cautionary Statement Regarding Future Results, Forward-Looking
                       Information and Certain Important Factors                                    9
    Item 2.          Properties                                                                    11
    Item 3.          Legal Proceedings                                                             12
    Item 4.          Submission of Matters to a Vote of Security Holders                           12

PART II

     Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters         13
     Item 6.         Selected Financial Data                                                       14
     Item 7.         Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                       16
     Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                    27
     Item 8.         Consolidated Financial Statements                                             27
     Item 9.         Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure                                                        27
     Item 9A.        Controls and Procedures                                                       27

PART III

     Item 10.        Directors and Executive Officers of the Registrant                            28
     Item 11.        Executive Compensation                                                        28
     Item 12.        Security Ownership of Certain Beneficial Owners and Management
                       and Related Stockholder Matters                                             28
     Item 13.        Certain Relationships and Related Transactions                                28
     Item 14.        Principal Accountant Fees and Services                                        28

PART IV

     Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K               29

SIGNATURES

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Famous Dave's of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 28, 2003, there were 92 Famous Dave's restaurants operating in 23 states, including 38 company-owned restaurants and 54 franchise-operated restaurants. An additional 147 franchise restaurants were in development as of December 28, 2003.

     Until February 26, 2003, Famous Dave's was a 40% participant in a joint venture to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. Pursuant to an agreement governing the joint venture, the participants formed a Delaware limited liability company named FUMUME, LLC. FUMUME, LLC opened its first location in Chicago, Illinois in June 2001 and opened its second location in Memphis, Tennessee in October 2001. On February 26, 2003, we disposed of our 40% interest in FUMUME, LLC. As a result, we are no longer participating in any revenues or expenses of the joint venture and we do not have any further obligations with regard to the joint venture.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

     Since our inception, our revenues, operating income (losses) and assets have been attributable to the single industry segment of casual dining. Our revenues, operating income (losses) and assets for each of the last three fiscal years is set forth elsewhere in this Form 10-K under Item 8, Consolidated Financial Statements.

(c) NARRATIVE DESCRIPTION OF BUSINESS

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

     We pride ourselves on the following:

     High Quality Food - Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill favorites such as flame-grilled St. Louis-style ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Enticing side items such as honey-buttered corn bread, potato salad, coleslaw, Shack Fries(TM) and Wilbur Beans(TM) accompany the broad entree selection. Homemade desserts, including Famous Dave's Bread Pudding and Hot Fudge Kahlua(TM) Brownies, are a specialty. To complement our smoked meat entree and appetizer items and to suit different customer tastes, our BBQ sauces come in six variations: Rich & Sassy(TM), Texas Pit(TM), Georgia Mustard(TM), Hot & Sassy(TM), Devil's Spit(TM) and Sweet and Zesty(TM). These sauces and a variety of prepared meats and seasonings are also distributed in retail grocery stores throughout the country under licensing agreements. We believe that our high quality food is a principal point of differentiation between us and other casual dining competitors and is a significant contributing factor to our level of repeat business.

     Distinctive Environment - Decor and Music. Our original theme, a nostalgic roadhouse shack ("Shack"), is defined by the abundant use of rustic antiques and items of Americana. The Shack promotes a very casual experience with emphasis on value and speed of delivery. While initially the Shack format only offered counter service, fourteen Shacks have been opened as, or converted to, full service dining. In late 1997, we introduced the "Lodge" format which features decor reminiscent of a comfortable "Northwoods" hunting lodge with a full service dining room and bar. In addition, we have developed a larger "Blues Club" format that features authentic Chicago Blues Club decor and live music seven nights a week. Of our 38 restaurants as of December 28, 2003, 30 were "lodge" format, 7 were "shack" format, and one restaurant, located in the Minneapolis market, was a "Blues Club" format.

     Broad-Based Appeal - We believe that our concept has broader appeal because it attracts customers of all ages and the menu offers a variety of items that appeal to many tastes. We believe that our distinctive concept, combined with our high-quality food, make Famous Dave's appealing to children, teenagers and adults of all ages.

OPERATING STRATEGY

     Our journey to sustaining profitability will require us to execute the delivery of high quality experiences to every guest, every day, promote the phenomenal value of our cravable products without the hook of discounting, and enhance brand awareness, in our markets.

     Key elements of our operating strategy include the following:

     Operational Excellence - During fiscal 2004 we intend to focus our efforts heavily around operational excellence and operational integrity. We define operational excellence as an uncompromising focus on the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. It also means an unyielding commitment to our guest to provide a "famous" experience with every visit through the execution of precision service. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.

     The menu focuses on a number of popular smoked meat barbecue entree items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs and the elimination of a need for highly compensated chefs. To enhance our appeal and expand our audience, we periodically add menu items such as baby back ribs, BBQ salads, and other promotional products such as a smoked pork tenderloin entree, a pork tenderloin sandwich with jalapeno bacon, and in select regions, the shore fish fry. We believe that constant and exciting new product introductions, offered for a limited period of time, will drive our infrequent and lapsed guests into our restaurants for additional meal occasions. In order to increase customer frequency, we are currently building a research and development pipeline that will generate six to eight product introductions annually. As the menu broadens and food preparation techniques become more focused on meals prepared to order, increased training may be necessary in order to prepare our staff for increased levels of guest service.

     Human Resources and Training - We believe that a key component of the success of our concept rests with the ability to hire, train and motivate qualified restaurant employees and managers. We joined the People Report in 2003 to track our "People P&L". This report is completed every quarter and benchmarks Famous Dave's of America with industry leaders in employee satisfaction. This report will help us track and reach our goal of being an employer of choice. In 2004 we will be introducing a new classroom training class for all managers called FD 101. This class will teach basic restaurant management skills such as food safety, alcohol awareness, interviewing and employee relations.

     We are committed to recognizing and rewarding performance. In addition to our training initiatives, our managers are incentivized with a new bonus plan that rewards both top and bottom line increases. Our President's Club rewards General Managers for accomplishments in many areas directly related to great restaurant operations. The Support Center bonus plan has been developed to reward all of our employees that are not directly serving our Guests. It combines Company performance with individual successes. We believe that by providing training, competitive compensation and opportunities for employee involvement and advancement, we encourage a sense of personal commitment from all of our employees.

RESTAURANT OPERATIONS

    Our company's ability to manage multiple, geographically diverse units is central to our overall success. At the unit level, we place specific emphasis on the positions of Area Director ("AD") and General Manager ("GM"), and seek employees with significant restaurant experience and management expertise. We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and maintenance of facilities. We attempt to attract high quality, experienced restaurant management and personnel with competitive compensation and bonus programs.

     All GMs must complete a seven-week training program, during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New staff members participate in training under the close supervision of our management. Each GM reports up through an AD, who manages from four to nine restaurants, depending on the region.

Our ADs have all been successful GMs, either for Famous Dave's or for other casual dining concepts. Our ADs are responsible for ensuring that operational standards are consistently applied in our restaurants and for the communication of company focus and priorities. In addition to the training that the GMs are required to complete, our ADs receive additional management training through AD workshops that focus specifically on managing multiple locations.

     We strive to instill enthusiasm and dedication in our employees and regularly solicit employee suggestions concerning our operations and endeavors in order to be responsive to employees' concerns. In addition, we have numerous programs designed to recognize and reward employees for superior performance. Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each restaurant has approximately 40 to 60 employees.

     Take-out and Catering - Focus on Customer Convenience - In addition to our lively and entertaining sit-down experience, we provide our customers with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave's entrees and side dishes are viewed by guests as traditional American "picnic foods" that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. We believe the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive to customers. During fiscal 2003, approximately 24% of our restaurant revenues were derived from take-out and catering, and we continue to seek ways to leverage these segments of our business. Our restaurants have been designed specifically to accommodate a significant level of take-out sales, including a separate take-out counter.

     The off-premise portion of our business continues to grow as more consumers and local business people become aware of the portability of our product. The demand for Famous Dave's catering, which accounted for 6% of our sales for fiscal 2003, has increased as consumers learn just how distinctive and flavorful an event can be when they let Famous Dave's bring the food.

     "TO GO," which accounted for 18% of our sales for fiscal 2003, continues to grow as an integral part of our overall business plan as well as an opportunity to sample our product with new consumers who would not otherwise have had the opportunity to visit our restaurants. This program enables Famous Dave's to capture a greater portion of the growing convenience and flexibility of the "take-out" market. The company's efforts are implemented in all company-owned and franchise-operated units and feature signage and merchandising tools both inside and outside the restaurants. From the time a guest drives into the parking lot to the time they leave the restaurant, they will be reminded of Famous Dave's excellence in delivering the best BBQ "TO GO".

     Customer Satisfaction - We believe that we achieve a significant level of repeat business by providing high-quality food and efficient friendly service, in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the training and supervision of personnel and the establishment of, and adherence to, high standards of personnel performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant's food, service and design by providing children's menus, smaller-sized entrees at reduced prices and changing tables in restrooms.

     Value Proposition and Guest frequency - We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5 to $19 resulting in an average check of approximately $13 during fiscal 2003. We believe that constant and exciting new product introductions, offered for a limited period of time, will help drive our infrequent and lapsed guests into our restaurants for additional meal occasions. In order to increase customer frequency, we have increased our research and development efforts for fiscal 2004 and plan on building a research and development pipeline that will generate 6-8 product introductions annually.

MARKETING AND PROMOTION

     Famous Dave's is a unique and distinctive brand specializing in grilled and smoked food. This menu specialty helps to set the brand apart from the rest of the crowded field in casual dining. Marketing and promotion for the owned and operated restaurants have historically relied primarily upon an extensive publicity effort, direct mail, and 4-walls/property-line marketing. Going forward we will be focusing on strengthening our brand, and we will continue to invest resources, both personnel and financial, towards our brand. During fiscal 2004, we expect to spend approximately 2.75% of restaurant revenues on marketing and advertising, with approximately 1% of restaurant revenues dedicated to the development of advertising and promotional materials and programs designed to create brand awareness in the markets within which we operate. We recently hired BBDO - Minneapolis as our first advertising agency of record to help carry the concept forward and create a distinctive positioning and consistent creative voice for the brand. In coordination with our marketing department, BBDO will be responsible for the advertising, promotion, creative development, branding and media buying for Famous Dave's. In addition to the traditional marketing and publicity methods embraced in the past, Famous Dave's will begin to use more aggressive outreach marketing efforts as appropriate in 2004. This will include television and radio advertising in those markets where there is sufficient penetration of the brand to allow for media efficiencies.

     We are also creating awareness for the Famous Dave's brand through partnerships that extend our BBQ sauces, seasonings and rubs in retail outlets across the United States. This retail distribution allows consumers to enrich their at home BBQ experiences with Famous Dave's bold and zesty flavors.

GROWTH STRATEGY

     We believe that the casual dining niche of the restaurant industry offers strong growth opportunities, as it is highly fragmented. We have no plans to open any new company-owned restaurants during fiscal 2004, but will begin looking for real estate opportunities mid-year for company-owned expansion to begin in fiscal 2005. During fiscal 2004 we plan to open 20-25 franchise restaurants. The key elements of our long-term growth strategy include the following:

     Company-Owned Unit Expansion - We intend to build in our existing markets in high profile, heavy traffic retail locations in order to build brand awareness. Our plan is focused on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness and creating opportunities for operating, distribution and marketing efficiencies. We are in the final stages of developing a prototype design, called our "Smokehouse concept." During fiscal 2004 we plan to gain a better understanding of the cost to build this concept before we construct, or require our franchisees to construct, a restaurant under the new design. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through various forms of real estate related financing, although there can be no assurance, that any future financing will be available, or will be available on terms acceptable to us.

     Franchise-Operated Unit Expansion - As of December 28, 2003, we had 147 franchise development commitments. We continue to expand our franchisee network throughout the United States. Generally we attempt to find franchise candidates with prior franchise restaurant experience in the markets they will be granted. The area development agreements generally range from a minimum of five to a maximum of ten units and are scheduled to be developed within five years.

PURCHASING

     We strive to obtain consistent quality items at competitive prices from reliable sources. In order to maximize operating efficiencies and to provide the freshest ingredients for our food products while obtaining the lowest possible prices for the required quality, each unit's management team determines the daily quantities of food items needed and orders such quantities, through distributors, from major suppliers designated by us, which are then shipped directly to the restaurants through foodservice distributors.

     Contract pricing accounts for approximately 85% of all of our total purchases. Contracts for various items are negotiated throughout the year and typically fix prices for twelve months. Of our total purchases, pork is approximately 30%, poultry is approximately 11%, and beef, including hamburger and brisket, is approximately 8.5%. In 2003, we experienced a decrease in food costs due to a favorable pork contract. Contracts negotiated for 2004 overall, however, have resulted in less favorable pricing. Our pork contract renewal resulted in a 9% contracted price increase in pork products. In addition, we recently renewed our poultry and hamburger contracts, which resulted in a 3% price increase in poultry and a 17% increase in hamburger. Our brisket contract renews in July and we are watching the beef market closely. As a result of the above negotiations, we anticipate that food costs, as a percent of net restaurant revenues, will increase approximately 80-120 basis points for fiscal 2004 over the prior year.

     Our food manufacturers produce our products and our distributors warehouse and ship our products. Our primary broad line distributor accounts for approximately 85% of our total purchases. We believe that our relationships with our food manufacturers and distributors are excellent, and anticipate no interruption in the supply of product delivered by any of these firms. In case of a supply disruption, however, we believe we could obtain competitive products and prices on short notice from a number of alternative suppliers. In an effort to protect us from product disruption, we have identified a secondary supplier for ribs and are pursuing secondary suppliers for other proprietary product offerings.

MANAGEMENT INFORMATION SYSTEMS

     We believe that a strong information systems infrastructure is essential to our current operations and is critical towards enhancing our competitive position in our industry. We have invested significantly in building this infrastructure. We have developed restaurant-level management information systems that include a computerized point-of-sale system which facilitates the movement of customer orders between the customer areas and kitchen operations, processes credit card transactions, and provides management with revenue and other key operating and financial information. We also use a time management system which tracks the time worked by each employee, allowing management to more effectively manage labor costs through better scheduling of employee work hours. In fiscal 2002, we installed enterprise management software, which has provided us with centralized control over restaurant database items such as menu changes, tax structure and price changes. In addition, during fiscal 2002, we developed reporting that allows us to track the average guest check daily, by restaurant, by server, and by day part. This reporting is utilized by the GMs to determine restaurant-level staffing needs in addition to supporting sales initiatives, intended to increase the average guest check.

     Our unit-level point-of-sale, time management and inventory management systems provide data for posting to our general ledger and to other accounting subsystems. Such reporting includes: (i) daily reports of revenues, (ii) daily labor reports, (iii) weekly reports of selected controllable unit expenses and
(iv) detailed monthly reports of revenues and expenses. We continue to develop and implement new enhancements to our systems. During fiscal 2004, we will focus on a number of new developments with regard to communication, theoretical food cost and labor cost management and unit level labor efficiency.

TRADEMARKS

     Our Company has received various trademarks and intends to defend these marks. There can be no assurance, however, that we will be granted trademark registration for any new applications, or for any or all of the proposed uses in our applications. In the event we are granted registration for additional marks, there can be no assurance that we can protect such marks and designs against prior users in areas where we conduct operations. There is also no assurance that we will be able to prevent competitors from using the same or similar marks, concepts or appearance.

FRANCHISE PROGRAM

     We have offered franchises of our concept since June of 1995. Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their stores and promote and develop Famous Dave's brand awareness. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her restaurants independently. Various laws limit our ability to influence the day-to-day operation of our franchise stores. We cannot assure you that franchisees will be able to successfully operate Famous Dave's stores in a manner consistent with our standards for operational excellence and food quality.

     At December 28, 2003, we had 24 franchise partners operating 54 Famous Dave's franchise units. Area development agreements representing commitments from franchisees to build an additional 147 restaurants were in place as of December 28, 2003. There can be no assurance, however, that these franchisees will fulfill their commitments. We continue to pursue an aggressive franchise program for our restaurants and anticipate that 20 to 25 additional franchise units will open during fiscal 2004.

     As of December 28, 2003 we had franchise-operated restaurants in the following locations:

    STATE                                NUMBER OF RESTAURANTS
    -----                                ---------------------
Alabama                                             1
Arizona                                             1
Georgia                                             4
Illinois                                            4
Indiana                                             1
Iowa                                                2
Kansas                                              1
Kentucky                                            3
Michigan                                            3
Minnesota                                           7
Montana                                             1
Nebraska                                            4
New Jersey                                          4
North Dakota                                        1
Ohio                                                1
South Dakota                                        1
Tennessee                                           4
Utah                                                3
Wisconsin                                           8
                                                    -
     Total:                                        54

     We assist franchisees in the site selection and the opening of a Famous Dave's restaurant. During the pre-opening phase our support includes site evaluation, store build-out assistance, opening advertising and marketing materials and operations training.

     We make periodic inspections of our franchise stores to ensure the franchisee is complying with the same quality of service, operational excellence and food specifications that is found at our company-owned units.

     Our franchise revenues are comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a non-refundable payment equal to $10,000 per unit upon the signing of the area development agreement. Since the fee is non-refundable to secure the territory, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed and the remaining $35,000 is recognized upon either the signing of a lease or upon receipt of a builder's permit, and at which time we have substantially performed all of our services. Franchisees are also required to pay us a continuing royalty equal to a percentage of their weekly net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a continuing royalty of 5% of their net sales.

     The franchisee's investment depends primarily upon store size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, point of sale systems, business licenses, deposits, initial food inventory, smallwares, and working capital. Beginning in 2004, all new franchisees will be required to contribute 1% of gross revenues for new restaurants to a national advertising campaign dedicated to building brand awareness.

SEASONALITY

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

     As a franchisor, we are subject to federal regulation and certain state laws that govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and the termination or non-renewal of a franchise. Bills have been introduced in Congress from time to time that would provide for federal regulation of substantive aspects of the franchisor-franchisee relationship. As proposed, such legislation would limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchisor to designate sources of supply.

     Federal Americans with Disabilities Act, prohibits discrimination on the basis of disability in public accommodations and employment. We could be required to expend funds to modify our restaurants in order to provide service to, or make reasonable accommodations for, disabled persons. Our restaurants are currently designed to be accessible to the disabled. We believe we are in substantial compliance with all current applicable regulations relating to this Act.

EMPLOYEES

     As of December 28, 2003, we employed approximately 2,100 employees, of which approximately 875 were full-time. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be satisfactory.

ITEM 1(A). CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING
           INFORMATION AND CERTAIN IMPORTANT FACTORS

     Famous Dave's makes written and oral statements from time to time, including statements contained in this Annual Report on Form 10-K regarding its business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Statements containing the words or phrases "will likely result", "anticipates", "are expected to", "will continue", "is anticipated", "estimates", "projects", "believes", "expects", "intends", "target", "goal", "plans", "objective", "should" or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other Company representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or
(ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf.

OUR FUTURE REVENUES AND PROFITS ARE DEPENDENT ON OUR ABILITY TO SUCCESSFULLY EXECUTE OUR PLAN

     Our Company's future revenues and profits will depend upon various factors, including continued and additional market acceptance of the Famous Dave's concept, the quality of our restaurant operations, our ability to grow our brand, our ability to successfully expand into new markets, our ability to successfully execute our franchise program, our ability to raise additional financing as required and general economic conditions. It is our plan to resume opening company-owned restaurants beginning in 2005. There is no guarantee that the planned openings in 2005 and later will open when planned, or at all, due to the risks associated with the development of new units, such as governmental approvals, the availability of sites, and the availability of capital, many of which are beyond our control. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.

WE HAVE RECENTLY EXPERIENCED LOSSES AND MAY NOT BE PROFITABLE

     We incurred a net loss of approximately $2.9 million for fiscal 2003, or $0.25 per diluted share, and a net loss of $928,000, or $0.08 per diluted share for fiscal 2002. Our 2003 net loss reflects pre-tax charges of approximately $4.2 million, or $0.22 per diluted share, related to impairment and restructuring charges on five restaurant locations, two of which were subsequently sold and two of which were subsequently closed. In addition, fiscal 2003 results include pre-tax charges of approximately $2.2 million, or $0.11 per diluted share, which reflects losses in the Isaac Hayes Blues clubs, as well as costs associated with our divestiture of those clubs. Famous Dave's has no further obligations relating to the Isaac Hayes clubs. The net loss for fiscal 2002 included losses of approximately $6.0 million, or $0.23 per diluted share, related to the Isaac Hayes clubs.

     We cannot assure you that we will generate sufficient revenues or margins, or control operating expenses, to achieve or sustain profitability in future years. In addition, we cannot assure you that we will not take future impairment or restructuring charges on our restaurants.

COMPETITION MAY REDUCE OUR REVENUES AND OPERATING INCOME

     Competition in the restaurant industry is intense. Increased competition by existing or future competitors may reduce our sales. Our restaurants compete with moderately priced casual dining restaurants primarily on the basis of quality of food and service, atmosphere, location and value. In addition to existing themed and barbecue restaurants, we expect to face competition from steakhouses and other restaurants featuring large portions of red meat. We also compete with other restaurants and retail establishments for quality sites. Competition in the food service industry is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors.

     Many of our competitors have substantially greater financial, marketing and other resources than we do. Regional and national restaurant companies continue to expand their operations into our current and anticipated market areas. We believe our ability to compete effectively depends on our ongoing ability to offer high-quality, competitively priced food in a distinctive and comfortable environment.

OUR FAILURE TO EXECUTE OUR FRANCHISE PROGRAM MAY NEGATIVELY IMPACT OUR REVENUE

     Our growth and success depends in part upon our ability to attract, contract with and retain quality franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants and promote the Famous Dave's brand. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her restaurant independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that our franchisees will be able to successfully operate Famous Dave's restaurants in a manner consistent with our concepts and standards, which could reduce their gross sales and correspondingly, our franchise royalties and could adversely affect our ability to leverage the Famous Dave's brand.

ITEM 2. PROPERTIES

     The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed unit. Since January 2000, most of our restaurants have been converted from existing restaurant properties. Average approximate size and costs of a converted leased property and a converted purchased property have been approximately 5,900 and 5,100 square feet and $1.1 million and $2.1 million, respectively. Two of the restaurants opened in 2003 were ground-up construction and one restaurant was a conversion of a previous restaurant concept. Such development costs included land, building construction, fixtures, furniture and equipment, and pre-opening costs. We are in the final stages of development and design on a prototype, which will be the first-ever standard format for us. Significant time has been invested in the project, and should the prototype prove economically viable, we expect the first unit to be built in late fiscal 2004. Subject to consumer acceptance and economic viability, we anticipate that the prototype will be required on all new development beginning sometime in fiscal 2005. The prototype is approximately 6,100 square feet in size and would represent a consistent brand image across all markets while still allowing for new construction and the renovations of pre-existing restaurants.

     Famous Dave's leased restaurant facilities are occupied under agreements with terms ranging from three to 15 years, excluding renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Our executive offices are located in approximately 18,000 square feet in Eden Prairie, Minnesota, under a lease expiring in 2005. We have recently completed a renovation at our executive offices in order to accommodate additional positions at our corporate headquarters. It is our desire to add a test kitchen to our corporate headquarters. In order to accomplish this objective, in addition to negotiating with our current landlord, we are also exploring alternative suitable sites within a reasonable proximity to our current location. We believe that our current restaurant, and potential corporate office leased spaces will be suitable for our needs and adequate for our operations for the foreseeable future.

     The following table sets forth certain information about our existing company-owned restaurant locations as of December 28, 2003:

                                                SQUARE       INTERIOR   LAND OWNED
               LOCATION                         FOOTAGE        SEATS     OR LEASED             DATE OPENED
               --------                         -------      --------   ----------             -----------
 1  Roseville, MN                                 4,800         105       Leased                   June 1996
 2  Calhoun Square (Minneapolis, MN)             10,500         380       Leased              September 1996
 3  Maple Grove, MN                               5,200         125       Owned*                  April 1997
 4  Highland Park (St. Paul, MN)                  5,200         125       Leased                   June 1997
 5  Stillwater, MN                                5,200         130       Owned*                   July 1997
 6  Apple Valley, MN                              3,800          90       Owned*                   July 1997
 7  Forest Lake, MN                               4,500         100       Leased                October 1997
 8  Minnetonka, MN                                5,500         140       Owned                December 1997
 9  Plymouth, MN                                  2,100          20       Leased               December 1997
10  West St. Paul, MN                             6,800         140       Leased                January 1998
11  West Des Moines, IA                           5,500         150       Leased                  April 1998
12  Des Moines, IA                                5,800         150       Leased                  April 1998
13  Naperville, IL                                5,500         170       Leased                  April 1998
14  Cedar Falls, IA                               5,400         130       Leased              September 1998
15  Bloomington, MN                               5,400         140       Leased                October 1998
16  Woodbury, MN                                  5,900         180       Owned                 October 1998
17  Lincoln, NE                                   6,300         190       Owned                December 1999
18  Columbia, MD                                  7,200         270       Leased                January 2000
19  Annapolis, MD                                 7,000         210       Leased                January 2000
20  Frederick, MD                                 5,600         180       Leased                January 2000
21  Woodbridge, VA                                5,600         190       Leased                January 2000
22  Vernon Hills, IL                              6,600         230       Leased               February 2000
23  Addison IL                                    4,600         140       Owned                   March 2000
24  Lombard, IL                                   7,200         250       Leased                   July 2000
25  North Riverside, IL                           5,000         160       Leased                 August 2000
26  Sterling, VA                                  5,200         200       Leased               December 2000
27  Carpentersville, IL                           6,000         227       Leased               February 2001
28  Streamwood, IL                                7,200         260       Leased                  March 2001
29  Oakton, VA                                    4,300         150       Leased                    May 2001
30  Laurel, MD                                    5,200         170       Leased                 August 2001
31  Palatine, IL                                  7,200         260       Leased                 August 2001
32  Richmond I (Richmond, VA)                     5,200         165       Owned                December 2001
33  Gaithersburg, MD                              4,800         170       Leased                    May 2002
34  Richmond II (Richmond, VA)                    5,100         165       Owned                    June 2002
35  Orland Park, IL                               5,000         165       Leased                   June 2002
36  Tulsa, OK                                     4,900         180       Owned               September 2002
37  Virginia Commons, VA                          5,300         190       Owned                    June 2003
38  Rogers, AR                                    5,300         190       Owned                    June 2003

     All seat count and square footage amounts are approximate

     *Unit is collateral in a sale-leaseback financing

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 28, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

     Our Company's common stock has traded on the NASDAQ National Market (SM) under the symbol DAVE since July 24, 1997. Our common stock traded on the NASDAQ Small Cap Market (SM) prior to July 24,1997 and since November 1996 under the same symbol.

     The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on the NASDAQ National Market (SM):

                              2003                        2002
                         ---------------            ----------------
   Period                High       Low             High        Low
-------------            -----     -----            -----      -----
1st Quarter              $4.94     $2.88            $8.75      $6.90
2nd Quarter              $4.38     $3.60            $8.16      $7.15
3rd Quarter              $6.37     $4.30            $7.96      $5.08
4th Quarter              $5.63     $4.75            $5.35      $2.97

(b) HOLDERS

     As of March 22, 2004, we had 463 shareholders of record and an estimated 6,046 beneficial shareholders.

(c) DIVIDENDS

     Our Board of Directors has not declared any dividends on our common stock since our inception, and does not intend to pay out any cash dividends on our common stock in the foreseeable future. We presently intend to retain all earnings, if any, to provide for our growth. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by our Board of Directors.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The Company maintains the 1995 Stock Option and Compensation Plan (the "Management Plan"), the 1997 Employee Stock Option Plan (the "Employee Plan") and the 1998 Director Stock Option Plan (the "Director Plan"). The Management Plan is designed to furnish a variety of economic incentives designed to attract, retain and motivate employees (including management level employees) of, and consultants to, the Company. The purpose of the Employee Plan is to attract, retain and motivate employees of the Company (not including officers and directors of the Company) by furnishing opportunities to purchase or receive shares of the Company's Common Stock. The purpose of the Director Plan is to encourage share ownership by Company directors who are not employees of the Company in order to promote long-term shareholder value through continuing ownership of the Company's Common Stock.

     The Management Plan and the Director Plan have each been approved by the Company's shareholders. The Employee Plan has not been submitted for approval to Company's shareholders.

     The following table sets forth certain information as of December 28, 2003 with respect to the Management Plan, the Employee Plan and the Director Plan. Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

                                                                                                             Number of Securities
                                                                                                           Remaining Available for
                                                          Number of Securities                             Future Issuances Under
                                                            to be Issued Upon        Weighted-Average        Equity Compensation
                                                        Exercise of Outstanding      Exercise Price of        Plans (Excluding
                                                                Options             Outstanding Options     Securities Reflected
                                                                  (A)                       (B)                in Column (A))
                                                                  ---                       ---                --------------
                  Plan Category

Equity Compensation Plans Approved By Security
Holders:

     1995 Stock Option and Compensation Plan                    578,000                    $3.96                   198,000
     1998 Director Stock Option Plan                            255,000                    $4.17                    60,000
     Miscellaneous Director Stock Options                        37,000                    $2.00                       ---
                                                              ---------                                            -------
     Total:                                                     870,000                    $3.94                   258,000

Equity Compensation Plans Not Approved By Security
Holders:

     1997 Employee Stock Option Plan                            330,000                    $3.95                   194,000
                                                              ---------                                            -------

TOTAL:                                                        1,200,000                    $3.94                   452,000
                                                              =========                                            =======

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

     The selected financial data as of and for the fiscal years ended December 28, 2003 (fiscal year 2003) and December 29, 2002 (fiscal year 2002) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent certified public accountants. The selected financial data for the fiscal years ended December 30, 2001 (fiscal year 2001), December 31, 2000 (fiscal year 2000) and January 2, 2000 (fiscal year 1999) have been derived from our consolidated financial statements as audited by Virchow, Krause & Company, LLP, independent certified public accountants.

FINANCIAL HIGHLIGHTS

FISCAL YEAR                                      2003           2002           2001           2000           1999
                                                 ----           ----           ----           ----           ----
($'s in 000's, except per share data)
STATEMENT OF OPERATIONS DATA

Revenue                                       $  97,740      $  90,820      $  87,673      $  70,160      $  47,629

Asset impairment and restructuring
  charges (1)                                 $  (4,238)     $     ---      $     ---      $     ---      $  (5,513)

(Loss) income from operations                 $    (193)     $   4,470      $   6,209      $   2,581      $  (6,223)

Equity in loss of unconsolidated
  affiliate (2)                               $  (2,155)     $  (5,994)     $  (1,029)     $     ---      $     ---

Income tax benefit                            $   1,778      $   1,211      $   4,010      $     ---      $     ---

Net (loss) income                             $  (2,898)     $    (928)     $   8,118      $   2,112      $  (6,610)

Basic net (loss) income per common share      $   (0.25)     $   (0.08)     $    0.81      $    0.23      $   (0.75)

Diluted net (loss) income per common share    $   (0.25)     $   (0.08)     $    0.75      $    0.22      $   (0.75)

OTHER DATA

Number of restaurants open at year end:

     Company-owned restaurants                       38             40             37             33             28

     Franchise-operated restaurants                  54             33             19              9              2

Comparable store sales (decrease)
  increase (3)                                     (3.0)%         (0.3)%          2.9%           5.3%           2.6%

System-wide sales (5)                         $ 187,153      $ 150,231      $ 112,178             (6)            (6)

Average Weekly Sales:

     Company-owned restaurants                $  42,491      $  45,783      $  46,429      $  44,698      $  37,750

     Franchise-operated restaurants           $  47,400      $  46,642      $  45,190             (6)            (6)

BALANCE SHEET DATA (AT YEAR END)

Cash and cash equivalents                     $   9,964      $   9,473      $   7,398      $   1,895      $   1,712

Total assets                                  $  73,767      $  74,817      $  70,440      $  52,963      $  43,326

Working capital                               $   9,041      $   5,769      $   4,706      $  (3,416)     $  (7,170)

Long-term debt less current maturities (4)    $  16,954      $  17,354      $  14,579      $  13,147      $   5,077

Total shareholders' equity                    $  46,872      $  47,292      $  46,689      $  30,061      $  27,010

(1) Fiscal 2003 charges reflect impairment and restructuring costs associated with 5 stores, 2 of which were subsequently sold and 2 of which were subsequently closed.

(2) Represents our 40% unconsolidated interest in FUMUME, LLC. Fiscal 2003 expenses represent losses and transaction costs related to our divestiture. We have no further obligation regarding this joint venture.

(3) Our comparable store sales base includes company-owned restaurants that are open year round and have been open more than 18 months.

(4) Long-term debt consists of total debt, including capital lease obligations, less current maturities.

(5) System-wide sales for fiscal 2003 of approximately $187.2 million increased 24.6% over system-wide sales for the prior year. System-wide sales is a non-GAAP financial measure that includes sales of all restaurants, company-owned and franchise, operating under the Famous Dave's brand name.

(6)  This information was not available for these fiscal years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Annual Report on Form 10-K include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this Annual Report on Form 10-K are based on information currently available to us as of the date of this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with "Selected Financial Data" above (Item 6 of this Annual Report on Form 10-K) and our financial statements and related footnotes appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     Famous Dave's of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 28, 2003, there were 92 Famous Dave's restaurants operating in 23 states, including 38 company-owned restaurants and 54 franchise-operated restaurants. An additional 147 franchise restaurants were in development as of December 28, 2003.

     FISCAL YEAR

     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Our fiscal years ended December 28, 2003 (fiscal year 2003), December 29, 2002 (fiscal year 2002) and December 30, 2001 (fiscal year 2001) all consisted of 52 weeks. Fiscal 2004, which ends on January 2, 2005, will consist of 53 weeks.

     BASIS OF PRESENTATION

     The financial results presented and discussed herein reflect our results and the results of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Additionally, until February 26, 2003, we were a 40% participant in a joint venture to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. On February 26, 2003, we disposed of our 40% interest, and as a result, we are no longer participating in any revenues or expenses of the joint venture and we do not have any further obligations with regard to the joint venture. Our financial results for fiscal 2003 reflect our equity in the losses of this unconsolidated affiliate up until February 26, 2003, in addition to the transaction costs related to the divestiture. Our financial results for fiscal 2002 and fiscal 2001 reflect our equity in the losses of this unconsolidated affiliate.

     APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion and analysis of the Company's financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

     Our Company's significant accounting policies are described in Note One to the consolidated financial statements included in our annual report for the year ended December 28, 2003. The accounting policies used in preparing our fiscal year 2003 consolidated condensed financial statements are the same as those described in our annual report.

     We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. This requires us to make estimates and judgments that affect reported amounts and related disclosures. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.

     We have discussed the development and selection of the following critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to such estimates in this Management's Discussion and Analysis.

     RECOGNITION OF FRANCHISE RELATED REVENUE - Initial franchise revenue is recognized when our Company has performed substantially all of its obligations as franchisor. Franchise royalties are recognized when earned as promulgated in Statement of Financial Accounting Standards (SFAS) No. 45, "Accounting for Franchise Fee Revenue". Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue for fiscal 2003 was approximately $5.7 million, a 34.8% increase when compared to franchise-related revenue of approximately $4.2 million for the same period in 2002, primarily reflecting increased royalties. Royalties, which are based on a percent of net sales, increased 50.9%, reflecting the annualization of franchise restaurants that opened in fiscal 2002 in addition to the 18 franchise restaurants opened during fiscal 2003. There were 54 franchise-operated restaurants open at December 28, 2003, compared to 33 at December 29, 2002. During fiscal 2004, we expect to realize higher franchise-related revenue from 3 company-owned restaurants sold to a franchise partner in the fourth quarter of fiscal 2003 in addition to the opening of 20 to 25 new franchise restaurants throughout fiscal 2004.

     ASSET IMPAIRMENT AND RESTRUCTURING CHARGES - In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to its fair value, as determined by the discounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. Any impairment recognized is the amount by which the carrying amount of the restaurant site exceeds its fair value. Restaurant sites to be disposed of are reported at the lower of their carrying amount or fair value on a restaurant-by-restaurant basis, less estimated costs to sell. Our December

28, 2003 consolidated balance sheet reflects approximately $1.3 million of assets held for sale, which include the land and building for our Mesquite location that was recently closed. During fiscal 2003, we recorded impairment and restructuring charges of approximately $4.2 million related to five units, two of which were subsequently closed and two of which were subsequently sold to a franchisee. No asset impairment charges were recorded on company-owned units during fiscal 2002 or fiscal 2001.

     DEFERRED TAX ASSET - Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal 2003, our deferred tax asset was reviewed for expected utilization using a "more likely than not" approach as required by SFAS No. 109, "Accounting for Income Taxes", by assessing the available positive and negative evidence surrounding its recoverability. We believe that the realization of the deferred tax asset is more likely than not based on the expectations that our Company will generate the necessary taxable income beginning in fiscal 2004.

RESULTS OF OPERATIONS

     REVENUE

     Our revenue consists of restaurant sales, franchise related revenue and licensing and other revenue. Our franchise related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a non-refundable payment equal to $10,000 per unit upon the signing of the area development agreement. Since the fee to secure the territory is non-refundable, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed and the remaining $35,000 is recognized upon either the signing of a lease or upon receipt of a builder's permit, and at which time we have substantially performed all of our services. Franchise royalties are equal to a percentage of weekly net sales, currently at 5%. Licensing revenue includes royalties from a retail line of business, including sauces and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Comparable sales represent net sales for restaurants open year-round for 18 months or more.

     COSTS AND EXPENSES

     Components of operating expenses include food and beverage costs, operating payroll and employee benefits, occupancy costs, repair and maintenance costs, supplies and advertising and promotion. Certain of these costs are variable and will increase with sales volume. The primary fixed costs are corporate and restaurant management and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three months of operation. As restaurant management and staff gain experience following the opening, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.

     General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, employee benefits, legal fees, consulting fees, travel, rent, depreciation, general insurance and marketing expenses are major items in this category.

A breakdown of our restaurant and total company operating results were as follows (amounts in $000's):

                                                                 Restaurant Operations
                                             ------------------------------------------------------------
                                             Fiscal Year 2003      Fiscal Year 2002      Fiscal Year 2001
                                             ----------------      ----------------      ----------------
Restaurant Sales, net................        $91,491    100.0%     $86,378    100.0%     $85,360    100.0%

Restaurant Costs and Expenses:
  Food and Beverage Costs............         27,982     30.6       27,355     31.7       26,980     31.6
  Labor and Benefits.................         27,301     29.8       25,252     29.2       23,830     27.9
  Operating Expenses.................         23,307     25.5       20,009     23.2       19,158     22.4
  Depreciation and Amortization......          4,562      5.0        4,358      5.0        4,222      4.9
     Total Costs and Expenses........         83,152     90.9       76,974     89.1       74,190     86.8
                                             -------    -----      -------    -----      -------    -----
Income from Restaurant
     Operations......................        $ 8,339      9.1%     $ 9,404     10.9%     $11,170     13.2%
                                             =======    =====      =======    =====      =======    =====

                                                                     Total Company
                                             ------------------------------------------------------------
                                             Fiscal Year 2003      Fiscal Year 2002      Fiscal Year 2001
                                             ----------------      ----------------      ----------------
Total Revenue........................        $97,740    100.0%     $90,820    100.0%     $87,673    100.0%

Total Costs and Expenses:
  Food and Beverage Costs............         28,014     28.7       27,355     30.1       26,980     30.8
  Labor and Benefits.................         27,586     28.2       25,252     27.8       23,834     27.2
  Operating Expenses.................         23,376     23.9       20,009     22.0       19,158     21.9
  Depreciation and Amortization......          4,840      5.0        4,630      5.1        4,463      5.1
  Asset Impairment and Restructuring
     Charges.........................          4,238      4.3          ---      ---          ---      ---
  Pre-opening Expenses...............            543      0.6        1,040      1.2          629      0.7
  General and Administrative ........          9,336      9.6        8,064      8.9        6,400      7.3

                                            --------    -----      -------    -----      -------    -----
(Loss) Income from Total Company
   Operations........................       ($   193)     0.2%     $ 4,470      4.9%     $ 6,209      7.0%
                                            ========    =====      =======    =====      =======    =====

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     Total Revenue - Total revenue of approximately $97.7 million for fiscal 2003 increased $6.9 million or 7.6% over revenues of approximately $90.8 million for fiscal 2002.

     Restaurant Sales - Restaurant sales increased by approximately $5.1 million or 5.9% to approximately $91.5 million for fiscal year 2003 from approximately $86.4 million for fiscal year 2002. The increase in sales was due primarily to the annualization of sales on restaurants that opened late in 2002 as well as our 2003 openings.

     Franchise Related Revenue - Franchise related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise related revenue for fiscal 2003 were approximately $5.7 million, a 34.8% increase when compared to approximately $4.2 million for the same period in 2002, primarily reflecting increased royalties. Royalties, which are based on a percent of net sales, increased 50.9%, reflecting the annualization of franchise restaurants that opened in fiscal 2002 in addition to the 18 franchise restaurants opened during fiscal 2003. There were 54 franchise operated restaurants open at December 28, 2003, compared to 33 at December 29, 2002. During fiscal 2004, we expect to realize higher franchise related revenue from three company-owned restaurants sold to a franchise partner in the fourth quarter of fiscal 2003 in addition to the opening of 20 to 25 new franchise restaurants throughout fiscal 2004.

     Licensing and Other Revenue - Licensing revenue includes royalties from a retail line of business, including sauces, seasonings and prepared meats. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal year 2003, the licensing royalty income was $209,000, flat to fiscal 2002. During fiscal 2004, we expect to see licensing revenue remain relatively flat, due to the elimination of the refrigerated segment of our business, offset by continued market penetration of our sauces and seasonings. The amount of other revenue will be dependent on the level of opening assistance we will be required to provide during franchise openings.

     Same Store Net Sales - It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 18 months. At the end of fiscal 2003, there were 33 restaurants included in this base. Same store net sales for fiscal 2003 decreased approximately 3.0%, compared to fiscal 2002's decrease of approximately 0.3%. We believe that the decrease in same store net sales reflects our decision, during the third quarter of fiscal 2003, to eliminate routine discounting throughout our company-owned restaurants. Although discounting during fiscal 2002 had increased restaurant traffic, the majority of the incremental sales derived had substantially lower margins. We believe that the decision to discontinue discounting was the right decision to protect our brand for the long-term. Same store net sales are expected to continue to remain soft, at a minimum, through the second quarter of 2004.

     Average Weekly Net Sales - Weighted average weekly net sales for our company-owned and franchise-operated restaurants during fiscal 2003 were $42,491 and $47,400, respectively. During fiscal 2002, weighted average weekly net sales for our company-owned and franchise-operated restaurants were $45,783 and $46,642, respectively.

     Food and Beverage Costs - Food and beverage costs for fiscal 2003 were approximately $28.0 million or 30.6% of net restaurant revenue compared to approximately $27.4 million or 31.7% of net restaurant revenue for fiscal 2002. The improvement primarily reflects a favorable pork contract and the improved pricing we received. Approximately 85% of our purchases are on contract. Contracts negotiated for 2004 overall, however, have resulted in less favorable pricing. Our pork contract renewal resulted in a 9% contracted price increase in pork products. In addition, we recently renewed our poultry and hamburger contracts, which resulted in a 3% price increase in poultry and a 17% increase in hamburger. Our brisket contract renews in July and we are watching the beef market closely. As a result of the above negotiations, we anticipate that food costs, as a percent of net restaurant revenues, will increase approximately 80-120 basis points for fiscal 2004 over the prior year. We believe that we have an opportunity to mitigate the impact that the recently renewed food contracts have on our margin. In 2004 we will focus on increasing our adult beverage sales, which are currently 11% of our dine-in sales and on average carry 500-800 basis points higher margin than food. We are currently working with a consultant that is assisting us in developing this program, which we are expecting to roll out during the second quarter of fiscal 2004.

     Labor and Benefits - Labor and benefits at the restaurant level were approximately $27.3 million or 29.8% of net restaurant revenue in fiscal 2003 compared to approximately $25.3 million or 29.2% of net restaurant revenue in fiscal 2002. The increase in labor and benefits as a percentage of restaurant revenue reflects a 25% increase in benefits costs, partially offset by a lower level of bonus payout at the restaurant level. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to food servers. The migration toward full service dining in the majority of our restaurants is part of our strategy for increasing unit-level revenue, but may result in higher labor costs. During fiscal 2004, we are expecting labor and benefits as a percentage of net revenues to remain relatively flat to fiscal 2003.

     Operating Expenses - Operating expenses for fiscal 2003 were approximately $23.3 million or 25.5% of net restaurant revenue, compared to approximately $20.0 million or 23.2% of net restaurant revenue for fiscal 2002. The increase in operating expenses reflects significant investments made at the restaurant level to upgrade and repair stores that had been neglected, in addition to higher utilities related to increased gas pricing. Repair and maintenance costs for fiscal year 2003 were $1.1 million compared to $530,000 for fiscal 2002. The increase in operating expenses as a percentage of restaurant revenue for fiscal 2003, compared to fiscal 2002, was primarily due to lower average restaurant revenues against slightly higher fixed costs. During fiscal 2004, operating expenses as a percentage of net revenues are expected to decrease from the percentage in fiscal 2003, primarily due to lower levels of repairs and maintenance costs and further leverage of fixed costs.

     Depreciation and Amortization - Depreciation and amortization for fiscal 2003 was approximately $4.8 million, or 5.0% of total revenue, compared to approximately $4.6 million, or 5.1% of total revenue for fiscal 2002. The increase in depreciation and amortization reflects investments in store openings, restaurant level enhancements, catering vehicles and continuing investments in information systems. During fiscal 2004, depreciation and amortization is expected to remain relatively flat to fiscal 2003 levels as depreciation from asset additions are offset by assets that will be fully depreciated during fiscal 2004.

     Asset Impairment and Restructuring Charges - During fiscal 2003 we recorded asset impairment and restructuring charges equal to approximately $4.2 million on five restaurant locations, two of which were subsequently sold and two of which were subsequently closed. As of December 28, 2003, we had approximately $1.3 million of assets held for sale on our consolidated balance sheet related to one of the restaurants in Texas that was closed.

     Pre-opening Expenses - Pre-opening expenses were $543,000 or 0.6% of total revenue for fiscal 2003 compared to approximately $1.0 million or 1.2% of total revenue for fiscal 2002. These expenses reflect the opening of three restaurants during fiscal 2003 as compared with eight in fiscal 2002. We do not anticipate opening any company-owned restaurants during fiscal 2004.

     General and Administrative Expenses - General and administrative expenses totaled $9.3 million or 9.6% of total revenue in fiscal 2003 compared to $8.1 million or 8.9% of total revenue in fiscal 2002. The increase in general and administrative expenses reflects severance and recruiting costs related to changes in management and additions at the board level, consulting expenses associated with the development of our media plan and our new Smoke-House prototype and increases in the corporate infrastructure to support system-wide restaurant growth. During fiscal 2004, we expect general and administrative expenses to increase both in dollars and as a percentage of total revenue due to investments in the corporate infrastructure to support the growth in franchise operations in addition to our company-owned restaurant base.

     Interest Expense, Net - Interest expense, net, totaled $1.7 million or
1.7% of total revenue for fiscal 2003 compared to $1.0 million or 1.1% of total revenue for fiscal 2002. This line item represents interest expense from capital lease obligations, notes payable and financing lease obligations. The increase in expense from fiscal 2002 to fiscal 2003 is the result of lower capitalization of construction period interest on fewer openings in 2003 than in 2002. As a result of no anticipated openings of company-owned restaurants for fiscal 2004, in addition to our levels of fixed rate debt, for fiscal 2004, we are expecting interest expense to remain flat to fiscal 2003 levels.

     Other Expense, Net - Other expense, net of approximately $667,000 reflects losses related to expenses of an unopened site and early extinguishments of debt associated with the early payoff of a note, partially offset by gains attributable to the sale of three units in Georgia to a franchisee. In comparison, during fiscal 2002 we realized other income of approximately $423,000 related to the gains attributable to the sale of three units in Wisconsin to a franchisee.

     Equity in Loss from Unconsolidated Affiliate - Until February 26, 2003, we were a 40% participant in a joint venture to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. Pursuant to an agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. On February 26, 2003, we disposed of our 40% interest in FUMUME, LLC. The equity in loss from unconsolidated affiliate was $2.2 million for fiscal 2003, reflecting losses in the Isaac Hayes Blues clubs, in addition to transaction costs associated with our divestiture of those clubs. We are no longer participating in any revenue or expenses of the joint venture and we do not have any further obligations with regard to the joint venture. The equity in loss for 2002 was $6.0 million.

     Benefit from income taxes - Our Company realized a benefit from income taxes during fiscal 2003 of $1.8 million, which includes the recognition of the net operating loss carry forwards created in the year ended December 28, 2003 that can be used to reduce future tax liabilities. Realization of the net operating loss carry forwards and other deferred tax timing differences is contingent on future taxable earnings. Our deferred tax asset was reviewed for expected utilization using a "more likely than not" approach as required by SFAS No. 109, "Accounting for Income Taxes", by assessing the available positive and negative evidence surrounding the recoverability of the deferred tax asset. We believe that the realization of the deferred tax asset is more likely than not based on the expectations that our Company will generate the necessary taxable income beginning in fiscal year 2004.

     Net loss / Diluted Net Loss per Share - As a result of the factors above, we realized a net loss for fiscal 2003 of $2.9 million, or $0.25 per diluted share, on 11,771,584 weighted average shares outstanding, compared to a net loss of $928,000, or $0.08 per diluted share, on 11,335,000 weighted average shares outstanding for fiscal 2002.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     Total Revenue - Total revenue of approximately $90.8 million for fiscal 2002 increased 3.6% over revenue of approximately $87.7 million for fiscal 2001.

     Restaurant Sales - Restaurant sales increased by approximately $1.0 million or 1.2% to approximately $86.4 million for fiscal year 2002 from approximately $85.4 million for fiscal year 2001. The increase in revenue was due primarily to an additional eight restaurants opened during fiscal 2002, the contribution of a full year of revenue from restaurants which were open for only part of 2001, partially offset by the sale of five company restaurants to franchisees and a decrease in revenue from restaurants open for all of both periods. During fiscal 2002, we increased menu prices an average of 0.5%.

     Franchise Related Revenue - Franchise related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise related revenue for fiscal 2002 were approximately $4.2 million, a 100% increase when compared to franchise related revenues of approximately $2.1 for the same period in 2001, primarily reflecting an increase in royalties due to franchise openings. There were 33 franchise-operated restaurants open at December 29, 2002, compared to 19 at December 30, 2001.

     Licensing Revenue - Licensing revenue includes royalties from a retail line of business, including sauces, seasonings and prepared meats. For fiscal year 2002, the licensing royalty income was $210,000, compared to $192,000 for the same period in 2001.

     Same Store Net Sales - It is our policy to include in our same store sales base, restaurants that are open year round and that have been open more than 18 months. At the end of fiscal 2002, there were 28 restaurants included in this base. Same store net sales for fiscal 2002 decreased approximately 0.3%, compared to fiscal 2001's increase of approximately 2.9%. We believe that the decrease in same store net sales was a result of a difficult economic environment during 2002.

     Average Weekly Sales - Weighted average weekly volume for our company-owned restaurants was $45,783 during 2002 and $46,642 for franchise-operated restaurants. Weighted average weekly volume for our company-owned restaurants was $46,429 during 2001 and $45,190 for franchise-operated restaurants.

     Food and Beverage Costs - Food and beverage costs for fiscal 2002 were approximately $27.4 million or 31.7% of net restaurant revenue compared to approximately $27.0 million or 31.6% of net restaurant revenue for fiscal 2001. An increase in the price of pork products earlier in 2002 was offset by decreases in other commodity costs, including beef and chicken.

     Labor and Benefits - Labor and benefits were $25.3 million or 29.2% of net restaurant revenue in fiscal 2002 compared to $23.8 million or 27.9% of net restaurant revenue in fiscal 2001. The increase in labor and benefits as a percentage of net restaurant revenue is primarily due to decreased efficiencies in scheduling and managing labor hours, increases in benefits costs and additional staffing in preparation for new restaurant openings. Full service restaurants that operate in states without a "tip credit" (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to food-servers. The migration toward full service dining in most of our restaurants is part of our strategy for increasing unit-level revenue, but results in higher labor costs.

     Operating Expenses - Operating expenses for fiscal 2002 were $20.0 million or 23.2% of net restaurant revenue, compared to $19.2 million or 22.4% of net restaurant revenue for fiscal 2001. The dollar increase in operating expenses was related to the increased number of restaurants. The increase in operating expenses as a percentage of net restaurant revenue in fiscal 2002, compared to fiscal 2001, was primarily due to lower average restaurant revenues against slightly higher fixed costs.

     Depreciation and Amortization - Depreciation and amortization for fiscal 2002 was approximately $4.6 million or 5.1% of total revenue, compared to approximately $4.5 million or 5.1% of total revenue in fiscal 2001. The slight increase in depreciation and amortization expense is the result of construction costs of new units opened in fiscal 2002.

     Pre-opening Expenses - Pre-opening expenses were approximately $1.0 million for 2002 compared to approximately $629,000 for fiscal 2001. These expenses reflect the opening and conversion of eight new restaurants in fiscal 2002 compared to six new restaurants in fiscal 2001.

     General and Administrative Expenses - General and administrative expenses totaled approximately $8.1 million or 8.9% of total revenue in fiscal 2002 compared to approximately $6.4 million or 7.3% of total revenue in fiscal 2001. The dollar increase reflects an increase in the corporate infrastructure to support restaurant growth.

     Interest Expense, Net - Interest expense, net, totaled approximately $1.0 million or 1.1% of total revenue for fiscal 2002 compared to approximately $1.4 million or 1.6% of total revenue for fiscal 2001. This line item primarily represents interest expense from capital lease obligations, a line of credit, notes payable and financing lease obligations, and interest income from notes receivable our Company holds with its franchisees. The decrease in interest expense from fiscal 2001 was primarily due to additional interest income received via notes receivable our Company holds with franchisees, as well as a decrease in interest expense on our existing borrowings from lower interest rates.

     Other Income - During fiscal 2002, we recorded a gain on the sale of property and other income of $423,000, or 0.5% of total revenue. This compares to $367,000, or 0.4% of total revenue for fiscal 2001. These gains are attributable to various sales of property, partially offset by losses on disposals of property.

     Equity in Loss from Unconsolidated Affiliate - The equity in loss from unconsolidated affiliate was $6.0 million, or 6.6% of total revenue for fiscal 2002. This compares to $1.0 million, or 1.2% of total revenue for fiscal 2001. These losses relate to our 40% investment in FUMUME, LLC. Effective June 1, 2001, Famous Dave's Ribs-U, Inc., our wholly-owned subsidiary, entered into a joint venture with Memphis-based Lifestyle Ventures, LLC, H&H Holding Company, LLC and another investor to develop a themed restaurant concept based on the entertainment artist Isaac Hayes. Pursuant to the agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. FUMUME, LLC opened its first location in Chicago in June 2001 and its second location in Memphis, Tennessee in October 2001. Each location is structured as a separate Delaware limited liability company, each of which is wholly owned by FUMUME, LLC.

     In exchange for a 40% interest in FUMUME, LLC, our Company agreed to contribute: (i) $825,507 in working capital, (ii) the assets comprising Famous Dave's Ribs and Blues Club in Chicago and (iii) certain rights to use Famous Dave's various licensed marks. Our Company had agreed to reimburse FUMUME, LLC for operating losses incurred at the Memphis and Chicago clubs.

     This obligation terminated February 26, 2003 upon our disposition of our 40% interest in FUMUME, LLC. See Footnote 5.

     Benefit from income taxes - Our Company realized a benefit from income taxes during fiscal 2002 of approximately $1.2 million, which includes the recognition of the net operating loss carry-forwards created in the year ended December 29, 2002 that can be used to reduce future tax liabilities. The tax benefit of approximately $4.0 million recognized in 2001 was primarily due to the reduction of a valuation allowance established in previous years, which related to the Company's net operating loss carry-forward.

     Net Loss / Diluted Net Loss per Share - As a result of the factors above, we realized a net loss for fiscal 2002 of approximately $928,000 or $0.08 per diluted share on 11,335,000 weighted average shares outstanding, compared to net income of approximately $8.1 million or $0.75 per diluted share on 10,879,000 weighted average shares outstanding for fiscal 2001.

ACCOUNTING PRONOUNCEMENTS AND PASSED LEGISLATION

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The changes in this statement will result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. Reliability of accounting information will be improved by providing a portrayal of an entity's capital structure that is unbiased, verifiable, and more representational than information reported prior to issuance of this statement. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We currently do not have instruments impacted by the adoption of this Statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and addresses consolidation of business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. During fiscal 2003 we sold 3 of our Atlanta stores to a franchisee, and recorded a note receivable for approximately $1.3 million. We reviewed the transaction in accordance with FIN 46, and determined that we did not have a variable interest entity that would require consolidation under FIN 46.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Act of 1933 and Securities Exchange Act of 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. The Act will require additional disclosures, certifications and procedures. We do not expect any material adverse effect on our company as a result of the passage of this legislation.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for our Company for the year ending December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after January 1, 2003. We currently do not have guarantees within the scope of this pronouncement, and therefore this pronouncement did not have a material impact on our company's financial position or results of operations.

     In June 2002, the FASB issued Statement SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date our Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. During fiscal year 2003, our Company incurred approximately $558,000 in restructuring disposal expenses related to the closing of two units in Texas. There were no costs associated with disposal or exit activity in 2002 or 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of December 28, 2003, our Company held cash and cash equivalents of approximately $10.0 million compared to approximately $9.5 million as of December 29, 2002.

     Our working capital was approximately $9.0 million for the year ended December 28, 2003 as compared to approximately $5.8 million at December 29, 2002. Our quick ratio, which measures our immediate short-term liquidity, was
1.59 at December 28, 2003 compared to 1.35 at December 29, 2002. The year over year change in our working capital and quick ratio was primarily due to cash generated from operations.

     Net cash provided by operations for each of the last three fiscal years was approximately $6.4 million in fiscal 2003, $9.5 million in fiscal 2002 and $7.8 million in fiscal 2001. Cash generated in fiscal 2003 was primarily from a decrease in prepaid expenses and an increase in other current liabilities, offset by an increase in accounts receivable and a decrease in accounts payable. During fiscal 2003, we took advantage of cash discounts offered by our vendors and decreased accounts payable by approximately $1.6 million. For fiscal 2002, sources of cash generation were primarily from increased accounts payable and decreases in accounts receivable. Net cash provided by operations during fiscal 2001 was primarily from net income.

     Net cash used for investing activities for each of the last three fiscal years was approximately $5.6 million, $5.7 million and $8.2 million. In fiscal 2003, we used cash of $2.1 million to fund losses and exit from our 40% FUMUME, LLC partnership and $4.3 million for capital expenditures on construction of three new company-owned restaurants and to upgrade existing facilities. The use of cash was partially offset by payments on notes receivable and cash proceeds from the sale of assets. During fiscal 2002, we used approximately $1.3 million to fund the losses in FUMUME, LLC and approximately $9.5 million on capital expenditures on eight company-owned restaurants. These uses of cash were partially offset by approximately $2.9 million cash provided by payments on notes receivable from financing arrangements with franchisees. During fiscal 2001, we used approximately $2.8 million to fund the losses in FUMUME, LLC, approximately $6.2 million for capital expenditures and leasehold improvements on the construction of six new company-owned restaurants and to upgrade existing facilities partially offset by proceeds from the sale of one existing unit.

     Net cash (used for) provided by financing activities was approximately ($323,000) in fiscal 2003 approximately ($1.7) million in 2002 and approximately $5.9 million for fiscal 2001. During fiscal 2003 and 2002, payments on long-term debt and capital lease obligations were the primary uses of cash partially offset by proceeds from stock option exercises. Net cash provided by financing activities in fiscal 2001 was primarily from the exercise of stock options and the issuance of common stock. On November 12, 2001, our Company issued 1,000,000 shares of common stock in a private equity placement at a value of $6.00 per share, and received net cash proceeds after commissions and expenses of approximately $5.3 million. The proceeds were used primarily to develop new restaurants and for general corporate purposes.

     At December 30, 2001, we were a party to a credit agreement with a bank that provided approximately $4.5 million of borrowing capability to us, of which approximately $100,000 was outstanding at December 31, 2001. This agreement was secured by substantially all of our property, and in addition was guaranteed by and secured by certain of the assets of our former Chairman, David Anderson. For fiscal year 2001, the credit agreement carried an interest rate of 4% above the prime rate, and provided for borrowing up to a maximum of 50% of the value of a collateral pool which consisted of our property and certain of the property pledged to secure the credit agreement by Mr. Anderson. Total availability on this agreement as of December 30, 2001 was $1,680,000 due to collateral limits. The credit agreement was paid off in January of fiscal 2002.

     Under an agreement entered into in 2001, our Company was obligated to reimburse FUMUME, LLC for operating losses incurred at the Isaac Hayes Entertainment clubs in Memphis and Chicago. Total cash funding under this obligation was $365,000 in 2003, $1.2 million in 2002 and $1.0 million in 2001. On February 26, 2003 we disposed of our 40% interest in FUMUME, LLC and, at the same time, terminated our cash funding obligation. On March 21, 2003 we completed a $1.6 million transaction with the landlord at the Chicago location that terminated our obligation under the lease. Losses of approximately $2.2 million related to the exit of this investment were recorded during fiscal 2003.

     When we continue our expansion, we anticipate that additional financing will likely be required. We anticipate that future development and expansion will be real estate funded or financed primarily through currently held cash and short-term investments, and proceeds from forms of financing such as leases, mortgages or other credit facilities. There are no assurances, however, that additional financing required for expansion will be available on terms acceptable or favorable to us. We do not anticipate financing through the sale of additional equity.

     In addition to commitments we have related to our lease obligations, we also have required payments to be made on our outstanding debt. The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

     Payments Due by Period
     (in thousands)

Contractual
Obligations              Total         2004         2005         2006         2007         2008      Thereafter
                       --------      -------      -------      -------      -------      -------      --------
Long Term Debt         $ 12,707      $   358      $   392      $   427      $   466      $   507      $ 10,557
Financing Leases          4,500          ---          ---          ---          ---          ---         4,500
Capital Leases              493          388           97            8          ---          ---           ---
Operating Leases         44,823        2,530        2,587        2,674        2,666        2,639        31,727
                       --------      -------      -------      -------      -------      -------      --------
Total                  $ 62,523      $ 3,276      $ 3,076      $ 3,109      $ 3,132      $ 3,146      $ 46,784
                       ========      =======      =======      =======      =======      =======      ========

See Notes 6, 7, 8 and 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS

     Our Company does not have any off-balance sheet arrangements.

INCOME TAXES

     At December 28, 2003, we had federal and state net operating loss carry forwards ("NOL's") for tax reporting purposes of approximately $19.0 million and $13.3 million respectively, which if not used will begin to expire in 2011. In addition, we had tax credit carryforwards of approximately $1.3 million, which if not used, will begin to expire in 2011. Future changes in ownership, if any, may place limitations on the use of these NOL's.

INFLATION

     The primary inflationary factors affecting our operations include food and beverage and labor costs. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. We are also subject to interest rate changes based on market conditions.

     We believe low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our Company's financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents certificates of deposits and all other investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of December 28, 2003 was $12.7 million. Of the outstanding long-term debt, approximately $1.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. Our Company does not see the variable interest rate long-term debt as a significant interest rate risk. Some of the food products purchased by us are effected by commodity pricing and are therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside of our control. To mitigate this risk in part, we have fixed price purchase commitments from our vendors. In addition, we believe that substantially all of our food is available from alternate sources which helps to control food commodity risks. We believe we have the ability to increase or vary menu options offered in response to a food product price increase.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements of Famous Dave's of America, Inc. are included herein, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 26, 2002, the Company dismissed Virchow, Krause & Company, LLP, which had previously served as the Company's independent accountants.

     The reports of the Company's principal accountant on the consolidated financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     The Company's audit committee and Board of Directors participated in, and approved the decision to, change independent accountants on September 26, 2002.

     In connection with its audit of the consolidated financial statements for the 2001 and 2000 fiscal years ending December 30, 2001 and December 31, 2000, respectively, and through September 26, 2002, there were no disagreements with Virchow, Krause & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Virchow, Krause & Company, LLP, would have caused Virchow, Krause & Company, LLP to make reference to such disagreements in their report on the financial statements for such years.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K. The Company has adopted a Code of Ethics applicable to its CEO, CFO and Controller. The Code of Ethics is available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting it.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item appears in our definitive proxy statement for our 2004 annual meeting of shareholders under the caption "Fees billed to Company by Its Independent Auditors," which information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits.

         See "exhibit index" on the page following the consolidated financial statements and related footnotes.

     (b) Reports on Form 8-K.

     During the Fourth Quarter of fiscal 2003, the Company filed four current reports on Form 8-K as follows:

     On October 6, 2003, we filed a Current Report on Form 8-K dated October 2, 2003 under Item 7 and 12, releasing preliminary financial information related to the Third Quarter of fiscal 2003.

     On October 23, 2003, we filed a Current Report on Form 8-K dated October 21, 2003 under Item 7 and 12, releasing financial information related to the Third Quarter of fiscal 2003, including certain non-GAAP financial measures.

     On November 19, 2003, we filed a Current Report on Form 8-K dated November 17, 2003 under Item 5 and 7, announcing the addition of Diana Garvis Purcel as Famous Dave's new Chief Financial Officer, effective November 19, 2003.

     On December 16, 2003, we filed a Current Report on Form 8-K dated December 15, 2003 under Item 5 and 7, announcing that David W. Anderson was confirmed by the U.S. Senate as Assistant Secretary of the U.S. Department of the Interior and Indian Affairs, and resigned as Chairman of the Board in connection with the confirmation. In addition, K. Jeffrey Dahlberg was elected Chairman of the Board, and F. Lane Cardwell, Jr. was elected to the Board of Directors to fill the vacancy created by Mr. Anderson's resignation.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Famous Dave's of America, Inc.:

We have audited the accompanying consolidated balance sheets of Famous Dave's of America, Inc. and subsidiaries (the Company) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Dave's of America, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 6, 2004

INDEPENDENT AUDITORS' REPORT

The Audit Committee, Board of Directors and Shareholders
Famous Dave's of America, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Famous Dave's of America, Inc. and subsidiaries for the year ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Famous Dave's of America, Inc. and subsidiaries for the year ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                 /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
January 30, 2002

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 28, 2003 AND DECEMBER 29, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           DECEMBER 28,             DECEMBER 29,
                                                                               2003                     2002
                                                                             --------                 --------
                              ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                             $  9,964                 $  9,473
       Accounts receivable, net                                                 1,661                    1,026
       Inventories                                                              1,599                    1,775
       Prepaid expenses and other current assets                                3,126                    1,276
                                                                             --------                 --------
       TOTAL CURRENT ASSETS                                                    16,350                   13,550

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                            47,147                   51,861

OTHER ASSETS:
       Notes receivable, less current portion                                   2,395                    1,364
       Deferred tax asset, less current portion                                 6,938                    7,014
       Other assets, net                                                          937                    1,028
                                                                             --------                 --------

                                                                             $ 73,767                 $ 74,817
                                                                             ========                 ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long term debt                                     $    358                 $    387
       Current portion of capital leases                                          388                      708
       Accounts payable                                                         2,035                    3,459
       Other current liabilities                                                4,528                    3,227
                                                                             --------                 --------
       TOTAL CURRENT LIABILITIES                                                7,309                    7,781

LONG-TERM LIABILITIES:
       Long-term debt, less current portion                                    12,349                   12,422
       Capital leases, less current portion                                       105                      432
       Financing leases                                                         4,500                    4,500
       Other liabilities, net                                                   2,632                    2,390
                                                                             --------                 --------
       TOTAL LIABILITIES                                                       26,895                   27,525
                                                                             --------                 --------

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value, 100,000,000 shares authorized,
            12,157,782 and 11,388,295 shares issued and outstanding               122                      114
       Additional paid-in capital                                              56,692                   54,222
       Accumulated deficit                                                     (9,942)                  (7,044)
                                                                             --------                 --------
       TOTAL SHAREHOLDERS' EQUITY                                              46,872                   47,292
                                                                             --------                 --------

                                                                             $ 73,767                 $ 74,817
                                                                             ========                 ========

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                                            2003             2002             2001
                                                        ------------     ------------     ------------
REVENUE:
       Restaurant sales, net                            $     91,500     $     86,378     $     85,360
       Franchise royalty revenue                               4,567            3,027            1,270
       Franchise fee revenue                                   1,139            1,205              851
       Licensing and other revenue                               534              210              192
                                                        ------------     ------------     ------------
TOTAL REVENUE                                                 97,740           90,820           87,673
                                                        ------------     ------------     ------------

COSTS AND EXPENSES:
       Food and beverage costs                                28,014           27,355           26,980
       Labor and benefits                                     27,586           25,252           23,834
       Operating expenses                                     23,376           20,009           19,158
       Total depreciation and amortization                     4,840            4,630            4,463
       Asset impairment and restructuring charges              4,238              ---              ---
       Pre-opening expenses                                      543            1,040              629
       General and administrative                              9,336            8,064            6,400
                                                        ------------     ------------     ------------
TOTAL COSTS AND EXPENSES                                      97,933           86,350           81,464
                                                        ------------     ------------     ------------

(LOSS) INCOME FROM OPERATIONS                                   (193)           4,470            6,209
                                                        ------------     ------------     ------------

OTHER INCOME (EXPENSE):
       Interest expense, net                                  (1,661)          (1,038)          (1,439)
       Other income (expense), net                              (667)             423              367
       Equity in loss of unconsolidated affiliate             (2,155)          (5,994)          (1,029)
                                                        ------------     ------------     ------------
TOTAL OTHER EXPENSE                                           (4,483)          (6,609)          (2,101)
                                                        ------------     ------------     ------------

(LOSS) INCOME BEFORE INCOME TAXES                             (4,676)          (2,139)           4,108

INCOME TAX BENEFIT                                             1,778            1,211            4,010
                                                        ------------     ------------     ------------

NET (LOSS) INCOME                                       $     (2,898)    $       (928)    $      8,118
                                                        ============     ============     ============

BASIC NET (LOSS) INCOME PER COMMON SHARE                $      (0.25)    $      (0.08)    $       0.81
                                                        ============     ============     ============

DILUTED NET (LOSS) INCOME PER COMMON SHARE              $      (0.25)    $      (0.08)    $       0.75
                                                        ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC        11,771,584       11,334,997        9,973,227
                                                        ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED      11,771,584       11,334,997       10,879,233
                                                        ============     ============     ============

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
                                 (IN THOUSANDS)


                                                        Common Stock             Additional
                                                  ------------------------         Paid-in       Accumulated
                                                   Shares          Amount          Capital         Deficit           Total
                                                  --------        --------        --------        --------         --------
BALANCE - DECEMBER 31, 2000                          9,346        $     93        $ 44,202        $(14,234)        $ 30,061

   Issuance of common stock (net of
       expenses of $678)                             1,000              10           5,312             ---            5,322

   Exercise of stock options                           774               8           1,881             ---            1,889

   Exercise of warrants                                 60               1             298             ---              299

   Tax benefit for stock options exercised             ---             ---           1,000             ---            1,000

    Net income                                         ---             ---             ---           8,118            8,118
                                                  --------        --------        --------        --------         --------

BALANCE - DECEMBER 30, 2001                         11,180             112          52,693          (6,116)          46,689

   Issuance of common stock                             26             ---             206             ---              206

   Exercise of stock options                           137               1             305             ---              306

   Exercise of warrants                                 45               1             270             ---              271

   Tax benefit for stock options exercised             ---             ---             707             ---              707

   Options issued below market price                   ---             ---              41             ---               41

    Net loss                                           ---             ---             ---            (928)            (928)
                                                  --------        --------        --------        --------         --------

BALANCE - DECEMBER 29, 2002                         11,388             114          54,222          (7,044)          47,292

   Exercise of stock options                           770               8           2,027             ---            2,035

   Tax benefit for stock options exercised             ---             ---             443             ---              443

   Net loss                                            ---             ---             ---          (2,898)          (2,898)
                                                  --------        --------        --------        --------         --------

BALANCE - DECEMBER 28, 2003                         12,158        $    122        $ 56,692        $ (9,942)        $ 46,872
                                                  ========        ========        ========        ========         ========

          See accompanying notes to consolidated financial statements.

                FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001
                                 (IN THOUSANDS)

                                                                                       2003        2002        2001
                                                                                     -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                  $(2,898)    $  (928)    $ 8,118
  Adjustments to reconcile net (loss) income to cash flows provided by operations:
    Depreciation and amortization                                                      4,840       4,630       4,463
    Gain on disposal of property                                                        (112)       (549)       (155)
    Asset impairment and restructuring charges                                         3,687         ---         ---
    Deferred tax asset                                                                (1,778)     (1,211)     (4,010)
    Deferred rent                                                                        568         630         506
    Equity in loss of unconsolidated affiliate                                         2,155       5,994       1,029
    Other noncash items effecting earnings                                                67         ---         ---
    Changes in operating assets and liabilities:
     Accounts receivable, net                                                           (648)        440        (896)
     Inventories                                                                         (42)       (506)        (83)
     Prepaids and other current assets                                                   547         (70)       (543)
     Deposits                                                                             60          36         245
     Accounts payable                                                                 (1,635)      1,010      (1,259)
     Other current liabilities                                                         1,625          (6)        393
                                                                                     -------     -------     -------
      Cash flows provided by operations                                                6,436       9,470       7,808
                                                                                     -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, equipment, and leasehold improvements                  685       3,083         870
  Purchases of property, equipment and leasehold improvements                         (4,321)     (9,490)     (6,168)
  Investment and repayments of advances in unconsolidated affiliate                   (2,125)     (1,255)     (2,772)
  Advances on notes receivable                                                           ---        (941)       (167)
  Payments received on notes receivable                                                  139       2,891          68
                                                                                     -------     -------     -------
      Cash flows used for investing activities                                        (5,622)     (5,712)     (8,169)
                                                                                     -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for debt issuance costs                                                        (9)        (44)        (35)
  Net payments on line of credit                                                         ---        (100)       (444)
  Proceeds from capital lease obligations                                                ---         ---       1,013
  Payments on long term debt                                                          (1,703)     (1,153)     (1,233)
  Payments on capital lease obligations                                                 (646)       (963)       (947)
  Proceeds from exercise of stock options and warrants                                 2,035         577       2,188
  Proceeds from issuance of common stock, net                                            ---         ---       5,322
                                                                                     -------     -------     -------
      Cash flows (used for) provided by financing activities                            (323)     (1,683)      5,864
                                                                                     -------     -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    491       2,075       5,503

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           9,473       7,398       1,895
                                                                                     -------     -------     -------

CASH AND CASH EQUIVALENTS, END OF YEAR                                               $ 9,964     $ 9,473     $ 7,398
                                                                                     =======     =======     =======

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - We, Famous Dave's of America, Inc. ("Famous Dave's" or the "Company"), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name "Famous Dave's". At December 28, 2003, we had 38 company-owned restaurants and 54 franchise-operated restaurants in 23 states, and an additional 147 signed franchise-operated development agreements with 15 of them in various stages of development.

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Any inter-company transactions and balances have been eliminated in consolidation.

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

     FINANCIAL INSTRUMENTS - Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair value. The fair value of long-term debt approximates the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

     SEGMENT REPORTING - We have company-owned and franchise-operated restaurants in the United States, and operate within the single industry segment of casual dining. Because we manage both types of restaurants in a similar manner and allocate resources to each based upon their relative size to the company we have aggregated our operating segments into a single reporting segment.

     FISCAL YEAR - Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended December 28, 2003 (fiscal 2003), December 29, 2002 (fiscal 2002) and December 30, 2001 (fiscal 2001) were all 52 weeks.

     CASH AND CASH EQUIVALENTS - Cash equivalents include certificates of deposit and all other investments with original maturities of three months or less or which are readily convertible into known amounts of cash.

     ACCOUNTS RECEIVABLE - We provide an allowance for uncollectible accounts on accounts receivable. The allowance for uncollectible accounts was $98,438 and $125,000 at December 28, 2003 and December 29, 2002, respectively. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made.

     INVENTORIES - Inventories consist principally of food, beverages and retail goods, and are recorded at the lower of cost (first-in, first-out) or market.

     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment and antiques are depreciated or amortized using the straight-line method over estimated useful lives ranging from 3-7 years, while buildings are depreciated over 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal options, or the estimated useful life of the assets.

     DEBT ISSUANCE COSTS - Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis, which approximates the interest method.

     CAPITALIZED INTEREST - Interest costs capitalized during the construction period of restaurants were approximately $122,000, $441,000, and $314,000 for fiscal 2003, 2002 and 2001, respectively.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ADVERTISING COSTS - Advertising costs are charged to expense as incurred. Advertising costs were approximately $2.4 million, $1.9 million, and $1.8 million for fiscal 2003, 2002 and 2001, respectively, and are included in operating expenses in the consolidated statements of operations.

     PRE-OPENING EXPENSES - All start-up and pre-opening costs are expensed as incurred.

     RECOVERABILITY OF PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to its fair value, as determined by the discounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is an estimate based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate undiscounted future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites to be disposed of are reported at the lower of their carrying amount or fair value on a restaurant-by-restaurant basis, less estimated costs to sell. Our December 28, 2003 consolidated balance sheet reflects approximately $1.3 million of assets held for sale, which includes the land and building for our Mesquite location that was recently closed. During fiscal 2003, we recorded impairment charges of approximately $3.7 million on five under-performing restaurants, two of which were subsequently closed and two of which were subsequently sold. There were no impairment charges recorded during fiscal 2002 or fiscal 2001.

     NET INCOME (LOSS) PER COMMON SHARE - Basic net income (loss) per common share ("EPS") is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income (loss) divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options and warrants when dilutive.

     Following is a reconciliation of basic and diluted net income (loss) per common share:

                                                                     Fiscal Year
                                                     ------------------------------------------
                                                       2003             2002             2001
                                                     --------         --------         --------
NET (LOSS) INCOME PER COMMON SHARE - BASIC:

Net (loss) income                                    $ (2,898)        $   (928)        $  8,118
Weighted average shares outstanding                    11,772           11,335            9,973
Net (loss) income per common share - basic           $  (0.25)        $  (0.08)        $   0.81

NET (LOSS) INCOME PER COMMON SHARE - DILUTED:

Net (loss) income                                    $ (2,898)        $   (928)        $  8,118
Weighted average shares outstanding                    11,772           11,335            9,973
Dilutive Common stock equivalents                         ---              ---              906
Weighted average shares and
     potential diluted shares outstanding              11,772           11,335           10,879
Net (loss) income per common share - diluted         $  (0.25)        $  (0.08)        $   0.75

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Options to purchase approximately 1.2 million shares of common stock with a weighted average exercise price of $3.94 and warrants to purchase approximately 95,000 shares of common stock with a weighted average exercise price of $6.63 were excluded from the fiscal 2003 diluted EPS computation because they were anti-dilutive.

     Options to purchase approximately 1.9 million shares of common stock with a weighted average exercise price of $3.56, and warrants to purchase approximately 95,000 shares of common stock with a weighted average exercise price of $6.63 were excluded from the fiscal 2002 diluted EPS computation because they were anti-dilutive.

     Options to purchase approximately 50,000 shares of common stock with a weighted average exercise price of $7.54, and warrants to purchase 66,667 shares of common stock with a weighted average exercise price of $7.00 were excluded from the fiscal 2001 diluted computation because they were anti-dilutive.

     STOCK-BASED COMPENSATION - In accordance with Accounting Principles Board
(APB) Opinion No. 25, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Famous Dave's common stock at the date of grant over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value at the date of grant. No compensation expense has been recognized for options issued to employees in fiscal years 2003, 2002 and 2001. The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

          ($'s in 000's, except per share data)

                                                               Fiscal Year
                                                  ------------------------------------
                                                    2003          2002          2001
                                                  --------      --------      --------
Net (loss) income as reported                     $ (2,898)     $   (928)     $  8,118
Less: Compensation expense
 determined under the fair value
 method, net of tax                                 (1,057)         (880)       (2,150)
                                                  --------      --------      --------
Pro forma net (loss) income                       $ (3,955)     $ (1,808)     $  5,968
                                                  ========      ========      ========

Net (loss) income per common share:

Basic EPS - as reported                           $  (0.25)     $  (0.08)     $   0.81
Basic EPS - pro forma                                (0.34)        (0.16)         0.60
Diluted EPS - as reported                            (0.25)        (0.08)         0.75
Diluted EPS - pro forma                              (0.34)        (0.16)         0.55

     In determining the compensation cost of the options granted during fiscal 2003, 2002 and 2001, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     Fiscal Year
                                      ------------------------------------------
                                        2003             2002             2001
                                      --------         --------         --------
Risk free interest rate                   4.2%             4.7%             5.0%
Expected life of options              10 years         10 years         10 years
Expected volatility                     102.3%            92.9%           104.6%
Dividend yield                            0.0%             0.0%             0.0%

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FRANCHISE ARRANGEMENTS - Individual franchise arrangements generally include initial fees, as well as royalty fees based upon a percentage of sales. Our franchisees are granted the right to operate a restaurant using our system for a range of 10 to 20 years. Operating results at franchise-operated restaurants, including restaurant revenue and related expenses, are the responsibility of the franchise owner. Franchisees pay a non-refundable initial fee for each franchised location, which is recognized when we, the franchisor, have performed substantially all of our obligations. The amount of non-refundable initial franchise fee income was approximately $1.1 million, $1.2 million and $851,000, for fiscal years 2003, 2002, and 2001 respectively. Franchising royalty fee income was approximately $4.6 million, $3.0 million, and $1.3 million for fiscal 2003, 2002 and 2001, respectively.

     LICENSING AGREEMENTS AND OTHER INCOME - We have licensing agreements for our retail products, one which expires in April 2010 with a renewal option of five years, and the other which is indefinite. Licensing revenue for fiscal years 2003, 2002 and 2001 was approximately $209,000, $210,000 and $192,000, respectively.

     Periodically, we provide additional services, beyond the general franchise agreement, to our franchised operations. The cost of these services are reflected in an invoice to the franchisee and are generally payable on net 30 day terms. Other income for fiscal year 2003 was approximately $325,000. There was no additional income recorded in fiscal years 2002 and 2001.

     REVENUE RECOGNITION - We record revenue at the time food and liquor is served. We record retail sales at the time items are delivered to the customer.

     ACCOUNTING PRONOUNCEMENTS AND PASSED LEGISLATION - In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The changes in this statement will result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. Reliability of accounting information will be improved by providing a portrayal of an entity's capital structure that is unbiased, verifiable, and more representational than information reported prior to issuance of this statement. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We currently do not have instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and addresses consolidation of business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. During fiscal 2003 we sold 3 of our Atlanta stores to a franchisee, and recorded a note receivable for approximately $1.3 million. We reviewed the transaction in accordance with FIN 46, and determined that we did not have a variable interest entity that would require consolidation under FIN 46.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Act of 1933 and Securities Exchange Act of 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. The Act will require additional disclosures, certifications and procedures. We do not expect any material adverse effect on our Company as a result of the passage of this legislation.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for our Company for the year ending December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after January 1, 2003. We currently do not have guarantees within the scope of this pronouncement, and therefore this pronouncement did not have a material impact on our Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date our Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. During fiscal year 2003, our Company incurred approximately $558,000 in restructuring disposal expenses related to the closing of two units in Texas. There were no costs associated with disposal or exit activity in 2002 or 2001.

     (2) INVENTORIES

     Inventories consisted approximately of the following at:

                                 December 28,        December 29,
                                     2003                2002
                                 -----------         -----------
Food and beverage                $   540,000         $   554,000
Retail goods                         121,000             129,000
Smallwares and supplies              938,000           1,092,000
                                 -----------         -----------
                                 $ 1,599,000         $ 1,775,000
                                 ===========         ===========

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (3) NOTES RECEIVABLE

     Notes receivable consisted of the following at:

                                                                                December 28,          December 29,
                                                                                    2003                  2002
                                                                                ------------          ------------
Old School BBQ, Inc. - monthly installments of approximately $5,700 including interest at 9.0%, due November 2012, secured by property and
equipment and guaranteed by the franchise owners.                               $   422,000           $   452,000

Michael's First, LLC - monthly installments of approximately
$5,000 including interest at 9.6%, due May 2010, secured by
property and equipment and guaranteed by the franchise owner.                       287,000               318,000

River Valley BBQ, Inc. - quarterly interest only payments through
December 2003, quarterly installments of approximately $19,000 including interest at prime plus 1.50% (5.50% at December 28, 2003 and
5.75% at December 29, 2002), due December 2006, unsecured.                          225,000               225,000

Famous Ribs of Georgia, LLC, Famous Ribs of Snellville, LLC,
Famous Ribs of Marietta, LLC, Famous Ribs of Alpharetta, LLC, -
$1,300,000 amortized over 9 years at 3.27% interest, due November
2012, secured by property and equipment and guaranteed by the
franchise owner.                                                                  1,300,000                   ---

Competition BBQ, Inc. - monthly installments of approximately $398
including interest at 7.0%, due May 2004, unsecured.                                 18,000                59,000

Line of credit for up to $50,000 - Rivervalley BBQ, Inc. - monthly interest only through December 2007 with total outstanding balance due December 2007 including interest at prime plus 1.50% (5.50% at
December 28, 2003 and 5.75% at December 29, 2002), unsecured.                        50,000                50,000

Utah BBQ, Inc. - monthly installments of approximately $900 and $8,600 including interest at 9.5%, due July 2007, secured by property and
equipment and guaranteed by the franchise owners.                                   345,000               416,000
                                                                                -----------           -----------
Total notes receivable                                                            2,647,000             1,520,000
Current maturities                                                                 (252,000)             (156,000)
                                                                                -----------           -----------
Long-term portion of notes receivable                                           $ 2,395,000           $ 1,364,000
                                                                                ===========           ===========

     Future principal payments to be received on notes receivable are approximately as follows:

                               Fiscal Year
                               -----------
                                2004                     $   252,000
                                2005                         245,000
                                2006                         280,000
                                2007                         342,000
                                2008                         240,000
                                Thereafter                 1,288,000
                                                         -----------
                                    Total                $ 2,647,000
                                                         ===========

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (4) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consisted approximately of the following at:

                                                     December 28,     December 29,
                                                         2003             2002
                                                     ------------     ------------
Land, buildings and improvements                     $ 46,167,000     $ 46,846,000
Furniture, fixtures and equipment                      20,093,000       20,103,000
Antiques                                                2,083,000        1,952,000
Accumulated depreciation and amortization             (20,499,000)     (16,277,000)
Reserve for loss on restaurants to be disposed of      (1,978,000)        (804,000)
Land and building held for sale                         1,281,000              ---
                                                     ------------     ------------
                                                       47,147,000       51,820,000
Construction in progress                                      ---           41,000
                                                     ------------     ------------
                                                     $ 47,147,000     $ 51,861,000
                                                     ============     ============

     Depreciation and amortization expense on property, equipment and leasehold improvements was approximately $4.8 million, $4.6 million and $4.5 million for fiscal years 2003, 2002 and 2001, respectively.

     (5) INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Through February 26, 2003 we held an investment in an unconsolidated affiliate which related to our Company's 40% investment in FUMUME, LLC (FUMUME), accounted for on the equity method of accounting. FUMUME operated two Isaac Hayes themed restaurants, one each in Chicago, Illinois and Memphis, Tennessee. In May 2001 our Company contributed (i) $825,507 in working capital, (ii) the assets comprising Famous Dave's Ribs and Blues Club in Chicago and (iii) certain rights to use Famous Dave's various licensed marks. Although FUMUME was responsible for the payment of the rent for the Chicago club, our Company remained contingently liable under the lease with the landowner. Our Company had an agreement with FUMUME to manage and operate the Chicago club. In addition, FUMUME opened a second club in Memphis in October 2001. The difference between the investment and the amount of the underlying net assets of FUMUME relates to monies our Company funded for leasehold improvements pursuant to the FUMUME operating agreement which were being amortized over the lesser of the lease term or the estimated useful life of the related improvements. Our Company recorded equity in loss of unconsolidated affiliate based on the greater of 40% of the net loss for the years ended December 29, 2002 and December 30, 2001 or 100% of the cash loss our Company was obligated to fund pursuant to the FUMUME operating agreement.

     For the year ended December 29, 2002, we recorded 100% of the cash losses, or approximately $1.1 million. We also recorded an impairment reserve of $4.8 million, of which $4.6 million was included in Equity in Losses and Impairment Reserve in Unconsolidated Affiliate. The impairment charge reflected our conclusion that we would not be able to recover the carrying value of the investment in the unconsolidated subsidiary. For the year ended December 30, 2001, we recorded 100% of the cash loss, which approximated $1.0 million.

     On February 26, 2003, we disposed of our 40% investment in FUMUME, thereby terminating our obligations to fund cash operating losses. On March 21, 2003, we completed a transaction with the landlord at the Chicago location that terminated our obligations under the lease. Losses of approximately $2.2 million relating to this equity investment were recorded during the first quarter of fiscal year 2003 and included lease termination fees, and rent, property tax and legal fees through April 30, 2003, of approximately $1.6 million.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (6) LONG-TERM DEBT

     Long-term debt consisted approximately of the following at:

                                                                              December 28,          December 29,
                                                                                  2003                  2002
                                                                              ------------          ------------
Notes payable - GE Capital Franchise Finance Corporation - monthly installments from approximately $13,000 to $20,000 including interest between 8.20% and 10.53%, due between February 2020 and October 2023,
secured by property and equipment.                                            $ 11,318,000          $  9,932,000

Notes payable - GE Capital Franchise Finance Corporation -
monthly installments from approximately $3,800 to $10,000
including interest between 3.80% and 3.89% plus the annual
LIBOR rate (effective rate between 5.30% and 5.39% at
December 28, 2003, and between 5.24% and 5.33% at December
29, 2002), due between October 2009 and May 2017,
secured by property and equipment.                                               1,389,000             2,877,000
                                                                              ------------          ------------
         Total long-term debt                                                   12,707,000            12,809,000
         Capital lease obligations (Note 8)                                        493,000             1,140,000
         Less current maturities                                                  (746,000)           (1,095,000)
                                                                              ------------          ------------
                Long-term debt                                                $ 12,454,000          $ 12,854,000
                                                                              ============          ============

     Required principal payments on long-term debt over the next five years, excluding capital lease obligations are as follows:

                        Fiscal Year
                        -----------
                       2004                                 $    358,000
                       2005                                      392,000
                       2006                                      427,000
                       2007                                      466,000
                       2008                                      507,000
                       Thereafter                             10,557,000
                                                            ------------
                              Total                         $ 12,707,000
                                                            ============

     (7) FINANCING LEASE OBLIGATION

     We have a $4.5 million financing obligation involving three existing restaurants as a result of a sale/leaseback transaction. Under this financing, we are obligated to make monthly interest payments of $42,917 (which increases 4.04% every two years) for a minimum of 20 years. We have the option to purchase the leased restaurants for the greater of $4.5 million or fair market value of the properties at the date of purchase at any time or renew the lease for two additional five-year terms. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements and are being depreciated, and a portion of the monthly payments are accounted for as interest expense in the consolidated statements of operations. The principal financing lease obligation payment of $4.5 million is due in March 2019.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (8) CAPITAL AND OPERATING LEASE OBLIGATIONS

     Our assets under capital leases consist of agreements for furniture, equipment and leasehold improvements. Capital leases outstanding under this agreement bear interest at an average rate of 8.1% and expire through February 2006. The obligations are secured by the property under lease. Total cost and accumulated amortization of the capital leased assets were approximately $4.3 million and $3.7 million at December 28, 2003, and approximately $4.3 million and $2.8 million at December 29, 2002, respectively.

     We have various operating leases for existing and future restaurants and corporate office space with lease terms ranging from 3 to 35 years, including lease options. Eight of the leases require percentage rent of between 3% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease cost for fiscal years 2003, 2002 and 2001, including rent, common area maintenance costs, real estate taxes and percentage rent, was approximately $5.6 million, $4.6 million, and $4.3 million, respectively. Percentage rent was approximately $128,000, $145,000 and $188,000 for fiscal years 2003, 2002 and
2001, respectively.

     Future minimum lease payments existing at December 28, 2003 were:

             Fiscal Year                          Operating Leases      Capital Leases
--------------------------------------            ----------------      --------------
2004                                                $  2,530,000          $ 418,000
2005                                                   2,587,000            104,000
2006                                                   2,674,000              8,000
2007                                                   2,666,000                ---
2008                                                   2,639,000                ---
Thereafter                                            31,727,000                ---
                                                    ------------          ---------
Total future minimum lease commitments              $ 44,823,000          $ 530,000
                                                    ============
Less: Interest at 4.9% - 15.4%                                               37,000
                                                                          ---------
Total capital lease obligations                                           $ 493,000
                                                                          =========

     (9) RELATED PARTY TRANSACTIONS

     FAMOUS RIBS OF GEORGIA, SNELLVILLE, MARIETTA AND ALPHARETTA, LLC - In November 2003, we executed a signed purchase agreement with our former President and CEO, Martin O'Dowd, to purchase our three Atlanta area restaurants and operate them under franchise agreements. As part of the purchase price, we executed a signed note receivable in the amount of $1.3 million, with Mr. O'Dowd expected to submit periodic principal and interest payments, to us, over nine years. In addition, Mr. O'Dowd entered into an area development agreement to develop additional Famous Dave's franchise restaurants in defined areas of Georgia, and transferred his rights to the North Carolina market back to us.

     S&D LAND HOLDINGS, INC. - S&D Land Holdings, Inc. (S&D) is a company wholly owned by our founding shareholder and former Chairman. Through May 29, 2003, we subleased three real estate units from S&D. On May 30, 2003, we acquired all of S&D's leasehold interest in one of these properties and negotiated a new operating lease directly with the landlord. We paid S&D $243,707 as full consideration for the assignment of the lease and termination of the sublease. This amount represented the unamortized balance of S&D's original purchase price of the leasehold interest utilizing the 10% interest factor that was assumed by S&D and us on January 1, 1996 at the time the sublease was executed.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (9) RELATED PARTY TRANSACTIONS (CONTINUED)

     On October 28, 2003, S&D assigned its leasehold interest in another one of the properties to one of our franchisees who had previously been subleasing the property from us. As a result of this transaction and pursuant to the terms of the existing agreements, our sub-lease with S&D at that location was also terminated. The third and final real estate lease agreement with S&D terminated on November 5, 2003 when an unrelated party purchased S&D's leasehold interest in the property.

     (10) STOCK OPTIONS AND WARRANTS

     As part of our acquisition of four restaurants during fiscal year 1999, we issued 200,000 warrants which expire in December 2004. At December 28, 2003, there were approximately 95,000 stock warrants outstanding and exercisable at an average exercise price of $6.63 per share.

     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan and a 1998 Director Stock Option Plan (the Plans), pursuant to which we grant options and other awards to retain eligible participants. We have also granted options outside of the Plans in limited situations. Under the plans, an aggregate of 3.5 million shares of our Company's common stock are available for issuance. Stock options, stock appreciation rights, restricted stock, other stock and cash awards may be granted under the Plans. In general, options vest over a period of five years and expire 10 years from the date of grant.

     Information regarding our Company's stock options is summarized below:

                                                                               Weighted
                                                             Number of         Average
                                                              Options       Exercise Price
                                                             ----------     --------------
Options outstanding - December 31, 2000                      2,291,000          $ 2.42
  Granted                                                      373,000            4.34
  Canceled or expired                                         (143,000)           2.50
  Exercised                                                   (774,000)           2.44
                                                             ---------          ------
Options outstanding - December 30, 2001                      1,747,000            2.82
  Granted                                                      415,000            6.82
  Canceled or expired                                         (147,000)           5.10
  Exercised                                                   (138,000)           2.22
                                                             ---------          ------
Options outstanding - December 29, 2002                      1,877,000            3.56
  Granted                                                      450,000            4.34
  Canceled or expired                                         (357,000)           5.65
  Exercised                                                   (770,000)           2.64
                                                             ---------          ------
Options outstanding - December 28, 2003                      1,200,000          $ 3.94
                                                             =========          ======

Options exercisable - December 30, 2001                      1,017,000          $ 2.59
                                                             =========          ======
Options exercisable - December 29, 2002                      1,259,000          $ 2.71
                                                             =========          ======
Options exercisable - December 28, 2003                        630,000          $ 3.28
                                                             =========          ======
Weighted average fair value of options granted
  during the year ended December 28, 2003                                       $ 1.94
                                                                                ======
Weighted average fair value of options granted
  during the year ended December 29, 2002                                       $ 5.80
                                                                                ======
Weighted average fair value of options granted
  during the year ended December 30, 2001                                       $ 3.98
                                                                                ======

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (10) STOCK OPTIONS AND WARRANTS (CONTINUED)

     The following table summarizes information about stock options outstanding at December 28, 2003:

                                                            Options
                    ----------------------------------------------------------------------------------------
                                   Total outstanding                                   Exercisable
                    -----------------------------------------------         --------------------------------
                                      Weighted-
                                       average            Weighted-                             Weighted-
                                      remaining            average                               average
   Exercise            Number        contractual           exercise            Number            exercise
    prices          outstanding         life               price            exercisable           price
-------------       -----------      -----------          ---------         -----------       --------------
$1.00 - $2.50          345,000        5.04 years            $2.08             326,000             $2.07

$2.63 - $3.94          247,000        6.56 years             3.41             164,000              3.50

$4.00 - $6.00          448,000        9.01 years             4.51              66,000              4.05

$6.60 - $8.20          160,000        8.30 years             7.17              74,000              7.48
                     ---------                                                -------
$1.00 - $8.20        1,200,000        6.53 years            $3.94             630,000             $3.28
                     =========                                                =======

     (11) INCOME TAXES

     At December 28, 2003, we had cumulative net operating loss carryforwards of approximately $19.0 million for federal and approximately $13.3 million for state, which will begin to expire in 2011 if not used. We also had cumulative tax credit carry-forwards of approximately $1.3 million which, if not used, will begin to expire in 2011.

     The benefit from income taxes consisted of the following:

                                                                     Fiscal Year
                                                    -------------------------------------------
                                                       2003            2002             2001
                                                    -----------     -----------     -----------
Current income tax benefit                                  ---             ---             ---
Deferred income tax benefit                         $ 1,778,000     $ 1,211,000     $ 4,010,000
                                                    -----------     -----------     -----------
    Total benefit from income taxes                 $ 1,778,000     $ 1,211,000     $ 4,010,000
                                                    ===========     ===========     ===========


     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry-forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal 2003, our deferred tax asset was reviewed for expected utilization using a "more likely than not" approach as required by SFAS No. 109, "Accounting for Income Taxes" by assessing the available positive and negative evidence surrounding its recoverability. We believe that the realization of the deferred tax asset is more likely than not based on the expectations that our Company will generate the necessary taxable income beginning in fiscal 2004.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (11) INCOME TAXES (CONTINUED)

     Our Company's deferred tax assets are as follows at:

                                                December 28,       December 29,
                                                    2003               2002
                                                -----------        -----------
Net operating loss carry-forwards               $ 7,151,000        $ 5,055,000
Property and equipment basis difference           1,043,000            950,000
Tax credit carryovers                             1,290,000          1,009,000
Other                                              (261,000)               ---
                                                -----------        -----------
Total deferred tax asset                          9,223,000          7,014,000
Less: current portion                             2,285,000                ---
                                                -----------        -----------
Deferred tax asset, long-term                   $ 6,938,000        $ 7,014,000
                                                ===========        ===========

     Reconciliation between the statutory rate and the effective tax rate for the fiscal years is as follows:

                                                                  Fiscal Year
                                                  ------------------------------------------
                                                    2003             2002              2001
                                                  -------          -------           -------
Federal statutory tax rate                        (34.0%)          (34.0%)             35.0%
State taxes, net of federal benefit                (5.0%)           (5.0%)              6.0%
Tax effect of permanent differences                 3.6%             5.9%               3.7%
Tax effect of tip credit                           (6.1%)          (13.1%)             (5.7%)
Other                                               3.5%           (10.5%)              ---
Change in valuation allowance                       ---              ---             (136.6%)
                                                  -----            -----             ------
Effective tax rate                                (38.0%)          (56.7%)            (97.6%)
                                                  =====            =====             ======

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (12) SUPPLEMENTAL CASH FLOWS INFORMATION:

                                                                           Fiscal Year
                                                          ----------------------------------------------
                                                             2003              2002              2001
                                                          ----------        ----------        ----------
Cash paid for interest                                    $1,786,000        $1,402,000        $1,674,000
                                                          ==========        ==========        ==========

Cash paid for taxes                                       $    6,000        $  141,000        $  122,000
                                                          ==========        ==========        ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Property, equipment and leasehold improvements
       purchased with notes payable                       $1,600,000        $4,377,000        $1,483,000
                                                          ==========        ==========        ==========

    Deposits transferred to investment in
       unconsolidated affiliate                           $      ---        $      ---        $  107,000
                                                          ==========        ==========        ==========

    Property and equipment transferred to investment
       in unconsolidated affiliate                        $      ---        $      ---        $2,665,000
                                                          ==========        ==========        ==========

    Deferred tax asset related to tax benefit of stock
       options exercised                                  $  443,000        $  707,000        $1,000,000
                                                          ==========        ==========        ==========

    Common stock issued in connection with
       restaurants acquired                               $      ---        $  206,000        $      ---
                                                          ==========        ==========        ==========

    Notes receivable in connection with sale of
       restaurants, net of deferred gain recorded         $1,300,000        $2,187,000        $      ---
                                                          ==========        ==========        ==========

    Equipment purchased under capital lease
       obligation                                         $      ---        $   45,000        $2,382,000
                                                          ==========        ==========        ==========

     (13) RETIREMENT SAVINGS PLAN

     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. Currently, we match 30% of the employee's contribution up to 9% of their earnings. Employer matching contributions were approximately $96,000, $61,000, and $52,000 for fiscal years 2003, 2002 and 2001, respectively.

     (14) COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS - We are involved in legal actions in the ordinary course of business. Although the outcome of any such legal actions cannot be predicted, we believe that there are no pending legal proceedings against or involving our Company for which the outcome is likely to have a material adverse effect upon our financial position or results of operations.

     EMPLOYMENT AGREEMENT - On July 25, 2003, we entered into an employment agreement with our Chief Executive Officer. The agreement requires minimum annual compensation of $450,000 and has a term of two years commencing on August 11, 2003.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

     (15) SELECTED QUARTERLY DATA - UNAUDITED

     The following represents unaudited selected quarterly financial information for fiscal years 2003 and 2002:

          ($ in 000's, except per share data)

                                   FIRST QUARTER          SECOND QUARTER         THIRD QUARTER          FOURTH QUARTER
                                -------------------    -------------------    ------------------     -------------------
                                  2003        2002       2003        2002       2003       2002        2003        2002
                                -------     -------    -------     -------    -------    -------     -------     -------
Revenue                         $23,007     $21,206    $25,941     $24,207    $25,970    $23,868     $22,822     $21,539
Income (loss) from
   operations                       776       1,226     (1,505)      2,020      1,247      1,202        (710)         22
Net (loss) income                (1,095)        791     (1,503)      1,071        478     (2,560)       (779)       (230)
Basic Net (loss) income
   per common share               (0.10)       0.07      (0.13)       0.09       0.04      (0.22)      (0.06)      (0.02)
Diluted net (loss) income
   per common share               (0.10)       0.07      (0.13)       0.09       0.04      (0.22)      (0.06)      (0.02)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
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

3.2               Bylaws, incorporated by reference from Exhibit 3.2 to the Registration
                  Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.1              Trademark License Agreement between Famous Dave's of America, Inc. and
                  Grand Pines Resorts, Inc., incorporated by reference from Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on
                  August 23, 1996

10.2              Agreement, dated as of January 21, 2000, by and between S&D Land
                  Holdings, Inc., Grand Pines Resorts, Inc. and Famous Dave's of America,
                  Inc., incorporated by reference from Exhibit 10.19 to Form 10-Q filed
                  May 16, 2000

10.3              Promissory Note, dated January 21, 2000, by Famous Dave's of America,
                  Inc. and payable to S&D Land Holdings, Inc., in the initial principal amount of $750,000, incorporated by reference from Exhibit 10.20 to Form
                  10-Q filed May 16, 2000

10.4              Loan Agreement, dated as of January 21, 2000, by and between FFCA
                  Acquisition Corporation and MinWood Partners, Inc., incorporated by reference from Exhibit 10.21 to Form 10-Q filed May 16, 2000

10.5              Master Lease, dated as of January 21, 2000, by and between MinWood
                  Partners, Inc. and Famous Dave's of America, Inc., incorporated by reference from Exhibit 10.22 to Form 10-Q filed May 16, 2000

10.6              Loan Agreement, dated as of August 4, 2000, by and between FFCA Funding
                  Corporation and FDA Properties, Inc., incorporated by reference from
                  Exhibit 10.13 to Form 10-K filed March 29, 2001

10.7              Master Lease, dated as of August 4, 2000, by and between FDA Properties,
                  Inc. and Famous Dave's of America, Inc., incorporated by reference from
                  Exhibit 10.5 to Form 10-K filed March 29, 2001

10.8              Amendment No. 1 to Employment Agreement dated September 1, 2001 between
                  Famous Dave's of America, Inc. and Martin J. O'Dowd, incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 14, 2001

10.9              Agreement and Assignment of Lease Rights dated May 30, 2003 by and between S&D Land Holdings, Inc. and the Company, incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 12, 2003

10.10             1997 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.11 to Form 10-Q filed August
                  14, 2002

10.11             1995 Stock Option and Compensation Plan (as amended through May 22,
                  2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed
                  August 14, 2002

10.12             1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.3 to Form 10-Q filed August
                  14, 2002

10.13             Employment Agreement dated July 25, 2003 by and between Famous
                  Dave's of America, Inc. and David Goronkin, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 10,
                  2003

21                Subsidiaries of Famous Dave's of America, Inc.

23.1              Consent of Grant Thornton LLP

23.2              Consent of Virchow, Krause & Company, LLP

31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. ss. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                        SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FAMOUS DAVE'S OF AMERICA, INC.
                                        ("REGISTRANT")

Dated: March 29, 2004                   By /s/ David Goronkin
                                           ------------------------
                                           David Goronkin
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2004 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature                           Title
/s/ David Goronkin                  Chief Executive Officer, President
------------------                  and Director (principal executive officer)
David Goronkin

/s/ Diana Garvis Purcel             Vice President, Chief Financial Officer (principal
-----------------------             financial and accounting officer) and Secretary
Diana Garvis Purcel

/s/ K. Jeffrey Dahlberg             Director
-----------------------
K. Jeffrey Dahlberg

/s/ Richard L. Monfort              Director
----------------------
Richard L. Monfort

/s/ Dean A. Riesen                  Director
------------------
Dean A. Riesen

/s/ Mary L. Jeffries                Director
--------------------
Mary L. Jeffries

/s/ F. Lane Cardwell, Jr.           Director
-------------------------
F. Lane Cardwell, Jr.