Form 10-Q
period 2004-03-28
FAMOUS DAVES OF AMERICA INC
filed 2004-05-11
CIK 1021270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-21625

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12-b-2 of the Act). Yes ___ No X

The aggregate market value of the Registrant's Common Stock held by non-affiliates on June 29, 2003 (the last business day of the Registrant's most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on June 29, 2003, was $41,898,388. As of May 11, 2004, 12,317,262 shares of the Registrant's Common Stock were outstanding.

===============================================================================

                         FAMOUS DAVE'S OF AMERICA, INC.
                                TABLE OF CONTENTS

-------------------------------------------------------------------------------

                                                                                                  PAGE
                                                                                                  ----
PART I      FINANCIAL INFORMATION

  Item 1    Condensed Consolidated Financial Statements

            Consolidated Balance Sheets
              As of March 28, 2004 and December 28, 2003                                            3

            Consolidated Statements of Operations
              For the three months ended March 28, 2004 and March 30, 2003                          4

            Consolidated Statements of Cash Flows
              For the three months ended March 28, 2004 and March 30, 2003                          5

            Notes to Consolidated Financial Statements                                              6

  Item 2    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                 9

  Item 3    Quantitative and Qualitative Disclosures About Market Risk                             15

  Item 4    Controls and Procedures                                                                15

PART II     OTHER INFORMATION

  Item 1    Legal Proceedings                                                                      16

  Item 5    Other Information                                                                      16

  Item 6    Exhibits and Reports on Form 8-K                                                       17

            SIGNATURES

            CERTIFICATIONS

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 28, 2004 AND DECEMBER 28, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          MARCH 28,          DECEMBER 28,
                                                                                            2004                2003
                                                                                         -----------         ------------
                                                                                         (UNAUDITED)
                                                       ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                           $  11,403           $   9,964
      Restricted cash (note 3)                                                                  287                  --
      Accounts receivable, net                                                                1,140               1,661
      Inventories                                                                             1,587               1,599
      Prepaid expenses and other current assets                                               2,853               3,126
                                                                                          ---------           ---------
      TOTAL CURRENT ASSETS                                                                   17,270              16,350

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                          46,380              47,147

OTHER ASSETS:
      Notes receivable, less current portion                                                  2,347               2,395
      Deferred tax asset, less current portion                                                6,938               6,938
      Other assets, net                                                                         968                 937
                                                                                          ---------           ---------

                                                                                          $  73,903           $  73,767
                                                                                          =========           =========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long term debt                                                   $     367           $     358
      Current portion of capital leases                                                         277                 388
      Accounts payable                                                                        2,856               2,035
      Other current liabilities                                                               2,959               4,528
                                                                                          ---------           ---------
      TOTAL CURRENT LIABILITIES                                                               6,459               7,309

LONG-TERM LIABILITIES:
      Long-term debt, less current portion                                                   12,252              12,349
      Capital leases, less current portion                                                       80                 105
      Financing leases                                                                        4,500               4,500
      Other liabilities, net                                                                  2,749               2,632
                                                                                          ---------           ---------
      TOTAL LIABILITIES                                                                      26,040              26,895
                                                                                          ---------           ---------

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value, 100,000,000 shares authorized, 12,307,182
         and 12,157,782 shares issued and outstanding                                           123                 122
      Additional paid-in capital                                                             57,155              56,692
      Accumulated deficit                                                                    (9,415)             (9,942)
                                                                                          ---------           ---------
      TOTAL SHAREHOLDERS' EQUITY                                                             47,863              46,872
                                                                                          ---------           ---------

                                                                                          $  73,903           $  73,767
                                                                                          =========           =========

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                          -------------------------------------
                                                                                            MARCH 28,              MARCH 30,
                                                                                              2004                    2003
                                                                                          -------------           -------------
REVENUE:
      Restaurant sales, net                                                               $      20,573           $      21,893
      Franchise royalty revenue                                                                   1,584                     833
      Franchise fee revenue                                                                         438                     239
      Licensing and other revenue                                                                    52                      42
                                                                                          -------------           -------------
TOTAL REVENUE                                                                                    22,647                  23,007
                                                                                          -------------           -------------

COSTS AND EXPENSES:
      Food and beverage costs                                                                     6,407                   6,562
      Labor and benefits                                                                          6,336                   6,665
      Operating expenses                                                                          5,004                   5,366
      Total depreciation and amortization                                                         1,118                   1,243
      Pre-opening expenses                                                                           --                     222
      General and administrative                                                                  2,498                   2,173
                                                                                          -------------           -------------
TOTAL COSTS AND EXPENSES                                                                         21,363                  22,231
                                                                                          -------------           -------------

INCOME FROM OPERATIONS                                                                            1,284                     776
                                                                                          -------------           -------------

OTHER INCOME (EXPENSE):
      Interest expense, net                                                                        (406)                   (331)
      Other expense, net                                                                            (11)                    (86)
      Equity in loss of unconsolidated affiliate                                                     --                  (2,155)
                                                                                          -------------           -------------
TOTAL OTHER EXPENSE                                                                                (417)                 (2,572)
                                                                                          -------------           -------------

INCOME (LOSS) BEFORE INCOME TAXES                                                                   867                  (1,796)

INCOME TAX (EXPENSE) BENEFIT                                                                       (340)                    701
                                                                                          -------------           -------------

NET INCOME (LOSS)                                                                                   527                  (1,095)
                                                                                          =============           =============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE                                      $        0.04           $       (0.10)
                                                                                          =============           =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                                           12,279,213              11,391,454
                                                                                          =============           =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                                         12,641,063              11,391,454
                                                                                          =============           =============

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                               -----------------------------
                                                                                               MARCH 28,           MARCH 30,
                                                                                                  2004                2003
                                                                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                           $     527           $  (1,095)
   Adjustments to reconcile net income (loss) to cash flows provided by operations:
     Depreciation and amortization                                                                 1,118               1,243
     Gain (loss) on disposal of property                                                               6                 (10)
     Deferred tax asset                                                                              337                (702)
     Deferred rent                                                                                   117                 156
     Equity in loss of unconsolidated affiliate                                                       --               2,155
     Other non-cash items affecting earnings                                                          21                  16
     Changes in operating assets and liabilities:
       Restricted cash                                                                              (287)                 --
       Accounts receivable, net                                                                      521                 (93)
       Inventories                                                                                    12                (122)
       Prepaids and other current assets                                                             (60)                (31)
       Deposits                                                                                      (42)                (12)
       Accounts payable                                                                              821                (814)
       Other current liabilities                                                                  (1,569)               (530)
                                                                                               ---------           ---------
         Cash flows provided by operations                                                         1,522                 161
                                                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and leasehold improvements                                      (367)             (2,351)
   Investment and repayments of advances in unconsolidated affiliate                                  --              (2,155)
   Payments received on notes receivable                                                              44                  36
                                                                                               ---------           ---------
         Cash flows used for investing activities                                                   (323)             (4,470)
                                                                                               ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments for debt issuance costs                                                                   --                  (9)
   Payments on long-term debt                                                                        (88)                (96)
   Payments on capital lease obligations                                                            (136)               (185)
   Proceeds from exercise of stock options and warrants                                              464                  27
                                                                                               ---------           ---------
         Cash flows provided by (used for) financing activities                                      240                (263)
                                                                                               ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   1,439              (4,572)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     9,964               9,473
                                                                                               ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $  11,403           $   4,901
                                                                                               =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid during the period                                                             $     436           $     432
                                                                                               =========           =========
   Income taxes paid during the period                                                         $       4           $      --
                                                                                               =========           =========

          See accompanying notes to consolidated financial statements.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 28, 2004 AND MARCH 30, 2003

(1) BASIS OF PRESENTATION

         We ("Famous Dave's, Inc." or the "Company") operate or franchise restaurants under the name "Famous Dave's" throughout various regions of the United States. As of March 28, 2004, there were 92 restaurants operating in 23 states, including 38 company-owned restaurants and 54 franchise-operated restaurants. An additional 163 restaurants were in various stages of development at March 28, 2004.

         We prepared these consolidated financial statements in accordance with Securities and Exchange Commission ("SEC") Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave's, Inc., and its subsidiaries as of March 28, 2004 and December 28, 2003 and for the three-month periods ended March 28, 2004 and March 30, 2003. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2003 Form 10-K as filed with the SEC. The unaudited balance sheet as of December 28, 2003 has been derived from our audited financial statements as of that date.

         Due to the seasonality of our business, revenue and operating results for the three months ended March 28, 2004 are not necessarily indicative of the results to be expected for the full year.

(2) NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share ("EPS") is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income (loss) divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options and warrants when dilutive. Following is a reconciliation of basic and diluted net income (loss) per common share.

                                                                                               Three Months Ended
                                                                                           ----------------------------
                                                                                           March 28,          March 30,
         ($'s in 000's, except per share data)                                                2004               2003
                                                                                           ---------          ---------
         NET INCOME (LOSS) PER SHARE - BASIC:
           Net income (loss)                                                               $     527          $  (1,095)
           Weighted average shares outstanding                                                12,279             11,391
           Net income (loss) per share - basic                                             $    0.04          $   (0.10)

         NET INCOME (LOSS) PER SHARE - DILUTED:
           Net income (loss)                                                               $     527          $  (1,095)
           Weighted average shares outstanding                                                12,279             11,391
           Dilutive impact of common stock equivalents outstanding                               362                 --
                                                                                           ---------          ---------
           Adjusted weighted average shares outstanding                                       12,641             11,391
           Net income (loss) per share - diluted                                           $    0.04          $   (0.10)

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 28, 2004 AND MARCH 30, 2003

(2) NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

         Options and warrants to purchase approximately 209,000 shares of common stock with a weighted average exercise price of $7.13 were outstanding at March 28, 2004, but were not included in the computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the period.

         Options to purchase approximately 1,921,000 shares of common stock with a weighted average exercise price of $3.56 and warrants to purchase approximately 95,000 shares of common stock with a weighted average exercise price of $6.63 were excluded from the first quarter 2003 diluted computation because they were anti-dilutive.

(3) PUBLIC RELATIONS AND MARKETING DEVELOPMENT FUND

         Beginning in fiscal 2004, we established a system-wide public relations and marketing fund. Company-owned restaurants, in addition to franchise-operated restaurants opened after January 1, 2004, are required to contribute a percentage of sales, currently 1.0%, to the fund that will be used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. The assets held by this fund are considered restricted. Accordingly, we reflected the cash and the liability related to this fund in restricted cash and in other current liabilities on our consolidated balance sheet as of March 28, 2004.

(4) STOCK-BASED COMPENSATION

         In accordance with Accounting Principles Board (APB) Opinion No. 25, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of our stock at the date of grant over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value at the date of grant. No compensation expense has been recognized for options issued to employees during the three months ended March 28, 2004 or March 30, 2003. The following table illustrates the effect on net income (loss) and income (loss) per common share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                          Three Months Ended
                                                                                    -----------------------------
                                                                                    March 28,           March 30,
         ($'s in 000's, except per share data)                                        2004                2003
                                                                                    ---------          ----------
         Net income (loss) as reported                                               $   527           $  (1,095)
         Less:  Compensation expense determined under the fair value
              method, net of tax                                                        (300)               (244)
                                                                                     -------           ---------
         Pro forma net income (loss)                                                 $   227           $  (1,339)
                                                                                     =======           =========

         Net income (loss) per common share:
         Basic EPS as reported                                                       $  0.04           $   (0.10)
         Basic EPS pro forma                                                            0.02               (0.12)
         Diluted EPS as reported                                                        0.04               (0.10)
         Diluted EPS pro forma                                                          0.02               (0.12)

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 28, 2004 AND MARCH 30, 2003

(5) COMPENSATION ARRANGEMENTS

         On February 18, 2004, our board of directors approved an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan); in which executives can elect to defer all or part of their bonus compensation or stock grant compensation for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date of the election of the deferral. Accordingly, we will recognize compensation expense in our consolidated statement of operations throughout the deferral period to the extent that the share price of our common stock increases, and will reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases.

         We granted our President and CEO, David Goronkin, a bonus of $93,750 in 2004 for his performance during fiscal 2003. Mr. Goronkin elected to defer this bonus, which is subject to forfeiture based on certain fiscal 2004 performance criteria, for a one-year timeframe in accordance with the Deferred Stock Unit Plan discussed above. Accordingly, we recognized approximately $30,000 of compensation expense in our consolidated statement of operations for the first quarter ended March 28, 2004 as related to this plan.

         On February 18, 2004, our board of directors also approved a Performance Share Program. Under this program, performance share grants will be awarded under our 1995 Stock Option and Compensation Plan, subject to certain contingencies. Grants of shares are contingent upon the recipient remaining an employee during all periods prior to the "vesting date", in addition to the Company achieving the cumulative total of the earnings per share goals for the three ensuing fiscal years, as determined by the compensation committee of the board of directors during the first fiscal quarter of the applicable fiscal year. Awards will be made only if the cumulative total goal for all three fiscal years is achieved and no partial award shall be made if the goals are achieved in any one or more fiscal year but not for the cumulative three year total. No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient.

         In accordance with this program, we will recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statement of operations throughout the performance period.

         On February 18, 2004 our board of directors awarded 33,500 performance share grants to eligible employees for the fiscal 2004 - fiscal 2006 timeframe. Accordingly, we recognized approximately $23,000 of compensation expense in our consolidated statement of operations for the first quarter ended March 28, 2004 related to this program.

(6) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) recently issued an Exposure Draft of a proposed Statement, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The Exposure Draft would require companies to recognize compensation cost for share-based awards, including options, granted to employees and would eliminate the use of accounting for employee options under APB Opinion No. 25, Accounting for Stock Issued to Employees. The comment period for this Exposure Draft ends on June 30, 2004 and it is anticipated that a final Statement will be issued later in fiscal 2004. Due to the preliminary nature of these potential changes, we have not determined how the proposed Statement will affect our financial statements, but will continue to monitor these developments.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM 2.

OVERVIEW

         Famous Dave's of America, Inc. ("Famous Dave's" or our "Company") was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of March 28, 2004 there were 92 Famous Dave's restaurants operating in 23 states, including 38 company-owned and 54 franchise-operated restaurants. In addition, as of March 28, 2004 we had signed development agreements representing commitments to develop an additional 163 franchised restaurants.

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

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

    A breakdown of our restaurant and total company operating results were as follows (amounts in $000's):

                                                                             RESTAURANT OPERATIONS
                                                            ---------------------------------------------------------
                                                                               Three Months Ended
                                                            ---------------------------------------------------------
                                                                March 28, 2004                    March 30, 2003
                                                            ----------------------            -----------------------
    Restaurant Sales, net                                   $ 20,573         100.0%           $ 21,893          100.0%

    Restaurant Costs and Expenses:
      Food and Beverage Costs                                  6,407          31.1               6,562           30.0
      Labor and Benefits                                       6,336          30.8               6,665           30.4
      Operating Expenses                                       5,008          24.3               5,360           24.5
      Depreciation and Amortization                            1,042           5.1               1,178            5.4
                                                            --------         -----            --------          -----
         Total Costs and Expenses                             18,793          91.3              19,765           90.3
                                                            --------         -----            --------          -----
    Income from Restaurant Operations                       $  1,780           8.7%           $  2,128            9.7%
                                                            ========         =====            ========          =====

                                                                                 TOTAL COMPANY
                                                            ---------------------------------------------------------
                                                                               Three Months Ended
                                                            ---------------------------------------------------------
                                                                March 28, 2004                    March 30, 2003
                                                            ----------------------            -----------------------
    Total Revenue                                           $ 22,647         100.0%           $ 23,007          100.0%

    Total Costs and Expenses:
      Food and Beverage Costs                                  6,407          28.3               6,562           28.5
      Labor and Benefits                                       6,336          28.0               6,665           29.0
      Operating Expenses                                       5,004          22.1               5,366           23.3
      Depreciation and Amortization                            1,118           4.9               1,243            5.4
      Pre-opening Expenses                                       ---           ---                 222            1.0
      General and Administrative                               2,498          11.0               2,173            9.4
                                                            --------         -----            --------          -----
    Income from Total Company Operations                    $  1,284           5.7%           $    776            3.4%
                                                            ========         =====            ========          =====

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 28, 2003.

         TOTAL REVENUE

         Total revenue of approximately $22.6 million for the first quarter of fiscal 2004 decreased approximately $360,000 or 1.6% from revenue of approximately $23.0 million for the comparable quarter in fiscal 2003.

         RESTAURANT SALES

         Restaurant sales for the first quarter of 2004 were $20.6 million compared to $21.9 million for the same period in 2003, reflecting a 6.0% decrease. This decrease was a result of the closing of two restaurants in Texas and the sale of three restaurants to a franchise partner, both occurring during the fourth quarter of fiscal 2003. These five restaurants had sales of approximately $2.0 million during the first quarter of fiscal year 2003.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         FRANCHISE RELATED REVENUE

         Franchise related revenue consists of royalty revenue and franchise fees which include initial franchise fees and area development fees. Franchise related revenue increased 88.6% over the same period in 2003. This increase reflects higher royalty revenue, primarily the result of 18 franchise-operated restaurants that opened during fiscal 2003.

         SAME STORE NET SALES

         It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2004 decreased approximately 2.2%, compared to fiscal 2003's first quarter decrease of approximately 2.7%. For the first quarter of 2004, there were 35 restaurants included in the company-owned base. Same store net sales for franchise-operated restaurants for the first quarter of 2004 decreased 2.6%, compared to a decrease of 7.3% for the first quarter of fiscal 2003. For the first quarter of 2004, there were 28 restaurants included in the franchise-operated base. Same store net sales are expected to continue to remain soft, at a minimum, through the second quarter of 2004 due to the significant level of the 2003 discounting which was discontinued late in fiscal 2003. Although discounting had increased restaurant traffic, the majority of the incremental sales derived had substantially lower margins.

         AVERAGE WEEKLY NET SALES

         Weighted average weekly net sales for our company-owned and franchise-operated restaurants during the first three months of fiscal 2004 were $41,633 and $49,640 respectively. During the first three months of fiscal 2003, weighted average weekly net sales for our company-owned and franchise-operated restaurants were $41,542 and $42,232 respectively.

         FOOD AND BEVERAGE COSTS

         Food and beverage costs for the first three months of fiscal 2004 were approximately $6.4 million or 31.1% of net restaurant sales, compared to approximately $6.6 million or 30.0% of net restaurant sales for the first three months of fiscal 2003. The increase in food and beverage costs as a percent of restaurant net sales was due primarily to increases in contract pricing of pork, poultry and hamburger. Our brisket contract comes due in July and we are watching that market closely so that we can attempt to lock in pricing at the most favorable terms. In addition, we continually try to identify ways to improve our margin mix, such as through the permanent addition of salmon to our core offerings, which on average has approximately 200 basis points more margin than our other food items.

         LABOR AND BENEFITS

         Labor and benefits for the three months ended March 28, 2004 were approximately $6.3 million or 30.8% of net restaurant sales, compared to approximately $6.7 million or 30.4% of net restaurant sales for the three months ended March 30, 2003. The increase in labor and benefits as a percentage of net restaurant sales reflects the addition in fiscal 2004 of a new restaurant managers' bonus program.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         OPERATING EXPENSES

         Operating expenses for the first quarter of fiscal 2004, of approximately $5.0 million or 24.3% of net restaurant sales, were approximately $362,000 lower than operating expenses of approximately $5.4 million or 24.5% of net restaurant sales for the first quarter of fiscal 2003. The decrease in operating expenses reflects lower utilities and occupancy costs and a lower level of advertising, partially offset by higher expenses associated with repairs and maintenance and take-out supplies in support of our "to-go" program.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the first quarter of 2004 was approximately $1.1 million or 4.9% of total revenue, compared to approximately $1.2 million or 5.4% of total revenue for the first quarter of 2003. The decrease in depreciation and amortization was primarily a result of the decrease in the number of company-owned restaurants in the first quarter of 2004 compared to the first quarter of 2003.

         PRE-OPENING EXPENSES

         No new restaurants opened during the first quarter of 2004. Pre-opening expenses for the first quarter of 2003 were approximately $222,000 or 1.0% of total revenue.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the first quarter of 2004 were approximately $2.5 million or 11.0% of total revenue, compared to approximately $2.2 million or 9.4% of total revenue for the first quarter of 2003. The increase in general and administrative expenses reflects an increase in infrastructure, primarily at the corporate office to support our growth. The increase also reflects the capitalization of certain general and administrative costs in the first quarter of fiscal 2003 associated with the construction of several restaurants.

         INTEREST EXPENSE, NET

         Interest expense, net was approximately $406,000 or 1.8% of total revenue for the first three months of 2004, compared to approximately $331,000 or 1.4% of total revenue for the comparable first three months of 2003. The increase in interest expense, in dollars and as a percentage of total revenue, was primarily as a result of the capitalization of construction interest for company-owned restaurants under construction in 2003.

         OTHER EXPENSE, NET

         During the first quarter of 2004, we recorded other expenses, net, of approximately $11,000. This compares to other expense, net, of approximately $86,000 in the first quarter of 2003 and related primarily to costs associated with the development of restaurants that we elected not to open.

         INCOME TAX (EXPENSE) BENEFIT

         For the first quarter of 2004, our Company recorded income tax expense of approximately $340,000, or approximately 39% of income before taxes, compared to a tax benefit of approximately $701,000 recorded during the first quarter of 2003.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         NET INCOME (LOSS)/DILUTED NET INCOME (LOSS) PER SHARE

         Net income for the three months ended March 28, 2004 was approximately $527,000 or $0.04 per diluted share on approximately 12,641,000 weighted average shares outstanding, as compared to a net loss of approximately $1.1 million or $0.10 per diluted share on approximately 11,391,000 weighted average shares outstanding for the three months ended March 30, 2003. The results for the first quarter of fiscal 2003 included pre-tax charges of approximately $2.2 million, or $0.12 per diluted share related to losses in the Isaac Hayes Blues clubs, as well as costs associated with the divestiture of those clubs.

ANALYSIS OF FINANCIAL CONDITION

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2004, our balance of cash and cash equivalents was approximately $11.4 million, an increase of approximately $1.4 million from the December 28, 2003 year-end balance, net of the reclassification of approximately $287,000 to a restricted cash balance. The increase in cash and cash equivalents was due primarily to increases in franchise royalty revenue.

         Our working capital was approximately $10.8 million as of March 28, 2004 as compared to approximately $9.0 million at December 28, 2003. Our quick ratio, which measures our immediate short-term liquidity, was 1.94 at March 28, 2004 compared to 1.59 at December 28, 2003. The quick ratio is computed by adding cash and cash equivalents with accounts receivable, net and dividing by total current liabilities. The change in our working capital and quick ratio was primarily due to cash generated from operations.

         Net cash provided by operations for the first quarter of 2004 was approximately $1.5 million, compared to approximately $161,000 for the first quarter of 2003. Cash generated in the first quarter of 2004 reflects a decrease in accounts receivable and an increase in accounts payable, partially offset by a decrease in other current liabilities. For the first three months of 2003, sources of cash generation were primarily from increased accounts payable and other current liabilities.

         Net cash used for investing activities for the first quarter of 2004 was approximately $323,000, reflecting capital expenditures. In comparison, during the first three months of 2003, we used approximately $4.5 million, with approximately $2.2 million used to fund the losses and exit from our 40% partnership in FUMUME, LLC and approximately $2.4 million on capital expenditures.

         Net cash provided by financing activities was approximately $240,000 in the first three months of 2004, compared to a use of cash of approximately ($263,000) for the first quarter of 2003. During the first quarter of fiscal 2004 proceeds from stock option exercises were the primary source of cash, partially offset by payments on long-term debt and capital lease obligations. The use of cash during the first three months of fiscal 2003 was primarily payments on long-term debt and capital lease obligations.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The following table provides aggregate information about our remaining contractual payment obligations and the periods in which payments are due:

     Payments Due by Period
     (in thousands)

     Contractual
     Obligations                       Total        2004         2005         2006         2007         2008      Thereafter
     -----------                    ---------     --------     --------     --------     --------     --------    ----------
     Long Term Debt                 $  12,619     $    270     $    392     $    427     $    466     $    507     $  10,557
     Financing Leases                   4,500           --           --           --           --           --         4,500
     Capital Leases                       357          252           97            8           --           --           ---
     Operating Leases                  44,238        1,945        2,587        2,674        2,666        2,639        31,727
                                    ---------     --------     --------     --------     --------     --------     ---------
     Total                          $  61,714     $  2,467     $  3,076     $  3,109     $  3,132     $  3,146     $  46,784
                                    =========     ========     ========     ========     ========     ========     =========

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note One to the consolidated financial statements included in our annual report for the year ended December 28, 2003. The accounting policies used in preparing our interim 2004 consolidated condensed financial statements are the same as those described in our annual report.

FORWARD-LOOKING INFORMATION

         Certain statements contained in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in our 2003 Form 10-K filed with the SEC on March 29, 2004 and our other filings with the SEC.

ADDITIONAL INFORMATION ON FAMOUS DAVE'S

         We are currently subject to the informational requirements of the Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports and proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Famous Dave's, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC's website. The address of this website is http://www.sec.gov.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

ADDITIONAL INFORMATION ON FAMOUS DAVE'S (CONTINUED)

         Our most current SEC filings, such as our annual, quarterly and current reports, proxy statements and press releases available to the public free of charge on our Website. The address of our Website is www.famousdaves.com. Our Website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any Famous Dave's shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at Famous Dave's, Inc., 8091 Wallace Road, Eden Prairie, MN 55344.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial instruments include cash and cash equivalents and long-term debt. We include as cash and cash equivalents certificates of deposits and all other investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. Our total outstanding long-term debt as of March 28, 2004 was $12.6 million. Of the outstanding long-term debt, approximately $1.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. We do not see the variable interest rate long-term debt as a significant interest rate risk. Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the end of the periods covered by this report.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Our Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 5.  OTHER INFORMATION

         Based upon the recommendation of the Compensation Committee, the Board of Directors adopted an overall executive compensation plan aimed at increasing form structure and consistency to the Company's executive compensation process. Like the Company's previous executive compensation arrangements, the new plan continues to utilize base compensation, bonus compensation and long-term incentive compensation in structuring compensation arrangements for executives. Under the new plan, annual bonus compensation will be determined by the Compensation Committee based upon the Company attaining specific and measurable financial objectives. Long-term incentive compensation under the new plan will consist of target awards based on the executive's experience and position with the Company, market conditions and other factors. While the majority of these awards will continue to take the form of stock options grants, 25% of the awards will be in the form of performance share grants that are subject to forfeiture if, among other things, the Company fails to achieve the cumulative earnings per share targets during the applicable three year "vesting" period.

         Under the Company Executive Elective Deferred Stock Unit Plan, which was also adopted on February 18, 2004, senior executives can defer all or part of their annual bonus compensation or stock grant compensation converting the deferred amount into stock units based upon the market price of our common stock on the date of the deferral. The Performance Share Program and the Executive Elective Deferred Stock Unit Plan are discussed in greater detail in Note 5 of the Company's consolidated financial statements included within this Quarterly Report.

         Contemporaneously with its adoption of the new executive compensation plan, the board also adopted stock ownership guidelines for the Company's senior management ranging from one to five times base compensation, depending on position. Stock units held under the Executive Elective Deferred Stock Unit Plan will qualify towards the stock ownership guidelines.

         The Board of Directors' objective in adopting the new executive compensation plan, the Executive Elective Deferred Stock Unit Plan, the Performance Share Program and the stock ownership guidelines was not to change the overall amount of executive compensation, but rather to more-closely align the current level of executive compensation with shareholder interests and long-term employee retention.

                 FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1     Executive Elective Deferred Stock Unit Plan

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FAMOUS DAVE'S OF AMERICA, INC.
                                      ("REGISTRANT")



Dated: May 11, 2004                   By  /s/ David Goronkin
                                          -------------------------------------
                                          David Goronkin
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)



Dated: May 11, 2004                       /s/ Diana Garvis Purcel
                                          -------------------------------------
                                          Diana Garvis Purcel
                                          Vice President, Chief Financial
                                          Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)