Form 10-Q
period 2004-06-27
FAMOUS DAVES OF AMERICA INC
filed 2004-08-10
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2004

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21625

FAMOUS DAVE’S of AMERICA, INC.
(Exact name of registrant as specified in its character)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1782300 (I.R.S. Employer Identification No.)

8091 Wallace Road
Eden Prairie, Minnesota 55344

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code (952) 294-1300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [ X ]   No   [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12-b-2 of the Act). Yes   [   ] No   [ X ]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 27, 2004 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on June 25, 2004, was $78,768,109. As of August 5, 2004 11,648,771 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 27, 2004 AND DECEMBER 28, 2003
($’s in thousands, except per share data)

	June 27,	December 28,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,666	$9,964
Restricted cash (note 3)	131	—
Accounts receivable, net	1,676	1,661
Inventories	1,580	1,599
Prepaid expenses and other current assets	2,503	3,126

Total current assets	15,556	16,350
Property, equipment and leasehold improvements, net	45,538	47,147
Other assets:
Notes receivable, less current portion	2,320	2,395
Deferred tax asset, less current portion	6,944	6,938
Other assets	936	937

	$71,294	$73,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$375	$358
Current portion of capital leases	185	388
Accounts payable	2,407	2,035
Other current liabilities	4,218	4,528

Total current liabilities	7,185	7,309
Long-term liabilities:
Long-term debt, less current portion	12,157	12,349
Capital leases, less current portion	56	105
Financing leases	4,500	4,500
Other liabilities, net	2,866	2,632

Total liabilities	26,764	26,895

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 11,760,662 and 12,157,782 shares issued and outstanding	118	122
Additional paid-in capital	52,831	56,692
Accumulated deficit	(8,419)	(9,942)

Total shareholders’ equity	44,530	46,872

	$71,294	$73,767

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
($’s in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Revenue:
Restaurant sales, net	$23,033	$24,523	$43,606	$46,416
Franchise royalty revenue	1,755	1,085	3,339	1,918
Franchise fee revenue	530	260	968	499
Licensing and other revenue	86	73	138	115

Total revenue	25,404	25,941	48,051	48,948

Costs and expenses:
Food and beverage costs	7,303	7,326	13,710	13,888
Labor and benefits	6,479	7,099	12,815	13,764
Operating expenses	5,830	5,892	10,834	11,258
Depreciation and amortization	1,096	1,247	2,214	2,489
Asset impairment and restructuring charges	—	3,474	—	3,474
Pre-opening expenses	—	284	—	506
General and administrative	2,584	2,124	5,082	4,298

Total costs and expenses	23,292	27,446	44,655	49,677

Income (loss) from operations	2,112	(1,505)	3,396	(729)

Other income (expense):
Interest expense	(468)	(471)	(949)	(863)
Other (expense) income, net	(18)	(488)	46	(513)
Equity in loss of unconsolidated affiliate	—	—	—	(2,155)

Total other expense	(486)	(959)	(903)	(3,531)

Income (loss) before income taxes	1,626	(2,464)	2,493	(4,260)
Income tax (expense) benefit	(630)	961	(970)	1,662

Net income (loss)	$996	$(1,503)	$1,523	$(2,598)

Basic and diluted net income (loss) per common share	$0.08	$(0.13)	$0.12	$(0.23)

Weighted average common shares outstanding - basic	12,234,140	11,448,381	12,256,676	11,419,918

Weighted average common shares outstanding - diluted	12,581,831	11,448,381	12,597,643	11,419,918

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
($’s in thousands)
(Unaudited)

	Six Months Ended
	June 27,	June 29,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,523	$(2,598)
Adjustments to reconcile net income (loss) to cash flows provided by operations:
Depreciation and amortization	2,214	2,489
Gain on disposal of property	6	366
Asset impairment charges	—	3,474
Deferred tax asset	970	(1,662)
Deferred rent	235	304
Equity in loss of unconsolidated affiliate	—	2,155
Other non-cash items affecting earnings	28	39
Changes in operating assets and liabilities:
Restricted cash	(131)	—
Accounts receivable, net	(15)	(396)
Inventories	19	(287)
Prepaids and other current assets	(371)	(149)
Deposits	(18)	(19)
Accounts payable	372	(1,259)
Other current liabilities	(387)	254

Cash flows provided by operations	4,445	2,711

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(621)	(3,888)
Investment and repayments of advances in unconsolidated affiliate	—	(2,155)
Payments received on notes receivable	94	74

Cash flows used for investing activities	(527)	(5,969)

Cash flows from financing activities:
Payments for debt issuance costs	—	(9)
Payments on long-term debt	(176)	(190)
Payments on capital lease obligations	(252)	(364)
Proceeds from exercise of stock options and warrants	504	492
Payments on common stock repurchase	(4,292)	—

Cash flows used for financing activities	(4,216)	(71)

Decrease in cash and cash equivalents	(298)	(3,329)
Cash and cash equivalents, beginning of period	9,964	9,473

Cash and cash equivalents, end of period	$9,666	$6,144

Supplemental cash flow information:
Interest paid during the period	$427	$445

Income taxes paid during the period	$—	$—

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2004

(1) Basis of Presentation

     We (“Famous Dave’s, Inc.” or the “Company”) operate or franchise restaurants under the name “Famous Dave’s” throughout various regions of the United States. As of June 27, 2004, there were 95 restaurants operating in 24 states, including 38 company-owned restaurants and 57 franchise-operated restaurants, and an additional 168 restaurants were in various stages of development.

     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s, Inc., and its subsidiaries as of June 27, 2004 and December 28, 2003 and for the three and six month periods ended June 27, 2004 and June 29, 2003. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2003 Form 10-K as filed with the SEC. The balance sheet as of December 28, 2003 has been derived from our audited financial statements as of that date.

     Due to the seasonality of our business, revenue and operating results for the three and six month periods ended June 27, 2004 are not necessarily indicative of the results to be expected for the full year.

(2) Net Income (Loss) Per Common Share

     Basic net income (loss) per common share (“EPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted EPS is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and all additional common stock equivalents relating to stock options and warrants when dilutive. Following is a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
($’s in thousands, except per-share data)	2004	2003	2004	2003
Net income (loss) per share – basic:
Net income (loss)	$996	$(1,503)	$1,523	$(2,598)
Weighted average shares - outstanding	12,234	11,448	12,257	11,420
Net income (loss) per share - basic	$0.08	$(0.13)	$0.12	$(0.23)

Net income (loss) per share -diluted:
Net income (loss)	$996	$(1,503)	$1,523	$(2,598)
Weighted average shares outstanding	12,234	11,448	12,257	11,420
Dilutive impact of common stock equivalents outstanding	348	—	341	—

Adjusted weighted average shares outstanding	12,582	11,448	12,598	11,420

Net income (loss) per share - diluted	$0.08	$(0.13)	$0.12	$(0.23)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2004

(2) Net Income (Loss) Per Common Share (continued)

     Options and warrants to purchase approximately 68,000 and 135,000 shares of common stock with a weighted average exercise price of $7.93 and $7.47 were outstanding at June 27, 2004, but were not included in the three and six months ended June 27, 2004 computation of diluted net income (loss) per common share because the exercise price exceeded the average market price of the common shares during the respective periods.

     Options and warrants to purchase approximately 1,218,000 and 1,595,000 shares of common stock with a weighted average exercise price of $3.84 and $3.53 were excluded from the three and six months ended June 29, 2003 diluted computation because they were anti-dilutive.

(3) Public Relations and Marketing Development Fund

     Beginning in fiscal 2004, we established a system-wide public relations and marketing fund. Company-owned restaurants, in addition to franchise-operated restaurants opened after January 1, 2004, are required to contribute a percentage of sales, currently 1.0%, to the fund that will be used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is other current liabilities on our consolidated balance sheet as of June 27, 2004.

(4) Stock-Based Compensation

     In accordance with Accounting Principles Board (APB) Opinion No. 25, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of our stock at the date of grant over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value at the date of grant. No compensation expense has been recognized for options issued to employees during the three or six months ended June 27, 2004 or June 29, 2003. The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
($’s in thousands, except per-share data)	2004	2003	2004	2003
Net income (loss) as reported	$996	$(1,503)	$1,523	$(2,598)
Less: Compensation expense determined under the fair value method, net of tax	(203)	(148)	(386)	(297)

Pro forma net income (loss)	$793	$(1,651)	$1,137	$(2,895)

Net income (loss) per share:
Basic - as reported	$0.08	$(0.13)	$0.12	$(0.23)
Basic - pro forma	0.06	(0.14)	0.09	(0.25)
Diluted - as reported	0.08	(0.13)	0.12	(0.23)
Diluted - pro forma	0.06	(0.14)	0.09	(0.25)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2004

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

     We granted our President and CEO, David Goronkin, a bonus of $93,750 in 2004 for his performance during fiscal 2003. Mr. Goronkin elected to defer this bonus, which is subject to forfeiture based on certain fiscal 2004 performance criteria, for a one-year timeframe in accordance with the Deferred Stock Unit Plan discussed above. Accordingly, we recognized approximately $23,000 of compensation expense in our consolidated statement of operations for the first six months of fiscal 2004 as related to this plan.

     On February 18, 2004, our board of directors also approved a Performance Share Program. Under this program, performance share grants will be awarded under our 1995 Stock Option and Compensation Plan, subject to certain contingencies. Grants of shares are contingent upon the recipient remaining an employee during all periods prior to the “vesting date”, in addition to the Company achieving the cumulative total of the earnings per share goals for the three ensuing fiscal years, as determined by the compensation committee of the board of directors during the first fiscal quarter of the applicable fiscal year. Awards will be made only if the cumulative total goal for all three fiscal years is achieved and no partial award shall be made if the goals are achieved in any one or more fiscal years but not for the cumulative three year period. No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient.

     In accordance with this program, we will recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statement of operations throughout the performance period.

     On February 18, 2004 our board of directors awarded 33,500 performance share grants to eligible employees for the fiscal 2004 — fiscal 2006 timeframe. Accordingly, we have recognized approximately $43,000 of compensation expense in our consolidated statement of operations for the six months ended June 29, 2004 related to this program.

(6) Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) recently issued an Exposure Draft of a proposed Statement, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The Exposure Draft would require companies to recognize compensation cost for share-based awards, including options, granted to employees and would eliminate the use of accounting for employee options under APB Opinion No. 25, Accounting for Stock Issued to Employees. The comment period for this Exposure Draft ended on June 30, 2004 and it is anticipated that a final Statement will be issued later in fiscal 2004. Due to the preliminary nature of these potential changes, we have not determined how the proposed Statement will affect our consolidated financial statements, but will continue to monitor these developments.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.

OVERVIEW

     Famous Dave’s of America, Inc. (“Famous Dave’s” or our “Company”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of June 27, 2004 there were 95 Famous Dave’s restaurants operating in 24 states, including 38 company-owned and 57 franchise-operated restaurants. In addition, as of June 27, 2004 we had signed development agreements representing commitments to develop an additional 168 franchised restaurants.

     Fiscal Year

     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Fiscal 2004, which ends on January 2, 2005, will consist of 53 weeks.

     Revenue

     Our revenue consists of restaurant sales, franchise related revenue and licensing and other revenue. Our franchise related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a non-refundable payment equal to $10,000 per unit upon the signing of the area development agreement. Since the fee to secure the territory is non-refundable, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed and the remaining $35,000 is recognized upon either the signing of a lease or upon receipt of a builder’s permit, and at which time we have substantially performed all of our services. Franchise royalties are equal to a percentage of weekly net sales, currently at 5%. Licensing revenue includes royalties from a retail line of business, including sauces and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Comparable sales represent net sales for restaurants open year-round for 18 months or more.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     A breakdown of our restaurant and total company operating results were as follows ($’s in thousands):

	Restaurant Operations (1)
	Three Months Ended				Six Months Ended
	June 27,		June 29,		June 27,		June 29,
	2004		2003		2004		2003
Restaurant Sales, net	$22,939	100.0%	$24,517	100.0%	$43,512	100.0%	$46,410	100.0%
Restaurant Costs and Expenses:
Food and Beverage Costs	7,261	31.6	7,324	29.9	13,668	31.4	13,886	29.9
Labor and Benefits	6,422	28.0	7,098	28.9	12,758	29.3	13,763	29.7
Operating Expenses	5,695	24.8	5,884	24.0	10,703	24.6	11,244	24.2
Depreciation & Amortization	1,003	4.4	1,178	4.8	2,045	4.7	2,356	5.1

Total Costs and Expenses	20,381	88.8	21,484	87.6	39,174	90.0	41,249	88.9

Income from Restaurant Operations (2)	$2,558	11.2%	$3,033	12.4%	$4,338	10.0%	$5,161	11.1%

	Total Company
	Three Months Ended				Six Months Ended
	June 27,		June 29,		June 27,		June 29,
	2004		2003		2004		2003
Total Revenue	$25,404	100.0%	$25,941	100.0%	$48,051	100.0%	$48,948	100.0%
Total Costs and Expenses:
Food and Beverage Costs	7,303	28.7	7,326	28.2	13,710	28.5	13,888	28.4
Labor and Benefits	6,479	25.5	7,099	27.4	12,815	26.7	13,764	28.1
Operating Expenses	5,830	23.0	5,892	22.7	10,834	22.5	11,258	23.0
Depreciation & Amortization	1,096	4.3	1,247	4.8	2,214	4.6	2,489	5.1
Pre-opening Expenses	—	—	284	1.1	—	—	506	1.0
General and Administrative	2,584	10.2	2,124	8.2	5,082	10.6	4,298	8.8

Income from Total Company Operations (2)	$2,112	8.3%	$1,969	7.6%	$3,396	7.1%	$2,745	5.6%

(1) Excludes sales, costs and expenses associated with our Rib Team.

(2) Excludes impairment charges of approximately $3.5 million for the three and six months ended June 29, 2003.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 28, 2003.

     Total Revenue

     Total revenue of approximately $25.4 million for the second quarter of fiscal 2004 decreased approximately $537,000 or 2.1% from revenue of approximately $25.9 million for the comparable quarter in fiscal 2003. For the year-to-date period, total revenue of approximately $48.1 million for fiscal 2004 decreased approximately $897,000 or 1.8% from revenue of approximately $48.9 million for the comparable year-to-date period for fiscal 2003.

     Restaurant Sales, net

     Restaurant sales for the second quarter of 2004 were approximately $23.0 million compared to approximately $24.5 million for the same period in 2003, reflecting a 6.1% decrease. Year-to-date restaurant sales for 2004 were approximately $43.6 million compared to approximately $46.4 million for the year-to-date period in fiscal 2003, also reflecting a 6.1% decrease. The decrease for both periods was a result of the closing of two restaurants in Texas and the sale of three restaurants in Georgia to a franchise partner, both occurring during the fourth quarter of fiscal 2003. These five restaurants had sales of approximately $1.9 million and $3.8 million during the second quarter and first six months of fiscal year 2003, respectively.

     Franchise Related Revenue

     Franchise related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise related revenue for the second quarter and first six months of fiscal 2004 increased 69.9% and 78.2% over the same periods in 2003. The year-over-year increase reflects higher royalty revenue, primarily the result of 18 franchise-operated restaurants that opened during fiscal 2003 and 4 that opened during the second quarter of fiscal 2004.

     Same Store Net Sales

     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the second quarter of fiscal 2004 decreased approximately 2.4%, compared to fiscal 2003’s second quarter decrease of approximately 1.7%. Year-to-date, same store net sales for company-owned restaurants decreased approximately 2.4%, compared to fiscal 2003’s decrease of approximately 2.2%. For the second quarter of 2004, there were 36 restaurants included in the company-owned base and for the second quarter of 2003, there were 31 restaurants included in the company-owned base.

     Same store net sales for franchise-operated restaurants for the second quarter of 2004 decreased approximately 2.8%, compared to a decrease of approximately 9.1% for the second quarter of fiscal 2003. Fiscal 2004 to date franchise-operated restaurants decreased approximately 2.7%, compared to a decrease of approximately 8.6% for the comparable period in 2003. For the second quarter of 2004 and 2003 there were 29 and 19 restaurants, respectively, included in the franchise-operated comparable sales base.

     As previously disclosed, same store net sales were expected to remain soft due to the significant level of the 2003 discounting which was discontinued late in fiscal 2003. Although discounting had increased restaurant traffic, the majority of the incremental sales derived had substantially lower margins.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Average Weekly Net Sales

     Weighted average weekly net sales for company-owned and franchise-operated restaurants during the second quarter of fiscal 2004 were $46,437 and $53,391 respectively, compared to weighted average weekly net sales of $45,625 and $48,848 for company-owned and franchise-operated restaurants for the second quarter in the prior year.

     On a year-to-date basis weighted average weekly net sales for company-owned and franchise-operated restaurants for fiscal 2004 were $44,041 and $51,550, respectively. In comparison, during the first six months of fiscal 2003, weighted average weekly net sales for company-owned and franchise-operated restaurants were $43,624 and $45,755, respectively.

     Food and Beverage Costs

     Food and beverage costs for the second quarter of fiscal 2004 were approximately $7.3 million or 31.6% of net restaurant sales, compared to approximately $7.3 million or 29.9% of net restaurant sales for the second quarter of fiscal 2003. Year-to-date, food and beverage costs were approximately $13.7 million or 31.4% of net restaurant sales compared to approximately $13.9 million or 29.9% of net restaurant sales for the fiscal 2003 year-to-date period. The increase in food and beverage costs as a percent of net restaurant sales was due primarily to increases in contract pricing of pork, poultry and hamburger. We continue to watch the commodity markets closely, and are delaying locking-in on long-term contracts until we see some stabilization or relief in the markets. We recently renewed our brisket contract for a three month period, realizing a $.03 per pound increase, and renewed our hamburger contract for a one month period, realizing a $.05 per pound increase.

     In addition, we continually try to identify ways to improve our margin mix, such as through the permanent addition of salmon to our core protein offerings and our adult beverage program initiative.

     During the second quarter, we initiated an adult beverage program consisting of expanded drink offerings, a new wine list and an updated selection of tap and bottled beers. In addition to new barware and media support, we have also invested in training resources in support of the program. All of our company-owned restaurants were converted to this program by the end of the second quarter, and our franchise-operated restaurants will be converted throughout the third quarter. Currently, our adult-beverage sale as a percentage of our dine-in sales is approximately 11%. We expect to realize margin improvement in the second half of the year, as a result of this adult-beverage program in addition to a blended menu price increase of approximately 2% that was implemented at the beginning of the third quarter.

     Labor and Benefits

     Labor and benefits for the quarter ended June 27, 2004 were approximately $6.4 million or 28.0% of net restaurant sales, compared to approximately $7.1 million or 28.9% of net restaurant sales for the quarter ended June 29, 2003. Year-to-date, fiscal 2004 labor and benefits were approximately $12.8 million or 29.3% of net restaurant sales, compared to approximately $13.8 million or 29.7% of net restaurant sales for the 2003 year-to-date period. On a year-to-date basis, the decrease in labor and benefits as a percentage of net restaurant sales reflects a significant focus on improving controls at the restaurant level, a lower level of medical claims experience compared to the prior year on our self-insured medical policy, and the sale of three and closing of two, underperforming restaurants in the prior year, fourth quarter.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Operating Expenses

     Operating expenses for the second quarter of fiscal 2004, of approximately $5.7 million or 24.8% of net restaurant sales, compared to operating expenses of approximately $5.9 million or 24.0% of net restaurant sales for the second quarter of fiscal 2003. Year-to-date operating expenses for 2004, of approximately $10.7 million or 24.6% of net restaurant sales, compared to operating expenses of approximately $11.2 million or 24.2% of net restaurant sales for the year-to-date period. The increase in the percentage of operating expenses reflects an increased level of marketing expenses and to a lesser degree, increases in the categories of “to-go” supplies and repairs and maintenance.

     Depreciation and Amortization

     Depreciation and amortization for the second quarter of 2004 was approximately $1.1 million or 4.3% of total revenue, compared to approximately $1.2 million or 4.8% of total revenue for the second quarter of 2003. In comparison, during the first six months of fiscal 2004, depreciation and amortization was approximately $2.2 million or 4.6% of total revenue, compared to approximately $2.5 million or 5.1% of total revenue for the 2003 period. The decrease in depreciation and amortization primarily reflects the decrease in the number of company-owned restaurants in 2004 compared to 2003.

     Pre-opening Expenses

     No new company-owned restaurants opened during the first half of 2004. Pre-opening expenses for the second quarter of 2003 were approximately $284,000 or 1.1% of total revenue. Pre-opening expenses for the first half of 2003 were approximately $506,000 or 1.0% of total revenue.

     General and Administrative Expenses

     General and administrative expenses for the second quarter of 2004 were approximately $2.6 million or 10.2% of total revenue, compared to approximately $2.1 million or 8.2% of total revenue for the second quarter of 2003. General and administrative expenses for the first six month period of 2004 were approximately $5.1 million or 10.6% of total revenue, compared to approximately $4.3 million or 8.8% of total revenue for the same period in 2003. The increase in general and administrative expenses reflects an increase in infrastructure, primarily at the corporate office to support our growth. The increase also reflects the capitalization of certain general and administrative costs in the first quarter of fiscal 2003 associated with the construction of several restaurants.

     Interest Expense

     Interest expense for the second quarter of 2004 was approximately $468,000 or 1.8% of total revenue, compared to approximately $471,000 or 1.8% of total revenue for the second quarter of 2003. Interest expense was approximately $949,000 or 2.0% of total revenue for the first six months of 2004, compared to approximately $863,000 or 1.8% of total revenue for the comparable first six months of 2003. The increase in interest expense for the year-to-date period in dollars and as a percentage of total revenue, was primarily the result of the capitalization of construction interest for company-owned restaurants under construction in 2003.

     Other (Expense) Income, net

     During the second quarter of 2004, we recorded other expense, net, of approximately $18,000. This compares to other expense, net, of approximately $488,000 in the second quarter of 2003, relating to costs associated with the development of restaurants that we elected not to open. Respectively, other income, net for the 2004 year-to-date period of approximately $46,000 compared to other expense, net of approximately $513,000 for the same period in 2003.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Income Tax (Expense) Benefit

     For the second quarter of 2004, we recorded income tax expense of approximately $630,000, or approximately 39.0% of income before taxes, compared to a tax benefit of approximately $961,000 recorded during the second quarter of 2003. In comparison, during the first six months of fiscal 2004, income tax expense was approximately $970,000 million, 39.0% of income before taxes, compared to a tax benefit of approximately $1.7 million or 39.0% for the 2003 period.

     Net Income (Loss)/Diluted Net Income (Loss) Per Share

     Net income for the second quarter of 2004 was approximately $996,000 or $0.08 per diluted share, compared to a net loss of approximately $1.5 million, or $0.13 per diluted share for the second quarter of 2003. Net income for the six months ended June 27, 2004 was approximately $1.5 million or $0.12 per diluted share as compared to a net loss of approximately $2.6 million or $0.23 per diluted share for the six months ended June 29, 2003. The results for the second quarter of 2003 included pre-tax charges of approximately $3.5 million or $0.19 per diluted share, related to impairment charges on underperforming restaurants. The results for the first six months of fiscal 2003 included pre-tax charges of approximately $5.6 million, or $0.30 per diluted share, related to losses in the Isaac Hayes Blues clubs, costs associated with the divestiture of those clubs and impairment charges on underperforming restaurants.

ANALYSIS OF FINANCIAL CONDITION

     Financial Condition, Liquidity and Capital Resources

     During the second quarter of 2004, our balance of cash and cash equivalents was approximately $9.7 million, a decrease of approximately $298,000 from the December 28, 2003 year-end balance, net of the reclassification of approximately $131,000 to a restricted cash balance. The decrease in cash and cash equivalents reflects cash utilized for our stock re-purchase program, on which we spent approximately $4.3 million during the second quarter of fiscal 2004, partially offset by increases in franchise royalty revenue.

     Our working capital was approximately $8.4 million as of June 27, 2004 compared to approximately $9.0 million at December 28, 2003. Our quick ratio, which measures our immediate short-term liquidity, was 1.58 at June 27, 2004 and 1.59 at December 28, 2003. The quick ratio is computed by adding cash and cash equivalents with accounts receivable, net and dividing by total current liabilities. The change in our working capital was primarily due to cash used for our stock re-purchase and utilization of our current deferred tax asset.

     Net cash provided by operations for the first half of 2004 was approximately $4.4 million, compared to approximately $2.7 for the first half of 2003. Cash generated in 2004 reflects income from operations, net of depreciation and amortization, an increase in accounts payable, partially offset by a decrease in other current liabilities and prepaids and other current assets. For the first six months of 2003, sources of cash generation were primarily from income from operations, net of depreciation and amortization and asset impairment charges.

     Net cash used for investing activities for the first six months of 2004 was approximately $527,000 reflecting capital expenditures offset by note receivable payments. In comparison, during the first six months of 2003, we used cash of approximately $6.0 million, with approximately $2.2 million used to fund the losses and exit from our partnership in FUMUME, LLC and approximately $3.9 million spent on capital expenditures, primarily due to openings of new restaurants.

     Net cash used for financing activities was approximately $4.2 million during the first six months of 2004, compared to a use of cash of approximately $71,000 for the comparable period of 2003. During fiscal 2004, payments on our common stock re-purchase program was the primary use of cash offset by proceeds from the exercise of stock options and warrants. The use of cash during the first six months of fiscal 2003 was primarily due to payments on long-term debt and capital lease obligations.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources (continued)

     The following table provides aggregate information about our remaining contractual payment obligations and the periods in which payments are due:

Payments Due by Period
(in thousands)

Contractual
Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long Term Debt	$12,532	$183	$392	$427	$466	$507	$10,557
Financing Leases	4,500	—	—	—	—	—	4,500
Capital Leases	241	136	97	8	—	—	—
Operating Leases	43,558	1,265	2,587	2,674	2,666	2,639	31,727

Total	$60,831	$1,584	$3,076	$3,109	$3,132	$3,146	$46,784

     Critical Accounting Policies

     Our significant accounting policies are described in Note One to the consolidated financial statements included in our annual report for the year ended December 28, 2003. The accounting policies used in preparing our interim 2004 consolidated financial statements is the same as those described in our annual report.

     Forward-Looking Information

     Certain statements contained in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in our 2003 Form 10-K filed with the SEC on March 29, 2004 and our other filings with the SEC.

     Additional Information On Famous Dave’s

     We are currently subject to the informational requirements of the Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports and proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Famous Dave’s, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.

     Our most current SEC filings, such as our annual, quarterly and current reports, proxy statements and press releases are available to the public free of charge on our Website. The address of our Website is www.famousdaves.com. Our Website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any Famous Dave’s shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at Famous Dave’s, Inc., 8091 Wallace Road, Eden Prairie, MN 55344.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents and long-term debt. We include as cash and cash equivalents certificates of deposits and all other investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. Our total outstanding long-term debt as of June 27, 2004 was $12.2 million. Of the outstanding long-term debt, approximately $1.2 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. We do not see the variable interest rate long-term debt as a significant interest rate risk. Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Our Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

Item 2. Changes In Securities, Use Of Proceeds And Issuer Purchases Of Equity Securities

     Except as otherwise noted below, all share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors. The following table includes information about our share repurchases for the quarter ended June 27, 2004.

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares (or Units)	Value) of Shares
				Purchased as Part	(or Units) that May
	Total Number of			of Publicly	Yet be Purchased
	Shares (or Units)		Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased		per Share (or Unit)	Programs	Programs (1)
Month #1 (March 29, 2004 – April 25, 2004)	0		—	0	—
Month #2 (April 26, 2004 – May 23, 2004)	30,600		$7.29	30,600	969,400
Month #3 (May 24, 2004 – June 27, 2004)	531,700	(2)(3)	$7.80	562,300	437,700

(1)	On May 12, 2004, we announced that our Board of Directors approved a program to repurchase up to 1,000,000 shares of our common stock. The Board did not establish a formal expiration date for this program.

(2)	Includes 200,000 shares purchased on June 4, 2004 pursuant to a private transaction with our founder and former chairman, who is a significant shareholder.

(3)	Includes 250,000 shares purchased on June 7, 2004 pursuant to a private transaction.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on May 12, 2004. At the Annual Meeting Grant Thorton, LLP was ratified as independent auditors of the company for fiscal 2004 and all of management’s nominees for directors as listed in the proxy statement for the Annual Meeting were elected with the following vote:

	Affirmative Votes	Authority Withheld
Cardwell, Jr., F. Lane	10,349,871	34,229
Dahlberg, K. Jeffrey	8,983,282	1,400,818
Goronkin, David	10,350,381	33,719
Jeffries, Mary	10,346,806	37,294
Monfort, Richard L.	10,351,586	32,514
Riesen, Dean A.	12,280,443	103,657

Item 5. Other Information

     The Company’s Board of Directors has determined that K. Jeffrey Dahlberg, Chairman of the Board and a member of the compensation committee, is an independent director, as such term is defined in Section 4200(a) (15) of the National Association of Securities Dealers’ listing standards. Mr. Dahlberg’s role as Chairman of the Board is solely as a non-employee director who chairs the meetings of the Company’s Board of Directors. Mr. Dahlberg is not an employee of the Company and has not received compensation from the Company other than related his service as a director and committee member, which compensation has been consistent with the compensation received by the Company’s other outside directors.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

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

(b)         Reports on Form 8-K

Filed during the quarter for which this report is filed:

Form 8-K, filed April 26, 2004 announcing our first quarter 2004 results.

Form 8-K, filed May 14, 2004 announcing the authorization of a stock repurchase program.

Form 8-K, filed June 7, 2004 announcing the re-purchase of 200,000 shares of common stock from our founder and former Chairman of the Board.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: August 10, 2004	By	/s/ David Goronkin

David Goronkin
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 10, 2004		/s/ Diana Garvis Purcel

Diana Garvis Purcel
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Index to Exhibits

(a)         Exhibits

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