Form 10-Q
period 2004-09-26
FAMOUS DAVES OF AMERICA INC
filed 2004-11-09
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2004

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 27, 2004 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on June 25, 2004, was $78,768,109. As of November 9, 2004, 11,340,062 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 26, 2004 AND DECEMBER 28, 2003
($’s in thousands, except per share data)

	September 26,	December 28,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,977	$9,964
Restricted cash (note 3)	107	—
Accounts receivable, net	1,898	1,661
Inventories	1,579	1,599
Prepaid expenses and other current assets	1,481	3,126

Total current assets	14,042	16,350

Property, equipment and leasehold improvements, net	45,168	47,147
Other assets:
Notes receivable, less current portion	2,245	2,395
Deferred tax asset, less current portion	6,944	6,938
Other assets	870	937

	$69,269	$73,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$384	$358
Current portion of capital leases	104	388
Accounts payable	2,571	2,035
Other current liabilities	3,844	4,528

Total current liabilities	6,903	7,309

Long-term liabilities:
Long-term debt, less current portion	12,058	12,349
Capital leases, less current portion	40	105
Financing leases	4,500	4,500
Other liabilities, net	2,984	2,632

Total liabilities	26,485	26,895

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 11,340,062 and 12,157,782 shares issued and outstanding	113	122
Additional paid-in capital	49,820	56,692
Accumulated deficit	(7,149)	(9,942)

Total shareholders’ equity	42,784	46,872

	$69,269	$73,767

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
($’s in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Revenue:
Restaurant sales, net	$23,450	$24,351	$67,056	$70,766
Franchise royalty revenue	1,925	1,317	5,264	3,235
Franchise fee revenue	380	256	1,348	755
Licensing and other revenue	212	46	350	162

Total revenue	25,967	25,970	74,018	74,918

Costs and expenses:
Food and beverage costs	7,282	7,519	20,992	21,407
Labor and benefits	6,789	7,251	19,604	21,015
Operating expenses	5,503	6,233	16,337	17,491
Depreciation and amortization	1,092	1,195	3,306	3,684
Asset impairment and restructuring charges	—	—	—	3,474
Pre-opening expenses	—	38	—	543
General and administrative	2,719	2,487	7,801	6,785

Total costs and expenses	23,385	24,723	68,040	74,399

Income from operations	2,582	1,247	5,978	519

Other income (expense):
Interest expense	(512)	(505)	(1,461)	(1,368)
Interest income	73	43	226	163
Other expense, net	(53)	(2)	(160)	(635)
Equity in loss of unconsolidated affiliate	—	—	—	(2,155)

Total other expense	(492)	(464)	(1,395)	(3,995)

Income (loss) before income taxes	2,090	783	4,583	(3,476)

Income tax (expense) benefit	(820)	(305)	(1,790)	1,355

Net income (loss)	$1,270	$478	$2,793	$(2,121)

Basic and diluted net income (loss) per common share	$0.11	$0.04	$0.23	$(0.18)

Weighted average common shares outstanding – basic	11,633,489	12,100,045	12,048,947	11,649,671

Weighted average common shares outstanding - diluted	11,956,494	12,676,035	12,383,744	11,649,671

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
($’s in thousands)
(Unaudited)

	Nine Months Ended
	September 26,	September 28,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,793	$(2,121)
Adjustments to reconcile net income (loss) to cash flows provided by operations:
Depreciation and amortization	3,306	3,680
Gain on disposal of property	68	309
Asset impairment charges	—	3,474
Deferred tax asset	1,773	(1,356)
Deferred rent	352	448
Equity in loss of unconsolidated affiliate	—	2,155
Other non-cash items affecting earnings	39	54
Changes in operating assets and liabilities:
Restricted cash	(107)	—
Accounts receivable, net	(237)	(720)
Inventories	20	(356)
Prepaid expenses and other current assets	(164)	37
Deposits	38	61
Accounts payable	536	(1,604)
Other current liabilities	(684)	(119)

Cash flows provided by operations	7,733	3,942

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,405)	(4,172)
Investment and repayments of advances in unconsolidated affiliate	—	(2,155)
Payments received on notes receivable	180	118

Cash flows used for investing activities	(1,225)	(6,209)

Cash flows from financing activities:
Payments for debt issuance costs	—	(9)
Payments on long-term debt	(265)	(287)
Payments on capital lease obligations	(349)	(500)
Proceeds from exercise of stock option and warrants	582	1,948
Repurchase of common stock	(7,463)	—

Cash flows (used for) provided by financing activities	(7,495)	1,152

Decrease in cash and cash equivalents	(987)	(1,115)

Cash and cash equivalents, beginning of period	9,964	9,473

Cash and cash equivalents, end of period	$8,977	$8,358

Supplemental cash flow information:
Interest paid during the period	$1,348	$1,336

Income taxes paid during the period	$4	$14

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     We (“Famous Dave’s, Inc.” or the “Company”) operate or franchise restaurants under the name “Famous Dave’s” throughout various regions of the United States. As of September 26th, 2004, there were 101 restaurants operating in 24 states, including 38 company-owned restaurants and 63 franchise-operated restaurants, and an additional 186 restaurants were in various stages of development.

     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s, Inc., and its subsidiaries as of September 26, 2004 and December 28, 2003 and for the three and nine month periods ended September 26, 2004 and September 28, 2003. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2003 Form 10-K as filed with the SEC. The balance sheet as of December 28, 2003 has been derived from our audited financial statements as of that date.

     Due to the seasonality of our business, revenue and operating results for the three and nine month periods ended September 26, 2004 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
($’s in thousands, except per-share data)	2004	2003	2004	2003
Net income (loss) per share - basic:
Net income (loss)	$1,270	$478	$2,793	$(2,121)
Weighted average shares - outstanding	11,633	12,100	12,049	11,650
Net income (loss) per share - basic	$0.11	$0.04	$0.23	$(0.18)

Net income (loss) per share -diluted:
Net income (loss)	$1,270	$478	$2,793	$(2,121)
Weighted average shares outstanding	11,633	12,100	12,049	11,650
Dilutive impact of common stock equivalents outstanding	323	576	335	—

Adjusted weighted average shares outstanding	11,956	12,676	12,384	11,650

Net income (loss) per share - diluted	$0.11	$0.04	$0.23	$(0.18)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Net Income (Loss) Per Common Share (continued)

     Options and warrants to purchase approximately 25,500 and 92,000 shares of common stock with a weighted average exercise price of $7.88 and $7.24 were outstanding at September 26, 2004, but were not included in the three and nine months ended September 26, 2004 computation of diluted net income per common share because the exercise price exceeded the average market price of the common shares during the respective periods.

     Options and warrants to purchase approximately 348,300 and 1,335,500 shares of common stock with a weighted average exercise price of $6.82 and $4.07 were outstanding at September 28, 2003, but were not included in the three and nine months ended September 28, 2003 computation of diluted net income (loss) per common share because they were anti-dilutive.

(3) Public Relations and Marketing Development Fund

     Beginning in fiscal 2004, we established a system-wide public relations and marketing fund. Company-owned restaurants, in addition to franchise-operated restaurants whose franchise agreements were signed after January 1, 2004, are required to contribute a percentage of sales, currently 1.0%, to the fund that will be used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in other current liabilities on our consolidated balance sheet as of September 26, 2004.

(4) Stock-Based Compensation

     We use the intrinsic value method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of our stock at the date of grant over the amount the employee must pay for the stock. Our policy is to grant stock options at fair value at the date of grant. No compensation expense has been recognized for options issued to employees during the three or nine months ended September 26, 2004 or September 28, 2003. The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value method to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
($’s in thousands, except per-share data)	2004	2003	2004	2003
Net income (loss) as reported	$1,270	$478	$2,793	$(2,121)
Less: Compensation expense determined under the fair value method, net of tax	(199)	(271)	(585)	(757)

Pro forma net income (loss)	$1,077	$207	$2,208	$(2,878)

Net income (loss) per common share:
Basic - as reported	$0.11	$0.04	$0.23	$(0.18)
Basic - pro forma	0.09	0.02	0.18	(0.29)
Diluted - as reported	0.11	0.04	0.23	(0.18)
Diluted - pro forma	0.09	0.02	0.18	(0.29)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Compensation Arrangements

     On February 18, 2004, our board of directors approved an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan); in which executives can elect to defer all or part of their bonus compensation or stock grant compensation for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date of the election of the deferral. Accordingly, we will recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and will reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases.

     We granted our President and CEO, David Goronkin, a bonus of $93,750 in 2004 for his performance during fiscal 2003. Mr. Goronkin elected to defer this bonus, which is subject to forfeiture based on certain fiscal 2004 performance criteria, for a one-year timeframe in accordance with the Deferred Stock Unit Plan discussed above. Accordingly, we recognized approximately $19,000 of compensation expense in our consolidated statement of operations for the first nine months of fiscal 2004 as related to this plan.

     On February 18, 2004, our board of directors also approved a Performance Share Program. Under this program, performance share grants will be awarded under our 1995 Stock Option and Compensation Plan, subject to certain contingencies. Grants of shares are contingent upon the recipient remaining an employee during all periods prior to the “vesting date”, in addition to the Company achieving the cumulative total of the earnings per share goals for the three ensuing fiscal years, as determined by the compensation committee of the board of directors. Awards will be made only if the cumulative total goal for all three fiscal years is achieved and no partial award shall be made if the goals are achieved in any one or more fiscal years but not for the cumulative three year period. No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient.

     In accordance with this program, we will recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statement of operations throughout the performance period.

     On February 18, 2004 our board of directors awarded 33,500 performance share grants to eligible employees for the fiscal 2004 - fiscal 2006 timeframe. Accordingly, we have recognized approximately $62,000 of compensation expense in our consolidated statement of operations for the nine months ended September 26, 2004 related to this program.

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

(7) Subsequent Event

     On October 29, 2004, the Company and one of its franchisees were named as defendants in a lawsuit filed in the Court of Common Pleas, Warren County, Ohio. The lawsuit relates to, among other things, various alleged defaults by the franchisee under its Middletown, Ohio lease, for which the landlord is seeking damages. The lawsuit also alleges the failure of the franchisee to pay for electrical work done on the leased premises, for which the electrical contractor has filed a mechanics lien and is seeking damages. The Company is currently in the process of evaluating these claims.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.

OVERVIEW

     Famous Dave’s of America, Inc. (“Famous Dave’s” or our “Company”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of September 26th, 2004, there were 101 restaurants operating in 24 states, including 38 company-owned restaurants and 63 franchise-operated restaurants, and an additional 186 restaurants were in various stages of development.

     Fiscal Year

     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Fiscal 2004, which ends on January 2, 2005, will consist of 53 weeks.

     Revenue

     Our revenue consists of restaurant sales, franchise related revenue and licensing and other revenue. Our franchise related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a non-refundable payment equal to $10,000 per unit upon the signing of the area development agreement. Since the fee to secure the territory is non-refundable, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed and the remaining $35,000 is recognized upon either the signing of a lease or upon receipt of a builder’s permit, and at which time we have substantially performed all of our services. Franchise royalties are equal to a percentage of weekly net sales, currently at 5%. Licensing revenue includes royalties from a retail line of business, including sauces and seasonings. Other revenue includes the sale of the restaurant décor package and opening assistance and training we provide to our franchise partners. The Company incurs expenses associated with other revenue from our franchise partners and is reflected in general and administrative expenses. Comparable sales represent net sales for restaurants open year-round for 18 months or more.

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

     General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, employee benefits, legal fees, consulting fees, travel, rent, depreciation, general insurance and marketing expenses are major items in this category. The Company also incurs expenses associated with the training of new employees at each new opening, for which the franchisee is required to reimburse. Since the Company performs a service that culminates in the earnings process, the revenue associated with the opening assistance and training is reflected in other revenue.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     A breakdown of our restaurant and total company operating results were as follows ($’s in thousands):

	Restaurant Operations (1)
	Three Months Ended				Nine Months Ended
	September 26,		September 28,		September 26,		September 28,
	2004		2003		2004		2003
Restaurant Sales, net	$23,293	100.0%	$24,348	100.0%	$66,805	100.0%	$70,759	100.0%

Restaurant Costs and Expenses:
Food and Beverage Costs	7,227	31.0	7,518	30.9	20,895	31.3	21,404	30.3
Labor and Benefits	6,751	29.0	7,251	29.8	19,509	29.2	21,014	29.7
Operating Expenses	5,469	23.5	6,228	25.6	16,172	24.2	17,472	24.7
Depreciation & Amortization	1,002	4.3	1,124	4.6	3,047	4.5	3,480	4.9

Total Costs and Expenses	20,449	87.8	22,121	90.9	59,623	89.2	63,370	89.6

Income from Restaurant Operations (2)	$2,844	12.2%	$2,227	9.1%	$7,182	10.8%	$7,389	10.4%

	Total Company
	Three Months Ended				Nine Months Ended
	September 26,		September 28,		September 26,		September 28,
	2004		2003		2004		2003
Total Revenue	$25,967	100.0%	$25,970	100.0%	$74,018	100.0%	$74,918	100.0%

Total Costs and Expenses:
Food and Beverage Costs	7,282	28.0	7,519	29.0	20,992	28.4	21,407	28.6
Labor and Benefits	6,789	26.1	7,251	27.9	19,604	26.5	21,015	28.1
Operating Expenses	5,503	21.2	6,233	24.0	16,337	22.1	17,491	23.3
Depreciation & Amortization	1,092	4.2	1,195	4.6	3,306	4.4	3,684	4.9
Pre-opening Expenses	—	—	38	0.1	—	—	543	0.7
General and Administrative	2,719	10.5	2,487	9.6	7,801	10.5	6,785	9.1

Total Costs and Expenses	23,385	90.0	24,723	95.2	68,040	91.9	70,925	94.7

Income from Total Company Operations (2)	$2,582	10.0%	$1,247	4.8%	$5,978	8.1%	$3,993	5.3%

(1)	Data regarding our restaurant operations as presented in the table above, excludes sales, costs and expenses associated with our Rib Team. The Rib Team is a brand-building marketing tool consisting of a team that travels around the country competing in rib competitions nation-wide and gives us relevancy in a category defined by independent operators.

(2)	Excludes impairment charges of approximately $3.5 million for the nine months ended September 26, 2004.

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

     Total Revenue

     Total revenue was approximately $26.0 million for the third quarter of fiscal 2004 and fiscal 2003. For the year-to-date period, total revenue of approximately $74.0 million for fiscal 2004 decreased approximately $900,000 or 1.2% from revenue of approximately $74.9 million for the comparable year-to-date period for fiscal 2003. Excluding three restaurants sold, and two restaurants closed in the prior year fourth quarter, revenues would have increased 7.0% and 6.6% for the third quarter and nine months, respectively.

     Restaurant Sales, net

     Restaurant sales for the third quarter of 2004 were approximately $23.5 million compared to approximately $24.4 million for the same period in 2003, reflecting a 3.7% decrease. Year-to-date restaurant sales for 2004 were approximately $67.1 million compared to approximately $70.8 million for the year-to-date period in fiscal 2003, reflecting a 5.2% decrease. The decrease for both periods was a result of the closing of two restaurants in Texas and the sale of three restaurants in Georgia to a franchise partner, both occurring during the fourth quarter of fiscal 2003. These five restaurants had sales of approximately $1.7 million and $5.5 million during the third quarter and first nine months of fiscal year 2003, respectively.

     Franchise Related Revenue

     Franchise related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise related revenue for the third quarter and first nine months of fiscal 2004 increased 46.5% and 65.7% over the same periods in 2003. The year-over-year increase primarily reflects higher royalty revenue, primarily the result of 13 franchise-operated restaurants that opened during fiscal 2003 and 10 that opened during the first nine months of fiscal 2004.

     Same Store Net Sales

     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the third quarter of fiscal 2004 increased approximately 5.3%, compared to fiscal 2003’s third quarter decrease of approximately 3.5%. Year-to-date, same store net sales for company-owned restaurants increased approximately 0.2%, compared to fiscal 2003’s decrease of approximately 2.6%. For the third quarter of 2004, there were 36 restaurants included in the company-owned base and for the third quarter of 2003, there were 32 restaurants included in the company-owned comparable sales base.

     Same store net sales for franchise-operated restaurants for the third quarter of 2004 decreased approximately 1.4%, compared to a decrease of approximately 4.3% for the third quarter of fiscal 2003. Fiscal 2004 to date franchise-operated restaurants decreased approximately 2.3%, compared to a decrease of approximately 6.8% for the comparable period in 2003. For the third quarter of 2004 and 2003 there were 30 and 23 restaurants, respectively, included in the franchise-operated comparable sales base.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Average Weekly Net Sales

     The weighted average weekly net sales for company-owned and franchise-operated restaurants during the third quarter of fiscal 2004 were $47,169 and $53,955 respectively, compared to weighted average weekly net sales of $43,577 and $52,062 for company-owned and franchise-operated restaurants for the third quarter in the prior year.

     On a year-to-date basis weighted average weekly net sales for company-owned and franchise-operated restaurants for fiscal 2004 were $45,068 and $52,400, respectively. In comparison, during the first nine months of fiscal 2003, weighted average weekly net sales for company-owned and franchise-operated restaurants were $43,597 and $49,014, respectively. The computation of weighted average weekly net sales, exclude the rib team and our seasonal restaurants.

     Costs and Expenses

     Unless disclosed, the following discussions of costs are based on the consolidated results of operations per our consolidated financial statements.

     Food and Beverage Costs

     Food and beverage costs for the third quarter of fiscal 2004 were approximately $7.3 million or 31.1% of net restaurant sales, compared to approximately $7.5 million or 30.9% of net restaurant sales for the third quarter of fiscal 2003. Year-to-date, food and beverage costs were approximately $21.0 million or 31.3% of net restaurant sales compared to approximately $21.4 million or 30.3% of net restaurant sales for the fiscal 2003 year-to-date period. The increase in food costs is primarily the result of higher commodity costs, partially offset by the menu price increase implemented at the beginning of the third quarter. We anticipate a 10% increase in pork, a 9% increase in chicken and a 7% increase in beef in 2005. Pork comprises approximately 30% of our total purchases, while chicken and beef are both approximately 10% of purchases. We expect higher commodities will continue to push food costs upward for the foreseeable future.

     We continually try to identify ways to improve our margin mix, such as through the permanent addition of salmon to our core protein offerings, our higher margin limited-time offerings, and our adult beverage program initiative.

     During the second quarter, we initiated an adult beverage program consisting of expanded drink offerings, a new wine list and an updated selection of tap and bottled beers. In addition to new barware and media support, we have also invested in training resources in support of the program. All of our company-owned and franchise-operated restaurants were converted to this program by the end of the third quarter. Currently, our adult-beverage sales as a percentage of our dine-in sales is approximately 11%. While we don’t intend to become a destination bar, we believe we can move this percentage to the low to mid-teens over time, and these sales carry on average 500 to 800 basis points more margin then many of our core product offerings.

     Labor and Benefits

     Labor and benefits for the quarter ended September 26, 2004 were approximately $6.8 million or 29.0% of net restaurant sales, compared to approximately $7.3 million or 29.8% of net restaurant sales for the quarter ended September 28, 2003. Year-to-date, fiscal 2004 labor and benefits were approximately $19.6 million or 29.2% of net restaurant sales, compared to approximately $21.0 million or 29.7% of net restaurant sales for the 2003 year-to-date period. The decrease in labor and benefits in dollars reflects a significant focus on improving controls at the restaurant level, partially off set by higher management bonus, a lower level of medical claims experience compared to the prior year on our self-insured medical policy, and the sale of three and closing of two, underperforming restaurants in the prior year, fourth quarter.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Operating Expenses

     Operating expenses for the third quarter of fiscal 2004, of approximately $5.5 million or 23.5% of net restaurant sales, compared to operating expenses of approximately $6.2 million or 25.6% of net restaurant sales for the third quarter of fiscal 2003. Year-to-date operating expenses for 2004, of approximately $16.3 million or 24.4% of net restaurant sales, compared to operating expenses of approximately $17.5 million or 24.7% of net restaurant sales for the year-to-date period. The decrease in the percentage year-over-year reflects the identification and recording of marketing invoices in the third quarter of 2003 that actually belonged in prior quarters, in addition to the result of leveraging fixed costs on a higher sales base.

     Depreciation and Amortization

     Depreciation and amortization for the third quarter of 2004 was approximately $1.1 million or 4.2% of total revenue, compared to approximately $1.2 million or 4.6% of total revenue for the third quarter of 2003. In comparison, during the first nine months of fiscal 2004, depreciation and amortization was approximately $3.3 million or 4.5% of total revenue, compared to approximately $3.7 million or 4.9% of total revenue for the 2003 period. The year to date decrease in depreciation and amortization primarily reflects the decrease in the number of company-owned restaurants in 2004 compared to 2003. The Company anticipates increased depreciation due to additional capital expenditures in the fourth quarter of 2004.

     Pre-opening Expenses

     No new company-owned restaurants opened during the nine months ending September 26, 2004. Pre-opening expenses for the third quarter of 2003 were approximately $38,000 or 0.1% of total revenue and approximately $543,000 for the nine month period in 2003.

     General and Administrative Expenses

     General and administrative expenses for the third quarter of 2004 were approximately $2.7 million or 10.5% of total revenue, compared to approximately $2.5 million or 9.6% of total revenue for the third quarter of 2003. General and administrative expenses for the first nine months of 2004 were approximately $7.8 million or 10.5% of total revenue, compared to approximately $6.8 million or 9.1% of total revenue for the same period in 2003. The increase in general and administrative expenses reflects an increase in professional fees in order to comply with requirements relating to Sarbanes-Oxley and the increase in infrastructure, primarily at the corporate office to support our growth. The increase also reflects the capitalization of certain general and administrative costs in the prior year associated with the construction of several restaurants.

     Interest Expense

     Interest expense for the third quarter of 2004 was approximately $512,000 or 2.0% of total revenue, compared to approximately $505,000 or 1.9% of total revenue for the third quarter of 2003. Interest expense was approximately $1.5 million or 2.0% of total revenue for the first nine months of 2004, compared to approximately $1.4 million or 1.8% of total revenue for the comparable first nine months of 2003. The increase in interest expense for the year-to-date period in dollars and as a percentage of total revenue was primarily the result of the capitalization of construction interest for company-owned restaurants under construction in 2003.

Interest Income

     Interest income for the third quarter of 2004 was approximately $73,000 an increase of $30,000 for the comparable quarter in 2003. Interest income for 2004 was approximately $226,000 on a year to date basis, as compared to $163,000 in 2003. Interest income is higher during 2004 primarily due to higher levels of cash and cash equivalent balances, as well as higher interest rates.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Other Expense, net

     During the third quarter of 2004, we recorded other expense, net, of approximately $53,000. This compares to other expense, net, of approximately $2,000 in the third quarter of 2003. Other expense, net for the 2004 year-to-date period of approximately $160,000 compares to other expense, net of approximately $635,000 for the same period in 2003, which included costs associated with the development of restaurants that we elected not to open.

     Income Tax (Expense) Benefit

     For the third quarter of 2004, we recorded income tax expense of approximately $820,000, or approximately 39.2% of income before taxes, compared to an income tax expense of approximately $305,000 or 39.0% recorded during the third quarter of 2003. In comparison, during the first nine months of fiscal 2004, income tax expense was approximately $1.8 million, 39.1% of income before taxes, compared to a tax benefit of approximately $1.4 million or 39.0% for the 2003 period.

     Net Income (Loss)/Diluted Net Income (Loss) Per Common Share

     Net income for the third quarter of 2004 was approximately $1.3 million or $0.11 per diluted share, compared to net income of approximately $478,000, or $0.04 per diluted share for the third quarter of 2003. Net income for the nine months ended September 26, 2004 was approximately $2.8 million or $0.23 per diluted share as compared to a net loss of approximately $2.1 million or $0.18 per diluted share for the nine months ended September 26, 2004. The results for the first nine months of fiscal 2003 included pre-tax charges of approximately $5.6 million, or $0.29 per diluted share, related to losses in the Isaac Hayes Blues clubs, costs associated with the divestiture of those clubs and impairment charges on underperforming restaurants.

ANALYSIS OF FINANCIAL CONDITION

     Financial Condition, Liquidity and Capital Resources

     As of September 26, 2004 our balance of cash and cash equivalents was approximately $9.0 million, a decrease of approximately $987,000 from the December 28, 2003 year-end balance, net of the reclassification of approximately $107,000 to a restricted cash balance. The decrease in cash and cash equivalents reflects $7.5 million utilized for our stock repurchase program, during the second and third quarter of fiscal 2004.

     Our working capital was approximately $7.1 million as of September 26, 2004 compared to approximately $9.0 million at December 28, 2003. Our quick ratio, which measures our immediate short-term liquidity, was 1.58 for periods ending September 26, 2004 and 1.59 for the period ended December 28, 2003. The quick ratio is computed by adding cash and cash equivalents with accounts receivable, net and dividing by total current liabilities. The change in our working capital was primarily due to cash used for our stock repurchase program and utilization of our current deferred tax asset through the generation of earnings.

     Net cash provided by operations for the first nine months of 2004 was approximately $7.7 million, compared to approximately $3.9 million for the first nine months of 2003. Cash generated in 2004 reflects income from operations, net of depreciation and amortization and an increase in accounts payable, offset by a decrease in the deferred tax assets, other current liabilities, prepaids and other current assets. For the first nine months of 2003, sources of cash generation were primarily from the loss from operations, net of depreciation and amortization and asset impairment charges.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Financial Condition, Liquidity and Capital Resources (continued)

     Net cash used for investing activities for the first nine months of 2004 was approximately $1.2 million reflecting capital expenditures of $1.4 million offset by payments on notes receivable. In comparison, during the first nine months of 2003, we used cash of approximately $6.2 million, reflectively approximately $2.1 million used to fund the losses and exit from our partnership in FUMUME, LLC and approximately $4.2 million spent on capital expenditures, primarily due to openings of new restaurants, partially offset by payments on notes receivable. The Company anticipates capital expenditures to be approximately $2.5 million for the fiscal year 2004, including the purchase of catering vehicles of approximately $500,000.

     Net cash used for financing activities was approximately $7.5 million during the first nine months of 2004, compared to cash provided by financing of approximately 1.2 million for the comparable period of 2003. During fiscal 2004, payments on our common stock repurchase program and to a lesser degree on debt and capital lease obligations were the primary use of cash partially offset by proceeds from the exercise of stock options and warrants. Cash provided during the first nine months of fiscal 2003 was primarily due to proceeds from the exercise of stock options and warrants offset by payments on long-term debt and capital lease obligations.

     The following table provides aggregate information about our remaining contractual payment obligations and the periods in which payments are due:

     Payments Due by Period
     (in thousands)

Contractual
Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-Term Debt	$12,442	$93	$392	$427	$466	$507	$10,557
Financing Leases	4,500	—	—	—	—	—	4,500
Capital Leases	144	39	97	8	—	—	—
Operating Leases	42,926	633	2,587	2,674	2,666	2,639	31,727

Total	$60,012	$765	$3,076	$3,109	$3,132	$3,146	$46,784

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Additional Information on Famous Dave’s

     We are currently subject to the informational requirements of the Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Famous Dave’s, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents and long-term debt. We include as cash and cash equivalents certificates of deposits and all other investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. Our total outstanding long-term debt as of September 26, 2004 was $12.4 million. Of the outstanding long-term debt, approximately $1.2 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. We do not see the variable interest rate long-term debt as a significant interest rate risk. Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On October 29, 2004, the Company and one of its franchisees were named as defendants in a lawsuit filed in the Court of Common Pleas, Warren County, Ohio. The lawsuit relates to, among other things, various alleged defaults by the franchisee under its Middletown, Ohio lease, for which the landlord is seeking damages. The lawsuit also alleges the failure of the franchisee to pay for electrical work done on the leased premises, for which the electrical contractor has filed a mechanics lien and is seeking damages. The Company is currently in the process of evaluating these claims. From time to time, our Company is involved in a variety of other legal matters that arise in the normal course of business. None of these legal matters are expected to have a material adverse effect on our results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Except as otherwise noted below, all share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors. The following table includes information about our share repurchases for the quarter ended September 26, 2004.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that May Yet be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs (2)	Plans or Programs (1)
Month #1 (June 28, 2004 – July 25, 2004)	71,328	$7.42	633,628	366,372
Month #2 (July 26, 2004 – August 22, 2004)	92,763	$7.05	726,391	273,609
Month #3 (August 23 – September 26, 2004)	273,609	$6.93	1,000,000	0 (2)

(1)	On May 12, 2004, we announced that our Board of Directors approved a program to repurchase up to 1,000,000 shares of our common stock. In September 2004, we completed the repurchase of these 1,000,000 shares. On November 2, 2004, our Board of Directors approved a further repurchase program under which we may repurchase up to an additional 1,000,000 shares of our common stock.

(2)	Excludes 1,000,000 shares eligible for repurchase under the repurchase program approved by our Board of Directors on November 2, 2004 (after the quarter ended September 26, 2004).

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

     (b) Reports on Form 8-K

     Filed during the quarter for which this report is filed:

Form 8-K, filed July 30, 2004 announcing our second quarter 2004 results.

Form 8-K, filed September 24, 2004 announcing the completion on our stock repurchase program.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: November 9, 2004	By	/s/ David Goronkin

David Goronkin
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 9, 2004		/s/ Diana Garvis Purcel

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