Form 10-K
period 2005-01-02
FAMOUS DAVES OF AMERICA INC
filed 2005-03-18
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2005

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

Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12-b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 25, 2004 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National Market SM on June 25, 2004, was $78,768,109. As of March 3, 2005, 11,340,354 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 12, 2005 (the “2005 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2005 Proxy Statement will be filed within 120 days after the end of the fiscal year ended January 2, 2005.

PART I

ITEM 1. BUSINESS

General Development of Business

     Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of January 2, 2005, there were 104 Famous Dave’s restaurants operating in 24 states, including 38 company-owned restaurants and 66 franchise-operated restaurants, and there were an additional 159 franchise restaurants in various stages of development.

     Until February 26, 2003, Famous Dave’s was a 40% participant in a joint venture to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. Pursuant to an agreement governing the joint venture, the participants formed a Delaware limited liability company named FUMUME, LLC. FUMUME, LLC opened its first location in Chicago, Illinois in June 2001 and opened its second location in Memphis, Tennessee in October 2001. On February 26, 2003, we disposed of our 40% interest in FUMUME, LLC, and as a result, no longer participate in any revenues or expenses of the joint venture, nor do we have any further obligations with regard to the joint venture.

Financial Information about Segments

     Since our inception, our revenues, operating income (losses) and assets have been attributable to the single industry segment of casual dining. Our revenues and operating income (losses) for each of the last three fiscal years, and our assets for each of the last two fiscal years, are set forth elsewhere in this Form 10-K under Item 8, Financial Statements and Supplementary Data.

Narrative Description of Business

     Famous Dave’s restaurants, a majority of which offer full table service, feature hickory smoked off-the-grill meat entrée favorites, served in one of our three casual decor styles: a “Northwoods” style lodge, a nostalgic roadhouse “Shack,” or a “Blues Club” featuring nightly musical entertainment. We seek to differentiate ourselves by providing high-quality food in these distinctive and comfortable environments. As of January 2, 2005, 31 of our company-owned restaurants were full-service and 7 were counter- service. In 2005, we plan to open our first company-owned “smokehouse” prototype restaurant, which is our ‘restaurant of the future’ concept. We pride ourselves on the following:

     High Quality Food - Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill favorites such as flame-grilled St. Louis-style ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Enticing side items such as honey-buttered corn bread, potato salad, coleslaw, Shack Fries™ and Wilbur Beans™ accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding and Hot Fudge Kahlua™ Brownies, are a specialty. To complement our smoked meat entrée and appetizer items and to suit different customer tastes, our barbeque sauces come in five variations: Rich & Sassy™, Texas Pit™, Georgia Mustard™, Devil’s Spit™ and Sweet and Zesty™. These sauces, in addition to a variety of seasonings, are also distributed in retail grocery stores throughout the country under licensing agreements. We believe that our high quality food is a principal point of differentiation between us and other casual dining competitors and is a significant contributing factor to our level of repeat business.

     Distinctive Environment - Décor and Music - Our original décor theme, a nostalgic roadhouse shack (“Shack”), is defined by the abundant use of rustic antiques and items of Americana. The Shack promotes a very casual experience with emphasis on value and speed of delivery. In late 1997, we introduced the “Lodge” format which features décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and bar. In addition, we have developed a larger “Blues Club” format that features authentic Chicago Blues Club décor and live music seven nights a week. Of our 38 restaurants as of January 2, 2005, 30 were full-service restaurants with 25 having the “Lodge” format and 5 having the “Shack” format, 7 offering counter service were “Shack” format and one restaurant, located in the Minneapolis market, was a “Blues Club” format. During 2005, we will be evaluating converting some of our counter-service restaurants to full-service restaurants where there is determined to be sufficient return on our investment.

     During 2004, we finished the design on our “smokehouse” prototype, which includes a designated bar, a signature exterior smokestack, a separate entrance for our category-leading “TO-GO” business and a patio. This concept has approximately 6,300 square feet, or 7,200 square feet with the overhang, and has 220 seats with 50 more seats on the patio. This design will enable us to capitalize on a consistent and readily identifiable look and feel for our future locations. During the third quarter of 2004, we opened a franchise-operated restaurant in Chandler, Arizona which contained approximately 70% of the prototype elements, and in February 2005, opened a franchise-operated restaurant in Manhattan, Kansas as a full prototype. We plan on utilizing the “smokehouse” concept for our future restaurants and will be opening our first company-owned “smokehouse” restaurant in late 2005.

     Broad-Based Appeal - We believe that our concept has broad appeal because it attracts customers of all ages, the menu offers a variety of items, and our distinctive sauces allow our guests to customize their experience, appealing to many tastes. We believe that our distinctive concept, combined with our high-quality food, make Famous Dave’s appealing to children, teenagers and adults of all ages and socio-economic backgrounds.

Operating Strategy

     Our journey to achieving sustainable profitable growth requires us to deliver high quality experiences, in terms of both food and hospitality, to every guest, every day, and to enhance brand awareness, in our markets. Key elements of our strategy include the following:

     Operational Excellence - In 2004, we focused on improving our overall operational integrity and creating a consistently great guest experience, both in terms of food and hospitality across our system. During fiscal 2005, we intend to continue our focus on operational excellence and operational integrity. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. It also means an unyielding commitment to our guest to provide a “famous” experience with every visit through the execution of precision service. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.

     During 2004, we completed our first major menu design change in ten years. The menu focuses on a number of popular smoked, barbeque, meat, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared proprietary seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs and eliminates the need for highly compensated chefs. In order to enhance our appeal, expand our audience, and promote our cravable products without the hook of discounting, during 2004 we introduced limited time offerings of full margin promotional products.

     During 2004, these limited time menu offerings consisted of sweet and sassy grilled salmon, barbeque salads, distinctive sandwich offerings and a smoked pot roast entrée. We believe that constant and exciting new product introductions, offered for a limited period of time, encourage trial visits and build repeat traffic. In order to increase customer frequency, we have assembled a research and development pipeline designed to generate four to six product introductions annually. During the first quarter of 2005, in support of the Lenten period, we introduced a limited time offering seafood promotion consisting of a shrimp Po’Boy sandwich, a blackened catfish Po’Boy sandwich and a blackened catfish dinner entrée. As the menu broadens and food preparation techniques become more focused on meals prepared to order, increased training may be necessary in order to prepare our staff for increased levels of guest service.

     Human Resources and Training - We believe that a key component of the success of our concept rests with the ability to hire, train and motivate qualified restaurant employees and managers. We validate our performance through an industry subscription service, the People Report, which helps us track our “People P&L”. This report is completed every quarter and benchmarks Famous Dave’s with industry leaders in areas such as employee satisfaction and retention. In training and development, we successfully held two area director training classes, which focused on the position’s core competencies and the challenges that our multi-unit managers face both in the corporate and the franchise communities. Our FD101 manager training class was held four times throughout the year and focused on compliance issues such as food safety and alcohol awareness, along with basic management duties including food execution, human resources and restaurant supervision. We are currently offering these classes to all existing corporate managers, and are opening our classes to our franchise partners.

     We are a performance-based organization, and are committed to recognizing and rewarding performance. In addition to our training initiatives, our managers are incentivized with a bonus plan that rewards for profitable growth. Our President’s Club rewards general managers for accomplishments in many areas directly related to great restaurant operations, such as sales growth, operating results, safety programs, turnover reduction, and increased guest satisfaction scores. During 2004, over a third of our general managers and two area directors were successful in attaining the top designation of President’s Club status. All of these initiatives, along with a strong operational focus, resulted in a decrease in management turnover from 38% in 2003 to 26% in 2004. The Support Center bonus plan has been developed to reward all of our employees that are not directly serving our guests. It combines Company performance with individual goal achievement. We believe that by providing training, competitive compensation and opportunities for employee involvement and advancement, we encourage a sense of personal commitment from all of our employees. Looking forward to 2005, our focus will be on selection, succession, safety, organization training and development, streamlining processes, restaurant opening procedures, and retaining top talent.

Restaurant Operations

     Our Company’s ability to manage multiple, geographically diverse units is central to our overall success. At the unit level, we place specific emphasis on the positions of area director and general manager, and seek employees with significant restaurant and management expertise. We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and maintenance of facilities. We seek to attract high quality, experienced restaurant management and personnel with competitive compensation, bonus programs and a defined career path.

     All general managers must complete a seven-week training program, during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New staff members participate in training under the close supervision of our management. Each general manager reports up through an area director, who manages from four to nine restaurants, depending on the region. Our area directors have all been successful general managers, either for Famous Dave’s or for other casual dining concepts. Our area directors are responsible for ensuring that operational standards are consistently applied in our restaurants and for the communication of company focus and priorities. In addition to the training that the general managers are required to complete, as noted above, our area directors receive additional management training through area director workshops that focus specifically on managing multiple locations, planning and time management.

     Our compliance specialists visited every restaurant in the system four times in 2004 and are closely aligned with the training department. They complete a comprehensive audit form called our Restaurant Operating Review (“ROR”). We use compliance specialists to ensure operational integrity in all areas of the restaurant, such as sanitation, cleanliness, food, beverage, smallwares, training, administration, security, service, repair and maintenance, and are trained to audit each restaurant using our standard operating procedures. Most of the visits are unannounced, but we also send our compliance specialists into markets and restaurants that need help in elevating their ROR scores. We follow up on all RORs to ensure lasting compliance to our “famous” standards.

     We strive to instill enthusiasm and dedication in our employees and regularly solicit employee suggestions concerning our operations and endeavors in order to be responsive to employees’ concerns. In addition, we have numerous programs designed to recognize and reward employees for superior performance. Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each restaurant has approximately 40 to 60 employees.

     Take-out and Catering - Focus on Convenience - In addition to our lively and entertaining sit-down experience, we provide our guests with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave’s entrees and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal, and the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive. During fiscal 2004, approximately 30% of our restaurant sales were derived from catering and take-out, and we continue to seek ways to leverage these segments of our business. Our restaurants have been designed specifically to accommodate a significant level of take-out sales, including a separate take-out counter.

     The off-premise portion of our business continues to grow as more consumers and local business people become aware of the portability of our product. The demand for Famous Dave’s catering, which accounted for approximately 7% of our sales for fiscal 2004, continues to increase, as consumers learn just how distinctive, flavorful and easy an event can be when they let Famous Dave’s bring the food. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants. During the fourth quarter of 2004, we purchased 15 additional catering vehicles to ensure that each restaurant had a dedicated vehicle to fully support our catering initiative going forward.

     “TO-GO,” which accounted for approximately 23% of our restaurant sales for fiscal 2004, also continues to grow as an integral part of our overall business plan, and our new “smokehouse” format restaurants have a separate entrance for “TO-GO” customers’ convenience. This program enables Famous Dave’s to capture a greater portion of the growing convenience and flexibility of the “take-out” market. The Company’s efforts are featured in all company-owned and franchise-operated units and feature signage and merchandising tools both inside and outside the restaurants. From the time a guest drives into the parking lot to the time they leave the restaurant, they will be reminded of Famous Dave’s excellence in delivering the best barbeque “TO-GO”.

     Customer Satisfaction - We believe that we achieve a significant level of repeat business by providing high-quality food and efficient friendly service, in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the training and supervision of personnel and the establishment of, and adherence to, high standards of personnel performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms. We diligently monitor the guest experience through the use of mystery shopper programs and an interactive voice response (IVR) system to ensure that our training and incentive investments are producing desired results. During 2004, we saw a steady improvement in guest satisfaction scores through these monitoring programs.

     Value Proposition and Guest frequency - We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5 to $19 resulting in an average check of approximately $13.07 during fiscal 2004. Lunch checks averaged $11.00 during 2004 and dinner checks averaged $14.49 during 2004. We believe that constant and exciting new product introductions, offered for a limited period of time, will help drive new, as well as our infrequent and lapsed guests into our restaurants for additional meal occasions. In order to increase customer frequency during 2004, we increased our research and development efforts and have established a research and development pipeline designed to generate many product introductions annually.

Marketing and Promotion

     Famous Dave’s is on its way to becoming the category-defining brand in barbecue. Specializing in a unique and distinctive brand of grilled, smoked, and southern style food, our menu specialty helps to set the brand apart from the rest of the crowded field in casual dining. During fiscal 2005, we will continue to leverage the brand building position established earlier in the year. We expect to spend approximately 3.2% of restaurant sales on marketing and advertising, with 1% of restaurant sales dedicated to the development of advertising and promotional materials and programs designed to create brand awareness in the markets within which we operate. Early in 2004, we hired BBDO – Minneapolis as our first advertising agency of record to help carry the concept forward and create a distinctive positioning and consistent creative voice for the brand. In coordination with our marketing department, BBDO is responsible for the advertising, promotion, creative development, branding and media buying for Famous Dave’s. In addition to the traditional marketing and publicity methods embraced in the past, Famous Dave’s will begin to use more aggressive outreach marketing efforts as appropriate in 2005. This will include television and radio advertising in those markets where there is sufficient penetration of the brand to allow for media efficiencies.

     We are also creating awareness for the Famous Dave’s brand through partnerships that extend our barbeque sauces, seasonings and rubs in retail outlets across the United States. This retail distribution allows consumers to enrich their at-home barbecue experiences with Famous Dave’s bold and zesty flavors.

     Early in 2004, we established a system-wide public relations and marketing fund. All company-owned and franchise-operated restaurants with agreements signed after January 1, 2004, are required to contribute 1% of sales to this fund. We also use payments received from certain vendors in the form of rebates as additional funding.

     Advertising isn’t the only vehicle we use to build awareness of the Famous Dave’s brand. Once again in 2005, our “Rib Team” will be competing in scores of events and festivals nationwide. This team travels the country, participating in contests and festivals to introduce people to our brand of barbeque and build brand awareness in a segment largely defined by independents.

Growth Strategy

     We believe that the barbecue segment of the casual dining niche of the restaurant industry offers strong growth opportunities, and we see no impediments to our growth on a geographical basis. Our geographical concentration currently consists of 63% Midwest, 23% South, 9% West and 5% Northeast. During fiscal 2005, we plan to open up to 2 Company-owned restaurants and 25 to 30 franchise-operated restaurants. The key elements of our long-term growth strategy include the following:

     Company-Owned Restaurant Expansion - We intend to build in our existing markets in high profile, heavy traffic retail locations in order to continue to build brand awareness. Our plan is focused on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness and creating opportunities for operating, distribution and marketing efficiencies. As previously mentioned, we have created a prototype design, called our “smokehouse” concept. We will be using this design with all future restaurants to streamline the development and expansion process. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our recently acquired $10 million, 5-year revolving line of credit.

     Franchise-Operated Restaurant Expansion - As of January 2, 2005, we had 159 signed franchise area development commitments. We continue to expand our franchisee network throughout the United States. Generally, we attempt to find franchise candidates with prior franchise restaurant experience in the markets they will be granted. The area development agreements generally range from a minimum of 5 to a maximum of 15 restaurants and are scheduled to be developed within 5 to 7 years.

Purchasing

     We strive to obtain consistent quality items at competitive prices from reliable sources. In order to maximize operating efficiencies and to provide the freshest ingredients for our food products, each restaurant’s management team determines the daily quantities of food items needed and orders such quantities to be delivered to their restaurant. The products, produced by major manufacturers designated by us, are shipped directly to the restaurants through foodservice distributors.

     Contract pricing accounts for approximately 85% of all of our total purchases. Contracts for various items are negotiated throughout the year and typically fix prices for twelve months. Of our total purchases, pork is approximately 30%, poultry is approximately 11%, and beef, including hamburger and brisket, is approximately 8.5%. Given the unstable commodity markets in 2004, in addition to 2005 futures, our recent contract negotiations resulted in less favorable pricing than the previous year. Our pork contract renewal resulted in an 11% price increase over the prior year. In addition, the renewal of our poultry and brisket contracts, resulted in an 8% price increase for poultry and a 7% increase for brisket. Our brisket contract expires July 31, 2005, and we will watch the market closely for the 2005 contract pricing. We anticipate that food costs, as a percent of net restaurant sales, will remain relatively flat for fiscal 2005 over the prior year, as increases in contract pricing are expected to be offset by margin opportunities.

     We believe we have opportunities to partially offset the increases in commodity pricing through menu engineering such as through the use of our limited time offerings, which carry more margin than many of our core product offerings. Additionally, we believe we have the opportunity to leverage adult beverage sales, which are currently approximately 11% of dine-in sales, and we will continue to evaluate taking price increases at least annually.

     Our food manufacturers produce our products and our distributors warehouse and ship our products. Our primary broad line distributor accounts for approximately 85% of our total purchases. We believe that our relationships with our food manufacturers and distributors are excellent, and anticipate no interruption in the supply of product delivered by any of these companies. In case of a potential supply disruption, however, we believe we have identified alternative methods to ensure that there is no disruption of product flow. We could obtain competitive products and prices on short notice from a number of alternative suppliers. In an effort to protect us from product disruption, we have identified a secondary supplier for ribs and are pursuing secondary suppliers for other proprietary product offerings as needed.

Management Information Systems

     We believe that a strong information systems infrastructure is essential to our current operations and is critical towards enhancing our competitive position in our industry. We have invested significantly in building this infrastructure. We have developed restaurant-level management information systems that include a computerized point-of-sale (“POS”) system which facilitates the movement of customer orders between the customer areas and kitchen operations, processes credit card transactions, and provides management with revenue and other key operating and financial information. We also use a time management system which tracks the time worked by each employee, allowing management to more effectively manage labor costs through better scheduling of employee work hours. We utilize enterprise management software, which has provided us with centralized control over restaurant database items such as menu changes, tax structure and price changes. We developed reporting that allows us to track the average guest check daily, by restaurant, by server, and by day part. This reporting is utilized by the general managers to determine restaurant-level staffing needs in addition to supporting sales initiatives, intended to increase the average guest check.

     Our unit-level POS, time management and inventory management systems provide data for posting to our general ledger and to other accounting subsystems. Such reporting includes: (i) daily reports of revenue, (ii) daily labor reports, (iii) weekly reports of selected controllable unit expenses and (iv) detailed monthly reports of revenues and expenses. We continue to develop and implement new enhancements to our systems. During fiscal 2004, we focused on a number of new developments including gift card acceptance through the POS system, food cost and labor cost management and unit level labor efficiency. In 2005, we will focus on continuing to improve our network infrastructure, upgrading our restaurant POS systems, implementing a new budget and forecasting tool and implementing a back-of-the house restaurant solution.

Trademarks

     Our Company has received various trademarks and intends to vigorously defend these marks. There can be no assurance, however, that we will be granted trademark registration for any new applications or for any or all of the proposed uses in our applications. In the event we are granted registration for additional marks, there can be no assurance that we can protect such marks and designs against prior users in areas where we conduct operations. There is also no assurance that we will be able to prevent competitors from using the same or similar marks, concepts or appearance.

Franchise Program

     We have offered franchises of our concept since June 1995 and currently file our franchise circular in all 50 states. Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants with our standards of quality and promote and develop Famous Dave’s brand awareness.

     Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her restaurants independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that franchisees will be able to successfully operate Famous Dave’s restaurants in a manner consistent with our standards for operational excellence and food quality.

     At January 2, 2005, we had 30 franchise partners operating 66 Famous Dave’s franchise units. Signed area development agreements, representing commitments to build an additional 159 franchise restaurants, were in place as of January 2, 2005. There can be no assurance, however, that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. We continue to pursue an aggressive franchise program for our restaurants and anticipate that 25 to 30 additional franchise restaurants will open during fiscal 2005.

     As of January 2, 2005, we had franchise-operated restaurants in the following locations:

Number of Franchise-Operated
State	Restaurants
Alabama	1
Arizona	2
Georgia	4
Illinois	5
Indiana	1
Iowa	2
Kansas	2
Kentucky	3
Michigan	5
Minnesota	8
Montana	1
Nebraska	4
Nevada	1
New Jersey	5
North Dakota	2
Ohio	3
South Dakota	1
Tennessee	4
Utah	4
Wisconsin	8

Total	66

     During 2005, we plan to open restaurants in approximately eight additional states including, but not limited to, California, Colorado, Massachusetts, New Hampshire, New York, Pennsylvania, Texas, and Washington.

     We assist franchisees in the site selection and the opening of a Famous Dave’s restaurant. During the pre-opening phase our support includes site evaluation, store build-out assistance, opening advertising and marketing materials and operations training provided by our franchise consultants.

     We make periodic inspections of our franchise stores to ensure that the franchisee is complying with the same quality of service, operational excellence and food specifications that is found at our company-owned restaurants. We generally provide company support as it relates to all aspects of the franchise operations including, store openings, operating performance, and human resource strategic planning.

     Our franchise revenues are comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a non-refundable payment equal to $10,000 per unit upon the signing of the area development agreement. Since the fee is non-refundable to secure the territory, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred, as related to the sale of the franchise. When the franchise agreement is signed, since our primary obligation relates to site selection, the remaining $35,000 is carried in deferred franchise fees and is recognized as revenue when the lease has been signed or the purchase closing document has been executed, and at which time we have substantially performed all of our services. Franchisees are also required to pay us a continuing royalty equal to a percentage of their weekly net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a continuing royalty of 5% of their net sales.

     The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, smallwares, and working capital. Beginning in 2004, all new franchisees were required to contribute 1% of sales for new restaurants to a national public relations and marketing fund dedicated to building system-wide brand awareness.

Seasonality

     Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt customer and employee transportation to our restaurants.

Government Regulation

     Our Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Any difficulty or failure to obtain required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew a license could interrupt operations at an existing restaurant, any of which would adversely affect our operations. Restaurant operating costs are also affected by other government actions that are beyond our control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs, property and casualty insurance, and unemployment and other taxes. We are also subject to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

     The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We could be required to incur costs to modify our restaurants in order to provide service to, or make reasonable accommodations for, disabled persons. Our restaurants are currently designed to be accessible to the disabled, and we believe we are in substantial compliance with all current applicable regulations relating to this Act.

Employees

     As of January 2, 2005, we employed approximately 2,100 employees, of which approximately 225 were full-time. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be satisfactory.

ITEM 1A.	CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

     Famous Dave’s makes written and oral statements from time to time, including statements contained in this Annual Report on Form 10-K regarding its business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Statements containing the words or phrases “will likely result”, “anticipates”, “are expected to”, “will continue”, “is anticipated”, “estimates”, “projects”, “believes”, “expects”, “intends”, “target”, “goal”, “plans”, “objective”, “should” or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other Company representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

     Our Future Revenue and Profits Are Dependent on Our Ability to Successfully Execute Our Plan

     Our Company’s future revenue and profits will depend upon various factors, including continued and additional market acceptance of the Famous Dave’s concept, the quality of our restaurant operations, our ability to grow our brand, our ability to successfully expand into new and existing markets, our ability to successfully execute our franchise program, our ability to raise additional financing as needed and general economic conditions. It is our plan to resume opening company-owned restaurants in 2005. There is no guarantee that any of our company-owned or franchise-operated restaurants will open when planned, or at all, due to the risks associated with the development of new units, such as governmental approvals, the availability of sites, and the availability of capital, many of which are beyond our control. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.

     In the Recent Past We Have Experienced Losses and May Not be Profitable

     We incurred a net loss of approximately $2.9 million for fiscal 2003, or $0.25 per diluted share, and a net loss of $928,000, or $0.08 per diluted share for fiscal 2002. Our 2003 net loss reflects pre-tax charges of approximately $4.2 million, or $0.22 per diluted share, related to impairment and restructuring charges on five restaurant locations, two of which were subsequently sold and two of which were subsequently closed. In addition, fiscal 2003 results include pre-tax charges of approximately $2.2 million, or $0.11 per diluted share, which reflects losses and divestiture costs related to the Isaac Hayes Blues Clubs. The net loss for fiscal 2002 included losses of approximately $6.0 million, or $0.23 per diluted share, related to the Isaac Hayes clubs. Famous Dave’s has no further obligations relating to the Isaac Hayes clubs.

     Although we reported net income of approximately $3.5 million for fiscal 2004, or $0.29 per diluted share, we cannot assure you that we will generate sufficient revenue or margins, or control operating expenses, to achieve or sustain profitability in future years. In addition, we cannot assure you that we will not take future impairment or restructuring charges on our restaurants.

     Competition May Reduce Our Revenue and Operating Income

     Competition in the restaurant industry is intense. Increased competition by existing or future competitors may reduce our sales. Our restaurants compete with moderately priced casual dining restaurants primarily on the basis of quality of food and service, atmosphere, location and value. In addition to existing themed and barbecue restaurants, we expect to face competition from steakhouses and other restaurants featuring protein-rich foods. We also compete with other restaurants and retail establishments for quality sites. Competition in the restaurant industry is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors.

     Many of our competitors have substantially greater financial, marketing and other resources than we do. Regional and national restaurant companies continue to expand their operations into our current and anticipated market areas. We believe our ability to compete effectively depends on our ongoing ability to promote our brand and offer high quality, food and hospitality in a distinctive and comfortable environment.

     Our Failure to Execute Our Franchise Program May Negatively Impact Our Revenue

     Our growth and success depends in part upon our ability to attract, contract with and retain quality franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants to our standards and promote the Famous Dave’s brand. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her restaurant independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that our franchisees will be able to successfully operate Famous Dave’s restaurants in a manner consistent with our concepts and standards, which could reduce their gross sales and correspondingly, our franchise royalties, and could adversely affect our operating income and our ability to leverage the Famous Dave’s brand.

ITEM 2. PROPERTIES

     The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed unit. Since fiscal 2000, most of our restaurants have been converted from existing restaurant properties. Average approximate size and costs of a converted leased property and a converted purchased property have been approximately 5,900 and 5,100 square feet and $1.1 million and $2.1 million, respectively. We opened no company-owned restaurants in 2004. Two of the restaurants opened in 2003 were ground-up construction and one restaurant was a conversion of a previous restaurant concept. Such development costs included land, building construction, fixtures, furniture and equipment, and pre-opening costs. We have developed a prototype, which is the first-ever standard format for us. The prototype is approximately 6,300 square feet in size and will represent a consistent brand image across all markets while still allowing for new construction and the renovations of pre-existing restaurants.

     Famous Dave’s leased restaurant facilities are occupied under agreements with terms ranging from 10 to 36 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Our executive offices are currently located in approximately 18,000 square feet in Eden Prairie, Minnesota, under a lease expiring in July 2005.

     On December 30, 2004 we signed a lease agreement with Liberty Property Limited Partnership for a new corporate office in Minnetonka, Minnesota. The lease commences in August 2005, is for approximately 26,000 rentable square feet, and is for a term of 97 months, with two 5 year renewal options. The minimum annual rent commitment over the lease term is approximately $4.6 million. We believe that our current restaurant, and new corporate office leased space, will be suitable for our needs and adequate for operations for the foreseeable future.

     The following table sets forth certain information about our existing company-owned restaurant locations, sorted by opening date, as of January 2, 2005:

		Square	Interior	Owned
	Location	Footage	Seats	or Leased	Date Opened
1	Roseville, MN	4,800	105	Leased	June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased	September 1996
3	Maple Grove, MN	5,200	125	Owned (1)	April 1997
4	Highland Park (St. Paul, MN)	5,200	125	Leased	June 1997
5	Stillwater, MN	5,200	130	Owned (1)	July 1997
6	Apple Valley, MN	3,800	90	Owned (1)	July 1997
7	Forest Lake, MN	4,500	100	Leased	October 1997
8	Minnetonka, MN	5,500	140	Owned (2)	December 1997
9	Plymouth, MN	2,100	20	Leased	December 1997
10	West St. Paul, MN	6,800	140	Leased	January 1998
11	West Des Moines, IA	5,500	150	Leased	April 1998
12	Des Moines, IA	5,800	150	Leased	April 1998
13	Naperville, IL	5,500	170	Leased	April 1998
14	Cedar Falls, IA	5,400	130	Leased	September 1998
15	Bloomington, MN	5,400	140	Leased	October 1998
16	Woodbury, MN	5,900	180	Owned (2)	October 1998
17	Lincoln, NE	6,300	190	Owned (2)	December 1999
18	Columbia, MD	7,200	270	Leased	January 2000
19	Annapolis, MD	7,000	210	Leased	January 2000
20	Frederick, MD	5,600	180	Leased	January 2000
21	Woodbridge, VA	5,600	190	Leased	January 2000
22	Vernon Hills, IL	6,600	230	Leased	February 2000
23	Addison, IL	4,600	140	Owned (2)	March 2000
24	Lombard, IL	7,200	250	Leased	July 2000
25	North Riverside, IL	5,000	160	Leased	August 2000
26	Sterling, VA	5,200	200	Leased	December 2000
27	Carpentersville, IL	6,000	227	Leased	February 2001
28	Streamwood, IL	7,200	260	Leased	March 2001
29	Oakton, VA	4,300	150	Leased	May 2001
30	Laurel, MD	5,200	170	Leased	August 2001
31	Palatine, IL	7,200	260	Leased	August 2001
32	Richmond I (Richmond, VA)	5,200	165	Owned (2)	December 2001
33	Gaithersburg, MD	4,800	170	Leased	May 2002
34	Richmond II (Richmond, VA)	5,100	165	Owned (2)	June 2002
35	Orland Park, IL	5,000	165	Leased	June 2002
36	Tulsa, OK	4,900	180	Owned (2)	September 2002
37	Virginia Commons, VA	5,300	190	Owned (2)	June 2003
38	Rogers, AR	5,300	190	Owned	June 2003

All seat count and square footage amounts are approximate

(1)	Restaurant is collateral in a sale-leaseback financing

(2)	Restaurant is subject to a mortgage

ITEM 3. LEGAL PROCEEDINGS

     During the fourth quarter of 2004, a subsidiary of the Company was named as a defendant in a lawsuit filed in the Court of Common Pleas, Warren County, Ohio. The lawsuit related to, among other things, various alleged defaults by a franchisee of the Company under its Middletown, Ohio lease and defaults by the Company’s subsidiary under a guaranty agreement pursuant to which the subsidiary guaranteed the franchisee’s performance under the lease.

     On January 25, 2005, we entered into a settlement agreement in which the plaintiffs released all claims asserted against us and our subsidiaries in exchange for a payment of $325,000. In addition, the plaintiffs released and terminated the subject guaranty and all rights thereunder. We intend to seek reimbursement for all amounts paid through the pursuit of available remedies.

     From time-to-time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial position and results of operations. Currently, there are no significant legal matters pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 2, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Market Information

     Our Company’s common stock has traded on the NASDAQ National Market SM under the symbol DAVE since July 24, 1997. Our common stock traded on the NASDAQ Small Cap Market SM prior to July 24, 1997 and since November 1996 under the same symbol.

     The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on the NASDAQ National Market SM:

	2004		2003
Period	High	Low	High	Low
1st Quarter	$8.10	$4.51	$4.94	$2.88
2nd Quarter	$8.22	$6.50	$4.38	$3.60
3rd Quarter	$7.79	$6.67	$6.37	$4.30
4th Quarter	$13.28	$6.90	$5.63	$4.75

     Holders

     As of March 18, 2005, we had approximately 425 shareholders of record and an estimated 5,800 beneficial shareholders.

Dividends

     Our Board of Directors has not declared any dividends on our common stock since our inception, and does not intend to pay out any cash dividends on our common stock in the foreseeable future. We presently intend to retain all earnings, if any, to provide for our growth. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, loan agreement restrictions, our financial condition and other factors deemed relevant by our Board of Directors.

Purchases of Equity Securities

     On November 2, 2004, our Board of Directors authorized a program to repurchase up to an additional 1.0 million shares of our common stock. The shares may be repurchased from time-to-time in both the open market or through privately negotiated transactions and are intended to be funded from the Company’s available working capital. As of January 2, 2005, we had repurchased 45,100 shares at an average market price of $9.70, excluding commissions, under this plan.

     Except as otherwise noted below, all share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors. The following table includes information about our share repurchases for the fourth quarter of our fiscal year ended January 2, 2005.

			Total Number of	Maximum Number
	Total		Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares
	Shares	Price Paid	of Publicly	(or Units) that May Yet
	(or Units)	per Share	Announced Plans	be Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs(1)
Month #10 (September 27, 2004 – October 24, 2004)	—	$—	—	—
Month #11 (October 25, 2004 – November 21, 2004)	15,600	$9.62	15,600	984,400
Month #12 (November 22, 2004 – January 2, 2005)	29,500	$9.75	45,100	954,900

(1)	On November 2, 2004, the Company announced the approval of a repurchase program under which we may repurchase up to 1,000,000 shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

     The selected financial data as of and for the fiscal years ended January 2, 2005 (fiscal year 2004), December 28, 2003 (fiscal year 2003) and December 29, 2002 (fiscal year 2002) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered certified public accounting firm. The selected financial data for the fiscal years ended December 30, 2001 (fiscal year 2001), and December 31, 2000 (fiscal year 2000) have been derived from our consolidated financial statements as audited by Virchow, Krause & Company, LLP, independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR	2004 (1)		2003	2002	2001	2000
($’s in 000’s, except per share data, and average weekly sales )

STATEMENT OF OPERATIONS DATA
Revenue	$99,325		$97,740	$90,820	$87,673	$70,160
Asset impairment and restructuring charges (2)	$—		$(4,238)	$—	$—	$—
Income (loss) from operations	$7,365		$(193)	$4,470	$6,209	$2,581
Equity in loss of unconsolidated affiliate (3)	$—		$(2,155)	$(5,994)	$(1,029)	$—
Income tax (provision) benefit	$(1,900)		$1,778	$1,211	$4,010	$—
Net income (loss)	$3,498		$(2,898)	$(928)	$8,118	$2,112
Basic net income (loss) per common share	$0.29		$(0.25)	$(0.08)	$0.81	$0.23
Diluted net income (loss) per common share	$0.29		$(0.25)	$(0.08)	$0.75	$0.22

BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$11,170		$9,964	$9,473	$7,398	$1,895
Total assets	$71,913		$73,767	$74,817	$70,440	$52,963
Working capital	$10,757		$9,041	$5,769	$4,706	$(3,416)
Long-term debt less current maturities (4)	$16,453		$16,954	$17,354	$14,579	$13,147
Total shareholders’ equity	$43,343		$46,872	$47,292	$46,689	$30,061

OTHER DATA
Number of restaurants open at year end:
Company-owned restaurants	38		38	40	37	33
Franchise-operated restaurants	66		54	33	19	9

Total restaurants	104		92	73	56	42

Comparable store sales increase (decrease) (5)	1.1	%(6)	(3.0)%	(0.3)%	2.9%	5.3%
Average weekly sales:
Company-owned restaurants	$44,164		$42,491	$45,783	$46,429	$44,698
Franchise-operated restaurants	$51,538		$47,400	$46,642	$45,190	$(7)

(1)	Fiscal 2004 consisted of 53 weeks. Fiscal 2003, 2002, 2001, and 2000 all consisted of 52 weeks.

(2)	Fiscal 2003 charges reflect impairment and restructuring costs associated with five stores: two of which were subsequently sold, two of which were subsequently closed, and one that was fully impaired, but still operating.

(3)	Represents our 40% unconsolidated interest in FUMUME, LLC. Fiscal 2003 expenses represent operating losses and transaction costs related to our divestiture. We have no further obligation regarding this joint venture.

(4)	Long-term debt consists of total debt, including capital lease obligations and financing leases, less current maturities.

(5)	Our comparable store sales base includes company-owned restaurants that are open year round and have been open more than 18 months.

(6)	For purposes of computing comparable store sales, this computation assumes fiscal 2004 was a 52-week year.

(7)	This information was not available for this fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this Annual Report on Form 10-K are based on information currently available to us as of the date of this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in Item 1A of this Annual Report on Form 10-K, and elsewhere in this Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with “Selected Financial Data” above (Item 6 of this Annual Report on Form 10-K) and our financial statements and related footnotes appearing elsewhere in this Annual Report on Form 10-K.

Overview

     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of January 2, 2005, there were 104 Famous Dave’s restaurants operating in 24 states, including 38 company-owned restaurants and 66 franchise-operated restaurants. An additional 159 franchise restaurants were in various stages of development as of January 2, 2005.

     Fiscal Year - Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Fiscal 2004, which ended on January 2, 2005, consisted of 53 weeks. Our fiscal years ended December 28, 2003 (fiscal year 2003) and December 29, 2002 (fiscal year 2002) both consisted of 52 weeks. Fiscal 2005, which ends on January 1, 2006, will consist of 52 weeks.

     Basis of Presentation - The financial results presented and discussed herein reflect our results and the results of our wholly owned and majority owned consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Until February 26, 2003, we were a 40% participant in a joint venture to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. On February 26, 2003, we disposed of our 40% interest, and as a result, we are no longer participating in any revenue or expenses of the joint venture and we do not have any further obligations with regard to the joint venture. Our financial results for fiscal 2003 reflect our equity in the losses of this unconsolidated affiliate up until February 26, 2003, in addition to the transaction costs related to the divestiture. Our financial results for fiscal 2002 reflect our equity in the losses of this unconsolidated affiliate.

Application of Critical Accounting Policies and Estimates - The following discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Our Company’s significant accounting policies are described in Note One to the consolidated financial statements included in our annual report for the year ended January 2, 2005.

     We have discussed the development and selection of the following critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to such estimates in this Management’s Discussion and Analysis.

     Recognition of Franchise-Related Revenue - Initial franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. Franchise royalties are recognized when earned as promulgated by Statement of Financial Accounting Standards (SFAS) No. 45, “Accounting for Franchise Fee Revenue”. Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees.

     Our franchise revenues are comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a non-refundable payment equal to $10,000 per unit upon the signing of the area development agreement. Since the fee is non-refundable to secure the territory, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred, as related to the sale of the franchise. When the franchise agreement is signed, since our primary obligation relates to site selection, the remaining $35,000 is carried in deferred franchise fees and is recognized as revenue when the lease has been signed or the purchasing closing document has been obtained and, at which time we have substantially performed all of our services. Franchisees are also required to pay us a continuing royalty equal to a percentage of their weekly net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a continuing royalty of 5% of their net sales.

     Franchise-related revenue for fiscal 2004 was approximately $9.3 million, a 63.5% increase compared to franchise-related revenue of approximately $5.7 million for the same period in 2003, primarily reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 61.0%, reflecting the annualization of franchise restaurants that opened in fiscal 2003 in addition to the franchise-operated restaurants that opened during fiscal 2004. During 2004, 13 franchised-operated restaurants opened, and 1 closed. There were 66 franchise-operated restaurants open at January 2, 2005, compared to 54 at December 28, 2003. Additionally, during fiscal 2004, we realized higher royalties from three company-owned restaurants sold to a franchise partner in the fourth quarter of fiscal 2003. An additional 25-30 franchise restaurants are anticipated to open throughout fiscal 2005.

     Asset Impairment and Restructuring Charges - In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to its fair value, as determined by the undiscounted future cash flows expected to be generated on a restaurant-by-restaurant basis. Any impairment recognized is the amount by which the carrying amount of the restaurant site exceeds its fair value using a discounted cash flow method. Restaurant sites that are operating but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. Our January 2, 2005 consolidated balance sheet reflects approximately $1.3 million of assets held for sale, which includes the land and building for our Mesquite, TX location that was closed in December 2003. We had several offers for this location during 2004, and believe the land and building are properly valued. During fiscal 2004, there were no impairment or restructuring charges recorded. In fiscal 2003, we recorded impairment and restructuring charges of approximately $4.2 million related to five units, two of which were subsequently closed, two of which were subsequently sold to franchisees, and one that was fully impaired, but still operating.

     Deferred Tax Asset - Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal 2004, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, “Accounting for Income Taxes”, by assessing the available positive and negative evidence surrounding its recoverability. We believe that the realization of the deferred tax asset is more likely than not based on the fact that the Company generated taxable income in fiscal 2004 and based on the expectation that our Company will generate the necessary taxable income in future years.

     Lease Accounting - In accordance with SFAS No. 13 “Accounting for Leases”, we recognize lease expense for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is certain and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectibility is considered certain, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance.

Results of Operations

     Revenue - Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a non-refundable payment equal to $10,000 per unit upon the signing of the area development agreement. Since the fee to secure the territory is non-refundable, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and the expenses incurred, as related to the sale. The remaining $35,000 is recognized upon either the signing of a lease or upon receipt of a builder’s permit, and at which time we have substantially performed all of our services. Franchise royalties are equal to a percentage of weekly net franchise-operated restaurant sales, currently at 4% to 5%. Licensing revenue includes royalties from a retail line of business, including sauces and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Costs and expenses associated with the franchise program are contained in general and administrative expense. Comparable sales represent net sales for restaurants open year-round for 18 months or more.

     Costs and Expenses - Restaurant costs and expenses include food and beverage costs, operating payroll and employee benefits, occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three months of operation. As restaurant management and staff gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.

     General and Administrative Expenses – General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, employee benefits, legal fees, consulting fees, travel, rent and general insurance are major items in this category. We also provide franchise services, the revenue of which are included in other revenue and the expenses of which are included in general and administrative costs.

     The following table presents items in our Consolidated Statements of Operations as a percentage of total revenue or restaurant sales, as indicated, for the following fiscal years (1):

	2004	2003	2002
Restaurant sales, net	89.8%	93.6%	95.1%
Other revenue	10.2	6.4	4.9

Total revenue	100.0	100.0	100.0
Restaurant costs and expenses:
Food and beverage costs (2)	31.4	30.6	31.7
Labor and benefits (2)	29.7	30.1	29.2
Operating expenses (2)	24.7	25.6	23.2
Depreciation and amortization (restaurant level) (2)	4.7	5.1	5.0
Asset impairment and restructuring charges (2)	—	4.6	—
Pre-opening expenses (2)	—	0.6	1.2

Total costs and expenses (2)	90.5	96.6	90.3
Income from restaurant operations (2)	9.5	3.4	9.7
General and administrative (3)	11.0	9.6	8.9
Depreciation and amortization (corporate) (3)	0.4	0.2	0.3

Income (loss) from operations (3)	7.4%	(0.2)%	4.9%

(1)	Data regarding our restaurant operations as presented in the table above, includes sales, costs and expenses associated with our Rib Team, which netted to a loss of $147,000 and $16,000 respectively, in fiscal 2004 and 2003. We did not own the Rib Team during fiscal 2002. Our Rib Team travels the country introducing people to our brand of barbeque and builds brand awareness.

(2)	As a percentage of restaurant sales, net.

(3)	As a percentage of total revenue.

Fiscal Year 2004 Compared to Fiscal Year 2003

     Total Revenue - Total revenue of approximately $99.3 million for fiscal 2004 increased approximately $1.6 million or 1.6% over revenue of approximately $97.7 million for fiscal 2003. Fiscal 2004 consisted of 53 weeks as compared to 52 weeks for fiscal 2003. Revenue for the 53rd week in fiscal 2004 was approximately $1.9 million, including restaurant sales and franchise royalties.

     Restaurant Sales - Restaurant sales decreased by approximately $2.3 million or 2.5% to approximately $89.2 million for fiscal year 2004 from approximately $91.5 million for fiscal year 2003. The decrease in sales was due primarily to the sale of three Georgia restaurants to a franchisee and the closure of two Texas restaurants that generated approximately $6.6 million in restaurant sales in fiscal 2003. Without these restaurants in the 2003 base, sales would have been 7.4% higher in 2004 compared to 2003. The decrease in sales for 2004, related to these five restaurants, was partially offset by approximately $1.7 million in sales attributed to the 53rd week.

     Franchise-Related Revenue – Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue for fiscal 2004 was approximately $9.3 million, a 63.5% increase when compared to franchise-related revenue of approximately $5.7 million for the same period in 2003, primarily reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurants net sales, increased 61.0% reflecting the annualization of franchise restaurants that opened in fiscal 2003 in addition to the net 12 new franchise restaurants during fiscal 2004. There were 66 franchise-operated restaurants open at January 2, 2005, compared to 54 at December 28, 2003.

     Licensing and Other Revenue - Licensing revenue includes royalties from a retail line of business, including sauces, and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal year 2004, the licensing royalty income was approximately $248,000 compared to approximately $209,000 for fiscal year 2003. During fiscal 2005, we expect to see licensing revenue remain relatively flat. The amount of other revenue is expected to grow based on the level of opening assistance we may be required to provide during the 25-30 franchise openings planned for 2005.

     Same Store Net Sales - It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 18 months. At the end of fiscal 2004, there were 36 restaurants included in this base. Same store net sales for fiscal 2004 increased approximately 1.1%, compared to fiscal 2003’s decrease of approximately 3.0% and were calculated assuming fiscal 2004 was a 52-week year. We believe that the increase in same store net sales reflects the combination of our advertising initiatives, the success of our limited time offerings, a price increase of approximately 2% and a focus on operational excellence and execution in our restaurant.

     Average Weekly Net Sales - Weighted average weekly net sales for our company-owned and franchise-operated restaurants during fiscal 2004 were $44,164 and $51,538 respectively. During fiscal 2003, weighted average weekly net sales for our company-owned and franchise-operated restaurants were $42,491 and $47,400, respectively. The favorable trend in average weekly sales for both company-owned and franchise-operated restaurants reflects the success of our total brand building effort.

     Food and Beverage Costs - Food and beverage costs for fiscal 2004 were approximately $28.0 million or 31.4% of net restaurant sales compared to approximately $28.0 million or 30.6% of net restaurant sales for fiscal 2003. The increase is primarily the result of higher commodity costs, partially offset by the menu price increase implemented at the beginning of the third quarter. Approximately 85% of our purchases are on contract and overall, contracts negotiated for 2005 have resulted in less favorable pricing. Our pork contract renewal resulted in an 11% contracted price increase, our poultry contract, resulted in an 8% price increase and our brisket contract resulted in a 7% increase. Our brisket contract renews in July 2005 and we are watching the beef market closely. We anticipate that food costs, as a percent of net restaurant sales, will remain relatively flat as increases due to contract pricing increases are offset with margin opportunities. We believe that we have an opportunity to mitigate the impact that the recently renewed food contracts have on our margin through menu engineering such as with the use of our limited time offerings, which typically have higher margin, and leveraging adult beverage sales, which are currently at approximately 11% of our dine-in sales. Additionally, we will evaluate taking a price increase as appropriate.

     Labor and Benefits - Labor and benefits at the restaurant level were approximately $26.5 million or 29.7% of net restaurant sales in fiscal 2004 compared to approximately $27.6 million or 30.1% of net restaurant sales in fiscal 2003. The decrease in labor and benefits reflects favorable workers compensation claims experience and labor productivity, partially off-set by a higher level of bonus payout at the restaurant level. Full-service restaurants that operate in states without a “tip credit” (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to food servers. The migration toward full-service dining in the majority of our restaurants is part of our strategy for increasing unit-level revenue, but may result in higher labor costs. During fiscal 2005, we are expecting labor and benefits as a percentage of net restaurant sales to remain relatively flat to fiscal 2004.

     Operating Expenses - Operating expenses for fiscal 2004 were approximately $22.0 million or 24.7% of net restaurant sales, compared to approximately $23.4 million or 25.6% of net restaurant sales for fiscal 2003. The decrease in operating expenses reflects the reduction in company-owned restaurants compared to 2003. In addition, repair and maintenance costs for fiscal year 2004 were $1.9 million compared to $2.2 million for fiscal 2003, reflecting a significant investment in the prior year toward neglected restaurants. During fiscal 2005, operating expenses as a percentage of net restaurant sales are expected to decrease from the percentage in fiscal 2004, primarily due to lower levels of repairs and maintenance costs and further leveraging of fixed costs.

     Depreciation and Amortization - Depreciation and amortization for fiscal 2004 was approximately $4.5 million, or 4.6% of total revenue, compared to approximately $4.8 million, or 5.0% of total revenue for fiscal 2003. The decrease in depreciation and amortization primarily reflects fewer company-owned restaurants in 2004. During fiscal 2005, depreciation and amortization is expected to remain relatively flat to fiscal 2004 levels as depreciation from asset additions are offset by assets that will be fully depreciated during fiscal 2005.

     Asset Impairment and Restructuring Charges - During fiscal 2004, we recorded no asset impairment and restructuring charges compared to the recording of approximately $4.2 million of charges on five locations in 2003. As of January 2, 2005, we had approximately $1.3 million of assets held for sale on our consolidated balance sheet representing the land and building on one of the restaurants in Texas for which an impairment was recorded and the restaurant was subsequently closed.

     Pre-opening Expenses – We had no pre-opening expenses for fiscal 2004, compared to approximately $543,000 or 0.6% of net restaurant sales for fiscal 2003. We plan to open up to two company-owned restaurants during fiscal 2005 with pre-opening costs estimated at approximately $300,000.

     General and Administrative Expenses - General and administrative expenses totaled approximately $11.0 million or 11.0% of total revenue in fiscal 2004 compared to approximately $9.3 million or 9.6% of total revenue in fiscal 2003. The increase in general and administrative expenses reflects increased legal, consulting and audit fees related to Sarbanes-Oxley 404 compliance, and higher corporate bonus and expenses related to our compensation programs. It also includes increased payroll as we continue to build our infrastructure. During 2005, we expect general and administrative expenses to increase approximately 150-200 basis points as a percentage of total revenue, as a result of the increased cost of the performance share program, adoption of SFAS No. 123r in the third quarter of fiscal 2005 and also as a result of the services we expect to provide to the 25-30 expected 2005 franchise-operated openings.

     Interest (Expense) Income - Interest expense, net, totaled approximately $1.6 million or 1.6% of total revenue for fiscal 2004 compared to approximately $1.7 million or 1.7% of total revenue for fiscal 2003. This line item represents interest expense from capital lease obligations, notes payable and financing lease obligations partially offset by interest income received on short-term cash and cash equivalents balances. The decrease in interest expense from fiscal 2003 to fiscal 2004 is primarily the result of no capitalization of construction costs, due to no restaurant openings. We are expecting interest expense to increase moderately from fiscal 2004 levels due to the newly available $10.0 million line of credit obtained in early 2005, which carries a variable rate as well as a non-use fee, and the increased amortization of deferred financing costs related to this line.

     Other (Expense) Income, Net - Other expense, net of approximately $392,000 primarily reflects the write-off of a restaurant’s remaining assets subsequent to the sale to a franchise. This compares to $667,000 in 2003 for losses related to expenses on an unopened site and early extinguishments of debt associated with the early payoff of a note, partially offset by gains attributable to the sale of three units in Georgia to a franchisee.

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

     (Provision) Benefit from Income Taxes - Our Company recorded a provision for income taxes during fiscal 2004 of approximately $1.9 million which compares to a benefit of approximately $1.8 million in 2003. At January 2, 2005, we had a remaining deferred tax asset of approximately $7.8 million. Realization of the net operating loss carry forwards and other deferred tax timing differences is contingent on future taxable earnings. Our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, “Accounting for Income Taxes”, by assessing the available positive and negative evidence surrounding the recoverability of the deferred tax asset. We believe that the realization of the deferred tax asset is more likely than not based on the fact that we generated taxable income in fiscal 2004 and based on the expectation that our Company will generate the necessary taxable income in future years.

     Net Income (Loss) / Diluted Net Income (Loss) per Common Share - As a result of the factors above, we realized net income for fiscal 2004 of approximately $3.5 million, or $0.29 per diluted share, on 12,222,000 weighted average shares outstanding, compared to a net loss of approximately $2.9 million, or $0.25 loss per diluted share, on 11,772,000 weighted average shares outstanding for fiscal 2003.

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

     Franchise-Related Revenue - Franchise-related revenue consisted of royalty revenue and franchise fees, which included initial franchise fees and area development fees. Franchise-related revenue for fiscal 2003 was approximately $5.7 million, a 34.8% increase when compared to approximately $4.2 million for the same period in 2002, primarily reflecting increased royalties. Royalties, which are based on a percent of net sales, increased 50.9%, reflecting the annualization of franchise restaurants that opened in fiscal 2002 in addition to the 18 franchise restaurants opened during fiscal 2003. There were 54 franchise-operated restaurants open at December 28, 2003, compared to 33 at December 29, 2002.

     Licensing and Other Revenue - Licensing revenue included royalties from a retail line of business, including sauces, seasonings and prepared meats. Other revenue included opening assistance and training we provide to our franchise partners. For fiscal year 2003, the licensing royalty income was $209,000, flat to fiscal 2002.

     Same Store Net Sales - It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 18 months. At the end of fiscal 2003, there were 33 restaurants included in this base. Same store net sales for fiscal 2003 decreased approximately 3.0%, compared to fiscal 2002’s decrease of approximately 0.3%. We believe that the decrease in same store net sales reflected in part, our decision, during the third quarter of fiscal 2003, to eliminate routine discounting throughout our company-owned restaurants. Although discounting during fiscal 2002 had increased restaurant traffic, the majority of the incremental sales derived had substantially lower margins.

     Average Weekly Net Sales - Weighted average weekly net sales for our company-owned and franchise-operated restaurants during fiscal 2003 were $42,491 and $47,400, respectively. During fiscal 2002, weighted average weekly net sales for our company-owned and franchise-operated restaurants were $45,783 and $46,642, respectively.

     Food and Beverage Costs - Food and beverage costs for fiscal 2003 were approximately $28.0 million or 30.6% of net restaurant sales compared to approximately $27.4 million or 31.7% of net restaurant sales for fiscal 2002. The improvement primarily reflected a favorable pork contract and the improved pricing we received.

     Labor and Benefits - Labor and benefits at the restaurant level were approximately $27.3 million or 30.1% of net restaurant sales in fiscal 2003 compared to approximately $25.3 million or 29.2% of net restaurant sales in fiscal 2002. The increase in labor and benefits as a percentage of net restaurant sales reflected a 25% increase in benefits costs, partially offset by a lower level of bonus payout at the restaurant level.

     Operating Expenses - Operating expenses for fiscal 2003 were approximately $23.3 million or 25.6% of net restaurant sales, compared to approximately $20.0 million or 23.2% of net restaurant sales for fiscal 2002. The increase in operating expenses reflected significant investments made at the restaurant level to upgrade and repair stores that had been neglected, in addition to higher utilities related to increased gas pricing. Repair and maintenance costs for fiscal year 2003 were approximately $2.2 million compared to approximately $1.3 million for fiscal 2002. The increase in operating expenses as a percentage of restaurant sales for fiscal 2003, compared to fiscal 2002, was primarily due to lower average restaurant sales against slightly higher fixed costs.

     Depreciation and Amortization - Depreciation and amortization for fiscal 2003 was approximately $4.8 million, or 5.0% of total revenue, compared to approximately $4.6 million, or 5.1% of total revenue for fiscal 2002. The increase in depreciation and amortization reflected investments in store openings, restaurant level enhancements, and continuing investments in information systems.

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

     Pre-opening Expenses - Pre-opening expenses were $543,000 or 0.6% of net restaurant sales for fiscal 2003 compared to approximately $1.0 million or 1.2% of net restaurant sales for fiscal 2002. These expenses reflected the opening of three restaurants during fiscal 2003 as compared with eight in fiscal 2002.

     General and Administrative Expenses - General and administrative expenses totaled approximately $9.3 million or 9.6% of total revenue in fiscal 2003 compared to approximately $8.1 million or 8.9% of total revenue in fiscal 2002. The increase in general and administrative expenses reflected severance and recruiting costs related to changes in management and additions at the board level, consulting expenses associated with the development of our media plan and our new “smokehouse” prototype and increases in the corporate infrastructure to support system-wide restaurant growth.

     Interest (Expense) Income - Interest expense, net, totaled approximately $1.7 million or 1.7% of total revenue for fiscal 2003 compared to approximately $1.0 million or 1.1% of total revenue for fiscal 2002. This line item represented interest expense from capital lease obligations, notes payable and financing lease obligations. The increase in expense from fiscal 2002 to fiscal 2003 was the result of lower capitalization of construction period interest on fewer openings in 2003 than in 2002.

     Other (Expense) Income, Net - Other expense, net of approximately $667,000 reflected losses related to expenses of an unopened site and early extinguishments of debt associated with the early payoff of a note, partially offset by gains attributable to the sale of three units in Georgia to a franchisee. In comparison, during fiscal 2002 we realized other income of approximately $423,000 related to the gains attributable to the sale of three units in Wisconsin to a franchisee.

     Equity in Loss from Unconsolidated Affiliate - Until February 26, 2003, we were a 40% participant in a joint venture to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. Pursuant to an agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. On February 26, 2003, we disposed of our 40% interest in FUMUME, LLC. The equity in loss from unconsolidated affiliate was approximately $2.2 million for fiscal 2003, reflecting losses in the Isaac Hayes Blues Clubs, in addition to transaction costs associated with our divestiture of those clubs. We are no longer participating in any revenue or expenses of the joint venture and we do not have any further obligations with regard to the joint venture. The equity in loss for 2002 was approximately $6.0 million.

     Benefit from Income Taxes - Our Company realized a benefit from income taxes during fiscal 2003 of approximately $1.8 million, which included the recognition of the net operating loss carry forwards created in the year ended December 28, 2003 that can be used to reduce future tax liabilities. Realization of the net operating loss carry forwards and other deferred tax timing differences is contingent on future taxable earnings. Our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, “Accounting for Income Taxes”, by assessing the available positive and negative evidence surrounding the recoverability of the deferred tax asset. We believed that the realization of the deferred tax asset was more likely than not based on the expectation that our Company would generate the necessary taxable income through fiscal 2011, beginning in fiscal 2004.

     Net Loss / Diluted Net Loss per Common Share - As a result of the factors above, we realized a net loss for fiscal 2003 of approximately $2.9 million, or $0.25 per diluted share, on 11,771,584 weighted average shares outstanding, compared to a net loss of approximately $928,000, or $0.08 per diluted share, on 11,335,000 weighted average shares outstanding for fiscal 2002.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued its final statement SFAS No. 123r, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees and would eliminate the use of accounting for employee options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. We will be required to adopt this pronouncement effective with the beginning of our third fiscal quarter of 2005. We are currently determining the impact this pronouncement will have on our consolidated financial position and results of operations.

Financial Condition, Liquidity and Capital Resources

     As of January 2, 2005, our Company held cash and cash equivalents of approximately $11.2 million compared to approximately $10.0 million as of December 28, 2003. This $1.2 million increase reflects cash generated from operations of approximately $11.4 million, partially offset by the buyback of common stock and warrants of approximately $8.0 million and capital expenditures of approximately $2.4 million.

     Our working capital was approximately $10.8 million for the year ended January 2, 2005 as compared to approximately $9.0 million at December 28, 2003. Our quick ratio, defined as the sum of cash and cash equivalents and receivables, divided by current liabilities, and measures our immediate short-term liquidity, was 1.49 at January 2, 2005 compared to 1.59 at December 28, 2003. The year over year change in our working capital was primarily due to cash generated from operations and partially offset by an increase in accounts payable. The decline in our quick ratio was primarily due to an increase in current liabilities.

     Net cash provided by operations for each of the last three fiscal years was approximately $11.4 million in fiscal 2004, $6.4 million in fiscal 2003 and $9.5 million in fiscal 2002. Cash generated in fiscal 2004 was primarily from net income of $3.5 million, the utilization of our deferred tax asset of $1.9 million and an increase of $2.1 million in accounts payable, due to a 53-week fiscal year. This was partially offset by an increase of approximately $600,000 in accounts receivable, reflecting the $325,000 legal settlement due from a franchise partner and higher franchise receivables related to the creation of the national public relations and marketing fund in 2004. Additionally, there was an increase of approximately $600,000 in prepaid expenses and other current assets due to prepayment of January 2005 rent, and also a decrease in other current liabilities of approximately $500,000 due to lower marketing accruals and deferred franchise fees. During fiscal 2003, we took advantage of cash discounts offered by our vendors and decreased accounts payable by approximately $1.6 million. For fiscal 2002, sources of cash generation were primarily from increased accounts payable and decreases in accounts receivable.

     Net cash used for investing activities for each of the last three fiscal years was approximately $2.2 million in fiscal 2004, $5.6 million in fiscal 2003 and $5.7 million in fiscal 2002. In fiscal 2004, we used approximately $2.4 million for capital expenditures related to new catering vehicles, kitchen equipment, development of our site-model tool, and POS and other computer equipment for use in the restaurants and at our corporate office. This was partially offset by payments received on notes receivable. In fiscal 2003, we used cash of approximately $2.1 million to fund losses and exit from our 40% FUMUME, LLC, joint-venture partnership, and $4.3 million for capital expenditures on the construction of three new company-owned restaurants and to upgrade existing facilities. The use of cash was partially offset by cash proceeds from the sale of assets and payments on notes receivable. During fiscal 2002, we used approximately $1.3 million to fund the losses in FUMUME, LLC, approximately $9.5 million on capital expenditures for eight company-owned restaurants and approximately $900,000 on advances of notes receivables. These uses of cash were partially offset by approximately $3.1 million cash proceeds from the sale of assets and approximately $2.9 million in payments on notes receivable.

     Net cash used for financing activities was approximately $7.9 million in fiscal 2004, $323,000 in fiscal 2003 and approximately $1.7 million in fiscal 2002. During fiscal 2004, we bought back approximately 1.0 million shares of our common stock and paid approximately $8.0 million, including commissions. Other uses of cash for fiscal 2004 included payment of long-term debt and capital leases, partially offset by proceeds received from the exercise of stock options and warrants. During fiscal 2003 and 2002, payments on long-term debt and capital lease obligations were the primary uses of cash partially offset by proceeds from stock option exercises.

     Subsequent to year-end, on January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate plus 2.00%. Unused portions of the facility will be subject to an unused facility fee equal to 0.5% of the unused portion.

     The credit agreement is available for general working capital purposes and for the repurchase of shares under our share repurchase program. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property.

     The credit agreement contains customary affirmative and negative covenants including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company among others. The credit agreement also includes various financial covenants.

     We anticipate that future development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our recently acquired credit facility.

     In addition to commitments we have related to our lease obligations, we also have required payments on our outstanding debt. The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

Payments Due by Period
(in thousands)

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long Term Debt	$12,361	$424	$426	$465	$505	$548	$9,993
Financing Leases	4,500	—	—	—	—	—	4,500
Capital Leases	113	97	16	—	—	—	—
Operating Leases	57,076	3,338	3,408	3,417	3,338	3,341	40,234

Less: Sublease rental income	(9,512)	(502)	(502)	(502)	(440)	(441)	(7,125)

Total	$64,538	$3,357	$3,348	$3,380	$3,403	$3,448	$47,602

     See Notes 6, 7 and 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.

     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of January 2, 2005, December 28, 2003 and December 29, 2002, the Company was in compliance or had obtained waivers for all of its covenants.

Off-Balance Sheet Arrangements

     Our Company does not have any off-balance sheet arrangements.

Income Taxes

     At January 2, 2005, we had federal and state net operating loss carry forwards (“NOL’s”) for tax reporting purposes of approximately $12.2 million and $9.7 million, respectively, which if not used will begin to expire in 2011. These will be adjusted when we file our 2004 income taxes in 2005. In addition, we had tax credit carry forwards of approximately $ 1.8 million, which if not used, will begin to expire in 2011. Future changes in ownership, if any, may place limitations on the use of these NOL’s.

Inflation

     The primary inflationary factors affecting our operations include food, beverage, and labor costs. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. We are also subject to interest rate changes based on market conditions.

     We believe that relatively low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of January 2, 2005 was approximately $16.5 million, including financing lease obligations. Of the outstanding long-term debt, approximately $1.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. Subsequent to year-end, on January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate plus 2.00%. Unused portions of the facility will be subject to an unused facility fee equal to 0.5% of the unused portion. We do not see the variable interest rate long-term debt as a significant interest rate risk. Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Famous Dave’s of America, Inc. are included herein, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 2, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered certified public accounting firm, Grant Thornton LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

     There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter, and year ended January 2, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Famous Dave’s of America have been detected.

ITEM 9B. OTHER INFORMATION

None.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item appears in our definitive proxy statement for our 2005 annual meeting of shareholders under the caption “Fees Billed to Company by Its Independent Registered Certified Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

Reports of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets – January 2, 2005 and December 28, 2003

Consolidated Statements of Operations – Years ended January 2, 2005, December 28, 2003 and December 29, 2002

Consolidated Statements of Stockholders’ Equity – Years ended January 2, 2005, December 28, 2003 and December 29, 2002

Consolidated Statements of Cash Flows – Years ended January 2, 2005, December 28, 2003 and December 29, 2002

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II. Schedule of Valuation and Qualifying Accounts

Exhibits:

See “exhibit index” on the page following the consolidated financial statements and related footnotes

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders
Famous Dave’s of America, Inc.:

We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. and subsidiaries (the Company) as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 2, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Dave’s of America, Inc. and subsidiaries as of January 2, 2005 and December 28, 2003 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Famous Dave’s of America, Inc. as of January 2, 2005, based on the criteria established in Internal Control – Integrated Framework issue by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of Famous Dave’s of America, Inc.’s, the effectiveness of Famous Dave’s of America, Inc. and the effective operation, of internal control over financial reporting.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 9, 2005

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders
Famous Dave’s of America, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Famous Dave’s of America, Inc. maintained effective internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Famous Dave’s of America, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Famous Dave’s of America, Inc. based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Famous Dave’s of America, Inc. maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Famous Dave’s of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Famous Dave’s of America, Inc. and subsidiaries as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2005 and our report dated February 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 9, 2005

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2005 AND DECEMBER 28, 2003
(in thousands, except share data)

	January 2,	December 28,
	2005	2003
ASSETS
Current assets:
Cash and cash equivalents	$11,170	$9,964
Restricted cash	39	—
Accounts receivable, net	2,289	1,661
Inventories	1,523	1,599
Prepaid expenses and other current assets	4,747	3,126

Total current assets	19,768	16,350

Property, equipment and leasehold improvements, net	44,664	47,147

Other assets:
Notes receivable, less current portion	2,156	2,395
Deferred tax asset, less current portion	4,458	6,938
Other assets	867	937

	$71,913	$73,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$424	$358
Current portion of capital leases	97	388
Accounts payable	4,138	2,035
Other current liabilities	4,352	4,528

Total current liabilities	9,011	7,309

Long-term liabilities:
Long-term debt, less current portion	11,937	12,349
Capital leases, less current portion	16	105
Financing leases	4,500	4,500
Other liabilities, net	3,106	2,632

Total liabilities	28,570	26,895

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 11,340,000 and 12,158,000 shares issued and outstanding at January 2, 2005 and December 28, 2003, respectively	113	122
Additional paid-in capital	49,674	56,692
Accumulated deficit	(6,444)	(9,942)

Total shareholders’ equity	43,343	46,872

	$71,913	$73,767

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(in thousands, except share and per share data)

	January 2,	December 28,	December 29,
	2005	2003	2002
	(53 weeks)	(52 weeks)	(52 weeks)
Revenue:
Restaurant sales, net	$89,176	$91,500	$86,378
Franchise royalty revenue	7,353	4,567	3,027
Franchise fee revenue	1,977	1,139	1,205
Licensing and other revenue	819	534	210

Total revenue	99,325	97,740	90,820

Costs and expenses:
Food and beverage costs	27,995	28,014	27,355
Labor and benefits	26,472	27,586	25,252
Operating expenses	22,005	23,376	20,009
Depreciation and amortization	4,549	4,840	4,630
Asset impairment and restructuring charges	—	4,238	—
Pre-opening expenses	—	543	1,040
General and administrative	10,939	9,336	8,064

Total costs and expenses	91,960	97,933	86,350

Income (loss) from operations	7,365	(193)	4,470

Other income (expense):
Interest (expense)	(1,901)	(1,876)	(1,400)
Interest income	326	215	362
Other (expense) income, net	(392)	(667)	423
Equity in loss of unconsolidated affiliate	—	(2,155)	(5,994)

Total other expense	(1,967)	(4,483)	(6,609)

Income (loss) before income taxes	5,398	(4,676)	(2,139)

Income tax (provision) benefit	(1,900)	1,778	1,211

Net income (loss)	$3,498	$(2,898)	$(928)

Basic net income (loss) per common share	$0.29	$(0.25)	$(0.08)

Diluted net income (loss) per common share	$0.29	$(0.25)	$(0.08)

Weighted average common shares outstanding-basic	11,858,000	11,772,000	11,335,000

Weighted average common shares outstanding-diluted	12,222,000	11,772,000	11,335,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(in thousands)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 30, 2001	11,180	$112	$52,693	$(6,116)	$46,689

Issuance of common stock	26	—	206	—	206
Exercise of stock options	137	1	305	—	306
Exercise of warrants	45	1	270	—	271
Tax benefit for stock options exercised	—	—	707	—	707
Options issued below market price	—	—	41	—	41
Net loss	—	—	—	(928)	(928)

Balance – December 29, 2002	11,388	114	54,222	(7,044)	47,292

Exercise of stock options	770	8	2,027	—	2,035
Tax benefit for stock options exercised	—	—	443		443
Net loss	—	—	—	(2,898)	(2,898)

Balance – December 28, 2003	12,158	122	56,692	(9,942)	46,872

Exercise of stock options	217	2	708	—	710
Tax benefit for stock options exercised	—	—	303	—	303
Exercise of warrants	10	—	60	—	60
Purchased rights to exercisable warrants	—	—	(197)	—	(197)
Repurchase of common stock and common stock warrants	(1,045)	(11)	(7,892)	—	(7,903)
Net income	—	—	—	3,498	3,498

Balance – January 2, 2005	11,340	$113	$49,674	$(6,444)	$43,343

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(in thousands)

	Fiscal Year
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,498	$(2,898)	$(928)
Adjustments to reconcile net income (loss) to cash flows provided by operations:
Depreciation and amortization	4,549	4,840	4,630
Amortization of deferred financing costs	38	67	—
Loss (gain) on disposal of property	383	(112)	(549)
Asset impairment charges	—	3,687	—
Deferred tax asset	1,900	(1,778)	(1,211)
Deferred rent	474	568	630
Equity in loss of unconsolidated affiliate	—	2,155	5,994
Deferred compensation	142	—	—
Changes in operating assets and liabilities:
Restricted cash	(39)	—	—
Accounts receivable, net	(628)	(648)	440
Inventories	76	(42)	(506)
Prepaid expenses and other current assets	(566)	547	(70)
Deposits	63	60	36
Other assets	(138)	0	0
Accounts payable	2,103	(1,635)	1,010
Other current liabilities	(498)	1,625	(6)

Cash flows provided by operations	11,357	6,436	9,470

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(2,449)	(4,321)	(9,490)
Proceeds from sale of property, equipment, and leasehold improvements	—	685	3,083
Investment and repayments of advances in unconsolidated affiliate	—	(2,125)	(1,255)
Advances on notes receivable	—	—	(941)
Payments received on notes receivable	218	139	2,891

Cash flows used for investing activities	(2,231)	(5,622)	(5,712)

Cash flows from financing activities:
Payments for debt issuance costs	(8)	(9)	(44)
Net payments on line of credit	—	—	(100)
Payments on long-term debt	(346)	(1,703)	(1,153)
Payments on capital lease obligations	(380)	(646)	(963)
Proceeds from exercise of stock options and warrants	770	2,035	577
Repurchase of common stock and common stock warrants	(7,956)	—	—

Cash flows used for financing activities	(7,920)	(323)	(1,683)

Increase in cash and cash equivalents	1,206	491	2,075

Cash and cash equivalents, beginning of year	9,964	9,473	7,398

Cash and cash equivalents, end of year	$11,170	$9,964	$9,473

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of business – We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. At January 2, 2005, we had 38 company-owned restaurants and 66 franchise-operated restaurants in 24 states, and an additional 159 signed franchise-operated development agreements.

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. Any inter-company transactions and balances have been eliminated in consolidation.

     Management’s use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Financial instruments – Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair value. The fair value of long-term debt approximates the carrying amount based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

     Segment reporting – We have company-owned and franchise-operated restaurants in the United States, and operate within the single industry segment of casual dining. Because we manage both types of restaurants in a similar manner and allocate resources to each based upon their relative size to the company we have aggregated our operating segments into a single reporting segment.

     Fiscal year – Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal year ended January 2, 2005 (fiscal 2004) was 53 weeks. Fiscal years ending December 28, 2003 (fiscal 2003) and December 29, 2002 (fiscal 2002) were 52 weeks.

     Cash and cash equivalents – Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, while the remaining balances are uninsured at January 2, 2005. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Accounts receivable – We provide an allowance for uncollectible accounts on accounts receivable. The allowance for uncollectible accounts was approximately $10,000 and $98,000 at January 2, 2005 and December 28, 2003, respectively. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Account receivable balances written off do not exceed allowances provided.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Inventories - Inventories consist principally of food, beverages, retail goods and smallwares, and are recorded at the lower of cost (first-in, first-out) or market.

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

     Capitalized interest – There was no capitalized interest in 2004. Interest costs capitalized during the construction period of restaurants were approximately $122,000 and $441,000 for fiscal 2003 and 2002, respectively.

     Advertising costs - Advertising costs are charged to expense as incurred. Advertising costs were approximately $2.7 million, $2.4 million, and $1.9 million for fiscal 2004, 2003 and 2002, respectively, and are included in operating expenses in the consolidated statements of operations.

     Pre-opening expenses - All start-up and pre-opening costs are expensed as incurred.

     Lease Accounting – In accordance with SFAS No. 13 “Accounting for Leases”, we recognize lease expense for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is certain and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectibility is considered certain, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance.

     Recoverability of property, equipment and leasehold improvements – In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Our January

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

2, 2005 consolidated balance sheet reflects approximately $1.3 million of assets held for sale, which includes the land and building for our Mesquite, TX location that was closed during 2003. During fiscal 2003, we recorded impairment charges of approximately $3.7 million on five under-performing restaurants, two of which were subsequently closed, two of which were subsequently sold, and one that was fully impaired, but still operating. There were no impairment charges recorded during fiscal 2004 or 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Public Relations and Marketing Development Fund - Beginning in fiscal 2004, we established a system-wide public relations and marketing fund. Company-owned restaurants, in addition to franchise-operated restaurants whose franchise agreements were signed after January 1, 2004, are required to contribute a percentage of sales, currently 1.0%, to the fund that will be used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheet as of January 2, 2005.

     Net income (loss) per common share - Basic net income (loss) per common share (“EPS”) is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income (loss) divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options and warrants when dilutive.

     Following is a reconciliation of basic and diluted net income (loss) per common share:

(in thousands, except per share data)	Fiscal Year
	2004	2003	2002
Net income (loss) per common share — basic:
Net income (loss)	$3,498	$(2,898)	$(928)
Weighted average shares outstanding	11,858	11,772	11,335
Net income (loss) per common share – basic	$0.29	$(0.25)	$(0.08)

Net income (loss) per common share — diluted:
Net income (loss)	$3,498	$(2,898)	$(928)
Weighted average shares outstanding	11,858	11,772	11,335
Dilutive impact of common stock equivalents outstanding	364	—	—

Adjusted weighted average shares outstanding	12,222	11,772	11,335
Net income (loss) per common share — diluted	$0.29	$(0.25)	$(0.08)

     Options to purchase approximately 40,000 shares of common stock with a weighted average exercise price of $8.02 were excluded from the fiscal 2004 diluted EPS computation because the exercise price exceeded the average market price of the common shares during the period.

     Options to purchase approximately 1.2 million shares of common stock with a weighted average exercise price of $3.94 were excluded from the fiscal 2003 diluted EPS computation because they were anti-dilutive due to a net loss.

     Options to purchase approximately 1.9 million shares of common stock with a weighted average exercise price of $3.56, and warrants to purchase approximately 95,000 shares of common stock with a weighted average exercise price of $6.63 were excluded from the fiscal 2002 diluted EPS computation because they were anti-dilutive due to a net loss.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Stock-based compensation — In accordance with Accounting Principles Board (APB) Opinion No. 25, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Famous Dave’s common stock at the date of grant over the amount the employee must pay for the stock. Our policy is to grant stock options at the quoted market price at the date of grant. No compensation expense has been recognized for options issued to employees in fiscal years 2004, 2003 or 2002. The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(in thousands, except per share data)	Fiscal Year
	2004	2003	2002
Net income (loss) as reported	$3,498	$(2,898)	$(928)
Less: Compensation expense determined under the fair value method, net of tax	(816)	(1,057)	(880)

Pro forma net income (loss)	$2,682	$(3,955)	$(1,808)

Net income (loss) per common share:
Basic EPS — as reported	$0.29	$(0.25)	$(0.08)
Basic EPS — pro forma	0.23	(0.34)	(0.16)
Diluted EPS — as reported	0.29	(0.25)	(0.08)
Diluted EPS — pro forma	0.22	(0.34)	(0.16)

     In determining the compensation cost of the options granted during fiscal 2004, 2003 and 2002, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year
	2004	2003	2002
Risk free interest rate	4.4%	4.2%	4.7%
Expected life of options	10 years	10 years	10 years
Expected volatility	56.7%	102.3%	92.9%
Dividend yield	0.0%	0.0%	0.0%

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Revenue Recognition – We record restaurant sales at the time food and liquor is served. We record retail sales at the time items are delivered to the customer. We have detailed below our revenue recognition policies for franchise and licensing agreements.

Franchise arrangements - Individual franchise arrangements generally include initial fees, as well as royalty fees based upon a percentage of sales. Our franchisees are granted the right to operate a restaurant using our system for a range of 10 to 20 years. Operating results at franchise-operated restaurants, including restaurant revenue and related expenses, are the responsibility of the franchise owner. Franchisees pay a non-refundable initial fee for each franchised location, and franchise fee which is recognized when we, the franchisor, have performed substantially all of our obligations. The amount of non-refundable initial franchise fee and franchise fee income was approximately $2.0 million, $1.1 million and $1.2 million for fiscal years 2004, 2003 and 2002 respectively. Franchising royalty fee income was approximately $7.4 million, $4.6 million, and $3.0 million for fiscal 2004, 2003 and 2002, respectively.

Licensing agreements and other income – We have licensing agreements for our retail products, one which expires in April 2010 with a renewal option of five years, and the other which is indefinite. Licensing revenue for fiscal years 2004, 2003 and 2002 was approximately $248,000, $209,000 and $210,000, respectively.

     Periodically, we provide additional services, beyond the general franchise agreement, to our franchised operations. The cost of these services are invoiced to the respective franchisee and are generally payable on net 30-day terms. Other income related to these services for fiscal years 2004 and 2003 was approximately $571,000 and $325,000, respectively.

     Recently Issued Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (FASB) issued its final statement SFAS No. 123r, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees and would eliminate the use of accounting for employee options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. We will be required to adopt this announcement effective with the beginning of our third fiscal quarter in 2005. We are currently determining the impact this pronouncement will have on our consolidated financial position and results of operations.

(2) INVENTORIES

     Inventories consisted approximately of the following at:

(In thousands)	January 2,	December 28,
	2005	2003
Food and beverage	$531	$540
Retail goods	63	121
Smallwares and supplies	929	938

	$1,523	$1,599

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(3) NOTES RECEIVABLE

     Notes receivable consisted approximately of the following at:

(in thousands)	January 2,	December 28,
	2005	2003
Famous Ribs of Georgia, LLC Famous Ribs of Snellville, LLC, Famous Ribs of Marietta, LLC, Famous Ribs of Alpharetta, LLC, — $1,300 amortized over 9 years at 3.27% interest, due November 2012, secured by property and equipment and guaranteed by the franchise owner.	$1,300	$1,300

Old School BBQ, Inc. – monthly installments of approximately $5.7 including interest at 9.0%, due November 2012, secured by property and equipment and guaranteed by the franchise owners.	384	422

Michael’s First, LLC – monthly installments of approximately $5 including interest at 9.6%, and due May 2010, secured by property and equipment and guaranteed by the franchise owner.	259	287

Utah BBQ, Inc. – monthly installments of approximately $0.9 and $8.6 including interest at 9.5%, due July 2007, secured by property and equipment and guaranteed by the franchise owners.	253	345

River Valley BBQ, Inc. – quarterly interest and principal installments of approximately $22 including interest at prime plus 1.50% (6.75% at January 2, 2005 and 5.50% at December 28, 2003), due December 2006, unsecured.	169	225

Line of credit for up to $50 – Rivervalley BBQ, Inc. – monthly interest only though December 2007 with total outstanding balance due December 2007 including interest at prime plus 1.50% (6.75% at January 2, 2005 and 5.50% at December 28, 2003), unsecured.	50	50

Competition BBQ, Inc. – monthly installments of approximately $0.4 including interest at 7.0% due January 2008, unsecured.	14	18

Total notes receivable	2,429	2,647

Current maturities	(273)	(252)

Long-term portion of notes receivable	$2,156	$2,395

     Future principal payments to be received on notes receivable are approximately as follows:

(in thousands)

Fiscal Year
2005	$273
2006	274
2007	342
2008	240
2009	250
Thereafter	1,050

Total	$2,429

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(4) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consisted approximately of the following at:

(in thousands)	January 2,	December 28,
	2005	2003
Land, buildings and improvements	$46,187	$46,167
Furniture, fixtures and equipment	20,599	20,093
Antiques	2,228	2,083
Land and building held for sale	1,281	1,281
Accumulated depreciation and amortization	(23,606)	(20,499)
Restaurant impairment reserve (1)	(2,025)	(1,978)

Property, equipment and leasehold improvements, net	$44,664	$47,147

(1)	An adjustment was booked in 2004 related to a 2003 impairment.

     Depreciation and amortization expense on property, equipment and leasehold improvements was approximately $4.5 million, $4.8 million and $4.6 million for fiscal years 2004, 2003, and 2002, respectively.

(5) INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Through February 26, 2003, we held an investment in an unconsolidated affiliate which related to our Company’s 40% investment in FUMUME, LLC (FUMUME), accounted for on the equity method of accounting. FUMUME operated two Isaac Hayes themed restaurants, one each in Chicago, Illinois and Memphis, Tennessee. In May 2001 our Company contributed (i) $825,507 in working capital, (ii) the assets comprising Famous Dave’s Ribs and Blues Club in Chicago and (iii) certain rights to use Famous Dave’s various licensed marks. Although FUMUME was responsible for the payment of the rent for the Chicago club, our Company remained contingently liable under the lease with the landowner. Our Company had an agreement with FUMUME to manage and operate the Chicago club. In addition, FUMUME opened a second club in Memphis in October 2001. Our Company recorded equity in loss of unconsolidated affiliate based on the greater of 40% of the net loss for the years ended December 29, 2002 and December 30, 2001 or 100% of the cash loss our Company was obligated to fund pursuant to the FUMUME operating agreement.

     For the year ended December 29, 2002, we recorded 100% of the cash losses, or approximately $1.1 million. We also recorded an impairment reserve of approximately $4.8 million, of which approximately $4.6 million was included in Equity in Losses and Impairment Reserve in Unconsolidated Affiliate. The impairment charge reflected our conclusion that we would not be able to recover the carrying value of the investment in the unconsolidated subsidiary.

     On February 26, 2003, we disposed of our 40% investment in FUMUME, thereby terminating our obligations to fund cash operating losses. On March 21, 2003, we completed a transaction with the landlord at the Chicago location that terminated our obligations under the lease. Losses of approximately $2.2 million relating to this equity investment were recorded during the first quarter of fiscal year 2003 and included lease termination fees, rent, property tax and legal fees through April 30, 2003, of approximately $1.6 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(6) LONG-TERM DEBT

     Long-term debt consisted approximately of the following at:

(in thousands)	January 2,	December 28,
	2005	2003
Notes payable – GE Capital Franchise Finance Corporation – monthly installments from approximately $13 to $20 including interest between 8.75% and 10.53% due between February 2020 and October 2023, secured by property and equipment.	$11,064	$11,318

Notes payable – GE Capital Franchise Finance Corporation – monthly installments from approximately $4 to $10 including interest between 3.80% and 3.89% plus the monthly LIBOR rate (effective rate between 6.39% and 6.48% at January 2, 2005, and between 4.92% and 5.01% at December 2, 2003) due between October 2009 and May 2017, secured by property and equipment.	1,297	1,389

Total long – term debt	12,361	12,707
Capital lease obligations	113	493
Less current maturities	(521)	(746)

Long – term debt net of current maturities	$11,953	$12,454

     Required principal payments on long-term debt over the next five years, excluding capital lease obligations are as follows:

(in thousands)

Fiscal Year
2005	$424
2006	426
2007	465
2008	505
2009	548
Thereafter	9,993

Total	$12,361

     The notes payable and financing lease obligations contain two main financial covenants. There is a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio that must be maintained during each fiscal year. As of January 2, 2005 and December 28, 2003, the Company was in compliance or had obtained waivers for all of its covenants.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(8) CAPITAL AND OPERATING LEASE OBLIGATIONS

     Our assets under capital leases consist of agreements for furniture, equipment and leasehold improvements. Capital leases outstanding under this agreement bear interest at an average rate of 8.1% and expire through February 2006. The obligations are secured by the property under lease. Total cost and accumulated amortization of the capital-leased assets were approximately $4.3 million and $4.1 million at January 2, 2005 and approximately $4.3 million and $3.7 million at December 28, 2003, respectively. We are depreciating the capital lease amounts over their useful life as defined by our capital asset policy.

     We have various operating leases for existing and future restaurants and corporate office space with lease terms ranging from 1 to 36 years, including lease options. Eight of the leases require percentage rent of between 3% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease cost for fiscal years 2004, 2003 and 2002 including rent, common area maintenance costs, real estate taxes and percentage rent, was approximately $4.8 million, $5.6 million and $4.6 million, respectively. Rent expense only (excluding percentage rent) was approximately $3.0 million, $3.4 million, and $2.0 million for fiscal years 2004, 2003, and 2002, respectively. Percentage rent was approximately $138,000, $128,000 and $145,000 for fiscal years 2004, 2003 and 2002, respectively.

     On December 30, 2004 we signed a lease agreement with Liberty Property Limited Partnership for a new corporate office in Minnetonka, Minnesota. The lease commences in August 2005, is for approximately 26,000 rentable square feet, and is for a term of 97 months, with two-five year renewal options. Minimum annual rent commitment over the lease term is approximately $4.6 million.

     Future minimum lease payments existing at January 2, 2005 including renewal options are:

(in thousands)
	Operating	Capital
Fiscal Year	Leases	Leases
2005	$3,338	$105
2006	3,408	17
2007	3,417	—
2008	3,338	—
2009	3,341	—
Thereafter	40,234	—

Total future minimum lease commitments	$57,076	$122
Less: sublease income	(9,512)	—
Less: interest at 4.9% - 15.4%	—	(9)

Total operating and capital lease obligations	$47,564	$113

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(9) RELATED PARTY TRANSACTIONS

     Stock Repurchase - In fiscal 2004, we purchased 200,000 shares of stock from our founder and former CEO, Dave Anderson for approximately $1.6 million.

     Famous Ribs of Georgia, Snellville, Marietta and Alpharetta, LLC – In fiscal 2004, we sublet three restaurants to our former President and CEO, Martin O’Dowd, for a total of $403,000 in lease payments for which he reimbursed us an equal amount to offset our rent expense for these three locations. In November 2003, we executed a signed purchase agreement with Mr. O’Dowd to purchase our three Atlanta area restaurants and operate them under franchise agreements. As part of the purchase price, we executed a signed note receivable in the amount of $1.3 million, with Mr. O’Dowd expected to submit periodic principal and interest payments, to us, over 9 years. In addition, Mr. O’Dowd entered into an area development agreement to develop additional Famous Dave’s franchise restaurants in defined areas of Georgia, and transferred his rights to the North Carolina market back to us.

     S&D Land Holdings, Inc. - S&D Land Holdings, Inc. (S&D) is a company wholly-owned by our founder and former CEO. Through May 29, 2003, we subleased three real estate units from S&D. On May 30, 2003, we acquired all of S&D’s leasehold interest in one of these properties and negotiated a new operating lease directly with the landlord. We paid S&D approximately $244,000 as full consideration for the assignment of the lease and termination of the sublease. This amount represented the unamortized balance of S&D’s original purchase price of the leasehold interest utilizing the 10% interest factor that was assumed by S&D and us on January 1, 1996 at the time the sublease was executed.

     On October 28, 2003, S&D assigned its leasehold interest in another one of the properties to one of our franchisees who had previously been subleasing the property from us. As a result of this transaction and pursuant to the terms of the existing agreements, our sub-lease with S&D at that location was also terminated. The third and final real estate lease agreement with S&D terminated on November 5, 2003 when an unrelated party purchased S&D’s leasehold interest in the property.

(10) STOCK OPTIONS, WARRANTS AND PERFORMANCE SHARES AND SHARE REPURCHASES

     As part of our acquisition of four restaurants during fiscal year 1999, we issued 200,000 warrants which were set to expire in December 2004. All stock warrants had been exercised or redeemed prior to their expiration. During 2004, 10,000 of the warrants were exercised at a price of $6.00 per share and we redeemed the remainder of the warrants for approximately $197,000 which represents the difference between the original exercise price of the warrants and the closing market price of the Company’s stock on the date of the transactions. At December 28, 2003, there were approximately 95,000 of these stock warrants outstanding and exercisable at an average exercise price of $6.63 per share.

     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan and a 1998 Director Stock Option Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations. Under the plans, an aggregate of approximately 306,500 shares of our Company’s common stock remained available for issuance at January 2, 2005. In general, the stock options we have issued under the Plans vest over a period of 5 years and expire 10 years from the date of grant.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(10) STOCK OPTIONS, WARRANTS, PERFORMANCE SHARES, AND SHARE REPURCHASES (continued)

     Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of	Weighted Average
	Options	Exercise Price
Options outstanding – December 30, 2001	1,747	$2.82
Granted	415	6.82
Canceled or expired	(147)	5.10
Exercised	(138)	2.22

Options outstanding – December 29, 2002	1,877	3.56
Granted	450	4.34
Canceled or expired	(357)	5.65
Exercised	(770)	2.64

Options outstanding – December 28, 2003	1,200	3.94
Granted	247	6.32
Canceled or expired	(135)	3.43
Exercised	(217)	3.26

Options outstanding – January 2, 2005	1,095	$4.67

Options exercisable – December 29, 2002	1,017	$2.59

Options exercisable – December 28, 2003	630	$3.28

Options exercisable – January 2, 2005	500	$3.80

Weighted average fair value of options granted during the year ended December 29, 2002		$5.80

Weighted average fair value of options granted during the year ended December 28, 2003		$1.94

Weighted average fair value of options granted during the year ended January 2, 2005		$4.44

     The following table summarizes information about stock options outstanding at January 2, 2005:

(number outstanding and exercisable in thousands)			Options
	Total outstanding			Exercisable
		Weighted-average
Exercise	Number	remaining	Weighted-average	Number	Weighted-average
prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.00 - $2.63	172	3.52 years	$2.16	170	$2.16

$3.09 - $4.18	421	7.41 years	$3.85	239	$3.84

$4.82 - $6.72	457	8.81 years	$6.05	56	$5.94

$7.64 - $8.07	45	5.16 years	$7.98	35	$8.06

$2.00 - $8.07	1,095	7.28 years	$4.67	500	$3.80

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(10) STOCK OPTIONS, WARRANTS, PERFORMANCE SHARES, AND SHARE REPURCHASES (continued)

     On February 18, 2004, our Board of Directors approved an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their bonus compensation for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the bonuses are approved by the Board of Directors. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases.

     We granted our President and CEO, David Goronkin, a bonus of $93,750 in 2004 for his performance during fiscal 2003 that was subject to forfeiture based on certain fiscal 2004 performance criteria. Mr. Goronkin elected to defer this bonus, for a one-year timeframe in accordance with the Deferred Stock Unit Plan discussed above. As a result of Mr. Goronkin’s deferral and the increase in the share price of our common stock during the deferred period, we recognized approximately $68,000 of compensation expense in our consolidated statement of operations in fiscal 2004 as related to the Deferred Stock Unit Plan.

     On February 18, 2004, the Compensation Committee of our Board of Directors established a program under which management and certain director-level employees may be granted performance shares, under the Plans, subject to certain contingencies. Issuance of the shares underlying the performance share grants are contingent upon the company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years following the grant. Upon achieving the minimum percentage, and provided that the recipient remains an employee during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is equal to the percentage of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.

     No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with this program, we recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statement of operations throughout the performance period.

     On February 18, 2004, our Board of Directors awarded 33,500 performance share grants to eligible employees for the fiscal 2004 - fiscal 2006 timeframe. Accordingly, we have recognized approximately $142,000 of compensation expense in our consolidated statement of operations for fiscal 2004 related to this program.

     On May 12, 2004, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock. Under the repurchase plan, we repurchased 1.0 million shares from time-to-time in both the open market and through privately negotiated transactions, at an average market price of $7.44, excluding commissions. The repurchases were funded entirely from the Company’s working capital and cash flow. On September 22, 2004, we announced the completion of our stock repurchase plan.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(10) STOCK OPTIONS, WARRANTS AND PERFORMANCE SHARES (continued)

     On November 2, 2004, our Board of Directors authorized the repurchase of up to an additional 1.0 million shares of our common stock. The shares may be repurchased from time-to-time in both the open market or through privately negotiated transactions and are expected to be funded from the Company’s available working capital. As of January 2, 2005, we had purchased 45,100 outstanding shares under this program at an average market price of $9.70, excluding commissions.

(11) INCOME TAXES

     At January 2, 2005, we had cumulative net operating loss carry-forwards of approximately $12.2 million for federal and approximately $9.7 million for state, which will begin to expire in 2011 if not used. We also had cumulative tax credit carry-forwards of approximately $1.8 million which, if not used, will begin to expire in 2011.

     The (provision for) benefit from income taxes consisted of the following:

(in thousands)	Fiscal Year
	2004	2003	2002
Current income tax provision	$(1,900)	$—	$—
Deferred income tax benefit	—	1,778	1,211

Total (provision for) benefit from income taxes	$(1,900)	$1,778	$1,211

     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal 2004, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, “Accounting for Income Taxes” by assessing the available positive and negative evidence surrounding its recoverability. We believe that the realization of the deferred tax asset is more likely than not based on our taxable income for fiscal 2004 and based on the expectation that our Company will generate the necessary taxable income in future years.

     Our Company’s deferred tax assets were as follows at:

(in thousands)	January 2,	December 28,
	2005	2003
Net operating loss carry-forwards	$4,658	$7,151
Property and equipment basis difference	1,221	1,043
Tax credit carryovers	1,772	1,290
Other	149	(261)

Total deferred tax asset	7,800	9,223
Less: current portion	3,342	2,285

Deferred tax asset, long term	$4,458	$6,938

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(11) INCOME TAXES (continued)

     Reconciliation between the statutory rate and the effective tax rate for the fiscal years is as follows:

	Fiscal Year
	2004	2003	2002
Federal statutory tax rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	4.0	(5.0)	(5.0)
Tax effect of permanent differences	3.4	3.6	5.9
Tax effect of tip credit	(6.2)	(6.1)	(13.1)
Other	—	3.5	(10.5)

Effective tax rate	35.2%	(38.0)%	(56.7)%

(12) SUPPLEMENTAL CASH FLOWS INFORMATION:

(in thousands)	Fiscal Year
	2004	2003	2002
Cash paid for interest	$1,727	$1,786	$1,402

Cash paid for taxes	$14	$6	$141

Non-cash investing and financing activities:
Property, equipment and leasehold improvements purchased with notes payable	$—	$1,600	$4,377

Deferred tax asset related to tax benefit of stock options exercised	$303	$443	$707

Common stock issued in connection with restaurants acquired	$—	$—	$206

Notes receivable in connection with sale of restaurants, net of deferred gain recorded	$—	$1,300	$2,187

Equipment purchased under capital lease obligation	$—	$—	$45

(13) RETIREMENT SAVINGS PLAN

     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. During 2004, we matched 30% of the employee’s contribution up to 9% of their earnings. Employer matching contributions were approximately $118,000, $96,000 and $61,000 for fiscal years 2004, 2003 and 2002, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(14) COMMITMENTS AND CONTINGENCIES

     Litgation - During the fourth quarter of 2004, a subsidiary of the Company was named as a defendant in a lawsuit filed in the Court of Common Pleas, Warren County, Ohio. The lawsuit related to, among other things, various alleged defaults by a franchisee of the Company under its Middletown, Ohio lease and defaults by the Company’s subsidiary under a guaranty agreement pursuant to which the subsidiary guaranteed the franchisee’s performance under the lease.

     On January 25, 2005, we entered into a settlement agreement in which the plaintiffs released all claims asserted against us and our subsidiaries in exchange for a payment of $325,000. In addition, the plaintiffs released and terminated the subject guaranty and all rights thereunder. We intend to seek reimbursement for all amounts paid through the pursuit of available remedies.

     From time-to-time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial position and results of operations. Currently, there are no significant legal matters pending.

     Employment agreement - On July 25, 2003, we entered into an employment agreement with our Chief Executive Officer. The agreement required minimum annual compensation of $450,000 and had a term of two years from August 11, 2003. On February 25, 2005, the Company entered into a new employment agreement with David Goronkin, its Chief Executive Officer, which replaces the previous employment agreement that was scheduled to expire in August 2005. The new agreement is effective January 1, 2005, has a one-year term, and will automatically renew for successive one-year terms. See Note 16, Subsequent Events for an expanded discussion of the terms of the agreement.

(15) SELECTED QUARTERLY DATA-UNAUDITED

     The following represents unaudited selected quarterly financial information for fiscal years 2004 and 2003:

(in thousands, except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$22,647	$23,007	$25,404	$25,941	$25,967	$25,970	$25,307	$22,822
Income (loss) from operations	1,284	776	2,112	(1,505)	2,582	1,247	1,387	(711)
Net income (loss)	527	(1,095)	996	(1,503)	1,270	478	705	(778)
Basic Net income (loss) per common share	0.04	(0.10)	0.08	(0.13)	0.11	0.04	0.06	(0.06)
Diluted net income (loss) per common share	0.04	(0.10)	0.08	(0.13)	0.11	0.04	0.06	(0.06)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(16) SUBSEQUENT EVENTS – UNAUDITED

     On October 29, 2004, the Company and one of its franchisees were named as defendants in a lawsuit filed in the Court of Common Pleas, Warren County, Ohio. The lawsuit relates to, among other things, various alleged defaults by the franchisee under its Middletown, Ohio lease, for which the landlord is seeking damages. The lawsuit also alleges the failure of the franchisee to pay for electrical work done on the leased premises, for which the electrical contractor has filed a mechanics lien and is seeking damages. On January 25, 2005, we entered into a settlement agreement in which the plaintiffs released all claims asserted against us and our subsidiaries in exchange for a payment of $325,000. In addition, the plaintiffs released and terminated the subject guaranty and all rights thereunder. We intend to seek reimbursement for all amounts paid through the pursuit of available remedies.

     On January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which establishes a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate plus 2.00%. Unused portions of the facility will be subject to an unused facility fee equal to 0.5% of the unused portion.

     We expect to use any borrowings under the credit agreement for general working capital purposes and for the repurchase of shares under our share repurchase program. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property.

     The credit agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company, among others. The credit agreement also includes financial covenants.

     On February 25, 2005, the Company entered into a new employment agreement with David Goronkin, its Chief Executive Officer. It replaces the previous employment agreement that was scheduled to expire in August 2005. The new agreement is effective January 1, 2005, has a one-year term, and will automatically renew for successive one-year terms. Pursuant to the new agreement, Mr. Goronkin receives an annualized base salary of $472,500 (subject to increase at the discretion of the Board) and is eligible for a bonus of up to 75% of his base salary, as determined by the Compensation Committee of the Board of Directors, based on Mr. Goronkin’s satisfaction of certain performance-based criteria. The Company has filed an 8-K dated March 2, 2005 containing this agreement as Exhibit 10.1.

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
				Credits to Costs
				and Expenses
(in thousands)	Balance at	Charged to Costs	Charged to Other	and other	Balance at
	Beginning of Period	and Expenses	Accounts(1)	accounts	End of Period
Year ended December 29, 2002:
Allowance for doubtful accounts	$45.3	$217.5	$—	$(137.8)	$125.0
Reserve for long-lived assets	$819.0	$—	$37.1	$(52.1)	$804.0

Year ended December 28, 2003:
Allowance for doubtful accounts	$125.0	$90.0	$—	$(116.50)	$98.5
Reserve for long-lived assets	$804.0	$4,725.4	$3,519.3	$(7,071.0)	$1,977.7
Assets held for Sale	$—	$—	$1,281.1	$—	$1,281.1

Year ended January 2, 2005:
Allowance for doubtful accounts	$98.5	$—	$—	$(88.9)	$9.6
Reserve for long-lived assets	$1,977.7	$58.6	$38.1	$(49.2)	$2,025.2
Assets held for sale	$1,281.1	$—	$—	$—	$1,281.1

(1)	Additions due to a balance sheet reclassification

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.1	Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference from Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	Agreement, dated as of January 21, 2000, by and between S&D Land Holdings, Inc., Grand Pines Resorts, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.19 to Form 10-Q filed May 16, 2000

10.3	Promissory Note, dated January 21, 2000, by Famous Dave’s of America, Inc. and payable to S&D Land Holdings, Inc., in the initial principal amount of $750,000, incorporated by reference from Exhibit 10.20 to Form 10-Q filed May 16, 2000

10.4	Loan Agreement, dated as of January 21, 2000, by and between FFCA Acquisition Corporation and MinWood Partners, Inc., incorporated by reference from Exhibit 10.21 to Form 10-Q filed May 16, 2000

10.5	Master Lease, dated as of January 21, 2000, by and between MinWood Partners, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.22 to Form 10-Q filed May 16, 2000

10.6	Loan Agreement, dated as of August 4, 2000, by and between FFCA Funding Corporation and FDA Properties, Inc., incorporated by reference from Exhibit 10.13 to Form 10-K filed March 29, 2001

10.7	Master Lease, dated as of August 4, 2000, by and between FDA Properties, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.5 to Form 10-K filed March 29, 2001

10.8	Amendment No. 1 to Employment Agreement dated September 1, 2001 between Famous Dave’s of America, Inc. and Martin J. O’Dowd, incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 14, 2001

10.9	Agreement and Assignment of Lease Rights dated May 30, 2003 by and between S&D Land Holdings, Inc. and the Company, incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 12, 2003

EXHIBITS (continued)

Exhibit No.	Description

10.10	1997 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.11 to Form 10-Q filed August 14, 2002

10.11	1995 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.12	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.13	Employment Agreement dated July 25, 2003 by and between Famous Dave’s of America, Inc. and David Goronkin, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 10, 2003

10.14	Executive Elective Deferred Stock Unit Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 11, 2004

10.15	Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated January 28, 2005

10.16	Employment Agreement dated February 25, 2005 by and between David Goronkin, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2005

10.17	Form of 2005-2007 Performance Share Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 2, 2005

10.18	Schedule of grants made under the Form of 2005-2007 Performance Share Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K filed March 2, 2005

10.19	Famous Dave’s of America, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed March 2, 2005

21.0	Subsidiaries of Famous Dave’s of America, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: March 18, 2005	By:	/s/ David Goronkin

David Goronkin
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 18, 2005 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ David Goronkin	President, Chief Executive Officer, and Director
(principal executive officer)
David Goronkin

/s/ Diana Garvis Purcel	Vice President, Chief Financial Officer, and Secretary
(principal financial and accounting officer)
Diana Garvis Purcel

/s/ K. Jeffrey Dahlberg	Director

K. Jeffrey Dahlberg

/s/ F. Lane Cardwell, Jr.	Director

F. Lane Cardwell, Jr.

/s/ Mary L. Jeffries	Director

Mary L. Jeffries

/s/ Richard L. Monfort	Director

Richard L. Monfort

/s/ Dean A. Riesen	Director

Dean A. Riesen