Form 10-Q
period 2005-04-03
FAMOUS DAVES OF AMERICA INC
filed 2005-05-13
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2005

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
Yes  X  No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 25, 2004 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on June 25, 2004 was $78,768,109. As of May 10, 2005, 10,941,826 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets
	As of April 3, 2005 and January 2, 2005	3

	Consolidated Statements of Operations	4
	For the three months ended April 3, 2005 and March 28, 2004

	Consolidated Statements of Cash Flows	5
	For the three months ended April 3, 2005 and March 28, 2004

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and	11
	Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 2	Purchases of Equity Securities by the Issuer	22

Item 5	Other Information	23

Item 6	Exhibits	23

	SIGNATURES

	CERTIFICATIONS
Form of Amended/Restated 2004-2006 Performance Share Agreement
Schedule of Grants made under Amended/Restated 2004-2006 Performance Share Agreement
Form of Amended/Restated 2005-2007 Performance Share Agreement
Schedule of Grants made under Amended/Restated 2005-2007 Performance Share Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO to 18 U.S.C. Section 1350

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 3, 2005 AND JANUARY 2, 2005
(in thousands, except share and per-share data)

	April 3,	January 2,
	2005	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,674	$11,170
Restricted cash	359	39
Accounts receivable, net	1,576	2,289
Inventories	1,502	1,523
Prepaid expenses and other current assets	4,910	4,747

Total current assets	15,021	19,768

Property, equipment and leasehold improvements, net	44,366	44,664

Other assets:
Notes receivable, less current portion	2,092	2,156
Deferred tax asset, less current portion	4,458	4,458
Other assets	933	867

	$66,870	$71,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	—
Current portion of long-term debt	402	424
Current portion of capital leases	85	97
Accounts payable	2,269	4,138
Other current liabilities	5,269	4,352

Total current liabilities	8,025	9,011

Long-term liabilities:
Long-term debt, less current portion	11,831	11,937
Capital leases, less current portion	—	16
Financing leases	4,500	4,500
Other liabilities, net	3,214	3,106

Total liabilities	27,570	28,570

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 11,101,000 and 11,340,000 shares issued and outstanding	111	113
Additional paid-in capital	45,100	49,674
Accumulated deficit	(5,911)	(6,444)

Total shareholders’ equity	39,300	43,343

	$66,870	71,913

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
APRIL 3, 2005 AND MARCH 28, 2004
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2005	2004
Revenue:
Restaurant sales, net	$20,743	$20,573
Franchise royalty revenue	2,143	1,584
Franchise fee revenue	395	438
Licensing and other revenue	215	52

Total revenue	23,496	22,647

Costs and expenses:
Food and beverage costs	6,349	6,407
Labor and benefits	6,293	6,336
Operating expenses	5,066	5,004
Depreciation and amortization	1,123	1,118
General and administrative	3,373	2,498

Total costs and expenses	22,204	21,363

Income from operations	1,292	1,284

Other income (expense):
Interest expense	(480)	(481)
Interest income	94	75
Other expense, net	(47)	(11)

Total other expense	(433)	(417)

Income before income taxes	859	867

Income tax provision	(326)	(340)

Net income	$533	$527

Basic and diluted net income per common share	$0.05	$0.04

Weighted average common shares outstanding — basic	11,329,000	12,279,000

Weighted average common shares outstanding — diluted	11,720,000	12,641,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
APRIL 3, 2005 AND MARCH 28, 2004
(in thousands)
(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2005	2004
Cash flows from operating activities:
Net income	$533	$527
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,123	1,118
Amortization of deferred financing costs	14	11
Loss on disposal of property	4	6
Deferred tax asset	286	337
Deferred rent	108	117
Deferred compensation	206	52
Other non-cash items affecting earnings	—	10
Changes in operating assets and liabilities:
Restricted cash	(320)	(287)
Accounts receivable, net	205	521
Inventories	21	12
Prepaids and other current assets	101	(60)
Deposits	5	(42)
Accounts payable	(1,869)	821
Other current liabilities	663	(1,621)

Cash flows provided by operations	1,080	1,522

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(829)	(367)
Payments received on notes receivable	70	44

Cash flows used for investing activities	(759)	(323)

Cash flows from financing activities:
Payments for debt issuance costs	(85)	—
Payments on long-term debt	(128)	(88)
Payments on capital lease obligations	(28)	(136)
Proceeds from exercise of stock options	394	464
Repurchase of common stock	(4,970)	—

Cash flows (used for) provided by financing activities	(4,817)	240

(Decrease) increase in cash and cash equivalents	(4,496)	1,439

Cash and cash equivalents, beginning of period	11,170	9,964

Cash and cash equivalents, end of period	$6,674	$11,403

Supplemental cash flow information:
Interest paid during the period	$516	$436

Income taxes paid during the period	$206	$4

Non-Cash items:
Reclass of accounts receivable to other current assets	$508	$—

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of April 3, 2005, there were 109 restaurants operating in 25 states, including 38 company-owned restaurants and 71 franchise-operated restaurants. An additional 171 franchise restaurants were committed to be developed through signed area development agreements at April 3, 2005.

     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of April 3, 2005 and January 2, 2005 and for the three-month periods ended April 3, 2005 and March 28, 2004. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2004 Form 10-K as filed with the SEC.

     Certain reclassifications have been made to prior periods to conform to the current presentations.

     Due to the seasonality of our business, revenue and operating results for the three months ended April 3, 2005 are not necessarily indicative of the results to be expected for the full year.

(2)	Net Income Per Common Share

     Basic net income per common share (“EPS”) is computed by dividing the net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options and warrants when dilutive.

     Following is a reconciliation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended
	April 3,	March 28,
	2005	2004
Net income per common share — basic:
Net income	$533	$527
Weighted average shares outstanding	11,329	12,279
Net income per common share — basic	$0.05	$0.04

Net income per common share — diluted:
Net income	$533	$527
Weighted average shares outstanding	11,329	12,279
Dilutive impact of common stock equivalents outstanding	391	362

Adjusted weighted average shares outstanding	11,720	12,641
Net income per common share — diluted	$0.05	$0.04

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Net Income Per Common Share (continued)

     All options outstanding as of April 3, 2005 were used in the computation of diluted earnings per common share as of April 3, 2005. Options and warrants to purchase approximately 209,000 shares of common stock with a weighted average exercise price of $7.13 were outstanding at March 28, 2004, but were not included in the computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the period.

(3)	Public Relations and Marketing Development Fund

     Beginning in fiscal 2004, we established a system-wide public relations and marketing fund. Company-owned restaurants, in addition to franchise-operated restaurants whose franchise agreements were signed after January 1, 2004, are required to contribute a percentage of sales, currently 1.0%, to the fund that will be used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of April 3, 2005 and January 2, 2005.

(4)	Credit Facility

     On January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which establishes a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate plus 2.0% (7.75% at April 3, 2005). Unused portions of the facility will be subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of April 3, 2005.

     We expect to use any borrowings under the credit agreement for general working capital purposes and for the repurchase of shares under our share repurchase program. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property.

     The credit agreement contains certain financial covenants and customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company, among others. The credit agreement also includes financial covenants. We were in compliance with all of the covenants under this credit facility as of April 3, 2005.

(5)	Stock-Based Compensation

     In accordance with Accounting Principles Board (APB) Opinion No. 25, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Famous Dave’s common stock at the date of grant over the amount the employee must pay for the stock. Our policy is to grant stock options at the quoted market price at the date of grant. No compensation expense has been recognized for options issued to employees during the three month periods ended April 3, 2005 or March 28, 2004. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Stock-Based Compensation (continued)

(in thousands, except per share data)	Three Months Ended
	April 3,	March 28,
	2005	2004
Net income as reported	$533	$527
Less: Compensation expense determined under the fair value method, net of tax	(147)	(300)

Pro forma net income	$386	$227

Net income per common share:

Basic EPS as reported	$0.05	$0.04
Basic EPS pro forma	0.03	0.02

Diluted EPS as reported	$0.05	$0.04
Diluted EPS pro forma	0.03	0.02

     In determining the compensation cost of the options granted during the first quarter of fiscal 2005 and 2004, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	2005	2004
Risk free interest rate	4.0%	4.4%
Expected life of options	6 years	10 years
Expected volatility	68.7%	56.7%
Dividend yield	0.0%	0.0%

(6)	Compensation Arrangements

     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their bonus compensation for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the bonuses are approved by the Board of Directors. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases.

     In accordance with the plan discussed above, on February 18, 2004, David Goronkin, our President and CEO, elected to defer his 2003 bonus of $93,750 for a one-year timeframe. As a result of the increase in the share price of our common stock during fiscal 2004, we recognized approximately $68,000 of compensation expense in fiscal 2004, of which approximately $30,000 was recognized in the first quarter of 2004. Mr. Goronkin’s fiscal 2003 bonus, including the original amount deferred and the appreciation was paid to him during first quarter of 2005.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Compensation Arrangements (continued)

     On February 25, 2005, several of our executives elected to defer a portion of their 2004 bonuses, totaling approximately $77,000, in accordance with the Deferred Stock Unit Plan discussed above. As a result of the increase in the share price of our common stock during the first quarter 2005, we have recognized approximately $15,000 of compensation expense in our consolidated statement of operations for the first quarter ended April 3, 2005 as related to this plan.

     We also have a program under which management and certain director-level employees may be granted performance shares under the 1995 Stock Option and Compensation Plan and the 1997 Employee Stock Option Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants are contingent upon the Company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years following the grant. Upon achieving the minimum percentage, and provided that the recipient remains an employee during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is equal to the percentage of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.

     No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with this program, we recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statement of operations throughout the performance period.

     We currently have two performance programs in progress. On February 18, 2004 our board of directors awarded 33,500 performance share grants to eligible employees for the fiscal 2004 - fiscal 2006 timeframe and on February 25, 2005, our board of directors awarded 134,920 performance share grants to eligible employees for the fiscal 2005 - fiscal 2007 timeframe. We recognized approximately $39,000 and $152,000 of compensation expense in our consolidated statement of operations for the first quarter ended April 3, 2005 related to the fiscal 2004-2006 and fiscal 2005-2007 programs, respectively. We recognized approximately $22,000 of compensation expense in our consolidated statement of operations for the first quarter ended March 28, 2004 related to the fiscal 2004-2006 program.

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

(7)	Common Share Repurchases

     On November 2, 2004, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock. The shares may be repurchased from time-to-time in both the open market or through privately negotiated transactions and are expected to be funded from our available working capital and cash flow. As of April 3, 2005, we had repurchased 407,700 outstanding shares under this program at an average market price of $13.24, excluding commissions. During the first quarter of fiscal 2005, we repurchased 362,600 outstanding shares under this program at an average market price of $13.68, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	Other Current Assets

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

     On January 25, 2005, we entered into a settlement agreement in which the plaintiffs released all claims asserted against us and our subsidiaries in exchange for a payment of $325,000. In addition, the plaintiffs released and terminated the subject guaranty and all rights thereunder. Pursuant to certain indemnity and guaranty agreements, we have a right to recover the settlement payment amount and related costs from the franchisee and its affiliates. On May 11, 2005, we entered into an asset purchase agreement with the franchisee and its lender under which we would acquire from the franchisee the assets comprising our franchised location in Florence, Kentucky for a purchase price amount that is net of the settlement amount and related costs, as well as other amounts due to us from the franchisee. The consummation of this transaction is contingent upon, among other things, completion of due diligence to our satisfaction. Because the franchisee has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, consummation of the transaction will also be contingent upon approval by the United States Bankruptcy Court. Subject to consummation of the transaction, the amounts to be recovered from the franchisee will be fully realized and, as a result, we have reclassified $508,000 from accounts receivable to other current assets on our balance sheet as of April 3, 2005.

(9)	Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued its final statement SFAS No. 123r, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees and would eliminate the use of accounting for employee options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for SFAS No. 123r. We will now be required to implement this standard effective with the beginning of our 2006 fiscal year. We are currently determining the impact this pronouncement will have on our consolidated financial position and results of operations.

(10)	Subsequent Events

     On May 12, 2005, The Company’s shareholders approved the adoption of the Famous Dave’s of America, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the granting of stock based awards to purchase up to 450,000 shares of the Company’s common stock. Under the 2005 Plan, the Company’s board of directors or a committee of two or more non-employee directors designated by our board will administer the 2005 Plan and will have the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to our employees, directors and consultants. The types of awards that may be granted under the 2005 Plan will include performance shares, incentive and non-qualified stock options, restricted and unrestricted stock appreciation rights and other stock-based awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the board of directors or committee in their sole discretion.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANYALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

OVERVIEW

     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of April 3, 2005, there were 109 Famous Dave’s restaurants operating in 25 states, including 38 company-owned restaurants and 71 franchise-operated restaurants. An additional 171 franchise restaurants were in various stages of development as of April 3, 2005.

     Fiscal Year

     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Fiscal 2005, which ends on January 1, 2006, will consist of 52 weeks.

     Revenue

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANYALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General and Administrative Expenses

     General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, employee benefits, legal fees, consulting fees, travel, rent and general insurance are major items in this category. The Company also incurs expenses associated with new franchise-operated restaurant openings, for which the franchisee is required to reimburse. The revenue associated with the opening assistance and training is reflected in other revenue and the corresponding expenses are included in general and administrative costs.

     The following table presents items in our Consolidated Statements of Operations as a percentage of total revenue or restaurant sales, as indicated, for the following periods(1):

	Three Months Ended
	April 3,	March 28,
	2005	2004
Restaurant sales, net	88.3%	90.8%
Other revenue	11.7	9.2

Total revenue	100.0	100.0

Restaurant costs and expenses:
Food and beverage costs (2)	30.6	31.1
Labor and benefits (2)	30.3	30.8
Operating expenses (2)	24.4	24.3
Depreciation and amortization (restaurant level) (2)	5.0	5.1

Total costs and expenses (2)	90.3	91.3
Income from restaurant operations (2)	9.7	8.7

General and administrative (3)	14.4	11.0
Depreciation and amortization (corporate) (3)	0.4	0.3

Income from operations (3)	5.5%	5.7%

(1)	Data regarding our restaurant operations as presented in the table above, includes sales, costs and expenses associated with our Rib Team, which netted to a loss of $19,000 and $121,000 for the first quarter of 2005 and 2004, respectively. Our Rib Team travels the country introducing people to our brand of barbeque and builds brand awareness.

(2)	As a percentage of restaurant sales, net.

(3)	As a percentage of total revenue.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANYALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 2, 2005.

     Total Revenue

     Total revenue of approximately $23.5 million for the first quarter of fiscal 2005 increased approximately $849,000 or 3.7% over revenue of approximately $22.6 million for the comparable quarter in fiscal 2004.

     Restaurant Sales

     Restaurant sales for the first quarter of 2005 were $20.7 million compared to $20.6 million for the same period in 2004, reflecting a 0.8% increase.

     Franchise-Related Revenue

     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was $2.5 million for the first quarter of 2005, representing a 25.5% increase over the comparable period of 2004, primarily reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 35.3% reflecting the annualization of 13 franchise restaurants that opened in fiscal 2004 in addition to the 5 new franchise restaurants opened in the first quarter of fiscal 2005. There were 71 franchise-operated restaurants opened at April 3, 2005 compared to 54 at March 28, 2004.

     Licensing and Other Revenue

     Licensing revenue includes royalties from a retail line of business, including sauces and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2005, the licensing royalty income was $77,000 compared to $52,000 for the comparable period of fiscal 2004. Other revenue for the fiscal 2005 first quarter was approximately $138,000, compared to zero for the comparable prior year quarter. The amount of other revenue is expected to grow based on the level of opening assistance we may be required to provide during the remaining 20-25 franchised openings planned for 2005.

     Same Store Net Sales

     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2005 increased approximately 1.1%, compared to fiscal 2004’s first quarter decline of approximately 2.2%. For the first quarter of 2005, there were 38 restaurants included in the company-owned base as compared to 35 restaurants in the first quarter of 2004. We believe that the increase in same store net sales reflects of the success of our limited time offerings, a focus on operational excellence and execution in our restaurants, and two price increases of approximately 2.0% in July of 2004, and approximately 1.0% in January of 2005. These items were particularly offset by the 0.4% negative impact from Easter falling in the first quarter of 2005 compared to Easter falling in the second quarter of 2004, severe weather that occurred on two separate weekends during the first quarter of 2005 that swept through our core markets, negatively impacting sales.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANYALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Same Store Net Sales (continued)

     Same store net sales for franchise-operated restaurants for the first quarter of 2005 decreased 1.9%, compared to a decrease of 2.6% for the first quarter of fiscal 2004. For the first quarter of 2005 and 2004 there were 38 and 28 restaurants, respectively, included in the franchise-operated comparable sales base.

     Average Weekly Net Sales

     Weighted average weekly net sales for our company-owned and franchise-operated restaurants during the first three months of fiscal 2005 were $41,960 and $51,929 respectively. During the first three months of fiscal 2004, weighted average weekly net sales for our company-owned and franchise-operated restaurants were $41,633 and $49,640 respectively. The weighted average weekly volume for our full-service restaurants was $43,257, while the average weekly volume for our counter-service restaurants was $36,215. The favorable trend in average weekly sales for both company-owned and franchise-operated restaurants reflects the success of our total brand building efforts.

     Food and Beverage Costs

     Food and beverage costs for the first three months of fiscal 2005 were approximately $6.3 million or 30.6% of net restaurant sales, compared to approximately $6.4 million or 31.1% of net restaurant sales for the first three months of fiscal 2004.

     The decrease in food costs as a percentage of net restaurant sales reflects the menu price increases implemented in the third quarter of 2004 and the first quarter of 2005 totaling approximately 3.0%, operational efficiencies and our ability to leverage our menu and offset higher food costs through usage of our limited time offerings. Our brisket contract renews in July 2005 and we are watching the beef market closely. We anticipate that food costs, as a percent of net restaurant sales, will remain relatively flat as we continue to work towards offsetting contract pricing increases through menu mix and margin opportunities. We believe that we have an opportunity to continue to mitigate the impact that the recently renewed food contracts have on our margin through menu engineering such as with the use of our limited time offerings, which typically have higher margin, and leveraging adult beverage sales. Additionally, we will evaluate taking a price increase as appropriate.

     We believe that we have opportunities in margin as a result of our adult beverage program, which consists of expanded drink offerings, a new wine list and an updated selection of tap and bottled beers. In addition to new barware and media support, we have also invested in training resources in support of the program. Our adult-beverage sales as a percentage of our dine-in sales are approximately 11%. While we don’t intend to become a destination bar, we believe we can move this percentage to the low to mid-teens over time, and these sales carry on average 500 to 800 basis points more margin then many of our core product offerings.

     In order to capitalize on this opportunity, our summer promotions will highlight a variety of food and beverage pairings. We will be featuring the Ultimate BBQ Burger, which is a half pound hamburger that is topped with two ounces of Georgia chopped pork, jalapeno bacon, cheddar cheese, and slathered with our new Beam and Cola BBQ Sauce. This sandwich will be paired with a promotion that features our assortment of beer, served in a bucket. We will also be promoting our Sticky Wings appetizer, which are chicken wings that are first skewered, grilled, and then caramelized in the Beam & Cola sauce. Our adult beverage pairing with the sticky wings is our watermelon lemonade, which also includes Jim Beam bourbon and Midori liquor as key ingredients.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Labor and Benefits

     Labor and benefits at the restaurant level for the three months ended April 3, 2005 were approximately $6.3 million or 30.3% of net restaurant sales, compared to approximately $6.3 million or 30.8% of net restaurant sales for the three months ended March 28, 2004. The decrease in labor and benefits as a percentage of net restaurant sales reflects higher sales volume in 2005 and favorable hourly labor productivity offset by higher payroll taxes and workers compensation. During fiscal 2005, we are expecting labor and benefits as a percentage of net restaurant sales to remain relatively flat to fiscal 2004.

     Operating Expenses

     Operating expenses for the first quarter of fiscal 2005, were approximately $5.1 million or 24.4% of net restaurant sales, compared to operating expenses of approximately $5.0 million or 24.3% of net restaurant sales for the first quarter of fiscal 2004. The increase in operating expense was due to increases in supplies, repairs and maintenance and higher utility costs particularly offset by lower levels of advertising year over year. During the remainder of fiscal 2005, operating expenses as a percentage of net restaurant sales are expected to decrease from the percentage in fiscal 2004, primarily due to further leveraging of fixed costs.

     Depreciation and Amortization

     Depreciation and amortization expense for the first quarter of 2005 was approximately $1.1 million or 4.8% of total revenue, essentially flat to depreciation and amortization expense for the first quarter of 2004. During fiscal 2005, depreciation and amortization is expected to remain relatively flat to fiscal 2004 levels as depreciation from asset additions are offset by assets that will be fully depreciated during fiscal 2005.

     Pre-opening Expenses

     No new company-owned restaurants were opened during the three months ending April 3, 2005 or March 28, 2004. We plan to open up to two company-owned restaurants towards the end of fiscal 2005 with pre-opening costs estimated at approximately $300,000.

     General and Administrative Expenses

     General and administrative expenses for the first quarter of 2005 were approximately $3.4 million or 14.4% of total revenue, compared to approximately $2.5 million or 11.0% of total revenue for the first quarter of 2004. This percentage is higher in the first fiscal quarter due to lower revenue in the first quarter, typically. The increase in general and administrative expenses year over year reflects an increase in infrastructure, primarily at the corporate office to support our growth, in addition to expenses related to our stock-based compensation programs. General and administrative expenses as a percent of total revenue, excluding franchise-related services and stock based compensation was 13% for the first quarter of 2005. On an annual basis for fiscal 2005, we expect general and administrative expenses to increase approximately 150-200 basis points as a percentage of total revenue, as a result of the increased cost of the performance share program, and as a result of the services we expect to provide to the remaining 20-25 expected 2005 franchise-operated openings.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest Expense

     Interest expense was approximately $480,000 or 2.0% of total revenue for the first three months of 2005, compared to approximately $481,000 or 2.1% of total revenue for the comparable first three months of 2004. This line item represents interest expense from capital lease obligations, notes payable and financing lease obligations partially offset by interest income received on short-term cash and cash equivalents balances. We continue to expect interest expense to increase moderately from fiscal 2004 levels due to the newly available $10.0 million line of credit obtained in early 2005, which carries a variable rate as well as a 0.5% non-use fee, and the increased amortization of deferred financing costs related to this line.

     Interest Income

     Interest income was approximately $94,000 and $75,000 for the first three months of 2005 and 2004, respectively. We expect interest income to decrease slightly due to lower cash balances resulting from our stock buy back plan.

     Other Expense, net

     During the first quarter of 2005, we recorded other expense, net, of approximately $47,000, which compares to other expense, net, of approximately $11,000 for the first quarter of 2004.

     Income Tax Provision

     For the first quarter of 2005, we recorded a provision for income taxes of approximately $326,000, or approximately 38.0% of income before taxes, compared to a tax provision of approximately $340,000, or 39% of income before taxes for the first quarter of 2004. We estimate a 38% tax provision for fiscal 2005.

     Basic and Diluted Net Income Per Common Share

     Net income for the three months ended April 3, 2005 was approximately $533,000 or $0.05 per basic and diluted share on approximately 11,720,000 weighted average diluted shares outstanding, as compared to a net income of approximately $527,000 or $0.04 per basic and diluted share on approximately 12,641,000 weighted average diluted shares outstanding for the three months ended March 28, 2004.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued its final statement SFAS No. 123r, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees and would eliminate the use of accounting for employee options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for SFAS No. 123r. We will now be required to implement this standard effective with the beginning of our 2006 fiscal year. We are currently determining the impact this pronouncement will have on our consolidated financial position and results of operations.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

     During the first quarter of 2005, our balance of cash and cash equivalents was approximately $6.7 million, a decrease of approximately $4.5 million from the fiscal 2004 year-end balance of approximately $11.2 million. The decrease in cash was largely due to the repurchase of approximately $5.0 million of common stock.

     Our working capital was approximately $7.0 million as of April 3, 2005 as compared to approximately $10.8 million as of January 2, 2005. Our quick ratio, which measures our immediate short-term liquidity, was 1.03 at April 3, 2005 compared to 1.49 at January 2, 2005. The quick ratio is computed by adding cash and cash equivalents with accounts receivable, net and dividing by total current liabilities. The change in our working capital and quick ratio was primarily due to cash used during the first quarter of 2005 for the repurchase of common stock.

     Net cash provided by operations for the first quarter of 2005 was approximately $1.1 million, compared to approximately $1.5 million for the first quarter of 2004. Cash generated in the first quarter of 2005 reflects a $205,000 decrease in accounts receivable, a decrease of $101,000 in prepaids and other current assets and an increase of $663,000 in other current liabilities, offset by a decrease in accounts payable of $1,869,000, due to the timing of quarter-end. Cash generated in the first quarter of 2004 reflects a decrease of $521,000 in accounts receivable, an increase of $821,000 in accounts payable, partially offset by a decrease of $1,621,000 in other current liabilities.

     Net cash used for investing activities for the first quarter of 2005 was approximately $759,000 reflecting capital expenditures of approximately $829,000 partially offset by payments of $70,000 on notes receivable. Net cash used for investing activities for the first quarter of 2004 was approximately $323,000, reflecting capital expenditures of $367,000 offset by payments of $44,000 on notes receivable.

     Net cash used for financing activities was approximately $4.8 million for the first three months of 2005, compared to cash provided by financing activities of approximately $240,000 for the first quarter of 2004. The use of cash during the first three months of fiscal 2005 was primarily due to the share repurchase program where approximately 363,000 shares were repurchased for approximately $5.0 million. This was partially offset by approximately $400,000 in proceeds from the exercise of stock options. Additionally, there were payments on long-term debt and capital lease obligations of approximately $156,000 and payments of $85,000 for debt issuance costs related to the new credit line financing. During the first quarter of fiscal 2004, proceeds of $464,000 from stock option exercises were the primary source of cash, partially offset by payments of $224,000 on long-term debt and capital lease obligations.

     On January 28, 2005, we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate plus 2.0% (7.75% as of April 3, 2005). Unused portions of the facility will be subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of April 3, 2005.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources (continued)

     The credit agreement is available for general working capital purposes and for the repurchase of shares under our share repurchase program. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property. The credit agreement contains financial covenants as well as customary affirmative and negative covenants including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company among others. We were in compliance with all covenants under this credit facility as of April 3, 2005. We anticipate that future development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our recently acquired credit facility.

     Future minimum lease payments existing at April 3, 2005 including renewal options are:

     (in thousands)

	Operating	Capital
Fiscal Year	Leases	Leases
2005	$2,504	$74
2006	3,408	17
2007	3,417	—
2008	3,338	—
2009	3,341	—
Thereafter	40,234	—

Total future minimum lease commitments	$56,242	$91
Less: sublease income	(9,386)	—
Less: interest at 12.95%	—	(6)

Total operating and capital lease obligations	$46,856	$85

     The following table provides aggregate information about our remaining contractual payment obligations and the periods in which payments are due:

Payments Due by Period
(in thousands)

Contractual
Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long Term Debt	$12,233	$296	$426	$465	$505	$548	$9,993
Financing Leases	4,500	—	—	—	—	—	4,500
Capital Leases	85	69	16	—	—	—	—
Operating Leases	56,242	2,504	3,408	3,417	3,338	3,341	40,234

Less: Sublease rental income	(9,386)	(376)	(502)	(502)	(440)	(441)	(7,125)

Total	$63,674	$2,493	$3,348	$3,380	$3,403	$3,448	$47,602

     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of April 3, 2005 and January 2, 2005, the Company was in compliance or had obtained waivers for all of its covenants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

     Our significant accounting policies are described in Note One to the consolidated financial statements included in our annual report for the year ended January 2, 2005. The accounting policies used in preparing our interim 2005 consolidated financial statements are the same as those described in our annual report.

Forward-Looking Information

     Famous Dave’s makes written and oral statements from time to time, including statements contained in this Form 10-Q regarding its business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Statements containing the words or phrases “will likely result”, “anticipates”, “are expected to”, “will continue”, “is anticipated”, “estimates”, “projects”, “believes”, “expects”, “intends”, “target”, “goal”, “plans”, “objective”, “should” or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other Company representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Additional Information on Famous Dave’s (continued)

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

     The Company has adopted a Code of Ethics applicable to all of its employees (except its CEO, CFO and Controller) and a separate Code of Ethics applicable specifically to its CEO, CFO and Controller. These two Code of Ethics documents are available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting them.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of April 3, 2005 was approximately $16.3 million, including financing lease obligations. Of the outstanding long-term debt, approximately $1.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. On January 28, 2005, we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate plus 2.00%.

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

Item 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

     On January 25, 2005, we entered into a settlement agreement in which the plaintiffs released all claims asserted against us and our subsidiaries in exchange for a payment of $325,000. In addition, the plaintiffs released and terminated the subject guaranty and all rights thereunder. Pursuant to certain indemnity and guaranty agreements, we have a right to recover the settlement payment amount and related costs from the franchisee and its affiliates. On May 11, 2005, we entered into an asset purchase agreement with the franchisee and its lender under which we would acquire from the franchisee the assets comprising our franchised location in Florence, Kentucky for a purchase price amount that is net of the settlement amount and related costs, as well as other amounts due to us from the franchisee. The consummation of this transaction is contingent upon, among other things, completion of due diligence to our satisfaction. Because the franchisee has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, consummation of the transaction will also be contingent upon approval by the United States Bankruptcy Court. Subject to consummation of the transaction, the amounts to be recovered from the franchisee will be fully realized and, as a result, we have reclassified $508,000 from accounts receivable to other current assets on our balance sheet as of April 3, 2005.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

     On November 2, 2004, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to an additional 1.0 million shares of our common stock. The shares may be repurchased from time-to-time in both the open market or through privately negotiated transactions and are expected to be funded from the Company’s available working capital.

     As of April 3, 2005, we had purchased 407,700 outstanding shares under this program at an average market price of $13.24, excluding commissions. During the first quarter of fiscal 2005, we repurchased 362,600 outstanding shares under this program at an average market price of $13.68, excluding commissions. Except as otherwise noted below, all share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors.

     The following table includes information about our share repurchases for the quarter ended April 3, 2005.

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
	Total		(or Units)	Shares
	Number of	Average	Purchased as	(or Units)
	Shares	Price Paid	Part of Publicly	that May Yet be
	(or Units)	per Share(1)	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs(2)
Month #1 (January 3, 2005 — January 30, 2005)	8,500	$10.00	53,600	946,400
Month #2 (January 31, 2005 — February 27, 2005)	—	$—	53,600	946,400
Month #3 (February 28, 2005 — April 3, 2005)	354,100	$13.77	407,700	592,300

(1) Excluding Commissions

(2) On November 2, 2004, we announced the approval of a repurchase program under which we may repurchase up to 1,000,000 shares of our common stock. From November 2, 2004 until January 2, 2005, we had repurchased 45,100 shares of common stock.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 5. OTHER INFORMATION

     During the first quarter of 2005, the Company’s Board of Directors adopted Corporate Governance Principles and Practices applicable to the Board of Directors. This document is available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting it.

     On May 12, 2005, The Company’s shareholders approved the adoption of the Famous Dave’s of America, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the granting of stock based awards to purchase up to 450,000 shares of the Company’s common stock. Under the 2005 Plan, the Company’s board of directors or a committee of two or more non-employee directors designated by our board will administer the 2005 Plan and will have the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to our employees, directors and consultants. The types of awards that may be granted under the 2005 Plan will include performance shares, incentive and non-qualified stock options, restricted and unrestricted stock appreciation rights and other stock-based awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the board of directors or committee in their sole discretion.

Item 6. EXHIBITS

(a)	Exhibits

	10.1	Form of Amended and Restated 2004-2006 Performance Share Agreement.

	10.2	Schedule of grants made under the Form of Amended and Restated 2004-2006 Performance Share Agreement.

	10.3	Form of Amended and Restated 2005-2007 Performance Share Agreement.

	10.4	Schedule of grants made under the Form of Amended and Restated 2005-2007 Performance Share Agreement.

	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: May 13, 2005	By:	/s/ David Goronkin
David Goronkin
Chief Executive Officer and President (Principal Executive Officer)

Dated: May 13, 2005	/s/ Diana Garvis Purcel
Diana Garvis Purcel
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)