Form 10-Q/A
period 2005-04-03
FAMOUS DAVES OF AMERICA INC
filed 2005-06-28
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 0-21625

Famous Dave’s of America, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1782300

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8091 Wallace Road
Eden Prairie, Minnesota 55344
(Address of principal executive offices)(Zip Code)

(952) 294-1300
(Issuer’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12-b-2 of the Act). Yes ☒ No ☐

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

Introductory Note
PART II. OTHER INFORMATION
Item 6. EXHIBITS
SIGNATURES
Exhibit Index
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

Introductory Note

     This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “10-Q/A”) for Famous Dave’s of America, Inc. (the “Company”) for the quarter ended April 3, 2005, as filed with the Securities and Exchange Commission (“SEC”) on June 28, 2005, is being filed solely for the purpose of amending the certifications set forth in paragraphs 1, 2, 4 and 5 of Exhibits 31.1 and 31.2 thereto.

     This 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth above. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II. OTHER INFORMATION

Item 6. EXHIBITS

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

FAMOUS DAVE’S OF AMERICA, INC. (“REGISTRANT”)
Dated: June 28, 2005	By:	/s/ David Goronkin
David Goronkin
Chief Executive Officer and President (Principal Executive Officer)

Dated: June 28, 2005	By:	/s/ Diana Garvis Purcel
Diana Garvis Purcel
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.