Form 10-K/A
period 2005-01-02
FAMOUS DAVES OF AMERICA INC
filed 2005-06-29
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

INTRODUCTORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K (the “10-K/A”) for Famous Dave’s of America, Inc. (the “Company”) for the fiscal year ended January 2, 2005, as filed with the Securities and Exchange Commission (“SEC”) on June 29, 2005, is being filed solely for the purpose of correcting the certifications required by Rule 13a-14(a) of the Exchange Act of 1934 (the “302 Certifications”), certain provisions of which contained typographical errors when filed on March 18, 2005 with the Company’s original Annual Report on Form 10-K. The amended 302 Certifications are being filed in their entirety as Exhibits 31.1 and 31.2 to this 10-K/A. In accordance with Rule 12b-15 of the Exchange Act of 1934, as amended, the certifications required by Rule 13a-14(b) thereof (the “906 Certifications”) are being furnished as Exhibits 32.1 and 32.2 to the 10-K/A.

     The reader should note that this Form 10-K/A includes all of the information contained in the Company’s original report on Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the original report on Form 10-K, except as required to reflect the amended 302 Certifications referenced above. As such, the information contained in the Form 10-K/A remains unchanged, reflects the disclosures made at the time of the original filing of the Form 10-K on March 18, 2005, and does not reflect events occurring after the filing of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

2a

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 2, 2005, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(14) COMMITMENTS AND CONTINGENCIES

     Litigation - During the fourth quarter of 2004, a subsidiary of the Company was named as a defendant in a lawsuit filed in the Court of Common Pleas, Warren County, Ohio. The lawsuit related to, among other things, various alleged defaults by a franchisee of the Company under its Middletown, Ohio lease and defaults by the Company’s subsidiary under a guaranty agreement pursuant to which the subsidiary guaranteed the franchisee’s performance under the lease.

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

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
				Credits to Costs
				and Expenses
(in thousands)	Balance at	Charged to Costs	Charged to Other	and other	Balance at
	Beginning of Period	and Expenses	Accounts(1)	accounts	End of Period
Year ended December 29, 2002:
Allowance for doubtful accounts	$45.3	$217.5	$—	$(137.8)	$125.0
Reserve for long-lived assets	$819.0	$—	$37.1	$(52.1)	$804.0

Year ended December 28, 2003:
Allowance for doubtful accounts	$125.0	$90.0	$—	$(116.50)	$98.5
Reserve for long-lived assets	$804.0	$4,725.4	$3,519.3	$(7,071.0)	$1,977.7
Assets held for Sale	$—	$—	$1,281.1	$—	$1,281.1

Year ended January 2, 2005:
Allowance for doubtful accounts	$98.5	$—	$—	$(88.9)	$9.6
Reserve for long-lived assets	$1,977.7	$58.6	$38.1	$(49.2)	$2,025.2
Assets held for sale	$1,281.1	$—	$—	$—	$1,281.1

(1)	Additions due to a balance sheet reclassification

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.1	Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference from Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	Agreement, dated as of January 21, 2000, by and between S&D Land Holdings, Inc., Grand Pines Resorts, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.19 to Form 10-Q filed May 16, 2000

10.3	Promissory Note, dated January 21, 2000, by Famous Dave’s of America, Inc. and payable to S&D Land Holdings, Inc., in the initial principal amount of $750,000, incorporated by reference from Exhibit 10.20 to Form 10-Q filed May 16, 2000

10.4	Loan Agreement, dated as of January 21, 2000, by and between FFCA Acquisition Corporation and MinWood Partners, Inc., incorporated by reference from Exhibit 10.21 to Form 10-Q filed May 16, 2000

10.5	Master Lease, dated as of January 21, 2000, by and between MinWood Partners, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.22 to Form 10-Q filed May 16, 2000

10.6	Loan Agreement, dated as of August 4, 2000, by and between FFCA Funding Corporation and FDA Properties, Inc., incorporated by reference from Exhibit 10.13 to Form 10-K filed March 29, 2001

10.7	Master Lease, dated as of August 4, 2000, by and between FDA Properties, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.5 to Form 10-K filed March 29, 2001

10.8	Amendment No. 1 to Employment Agreement dated September 1, 2001 between Famous Dave’s of America, Inc. and Martin J. O’Dowd, incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 14, 2001

10.9	Agreement and Assignment of Lease Rights dated May 30, 2003 by and between S&D Land Holdings, Inc. and the Company, incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 12, 2003

EXHIBITS (continued)

Exhibit No.	Description

10.10	1997 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.11 to Form 10-Q filed August 14, 2002

10.11	1995 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.12	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.13	Employment Agreement dated July 25, 2003 by and between Famous Dave’s of America, Inc. and David Goronkin, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 10, 2003

10.14	Executive Elective Deferred Stock Unit Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 11, 2004

10.15	Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated January 28, 2005*

10.16	Employment Agreement dated February 25, 2005 by and between David Goronkin, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2005

10.17	Form of 2005-2007 Performance Share Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 2, 2005

10.18	Schedule of grants made under the Form of 2005-2007 Performance Share Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K filed March 2, 2005

10.19	Famous Dave’s of America, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed March 2, 2005

21.0	Subsidiaries of Famous Dave’s of America, Inc.*

23.1	Consent of Grant Thornton LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	As previously filed.

**	Filed herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: June 29, 2005	By:	/s/ David Goronkin

David Goronkin
President and Chief Executive Officer