Form 10-Q
period 2005-07-03
FAMOUS DAVES OF AMERICA INC
filed 2005-08-12
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-21625

FAMOUS DAVE’S of AMERICA, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1782300 (I.R.S. Employer Identification No.)
12701 Whitewater Drive
Suite 200
Minnetonka, Minnesota 55343
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code (952) 294-1300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12-b-2 of the Act). Yes ☑ No ☐
The aggregate market value of the Registrant’s Common Stock held by non-affiliates on July 1, 2005 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on July 1, 2005 was $99,388,502. As of August 3, 2005, 10,529,114 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 3, 2005 AND JANUARY 2, 2005
(in thousands, except share and per-share data)

	July 3,	January 2,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,750	$11,170
Restricted cash	1,014	39
Accounts receivable, net	2,465	2,289
Inventories	1,581	1,523
Prepaid expenses and other current assets	3,430	4,747

Total current assets	11,240	19,768

Property, equipment and leasehold improvements, net	44,088	44,664

Other assets:
Notes receivable, less current portion	2,038	2,156
Deferred tax asset, less current portion	4,458	4,458
Other assets	915	867

	$62,739	$71,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$—
Current portion of long-term debt	402	424
Current portion of capital leases	63	97
Accounts payable	3,602	4,138
Other current liabilities	4,393	4,352

Total current liabilities	8,460	9,011

Long-term liabilities:
Long-term debt, less current portion	11,733	11,937
Capital leases, less current portion	—	16
Financing leases	4,500	4,500
Other liabilities	3,320	3,106

Total liabilities	28,013	28,570

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 10,529,000 and 11,340,000 shares issued and outstanding	105	113
Additional paid-in capital	38,627	49,674
Accumulated deficit	(4,006)	(6,444)

Total shareholders’ equity	34,726	43,343

	$62,739	$71,913

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
JULY 3, 2005 AND JUNE 27, 2004
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Revenue:
Restaurant sales, net	$24,468	$23,033	$45,211	$43,606
Franchise royalty revenue	2,769	1,755	4,912	3,339
Franchise fee revenue	380	530	775	968
Licensing and other revenue	449	86	664	138

Total revenue	28,066	25,404	51,562	48,051

Costs and expenses:
Food and beverage costs	7,510	7,303	13,859	13,710
Labor and benefits	6,792	6,479	13,085	12,815
Operating expenses	5,859	5,830	10,925	10,834
Depreciation and amortization	1,091	1,096	2,214	2,214
General and administrative	3,470	2,584	6,843	5,082

Total costs and expenses	24,722	23,292	46,926	44,655

Income from operations	3,344	2,112	4,636	3,396

Other income (expense):
Interest expense	(376)	(468)	(856)	(949)
Interest income	57	79	151	154
Other income (expense), net	44	(97)	(3)	(108)

Total other expense	(275)	(486)	(708)	(903)

Income before income taxes	3,069	1,626	3,928	2,493

Income tax provision	(1,164)	(630)	(1,490)	(970)

Net income	$1,905	$996	$2,438	$1,523

Basic net income per common share	$0.18	$0.08	$0.22	$0.12

Diluted net income per common share	$0.17	$0.08	$0.21	$0.12

Weighted average common shares outstanding — basic	10,831,000	12,234,000	11,080,000	12,257,000

Weighted average common shares outstanding — diluted	11,163,000	12,582,000	11,444,000	12,598,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
JULY 3, 2005 AND JUNE 27, 2004
(in thousands)
(Unaudited)

	Six Months Ended
	July 3,	June 27,
	2005	2004
Cash flows from operating activities:
Net income	$2,438	$1,523
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,214	2,214
Amortization of deferred financing costs	30	18
Loss on disposal of property	7	6
Deferred tax asset	1,412	970
Deferred rent	215	235
Deferred compensation	209	66
Other non-cash items affecting earnings	—	10
Changes in operating assets and liabilities:
Restricted cash	(975)	(131)
Accounts receivable, net	(684)	(15)
Inventories	(58)	19
Prepaids and other current assets	505	(371)
Deposits	7	(18)
Accounts payable	(536)	372
Other current liabilities	(266)	(453)

Cash flows provided by operations	4,518	4,445

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,645)	(621)
Payments received on notes receivable	123	94

Cash flows used for investing activities	(1,522)	(527)

Cash flows from financing activities:
Payments for debt issuance costs	(85)	—
Payments on long-term debt	(226)	(176)
Payments on capital lease obligations	(50)	(252)
Proceeds from exercise of stock options	474	504
Repurchase of common stock	(11,529)	(4,292)

Cash flows used for financing activities	(11,416)	(4,216)

Decrease in cash and cash equivalents	(8,420)	(298)

Cash and cash equivalents, beginning of period	11,170	9,964

Cash and cash equivalents, end of period	$2,750	$9,666

Supplemental cash flow information:
Interest paid during the period	$858	$863

Income taxes paid during the period	$254	$—

Non-cash items:
Reclass of accounts receivable to other current assets	$508	$—

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of July 3, 2005, there were 118 restaurants operating in 29 states, including 38 company-owned restaurants and 80 franchise-operated restaurants. An additional 178 franchise restaurants were committed to be developed through signed area development agreements at July 3, 2005.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of July 3, 2005 and January 2, 2005 and for the three and six month periods ended July 3, 2005 and June 27, 2004. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2004 Form 10-K as filed with the SEC.
     Due to the seasonality of our business, revenue and operating results for the three and six months ended July 3, 2005 are not necessarily indicative of the results to be expected for the full year.
     Certain reclassifications have been made to prior periods to conform to the current presentations.
(2) Net Income Per Common Share
     Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options and warrants when dilutive.
     Following is a reconciliation of basic and diluted net income per common share:

(in thousands, except per-share data)	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net income per common share — basic:
Net income	$1,905	$996	$2,438	$1,523
Weighted average shares outstanding	10,831	12,234	11,080	12,257
Net income per common share — basic	$0.18	$0.08	$0.22	$0.12

Net income per common share — diluted:
Net income	$1,905	$996	$2,438	$1,523
Weighted average shares outstanding	10,831	12,234	11,080	12,257
Dilutive impact of common stock equivalents outstanding	332	348	364	341

Adjusted weighted average shares outstanding	11,163	12,582	11,444	12,598

Net income per common share — diluted	$0.17	$0.08	$0.21	$0.12

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) Net Income Per Common Share (continued)
     All options outstanding as of July 3, 2005 were used in the computation of diluted earnings per common share as of July 3, 2005. Options and warrants to purchase approximately 68,000 and 135,000 shares of common stock with a weighted average exercise price of $7.93 and $7.47, respectively, were outstanding at June 27, 2004, but were not included in the three-month or six-month computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the respective periods.
(3) Restricted Cash
     Restricted cash consists of cash payments received from franchise-operated and company-owned restaurants for the Public Relations and Marketing Development Fund (see footnote 4), in addition to a letter of credit as required by our self-funded insurance programs. The letter of credit was established as of July 1, 2005, and was funded by a restricted interest-bearing cash account in the amount of approximately $525,000.
(4) Public Relations and Marketing Development Fund
     Beginning in fiscal 2004, we established a system-wide public relations and marketing fund. Company-owned restaurants, in addition to franchise-operated restaurants whose franchise agreements were signed after January 1, 2004, are required to contribute a percentage of sales, currently 1.0%, to the fund that is used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of July 3, 2005 and January 2, 2005. As of July 3, 2005 and January 2, 2005, we had approximately $489,000 and $39,000 in this fund, respectively.
(5) Credit Facility and Corporate Office Lease
     On January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate (6.25% at July 3, 2005) plus 2.0%. Unused portions of the facility are subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of July 3, 2005.
     The credit agreement is available for general working capital purposes and for the repurchase of shares of Company stock. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property. The credit agreement contains financial covenants as well as customary affirmative and negative covenants including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company, among others. The credit agreement also includes financial covenants. We were in compliance with all covenants under this credit facility as of July 3, 2005. We anticipate that future development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations and from sources such as our credit facility.
     On December 30, 2004, we signed a lease agreement with Liberty Property Limited Partnership for a new corporate office in Minnetonka, Minnesota. The lease commenced in July 2005, is for approximately 26,000 rentable square feet, and is for a term of 97 months, with two-five year renewal options. The minimum rent commitment over the lease term is approximately $4.6 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) Stock-Based Compensation
     In accordance with Accounting Principles Board (APB) Opinion No. 25, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Famous Dave’s common stock at the date of grant over the amount the employee must pay for the stock. Our policy is to grant stock options at the quoted market price at the date of grant. No compensation expense has been recognized for options issued to employees during the three or six month periods ended July 3, 2005 or June 27, 2004. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net income as reported	$1,905	$996	$2,438	$1,523
Less: Compensation expense determined under the fair value method, net of tax	(164)	(203)	(311)	(386)

Pro forma net income	$1,741	$793	$2,127	$1,137

Net income per common share:

Basic EPS as reported	$0.18	$0.08	$0.22	$0.12
Basic EPS pro forma	$0.16	$0.06	$0.19	$0.09

Diluted EPS as reported	$0.17	$0.08	$0.21	$0.12
Diluted EPS pro forma	$0.16	$0.06	$0.19	$0.09
     In determining the compensation cost of the options granted during the second quarter of fiscal 2005 and 2004, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Risk free interest rate	3.9%	4.4%
Expected life of options	6.4 years	10 years
Expected volatility	68.0%	56.7%
Dividend yield	0.0%	0.0%

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) Compensation Arrangements
     Deferred Stock Unit Plan
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
     In accordance with the plan discussed above, on February 18, 2004, David Goronkin, our President and CEO, elected to defer his 2003 bonus of $93,750 for a one-year timeframe. As a result of the increase in the share price of our common stock during fiscal 2004, we recognized approximately $68,000 of compensation expense in fiscal 2004, of which approximately a $6,000 credit to expense and $23,000 in expense, was recognized in the three and six months ended June 27, 2004, respectively. Mr. Goronkin’s fiscal 2003 bonus, including the original amount deferred and the appreciation, was paid to him during the first quarter of 2005.
     On February 25, 2005, several of our executives elected to defer a portion of their 2004 bonuses, totaling approximately $77,000, in accordance with the Deferred Stock Unit Plan discussed above. As a result of a decline in the ending share price of our common stock at July 3, 2005 from the share price at the time of the election, we have recognized credits of approximately $25,000 and $9,000 in our consolidated statement of operations for the three and six months ended July 3, 2005, respectively, as related to this plan.
     Performance Shares
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
     We currently have two performance programs in progress. On February 18, 2004 our Board of Directors awarded 33,500 performance share grants to eligible employees for the fiscal 2004 — fiscal 2006 timeframe and on February 25, 2005, our Board of Directors awarded 134,920 performance share grants to eligible employees for the fiscal 2005 — fiscal 2007 timeframe. We recognized approximately $42,000 and $218,000 of compensation expense in our consolidated statement of operations for the three and six months ended July 3,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) Compensation Arrangements (continued)
2005, respectively, related to the fiscal 2004-2006 and fiscal 2005-2007 programs. We recognized approximately $20,000 and $43,000, respectively, of compensation expense in our consolidated statement of operations for the three and six months ended June 27, 2004, respectively, related to the fiscal 2004-2006 programs.
     CEO Employment Agreement
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
     2005 Stock Incentive Plan
     On May 12, 2005, the Company’s shareholders approved the adoption of the Famous Dave’s of America, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The purpose of the 2005 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees, certain key consultants and directors of the Company. The maximum number of shares of common stock which may be issued under the 2005 Plan is 450,000 shares, subject to adjustment. The Compensation Committee of the Company’s Board of Directors will administer the 2005 Plan. Awards may be granted to employees, members of the Board of Directors and consultants or other independent contractors. Awards that may be granted under the 2005 Plan include performance shares, incentive and non-statutory stock options, stock appreciation rights, stock awards, and restricted stock. The 2005 Plan shall remain in effect until all incentives granted under the 2005 Plan have either been satisfied by the issuance of shares of Common Stock or the payment of cash or been terminated under the terms of the 2005 Plan and all restrictions imposed on shares of Common Stock in connection with their issuance under the 2005 Plan have lapsed. No incentives may be granted under the 2005 Plan after the tenth anniversary of the date the 2005 Plan was approved by the stockholders of the Company.
(8) Common Share Repurchases
     On November 2, 2004, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time-to-time in both the open market or through privately negotiated transactions. As of July 3, 2005 we had completed the repurchase of all 1.0 million shares under this program at an average market price of $11.93, excluding commissions. During the second quarter of fiscal 2005, we repurchased 592,300 outstanding shares under this program at an average market price of $11.04, excluding commissions.
(9) Other Current Assets
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) Other Current Assets (continued)
     On January 25, 2005, we entered into a settlement agreement in which the plaintiffs released all claims asserted against us and our subsidiaries in exchange for a payment of $325,000. In addition, the plaintiffs released and terminated the subject guaranty and all rights thereunder. Pursuant to certain indemnity and guaranty agreements, we have a right to recover the settlement payment amount and related costs from the franchisee and its affiliates. On May 11, 2005, we entered into an asset purchase agreement with the franchisee and its lender pursuant to which we would acquire from the franchisee the assets comprising our franchised location in Florence, Kentucky for a purchase price of approximately $790,000, payable in part by forgiveness of the settlement amount and related costs, as well as other amounts due to us from the franchisee. Our ultimate basis in the acquired assets would include the purchase price plus the related expenses incurred by us in connection with this acquisition. The consummation of this transaction is contingent upon, among other things, completion of due diligence to our satisfaction. Since the execution of the asset purchase agreement we have been conducting due diligence and, to date, no conditions have been identified that would warrant cancellation of the transaction. Because the franchisee has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, consummation of the transaction will also be contingent upon approval by the United States Bankruptcy Court. The transaction is scheduled to close subject to the satisfaction of applicable closing conditions upon the issuance of a final and non-appealable approval order from the Court. Subject to consummation of the transaction, we believe the amounts to be recovered from the franchisee will be fully realized and, as a result, as of April 3, 2005 we reclassified $508,000 from accounts receivable to other current assets on our consolidated balance sheet. In addition, we have realized an additional $55,000 in expenses related to this transaction and have also reflected this amount in other assets in our consolidated balance sheet as of July 3, 2005.
(10) Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued its final statement SFAS No. 123(r), “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees based on their fair values at the time of grant and would eliminate the use of accounting for employee options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for SFAS No. 123(r), and we are now required to implement this standard effective with the beginning of our 2006 fiscal year.
     Statement 123(r) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(r) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(r) that remain unvested on the effective date; (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have determined that we will adopt the “modified prospective” method under Statement 123(r). While Statement 123(r) permits entities to continue use of the Black-Scholes option pricing model, Statement 123(r) also permits the use of a “binomial model.” We currently expect that we will continue to utilize the Black-Scholes option pricing model upon the

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Recently Issued Accounting Pronouncements (continued)
adoption of Statement 123(r). Had we adopted Statement 123(r) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of Statement 123 as described above in the disclosure of pro forma net income and earnings per share in footnote 6.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of the provision of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.
(11) Subsequent Events
     On July 6, 2005, Famous Dave’s of America, Inc. exercised a buyout option and purchased the land and building related to our Plymouth, MN restaurant for the sum of $325,000. We recorded the land and building in property, equipment and leasehold improvements and will be depreciating the building over a useful life of 30 years.
     On July 25, 2005, Famous Dave’s Ribs, Inc., a wholly-owned subsidiary of Famous Dave’s of America, Inc., sold the land and building related to our LaCrosse, WI franchise-operated restaurant to Princess BBQ, LLC, an entity wholly-owned and controlled by the location’s franchisee, Michael’s First, LLC, for net proceeds of approximately $729,000. A gain of approximately $57,000 related to this sale transaction will be reflected in our third quarter consolidated statement of operations.
     Famous Dave’s moved into new corporate office headquarters in Minnetonka, Minnesota on July 25, 2005. Capital expenditures of approximately $800,000 were spent on the new facility, including the construction of a new test kitchen and training facility in the lower-level of the office facility. The lease which commenced in July 2005, is for approximately 26,000 rentable square feet, and is for a term of 97 months, with two five-year renewal options. Minimum rent commitment over the lease term is approximately $4.6 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of July 3, 2005, there were 118 Famous Dave’s restaurants operating in 29 states, including 38 company-owned restaurants and 80 franchise-operated restaurants. An additional 178 franchise restaurants were in various stages of development as of July 3, 2005.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Fiscal 2005, which ends on January 1, 2006, will consist of 52 weeks.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a non-refundable payment equal to $10,000 per unit upon the signing of the area development agreement. Since the fee to secure the territory is non-refundable, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and the expenses incurred, as related to the sale. The remaining $35,000 is recognized upon either the signing of a lease or upon receipt of a builder’s permit, and at which time we have substantially performed all of our services. Franchise royalties are equal to a percentage of weekly net franchise-operated restaurant sales, currently ranging from 4% to 5%. All new franchises are currently paying 5% for royalties. Licensing revenue includes royalties from a retail line of business, including sauces and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners, which is offset by costs and expenses associated with the opening and training assistance we provide, which are reflected in general and administrative expense. Comparable sales represent net sales for restaurants open year-round for 18 months or more.
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
     General and Administrative Expenses
     General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, employee benefits, legal fees, consulting fees, travel, rent and general insurance are major items in this category. We also incur expenses associated with new franchise-operated restaurant openings, for which the franchisee is required to reimburse.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The corresponding expenses are included in general and administrative costs and the revenue associated with the opening assistance and training is reflected in other revenue.
     The following table presents items in our Consolidated Statements of Operations as a percentage of total revenue or net restaurant sales, as indicated, for the following periods(1):

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Restaurant sales, net	87.2	90.7	87.7	90.7
Franchise-related revenue and other revenue	12.8	9.3	12.3	9.3

Total revenue	100.0%	100.0%	100.0%	100.0%

Restaurant costs and expenses:
Food and beverage costs (2)	30.7	31.7	30.7	31.4
Labor and benefits (2)	27.8	28.1	28.9	29.4
Operating expenses (2)	23.9	25.3	24.2	24.9
Depreciation and amortization (restaurant level) (2)	4.0	4.4	4.4	4.7

Total costs and expenses (2)	86.4	89.5	88.2	90.4

Income from restaurant operations (2)	13.6	10.5	11.8	9.6

General and administrative (3)	12.4	10.2	13.3	10.6

Depreciation and amortization (corporate) (3)	0.4	0.3	0.4	0.3

Income from operations (3)	11.9%	8.3%	9.0%	7.1%

(1)	Data regarding our restaurant operations as presented in the table above, includes sales, costs and expenses associated with our Rib Team, which netted to income of $4,000 for the second quarter of 2005 and a loss of $30,000 for the second quarter of 2004. Net operations for the Rib Team for the first six months of 2005 were a loss of $15,000, and for the first six months of 2004 were a loss of $152,000. Our Rib Team travels the country introducing people to our brand of barbeque and builds brand awareness.

(2)	As a percentage of restaurant sales, net.

(3)	As a percentage of total revenue.

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
     Total Revenue
     Total revenue of approximately $28.1 million for the second quarter of fiscal 2005 increased approximately $2.7 million or 10.5% over revenue of approximately $25.4 million for the comparable quarter in fiscal 2004. For the year-to-date period, total revenue of approximately $51.6 million for fiscal 2005 increased approximately $3.5 million or 7.3% over revenue of approximately $48.1 million for the comparable year-to-date period for fiscal 2004.
     Restaurant Sales
     Restaurant sales for the second quarter of 2005 were approximately $24.5 million compared to approximately $23.0 million for the same period in 2004, reflecting a 6.2% increase. Restaurant sales for the six months ended July 3, 2005 were approximately $45.2 million compared to approximately $43.6 million for the six months ended June 27, 2004. The increase in sales reflects comparable sales growth, the impact of three price increases since the beginning of the third quarter of 2004, and an increase in our catering and to-go business.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $3.1 million for the second quarter of 2005, representing a 37.8% increase over the comparable period of 2004, reflecting increased royalties. Franchise-related revenue for the six months ended July 3, 2005 was approximately $5.7 million representing a 32.0% increase over the comparable period of 2004, again, reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 57.8% in the second quarter of 2005 over the prior year comparable period, reflecting the annualization of 13 franchise restaurants that opened in fiscal 2004 in addition to the 14 new franchise restaurants opened during fiscal 2005. The second quarter of fiscal 2005 contained 943 franchise-operating weeks compared to 682 franchise-operating weeks for the second quarter of fiscal 2004. There were 80 franchise-operated restaurants opened at July 3, 2005 compared to 57 at June 27, 2004.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the second quarter of fiscal 2005, the licensing royalty income was $92,000 compared to $80,000 for the comparable period of fiscal 2004. Licensing revenue for the six months ended July 3, 2005 was approximately $169,000 compared to approximately $132,000 for the six months ended June 27, 2004. Other revenue for the fiscal 2005 second quarter was approximately $357,000, compared to $6,000 for the comparable prior year quarter. Other revenue for the six months ended July 3, 2005, was approximately $495,000 compared to $6,000 for the comparable period in 2004. The amount of other revenue has grown based on the level of opening assistance we provided during the second quarter for the opening of nine new franchise restaurants. Other revenue is expected to continue to increase with 11 to 16 franchised openings planned for the remainder of 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the second quarter of fiscal 2005 increased approximately 5.0%, compared to fiscal 2004’s second quarter decline of approximately 2.4%. Since fiscal 2004 was a 53 week year, we have shifted the comparable sales base by one week to more properly align the comparable sales calendar. For the second quarter of 2005, there were 38 restaurants included in the company-owned comparable sales base as compared to 36 restaurants in the second quarter of 2004. Same store net sales for company-owned restaurants for the six months ended July 3, 2005 increased approximately 3.2%, compared to fiscal 2004’s six month decline of approximately 2.4% We believe that the increase in same store net sales reflects the success of our limited time offerings, a focus on operational excellence and execution in our restaurants, and price increases of approximately 2.0% implemented in July of 2004, approximately 1.0% in January of 2005, and approximately 0.6% in June of 2005. Our comparable sales results for the second quarter also benefited from a shift in the Easter holiday. Easter, which is a difficult holiday event for us, fell into the first quarter of 2005 compared to the second quarter of 2004 and thus we got the benefit of the year-over-year shift of this holiday in this most recent quarter.
     Same store net sales for franchise-operated restaurants for the second quarter of 2005 increased approximately 0.7%, compared to a decrease of approximately 2.8% for the second quarter of fiscal 2004. Same store net sales for franchise-operated restaurants for the six months ended July 3, 2005 decreased approximately 0.6%, compared to a decrease of approximately 2.7% for the prior year comparable period. For the second quarter of 2005 and 2004, there were 47 and 29 restaurants, respectively, included in the franchise-operated comparable sales base.
     Average Weekly Net Sales
     Weighted average weekly net sales for our company-owned and franchise-operated restaurants during the second quarter of fiscal 2005 were approximately $49,338 and approximately $59,744, respectively. During the second quarter of fiscal 2004, weighted average weekly net sales for our company-owned and franchise-operated restaurants were approximately $46,437 and approximately $53,391, respectively. During the first six months of fiscal 2005, weighted average weekly net sales for our company-owned and franchise-operated restaurants were approximately $45,649 and approximately $56,014, respectively. During the first six months of fiscal 2004, weighted average weekly net sales for our company-owned and franchise-operated restaurants were approximately $44,041 and approximately $51,550, respectively. The weighted average weekly volume for our full-service restaurants in the second quarter of 2005 was approximately $50,460, while the average weekly volume for our counter-service restaurants was approximately $44,370. The weighted average weekly volume for our full-service restaurants in the second quarter of 2004 was approximately $47,513, while the weighted average weekly volume for our counter-service restaurants was approximately $41,687. The weighted average weekly volume for our full-service restaurants for the six months ended July 3, 2005 was approximately $46,859 while the weighted average weekly volume for our counter-service restaurants was approximately $40,293. The weighted average weekly volume for our full-service restaurants for the six months ended June 27, 2004 was approximately $45,287 while the weighted average weekly volume for our counter-service restaurants was approximately $38,546. The favorable trend in average weekly sales for both company-owned and franchise-operated restaurants reflects the success of our total brand building efforts including national television advertising, and price increases.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Food and Beverage Costs
     Food and beverage costs for the second quarter of fiscal 2005 were approximately $7.5 million or 30.7% of net restaurant sales, compared to approximately $7.3 million or 31.7% of net restaurant sales for the second quarter of fiscal 2004. Food and beverage costs for the six months ended July 3, 2005 were approximately $13.9 million or 30.7% of net restaurant sales, compared to approximately $13.7 million or 31.4% of net restaurant sales for the comparable period of fiscal 2004.
     The decrease in food costs as a percentage of net restaurant sales reflects the weighted average menu price increases of approximately 3.2% implemented since the third quarter of 2004, operational efficiencies, and our ability to leverage our menu and offset higher food costs through usage of our limited time offerings. We just re-negotiated our beef contracts. We have locked in a 7% reduction on burgers for three months and a less than 1% reduction on our brisket contract for six months. The markets continue to reflect recent border activity, and we are watching developments that would allow us to capitalize on additional savings. We anticipate that food costs, as a percent of net restaurant sales for fiscal 2005, will remain relatively flat to fiscal 2004 as we continue to work towards offsetting contract pricing increases through menu mix and margin opportunities. We believe that we have an opportunity to continue to mitigate the impact that food contracts renewed in 2005 have on our margin through menu engineering such as with the use of our limited time offerings, which typically have higher margin, and leveraging adult beverage sales.
     We believe that we have opportunities in margin as a result of our adult beverage program, which consists of expanded drink offerings, a new wine list and an updated selection of tap and bottled beers. In addition to new barware and media support, we have also invested in training resources in support of the program. Our adult-beverage sales as a percentage of our dine-in sales remain flat to prior year, at approximately 11%. Building the bar will continue to be a focus for us. While we don’t intend to become a destination bar, we believe we can move this percentage to the low to mid-teens over time, and these sales carry on average 500 to 800 basis points more margin then many of our core product offerings.
     In order to capitalize on this opportunity, our summer promotions have highlighted a variety of food and beverage limited time offerings. During the second quarter, we featured the Ultimate BBQ Burger, which is a half pound hamburger that is topped with Georgia chopped pork, jalapeno bacon, cheddar cheese, and slathered with our new Beam and Cola BBQ Sauce. This promotion propelled the Ultimate BBQ Burger to the number two slot on our burger menu, after the “Dave’s Burger”. The Ultimate BBQ Burger also has the highest gross margin of any offering in the “sandwich” category. We offered our first adult beverage limited time offering, Dave’s Famous Melonade, which includes Jim Beam bourbon and Midori liquor as key ingredients. This drink has risen to our number two “Famous Drink” behind our margarita. We will soon be featuring a Smokin’ Rib Eye Steak as our Fall limited time offering, that will be our first entrance into the steak category. The Smokin’ Rib Eye is a very unique item — the USDA choice prime rib loin is smoked in-house, hand cut, and then grilled to order. The Smokin’ Rib Eye will be featured, and paired with a Woodbridge Cabernet, from October 2nd through the remainder of the year.
     Labor and Benefits
     Labor and benefits at the restaurant level for the second quarter ended July 3, 2005 were approximately $6.8 million or 27.8% of net restaurant sales, compared to approximately $6.5 million or 28.1% of net restaurant sales for the second quarter ended June 27, 2004. Labor and benefits at the restaurant level for the six months ended July 3, 2005 were approximately $13.1 million or 28.9% of net restaurant sales, compared to approximately $12.8 million or 29.4% of net restaurant sales for the six months ended June 27, 2004. The decrease in labor and benefits as a percentage of net restaurant sales reflects better leveraging of these costs, favorable hourly labor productivity, and lower medical and workers compensation costs due to low claims experience.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Operating Expenses
     Operating expenses for the second quarter of fiscal 2005 were approximately $5.9 million or 23.9% of net restaurant sales, compared to operating expenses of approximately $5.8 million or 25.3% of net restaurant sales for the second quarter of fiscal 2004. Operating expenses for the six months ended July 3, 2005, were approximately $10.9 million or 24.2% of net restaurant sales, compared to approximately $10.8 million or 24.9% of net restaurant sales for the six months ended June 27, 2004. The decline in year-over-year restaurant level operating expenses as a percentage of net restaurant sales reflect our ability to better leverage these costs in the second quarter of fiscal 2005. We anticipate that for the remainder of fiscal 2005, operating expenses as a percentage of net restaurant sales are expected to remain slightly lower than the percentage in fiscal 2004, primarily due to continued leveraging of fixed costs.
     Depreciation and Amortization
     Depreciation and amortization expense for the second quarter of 2005 was approximately $1.1 million or 3.9% of total revenue, essentially flat in dollars to depreciation and amortization expense for the second quarter of 2004. Depreciation and amortization expense for the six months ended July 3, 2005 was approximately $2.2 million or 4.3% of total revenue, essentially flat in dollars to depreciation and amortization expense for the six months ended June 27, 2004. The decrease in depreciation and amortization expense as a percent of total revenue in 2005 compared to 2004 is primarily due to revenue leveraging. During fiscal 2005, depreciation and amortization is expected to remain relatively flat to fiscal 2004 levels as depreciation from asset additions are offset by assets that will be fully depreciated during fiscal 2005.
     Pre-opening Expenses
     No new company-owned restaurants were opened during the three and six months ending July 3, 2005 or June 27, 2004. We plan to open up to two company-owned restaurants towards the end of fiscal 2005 with pre-opening costs estimated at approximately $300,000.
     General and Administrative Expenses
     General and administrative expenses for the second quarter of 2005 were approximately $3.5 million or 12.4% of total revenue, compared to approximately $2.6 million or 10.2% of total revenue for the second quarter of 2004. General and administrative expenses for the first six months of 2005 were approximately $6.8 million or 13.3% of total revenue compared to approximately $5.1 million or 10.6% of total revenue for the first six months of 2004. The increase in general and administrative expenses year over year reflects a planned increase in infrastructure, primarily at the corporate office to support our growth, expenses related to our stock-based compensation programs, and expenses associated with opening new franchise restaurants. General and administrative expenses as a percent of total revenue, excluding franchise-related services and stock based compensation was 11.2% and 12.0% for the three and six months ended July 3, 2005, respectively. General and administrative expenses as a percent of total revenue, excluding franchise-related services and stock-based compensation was 10.1% and 10.4% for the comparable periods of 2004, respectively. On an annual basis for fiscal 2005, we expect general and administrative expenses to increase approximately 150-200 basis points as a percentage of total revenue compared to fiscal 2004, as a result of the growth in our infrastructure, the increased cost of our stock-based programs, and as a result of the services we expect to provide to the remaining expected 2005 new franchise-operated restaurant openings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Interest Expense
     Interest expense was approximately $376,000 or 1.3% of total revenue for the second quarter of 2005, compared to approximately $468,000 or 1.8% of total revenue for the comparable second quarter of 2004. Interest expense was approximately $856,000 or 1.7% of total revenue for the first six months of 2005, compared to approximately $949,000 or 2.0% of total revenue for the comparable period of 2004. This line item reflects interest expense from our revolving credit facility, capital lease obligations, notes payable and financing lease obligations. We expect interest expense to remain relatively flat to slightly higher than fiscal 2004 levels due to the newly available $10.0 million line of credit obtained in early 2005, which carries a variable rate as well as a 0.5% non-use fee, and the increased amortization of deferred financing costs related to this line. We have not yet drawn on this line of credit.
     Interest Income
     Interest income was approximately $57,000 and $79,000 for the second quarter of 2005 and 2004, respectively. Interest income was approximately $151,000 and $154,000 for the six months ended July 3, 2005 and June 27, 2004, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect interest income to decrease slightly the rest of the year due to lower cash balances resulting from our stock buy back plan.
     Other Income (Expense), net
     During the second quarter of 2005, we realized other income, net, of approximately $44,000, which compares to other expense, net, of approximately $97,000 for the second quarter of 2004. For the six months ended July 3, 2005, other expense was approximately $3,000 compared to the prior year comparable period of approximately $108,000.
     Income Tax Provision
     For the second quarter of 2005, we recorded a provision for income taxes of approximately $1.2 million, or approximately 38.0% of income before taxes, compared to a tax provision of approximately $630,000, or 39.0% of income before income taxes for the second quarter of 2004. For the six months ended July 3, 2005, our tax provision was approximately $1.5 million compared to the prior year comparable period of approximately $970,000 due to higher net income levels in 2005 compared to 2004. We estimate a 38.0% tax provision for fiscal 2005.
     Basic and Diluted Net Income Per Common Share
     Net income for the second quarter ended July 3, 2005 was approximately $1.9 million or $0.18 per basic common share on approximately 10,831,000 weighted average basic shares outstanding as compared to net income of approximately $996,000 or $0.08 per basic common share on approximately 12,234,000 weighted average basic shares outstanding for the second quarter ended June 27, 2004. Net income for the six months ended July 3, 2005 was approximately $2.4 million or $0.22 per basic common share on approximately 11,080,000 weighted average basic shares outstanding compared to a net income of approximately $1.5 million or $0.12 per basic common share on approximately 12,257,000 weighted average diluted shares outstanding for the six months ended June 27, 2004.
     Diluted net income per common share for the second quarter ended July 3, 2005 was $0.17 per common share on approximately 11,163,000 weighted average diluted shares outstanding compared to $0.08 per common share on approximately 12,582,000 weighted average diluted shares outstanding for the second

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
quarter ended June 27, 2004. Diluted net income per common share for the six months ended July 3, 2005 was $0.21 per common share on approximately 11,444,000 weighted average diluted shares outstanding compared to $0.12 per common share on approximately 12,598,000 weighted average diluted shares outstanding for the six months ended July 27, 2004.
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued its final statement SFAS No. 123(r), “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees based on their fair values at the time of grant and would eliminate the use of accounting for employee options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for SFAS No. 123(r), and we are now required to implement this standard effective with the beginning of our 2006 fiscal year.
     Statement 123(r) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(r) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(r) that remain unvested on the effective date; (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have determined that we will adopt the “modified prospective” method under Statement 123(r). While Statement 123(r) permits entities to continue use of the Black-Scholes option pricing model, Statement 123(r) also permits the use of a “binomial model.” We currently expect that we will continue to utilize the Black-Scholes option pricing model upon the adoption of Statement 123(r). Had we adopted Statement 123(r) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of Statement 123 as described in footnote 6 in the disclosure of pro forma net income and earnings per share.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of the provision of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.
Financial Condition, Liquidity and Capital Resources
     As of July 3, 2005, our balance of unrestricted cash and cash equivalents was approximately $2.8 million, a decrease of approximately $8.4 million from the fiscal 2004 year-end balance of approximately $11.2 million, primarily reflecting the repurchase of approximately $11.5 million of common stock, partially offset by cash generated from operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our working capital was approximately $2.8 million as of July 3, 2005 as compared to approximately $10.8 million as of January 2, 2005. Our quick ratio, which measures our immediate short-term liquidity, was 0.62 at July 3, 2005 compared to 1.49 at January 2, 2005. The quick ratio is computed by adding cash and cash equivalents with accounts receivable, net and dividing by total current liabilities. The change in our working capital and quick ratio was primarily due to cash used during the first half of 2005 for the repurchase of common stock.
     Net cash provided by operations for the six months ended July 3, 2005 was approximately $4.5 million, compared to approximately $4.4 million for the six months ended June 27, 2004. Cash generated in the first six months of 2005 reflects an approximate $975,000 increase in restricted cash includes our national advertising fund and the new $525,000 restricted cash account for our self-funded benefit plans, an approximate $684,000 increase in accounts receivable, a decrease in accounts payable of approximately $536,000 and an approximate $266,000 decrease in other current liabilities. This was partially offset by an approximate decrease of $505,000 in prepaids and other current assets, usage of the deferred tax asset of approximately $1.4 million, net income from operations of approximately $2.4 million, depreciation and amortization of approximately $2.2 million, deferred compensation of approximately $209,000 and deferred rent of approximately $215,000. Cash generated in the first six months of 2004 reflects an increase of approximately $372,000 in accounts payable, usage of our deferred tax asset of approximately $970,000, net income from operations of approximately $1.5 million, depreciation and amortization of approximately $2.2 million, deferred compensation of approximately $66,000, and deferred rent of approximately $235,000, partially offset by an approximate decrease of $453,000 in other current liabilities and an increase of approximately $371,000 in prepaid and other current assets, and an increase of approximately $131,000 in restricted cash.
     Net cash used for investing activities for the first six months of 2005 was approximately $1.5 millionreflecting capital expenditures of approximately $1.6 million partially offset by payments received on notes receivable of approximately $123,000. Net cash used for investing activities for the first six months of 2004 was approximately $527,000, reflecting capital expenditures of approximately $621,000 partially offset by payments received of approximately $94,000 on notes receivable.
     Net cash used for financing activities was approximately $11.4 million for the first six months of 2005, compared to cash used for financing activities of approximately $4.2 million for the first six months of 2004. The use of cash during the first six months of fiscal 2005 was primarily due to our share repurchase program, under which we repurchased approximately 954,900 shares in the 2005 year-to-date period for approximately $11.5 million. This was partially offset by approximately $474,000 in proceeds from the exercise of stock options. Additionally, there were payments on long-term debt and capital lease obligations of approximately $276,000 and payments of approximately $85,000 for debt issuance costs related to our credit line. During the first six months of fiscal 2004, use of approximately $4.3 million for the repurchase of 562,300 shares of common stock and payments of approximately $428,000 on long-term debt and capital lease obligations was offset by proceeds of approximately $504,000 from stock option exercises.
     On January 28, 2005, we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate (6.25% as of July 3, 2005) plus 2.0%. Unused portions of the facility will be subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of July 3, 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The credit agreement is available for general working capital purposes and for the repurchase of shares under our share repurchase program. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property. The credit agreement contains financial covenants as well as customary affirmative and negative covenants including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company among others. The credit agreement also includes financial covenants. We were in compliance with all covenants under this credit facility as of July 3, 2005. We anticipate that future development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility.
     On December 30, 2004, we signed a lease agreement with Liberty Property Limited Partnership for a new corporate office in Minnetonka, Minnesota. The lease commenced in July 2005, is for approximately 26,000 rentable square feet, and is for a term of 97 months, with two-five year renewal options. The minimum rent commitment over the lease term is approximately $4.6 million.
     Future minimum lease payments existing at July 3, 2005 including renewal options were:
     (in thousands)

	Operating	Capital
Fiscal Year	Leases	Leases
2005	$1,669	$49
2006	3,408	17
2007	3,417	—
2008	3,338	—
2009	3,341	—
Thereafter	40,234	—

Total future minimum lease commitments	$55,407	$66
Less: sublease income	(9,261)	—
Less: interest at 12.95%	—	(3)

Total operating and capital lease obligations	$46,146	$63

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following table provides aggregate information about our remaining contractual payment obligations and the periods in which payments are due:
Payments Due by Period
(in thousands)

Contractual
Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long Term Debt	$12,135	$198	$426	$465	$505	$548	$9,993
Financing Leases	4,500	—	—	—	—	—	4,500
Capital Leases	63	47	16	—	—	—	—
Operating Leases	55,407	1,669	3,408	3,417	3,338	3,341	40,234

Less: Sublease rental income	(9,261)	(251)	(502)	(502)	(440)	(441)	(7,125)

Total	$62,844	$1,663	$3,348	$3,380	$3,403	$3,448	$47,602

     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of July 3, 2005 and January 2, 2005, the Company was in compliance or had obtained waivers for all of its covenants.
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
     Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, many of which are included in Famous Dave’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     The address of our Website is www.famousdaves.com. Our Website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any Famous Dave’s shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at Famous Dave’s, Inc., 12701 Whitewater Drive, Suite 200, Minnetonka, MN 55343.
     The Company has adopted a Code of Ethics applicable to all of its employees (except its CEO, CFO and Controller) and a separate Code of Ethics applicable specifically to its CEO, CFO and Controller. These two Code of Ethics documents are available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting them. The Company has also adopted Corporate Governance Principles and Practices applicable to the Board of Directors. This document is available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting it.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of July 3, 2005 was approximately $16.2 million, including financing lease obligations. Of the outstanding long-term debt, approximately $1.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. On January 28, 2005, we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate (6.25% as of July 3, 2005) plus 2.0%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Unused portions of the facility are subject to an unused facility fee equal to 0.5% of the unused portion. We do not see the variable interest rate long-term debt as a significant interest rate risk. Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

Item 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On January 25, 2005, we entered into a settlement agreement in which the plaintiffs released all claims asserted against us and our subsidiaries in exchange for a payment of $325,000. In addition, the plaintiffs released and terminated the subject guaranty and all rights thereunder. Pursuant to certain indemnity and guaranty agreements, we have a right to recover the settlement payment amount and related costs from the franchisee and its affiliates. On May 11, 2005, we entered into an asset purchase agreement with the franchisee and its lender pursuant to which we would acquire from the franchisee the assets comprising our franchised location in Florence, Kentucky for a purchase price of approximately $790,000, payable in part by forgiveness of the settlement amount and related costs, as well as other amounts due to us from the franchisee. The consummation of this transaction is contingent upon, among other things, completion of due diligence to our satisfaction. Since the execution of the asset purchase agreement we have been conducting due diligence and, to date, no conditions have been identified that would warrant cancellation of the transaction. Because the franchisee has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, consummation of the transaction will also be contingent upon approval by the United States Bankruptcy Court. The transaction is scheduled to close subject to the satisfaction of applicable closing conditions upon the issuance of a final and non-appealable approval order from the Court. Subject to consummation of the transaction, the amounts to be recovered from the franchisee will be fully realized.

PART II. OTHER INFORMATION
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On November 2, 2004, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to an additional 1.0 million shares of our common stock. The plan authorized us to purchase shares from time-to-time in both the open market or through privately negotiated transactions. The repurchase was expected to be funded from the Company’s available working capital.
     As of July 3, 2005, we had completed the purchase of 1.0 million outstanding shares under this program at an average market price of $11.93, excluding commissions. During the second quarter of fiscal 2005, we repurchased 592,300 outstanding shares under this program at an average market price of $11.04, excluding commissions. All share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.
     The following table includes information about our share repurchases for the second quarter ended July 3, 2005.

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
	Total		(or Units)	Shares
	Number of	Average	Purchased as	(or Units)
	Shares	Price Paid	Part of Publicly	that May Yet be
	(or Units)	per Share(1)	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs(2)
Month #4 (April 4, 2005 - May 1, 2005)	8,348	$13.53	416,048	583,952
Month #5 (May 2, 2005 - May 29, 2005)	367,663	$10.93	783,711	216,289
Month #6 (May 30, 2005 - July 3, 2005)	216,289	$11.11	1,000,000	—

(1)	Excluding Commissions

(2)	On November 2, 2004, we announced the approval of a repurchase program under which we were authorized to repurchase up to 1.0 million shares of our common stock. For the period from November 2, 2004 until June 15, 2005, we had completed the program and had repurchased 1.0 million shares of common stock.

PART II. OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Shareholders was held on May 12, 2005. The proposals submitted to our stockholders and the results of voting on such proposals were as noted.
Proposal 1:
Election of Directors: The following persons were elected as directors for a one-year term expiring at the Annual Meeting held in 2006.

	Affirmative Votes	Authority Withheld
F. Lane Cardwell, Jr.	9,038,898	294,543
K. Jeffrey Dahlberg	9,039,008	294,433
David Goronkin	9,034,208	299,233
Mary Jeffries	9,035,608	297,833
Richard L. Monfort	9,039,398	294,043
Dean A. Riesen	9,039,408	294,033
Proposal 2:
Ratification of Independent Auditors: the selection of Grant Thornton LLP as our independent auditors for fiscal year ending January 1, 2006 was ratified. The voting results were as follows:

Affirmative Votes	Votes Against	Votes Abstained
9,256,596	62,710	14,135
Proposal 3:
Adoption of the Famous Dave’s of America, Inc. 2005 Stock Incentive Plan. The voting results were as follows:

Affirmative Votes	Votes Against	Votes Abstained	Broker Non-Vote
5,124,841	664,946	28,939	3,514,715

Item 6. EXHIBITS
(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: August 12, 2005	By:	/s/ David Goronkin

David Goronkin
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 12, 2005		/s/ Diana Garvis Purcel

Diana Garvis Purcel
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)