Form 10-Q
period 2005-10-02
FAMOUS DAVES OF AMERICA INC
filed 2005-11-10
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2005
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
Registrant’s telephone number, including area code (952) 294-1300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12-b-2 of the Act). Yes  ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐       No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates on July 1, 2005 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on July 1, 2005 was $99,388,502. As of November 2, 2005, 10,577,693 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 2, 2005 AND JANUARY 2, 2005
(in thousands, except share and per-share data)

	October 2,	January 2,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,178	$11,170
Restricted cash	1,118	39
Accounts receivable, net	2,362	2,289
Inventories	1,544	1,523
Prepaid expenses and other current assets	3,150	4,747

Total current assets	12,352	19,768

Property, equipment and leasehold improvements, net	45,933	44,664

Other assets:
Notes receivable, less current portion	1,801	2,156
Deferred tax asset, less current portion	4,458	4,458
Other assets	894	867

	$65,438	$71,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$—
Current portion of long-term debt	417	424
Current portion of capital leases	40	97
Accounts payable	3,229	4,138
Other current liabilities	5,490	4,352

Total current liabilities	9,176	9,011

Long-term liabilities:
Long-term debt, less current portion	11,654	11,937
Capital leases, less current portion	—	16
Financing leases	4,500	4,500
Other liabilities	3,797	3,106

Total liabilities	29,127	28,570

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 10,578,000 and 11,340,000 shares issued and outstanding, respectively	106	113
Additional paid-in capital	38,983	49,674
Accumulated deficit	(2,778)	(6,444)

Total shareholders’ equity	36,311	43,343

	$65,438	$71,913

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
OCTOBER 2, 2005 AND SEPTEMBER 26, 2004
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Revenue:
Restaurant sales, net	$22,941	$23,450	$68,152	$67,056
Franchise royalty revenue	2,770	1,925	7,682	5,264
Franchise fee revenue	360	380	1,135	1,348
Licensing and other revenue	197	212	861	350

Total revenue	26,268	25,967	77,830	74,018

Costs and expenses:
Food and beverage costs	7,029	7,282	20,888	20,992
Labor and benefits	6,758	6,789	19,843	19,604
Operating expenses	5,540	5,503	16,465	16,337
Depreciation and amortization	1,055	1,092	3,269	3,306
General and administrative	3,405	2,719	10,248	7,801

Total costs and expenses	23,787	23,385	70,713	68,040

Income from operations	2,481	2,582	7,117	5,978

Other expense:
Interest expense	(462)	(512)	(1,318)	(1,461)
Interest income	54	73	205	226
Other expense, net	(85)	(53)	(88)	(160)

Total other expense	(493)	(492)	(1,201)	(1,395)

Income before income taxes	1,988	2,090	5,916	4,583

Income tax provision	(760)	(820)	(2,250)	(1,790)

Net income	$1,228	$1,270	$3,666	$2,793

Basic net income per common share	$0.12	$0.11	$0.34	$0.23

Diluted net income per common share	$0.11	$0.11	$0.33	$0.23

Weighted average common shares outstanding — basic	10,554,000	11,633,000	10,905,000	12,049,000

Weighted average common shares outstanding — diluted	10,879,000	11,956,000	11,254,000	12,384,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
OCTOBER 2, 2005 AND SEPTEMBER 26, 2004
(in thousands)
(Unaudited)

	Nine Months Ended
	October 2,	September 26,
	2005	2004

Cash flows from operating activities:
Net income	$3,666	$2,793
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	3,269	3,306
Amortization of deferred financing costs	47	39
Loss on disposal of property	29	68
Deferred tax asset	2,030	1,773
Deferred rent	691	352
Deferred compensation	453	81
Changes in operating assets and liabilities:
Restricted cash	(1,079)	(107)
Accounts receivable, net	(581)	(237)
Inventories	(21)	20
Prepaid expenses and other current assets	273	(164)
Deposits	12	38
Accounts payable	(909)	536
Other current liabilities	436	(765)

Cash flows provided by operations	8,316	7,733

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(5,092)	(1,405)
Proceeds from sale of land and building	525	—
Payments received on notes receivable	405	180

Cash flows used for investing activities	(4,162)	(1,225)

Cash flows from financing activities:
Payments for debt issuance costs	(85)	—
Payments on long-term debt	(290)	(265)
Payments on capital lease obligations	(73)	(349)
Proceeds from exercise of stock options	831	582
Repurchase of common stock	(11,529)	(7,463)

Cash flows used for financing activities	(11,146)	(7,495)

Decrease in cash and cash equivalents	(6,992)	(987)

Cash and cash equivalents, beginning of period	11,170	9,964

Cash and cash equivalents, end of period	$4,178	$8,977

Supplemental cash flow information:
Interest paid during the period	$1,286	$1,348

Income taxes paid during the period	$406	$4

Non-cash items:
Reclassification of accounts receivable to other current assets	$508	$—

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)       Basis of Presentation
           We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of October 2, 2005, there were 119 restaurants operating in 31 states, including 38 company-owned restaurants and 81 franchise-operated restaurants. An additional 193 franchise restaurants were committed to be developed through signed area development agreements at October 2, 2005.
           We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of October 2, 2005 and January 2, 2005 and for the three and nine month periods ended October 2, 2005 and September 26, 2004. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2004 Form 10-K as filed with the SEC.
           Due to the seasonality of our business, revenue and operating results for the three and nine months ended October 2, 2005 are not necessarily indicative of the results to be expected for the full year.
           Certain reclassifications have been made to prior periods to conform to the current presentation.
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
           Following is a reconciliation of basic and diluted net income per common share:

(in thousands, except per-share data)
	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Net income per common share — basic:
Net income	$1,228	$1,270	$3,666	$2,793
Weighted average shares outstanding	10,554	11,633	10,905	12,049
Net income per common share — basic	$0.12	$0.11	$0.34	$0.23

Net income per common share — diluted:
Net income	$1,228	$1,270	$3,666	$2,793
Weighted average shares outstanding	10,554	11,633	10,905	12,049
Dilutive impact of common stock
Equivalents outstanding	325	323	349	335

Adjusted weighted average shares outstanding	10,879	11,956	11,254	12,384

Net income per common share — diluted	$0.11	$0.11	$0.33	$0.23

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2)       Net Income Per Common Share (continued)
           All options outstanding as of October 2, 2005 were used in the computation of diluted earnings per common share for the three and nine months ending October 2, 2005. Options and warrants to purchase approximately 25,500 and 92,000 shares of common stock with a weighted average exercise price of $7.88 and $7.24, respectively, were outstanding at September 26, 2004, but were not included in the three-month or nine-month computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the respective periods.
(3)       Restricted Cash
           Restricted cash as of October 2, 2005 and September 26, 2004 consists of the remaining balance of cash payments received from franchise-operated and company-owned restaurants for the Public Relations and Marketing Development Fund (see footnote 4), in addition to funding related to a letter of credit as required by our self-funded insurance programs. The letter of credit was established as of July 1, 2005, and is funded by a restricted interest-bearing cash account in the amount of approximately $527,000.
(4)     Public Relations and Marketing Development Fund
           Beginning in fiscal 2004, we established a system-wide public relations and marketing fund. Company-owned restaurants, in addition to franchise-operated restaurants whose franchise agreements were signed after January 1, 2004, are required to contribute a percentage of sales, currently 1.0%, to the fund that is used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of October 2, 2005 and January 2, 2005. As of October 2, 2005 and January 2, 2005, we had approximately $591,000 and $39,000 in this fund, respectively.
(5)     Credit Facility and Debt Covenants
           On January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate (6.75% at October 2, 2005) plus 2.0%. Unused portions of the facility are subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of October 2, 2005.
           The credit agreement is available for general working capital purposes and for the repurchase of shares of Company stock. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property. The credit agreement contains financial covenants as well as customary affirmative and negative covenants including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company, among others. The credit agreement also includes financial covenants. We were in compliance with all covenants under this credit facility as of October 2, 2005. We anticipate that future development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations and from sources such as our credit facility.
           Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of October 2, 2005 and January 2, 2005, the Company was in compliance with all of its covenants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6)      Stock-Based Compensation
           In accordance with Accounting Principles Board (APB) Opinion No. 25, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Famous Dave’s common stock at the date of grant over the amount the employee must pay for the stock. Our policy is to grant stock options at the quoted market price at the date of grant. No compensation expense has been recognized for options issued during the three or nine month periods ended October 2, 2005 or September 26, 2004. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of Statement of Financial Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Net income as reported	$1,228	$1,270	$3,666	$2,793
Less: Compensation expense determined under the fair value method, net of tax	(101)	(199)	(323)	(585)

Pro forma net income	$1,127	$1,071	$3,343	$2,208

Net income per common share:
Basic EPS as reported	$0.12	$0.11	$0.34	$0.23
Basic EPS pro forma	$0.11	$0.09	$0.31	$0.18

Diluted EPS as reported	$0.11	$0.11	$0.33	$0.23
Diluted EPS pro forma	$0.10	$0.09	$0.30	$0.18
           In determining the compensation cost of the options granted during the third quarter of fiscal 2005 and 2004, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Risk free interest rate	4.0%	4.4%
Expected life of options	6.4 years	10 years
Expected volatility	67.2%	56.7%
Dividend yield	0.0%	0.0%
           2005 Stock Incentive Plan
           On May 12, 2005, the Company’s shareholders approved the adoption of the Famous Dave’s of America, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The purpose of the 2005 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees, certain key consultants and directors of the Company. The maximum number of shares of common stock which may be issued under the 2005 Plan is 450,000 shares, subject to adjustment. The Compensation Committee of the Company’s Board of Directors will administer the 2005 Plan. Awards may be granted to employees, members of the Board of Directors and consultants or other independent contractors. Awards that may be granted under the 2005 Plan include performance shares, incentive and non-statutory stock options, stock appreciation rights, stock awards, and restricted stock. The 2005 Plan shall remain in effect until all incentives granted under the 2005 Plan have either been satisfied by the issuance of shares of Common Stock, the payment of cash, or have been terminated under the terms of the 2005 Plan and all restrictions imposed on shares of Common Stock in connection with their issuance under the 2005 Plan have lapsed. No incentives may be granted under the 2005 Plan after the tenth anniversary of the date the 2005 Plan was approved by the Shareholders of the Company.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6)      Stock-Based Compensation (continued)
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
           In accordance with the plan discussed above, on February 18, 2004, David Goronkin, our President and CEO, elected to defer his 2003 bonus of $93,750 for a one-year timeframe. As a result of the decrease in the share price of our common stock at September 26, 2004 from the share price at the time of the election, we recognized approximately $4,000 as a credit to compensation expense in the third quarter of 2004. For the year-to-date period ended September 26, 2004, we recognized approximately $19,000 in compensation expense. Mr. Goronkin’s fiscal 2003 bonus, including the original amount deferred and the appreciation, was paid to him during the first quarter of 2005.
           On February 25, 2005, several of our executives elected to defer a portion of their 2004 bonuses, totaling approximately $77,000, in accordance with the Deferred Stock Unit Plan discussed above. As a result of an increase in the ending share price of our common stock at October 2, 2005 from the share price at the time of the election, we have recognized approximately $14,000 and $4,000 in our consolidated statement of operations for the three and nine months ended October 2, 2005, respectively, as related to this plan.
           Performance Shares
           During fiscal 2004, the Compensation Committee determined that all stock incentive awards for employees of the Company, including officers, commencing in 2005, will take the form of performance shares. These performance shares will take the place of the Company’s historical practice of issuing stock options as a form of stock incentive.
           We have a program under which management and certain director-level employees may be granted performance shares under the 1995 Stock Option and Compensation Plan, the 1997 Employee Stock Option Plan and the 2005 Stock Incentive Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants are contingent upon the Company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant. Upon achieving the minimum percentage, and provided that the recipient remains an employee during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is equal to the percentage of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6)      Stock-Based Compensation (continued)
           We currently have two performance share programs in progress. On February 18, 2004 our Board of Directors awarded 33,500 (subsequently reduced to 31,000 due to an employee’s departure) performance share grants to eligible employees for the fiscal 2004 — fiscal 2006 timeframe. On February 25, 2005, our Board of Directors awarded 134,920 (subsequently reduced to 126,013 due to an employee’s departure) performance share grants to eligible employees for the fiscal 2005 - fiscal 2007 timeframe. We recognized approximately $19,000 and $62,000, respectively, of compensation expense in our consolidated statement of operations for the three and nine months ended September 26, 2004, respectively, related to the fiscal 2004-2006 program. We recognized approximately $230,000 and $449,000 of compensation expense in our consolidated statement of operations for the three and nine months ended October 2, 2005, respectively, related to the fiscal 2004-2006 and fiscal 2005-2007 programs.
(7)      Common Share Repurchases
           On May 12, 2004, we announced that our Board of Directors approved a program to repurchase up to 1.0 million shares of our common stock. In the third quarter of 2004, we had repurchased 437,700 shares at an average market price of $7.04, excluding commissions. In September 2004, we completed the repurchase of these 1.0 million shares at a total price of approximately $7.5 million.
           On November 2, 2004, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time-to-time in both the open market or through privately negotiated transactions. On June 20, 2005 we completed the repurchase of all 1.0 million shares under this program at an average market price of $11.93, excluding commissions. Cash paid for the repurchase of shares for the nine months ended October 2, 2005 was approximately $11.5 million.
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
           On January 25, 2005, we entered into a settlement agreement in which the plaintiffs released all claims asserted against us and our subsidiaries in exchange for a payment of $325,000. In addition, the plaintiffs released and terminated the subject guaranty and all rights thereunder. Pursuant to certain indemnity and guaranty agreements, we have a right to recover the settlement payment amount and related costs from the franchisee and its affiliates. On May 11, 2005, we entered into an asset purchase agreement with the franchisee and its lender pursuant to which we would acquire from the franchisee the assets comprising our franchised location in Florence, Kentucky for a purchase price of approximately $790,000, payable in part by forgiveness of the settlement amount and related costs, as well as other amounts due to us from the franchisee. Our ultimate basis in the acquired assets would include the purchase price plus the related expenses incurred by us in connection with this acquisition. The consummation of this transaction is contingent upon, among other things, completion of due diligence to our satisfaction. Since the execution of the asset purchase agreement we have been conducting due diligence and, to date, no conditions have been identified that would warrant cancellation of the transaction. Because the franchisee has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, consummation of the transaction will also be contingent upon approval by the United States Bankruptcy Court. The transaction is scheduled to close subject to the satisfaction of applicable closing conditions upon the issuance of a final and non-appealable approval order from the Court. Subject to

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)      Other Current Assets (continued)
consummation of the transaction, we believe the amounts to be recovered from the franchisee will be fully realized and, as a result, as of April 3, 2005 we reclassified $508,000 from accounts receivable to other current assets on our consolidated balance sheet. Since April 2005, we have realized approximately $78,000 in additional expenses related to this transaction, and, accordingly, have reflected approximately $586,000 in other current assets in our consolidated balance sheet as of October 2, 2005.
(9)      Properties
           We moved into new corporate office headquarters in Minnetonka, Minnesota on July 25, 2005. Capital expenditures of approximately $739,000 were spent on the new facility, including the construction of a new test kitchen and training facility in the lower-level of the office facility. The lease, which commenced in July 2005, is for approximately 26,000 rentable square feet and is for a term of 97 months, with two five-year renewal options. The minimum rent commitment over the lease term is approximately $4.6 million.
(10)      Recently Issued Accounting Pronouncements
             In October 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted under existing Generally Accepted Accounting Principles (GAAP), we are electing to capitalize rental costs during construction of our Chantilly, Virginia corporate restaurant through December 31, 2005. The Company is required to adopt FASB Staff Position No. FAS 13-1 on January 2, 2006. We estimate that the impact of the adoption of the staff position will be approximately $130,000 in additional pre-opening rent expense during 2006. This amount may vary based on lease terms, restaurant openings and length of construction period.
           In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in accounting estimate effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for us on January 2, 2006. We do not believe that the adoption of the provision of SFAS No. 154 will have a material impact on our consolidated financial statements.
           In December 2004, FASB issued its final statement SFAS No. 123(r), Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees based on their fair values at the time of grant and would eliminate the use of accounting for employee options under APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for SFAS No. 123(r), and we are required to implement this standard effective with the beginning of our 2006 fiscal year.
           SFAS No. 123(r) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(r) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(r) that remain unvested on the effective date; (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10)      Recently Issued Accounting Pronouncements (continued)
based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption. We have determined that we will adopt the “modified prospective” method under SFAS No. 123(r). While SFAS No. 123(r) permits entities to continue use of the Black-Scholes option pricing model, SFAS No. 123(r) also permits the use of a “binomial model.” We currently expect that we will continue to utilize the Black-Scholes option pricing model upon the adoption of SFAS No. 123(r). Had we adopted SFAS No. 123(r) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net income and pro forma net income per common share in footnote 6.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
           Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first Company-owned restaurant in Minneapolis, Minnesota in June 1995. As of October 2, 2005, there were 119 Famous Dave’s restaurants operating in 31 states, including 38 company-owned restaurants and 81 franchise-operated restaurants. An additional 193 franchise restaurants were in various stages of development as of October 2, 2005.
           Fiscal Year
           Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Fiscal 2004, which ended on January 2, 2005, was a 53-week period. Fiscal 2005, which ends on January 1, 2006, will consist of 52 weeks.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
           The corresponding expenses are included in general and administrative costs and the revenue associated with the opening assistance and training is reflected in other revenue.
           The following table presents items in our Consolidated Statements of Operations as a percentage of total revenue or net restaurant sales, as indicated, for the following periods(1):

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Restaurant sales, net	87.3	90.3	87.6	90.6
Franchise-related revenue and other revenue	12.7	9.7	12.4	9.4

Total revenue	100.0%	100.0%	100.0%	100.0%

Restaurant costs and expenses:
Food and beverage costs (2)	30.6	31.1	30.6	31.3
Labor and benefits (2)	29.4	28.9	29.1	29.2
Operating expenses (2)	24.2	23.5	24.2	24.4

Depreciation and amortization (restaurant level) (2)	4.2	4.3	4.4	4.6

Total costs and expenses (2)	88.4	87.8	88.3	89.5

Income from restaurant operations (2)	11.6	12.2	11.7	10.5

General and administrative (3)	13.0	10.5	13.2	10.5

Depreciation and amortization (corporate) (3)	0.4	0.3	0.4	0.3

Income from operations (3)	9.4%	9.9%	9.1%	8.1%

(1)	Data regarding our restaurant operations as presented in the table above, includes sales, costs and expenses associated with our Rib Team, which netted to a loss of $13,000 for the third quarter of 2005 and income of $22,000 for the third quarter of 2004. Net operations for the Rib Team for the first nine months of 2005 were a loss of $28,000, and for the first nine months of 2004 were a loss of $130,000. Our Rib Team travels the country introducing people to our brand of barbeque and builds brand awareness.

(2)	As a percentage of restaurant sales, net.

(3)	As a percentage of total revenue.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
           The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 2, 2005.
           Total Revenue
           Total revenue of approximately $26.3 million for the third quarter of fiscal 2005 increased approximately $300,000 or 1.2% over revenue of approximately $26.0 million for the comparable quarter in fiscal 2004. For the year-to-date period, total revenue of approximately $77.8 million for fiscal 2005 increased approximately $3.8 million or 5.2% over revenue of approximately $74.0 million for the comparable year-to-date period for fiscal 2004.
           Restaurant Sales
           Restaurant sales for the third quarter of 2005 were approximately $22.9 million compared to approximately $23.5 million for the same period in 2004, reflecting a 2.2% decrease. The year over year comparison on third quarter sales are negatively impacted by the 53rd week of 2004. The third quarter of 2004 includes sales from June 28, 2004 through September 26, 2004 and the third quarter of 2005 includes sales from July 4, 2005 through October 2, 2005. In essence, a higher volume summer week was replaced with a lower volume fall week. The impact of this shift was approximately $280,000. The decline in sales year-over-year also reflects the two week closure of our Maple Grove, Minnesota location during the third quarter of 2005 for its conversion from counter service to full service. This closure negatively impacted 2005 sales by approximately $100,000. Restaurant sales for the nine months ended October 2, 2005 were approximately $68.2 million compared to approximately $67.1 million for the nine months ended September 26, 2004. The increase in sales year-to-date reflects comparable sales growth, primarily from an increase in our catering and to-go business, the impact of two price increases since the beginning of 2005 equal to approximately 1.2%, partially offset by the 53rd week impact discussed above. Our category leadership in catering and takeout continues to strengthen. Catering and takeout accounted for 33.4% of 2005’s third quarter sales compared with 31.3% for the third quarter of 2004. Year to date, catering and takeout has accounted for 31.5% of sales in 2005 compared with 29.6% of sales for the first nine months of 2004.
           Franchise-Related Revenue
           Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $3.1 million for the third quarter of 2005, representing a 35.8% increase over the comparable period of 2004, primarily reflecting increased royalties. Franchise-related revenue for the nine months ended October 2, 2005 was approximately $8.8 million representing a 33.3% increase over the comparable period of 2004, again, primarily reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 43.9% in the third quarter of 2005 over the prior year comparable period, reflecting the annualization of a net 12 franchise restaurants that opened in fiscal 2004 in addition to the net 15 new franchise restaurants opened during the first nine months of fiscal 2005. The third quarter of fiscal 2005 contained 997 franchise-operating weeks compared to 738 franchise-operating weeks for the third quarter of fiscal 2004. The first three quarters of 2005 included 2,775 franchise operating weeks, compared to the first three quarters of 2004, which included 2,089 franchise operating weeks, an increase in the number of operating weeks of approximately 32.8%. There were 81 franchise-operated restaurants opened at October 2, 2005 compared to 63 at September 26, 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
           Licensing and Other Revenue
           Licensing revenue includes royalties from a retail line of business, including sauces and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the third quarter of fiscal 2005, the licensing revenue was approximately $70,000 compared to approximately $54,000 for the comparable period of fiscal 2004. Licensing revenue for the nine months ended October 2, 2005 was approximately $239,000 compared to approximately $187,000 for the nine months ended September 26, 2004. Other revenue for the fiscal 2005 third quarter was approximately $127,000, compared to approximately $158,000 for the comparable prior year quarter. Other revenue for the nine months ended October 2, 2005, was approximately $622,000 compared to approximately $163,000 for the comparable period in 2004. The amount of other revenue has grown based on the level of opening assistance we provided during 2005 for the opening of 17 new franchise restaurants. Other revenue is expected to continue to increase due to the planned openings of up to 9 restaurants during the fourth quarter.
           Same Store Net Sales
           It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the third quarter of fiscal 2005 decreased approximately 0.4%, compared to fiscal 2004’s third quarter increase of approximately 5.3%. Since fiscal 2004 was a 53 week year, we have shifted the comparable sales base by one week to more properly align the comparable sales calendar. For the third quarter of 2005, there were 38 restaurants included in the company-owned comparable sales base as compared to 36 for the comparable period of 2004. Same store net sales for company-owned restaurants for the nine months ended October 2, 2005 increased approximately 1.9%, compared to fiscal 2004’s increase of approximately 0.2%. We believe that the increase in same store net sales for the year-to-date period reflects the success of our limited time offerings, a focus on operational excellence and execution in our restaurants, and price increases of approximately 1.0% in January of 2005 and approximately 0.6% in June of 2005. This has been partially offset by the shift in weeks due to the 53rd week of 2004 and the temporary closure of Maple Grove, as discussed previously.
           Same store net sales for franchise-operated restaurants for the third quarter of 2005 decreased approximately 2.0%, compared to a decrease of approximately 1.4% for the third quarter of fiscal 2004. Same store net sales for franchise-operated restaurants for the nine months ended October 2, 2005 decreased approximately 1.0%, compared to a decrease of approximately 2.3% for the prior year comparable period. For the third quarters of 2005 and 2004, there were 50 and 30 restaurants, respectively, included in the franchise-operated comparable sales base.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
           Average Weekly Net Sales
           The following table shows company-owned and franchise-operated average weekly net sales for the three and nine months ended October 2, 2005 and September 26, 2004:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Company-Owned	$46,385	$47,169	$45,894	$45,086
Full-Service	$47,058	$47,805	$46,925	$46,126
Counter Service	$43,338	$44,349	$41,293	$40,481

Franchise-Operated	$55,802	$53,955	$56,187	$52,400
           The slightly less favorable trend in average weekly sales for company-owned restaurants is affected by the shift in weeks for the 53rd week of 2004 and the temporary closure of Maple Grove discussed previously.
           Food and Beverage Costs
           Food and beverage costs for the third quarter of fiscal 2005 were approximately $7.0 million or 30.6% of net restaurant sales, compared to approximately $7.3 million or 31.1% of net restaurant sales for the third quarter of fiscal 2004. Food and beverage costs for the nine months ended October 2, 2005 were approximately $20.9 million or 30.6% of net restaurant sales, compared to approximately $21.0 million or 31.3% of net restaurant sales for the comparable period of fiscal 2004.
           Results reflect the impact of a price increase of about 1% implemented in January 2005 and approximately 0.6% in June 2005, in addition to our ability to leverage our menu and offset higher food costs through usage of our limited time offerings. We recently re-negotiated our pork contract, which represents approximately 30% of our total purchases. We expect to realize a 4.5% decrease in our pork prices which will begin to be realized late in the fourth quarter. Our current burger contract, which contains an approximate 7% decrease from the second quarter of 2005, ends on November 30, 2005, and we are currently renegotiating this contract. Our six month brisket contract runs through January 31, 2006 and our chicken contract runs through December 31, 2005. We are currently renegotiating both of these contracts as well.
           As a percentage of dine-in sales, our adult beverage sales at our corporate restaurants remain at prior year levels of approximately 10%. As such, building the bar continues to be a focus for us. We have determined that we will have limited ability to “grow the bar” in our current 38 locations due to the fact that the majority of these locations have little to no designated bar, and some restaurants don’t even have a full liquor license. We’re encouraged by the prospects of growing this business on a go-forward basis, however, because our recent franchise openings have achieved rates up to 16.5% for their adult beverage sales as a percentage of dine-in sales.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
           Labor and Benefits
           Labor and benefits at the restaurant level for the third quarter ended October 2, 2005 were approximately $6.8 million or 29.4% of net restaurant sales, compared to approximately $6.8 million or 28.9% of net restaurant sales for the third quarter ended September 26, 2004. Labor and benefits at the restaurant level for the nine months ended October 2, 2005 were approximately $19.8 million or 29.1% of net restaurant sales, compared to approximately $19.6 million or 29.2% of net restaurant sales for the nine months ended September 26, 2004. The increase in labor and benefits as a percentage of net restaurant sales in the third quarter is a function of lower restaurant sales volumes in 2005 as compared to 2004. Labor and benefits in the third quarter of 2005 also reflects a minimum wage increase in Minnesota from $5.15 per hour to $6.15 per hour, which went into effect August 1, 2005. Labor and benefits for the year-to-date period increased in dollars primarily due to higher payroll taxes and workers compensation expense in fiscal 2005 compared to fiscal 2004. As a percentage of restaurant sales, labor and benefits decreased on a year-to-date basis due to higher restaurant sales volumes in 2005 as compared to 2004.
           Operating Expenses
           Operating expenses for the third quarter of fiscal 2005 were approximately $5.5 million or 24.2% of net restaurant sales, compared to operating expenses of approximately $5.5 million or 23.5% of net restaurant sales for the third quarter of fiscal 2004. Operating expenses for the nine months ended October 2, 2005, were approximately $16.5 million or 24.2% of net restaurant sales, compared to approximately $16.3 million or 24.4% of net restaurant sales for the nine months ended September 26, 2004. The increase in third quarter year-over-year restaurant level operating expenses as a percentage of restaurant sales is due to increased supplies expense from catering and to-go sales as well as increased advertising costs. The percentage increase is also affected by the lower sales base in 2005 as compared to 2004. The decline in year-to-date restaurant level operating expenses as a percentage of net restaurant sales reflects the ability to leverage fixed costs. We anticipate that fiscal 2005’s operating expenses as a percentage of net restaurant sales will remain slightly lower than the percentage in fiscal 2004, primarily due to continued leveraging of fixed costs.
           Depreciation and Amortization
           Depreciation and amortization expense for the third quarter of 2005 was approximately $1.1 million or 4.0% of total revenue, essentially flat in dollars to depreciation and amortization expense for the third quarter of 2004. Depreciation and amortization expense for the nine months ended October 2, 2005 was approximately $3.3 million or 4.2% of total revenue, again, essentially flat in dollars to depreciation and amortization expense for the nine months ended September 26, 2004. The decrease in depreciation and amortization expense as a percent of total revenue in 2005 compared to 2004 is primarily due to better leveraging of these costs. Fiscal 2005 depreciation and amortization is expected to remain slightly lower than fiscal 2004 levels.
           Pre-opening Expenses
           No new company-owned restaurants were opened during the three and nine month periods ending October 2, 2005 or September 26, 2004. We plan to open one new company-owned restaurant in the fourth quarter of fiscal 2005. Pre-opening costs are estimated to be $198,000, including the conversion of Maple Grove, Minnesota and the opening of Chantilly, Virginia.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
           General and Administrative Expenses
           General and administrative expenses for the third quarter of 2005 were approximately $3.4 million or 13.0% of total revenue, compared to approximately $2.7 million or 10.5% of total revenue for the third quarter of 2004. General and administrative expenses for the first nine months of 2005 were approximately $10.2 million or 13.2% of total revenue compared to approximately $7.8 million or 10.5% of total revenue for the first nine months of 2004. Excluding stock-based compensation and the impact of our franchise services, which is offset in other revenue, the percentage is 11.6% for the third quarter of 2005 and 9.9% for the comparable period in 2004. On a year-to-date basis, the percentage is 11.9% for 2005 and 10.2% for 2004, respectively. The remaining increase in the percentages primarily reflect planned investments in infrastructure to get ahead of our growth and a delay in leveraging these costs against lost franchise sales weeks due to a shift in openings later in the year. On an annual basis, we expect fiscal 2005 general and administrative expenses as a percentage of total revenue to increase approximately 230 to 250 basis points over fiscal 2004 general and administrative expenses as a percentage of revenue, resulting from lost franchise sales weeks due to a shift in openings later in the year, higher stock-based compensation expense, and increases in franchise service expense.
           Interest Expense
           Interest expense was approximately $462,000 or 1.8% of total revenue for the third quarter of 2005, compared to approximately $512,000 or 2.0% of total revenue for the comparable quarter of 2004. Interest expense was approximately $1.3 million or 1.7% of total revenue for the first nine months of 2005, compared to approximately $1.5 million or 2.0% of total revenue for the comparable period of 2004. This line item reflects interest expense from our revolving credit facility, capital lease obligations, notes payable and financing lease obligations. We expect interest expense to be lower than fiscal 2004 levels due to lower levels of debt outstanding in 2005 compared to 2004, partially offset by our $10.0 million line of credit obtained in early 2005, which carries a variable rate as well as a 0.5% non-use fee, and the increased amortization of deferred financing costs related to this line. We had no borrowings under this agreement as of October 2, 2005.
           Interest Income
           Interest income was approximately $54,000 and $73,000 for the third quarters of 2005 and 2004, respectively. Interest income was approximately $205,000 and $226,000 for the nine months ended October 2, 2005 and September 26, 2004, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect that fiscal 2005 interest income will remain lower than fiscal 2004 due to lower cash balances.
           Other Expense, net
           During the third quarter of 2005, we realized other expense, net, of approximately $85,000, which compares to other expense, net, of approximately $53,000 for the third quarter of 2004. For the nine months ended October 2, 2005, other expense was approximately $88,000 compared to approximately $160,000 the prior year comparable period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
           Income Tax Provision
           For the third quarter of 2005, we recorded a provision for income taxes of approximately $760,000 million, or 38.2% of income before taxes, compared to a tax provision of approximately $820,000, or 39.2% of income before income taxes for the third quarter of 2004. For the nine months ended October 2, 2005, our tax provision was approximately $2.3 million compared to the prior year comparable period of approximately $1.8 million due to higher net income levels in 2005 compared to 2004, partially offset by a lower tax rate. We estimate a 38.0% tax provision for fiscal 2005.
           Basic and Diluted Net Income Per Common Share
           Net income for the third quarter ended October 2, 2005 was approximately $1.2 million or $0.12 per basic common share on approximately 10,554,000 weighted average basic shares outstanding as compared to net income of approximately $1.3 million or $0.11 per basic common share on approximately 11,633,000 weighted average basic shares outstanding for the third quarter ended September 26, 2004. Net income for the nine months ended October 2, 2005 was approximately $3.7 million or $0.34 per basic common share on approximately 10,905,000 weighted average basic shares outstanding compared to a net income of approximately $2.8 million or $0.23 per basic common share on approximately 12,049,000 weighted average basic shares outstanding for the nine months ended September 26, 2004.
           Diluted net income per common share for the third quarter ended October 2, 2005 was $0.11 per common share on approximately 10,879,000 weighted average diluted shares outstanding compared to $0.11 per common share on approximately 11,956,000 weighted average diluted shares outstanding for the third quarter ended September 26, 2004. Diluted net income per common share for the nine months ended October 2, 2005 was $0.33 per common share on approximately 11,254,000 weighted average diluted shares outstanding compared to $0.23 per common share on approximately 12,384,000 weighted average diluted shares outstanding for the nine months ended September 26, 2004.
           Recently Issued Accounting Pronouncements
           In October 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted under existing Generally Accepted Accounting Principles (GAAP), we are electing to capitalize rental costs during construction of our Chantilly, Virginia corporate restaurant through December 31, 2005. The Company is required to adopt FASB Staff Position No. FAS 13-1 on January 2, 2006. We estimate that the impact of the adoption of the staff position will be approximately $130,000 in additional pre-opening rent expense during 2006. This amount may vary based on lease terms, restaurant openings and length of construction period.
           In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in accounting estimate effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for us on January 2, 2006. We do not believe that the adoption of the provision of SFAS No. 154 will have a material impact on our consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
           In December 2004, FASB issued its final statement SFAS No. 123(r), Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees based on their fair values at the time of grant and would eliminate the use of accounting for employee options under APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for SFAS No. 123(r), and we are required to implement this standard effective with the beginning of our 2006 fiscal year.
           SFAS No. 123(r) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(r) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(r) that remain unvested on the effective date; (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption. We have determined that we will adopt the “modified prospective” method under SFAS No. 123(r). While SFAS No. 123(r) permits entities to continue use of the Black-Scholes option pricing model, SFAS No. 123(r) also permits the use of a “binomial model.” We currently expect that we will continue to utilize the Black-Scholes option pricing model upon the adoption of SFAS No. 123(r). Had we adopted SFAS No. 123(r) in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net income and pro forma net income per common share in footnote 6.
Financial Condition, Liquidity and Capital Resources
           As of October 2, 2005, we had an unrestricted cash and cash equivalents balance of approximately $4.2 million, a decrease of approximately $7.0 million from the fiscal 2004 year-end balance of approximately $11.2 million. The decrease primarily reflects the repurchase of approximately $11.5 million of common stock, partially offset by cash generated from operations.
           Our working capital was approximately $3.0 million as of October 2, 2005 as compared to approximately $10.8 million as of January 2, 2005. Our quick ratio, which measures our immediate short-term liquidity, was 0.8 at October 2, 2005 compared to 1.49 at January 2, 2005. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our working capital and quick ratio was primarily due to cash used during the first half of 2005 for the repurchase of common stock.
           Net cash provided by operations for the nine months ended October 2, 2005 was approximately $8.3 million, compared to approximately $7.7 million for the nine months ended September 26, 2004. Cash generated by operations in the first nine months of 2005 was increased by an approximate $436,000 increase in other current liabilities, utilization of the deferred tax asset of approximately $2.0 million, net income from operations of approximately $3.7 million, depreciation and amortization of approximately $3.3 million, an increase in deferred compensation of approximately $453,000, a decrease of approximately $273,000 in prepaids and other current assets and an increase in deferred rent of approximately $691,000 due to recent tenant improvements for our new corporate office. These increases were partially offset by an approximate

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
$1.1 million increase in restricted cash, which includes our national advertising fund and approximately $527,000 related to our self-funded benefit plans, an increase in accounts receivable of approximately $581,000 due to 15 more franchisees since year end and a decrease in accounts payable of approximately $909,000.
           Cash generated in the first nine months of 2004 was approximately $7.7 million and is a result of an increase of approximately $536,000 in accounts payable, utilization of our deferred tax asset of approximately $1.8 million, net income from operations of approximately $2.8 million, depreciation and amortization of approximately $3.3 million, an increase in deferred compensation of approximately $81,000, and an increase in deferred rent of approximately $352,000. These increases were partially offset by a decrease of approximately $765,000 in other current liabilities, an increase of approximately $164,000 in prepaid and other current assets, an increase of approximately $107,000 in restricted cash, and a $237,000 increase in accounts receivable due to franchise growth.
           Net cash used for investing activities for the first nine months of 2005 was approximately $4.2 million, reflecting capital expenditures of approximately $5.1 million, partially offset by payments received on notes receivable of approximately $405,000, and proceeds for the sale of land and building to a franchisee for $525,000. Net cash used for investing activities for the first nine months of 2004 was approximately $1.2 million on notes receivable, reflecting capital expenditures of approximately $1.4 million, partially offset by payments received of approximately $180,000.
           Net cash used for financing activities was approximately $11.1 million for the first nine months of 2005 as compared to cash used for financing activities of approximately $7.5 million for the first nine months of 2004. The use of cash during the first nine months of fiscal 2005 was primarily due to our share repurchase program, under which we repurchased approximately 954,900 shares in the 2005 year-to-date period for approximately $11.5 million. Additionally, there were payments on long-term debt and capital lease obligations of approximately $363,000 and payments of approximately $85,000 for debt issuance costs related to our credit line. This was partially offset by approximately $831,000 in proceeds from the exercise of stock options. During the first nine months of fiscal 2004, our use of cash for financing activities of approximately $7.5 million reflects the usage of approximately $7.5 million for the repurchase of 437,700 shares of common stock and payments of approximately $614,000 on long-term debt and capital lease obligations. This was net of proceeds of approximately $582,000 from stock option exercises.
           On January 28, 2005, we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate (6.75% as of October 2, 2005) plus 2.0%. Unused portions of the facility will be subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of October 2, 2005.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company among others. The credit agreement also includes financial covenants. We were in compliance with all covenants under this credit facility as of October 2, 2005. We anticipate that future development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility.
           We moved into new corporate office headquarters in Minnetonka, Minnesota on July 25, 2005. Capital expenditures of approximately $739,000 were spent on the new facility, including the construction of a new test kitchen and training facility in the lower-level of the office facility. The lease, which commenced in July 2005, is for approximately 26,000 rentable square feet and is for a term of 97 months, with two five-year renewal options. The minimum rent commitment over the lease term is approximately $4.6 million.
           Future minimum lease payments existing at October 2, 2005 including renewal options were:
(in thousands)

	Operating	Capital
Fiscal Year	Leases	Leases
2005	$836	$24
2006	3,650	17
2007	3,704	—
2008	3,643	—
2009	3,647	—
Thereafter	51,482	—

Total future minimum lease commitments	66,962	41
Less: sublease income	(9,136)	—
Less: interest at 12.95%	—	(1)

Total operating and capital lease obligations	$57,826	$40

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
           The following table provides aggregate information about our remaining contractual payment obligations and the periods in which payments are due:
Payments Due by Period
(in thousands)

Contractual	Total	2005	2006	2007	2008	2009	Thereafter
Obligations
Long Term Debt	$12,071	$134	$426	$465	$505	$548	$9,993
Financing Leases	4,500	—	—	—	—	—	4,500
Capital Leases	40	24	16	—	—	—	—
Operating Leases	66,962	836	3,650	3,704	3,643	3,647	51,482

Less: Sublease rental income	(9,136)	(126)	(502)	(502)	(440)	(441)	(7,125)

Total	$74,437	$868	$3,590	$3,667	$3,708	$3,754	$58,850

           Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of October 2, 2005 and January 2, 2005, the Company was in compliance with all of its covenants.
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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of October 2, 2005 was approximately $16.2 million, including financing lease obligations. Of the outstanding long-term debt, approximately $1.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. On January 28, 2005, we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate (6.75% as of October 2, 2005) plus 2.0%.
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
FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: November 10, 2005	By:	/s/ David Goronkin
David Goronkin
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 10, 2005		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)