Form 10-K
period 2006-01-01
FAMOUS DAVES OF AMERICA INC
filed 2006-03-17
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2006
Commission File No. 0-21625

FAMOUS DAVE’S of AMERICA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1782300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12701 Whitewater Drive, Suite 200
Minnetonka, MN 55343
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code (952) 294-1300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934 (the Act). Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates on July 1, 2005 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National Market SM on July 1, 2005, was $78,768,109. As of March 13, 2006, 10,606,543 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2006 Proxy Statement will be filed within 120 days after the end of the fiscal year ended January 1, 2006.

PART I
ITEM 1. BUSINESS
General Development of Business
     Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of January 1, 2006, there were 126 Famous Dave’s restaurants operating in 32 states, including 38 company-owned restaurants and 88 franchise-operated restaurants. An additional 196 franchise restaurants were committed to be developed through signed area development agreements at January 1, 2006.
     Until February 26, 2003, Famous Dave’s was a 40% participant in a joint venture to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. Pursuant to an agreement governing the joint venture, the participants formed a Delaware limited liability company named FUMUME, LLC. FUMUME, LLC opened its first location in Chicago, Illinois in June 2001 and opened its second location in Memphis, Tennessee in October 2001. On February 26, 2003, we disposed of our 40% interest in FUMUME, LLC, and as a result, no longer participate in any revenue or expenses of the joint venture, nor do we have any further obligations with regard to the joint venture.
Financial Information about Segments
     Since our inception, our revenue, operating income (losses) and assets have been attributable to the single industry segment of the foodservice industry. Our revenue and operating income (losses) for each of the last three fiscal years, and our assets for each of the last two fiscal years, are set forth elsewhere in this Form 10-K under Item 8, Financial Statements and Supplementary Data.
Narrative Description of Business
     Famous Dave’s restaurants, a majority of which offer full table service, feature hickory smoked off-the-grill meat entrée favorites, served in our restaurants. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments. As of January 1, 2006, 32 of our company-owned restaurants were full-service and 6 were counter-service. In 2006, we plan to open three company-owned restaurants featuring “Smokehouse” prototype design elements including: a designated bar, a signature exterior smokestack, a separate entrance for our category-leading “TO GO” business and a patio. This concept has approximately 6,000 square feet, and has 200 seats with 50 seats in the bar and 50 more seats on the patio. This design will enable us to capitalize on a consistent and readily identifiable look and feel for our future locations.
     In fiscal 2005, our franchisees performed several conversions of existing buildings using the “Smokehouse” design theme, including the first free-standing prototypical building in Manhattan, Kansas. In January of 2006, the first company-owned “Smokehouse” was opened in Chantilly, Virginia. We pride ourselves on the following:
     High Quality Food – Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill favorites such as flame-grilled St. Louis-style and Baby-back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Enticing side items such as honey-buttered corn bread, potato salad, coleslaw, Shack Fries™ and Wilbur Beans™ accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding and Hot Fudge Kahlua™ Brownies, are a specialty. To complement our smoked meat entrée and appetizer items and to suit different customer tastes, our barbeque sauces come in five variations: Rich & Sassy®, Texas Pit™, Georgia Mustard™, Devil’s Spit® and Sweet and Zesty™. These sauces, in addition to a variety of seasonings, rubs and marinades are also distributed in retail grocery stores throughout the country under licensing agreements. We believe that our high quality food, scratch cooking and smoking our meats daily at each of our restaurants are principal points of differentiation between us and other casual dining competitors and are a significant contributing factor to repeat business.
     Distinctive Environment – Décor and Music – Our original décor theme was a nostalgic roadhouse shack (“Shack”), as defined by the abundant use of rustic antiques and items of Americana. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have now evolved our format to that of a full-service “Smokehouse” concept. This design incorporates the best attributes of the past restaurants while providing a consistent brand image. Of our 38 restaurants as of January 1, 2006, 32 were full-service restaurants with 25 having the “Lodge” format, 5 having the “Shack” format, and our Maple Grove, Minnesota restaurant having the new “Smokehouse” concept and one restaurant, located in the Minneapolis market, was a “Blues Club” format. During 2005, we converted our Maple Grove, Minnesota restaurant from a counter-service restaurant to a full-service, “Smokehouse”-concept restaurant. Elements of the “Smokehouse” prototype were added, such as a full bar, a stone fireplace and a more prominent “TO GO” area with improved signage. We also have five counter-service restaurants in the “Shack” format. We will continue to evaluate converting other counter-service restaurants to full-service restaurants where there is determined to be sufficient return on our investment.
     Broad-Based Appeal – We believe that our concept has broad appeal because it attracts customers of all ages, the menu offers a variety of items, and our distinctive sauces allow our guests to customize their experience, appealing to many tastes. We believe that our distinctive concept, combined with our high-quality food, make Famous Dave’s appealing to families, children, teenagers and adults of all ages and socio-economic backgrounds.
Operating Strategy
     Our journey to achieving sustainable profitable growth requires us to deliver high-quality experiences, in terms of both food and hospitality, to every guest, every day, and to enhance brand awareness, in our markets. Key elements of our strategy include the following:
     Operational Excellence – During fiscal 2005, we continued our intense focus on operational excellence and integrity, and on creating a consistently great guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. It also means an unyielding commitment to our guests to provide a “famous” experience with every visit through the execution of precision service. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.
     Our menu focuses on a number of popular smoked, barbeque, meat, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared proprietary seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs, and eliminates the need for highly compensated chefs. During 2004, in order to enhance our appeal, expand our audience, and promote our cravable products without discounting, we introduced Limited-Time Offerings (LTO’s) which often provide higher margins than our regular menu items. We believe that constant and exciting new product introductions, offered for a limited period of time, encourage trial visits, build repeat traffic and increase exposure to our regular menu. In order to increase customer frequency, we have assembled a research and development pipeline designed to generate four to six product introductions annually. As the menu broadens and food preparation techniques become more focused on meals prepared to order, increased training may be necessary in order to prepare our staff for increased levels of guest service.
     In the Spring of 2005, we introduced a limited time offering seafood promotion consisting of a shrimp Po’Boy sandwich, a blackened catfish Po’Boy sandwich and a blackened catfish dinner entrée. Our summer promotion featured the Ultimate BBQ Burger, a grilled burger patty topped with Georgia Chopped Pork, jalapeno bacon, cheddar cheese, and a special bourbon and cola BBQ sauce. During the height of barbeque season, we featured “Getting Your Ribs Naked,” which also allowed us to feature our five signature table sauces so that guests could customize their experience. In the fall, our LTO consisted of a Smokin’ Rib Eye, which represented our first entry into the steak category. For our Spring promotion during the first quarter of 2006, we featured catfish and crawfish in several entrees, sandwich and salad offerings.
     Human Resources and Training – Human Resources and Training decisions are made with consideration to our goals and objectives as well as established values and culture. Success is measured by the ability to “Hire the Fire,” “Train to Fame,” and “Retain the Flame,” while upholding our “Legendary Standards (of operations).” Performance in these key areas is benchmarked through an industry subscription service, the People Report, which assists us in monitoring our “People P&L.” We are pleased with our progress as management and hourly associate turnover has been maintained at or below industry averages at 25% and 93%, respectively.
     We are a performance-based organization committed to recognizing and rewarding performance. Our compensation programs are at or above industry averages for all levels of management. Compensation is very much viewed as part of a total rewards program, and is benchmarked closely against the industry. Our President’s Club rewards General Managers for accomplishments in many areas directly related to great restaurant operations, such as sales growth, operating results, safety programs, retention and increased guest satisfaction scores. During fiscal 2005, over half of our General Managers successfully attained the President’s Club designation. Other compensation programs include health and welfare coverage, 401(k) and non-qualified deferred compensation plans offering a company match, and base pay and incentive programs developed with matching or exceeding industry standards in mind. Support Center associates enjoy a similar total rewards package to our restaurant managers, including an incentive plan that focuses associates’ attention on both company earnings and personal achievement of strategically aligned goals.
     In the Training and Development arena, a number of successful training courses were conducted for both restaurant manager and multi-unit manager levels to create defined career paths. Training courses are offered to both corporate management and Franchise partners. During fiscal 2005, our classes focused on core competencies and opportunities for success. The curriculum included food safety and alcohol awareness; food execution and quality; human resource skills and restaurant supervision. In 2005, we partnered with one of our key vendors to roll out a food safety program that identifies critical food safety issues and prioritizes improvement efforts through on-site assessments, training, and suggested corrective action steps.
     During fiscal 2005, we emphasized the importance of our risk and safety programs. A new safety program was introduced to all corporate restaurants, focusing on education of Associates to reduce workplace risks. Each restaurant has a safety committee which consists of a safety manager and representatives from all areas of the restaurant. The safety committees meet monthly to discuss progress on safety initiatives and safety focus. We also offer this program to franchise operators. Early results of this program reflected a reduction in common incident types, such as lacerations. Our risk management focus for fiscal 2006 includes greater reduction of frequent incident types and a continued concentration on providing the tools and education required for a safe and successful workplace.
     In 2005, we initiated a partnership with the organization Share our Strength™. This organization is dedicated to wiping out childhood hunger by 2024. We selected this nation-wide organization because it has a direct connection to the food-service industry and is an organization that can make a difference towards feeding hungry children. We have several charitable events planned for fiscal 2006, including the first ever “National Backyard BBQ,” which is discussed in Marketing and Promotion below.
     During fiscal 2006, Human Resources and Training will focus on the selection and retention of top talent through our programs in talent management, succession planning and development, safety and risk-reduction, organizational development and training.
Restaurant Operations
     Our ability to manage multiple restaurants in geographically diverse locations is central to our overall success. At each restaurant, we place specific emphasis on the positions of Area Director and General Manager, and seek talented individuals that bring a diverse set of skills, knowledge, and experience to the Company. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of associates and the establishment of, and adherence to, high standards relating to performance, food and beverage preparation, and maintenance of facilities.
     All General Managers must complete a seven-week training program, during which they are instructed in areas such as food quality and preparation, customer service, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New associates participate in training under the close supervision of our management. Each General Manager reports up through an Area Director, who manages from four to nine restaurants, depending on the region. Our Area Directors have all been successful General Managers, either for Famous Dave’s or for other restaurants, and are responsible for ensuring that operational standards are consistently applied in our restaurants as well as communication of company focus and priorities. In addition to the training that the General Managers are required to complete, as noted above, our Area Directors receive additional training through Area Director workshops that focus specifically on managing multiple locations, planning and time management.
     During fiscal 2005, we eliminated the position of Vice President of Operations, created the position of Director of Operations, and named two individuals to serve in this role. This position allows us to have our operations leadership much closer to the day in and day out business of our restaurants, creating a smaller span of control for each Director of Operations and allows them to apply a much sharper focus to their restaurants’ operations. The Directors of Operations assist in the professional development of our Area Directors and General Mangers as we prepare for future corporate growth, while driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants including building sales, developing people and growing profits.
     We strive to instill enthusiasm and dedication in our associates and regularly solicit suggestions concerning our operations and endeavors in order to be responsive to their concerns. In addition, we have numerous programs designed to recognize and reward them for outstanding performance. Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each restaurant has approximately 40 to 60 associates.

     “TO GO” and Catering — Focus on Convenience – In addition to our lively and entertaining sit-down experience, we provide our guests with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave’s entrées and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal, and the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive. During fiscal 2005, approximately 32% of our restaurant sales were derived from catering and “TO GO,” and we continue to seek ways to leverage these segments of our business. Our restaurants have been designed specifically to accommodate a significant level of “TO GO” sales, including a separate “TO GO” counter and entrance.
     The off-premise portion of our business continues to grow as more consumers and local business people become aware of the portability of our product. The demand for Famous Dave’s catering, which accounted for approximately 9% of our sales for fiscal 2005, continues to increase, as consumers learn just how distinctive, flavorful and easy an event can be when they let Famous Dave’s bring the food. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants. Each restaurant has a dedicated vehicle to fully support our catering initiatives.
     “TO GO,” which accounted for approximately 23% of our restaurant sales for fiscal 2005, also continues to grow as an integral part of our overall business plan, and our new “Smokehouse” restaurants have a separate entrance for “TO GO” customers’ convenience. This program enables Famous Dave’s to capture a greater portion of the growing convenience and flexibility of the “take-out” market and allows consumers to “trade within our brand,” when dining in isn’t always an option. Our efforts are featured in all company-owned and franchise-operated restaurants and feature signage and merchandising both inside and outside the restaurants. From the time a guest drives into the parking lot to the time they leave the restaurant, they will be reminded of Famous Dave’s excellence in delivering the best barbeque “TO GO”.
     Customer Satisfaction – We believe that we achieve a significant level of repeat business by providing high-quality food and efficient friendly service, in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the training and supervision of personnel and the establishment of, and adherence to, high standards of personnel performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms. We diligently monitor the guest experience through the use of mystery shopper programs and an interactive voice response (IVR) system to ensure that our training and incentive investments are producing desired results. During 2005, we saw continued improvement in guest satisfaction scores through these monitoring programs.
     Value Proposition and Guest Frequency – We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5 to $21 resulting in an average check of approximately $13.92 during fiscal 2005. Lunch checks averaged $11.71 during 2005 and dinner checks averaged $15.46 during 2005. We believe that constant and exciting new product introductions, offered for a limited period of time, will help drive new, as well as infrequent guests into our restaurants for additional meal occasions. This has largely been accomplished through the installation of a fully-equipped test kitchen at our new corporate headquarters. This permanent facility allows us to create new menu selections, prepare and test LTO’s and further refine our recipe books and preparation techniques.
Marketing and Promotion
     Famous Dave’s is well on its way to becoming the category-defining brand in barbecue. Specializing in a unique and distinctive brand of grilled, smoked, and southern style food, our menu specialty helps to set the brand apart from the rest of the crowded field in casual dining. During fiscal 2006, we will continue to leverage our brand building position. In 2004, we established a system-wide public relations and marketing fund. All company-owned, and those franchise-operated restaurants with agreements signed after January 1, 2004, are required to contribute 1.0% of sales to this fund. We also use payments received from certain vendors in the form of rebates as additional funding. During fiscal 2006, we expect to spend approximately 3.5% of net restaurant sales on marketing and advertising, with 1.0% of net restaurant sales dedicated to the development of advertising and promotional materials and programs designed to create brand awareness in the markets within which we operate. BBDO of Minneapolis is our advertising agency of record, and they help drive the concept forward and create a distinctive positioning and consistent creative voice for the brand. In coordination with our marketing department, BBDO is responsible for the advertising, promotion, creative development, branding and media buying for Famous Dave’s. In addition to the traditional marketing and publicity methods embraced in the past, Famous Dave’s will aggressively use local outreach marketing efforts as appropriate in 2006, including television, cable, radio, and outdoor billboards. An example of this will be the first ever “National Backyard BBQ” to be held on May 20, 2006, during National BBQ Month. All of our corporate restaurants and a majority of our franchise restaurants will participate with Backyard BBQs in their local markets.
     We are also creating awareness for the Famous Dave’s brand through partnerships that extend our barbeque sauces, seasonings, rubs and marinades in retail outlets across the United States. This retail distribution allows consumers to enrich their at-home barbeque experiences with Famous Dave’s bold and zesty flavors.
     Advertising isn’t the only vehicle we use to build awareness of the Famous Dave’s brand. In 2005, our “Rib Team” competed in scores of events and festivals nationwide. This team travels the country, participating in contests and festivals to introduce people to our brand of barbeque and build brand awareness in a segment largely defined by independents. Our “Rib Team’s” most notable award in 2005 was the People’s Choice Award at the “Best of the West” barbeque festival in Reno, Nevada, an invitation-only competition that we attended for the first time. We have also received various concept awards of which we are very proud, including Menu Masters – Best New Product Roll-out for our Sassy Chicken Salad, and awards for excellence in television and radio advertising from the Multi-unit Foodservice Operators. We also have received exceptional rankings in the JD Power & Associates 2004 Restaurant Satisfaction Survey: #1 in value; #2 in meal satisfaction; and, #3 in overall dining experience satisfaction within casual dining restaurants in our dominant markets.
     The strategic focus in 2006 for marketing and promotion remains the same – to be the segment-defining brand in BBQ, strengthen our variety of menu offerings while staying “True to the ‘Que,” and continue to strengthen the perception of value in the consumer’s mind.
Growth Strategy
     We believe that the barbeque segment of the casual dining niche of the restaurant industry offers strong growth opportunities, and we see no impediments to our growth on a geographical basis. Our geographical concentration currently consists of 58% Midwest, 22% South, 10% West and 10% Northeast. During fiscal 2006, we plan to open up to three Company-owned restaurants and between 25 to 30 franchise-operated restaurants. The key elements of our long-term growth strategy include the following:
     Company-Owned Restaurant Expansion – We intend to build in our existing markets in high profile, heavy traffic retail locations in order to continue to build brand awareness. Our plan is focused on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness and creating opportunities for operating, distribution and marketing efficiencies. As previously mentioned, we have created a prototype design, called our “Smokehouse” concept, and we will be using this design with all future restaurants to streamline the development and expansion process. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our $10.0 million revolving line of credit.

     Franchise-Operated Restaurant Expansion – As of January 1, 2006, we had 196 signed franchise area development commitments that are expected to open over the next six years. We continue to expand our franchisee network throughout the United States. Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. The area development agreements generally range from a minimum of five to a maximum of 15 restaurants.
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
     Contract pricing accounts for approximately 86% of all of our total purchases. Contracts for various items are negotiated throughout the year and typically fix prices for twelve months. Of our total purchases, pork is approximately 31.5%, poultry is approximately 10.0% and beef, including hamburger and brisket, is approximately 10.0%. Our pork contract renewal in October resulted in an approximate 4.0% decrease for 2006. In addition, new hamburger contracts negotiated in January 2006 are expected to result in an approximate 3.0% savings in 2006 over 2005 prices. Poultry prices negotiated in December 2005, are expected to remain flat and our brisket contract will be renewed in the Spring. As a result of these newly renewed contracts, we anticipate that food costs, as a percent of net restaurant sales, will be slightly favorable for fiscal 2006 over the prior year.
     We believe we have opportunities to partially offset increases, if any, in commodity pricing through menu engineering such as the use of our LTO’s, which typically carry more margin than many of our core product offerings. Additionally, we believe we have the opportunity to leverage adult beverage sales, and we will continue to evaluate taking price increases at least annually.
     In 2005, our adult beverage sales as a percentage of dine-in sales were approximately 10%, compared to 11% for 2004. Going forward, we will continue to focus on building awareness on adult beverage sales. We have determined that we will have limited ability to grow the bar in the majority of our existing restaurants due to the fact that these restaurants have little to no designated bar, and some only serve beer and wine. We’re encouraged by the prospects of growing this business on a go-forward basis; however, as our recent franchise openings have achieved levels in the mid teens.
     Our food manufacturers produce our products and our distributors warehouse and ship our products. Our primary broad line distributor accounts for approximately 85% of our total purchases. We believe that our relationships with our food manufacturers and distributors are excellent, and anticipate no interruption in the supply of product delivered by any of these companies. In case of a potential supply disruption, however, we believe we have identified alternative methods to ensure that there is no disruption of product flow. We could obtain competitive products and prices on short notice from a number of alternative suppliers. In addition, in an effort to protect us from product disruption, we have identified secondary suppliers for all of our key offerings.
Management Information Systems
     We believe that strong information systems are essential to our current operations and are critical towards enhancing our competitive position in our industry. We have invested significantly in building these capabilities. We have developed restaurant-level management information systems that include a computerized point-of-sale (“POS”) system which facilitates the movement of customer orders between the customer areas and kitchen operations, processes credit card transactions, processes gift cards, and provides management with revenue and other key operating and financial information. We also use a time management system which tracks the time worked by each employee, allowing management to more effectively manage labor costs through better scheduling of employee work hours. We utilize enterprise management software, which has provided us with centralized control over restaurant database items such as menu changes, tax structure and price changes. We developed reporting that allows us to track the average guest check daily, by restaurant, by server, and by day part. This reporting is utilized by the general managers to determine restaurant-level staffing needs in addition to supporting sales initiatives, intended to increase the average guest check.
     Our unit-level POS, time management and inventory management systems provide data for posting to our general ledger and to other accounting subsystems. Such reporting includes: (i) daily reports of revenue and labor, (ii) weekly reports of selected controllable restaurant expenses, and (iii) detailed monthly reports of revenue and expenses.
     We continue to develop and implement new enhancements to our systems. In fiscal 2005, we focused on improving our network infrastructure, upgrading all of our restaurant POS systems, and implementing a new budget and forecasting tool. In fiscal 2006, we will begin to implement a new labor-scheduling system and back-of-the-house management system to prepare for our next stage of growth. This project will take 12-18 months to fully implement, and is expected to cost approximately $2.0 million. This is a key restaurant management solution that will provide functionality to our restaurants, streamline our operations, improve management information, enhance enterprise reporting and reduce labor and operating expenses.
Trademarks
     Our Company has registered various trademarks and makes use of various unregistered marks, and intends to vigorously defend these marks. “Famous Dave’s” and the Famous Dave’s logo are registered trademarks of Famous Dave’s of America, Inc. There can be no assurance, however, that we will be granted trademark registration for any new applications or for any or all of the proposed uses in our applications. In the event we are granted registration for additional marks, there can be no assurance that we can protect such marks and designs against prior users in areas where we conduct operations. There is also no assurance that we will be able to prevent competitors from using the same or similar marks, concepts or appearance. Nevertheless, the Company highly values its trademarks, trade names and service marks and will defend against any improper use of its marks to the fullest extent allowable by law.
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
     Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her restaurants independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that franchisees will be able to successfully operate Famous Dave’s restaurants in a manner consistent with our standards for operational excellence, service and food quality.

     At January 1, 2006, we had 36 franchise partners operating 88 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 196 franchise restaurants, were in place as of January 1, 2006. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. We continue to pursue an aggressive franchise program for our restaurants and anticipate that 25 to 30 additional franchise restaurants will open during fiscal 2006.
     As of January 1, 2006, we had franchise-operated restaurants in the following locations:

Number of Franchise-Operated
State	Restaurants
Alabama	1
Arizona	3
Colorado	1
Georgia	4
Illinois	4
Indiana	2
Iowa	3
Kansas	4
Kentucky	3
Massachusetts	1
Michigan	8
Minnesota	7
Montana	2
Nebraska	4
Nevada	1
New Hampshire	1
New Jersey	6
New York	2
North Dakota	2
Ohio	3
Pennsylvania	3
South Dakota	1
Tennessee	4
Texas	1
Utah	4
Washington	2
West Virginia	1
Wisconsin	10

Total	88
     During 2006, we plan to open restaurants in approximately five additional states including: California, Connecticut, Florida, Maine and Missouri. During January 2006, we opened two restaurants in the state of California.
     Our Franchise Business Consultants are a critical asset to us as well as to our franchise community. Our Franchise Business Consultants manage the relationship between the franchisee and the franchisor and provide an understanding of the roles, responsibilities, differences and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. The Franchise Business Consultants share best practices throughout the system and work to create a one system mentality that benefits everyone. In addition, they ensure compliance with obligations under Uniform Franchise Offering Circulars (UFOC). Franchisees are able to utilize all available assistance but are not required to do so.
     We make periodic inspections of our franchise-operated restaurants to ensure that the franchisee is complying with the same quality of service, operational excellence and food specifications that is found at our company-owned restaurants. We generally provide company support as it relates to all aspects of the franchise operations including, store openings, operating performance, and human resource strategic planning.
     Our franchise-related revenue consists of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a non-refundable payment equal to $10,000 per restaurant upon the signing of the area development agreement. Since the fee to secure the territory is non-refundable, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, at which time we have substantially performed all of our services. When a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, we have no further obligations related to the site selection. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a monthly royalty of 5% of their net sales.
     The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, smallwares, décor and training fees as well as working capital. Beginning in fiscal 2004, all new franchisees were required to contribute 1% of net sales to a national public relations and marketing fund dedicated to building system-wide brand awareness.
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
     The 1990 Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We could be required to incur costs to modify our restaurants in order to provide service to, or make reasonable accommodations for, disabled persons. Our restaurants are currently designed to be accessible to the disabled, and we believe we are in substantial compliance with all current applicable regulations relating to this Act.
Associates
     As of January 1, 2006, we employed approximately 2,000 associates, of which approximately 255 were full-time. None of our associates are covered by a collective bargaining agreement. We consider our relationships with our associates to be satisfactory.
ITEM 1A. RISK FACTORS
     Famous Dave’s makes written and oral statements from time to time, including statements contained in this Annual Report on Form 10-K regarding its business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result”, “anticipates”, “are expected to”, “will continue”, “is anticipated”, “estimates”, “projects”, “believes”, “expects”, “intends”, “target”, “goal”, “plans”, “objective”, “should” or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other Company representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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

     In addition to other matters identified or described by us from time to time in filings with the SEC, including the risks described below and elsewhere in this Annual Report on Form 10-K, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf.
Our Future Revenue and Profits Are Dependent on Consumer Preference and Our Ability to Successfully Execute Our Plan.
     Our Company’s future revenue and profits will depend upon various factors, including continued and additional market acceptance of the Famous Dave’s concept, the quality of our restaurant operations, our ability to grow our brand, our ability to successfully expand into new and existing markets, our ability to successfully execute our franchise program, our ability to raise additional financing as needed, discretionary consumer spending, the overall success of the venues where Famous Dave’s restaurants are or will be located, economic conditions affecting disposable consumer income, general economic conditions and the continued popularity of the Famous Dave’s concept. An adverse change in any or all of these conditions would have a negative effect on our operations and the market value of our common stock.
     It is our plan to open up to three company-owned restaurants and 25-30 franchise-operated restaurants in 2006. There is no guarantee that any of our company-owned or franchise-operated restaurants will open when planned, or at all, due to the risks associated with the development of new restaurants, such as governmental approvals, the availability of sites, and the availability of capital, many of which are beyond our control. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.
     Competition May Reduce Our Revenue and Operating Income.
     Competition in the restaurant industry is intense. The restaurant industry is affected by changes in consumer preferences, as well as by national, regional and local economic conditions, and demographic trends. Discretionary spending priorities, traffic patterns, tourist travel, weather conditions, employee availability and the type, number and location of competing restaurants, among other factors, will also directly affect the performance of our restaurants. Changes in any of these factors in the markets where we currently operate our restaurants could adversely affect the results of our operations.
     Increased competition by existing or future competitors may reduce our sales. Our restaurants compete with moderately-priced restaurants primarily on the basis of quality of food and service, atmosphere, location and value. In addition to existing barbeque restaurants, we expect to face competition from steakhouses and other restaurants featuring protein-rich foods. We also compete with other restaurants and retail establishments for quality sites. Competition in the restaurant industry is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors.
     Many of our competitors have substantially greater financial, marketing and other resources than we do. Regional and national restaurant companies continue to expand their operations into our current and anticipated market areas. We believe our ability to compete effectively depends on our ongoing ability to promote our brand and offer high quality food and hospitality in a distinctive and comfortable environment. If we are unable to respond to the various competitive factors affecting the restaurant industry, our revenue and operating income will be adversely affected.

     In the Past We Have Experienced Losses and May Not be Profitable.
     We incurred a net loss of approximately $2.9 million for fiscal 2003, or $0.25 per diluted share. Our fiscal 2003 net loss reflects pre-tax charges of approximately $4.2 million, or $0.22 per diluted share, related to impairment and restructuring charges on five restaurant locations, two of which were subsequently sold, two of which were subsequently closed and one of which was fully impaired and continues to operate. In addition, fiscal 2003 results include pre-tax charges of approximately $2.2 million, or $0.11 per diluted share, which reflects losses and divestiture costs related to the Isaac Hayes Blues Clubs.
     Although we reported net income of approximately $4.4 million for fiscal 2005, or $0.39 per diluted share and approximately $3.5 million for fiscal 2004, or $0.29 per diluted share, we cannot assure you that we will generate sufficient revenue or margins, or control operating expenses, to achieve or sustain profitability in future years. In addition, we cannot assure you that we will not take future impairment or restructuring charges on our restaurants.
Our Failure to Execute Our Franchise Program May Negatively Impact Our Revenue.
     Our growth and success depends in part upon increasing the number of our franchised restaurants, through execution of area development agreements with new and existing franchisees in new and existing markets. Our ability to successfully franchise additional restaurants will depend on various factors, including our ability to attract, contract with and retain quality franchisees, the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion, and general economic and business conditions. Many of the foregoing factors are beyond the control of the Company or our franchisees.
     Our growth and success also depends upon the ability of our franchisees to successfully operate their restaurants to our standards and promote the Famous Dave’s brand. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her restaurant independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that our franchisees will be able to successfully operate Famous Dave’s restaurants in a manner consistent with our concepts and standards, which could reduce their sales and correspondingly, our franchise royalties, and could adversely affect our operating income and our ability to leverage the Famous Dave’s brand. In addition, there can be no assurance that our franchisees will have access to financial resources necessary to open the restaurants required by their respective area development agreements.
The Restaurant Industry is Subject to Extensive Government Regulation That Could Negatively Impact Our Business.
     The restaurant industry is subject to extensive state and local government regulation by various government agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the preparation and sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards, minimum wage requirements, workers compensation and citizenship requirement. To the extent that we offer and sell franchises, we are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. We may also be subject in certain states to “dram-shop” statutes, which provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

     Any change in the current status of such regulations, including an increase in employee benefits costs, workers’ compensation insurance rates, or other costs associated with employees, could substantially increase our compliance and labor costs. Because we pay many of our restaurant-level personnel rates based on either the federal or the state minimum wage, increases in the minimum wage would lead to increased labor costs. In addition, our operating results would be adversely affected in the event we fail to maintain our food and liquor licenses. Furthermore, restaurant operating costs are affected by increases in unemployment tax rates, sales taxes and similar costs over which we have no control.
We Are Subject to the Risks Associated With the Food Services Industry, Including the Risk That Incidents of Food-borne Illnesses or Food Tampering Could Damage Our Reputation and Reduce Our Restaurant Sales.
     Our industry is susceptible to the risk of food-borne illnesses. As with any restaurant operator, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by third-party food suppliers and distributors outside of our control and/or multiple locations being affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise that could give rise to claims or allegations on a retroactive basis. Reports in the media of one or more instances of food-borne illness in one of our corporate-owned restaurants, one of our franchise-operated restaurants or in one of our competitor’s restaurants could negatively affect our restaurant sales, force the closure of some of our restaurants and conceivably have a national or international impact if highly publicized. This risk exists even if it were later determined that the illness had been wrongly attributed to the restaurant. Furthermore, other illnesses could adversely affect the supply of some of our food products and significantly increase our costs. A decrease in customer traffic as a result of these health concerns or negative publicity could materially harm our business, results of operations and financial condition.
Pursuant to its Authority to Designate and Issue Shares of Our Stock as it Deems Appropriate, Our Board of Directors May Assign Rights and Privileges to Currently Undesignated Shares Which Could Adversely Affect the Rights of Existing Shareholders.
     Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 13, 2006, we had 10,606,543 shares of common stock outstanding.
     The rights of holders of preferred stock and other classes of common stock that may be issued could be superior to the rights granted to the current holders of our common stock. Our Board’s ability to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. Since fiscal 2000, most of our restaurants have been converted from existing restaurant properties. Average approximate size and costs of a converted leased property and a converted purchased property have been approximately 5,900 and 5,100 square feet and $2.1 million and $1.1 million, respectively. We opened no company-owned restaurants in fiscal 2004 or fiscal 2005. Two of the restaurants opened in fiscal 2003 were ground-up construction and one restaurant was a conversion of a previous restaurant concept. Such development costs included land, building construction, fixtures, furniture and equipment, and pre-opening costs. We have developed a prototype, which is the first-ever standard format for us. The prototype is approximately 6,000 square feet in size and will represent a consistent brand image across all markets while still allowing for new construction and the renovation of pre-existing restaurants. We opened our first company-owned restaurant since fiscal 2003 in Chantilly, Virginia in January 2006 using this new prototype, and will open up to two additional company-owned restaurants with ground-up construction during fiscal 2006.
     Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 10 to 35 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales. We have three sublease arrangements with franchisees. These leases are our responsibility, but we have offered them to our franchisees on substantially equal terms to the original leases.
     Our executive offices are currently located in approximately 26,000 square feet in Minnetonka, Minnesota, under a lease which commenced in August 2005, and which continues for a term of 97 months, plus two five-year renewal options. The minimum annual rent commitment over the lease term is approximately $4.6 million. We believe that our current restaurant properties will be suitable for our needs and adequate for operations for the foreseeable future. We also believe that our new corporate office leased space is adequate for our operations for the foreseeable future.

     The following table sets forth certain information about our existing company-owned restaurant locations, sorted by opening date, as of January 1, 2006:

		Square	Interior	Owned
	Location	Footage	Seats	or Leased		Date Opened
1	Roseville, MN	4,800	105	Leased		June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased		September 1996
3	Maple Grove, MN(3)	6,100	146	Owned	(1)	April 1997
4	Highland Park (St. Paul, MN)	5,200	125	Leased		June 1997
5	Stillwater, MN	5,200	130	Owned	(1)	July 1997
6	Apple Valley, MN	3,800	90	Owned	(1)	July 1997
7	Forest Lake, MN	4,500	100	Leased		October 1997
8	Minnetonka, MN	5,500	140	Owned	(2)	December 1997
9	Plymouth, MN	2,100	20	Owned		December 1997
10	West St. Paul, MN	6,800	140	Leased		January 1998
11	West Des Moines, IA	5,500	150	Leased		April 1998
12	Des Moines, IA	5,800	150	Leased		April 1998
13	Naperville, IL	5,500	170	Leased		April 1998
14	Cedar Falls, IA	5,400	130	Leased		September 1998
15	Bloomington, MN	5,400	140	Leased		October 1998
16	Woodbury, MN	5,900	180	Owned	(2)	October 1998
17	Lincoln, NE	6,300	190	Owned	(2)	December 1999
18	Columbia, MD	7,200	270	Leased		January 2000
19	Annapolis, MD	7,000	210	Leased		January 2000
20	Frederick, MD	5,600	180	Leased		January 2000
21	Woodbridge, VA	5,600	190	Leased		January 2000
22	Vernon Hills, IL	6,600	230	Leased		February 2000
23	Addison, IL	4,600	140	Owned	(2)	March 2000
24	Lombard, IL	7,200	250	Leased		July 2000
25	North Riverside, IL	5,000	160	Leased		August 2000
26	Sterling, VA	5,200	200	Leased		December 2000
27	Carpentersville, IL	6,000	227	Leased		February 2001
28	Streamwood, IL	7,200	260	Leased		March 2001
29	Oakton, VA	4,300	150	Leased		May 2001
30	Laurel, MD	5,200	170	Leased		August 2001
31	Palatine, IL	7,200	260	Leased		August 2001
32	Richmond I (Richmond, VA)	5,200	165	Owned	(2)	December 2001
33	Gaithersburg, MD	4,800	170	Leased		May 2002
34	Richmond II (Richmond, VA)	5,100	165	Owned	(2)	June 2002
35	Orland Park, IL	5,000	165	Leased		June 2002
36	Tulsa, OK	4,900	180	Owned	(2)	September 2002
37	Virginia Commons, VA	5,300	190	Owned	(2)	June 2003
38	Rogers, AR	5,300	190	Owned		June 2003

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a sale-leaseback financing.

(2)	Restaurant is subject to a mortgage.

(3)	Restaurant was converted in October 2005 from counter-service to full-service and its square footage and interior seat counts were increased.

ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 1, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Market Information
     Our common stock has traded on the NASDAQ National Market SM under the symbol DAVE since July 24, 1997. Our common stock traded on the NASDAQ Small Cap Market SM prior to July 24, 1997 and since November 1996 under the same symbol.
     The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on the NASDAQ National Market SM:

	2005		2004
Period	High	Low	High	Low
1st Quarter	$15.00	$9.62	$8.10	$4.51
2nd Quarter	$13.96	$9.43	$8.22	$6.50
3rd Quarter	$13.08	$9.39	$7.79	$6.67
4th Quarter	$12.27	$10.26	$13.28	$6.90
     Holders
     As of March 14, 2006, we had approximately 407 shareholders of record and an estimated 6,200 beneficial shareholders.
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
     Securities Authorized for Issuance under Equity Compensation Plans
     The Company maintains the 1995 Stock Option and Compensation Plan (the “Management Plan”), the 1997 Employee Stock Option Plan (the “Employee Plan”), the 1998 Director Stock Option Plan (the “Director Plan”) and the 2005 Stock Incentive Plan (the “2005 Plan”). We have also granted stock incentives outside of these equity compensation plans in limited situations. The Management Plan is designed to furnish a variety of economic incentives designed to attract, retain and motivate employees (including officers) of, and consultants to, the Company. However, no further grants of incentive may be made under the Management Plan after December 29, 2005 because the terms of the Management Plan prohibit such grants after the tenth anniversary of the date the Management Plan was approved by the Company’s Board of Directors. Nonetheless, the Management Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. The purpose of the Employee Plan is to attract, retain and motivate employees of the Company (not including officers and directors of the Company) by furnishing opportunities to purchase or receive shares of the Company’s Common Stock. The purpose of the Director Plan is to encourage share ownership by Company directors who are not employees of the Company in order to promote long-term shareholder value through continuing ownership of the Company’s Common Stock. The purpose of the 2005 Plan, which was approved by the Company’s shareholders at the May 2005 annual shareholders meeting, is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees (including officers), certain key consultants and directors of the Company.
     The Management Plan, the Director Plan and the 2005 Plan have each been approved by the Company’s shareholders. The Employee Plan has not been submitted for approval to the Company’s shareholders. The following table sets forth certain information as of January 1, 2006 with respect to the Management Plan, the Employee Plan, the Director Plan and the 2005 Plan.

			Number of Securities
			Remaining Available for
		Weighted-	Future Issuance Under
	Number of Securities	Average	Equity Compensation
	to be Issued Upon	Exercise Price of	Plans (Excluding
	Exercise of	Outstanding	Securities Reflected in
	Outstanding Options	Options	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders:
1995 Stock Option and Compensation Plan	411,048	$4.88	191,486	(1)
1998 Director Stock Option Plan	209,667	$5.90	2,833
2005 Stock Incentive Plan	10,000	$10.98	440,000	(1)

TOTAL	630,715	$5.32	634,319

Equity compensation plans not approved by stockholders:
1997 Employee Stock Option Plan	269,486	$2.07	135,805	(1)

TOTAL	900,201	$5.14	770,124

(1)	Includes shares reserved for issuance pursuant to the performance shares granted under the Company’s Performance Share Programs; 191,486 under the 1995 Plan, 6,400 under the 2005 Plan and 125,527 under the 1997 Plan.
ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of and for the fiscal years ended January 1, 2006 (fiscal year 2005), January 2, 2005 (fiscal year 2004), December 28, 2003 (fiscal year 2003) and December 29, 2002 (fiscal year 2002) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm. The selected financial data for the fiscal year ended December 30, 2001 (fiscal year 2001) has been derived from our consolidated financial statements as audited by Virchow, Krause & Company, LLP, independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR	2005	2004 (1)		2003	2002	2001
($’s in 000’s, except per share data, and average weekly sales )

STATEMENT OF OPERATIONS DATA
Revenue	$102,354	$99,325		$97,740	$90,820	$87,673
Asset impairment and restructuring charges (2)	$—	$—		$(4,238)	$—	$—
Income (loss) from operations	$8,682	$7,365		$(193)	$4,470	$6,209
Equity in loss of unconsolidated affiliate (3)	$—	$—		$(2,155)	$(5,994)	$(1,029)
Income tax (provision) benefit	$(2,700)	$(1,900)		$1,778	$1,211	$4,010
Net income (loss)	$4,391	$3,498		$(2,898)	$(928)	$8,118
Basic net income (loss) per common share	$0.41	$0.29		$(0.25)	$(0.08)	$0.81
Diluted net income (loss) per common share	$0.39	$0.29		$(0.25)	$(0.08)	$0.75

BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$4,410	$11,170		$9,964	$9,473	$7,398
Total assets	$67,598	$71,913		$73,767	$74,817	$70,440
Long-term debt less current maturities (4)	$15,930	$16,453		$16,954	$17,354	$14,579
Total shareholders’ equity	$37,179	$43,343		$46,872	$47,292	$46,689

OTHER DATA
Number of restaurants open at year end:
Company-owned restaurants	38	38		38	40	37
Franchise-operated restaurants	88	66		54	33	19

Total restaurants	126	104		92	73	56
Comparable store sales increase (decrease) (5)	2.1%	1.1	%(6)	(3.0)%	(0.3)%	2.9%
Average weekly sales:
Company-owned restaurants	$45,072	$44,164		$42,491	$45,783	$46,429
Franchise-operated restaurants	$55,011	$51,538		$47,400	$46,642	$45,190

(1)	Fiscal 2004 consisted of 53 weeks. Fiscal 2005, 2003, 2002, and 2001 all consisted of 52 weeks.

(2)
Fiscal 2003 charges reflect impairment and restructuring costs associated with five restaurants: two of which were subsequently sold, two of which were subsequently closed, and one that was fully impaired, but still operating.

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
Overview
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of January 1, 2006, there were 126 Famous Dave’s restaurants operating in 32 states, including 38 company-owned restaurants and 88 franchise-operated restaurants. An additional 196 franchise restaurants were committed to be developed through signed area development agreements at January 1, 2006.
     Fiscal Year – Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Fiscal 2005, which ended on January 1, 2006, consisted of 52 weeks. Fiscal 2004, which ended on January 2, 2005, consisted of 53 weeks. Fiscal year ended December 28, 2003 (fiscal year 2003) consisted of 52 weeks.
     Basis of Presentation – The financial results presented and discussed herein reflect our results and the results of our wholly-owned and majority-owned consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Until February 26, 2003, we were a 40% participant in a joint venture to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. On February 26, 2003, we disposed of our 40% interest, and as a result, we are no longer participating in any revenue or expenses of the joint venture and we do not have any further obligations with regard to the joint venture. Our financial results for fiscal 2003 reflect our equity in the losses of this unconsolidated affiliate up until February 26, 2003, in addition to the transaction costs related to the divestiture.
     Application of Critical Accounting Policies and Estimates – The following discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Our Company’s significant accounting policies are described in Note One to the consolidated financial statements included herein for the year ended January 1, 2006.
     We have discussed the development and selection of the following critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to such estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Recognition of Franchise-Related Revenue – Initial franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. Franchise royalties are recognized when earned as promulgated by Statement of Financial Accounting Standards (SFAS) No. 45, “Accounting for Franchise Fee Revenue”.
     Our franchise revenue consists of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a non-refundable payment to secure the territory equal to $10,000 per restaurant upon the signing of the area development agreement. Since the fee is non-refundable to secure the territory, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred, as related to the sale of the franchise. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our services and we have no further obligations related to the site selection. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a royalty of 5% of their net sales.
     Franchise-related revenue for fiscal 2005 was approximately $12.0 million, a 28.6% increase compared to franchise-related revenue of approximately $9.3 million for the same period in fiscal 2004, primarily reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 41.5%, reflecting the annualization of franchise restaurants that opened in fiscal 2004 in addition to the franchise-operated restaurants that opened during fiscal 2005. During fiscal 2005, 24 franchised-operated restaurants opened, and 2 closed. There were 88 franchise-operated restaurants open at January 1, 2006, compared to 66 at January 2, 2005. An additional 25-30 franchise restaurants are anticipated to open throughout fiscal 2006.
     Asset Impairment and Restructuring Charges – In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value as determined by the undiscounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Our January 1, 2006 and

January 2, 2005 consolidated balance sheets reflect approximately $1.3 million of assets held for sale, representing the land and building for a location that was closed in December 2003. We had several offers for this location during fiscal 2005 that were not consummated, but we believe the land and building are properly valued. During fiscal 2005 and fiscal 2004, there were no impairment or restructuring charges recorded. In fiscal 2003, we recorded impairment and restructuring charges of approximately $4.2 million related to five company-owned restaurants, two of which were subsequently closed, two of which were subsequently sold to franchisees, and one that was fully impaired, but still operating.
     Deferred Tax Asset – Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal 2005, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, “Accounting for Income Taxes”, by assessing the available positive and negative evidence surrounding its recoverability. We believe that the realization of the deferred tax asset is more likely than not based on the fact that the Company generated taxable income in fiscal 2005 and 2004 and based on the expectation that we will generate the necessary taxable income in future years.
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
Results of Operations
     Revenue – Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure the territory consists of a non-refundable payment equal to $10,000 per restaurant upon the signing of the area development agreement. Since the fee is non-refundable, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and the expenses incurred, as related to the sale. The remaining $35,000 is recognized upon either the signing of a lease or the signing of a property purchase agreement, and at which time we have substantially performed all of our services. Franchise royalties are equal to a percentage of net franchise-operated restaurant sales, currently at 4% to 5%. Licensing revenue includes royalties from a retail line of business, including sauces, seasonings, rubs and marinades. Other revenue includes opening assistance and training we provide to our franchise partners. Costs and expenses associated with these services are included in general and administrative expense. Comparable sales represent net sales for restaurants open year-round for 18 months or more.
     Costs and Expenses – Restaurant costs and expenses include food and beverage costs, operating payroll and employee benefits, occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three months of operation. As restaurant management and staff gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.
     General and Administrative Expenses – General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, employee benefits, legal fees, accounting fees, consulting fees, travel, rent and general insurance are major items in this category. We also provide franchise services, the revenue of which are included in other revenue and the expenses of which are included in general and administrative costs.
     The following table presents items in our Consolidated Statements of Operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years (1):

	2005	2004	2003
Restaurant sales, net	87.2%	89.8%	93.6%
Other revenue	12.8	10.2	6.4

Total revenue	100.0	100.0	100.0

Restaurant costs and expenses:
Food and beverage costs (2)	30.6	31.4	30.6
Labor and benefits (2)	29.3	29.7	30.1
Operating expenses (2)	25.0	24.7	25.6
Depreciation and amortization (restaurant level) (2)	4.4	4.7	5.1
Pre-opening expenses (2)	0.1	—	0.6
Asset impairment and restructuring charges (2)	—	—	4.6

Total costs and expenses (2)	89.4	90.5	96.6

Income from restaurant operations (2)	10.6	9.5	3.4

General and administrative (3)	13.1	11.0	9.6

Depreciation and amortization (corporate) (3)	0.4	0.4	0.2

Income (loss) from operations (3)	8.5%	7.4%	(0.2)%

(1)
Data regarding our restaurant operations as presented in the table above, include sales, costs and expenses associated with our Rib Team, which netted to a loss of $48,000, $147,000 and $16,000, respectively, in fiscal years 2005, 2004 and 2003. Our Rib Team travels the country introducing people to our brand of barbeque and builds brand awareness.

(2)	As a percentage of restaurant sales, net.

(3)	As a percentage of total revenue.

Fiscal Year 2005 Compared to Fiscal Year 2004
     Total Revenue – Total revenue of approximately $102.4 million for fiscal 2005 increased approximately $3.1 million or 3.0% over total revenue of approximately $99.3 million for fiscal 2004. Fiscal 2005 consisted of 52 weeks as compared to 53 weeks for fiscal 2004. Revenue for the 53rd week in fiscal 2004 was approximately $1.9 million, including restaurant sales and franchise royalties.
     Restaurant Sales – Restaurant sales were approximately $89.2 million for fiscal year 2005 and fiscal year 2004. The 53rd week of fiscal 2004 contributed approximately $1.7 million in sales. Fiscal 2005 sales results reflect the two-week closure of our Maple Grove, Minnesota location during the third quarter of 2005 for its conversion from counter-service to full-service, which negatively impacted fiscal 2005 sales by approximately $100,000. These were offset by increased comparable sales growth, primarily from an increase in our catering and “TO GO” business, and the impact of weighted-average price increases during fiscal 2005 equal to less than 2.0%. Our category leadership in off-premise sales continues to strengthen, as catering and “TO GO” accounted for approximately 32.0% of sales in 2005, compared with approximately 30.0% of sales in fiscal 2004.
     Franchise-Related Revenue – Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue for fiscal 2005 was approximately $12.0 million, a 28.6% increase when compared to franchise-related revenue of approximately $9.3 million for the same period in 2004, primarily reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurants net sales, increased 41.5% reflecting the annualization of franchise restaurants that opened in fiscal 2004 in addition to the net 22 new franchise restaurants opened during fiscal 2005. Fiscal 2005 included 3,851 franchise operating weeks, compared to 2,931 franchise operating weeks in 2004, representing an increase of approximately 31.4%. There were 88 franchise-operated restaurants open at January 1, 2006, compared to 66 at January 2, 2005.
     Licensing and Other Revenue – Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal year 2005, the licensing royalty income was approximately $285,000 compared to approximately $248,000 for fiscal year 2004. During fiscal 2006, we expect to see licensing revenue increase moderately compared to 2005 levels. Other revenue for fiscal 2005 was $820,000, compared to $571,000 in 2004. The amount of other revenue has grown based on the level of opening assistance we provided during 2005 for the opening of new franchise restaurants. The amount of other revenue is expected to grow based on the level of opening assistance we expect to provide during the 25-30 franchise openings planned for 2006.
     Same Store Net Sales – It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 18 months. At the end of fiscal 2005 and fiscal 2004, there were 38 restaurants included in this base. Same store net sales for fiscal 2005 increased approximately 2.1%, compared to fiscal 2004’s increase of approximately 1.1% as calculated assuming fiscal 2004 was a 52-week year. We believe that the increase in same store net sales reflects the combination of our advertising initiatives, the success of our LTO’s, weighted average price increases of less than 2.0% and a focus on operational excellence and execution in our restaurants. Same store net sales for franchise-operated restaurants for fiscal 2005 decreased approximately 1.6%, compared to a decrease of approximately 1.9% for the prior year comparable period. For 2005 and 2004, there were 52 and 34 restaurants, respectively, included in franchise-operated comparable sales.

     Average Weekly Net Sales – The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2005 and fiscal 2004:

	Twelve Months Ended
	January 1,	January 2,
	2006	2005
Company-Owned	$45,072	$44,164
Full-Service	$46,114	$45,253
Counter-Service	$40,431	$39,342
Franchise-Operated	$55,011	$51,538
     Food and Beverage Costs – Food and beverage costs for fiscal 2005 were approximately $27.3 million or 30.6% of net restaurant sales compared to approximately $28.0 million or 31.4% of net restaurant sales for fiscal 2004. Results reflect the impact of weighted-average price increases of less than 2.0% implemented during fiscal 2005, in addition to our ability to leverage our menu and offset higher food costs through usage of our LTO’s. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants are approximately 10.0%. Building the bar continues to be a focus for us, however, we have determined that we are limited in our ability to “grow the bar” in the majority of our locations due to the fact that these locations have little to no designated bar, and some restaurants only have beer and wine. We’re encouraged by the prospects of growing this business on a go-forward basis, however, because our recent franchise openings have achieved rates in the mid-teens for their adult beverage sales as a percentage of dine-in sales. Approximately 86% of our purchases are on contract. Our annual pork contract renewal in October 2005 resulted in an approximate 4.0% price decrease for 2006, our poultry contract pricing remained relatively flat to prior year and our brisket contract gets renewed in the Spring.
     We anticipate that food costs, as a percent of net restaurant sales, will be slightly favorable for 2006 over the prior year. We believe that we have an opportunity to mitigate the negative impact, if any, that any food contract pricing may have on our margin through menu engineering such as with the use of our LTO’s which typically carry more margin than many of our core product offerings. We will continue to take price increases as appropriate, and leverage adult beverage sales, which typically have higher margin.
     Labor and Benefits – Labor and benefits at the restaurant level were approximately $26.2 million or 29.3% of net restaurant sales in fiscal 2005 compared to approximately $26.5 million or 29.7% of net restaurant sales in fiscal 2004. The decrease in labor and benefits reflects favorable medical claims experience and labor productivity, partially off-set by a higher level of bonus payout at the restaurant level. Full-service restaurants that operate in states without a “tip credit” (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to food servers. The migration toward full-service dining in the majority of our restaurants is part of our strategy for increasing unit-level revenue, but may result in higher labor costs. During fiscal 2006, we are expecting labor and benefits as a percentage of net restaurant sales to remain relatively flat to fiscal 2005.
     Operating Expenses – Operating expenses for fiscal 2005 were approximately $22.3 million or 25.0% of net restaurant sales, compared to approximately $22.0 million or 24.7% of net restaurant sales for fiscal 2004. The increase in fiscal 2005 restaurant level operating expenses as a percentage of restaurant sales is primarily due to increased supplies expense from catering and “TO GO” sales, increased utilities costs, as well as increased advertising costs. During fiscal 2006, operating expenses as a percentage of net restaurant sales are expected to increase slightly from the percentage in fiscal 2005, primarily due to higher utility costs, higher advertising costs, and higher supplies’ costs related to increases in catering and “TO GO,” partially offset by further leveraging of fixed costs.

     Depreciation and Amortization – Depreciation and amortization for fiscal 2005 was approximately $4.4 million, or 4.3% of total revenue, compared to approximately $4.5 million, or 4.6% of total revenue for fiscal 2004. The decrease in depreciation and amortization expense as a percent of total revenue in 2005 compared to 2004 is primarily due to better leveraging of these costs. During fiscal 2006, depreciation and amortization is expected to increase from fiscal 2005 levels due to approximately $12.0 million in expected capital expenditures for asset additions for new company-owned restaurants and other infrastructure projects.
     Asset Impairment and Restructuring Charges – During fiscal 2005 and 2004, we did not record any asset impairment or restructuring charges. As of January 1, 2006 and January 2, 2005, we had approximately $1.3 million of assets held for sale on our consolidated balance sheets representing the land and building on one of the restaurants in Texas for which an impairment was recorded and the restaurant was subsequently closed.
     Pre-opening Expenses – We had approximately $96,000 in pre-opening expenses for fiscal 2005 related primarily to our Chantilly, Virginia restaurant, which opened January 11, 2006, and our Maple Grove, Minnesota restaurant conversion. We did not incur any pre-opening expenses during fiscal 2004. We plan to open up to three company-owned restaurants during fiscal 2006 with pre-opening costs estimated at approximately $175,000 per restaurant.
     General and Administrative Expenses – General and administrative expenses totaled approximately $13.4 million or 13.1% of total revenue in fiscal 2005 compared to approximately $10.9 million or 11.0% of total revenue in fiscal 2004. In fiscal 2005, general and administrative expenses included $566,000 in stock-based compensation expense and $820,000 in franchise service expense. In fiscal 2004, general and administrative expenses included $211,000 in stock-based compensation expense and $571,000 in franchise service expense. Excluding stock-based compensation expense and the impact of our franchise services, which is offset in other revenue, the percentage was 11.9% for 2005 and 10.3% for the comparable period in 2004. The remaining increase in the percentages primarily reflects planned investments in infrastructure in anticipation of our growth. During 2006, we expect general and administrative expenses to remain relatively flat as a percentage of total revenue, resulting from the increased cost related to a third year in our performance share program, options expense related to the adoption of SFAS No. 123R, Share-Based Payment, in the first quarter of fiscal 2006 and the services we expect to provide to the 25-30 expected 2006 franchise-operated restaurant openings.
     Interest Expense – Interest expense totaled approximately $1.9 million or 1.9% of total revenue for fiscal 2005, essentially equal to fiscal 2004’s interest expense in terms of dollars and as a percentage of total revenue. This line item represents interest expense from capital lease obligations, notes payable, financing lease obligations and a company match for deferrals made under our non-qualified deferred compensation plan. For fiscal 2006, we expect interest expense to remain relatively flat to fiscal 2005 levels.
     Interest Income – Interest income was approximately $270,000 and $326,000 for fiscal 2005 and fiscal 2004, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. Fiscal 2005 interest income was lower than fiscal 2004 due to lower cash balances. We expect fiscal 2006 interest income to remain relatively flat to fiscal 2005 levels.
     Other Income (Expense), Net – During fiscal 2005, we realized other income, net, of approximately $71,000, which compares to other expense, net, of approximately $392,000 in fiscal 2004. Other income in fiscal 2005 primarily reflects a gain on the condemnation of a small percentage of land at one of our company-owned restaurants. The other expense in 2004 is due to a write-off of a restaurant’s remaining assets subsequent to the sale to a franchise.

     (Provision) Benefit from Income Taxes – We recorded a provision for income taxes during fiscal 2005 of approximately $2.7 million which compares to a provision of approximately $1.9 million in 2004. We utilized approximately $8.0 million of federal and state net operating loss carry forwards in fiscal 2005 as compared to approximately $5.0 million in fiscal 2004. At January 1, 2006, we had a remaining deferred tax asset of approximately $5.8 million. Realization of the net operating loss carry forwards and other deferred tax timing differences is contingent on future taxable earnings. Our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, “Accounting for Income Taxes”, by assessing the available positive and negative evidence surrounding the recoverability of the deferred tax asset. We believe that the realization of the deferred tax asset is more likely than not based on the fact that we generated taxable income in fiscal 2005 and 2004 and based on the expectation that our Company will generate the necessary taxable income in future years. Utilization of federal net operating losses will be achieved through offsetting tax liabilities generated through earnings, increased by payments of current taxes to state authorities. We estimate a tax provision of 37% for fiscal 2006.
     Basic and Diluted Net Income Per Common Share – Net income for fiscal 2005 was approximately $4.4 million or $0.41 per basic common share on approximately 10,825,000 weighted average basic shares outstanding compared to a net income of approximately $3.5 million or $0.29 per basic common share on approximately 11,858,000 weighted average basic shares outstanding for fiscal 2004.
     Diluted net income per common share for fiscal 2005 was $0.39 per common share on approximately 11,173,000 weighted average diluted shares outstanding compared to $0.29 per common share on approximately 12,222,000 weighted average diluted shares outstanding for fiscal 2004.
Fiscal Year 2004 Compared to Fiscal Year 2003
     Total Revenue – Total revenue of approximately $99.3 million for fiscal 2004 increased approximately $1.6 million or 1.6% over revenue of approximately $97.7 million for fiscal 2003. Fiscal 2004 consisted of 53 weeks as compared to 52 weeks for fiscal 2003. Revenue for the 53rd week in fiscal 2004 was approximately $1.9 million, including restaurant sales and franchise royalties.
     Restaurant Sales – Restaurant sales decreased by approximately $2.3 million or 2.5% to approximately $89.2 million for fiscal year 2004 from approximately $91.5 million for fiscal year 2003. The decrease in sales was due primarily to the sale of three Georgia restaurants to a franchisee and the closure of two Texas restaurants that generated approximately $6.6 million in restaurant sales in fiscal 2003. Without these restaurants in the fiscal 2003 base, sales would have been 7.4% higher in 2004 compared to 2003. The decrease in sales for fiscal 2004, related to these five restaurants, was partially offset by approximately $1.7 million in sales attributed to the 53rd week.
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

     Licensing and Other Revenue – Licensing revenue includes royalties from a retail line of business, including sauces, seasonings, rubs and marinades. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal year 2004, the licensing royalty income was approximately $248,000 compared to approximately $209,000 for fiscal year 2003.
     Same Store Net Sales – It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 18 months. At the end of fiscal 2004, there were 36 restaurants included in this base. Same store net sales for fiscal 2004 increased approximately 1.1%, compared to fiscal 2003’s decrease of approximately 3.0% and were calculated assuming fiscal 2004 was a 52-week year. We believe that the increase in same store net sales reflects the combination of our advertising initiatives, the success of our limited time offerings, a price increase of approximately 2.0% and a focus on operational excellence and execution in our restaurants.
     Average Weekly Net Sales – The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2004 and fiscal 2003:

	Twelve Months Ended
	January 2,	December 28,
	2005	2003
Company-Owned	$44,164	$42,491
Full-Service	$45,253	$43,671
Counter-Service	$39,342	$37,060
Franchise-Operated	$51,538	$47,400
     Food and Beverage Costs – Food and beverage costs for fiscal 2004 were approximately $28.0 million or 31.4% of net restaurant sales, essentially flat compared to approximately $28.0 million or 30.6% of net restaurant sales for fiscal 2003. This is primarily the result of higher commodity costs, basically offset by the menu price increase implemented at the beginning of the third quarter. Approximately 85% of our purchases are on contract and overall, contracts negotiated for 2005 resulted in less favorable pricing. Our pork contract renewal resulted in an 11% contracted price increase, our poultry contract, resulted in an 8% price increase and our brisket contract resulted in a 7% increase.
     Labor and Benefits – Labor and benefits at the restaurant level were approximately $26.5 million or 29.7% of net restaurant sales in fiscal 2004 compared to approximately $27.6 million or 30.1% of net restaurant sales in fiscal 2003. The decrease in labor and benefits reflects favorable workers compensation claims experience and labor productivity, partially off-set by a higher level of bonus payout at the restaurant level. Full-service restaurants that operate in states without a “tip credit” (such as Minnesota) experience a higher wage rate for dining room labor than do restaurants located in states where a tip credit is available to reduce wages paid to food servers. The migration toward full-service dining in the majority of our restaurants is part of our strategy for increasing unit-level revenue, but may result in higher labor costs.
     Operating Expenses – Operating expenses for fiscal 2004 were approximately $22.0 million or 24.7% of net restaurant sales, compared to approximately $23.4 million or 25.6% of net restaurant sales for fiscal 2003. The decrease in operating expenses reflects the reduction in company-owned restaurants compared to 2003. In addition, repair and maintenance costs for fiscal year 2004 were $1.9 million compared to $2.2 million for fiscal 2003, reflecting a significant investment in the prior year toward neglected restaurants.

     Depreciation and Amortization – Depreciation and amortization for fiscal 2004 was approximately $4.5 million, or 4.6% of total revenue, compared to approximately $4.8 million, or 5.0% of total revenue for fiscal 2003. The decrease in depreciation and amortization primarily reflects fewer company-owned restaurants in 2004.
     General and Administrative Expenses – General and administrative expenses totaled approximately $11.0 million or 11.0% of total revenue in fiscal 2004 compared to approximately $9.3 million or 9.6% of total revenue in fiscal 2003. The increase in general and administrative expenses reflects increased legal, consulting and audit fees related to Sarbanes-Oxley 404 compliance, and higher corporate bonus and expenses related to our compensation programs. It also includes increased payroll as we continue to build our infrastructure.
     Pre-opening Expenses – We had no pre-opening expenses for fiscal 2004, compared to approximately $543,000 or 0.6% of net restaurant sales for fiscal 2003.
     Asset Impairment and Restructuring Charges – During fiscal 2004, we recorded no asset impairment and restructuring charges compared to the recording of approximately $4.2 million of charges on five locations in 2003. As of January 2, 2005, we had approximately $1.3 million of assets held for sale on our consolidated balance sheet representing the land and building on one of the restaurants in Texas for which an impairment was recorded and the restaurant was subsequently closed.
     Interest Expense – Interest expense totaled approximately $1.9 million or 1.9% of total revenue for fiscal 2004 compared to approximately $1.9 million or 1.9% of total revenue for fiscal 2003. This line item represents interest expense from capital lease obligations, notes payable and financing lease obligations. The increase in interest expense from fiscal 2003 to fiscal 2004 is primarily the result of no capitalization of interest related to construction costs, due to no restaurant openings during fiscal 2004.
     Interest Income – Interest income was approximately $326,000 and $215,000 for fiscal 2004 and fiscal 2003, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.
     Other Expense, Net – Other expense, net of approximately $392,000 primarily reflects the write-off of a restaurant’s remaining assets subsequent to the sale to a franchise. This compares to approximately $667,000 in fiscal 2003 for losses related to expenses on an unopened site and early extinguishments of debt associated with the early payoff of a note, partially offset by gains attributable to the sale of three units in Georgia to a franchisee.
     Equity in Loss from Unconsolidated Affiliate – Until February 26, 2003, we were a 40% participant in a joint venture to operate themed restaurant concepts based on the entertainment artist Isaac Hayes. Pursuant to an agreement governing the joint venture, the participants in the joint venture formed a Delaware limited liability company named FUMUME, LLC. On February 26, 2003, we disposed of our 40% interest in FUMUME, LLC. The equity in loss from unconsolidated affiliate was approximately $2.2 million for fiscal 2003, reflecting losses in the Isaac Hayes Blues Clubs, in addition to transaction costs associated with our divestiture of those clubs. We are no longer participating in any revenue or expenses of the joint venture and we do not have any further obligations with regard to the joint venture.
     (Provision) Benefit from Income Taxes – Our Company recorded a provision for income taxes during fiscal 2004 of approximately $1.9 million which compares to a benefit of approximately $1.8 million in fiscal 2003. We utilized approximately $5.0 million of federal and state net operating loss carry forwards in fiscal 2004 as compared to none in fiscal 2003. At January 2, 2005, we had a remaining deferred tax asset of approximately $7.8 million. Realization of the net operating loss carry forwards and other deferred tax timing differences is contingent on future taxable earnings. Our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109,

“Accounting for Income Taxes”, by assessing the available positive and negative evidence surrounding the recoverability of the deferred tax asset. Utilization of federal net operating losses will be achieved through offsetting tax liabilities generated through earnings. This will be offset by payments of current taxes to state authorities.
     Basic and Diluted Net Income (Loss) Per Common Share – Net income for fiscal 2004 was approximately $3.5 million or $0.29 per basic common share on approximately 11,858,000 weighted average basic shares outstanding compared to a net loss of approximately $2.9 million or $0.25 per basic common share on approximately 11,772,000 weighted average basic shares outstanding for fiscal 2003.
     Diluted net income per common share for fiscal 2004 was $0.29 per common share on approximately 12,222,000 weighted average diluted shares outstanding compared to a loss of $0.25 per common share on approximately 11,772,000 weighted average diluted shares outstanding for fiscal 2003.
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued statement SFAS No. 123R, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees based on their fair values at the time of grant and would eliminate the use of accounting for employee options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for SFAS No. 123R, and we are required to implement this standard effective with the beginning of our 2006 fiscal year.
     SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption. We have determined that we will adopt the “modified prospective” method under SFAS No. 123R. While SFAS No. 123R permits entities to continue use of the Black-Scholes option pricing model, SFAS No. 123R also permits the use of a “binomial model.” We currently expect that we will continue to utilize the Black-Scholes option pricing model upon the adoption of SFAS No. 123R. Had we adopted SFAS No. 123R in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of SFAS No. 123R as described in footnote 1 in the disclosure of pro forma net income (loss) and pro forma Basic and Diluted EPS.
      In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted under existing Generally Accepted Accounting Principles, we elected to capitalize rental costs during construction of our Chantilly, Virginia corporate restaurant through December 31, 2005. We capitalized approximately $50,000 in rent expense in the fourth quarter of fiscal 2005 associated with our Chantilly, Virginia company-owned restaurant while it was under construction. The Company is required to adopt FASB Staff Position 13-1 on January 2, 2006. We estimate that the impact of the adoption of the staff position will be approximately $130,000 in additional pre-opening rent expense during fiscal 2006. The amount may vary based on lease terms, restaurant openings and length of construction period. Effective January 2, 2006, in accordance with Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” we will expense rental costs incurred during a construction period.
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
Financial Condition, Liquidity and Capital Resources
     As of January 1, 2006, our Company held cash and cash equivalents of approximately $4.4 million compared to approximately $11.2 million as of January 2, 2005. This decrease reflects the use of approximately $11.5 million for the repurchase of common stock, partially offset by cash generated from operations.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.76 at January 1, 2006 compared to 1.56 at January 2, 2005. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to cash used during the first half of 2005 for the repurchase of common stock.
     Net cash provided by operations for each of the last three fiscal years was approximately $10.4 million in fiscal 2005, $11.4 million in fiscal 2004 and $6.2 million in fiscal 2003. Cash generated in fiscal 2005 was primarily from net income of approximately $4.4 million, the utilization of our deferred tax asset of approximately $2.0 million, depreciation and amortization of approximately $4.4 million, an increase in deferred compensation of approximately $603,000, an increase in deferred rent of approximately $813,000 due to our new corporate office and Chantilly, Virginia, an increase in other current liabilities of approximately $771,000, and an increase in accrued compensation and benefits of approximately $201,000. These increases were partially offset by an approximate $1.2 million increase in restricted cash, which includes amounts related to our national advertising fund, and approximately $528,000 related to our self-funded benefit plans, an increase in accounts receivable of approximately $1.1 million due to a net 22 more franchisees since last year-end, a net increase in prepaids and other current assets of approximately $444,000, and a decrease in accounts payable of approximately $328,000.
     Cash provided by operations in 2004 was approximately $11.4 million and is primarily the result of an increase of approximately $2.1 million in accounts payable, utilization of our deferred tax asset of approximately $1.4 million, net income from operations of approximately $3.5 million, depreciation and amortization of approximately $4.6 million, an increase in deferred compensation of approximately $235,000, an increase in deferred rent of approximately $474,000 and an increase in accrued compensation and benefits of approximately $501,000. These increases were partially offset by a decrease of approximately $1.1 million in other current liabilities, an approximate $628,000 increase in accounts receivable due to franchise growth, an increase of approximately $566,000 in prepaid and other current assets, and an increase of approximately $39,000 in restricted cash.

     Net cash provided by operations in fiscal 2003 was primarily from asset impairment charges of approximately $3.7 million, equity in loss of unconsolidated affiliate of approximately $2.2 million, depreciation and amortization of approximately $4.9 million, an increase to deferred rent of approximately $568,000, a decrease in prepaid expenses and other assets of approximately $547,000, and an increase in other current liabilities of approximately $1.2 million. This was partially offset by a net loss of approximately $2.9 million, tax benefit of approximately $2.2 million, a decrease in accounts payable of approximately $1.6 million, and an increase in accounts receivable of approximately $648,000.
     Net cash used for investing activities for each of the last three fiscal years was approximately $5.7 million in fiscal 2005, $2.2 million in fiscal 2004 and $5.3 million in fiscal 2003. In fiscal 2005, we used approximately $6.8 million for capital expenditures related to the construction of our new Chantilly, Virginia restaurant, the purchase of our Plymouth, Minnesota restaurant, the purchase of land for a restaurant in Coon Rapids, Minnesota, a new test kitchen, training center and office space, and POS and other computer equipment for use in the restaurants and at our corporate office. This was partially offset by proceeds for sale of assets of approximately $636,000 and payments received on notes receivable of approximately $457,000. In fiscal 2004, we used approximately $2.4 million for capital expenditures related to new catering vehicles, kitchen equipment, development of our site-model tool, and POS and other computer equipment for use in the restaurants and at our corporate office. This was partially offset by payments received on notes receivable of approximately $218,000. In fiscal 2003, we used cash of approximately $4.0 million for capital expenditures on the construction of three new company-owned restaurants and to upgrade existing facilities and approximately $2.1 million to fund losses and exit from our 40% FUMUME, LLC, joint-venture partnership. The use of cash was partially offset by cash proceeds from the sale of assets of approximately $685,000 and payments on notes receivable of approximately $139,000. In fiscal 2006, we expect capital expenditures to be approximately $12.0 million, which will consist of three new ground-up corporate restaurants, a new labor-scheduling and back-of-the-house management system, potential reimages and remodels of existing restaurants and normal capital expenditures for existing restaurants.
     Net cash used for financing activities was approximately $11.5 million in fiscal 2005, $7.9 million in fiscal 2004 and $323,000 in fiscal 2003. During fiscal 2005, we completed our 1.0 million share authorization and bought back the remaining 954,900 shares of our common stock and paid approximately $11.5 million, excluding commissions. Other uses of cash for fiscal 2005 included payments on long-term debt and capital lease obligations of approximately $606,000 and payments of approximately $85,000 for debt issuance costs related to our credit line. This was partially offset by approximately $730,000 in proceeds from the exercise of stock options. During fiscal 2004, we bought back approximately 1.0 million shares of our common stock and paid approximately $7.5 million, excluding commissions. In addition, the Board of Directors authorized a second share repurchase program in November 2004, and we bought back 44,100 shares in the last two months of the fiscal year for approximately $400,000. Other uses of cash for fiscal 2004 included payments of long-term debt and capital leases of approximately $726,000. Other sources of cash for fiscal 2004 included proceeds received from the exercise of stock options and warrants of approximately $770,000. During fiscal 2003, payments on long-term debt and capital lease obligations of approximately $2.3 million were the primary uses of cash partially offset by proceeds from stock option exercises of approximately $2.0 million.
     On January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate (7.25% as of January 1, 2006) plus 2.0%. Unused portions of the facility are subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of January 1, 2006.

     The credit agreement is available for general working capital purposes and for the repurchase of shares under a board-approved share repurchase program. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property.
     The credit agreement contains customary affirmative and negative covenants including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company among others. The credit agreement also includes various financial covenants. We were in compliance with all covenants under this credit facility agreement as of January 1, 2006.
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility. We moved into new corporate office headquarters in Minnetonka, Minnesota on July 25, 2005. Capital expenditures of approximately $739,000 were spent on the new facility, including the construction of a new state-of-the-art test kitchen and training facility in the lower-level of the office facility. The lease, which commenced in August 2005, is for approximately 26,000 rentable square feet and is for a term of 97 months, plus two five-year renewal options. The minimum rent commitment over the lease term is approximately $4.6 million. We expect capital expenditures of approximately $12.0 million in 2006 for the construction of three ground-up new restaurants, corporate infrastructure, and normal capital items for existing restaurants.
     In addition to commitments we have related to our lease obligations, we also have required payments on our outstanding debt. The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:
Payments Due by Period
(in thousands)

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long Term Debt	$11,852	$422	$467	$511	$564	$569	$9,319
Financing Leases	4,500	—	—	—	—	—	4,500
Capital and Operating Leases	64,876	3,643	3,707	3,646	3,653	3,690	46,537

Less: Sublease rental income	(8,812)	(403)	(403)	(440)	(441)	(441)	(6,684)

Total	$72,416	$3,662	$3,771	$3,717	$3,776	$3,818	$53,672

     See Notes 8, 9 and 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of January 1, 2006 and January 2, 2005, we were in compliance with all of its covenants.
Off-Balance Sheet Arrangements
     Our Company does not have any off-balance sheet arrangements.

Income Taxes
     At January 1, 2006, we had federal and state net operating loss carry forwards (“NOL’s”) for tax reporting purposes of approximately $9.2 million and $8.6 million, respectively, which if not used will begin to expire in 2019. These will be adjusted when we file our 2005 income tax returns in 2006. In addition, we had tax credit carry forwards of approximately $2.3 million, which if not used, will begin to expire in 2009. Future changes in ownership, if any, may place limitations on the use of these NOL’s.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of January 1, 2006 was approximately $16.4 million, including financing lease obligations. Of the outstanding long-term debt, approximately $1.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. On January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate (7.25% as of January 1, 2006) plus 2.00%. Unused portions of the facility will be subject to an unused facility fee equal to 0.5% of the unused portion. We do not see the variable interest rate long-term debt as a significant interest rate risk. Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of Famous Dave’s of America, Inc. are included herein, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 1, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
     There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter, and year ended January 1, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item appears in our definitive proxy statement for our 2005 annual meeting of shareholders under the captions “Fees Billed to Company by Its Independent Registered Public Accounting Firm” and “Pre-approval Policy,” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – January 1, 2006 and January 2, 2005
Consolidated Statements of Operations – Years ended January 1, 2006, January 2, 2005 and December 28, 2003
Consolidated Statements of Shareholders’ Equity – Years ended January 1, 2006, January 2, 2005 and December 28, 2003
Consolidated Statements of Cash Flows – Years ended January 1, 2006, January 2, 2005 and December 28, 2003
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II. Schedule of Valuation and Qualifying Accounts
Exhibits:
See “exhibit index” on the page following the consolidated financial statements and related footnotes

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Famous Dave’s of America, Inc.
We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. and subsidiaries (the Company) as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 1, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Dave’s of America, Inc. and subsidiaries as of January 1, 2006 and January 2, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Famous Dave’s of America, Inc. as of January 1, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Famous Dave’s of America, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Famous Dave’s of America, Inc. (the “Company”) maintained effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Famous Dave’s of America, Inc. based on our audit.
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
In our opinion, management’s assessment that Famous Dave’s of America, Inc. maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Famous Dave’s of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Famous Dave’s of America, Inc. and subsidiaries as of January 1, 2006, and January 2, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006 and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 10, 2006

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2006 AND JANUARY 2, 2005
(in thousands, except share and per-share data)

	January 1,	January 2,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,410	$11,170
Restricted cash	1,221	39
Accounts receivable, net	2,843	2,289
Inventories	1,588	1,523
Deferred tax asset	3,120	3,342
Prepaid expenses and other current assets	2,312	1,403

Total current assets	15,494	19,766

Property, equipment and leasehold improvements, net	46,872	44,664

Other assets:
Notes receivable, less current portion	1,719	2,156
Deferred tax asset, less current portion	2,632	4,458
Other assets	881	869

	$67,598	$71,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$—
Current portion of long-term debt	422	424
Current portion of capital leases	16	97
Accounts payable	3,811	4,138
Accrued compensation and benefits	2,436	1,914
Other current liabilities	3,410	2,244

Total current liabilities	10,095	8,817

Long-term liabilities:
Long-term debt and capital leases, less current portion	11,430	11,953
Financing leases	4,500	4,500
Other liabilities	4,394	3,300

Total liabilities	30,419	28,570

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 10,599,000 and 11,340,000 shares issued and outstanding at January 1, 2006 and January 2, 2005, respectively	106	113
Additional paid-in capital	39,126	49,674
Accumulated deficit	(2,053)	(6,444)

Total shareholders’ equity	37,179	43,343

	$67,598	$71,913

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
JANUARY 1, 2006, JANUARY 2, 2005 AND DECEMBER 28, 2003
(in thousands, except share and per-share data)

	January 1,	January 2,	December 28,
	2006	2005	2003
	(52 weeks)	(53 weeks)	(52 weeks)
Revenue:
Restaurant sales, net	$89,248	$89,176	$91,500
Franchise royalty revenue	10,406	7,353	4,567
Franchise fee revenue	1,595	1,977	1,139
Licensing and other revenue	1,105	819	534

Total revenue	102,354	99,325	97,740

Costs and expenses:
Food and beverage costs	27,297	27,995	28,014
Labor and benefits	26,151	26,472	27,586
Operating expenses	22,339	22,005	23,376
Depreciation and amortization	4,359	4,549	4,840
General and administrative	13,430	10,939	9,336
Pre-opening expenses	96	—	543
Asset impairment and restructuring charges	—	—	4,238

Total costs and expenses	93,672	91,960	97,933

Income (loss) from operations	8,682	7,365	(193)

Other expense:
Interest expense	(1,932)	(1,901)	(1,876)
Interest income	270	326	215
Other income (expense), net	71	(392)	(667)
Equity in loss of unconsolidated affiliate	—	—	(2,155)

Total other expense	(1,591)	(1,967)	(4,483)

Income (loss) before income taxes	7,091	5,398	(4,676)

Income tax (provision) benefit	(2,700)	(1,900)	1,778

Net income (loss)	$4,391	$3,498	$(2,898)

Basic net income (loss) per common share	$0.41	$0.29	$(0.25)

Diluted net income (loss) per common share	$0.39	$0.29	$(0.25)

Weighted average common shares outstanding-basic	10,825,000	11,858,000	11,772,000

Weighted average common shares outstanding-diluted	11,173,000	12,222,000	11,772,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED
JANUARY 1, 2006, JANUARY 2, 2005 AND DECEMBER 28, 2003
(in thousands)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – December 29, 2002	11,388	$114	$54,222	$(7,044)	$47,292

Exercise of stock options	770	8	2,027	—	2,035
Tax benefit for stock options exercised	—	—	443	—	443
Net loss	—	—	—	(2,898)	(2,898)

Balance – December 28, 2003	12,158	122	56,692	(9,942)	46,872
Exercise of stock options	217	2	708	—	710
Tax benefit for stock options exercised	—	—	303	—	303
Exercise of warrants	10	—	60	—	60
Purchased rights to exercisable warrants	—	—	(197)	—	(197)
Repurchase of common stock and common stock warrants	(1,045)	(11)	(7,892)	—	(7,903)
Net income	—	—	—	3,498	3,498

Balance – January 2, 2005	11,340	113	49,674	(6,444)	43,343
Exercise of stock options	214	2	728	—	730
Tax benefit for stock options exercised	—	—	244	—	244
Repurchase of common stock	(955)	(9)	(11,520)	—	(11,529)
Net income	—	—	—	4,391	4,391

Balance – January 1, 2006	10,599	$106	$39,126	$(2,053)	$37,179

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
JANUARY 1, 2006, JANUARY 2, 2005 AND DECEMBER 28, 2003
(in thousands)

	January 1,	January 2,	December 28,
	2006	2005	2003
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net income (loss)	$4,391	$3,498	$(2,898)
Adjustments to reconcile net income (loss) to cash flows provided by operations:
Depreciation and amortization	4,359	4,549	4,840
Amortization of deferred financing costs	70	38	67
(Gain) loss on disposal of property	(53)	383	(112)
Deferred income taxes	2,048	1,423	(2,209)
Tax benefit of stock options exercised	244	303	443
Deferred rent	813	474	568
Deferred compensation	603	235	94
Equity in loss of unconsolidated affiliate	—	—	2,155
Asset impairment charges	—	—	3,687
Changes in operating assets and liabilities:
Restricted cash	(1,182)	(39)	—
Accounts receivable, net	(1,062)	(628)	(648)
Inventories	(65)	76	(42)
Prepaid expenses and other current assets	(444)	(566)	547
Deposits	25	63	60
Accounts payable	(328)	2,103	(1,635)
Accrued compensation and benefits	201	501	68
Other current liabilities	771	(1,056)	1,167

Cash flows provided by operations	10,391	11,357	6,152

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(6,754)	(2,449)	(4,037)
Proceeds from sale of land and building	636	—	685
Payments received on notes receivable	457	218	139
Investment and repayments of advances in unconsolidated affiliate	—	—	(2,125)

Cash flows used for investing activities	(5,661)	(2,231)	(5,338)

Cash flows from financing activities:
Payments for debt issuance costs	(85)	(8)	(9)
Payments on long-term debt and capital lease obligations	(606)	(726)	(2,349)
Proceeds from exercise of stock options and warrants	730	770	2,035
Repurchase of common stock and common stock warrants	(11,529)	(7,956)	—

Cash flows used for financing activities	(11,490)	(7,920)	(323)

(Decrease) increase in cash and cash equivalents	(6,760)	1,206	491

Cash and cash equivalents, beginning of year	11,170	9,964	9,473

Cash and cash equivalents, end of year	$4,410	$11,170	$9,964

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
     Nature of business – We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of January 1, 2006, there were 126 restaurants operating in 32 states, including 38 company-owned restaurants and 88 franchise-operated restaurants. An additional 196 franchise restaurants were committed to be developed through signed area development agreements at January 1, 2006.
     Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. Any inter-company transactions and balances have been eliminated in consolidation.
     Management’s use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     Reclassifications – Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
     Financial instruments – Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair value. The fair value of long-term debt approximates the carrying amount based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.
     Segment reporting – We have company-owned and franchise-operated restaurants in the United States, and operate within the single industry segment of food service. Because we manage company-owned and franchise-operated restaurants in a similar manner and allocate resources to each based upon their relative size to the company we have aggregated our operating segments into a single reporting segment.
     Fiscal year – Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal year ended January 1, 2006 (fiscal 2005) was 52 weeks, while fiscal year ending January 2, 2005 (fiscal 2004) was 53 weeks, and fiscal year ending December 28, 2003 (fiscal 2003) was 52 weeks.
     Cash and cash equivalents – Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, while the remaining balances are uninsured at January 1, 2006. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.
     Accounts receivable – We provide an allowance for uncollectible accounts on accounts receivable. The allowance for uncollectible accounts was approximately $36,770 and $9,600 at January 1, 2006 and January 2, 2005, respectively. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off when

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Account receivable balances written off have not exceeded allowances provided.
     Inventories – Inventories consist principally of food, beverages, retail goods, smallwares and supplies, and are recorded at the lower of cost (first-in, first-out) or market.
     Property, equipment and leasehold improvements – Property, equipment and leasehold improvements are capitalized at a level of $250 or greater and are recorded at cost. Improvements of $250 or greater are capitalized while repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment and antiques are depreciated or amortized using the straight-line method over estimated useful lives ranging from 3-7 years, while buildings are depreciated over 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal options, or the estimated useful life of the assets. Décor used in the restaurants is recorded at cost and is not depreciated since it has a perpetual life.
     Debt issuance costs – Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis, which approximates the interest method.
     Construction overhead and capitalized interest – We capitalize construction overhead costs at the time a building is turned over to operations, which is approximately two weeks prior to opening. We capitalized construction overhead costs of approximately $45,000 in fiscal 2005. There was no capitalization of construction overhead in fiscal 2004. There was no capitalized interest in 2005 or 2004, respectively. Interest costs capitalized during the construction period of restaurants for fiscal 2003 was approximately $122,000.
     Advertising costs – Advertising costs are charged to expense as incurred. Advertising costs were approximately $3.0 million, $2.7 million and $2.4 million for fiscal years 2005, 2004 and 2003, respectively, and are included in operating expenses in the consolidated statements of operations.
     Research and development costs – Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and Limited-Time Offering (LTO) items, recipe enhancements and documentation activities. Research and development costs were approximately $265,000, $210,000 and $114,000 for fiscal years 2005, 2004 and 2003, respectively.
     Pre-opening expenses – All start-up and pre-opening costs are expensed as incurred. We had pre- opening expenses of approximately $96,000 in fiscal 2005 related to our conversion of a counter-service restaurant to a full-service restaurant and two new corporate restaurants preparing to open in 2006.
     Lease Accounting – In accordance with Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases,” we recognize lease expense for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is certain and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectibility is considered certain, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Recoverability of property, equipment and leasehold improvements – In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Our January 1, 2006 and January 2, 2005 consolidated balance sheets reflect approximately $1.3 million of assets held for sale, which includes the land and building for one location that was closed during 2003. Based on recent broker activity and a recent offer, we believe the assets held for sale are fairly stated at $1.3 million as of January 1, 2006. Our intention is to sell this property within the next 12 months. During fiscal 2003, we recorded impairment charges of approximately $4.2 million on five under-performing restaurants, two of which were subsequently closed, two of which were subsequently sold, and one that was fully impaired, but still operating. There were no impairment charges recorded during fiscal 2005 or 2004.
     Restricted Cash – Restricted cash as of January 1, 2006 and January 2, 2005 consists of the remaining balance of cash payments received from franchise-operated and company-owned restaurants for the Public Relations and Marketing Development Fund. In addition, in 2005, restricted cash includes funding related to a letter of credit as required by our self-funded insurance programs. The letter of credit was established as of July 1, 2005, and is funded by a restricted interest-bearing cash account in the amount of approximately $528,000.
     Public Relations and Marketing Development Fund – Beginning in fiscal 2004, we established a system-wide public relations and marketing fund. Company-owned restaurants, in addition to franchise-operated restaurants whose franchise agreements were signed after January 1, 2004, are required to contribute a percentage of net sales, currently 1.0%, to the fund that is used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of January 1, 2006 and January 2, 2005. As of January 1, 2006 and January 2, 2005, we had approximately $693,000 and $39,000 in this fund, respectively.
     Gift Cards – We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card slippage income based on a historical percentage breakage rate when the likelihood of the redemption of the card becomes remote.
     Interest income – We recognize interest income as earned.
     Net income (loss) per common share – Basic net income (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income (loss) divided by the sum of the weighted

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options and warrants when dilutive.
     Following is a reconciliation of basic and diluted net income (loss) per common share:

	Fiscal Year
(in thousands, except per share data)	2005	2004	2003

Net income (loss) per common share – basic:
Net income (loss)	$4,391	$3,498	$(2,898)
Weighted average shares outstanding	10,825	11,858	11,772
Net income (loss) per common share – basic	$0.41	$0.29	$(0.25)

Net income (loss) per common share – diluted:
Net income (loss)	$4,391	$3,498	$(2,898)
Weighted average shares outstanding	10,825	11,858	11,772
Dilutive impact of common stock equivalents outstanding	348	364	—

Adjusted weighted average shares outstanding	11,173	12,222	11,772
Net income (loss) per common share – diluted	$0.39	$0.29	$(0.25)

     All options outstanding as of January 1, 2006 were used in the computation of diluted earnings per common share for fiscal year 2005.
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
     Stock-based compensation – In accordance with Accounting Principles Board (APB) Opinion No. 25, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Famous Dave’s common stock at the date of grant over the amount the recipient must pay for the stock. Our policy is to grant stock options at the quoted market price at the date of grant. No compensation expense has been recognized for stock options issued in fiscal years 2005, 2004 or 2003. The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation”, to employee stock-option compensation.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(1)	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

	Fiscal Year
(in thousands, except per sare data)	2005	2004	2003
Net income (loss) as reported	$4,391	$3,498	$(2,898)
Less: Compensation expense determined under the fair value method, net of tax	(425)	(816)	(1,057)

Pro forma net income (loss)	$3,966	$2,682	$(3,955)

Net income (loss) per common share:
Basic EPS as reported	$0.41	$0.29	$(0.25)
Basic EPS pro forma	$0.37	$0.23	$(0.34)

Diluted EPS as reported	$0.39	$0.29	$(0.25)
Diluted EPS pro forma	$0.36	$0.22	$(0.34)
     In determining the compensation cost of the options granted during fiscal years 2005, 2004 and 2003, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year
	2005	2004	2003
Risk free interest rate	4.1%	4.4%	4.2%
Expected life of options	6.4 years	10 years	10 years
Expected volatility	65.7%	56.7%	102.3%
Dividend yield	0.0%	0.0%	0.0%
     In December 2004, the Financial Accounting Standards Board (FASB) issued statement SFAS No. 123R, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees based on their fair values at the time of grant and would eliminate the use of accounting for employee options under APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for SFAS No. 123R, and we are required to implement this standard effective with the beginning of our 2006 fiscal year.
     SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
123R for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption. We have determined that we will adopt the “modified prospective” method under SFAS No. 123R. While SFAS No. 123R permits entities to continue use of the Black-Scholes option pricing model, SFAS No. 123R also permits the use of a “binomial model.” We currently expect that we will continue to utilize the Black-Scholes option pricing model upon the adoption of SFAS No. 123R. Had we adopted SFAS No. 123R in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of SFAS No. 123R as described above in the disclosure of pro forma net income (loss) and pro forma basic and diluted EPS.
     During fiscal 2004, the Compensation Committee determined that all stock incentive awards for employees of the Company, including officers, commencing in 2005, would take the form of performance shares. These performance shares will take the place of the Company’s historical practice of issuing stock options as a form of stock incentive.
     In accordance with APB Opinion No. 25, we recorded compensation expense related to performance shares each quarter based on the difference between the current market price of our common stock as of period end and the original grant price. This adjustment was recorded each quarter throughout fiscal 2005 and fiscal 2004. Our deferred stock unit plan requires liability treatment and, as such, has been, and will continue to be, accounted for under variable accounting where each period presented will be adjusted based on the current market price of our common stock. Due to the implementation of SFAS No. 123R, beginning in fiscal 2006, all options and performance shares will have fixed accounting treatment based on the market price on the date of grant and will be recorded as compensation expense, and reflected within general and administrative expenses in our consolidated statement of operations.
     The table below illustrates the anticipated pre-tax impact for fiscal 2006 as a result of the adoption of SFAS No. 123R, for our current commitment for outstanding stock options and performance shares. These amounts were valued using the Black-Scholes option pricing model.
Pro forma Compensation Expense

		Performance
(in thousands)	Options	Shares	Total
Q1 2006	$153	$213	$366
Q2 2006	129	213	342
Q3 2006	88	213	301
Q4 2006	74	213	287

	$444	$852	$1,296

     Revenue Recognition – We record restaurant sales at the time food and beverages are served. We record retail sales at the time items are delivered to the customer. We have detailed below our revenue recognition policies for franchise and licensing agreements.
     Franchise arrangements – Individual franchise arrangements generally include initial fees, comprised of area development fees and franchise fees, as well as royalty fees based upon a percentage of sales. Our franchisees are granted the right to operate a restaurant using our system for a range of 10 to 20 years. Operating results at franchise-operated restaurants, including restaurant revenue and related expenses, are the responsibility of the franchise owner. Franchisees pay a non-refundable initial fee for each franchised location, and franchise fee which is recognized when we, the franchisor, have performed substantially all of our obligations. The amount of non-refundable initial franchise fee and franchise fee

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
revenue was approximately $1.6 million, $2.0 million, and $1.1 million for fiscal years 2005, 2004, and 2003 respectively. Franchise royalties are recognized when earned as promulgated by SFAS No. 45, “Accounting for Franchise Fee Revenue.” Franchisees are required to pay us a continuing royalty equal to a percentage of their net sales on a monthly basis. Franchising royalty revenue was approximately $10.4 million, $7.4 million, and $4.6 million for fiscal 2005, 2004, and 2003, respectively.
     Licensing agreements and other income – We have a licensing agreement for our retail products, the initial term of which expires in April 2010 with continual renewal options of five years. Licensing revenue for fiscal years 2005, 2004 and 2003 was approximately $285,000, $248,000, and $209,000, respectively.
     Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations. The cost of these services is billed to the respective franchisee and is generally payable on net 30-day terms. These services include décor and décor installation services. Other income related to these services for fiscal years 2005, 2004 and 2003 was approximately $820,000, $571,000, and $325,000, respectively.
     Variable Interest Entities – In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.
     This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 initially applied to preexisting variable interest entities no later than the beginning of the first interim reporting period beginning after June 15, 2003. However, the implementation deadline was delayed by the FASB to periods ending after March 15, 2004 and the FASB issued a revised “FIN 46R” in December 2003. The Company adopted FIN 46R effective January 1, 2004.
     The Company is a franchisor of 88 restaurants as of January 1, 2006, but does not possess any ownership interests in its franchisees and does not provide financial support to franchisees in its typical franchise relationship. Decision-making ability attributed to the franchisee in the typical franchise arrangement relates to controlling day-to-day operations of the franchise. These franchise relationships were not deemed variable interests, and the entities were not consolidated upon adoption of FIN 46.
     Recently Issued Accounting Pronouncements – In December 2004, the FASB issued statement SFAS No. 123R, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. This statement requires companies to recognize compensation cost for share-based awards, including options, granted to employees based on their fair values at the time of grant and would eliminate the use of accounting for employee options under APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for SFAS No. 123R, and we are required to implement this standard effective with the beginning of our 2006 fiscal year.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123R for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption. We have determined that we will adopt the “modified prospective” method under SFAS No. 123R. While SFAS No. 123R permits entities to continue use of the Black-Scholes option pricing model, SFAS No. 123R also permits the use of a “binomial model.” We currently expect that we will continue to utilize the Black-Scholes option pricing model upon the adoption of SFAS No. 123R. Had we adopted SFAS No. 123R in prior periods based on our use of the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of SFAS No. 123R as described above in the disclosure of pro forma net income (loss) and pro forma Basic and Diluted EPS.
     In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted under existing Generally Accepted Accounting Principles, we elected to capitalize rental costs during construction of our Chantilly, Virginia company-owned restaurant through January 1, 2006. We capitalized approximately $50,000 in rent expense in the fourth quarter of fiscal 2005 associated with our Chantilly, Virginia company-owned restaurant while it was under construction. The Company is required to adopt FASB Staff Position 13-1 on January 2, 2006. We estimate that the impact of the adoption of the staff position will be approximately $130,000 in additional pre-opening rent expense during fiscal 2006. The amount may vary based on lease terms, restaurant openings and length of construction period. Effective January 2, 2006, in accordance with Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” we will expense rental costs incurred during a construction period.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in accounting estimate effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for us on January 2, 2006. The adoption of the provision of SFAS No. 154 will not have a material impact on our consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(2) INVENTORIES
     Inventories consisted approximately of the following at:

(in thousands)	January 1,	January 2,
	2006	2005
Food and beverage	$548	$531
Retail goods	25	63
Smallwares and supplies	1,015	929

	$1,588	$1,523

(3) NOTES RECEIVABLE
     Notes receivable consisted approximately of the following at:

(in thousands)	January 1,	January 2,
	2006	2005
Famous Ribs of Georgia, LLC Famous Ribs of Snellville, LLC, Famous Ribs of Marietta, LLC, Famous Ribs of Alpharetta, LLC, — $1,300 amortized over 9 years at 3.27% interest, due November 2012, secured by property and equipment and guaranteed by the franchise owner (our former Chief Executive Officer). Monthly interest only until December 2006.	$1,300	$1,300

Old School BBQ, Inc. – monthly installments of approximately $5.7 including interest at 9.0%, due November 2012, secured by property and equipment and guaranteed by the franchise owners.	349	384

Michael’s First, LLC – monthly installments of approximately $5.0 including interest at 9.6%, and due May 2010, secured by property and equipment and guaranteed by the franchise owner. This note was repaid in full in 2005.	—	259

Utah BBQ, Inc. – monthly installments of approximately $0.9 and $8.6 including interest at 9.5%, due July 2007, secured by property and equipment and guaranteed by the franchise owners.	167	253

Rivervalley BBQ, Inc. – quarterly interest and principal installments of approximately $22.0 including interest at prime plus 1.50% (8.75% at January 1, 2006 and 6.75% at January 2, 2005), due December 2006, unsecured.	94	169

Rivervalley BBQ, Inc. – Line of credit for up to $50.0 with monthly interest only though December 2007 with total outstanding balance due December 2007 including interest at prime plus 1.50% (8.75% at January 1, 2006 and 6.75% at January 2, 2005), unsecured.	50	50

Competition BBQ, Inc. – monthly installments of approximately $0.4 including interest at 7.0% due January 2008, unsecured.	12	14

Total notes receivable	1,972	2,429

Current maturities	(253)	(273)

Long-term portion of notes receivable	$1,719	$2,156

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(3) NOTES RECEIVABLE (continued)
     Future principal payments to be received on notes receivable are approximately as follows:

(in thousands)

Fiscal Year
2006	$253
2007	305
2008	191
2009	211
2010	199
Thereafter	813

Total	$1,972

(4) PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consisted approximately of the following at:

	January 1,	January 2,
(in thousands)	2006	2005

Prepaids	$1,241	$1,107
Interest receivable	33	23
Notes receivable – short-term	253	273
Other	785	—

	$2,312	$1,403

     On May 11, 2005, we entered into an asset purchase agreement with a franchisee and its lender pursuant to which we would acquire from the franchisee the assets comprising a franchise-operated location in Florence, Kentucky for a purchase price of approximately $790,000, payable in part by forgiveness of amounts due to us from the franchisee. Our ultimate basis in the acquired assets would include the purchase price plus the related expenses incurred by us in connection with this acquisition, including bankruptcy-related costs. Because the franchisee had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, consummation of the transaction was contingent upon, among other things, approval by the United States Bankruptcy Court. The transaction was scheduled to close subject to the satisfaction of applicable closing conditions upon the issuance of a final and non-appealable approval order from the Court. Subject to consummation of the transaction, we believed the amounts to be recovered from the franchisee could be fully realized and, as a result, as of April 3, 2005 we reclassified $508,000 from accounts receivable to other current assets on our consolidated balance sheet. Since April 2005, we have realized approximately $464,000 in additional expenses related to this transaction, and, accordingly, have reflected approximately $784,000 in other current assets in our consolidated balance sheet as of January 1, 2006. On January 20, 2006 the Court approved the sale of the Florence, Kentucky restaurant to us and on January 23, 2006, we completed our purchase of the restaurant. See Note (19), Subsequent Events.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(5)	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net, consisted approximately of the following at:

(in thousands)	January 1,	January 2,
	2006	2005
Land, buildings and improvements	$46,292	$44,344
Furniture, fixtures and equipment	21,488	19,944
Antiques	2,149	2,228
Construction in progress	2,754	73
Land and building held for sale	1,281	1,281
Accumulated depreciation and amortization	(27,092)	(23,206)

Property, equipment and leasehold improvements, net	$46,872	$44,664

     We moved into new corporate office headquarters in Minnetonka, Minnesota on July 25, 2005. Capital expenditures of approximately $739,000 were spent on the new facility, including the construction of a new test kitchen and training facility in the lower-level of the office facility.
     Depreciation and amortization expense on property, equipment and leasehold improvements was approximately $4.4 million, $4.5 million and $4.8 million for fiscal years 2005, 2004 and 2003, respectively.
(6) INVESTMENT IN UNCONSOLIDATED AFFILIATE
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
     For the year ended December 29, 2002, we recorded 100% of the cash losses of approximately $1.1 million. We also recorded an impairment reserve of approximately $4.8 million, of which approximately $4.6 million was included in Equity in Losses and Impairment Reserve in Unconsolidated Affiliate. The impairment charge reflected our conclusion that we would not be able to recover the carrying value of the investment in the unconsolidated subsidiary.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(7)	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following at:

(in thousands)	January 1,	January 2,
	2006	2005
Gift cards payable	$1,057	$951
Other liabilities	775	482
Sales tax payable	731	585
Accrued property and equipment purchases	447	—
Deferred franchise fees	245	70
Accrued income taxes	155	156

	$3,410	$2,244

(8) LONG-TERM DEBT
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of January 1, 2006 and January 2, 2005, we were in compliance with all of our covenants.
     Long-term debt consisted approximately of the following at:

	January 1,	January 2,
($’s in thousands)	2006	2005
Notes payable – GE Capital Franchise Finance Corporation – monthly installments from approximately $13 to $20 including interest between 8.75% and 10.53% due between February 2020 and October 2023, secured by property and equipment.	$10,636	$11,064

Notes payable – GE Capital Franchise Finance Corporation – monthly installments from approximately $4 to $10 including interest between 3.80% and 3.89% plus the monthly LIBOR rate (effective rate between 2.59% and 4.39% at January 1, 2006 and 6.39% and 6.48% at January 2, 2005) due between October 2009 and May 2017, secured by property and equipment.	1,216	1,297

Total long–term debt	11,852	12,361
Capital lease obligations	16	113
Less current maturities	(438)	(521)

Long–term debt net of current maturities	$11,430	$11,953

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(8) LONG-TERM DEBT (continued)
     Required principal payments on long-term debt over the next five years, excluding capital lease obligations are as follows:

(in thousands)

Fiscal Year
2006	$422
2007	467
2008	511
2009	564
2010	569
Thereafter	9,319

Total	$11,852

(9) FINANCING LEASE OBLIGATION
     We have a $4.5 million financing obligation dated March 31, 1999, involving three existing restaurants as a result of a sale/leaseback transaction. Under this financing, we are obligated to make monthly interest payments of $42,917 (which increases 4.04% every two years) for a minimum of 20 years. We have the option to purchase the leased restaurants for the greater of $4.5 million or the fair market value of the properties at the date of purchase at any time or renew the lease for two additional five-year terms. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements and are being depreciated, and a portion of the monthly payments are accounted for as interest expense in the consolidated statements of operations. The principal financing lease obligation payment of $4.5 million is due in March 2019.
(10) CAPITAL AND OPERATING LEASE OBLIGATIONS
     Our assets under capital leases consist of agreements for furniture, equipment and leasehold improvements. Our remaining capital lease outstanding under this agreement bears interest at a rate of 13.0% and expires February 2006. The obligations are secured by the property under lease. Total cost and accumulated amortization of the capital-leased assets were approximately $4.3 million and $4.3 million at January 1, 2006 and approximately $4.3 million and $4.1 million at January 2, 2005, respectively. We are depreciating the capital lease amounts over their useful life as defined by our capital asset policy.
     We have various operating leases for existing and future restaurants and corporate office space with lease terms ranging from 1 to 36 years, including lease options. Eight of the leases require percentage rent of between 3% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal years 2005, 2004 and 2003 including rent, common area maintenance costs, real estate taxes and percentage rent, was approximately $4.9 million, $4.8 million and $5.6 million, respectively. Rent expense only (excluding percentage rent) was approximately $3.2 million, $3.0 million and $3.4 million for fiscal years 2005, 2004 and 2003, respectively. Percentage rent was approximately $102,000, $138,000 and $128,000 for fiscal years 2005, 2004 and 2003, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(10) CAPITAL AND OPERATING LEASE OBLIGATIONS (continued)
     On December 30, 2004 we signed a lease agreement with Liberty Property Limited Partnership, and moved into new corporate office headquarters in Minnetonka, Minnesota on July 25, 2005. The lease, which commenced in July 2005, is for approximately 26,000 rentable square feet, and is for a term of 97 months, with two-five year renewal options. The minimum rent commitment over the lease term is approximately $4.6 million.
     We have three sublease arrangements with franchisees. These leases are our responsibility, but we have offered them to our franchisees on substantially equal terms to the original leases. These amounts are shown in the table below within the caption “sublease income.”
     Future minimum lease payments (including renewal options) and capital leases existing at January 1, 2006 were:

Capital and
(in thousands)	Operating
Fiscal Year	Leases
2006	$3,643
2007	3,707
2008	3,646
2009	3,653
2010	3,690
Thereafter	46,537

Total future minimum lease commitments	$64,876
Less: sublease income	(8,812)

Total operating and capital lease obligations	$56,064

(11) CREDIT FACILITY AND DEBT COVENANTS
     On January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate (7.25% at January 1, 2006) plus 2.0%. Unused portions of the facility are subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of January 1, 2006.
     The credit agreement is available for general working capital purposes and for the repurchase of shares of Company stock. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property. The credit agreement contains financial covenants as well as customary affirmative and negative covenants including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company, among others. The credit agreement also includes financial covenants. We were in compliance with all covenants under this credit facility as of January 1, 2006. We anticipate that future development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations and from sources such as our credit facility.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(12) RELATED PARTY TRANSACTIONS
     Stock Repurchase – In fiscal 2004, we purchased 200,000 shares of stock from our founder and former CEO, Dave Anderson for approximately $1.6 million at a price equal to fair market value.
     Famous Ribs of Georgia, Snellville, Marietta and Alpharetta, LLC – In fiscal 2005 and 2004, we sublet three restaurants to our former President and CEO, Martin O’Dowd, for a total of $362,000 and $403,000, respectively, in lease payments for which he reimbursed us an equal amount to offset our rent expense for these three locations. In November 2003, we executed a signed purchase agreement with Mr. O’Dowd to purchase our three Atlanta area restaurants and operate them under franchise agreements. As part of the purchase price, we executed a signed note receivable in the amount of $1.3 million, with Mr. O’Dowd expected to submit periodic principal and interest payments, to us, over 9 years. This note is interest only until December 2006. In addition, Mr. O’Dowd entered into an area development agreement to develop additional Famous Dave’s franchise restaurants in defined areas of Georgia, and transferred his rights to the North Carolina market back to us.
     S&D Land Holdings, Inc. – S&D Land Holdings, Inc. (S&D) is a company wholly-owned by our founder and former CEO. Through May 29, 2003, we subleased three real estate units from S&D. On May 30, 2003, we acquired all of S&D’s leasehold interest in one of these properties and negotiated a new operating lease directly with the landlord. We paid S&D approximately $244,000 as full consideration for the assignment of the lease and termination of the sublease. This amount represented the unamortized balance of S&D’s original purchase price of the leasehold interest utilizing the 10% interest factor that was assumed by S&D and us on January 1, 1996 at the time the sublease was executed.
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
(13) STOCK OPTIONS, PERFORMANCE SHARES, COMMON SHARE REPURCHASES AND WARRANTS
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations. Under the Plans, an aggregate of approximately 446,711 shares of our Company’s common stock remained available for issuance at January 1, 2006. In general, the stock options we have issued under the Plans vest over a period of 5 years and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, but will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(13) STOCK OPTIONS, PERFORMANCE SHARES, COMMON SHARE REPURCHASES AND WARRANTS (continued)
     Information regarding our Company’s stock options is summarized below:

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Options outstanding – December 29, 2002	1,877	$3.56
Granted	450	4.34
Canceled or expired	(357)	5.65
Exercised	(770)	2.64

Options outstanding – December 28, 2003	1,200	3.94
Granted	247	6.32
Canceled or expired	(135)	3.43
Exercised	(217)	3.26
Options previously cancelled	37	6.03

Options outstanding – January 2, 2005	1,132	4.72
Granted	28	10.20
Canceled or expired	(46)	5.79
Exercised	(214)	3.41

Options outstanding – January 1, 2006	900	$5.14

Options exercisable – December 28, 2003	630	$3.28

Options exercisable – January 2, 2005	500	$3.80

Options exercisable – January 1, 2006	539	$4.66

Weighted average fair value of options granted during the year ended December 28, 2003		$1.94

Weighted average fair value of options granted during the year ended January 2, 2005		$4.44

Weighted average fair value of options granted during the year ended January 1, 2006		$10.98

     The following table summarizes information about stock options outstanding at January 1, 2006:

(number outstanding and number exercisable in thousands)
Options
	Total outstanding			Exercisable
		Weighted-average	Weighted-		Weighted-
Exercise	Number	remaining	average	Number	average
prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.00 - $2.63	70	3.10 years	$2.33	70	$2.33
$3.09 - $4.18	353	6.64 years	$3.91	270	$3.91
$4.82 - $6.72	397	7.90 years	$5.99	147	$5.99
$7.54 - $10.98	80	5.76 years	$8.87	52	$7.92

$2.00 - $10.98	900	6.84 years	$5.14	539	$4.66

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(13) STOCK OPTIONS, PERFORMANCE SHARES, COMMON SHARE REPURCHASES AND WARRANTS (continued)
     2005 Stock Incentive Plan
     On May 12, 2005, the Company’s shareholders approved the adoption of the Famous Dave’s of America, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The purpose of the 2005 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees, certain key consultants and directors of the Company. The maximum number of shares of common stock which may be issued under the 2005 Plan is 450,000 shares, subject to adjustment. The Compensation Committee of the Company’s Board of Directors will administer the 2005 Plan. Awards may be granted to employees (including officers), members of the Board of Directors and consultants or other independent contractors. Awards that may be granted under the 2005 Plan include performance shares, incentive and non-statutory stock options, stock appreciation rights, stock awards, and restricted stock. The 2005 Plan shall remain in effect until all incentives granted under the 2005 Plan have either been satisfied by the issuance of shares of Common Stock, the payment of cash, or have been terminated under the terms of the 2005 Plan and all restrictions imposed on shares of Common Stock in connection with their issuance under the 2005 Plan have lapsed. No incentives may be granted under the 2005 Plan after the tenth anniversary of the date the 2005 Plan was approved by the Shareholders of the Company.
     Performance Shares
     During fiscal 2004, the Compensation Committee determined that all stock incentive awards for employees of the Company, including officers, commencing in 2005, would take the form of performance shares. These performance shares will take the place of the Company’s historical practice of issuing stock options as a form of stock incentive.
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
     We currently have three performance share programs in progress. On February 18, 2004 our Board of Directors awarded 33,500 (subsequently reduced to 31,000 due to an employee’s departure) performance share grants to eligible employees for the fiscal 2004-fiscal 2006 timeframe. On February 25, 2005, our Board of Directors awarded 134,920 (subsequently reduced to 126,013 due to an employee’s departure) performance share grants to eligible employees for the fiscal 2005-fiscal 2007 timeframe. We recognized approximately $90,000 and $142,000, respectively, of compensation expense

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(13) STOCK OPTIONS, PERFORMANCE SHARES, COMMON SHARE REPURCHASES AND WARRANTS (continued)
in our consolidated statement of operations for fiscal 2005 and fiscal 2004, respectively, related to the fiscal 2004-fiscal 2006 program. We recognized approximately $473,000 of compensation expense in our consolidated statement of operations for fiscal 2005, related to the fiscal 2005-fiscal 2007 program.
     On December 29, 2005, our Board of Directors awarded 83,200 performance share grants to eligible employees for the fiscal 2006-fiscal 2008 timeframe. Because our 2005 fiscal year ended on January 1, 2006, we recognized approximately $3,000 of compensation expense in our consolidated statement of operations for fiscal 2005, related to the fiscal 2006-fiscal 2008 program.
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their bonus compensation for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date of election. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases.
     In accordance with the plan discussed above, on February 18, 2004, David Goronkin, our President and CEO, elected to defer his fiscal 2003 bonus of $93,750 for a one-year period related to this deferral. For fiscal 2004, we recognized approximately $68,000 in additional compensation expense. Mr. Goronkin’s fiscal 2003 bonus, including the original amount deferred and the appreciation, was paid to him during the first quarter of 2005.
     On February 25, 2005, several of our executives elected to defer a portion of their fiscal 2004 bonuses, totaling approximately $77,000, in accordance with the Deferred Stock Unit Plan discussed above. Two executives deferred for a one-year period and two executives deferred for a two-year period. As a result of our end-of-year stock price being essentially equal to the stock price at the time of the election, we have recognized no expense in our consolidated statement of operations for fiscal 2005, related to this plan. In December 2005, two of our executives elected to defer a portion of their fiscal 2005 bonus, equal to approximately $56,000, for a one-year timeframe, in accordance with the Deferred Stock Unit Plan discussed above.
     Common Share Repurchases
     On May 12, 2004, we announced that our Board of Directors approved a program to repurchase up to 1.0 million shares of our common stock. In September 2004, we completed the repurchase of these 1.0 million shares at a total price of approximately $7.5 million, excluding commissions.
     On November 2, 2004, our Board of Directors authorized a second stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time-to-time in both the open market or through privately negotiated transactions. As of June 20, 2005 we had completed the repurchase of our 1.0 million share repurchase program. During fiscal 2004, we had purchased 45,100 outstanding shares under this program at an average price of $9.70, excluding commissions. The remaining 954,900 shares were purchased between January 2005 and June 2005 for approximately $11.5 million at an average market price of $11.93, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(13) STOCK OPTIONS, PERFORMANCE SHARES, COMMON SHARE REPURCHASES AND WARRANTS (continued)
     Warrants
     As part of our acquisition of four restaurants during fiscal year 1999, we issued 200,000 warrants which were set to expire in December 2004. All stock warrants had been exercised or redeemed prior to their expiration. During fiscal 2004, 10,000 of the warrants were exercised at a price of $6.00 per share and we redeemed the remainder of the warrants for approximately $197,000 which represents the difference between the original exercise price of the warrants and the closing market price of the Company’s stock on the date of the transactions. At December 28, 2003, there were approximately 95,000 of these stock warrants outstanding and exercisable at an average exercise price of $6.63 per share.
(14) INCOME TAXES
     At January 1, 2006, we had cumulative net operating loss carry-forwards of approximately $9.2 million for federal tax purposes and approximately $8.6 million for state, which will begin to expire in 2019 if not used. We also had cumulative tax credit carry-forwards of approximately $2.3 million which, if not used, will begin to expire in 2009.
     The following table summarizes the provision (benefit) for income taxes:

(in thousands)	2005	2004	2003
Current:
Federal	$157	$135	$—
State	495	342	—

	652	477	—

Deferred:
Federal	1,797	1,304	(1,598)
State	251	119	(180)

	2,048	1,423	(1,778)

Total tax provision	$2,700	$1,900	$(1,778)

     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal 2005, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, “Accounting for Income Taxes” by assessing the available positive and negative evidence surrounding its recoverability. We believe that the realization of the deferred tax asset is more likely than not based on our taxable income for fiscal 2005 and fiscal 2004 and based on the expectation that our Company will generate the necessary taxable income in future years.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(14) INCOME TAXES (continued)
     Our Company’s deferred tax assets (liabilities) were as follows at:

	January 1,	January 2,
(in thousands)	2006	2005
Current deferred tax assets (liabilities):
Net operating loss carry-forwards	$3,482	$3,170
Prepaids	(459)	(183)
Inventory	(348)	(337)
Other assets	445	692

Total current deferred tax assets	$3,120	$3,342

Long-term deferred tax assets (liabilities):
Tax credit carryovers	$2,253	$1,772
Net operating loss carry forwards	—	1,488
Property and equipment basis difference	258	1,221
Other	121	(23)

Total Long-term deferred tax assets	$2,632	$4,458

     Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2005	2004	2003
Federal statutory tax rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	4.3	4.0	(5.0)
Tax effect of permanent differences	2.5	3.4	3.6
Tax effect of tip credit	(5.2)	(6.2)	(6.1)
Other	2.4	—	3.5

Effective tax rate	38.0%	35.2%	(38.0)%

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(15) SUPPLEMENTAL CASH FLOWS INFORMATION

	Fiscal Year
(in thousands)	2005	2004	2003
Cash paid for interest	$1,698	$1,727	$1,786

Cash paid for taxes	$409	$14	$6

Non-cash investing and financing activities:
Reclassification of accounts receivable to other current assets	$508	$—	$—

Accrued property and equipment purchases	$447	$—	$284

Deferred tax asset related to tax benefit of stock options exercised	$244	$303	$443

Property, equipment and leasehold improvements purchased with notes payable	$—	$—	$1,600

Décor inventory reserve	$34	$—	$—

Non-cash exercise of warrants	$—	$144	$—

Reduction of accounts payable related to sale of land and building	$16	$—	$—

(16) RETIREMENT SAVINGS PLANS
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. During fiscal 2005, we matched 50.0% of the employee’s contribution up to 4.0% of their earnings. Employer matching contributions were approximately $148,000, $118,000, and $96,000 for fiscal years 2005, 2004 and 2003, respectively. There were no discretionary contributions to the plan during fiscal years 2005, 2004 and 2003.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above; and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. The Company matches 50.0% of the first 4.0% contributed and currently pays a declared interest rate of 8.0% on balances outstanding. The Board of Directors administers the plan and could change the rate or any other aspects of the plan at any time.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(16) RETIREMENT SAVINGS PLANS (continued)
     Deferral periods are capped at the earlier of termination of employment or not less than three calendar years following the end of the applicable Plan Year. Extensions of the deferral period for a minimum of five years are allowed provided the election is made at least one year before the first payment affected by the change. Payments can be in a lump sum or in equal payments over a two-, five- or ten-year period, plus interest from the commencement date.
     The Plan assets are kept in an unsecured account that has no trust fund. In the event of bankruptcy, any future payments would have no greater rights than that of an unsecured general creditor of the Company and they confer no legal rights for interest or claim on any assets of the Company. Benefits provided by the Plan are not insured by the Pension Benefit Guaranty Corporation (PBGC) under Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”), because the pension insurance provisions of ERISA do not apply to the Plan.
     For the plan year ended December 31, 2005, eligible participants contributed approximately $120,000 to the Plan and the Company provided matching funds and interest of approximately $22,000.
(17) SELECTED QUARTERLY DATA-UNAUDITED
     The following represents selected quarterly financial information for fiscal years 2005 and 2004 that is unaudited:

(in thousands, except per share data)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	$23,496	$22,647	$28,066	$25,404	$26,268	$25,967	$24,524	$25,307
Income from operations	$1,292	$1,284	$3,344	$2,112	$2,481	$2,582	$1,565	$1,387
Net income	$533	$527	$1,905	$996	$1,228	$1,270	$725	$705
Basic net income per common share	$0.05	$0.04	$0.18	$0.08	$0.12	$0.11	$0.07	$0.06
Diluted net income per common share	$0.05	$0.04	$0.17	$0.08	$0.11	$0.11	$0.07	$0.06
(18) LITIGATION
     In the normal course of business, the Company is involved in a number of litigation matters that are incidental to the operation of the business. These matters generally include, among other things, collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on its financial position or liquidity, but an adverse decision in more than one of the matters could be material to its consolidated results of operations.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(19) SUBSEQUENT EVENTS
     Acquisition of Florence, Kentucky Restaurant – On January 23, 2006, the Company acquired the assets comprising our Florence, Kentucky franchise-operated location from Best Que, LLC, the former franchise operator. The acquisition costs to date for the assets are approximately $973,000, which were comprised of a cash payment of $155,000 plus the forgiveness and cancellation of certain debts owed by the Seller to the Company and the expenditure of certain fees and expense including legal and other professional fees in connection with the sale. The acquisition was pursuant to an asset purchase agreement entered into on May 11, 2005, and amended on January 11, 2006. Because the franchisee/seller had previously filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, the purchase was contingent upon, among other things, the entry of a final and non-appealable order from the United States Bankruptcy Court for the Eastern District of Kentucky approving the sale. On January 20, 2006, a final and non-appealable approval order was entered by the Court authorizing the closing of the transaction. The restaurant is currently being marketed to potential franchisees, and will be operated as a company-owned property until the assets are sold to a new franchise operator. The acquisition costs will be accounted for as assets held for sale within property, equipment and leasehold improvements, net, in our consolidated balance sheet. Because of the potential for additional fees and costs to be incurred related to this transaction, the ultimate cost of acquisition could exceed the costs incurred to date.

Financial Statement Schedule
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(In thousands)		Additions	Deductions
			Credits to Costs
	Balance at	Charged to	and Expenses	Balance at
	Beginning of	Costs and	and other	End of
	Period	Expenses	accounts	Period
Year ended December 28, 2003:
Allowance for doubtful accounts	$125.0	$90.0	$(116.50)	$98.5

Year ended January 2, 2005:
Allowance for doubtful accounts	$98.5	$—	$(88.9)	$9.6

Year ended January 1, 2006:
Allowance for doubtful accounts	$9.6	$65.8	$(38.6)	$36.8

EXHIBITS

Exhibit No.	Description

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

10.2	Loan Agreement, dated as of January 21, 2000, by and between FFCA Acquisition Corporation and MinWood Partners, Inc., incorporated by reference from Exhibit 10.21 to Form 10-Q filed May 16, 2000

10.3	Master Lease, dated as of January 21, 2000, by and between MinWood Partners, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.22 to Form 10-Q filed May 16, 2000

10.4	Loan Agreement, dated as of August 4, 2000, by and between FFCA Funding Corporation and FDA Properties, Inc., incorporated by reference from Exhibit 10.13 to Form 10-K filed March 29, 2001

10.5	Master Lease, dated as of August 4, 2000, by and between FDA Properties, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.5 to Form 10-K filed March 29, 2001

10.6
Amendment No. 1 to Employment Agreement dated September 1, 2001 between Famous Dave’s of America, Inc. and Martin J. O’Dowd, incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 14, 2001

10.7	1995 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2002

10.8	1997 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.9	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.10	2005 Stock Incentive Plan

10.11	Executive Elective Deferred Stock Unit Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 11, 2004

EXHIBITS (continued)

Exhibit No.	Description

10.12
Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated January 28, 2005, incorporated by reference to Exhibit 10.15 to Form 10-K filed March 18, 2005

10.13	Employment Agreement dated February 25, 2005 by and between David Goronkin, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2005

10.14	Form of Amended and Restated 2004-2006 Performance Share Agreement and schedule of grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q filed May 13, 2005

10.15	Form of Amended and Restated 2005-2007 Performance Share Agreement and Schedule of grants under such form, incorporated by reference to Exhibits 10.3 and 10.4 to Form 10-Q filed May 13, 2005

10.16	Famous Dave’s of America, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed March 2, 2005

10.17	First Amended and Restated Non-Qualified Deferred Compensation Plan, dated February 25, 2005

10.18	Form of 2006-2008 Performance Share Agreement and schedule of grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 29, 2005

21.0	Subsidiaries of Famous Dave’s of America, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: March 17, 2006	By:	/s/ David Goronkin

David Goronkin
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 2006 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ David Goronkin David Goronkin	President, Chief Executive Officer, and Director (principal executive officer)

/s/ Diana Garvis Purcel Diana Garvis Purcel	Chief Financial Officer and Secretary (principal financial and accounting officer)

/s/ K. Jeffrey Dahlberg K. Jeffrey Dahlberg	Director

/s/ F. Lane Cardwell, Jr. F. Lane Cardwell, Jr.	Director

/s/ Mary L. Jeffries Mary L. Jeffries	Director

/s/ Richard L. Monfort Richard L. Monfort	Director

/s/ Dean A. Riesen	Director

Dean A. Riesen