Form 10-Q
period 2006-04-02
FAMOUS DAVES OF AMERICA INC
filed 2006-05-12
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates on July 1, 2005 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National MarketSM on July 1, 2005, was $99,388,502. As of May 8, 2006, 10,619,153 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 2, 2006 AND JANUARY 1, 2006
(in thousands, except share and per-share data)

	April 2,	January 1,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,427	$4,410
Restricted cash	2,053	1,221
Accounts receivable, net	2,686	2,843
Inventories	1,633	1,588
Deferred tax asset	2,699	3,120
Prepaid expenses and other current assets	1,379	2,312

Total current assets	16,877	15,494

Property, equipment and leasehold improvements, net	48,217	46,872

Other assets:
Notes receivable, less current portion	1,685	1,719
Deferred tax asset, less current portion	2,632	2,632
Other assets	871	881

	$70,282	$67,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$—
Current portion of long-term debt	434	422
Current portion of capital leases	—	16
Accounts payable	5,397	3,811
Accrued compensation and benefits	2,637	2,203
Other current liabilities	2,902	3,410

Total current liabilities	11,370	9,862

Long-term liabilities:
Long-term debt and capital leases, less current portion	11,315	11,430
Financing leases	4,500	4,500
Other liabilities	4,057	3,918

Total liabilities	31,242	29,710

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 10,609,000 and 10,599,000 shares issued and outstanding at April 2, 2006 and January 1, 2006, respectively	106	106
Additional paid-in capital	40,245	39,835
Accumulated deficit	(1,311)	(2,053)

Total shareholders’ equity	39,040	37,888

	$70,282	$67,598

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
APRIL 2, 2006 AND APRIL 3, 2005
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005

Revenue:
Restaurant sales, net	$23,216	$20,743
Franchise royalty revenue	3,140	2,143
Franchise fee revenue	562	395
Licensing and other revenue	170	215

Total revenue	27,088	23,496

Costs and expenses:
Food and beverage costs	7,005	6,349
Labor and benefits	7,187	6,293
Operating expenses	5,990	5,066
Depreciation and amortization	1,127	1,123
General and administrative	4,007	3,373
Pre-opening expenses	182	—
Loss on disposal	9	4

Total costs and expenses	25,507	22,208

Income from operations	1,581	1,288

Other income (expense):
Interest expense	(471)	(480)
Interest income	105	94
Other expense, net	(38)	(43)

Total other expense	(404)	(429)

Income before income taxes	1,177	859

Income tax provision	(435)	(326)

Net income	$742	$533

Basic and diluted net income per common share	$0.07	$0.05

Weighted average common shares outstanding — basic	10,606,000	11,329,000

Weighted average common shares outstanding — diluted	10,949,000	11,720,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
APRIL 2, 2006 AND APRIL 3, 2005
(in thousands)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005

Cash flows from operating activities:
Net income	$742	$533
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,127	1,123
Amortization of deferred financing costs	16	14
Loss on disposal of property	9	4
Deferred income taxes	421	236
Deferred rent	138	108
Stock-based compensation	371	206
Changes in operating assets and liabilities:
Restricted cash	(832)	(320)
Accounts receivable, net	157	205
Inventories	(45)	21
Prepaid expenses and other current assets	(54)	106
Accounts payable	1,586	(1,869)
Accrued compensation and benefits	427	(105)
Other current liabilities	(552)	731

Cash flows provided by operations	3,511	993

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,473)	(742)
Payments received on notes receivable	53	70

Cash flows used for investing activities	(1,420)	(672)

Cash flows from financing activities:
Payments for debt issuance costs	—	(85)
Payments on long-term debt and capital lease obligations	(120)	(156)
Proceeds from exercise of stock options	46	394
Repurchase of common stock	—	(4,970)

Cash flows used for financing activities	(74)	(4,817)

Increase (decrease) in cash and cash equivalents	2,017	(4,496)

Cash and cash equivalents, beginning of period	4,410	11,170

Cash and cash equivalents, end of period	$6,427	$6,674

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation
We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of April 2, 2006, there were 131 restaurants operating in 33 states, including 40 company-owned restaurants and 91 franchise-operated restaurants. An additional 197 franchise restaurants were committed to be developed through signed area development agreements at April 2, 2006.
We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of April 2, 2006 and January 1, 2006 and for the three-month periods ended April 2, 2006 and April 3, 2005. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2005 Form 10-K as filed with the SEC.
Certain reclassifications have been made to prior periods to conform to the current presentation. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, an amendment of SFAS No. 123 and 95, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, we have reclassified $709,000 of the prior year’s performance shares liability to Additional paid-in capital as of January 1, 2006.
Due to the seasonality of our business, revenue and operating results for the three months ended April 2, 2006 are not necessarily indicative of the results to be expected for the full year.

(2)	Net Income Per Common Share
Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options when dilutive.
Following is a reconciliation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended
	April 2,	April 3,
	2006	2005
Net income per common share — basic:
Net income	$742	$533
Weighted average shares outstanding	10,606	11,329
Net income per common share — basic	$0.07	$0.05

Net income per common share — diluted:
Net income	$742	$533
Weighted average shares outstanding	10,606	11,329
Dilutive impact of common stock equivalents outstanding	343	391

Adjusted weighted average shares outstanding	10,949	11,720
Net income per common share — diluted	$0.07	$0.05

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Net Income Per Common Share (continued)
All options outstanding as of April 2, 2006 and April 3, 2005 were used in the computation of diluted net income per common share.

(3)	Public Relations and Marketing Development Fund and Restricted Cash
We have a system-wide public relations and marketing fund. Company-owned restaurants, in addition to franchise-operated restaurants whose franchise agreements were signed after January 1, 2004, are required to contribute a percentage of sales, currently 1.0%, to the fund that will be used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the Public Relations and Marketing Fund. The assets held by this fund are considered restricted. Accordingly, the cash related to this fund is reflected as restricted cash and the liability is included in accounts payable on our Consolidated Balance Sheets as of April 2, 2006 and January 1, 2006. As of April 2, 2006 and January 1, 2006, we had approximately $1.5 million and $693,000 in this fund, respectively.
Restricted cash as of April 2, 2006 and January 1, 2006, consists of the remaining balance of cash payments received from franchise-operated and company-owned restaurants for the Public Relations and Marketing Development Fund. It also includes funding related to a letter of credit as required by our self-funded insurance programs. The letter of credit was established as of July 1, 2005, and is funded by a restricted interest-bearing cash account in the amount of approximately $526,000 and $528,000 at April 2, 2006 and January 1, 2006, respectively.

(4)	Credit Facility
On January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate plus 2.0% (9.75% at April 2, 2006 and 7.25% at January 1, 2006). Unused portions of the facility are subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of April 2, 2006 or January 1, 2006.
The credit agreement is available for general working capital purposes and for the repurchase of shares under a board-approved share repurchase program. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property.
The credit agreement contains customary affirmative and negative covenants including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company among others. The credit agreement also includes various financial covenants. We were in compliance with all covenants under this credit facility agreement as of April 2, 2006 and January 1, 2006.

(5)	Stock-Based Compensation
SFAS No. 123R Impact
On January 2, 2006, we adopted the provisions of SFAS No. 123R, which requires us to recognize compensation cost for share-based awards granted to employees based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options as reflected in our Consolidated Statement of Operations is included in general and administrative expense for the three months ending April 2, 2006 and April 3, 2005, and was approximately $152,000 ($96,000 net of tax), and $0,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Stock-Based Compensation (continued)

respectively.
As a result of the adoption of SFAS No. 123R, our income from operations, net income and basic and diluted net income per common share for the three months ending April 2, 2006 were lower by $152,000, $96,000 and $0.01, respectively. As of April 2, 2006, approximately $722,000 of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a period of approximately 3.5 years.
Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation awards using the intrinsic value method under APB No. 25. Accordingly, we did not recognize compensation expense in our Consolidated Statements of Operations for options that were granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 123, we provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.
We have elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. These awards of stock options qualify for equity-based treatment under SFAS No. 123R. Additionally, we will recognize compensation cost for the portion of awards that are outstanding as of January 1, 2006 for which the requisite service has not been rendered (unvested awards) as the remaining service is rendered. The compensation cost that we will record for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123. We will use the Black-Scholes option pricing model to value all future option grants, if any.
Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. SFAS No. 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows.
We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations. Under the Plans, an aggregate of approximately 469,938 shares of our Company’s common stock remained available for issuance at April 2, 2006. In general, the stock options we have issued under the Plans vest over a period of five years and expire ten years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, but will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Stock-Based Compensation (continued)
Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of	Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2006	900	$5.14
Granted	—	—
Exercised	(10)	4.07
Canceled or expired	(23)	7.37

Outstanding at April 2, 2006	867	$5.10

Options exercisable at April 2, 2006	555	$4.67

The following table summarizes information about stock options outstanding at April 2, 2006:
(number outstanding and number exercisable in thousands)

Options
	Total outstanding			Exercisable
		Weighted-average	Weighted-		Weighted-
Exercise	Number	remaining	average	Number	average
prices	outstanding	contractual life	exercise price	exercisable	exercise price

$2.00 - $2.63	70	2.85 years	$2.33	70	$2.33

$3.09 - $4.18	344	6.43 years	$3.91	267	$3.89

$4.82 - $6.72	393	7.64 years	$5.98	183	$6.02

$7.54 - $10.98	60	5.56 years	$9.29	35	$8.10

$2.00 - $10.98	867	6.63 years	$5.10	555	$4.67

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Stock-Based Compensation (continued)
The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the three-month period ended April 3, 2005:
(in thousands, except per share data)

Three Months
Ended
April 3, 2005
Net income as reported	$533
Less: Compensation expense determined under the fair value method, net of tax	(147)

Pro forma net income	$386

Net income per common share:

Basic EPS as reported	$0.05
Basic EPS pro forma	$0.03

Diluted EPS as reported	$0.05
Diluted EPS pro forma	$0.03

There were no options granted during the first quarter of fiscal 2006 or fiscal 2005.
Performance Shares
We have a program under which management and certain director-level employees may be granted performance shares under the 1997 Employee Stock Option Plan and the 2005 Stock Incentive Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants are contingent upon the Company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant. Upon achieving the minimum percentage, and provided that the recipient remains an employee during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is equal to the percentage of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.
No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with this program, we recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statement of operations throughout the performance period.
We currently have three performance share programs in progress. All of these performance share awards qualify for equity-based treatment under SFAS No. 123R. On February 18, 2004 our Board of Directors awarded 33,500 (subsequently reduced to 31,000 due to an employee’s departure) performance share grants to eligible employees for the fiscal 2004-fiscal 2006 timeframe. On February 25, 2005, our Board of Directors awarded 134,920 (subsequently reduced to 126,013 due to an employee’s departure) performance share grants to eligible employees for the fiscal 2005-fiscal 2007 timeframe.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Stock-Based Compensation (continued)
We recognized approximately $16,000 and $35,000, respectively, of compensation expense in our Consolidated Statement of Operations for the first quarter of fiscal 2006 and fiscal 2005, respectively, related to the fiscal 2004-fiscal 2006 program.
We recognized approximately $119,000 and $142,000, respectively, of compensation expense in our Consolidated Statement of Operations for the first quarter of fiscal 2006 and fiscal 2005, respectively, related to the fiscal 2005-fiscal 2007 program.
On December 29, 2005, our Board of Directors awarded 83,200 performance share grants to eligible employees for the fiscal 2006-fiscal 2008 timeframe. We recognized approximately $78,000 of compensation expense in our Consolidated Statement of Operations for the first quarter of fiscal 2006, related to the fiscal 2006-fiscal 2008 program.
Deferred Stock Unit Plan
We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their bonus compensation for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the bonuses are approved by the Board of Directors. With the implementation of SFAS No. 123R, this plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases.
On February 25, 2005, several of our executives elected to defer a portion of their 2004 bonuses, totaling approximately $77,000 (of which $25,000 had been subsequently paid out), in accordance with the Deferred Stock Unit Plan discussed above. As a result of the increase in the share price of our common stock during the first quarter of fiscal 2006 and 2005, we have recognized approximately $6,000 and $15,000, respectively, of compensation expense in our Consolidated Statement of Operations for the first quarter ended April 2, 2006 and April 3, 2005, respectively, as related to this plan.
On February 22, 2006, several of our executives elected to defer a portion of their 2005 bonuses, totaling approximately $56,000, in accordance with the Deferred Stock Unit Plan discussed above. As a result of the negligible decrease in the share price of our common stock during the first quarter of 2006, we did not recognize any income in our Consolidated Statement of Operations for the first quarter ended April 2, 2006, related to these deferrals.

(6)	Retirement Savings Plans
401(k) Plan
We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. We match 50.0% of the employee’s contribution up to 4.0% of their earnings. Employer matching contributions were approximately $38,000 and $35,000 for the first quarter of fiscal years 2006 and 2005, respectively. There were no discretionary contributions to the plan during the first quarter of fiscal years 2006 or 2005.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Retirement Savings Plans (continued)
Non-Qualified Deferred Compensation Plan
We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. The Company matches 50.0% of the first 4.0% contributed and currently pays a declared interest rate of 8.0% on balances outstanding. The Board of Directors administers the plan and could change the rate or any other aspects of the plan at any time.
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
For the quarter ended April 2, 2006, eligible participants contributed approximately $69,000 to the Plan, and the Company provided matching funds and interest of approximately $13,000. There were no contributions during the quarter ended April 3, 2005.

(7)	Common Share Repurchases
On November 2, 2004, our Board of Directors authorized a share repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time-to-time in both the open market or through privately negotiated transactions. As of April 3, 2005, we had repurchased 407,700 outstanding shares under this program at an average market price of $13.24, excluding commissions. During the first quarter of fiscal 2005, we repurchased 362,600 outstanding shares under this program at an average market price of $13.68, excluding commissions. We completed this repurchase plan during the second quarter of fiscal 2005. We were not under any share repurchase program during the first quarter of fiscal 2006.

(8)	Acquisition of Florence, Kentucky Restaurant
On January 23, 2006, we acquired the assets comprising our Florence, Kentucky franchise-operated location from Best Que, LLC, the former franchise operator. The acquisition costs were approximately $975,000, which were comprised of a cash payment of $155,000 plus the forgiveness and cancellation of certain debts owed by the Seller to the Company and the expenditure of certain fees and expenses including legal and other professional fees in connection with the sale. The acquisition was pursuant to an asset purchase agreement entered into on May 11, 2005, and amended on January 11, 2006. Because the franchisee/seller had previously filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, the purchase was contingent upon, among other things, the entry of a final and non-appealable order from the United States Bankruptcy Court for the Eastern District of Kentucky approving the sale. On January 20, 2006, a final and non-appealable approval order was entered by the Court authorizing the closing of the transaction. The restaurant is

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	Acquisition of Florence, Kentucky Restaurant (continued)
currently being marketed to potential franchisees, and will be operated as a company-owned property until the assets are sold to a new franchise operator. The acquisition costs are reflected as assets held for sale within property, equipment and leasehold improvements, net, in our Consolidated Balance Sheet as of April 2, 2006. As of January 1, 2006, these assets were classified within other current assets in our Consolidated Balance Sheet.

(9)	Supplemental Cash Flow Information

	Three Months Ended
	April 2,	April 3,
	2006	2005

Cash paid for interest	$433	$516

Cash paid for taxes	$205	$206

Non-cash investing and financing activities:

Reclassification of other current assets to assets held for sale	$963	$—

Reclassification of accounts receivable to other current assets	$—	$508

Accrue property and equipment purchases	$46	$88

Deferred tax asset related to tax benefit of stock options exercised	$7	$40

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of April 2, 2006, there were 131 Famous Dave’s restaurants operating in 33 states, including 40 company-owned restaurants and 91 franchise-operated restaurants. An additional 197 franchise restaurants were in various stages of development as of April 2, 2006.
Fiscal Year
Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Fiscal 2006, which ends on December 31, 2006, will consist of 52 weeks.
Revenue
Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure the territory consists of a non-refundable payment equal to $10,000 per restaurant upon the signing of the area development agreement. Since the earnings process is completed with the signing of this agreement, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred, as related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our services. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, most new franchises pay us a royalty of 5% of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, seasonings, rubs and marinades. Other revenue includes opening assistance and training we provide to our franchise partners. Costs and expenses associated with these services are included in general and administrative expense. Comparable sales represent net sales for restaurants open year-round for 18 months or more.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative Expenses
General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, employee benefits, legal fees, consulting fees, travel, rent and general insurance are major items in this category. We also provide franchise services, which are included in other revenue and the expenses are included in general and administrative costs.
The following table presents items in our Consolidated Statements of Operations as a percentage of total revenue or net restaurant sales, as indicated, for the following periods(3):
FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
OPERATING RESULTS
(unaudited)

	Three Months Ended
	April 2,	April 3,
	2006	2005
Food and beverage costs (1)	30.2%	30.6%
Labor and benefits (1)	31.0%	30.3%
Operating expenses (1)	25.8%	24.4%
Depreciation & amortization (restaurant level) (1)	4.4%	5.0%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%
General and administrative (2)	14.8%	14.4%
Pre-opening expenses & loss on disposal (1)	0.8%	—

Total costs and expenses (2)	94.2%	94.5%
Income from operations (2)	5.8%	5.5%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted to a loss of $16,000 and $19,000 for the first quarter of 2006 and 2005, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque and builds brand awareness.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 1, 2006.
Total Revenue
Total revenue of approximately $27.1 million for the first quarter of fiscal 2006 increased approximately $3.6 million or 15.3% over revenue of approximately $23.5 million for the comparable quarter in fiscal 2005.
Restaurant Sales
Restaurant sales for the first quarter of 2006 were $23.2 million compared to $20.7 million for the same period in 2005, reflecting a 11.9% increase. This increase is the result of a comparable sales increase of 5.6%, in addition to the opening of a new corporate restaurant in Chantilly, Virginia and the acquisition of a restaurant in Florence, Kentucky.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Franchise-Related Revenue
Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was $3.7 million for the first quarter of 2006, representing a 45.9% increase over the comparable period of 2005, primarily reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 46.5% reflecting the 24 franchise restaurants that opened in fiscal 2005 in addition to the six new franchise restaurants opened in the first quarter of fiscal 2006. There were 91 franchise-operated restaurants opened at April 2, 2006 compared to 71 at April 3, 2005.
Licensing and Other Revenue
Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2006, the licensing royalty revenue was $60,000 compared to $77,000 for the comparable period of fiscal 2005. Other revenue for the fiscal 2006 first quarter was approximately $111,000, compared to $138,000 for the comparable prior year quarter. The amount of other revenue is expected to grow based on the level of opening assistance we may be required to provide during the remaining 19-24 franchised openings planned during 2006.
Same Store Net Sales
It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2006 increased approximately 5.6%, compared to fiscal 2005’s first quarter increase of approximately 1.1%. For the first quarter of 2006 and 2005, there were 38 restaurants included in the company-owned base. Our same store net sales’ results reflect the shift in the Easter holiday from the second quarter in 2005 to the first quarter in 2006, which had an approximate 1.0% favorable impact on comparable sales results in 2006, in addition to weighted average price increases of approximately 1.5%.
Same store net sales for franchise-operated restaurants for the first quarter of 2006 decreased 1.6%, compared to a decrease of 1.9% for the first quarter of fiscal 2005. For the first quarter of 2006 and 2005, there were 51 and 38 restaurants, respectively, included in the franchise-operated comparable sales base.
Average Weekly Net Sales and Operating Weeks
The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarters of fiscal 2006 and fiscal 2005:

	Three Months Ended
	April 2,	April 3,
	2006	2005
Company-Owned	$44,953	$41,960
Full-Service	$46,671	$43,257
Counter-Service	$35,323	$36,215
Franchise-Operated	$57,781	$51,929

Company-Owned Operating Weeks	515	494
Franchise-Operated Operating Weeks	1,109	861

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Food and Beverage Costs
Food and beverage costs for the first three months of fiscal 2006 were approximately $7.0 million or 30.2% of net restaurant sales, compared to approximately $6.3 million or 30.6% of net restaurant sales for the first three months of fiscal 2005.
Results reflect the impact of weighted-average price increases of approximately 1.5% in addition to our ability to leverage our menu and offset higher food costs through favorable contract pricing and usage of our Limited-Time Offerings (LTO’s). As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 10.0% and 11.0% for the first quarter of 2006 and 2005, respectively. Building the bar continues to be a focus for us, however, we have determined that we are limited in our ability to “grow the bar” in the majority of our locations due to the fact that these locations have little to no designated bar, and some restaurants only have beer and wine. We are encouraged by the prospects of growing this business on a go-forward basis, as our recent franchise openings have achieved rates in the mid-teens for their adult beverage sales as a percentage of dine-in sales.
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
Labor and Benefits
Labor and benefits at the restaurant level for the three months ended April 2, 2006 were approximately $7.2 million or 31.0% of net restaurant sales, compared to approximately $6.3 million or 30.3% of net restaurant sales for the three months ended April 3, 2005. The increase in labor and benefits primarily reflects the initial training phase at our new corporate restaurant in Chantilly, Virginia that opened in January 2006, which is expected to level off over the next quarter. During fiscal 2006, we are expecting labor and benefits as a percentage of net restaurant sales to remain relatively flat to fiscal 2005 levels.
Operating Expenses
Operating expenses for the first quarter of fiscal 2006, were approximately $6.0 million or 25.8% of net restaurant sales, compared to operating expenses of approximately $5.1 million or 24.4% of net restaurant sales for the first quarter of fiscal 2005. The increase in fiscal 2006 restaurant level operating expenses as a percentage of restaurant sales is primarily due to increased advertising costs, increased utilities costs, as well as increased supplies expense from catering and “TO GO” sales. During fiscal 2006, operating expenses as a percentage of net restaurant sales are expected to increase slightly from the percentage in fiscal 2005, primarily due to higher expenses related to the cost categories noted above.
Depreciation and Amortization
Depreciation and amortization expense for the first quarter of 2006 was approximately $1.1 million or 4.2% of total revenue, essentially flat in dollars to depreciation and amortization expense for the first quarter of 2005. During fiscal 2006, depreciation and amortization is expected to increase from fiscal 2005 levels due to capital expenditures for new company-owned restaurants and other investments.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pre-opening Expenses
Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. The majority of our pre-opening expenses are related to our new Chantilly, Virginia restaurant which opened in early 2006 and another restaurant to be opened later in 2006. We had pre-opening expenses of $132,000 in the first quarter of 2006 and $84,000 in the fourth quarter of 2005, for a total of $216,000 related to the Chantilly restaurant. We also had pre-opening rent expense of $42,000 related to our Waldorf, Maryland restaurant, which is currently under construction. We had no pre-opening expenses in the first quarter of 2005. We plan to open up to two additional company-owned restaurants in fiscal 2006 with pre-opening costs estimated to be approximately $175,000 to $250,000 per restaurant, depending on the level of pre-opening rent costs.
General and Administrative Expenses
General and administrative expenses for the first quarter of 2006 were approximately $4.0 million or 14.8% of total revenue, compared to approximately $3.4 million or 14.4% of total revenue for the first quarter of 2005. The increase in general and administrative expenses year over year reflects an increase in infrastructure to support our growth, in addition to expenses related to the implementation of SFAS No. 123R for stock option expense and for other stock-based compensation programs. General and administrative expenses as a percent of total revenue, excluding stock based compensation, were 13.4% for the first quarter of 2006 and 13.5% for the first quarter of 2005. On an annual basis for fiscal 2006, we expect general and administrative expenses to increase approximately 150-200 basis points as a percentage of total revenue as a result of the increased cost of the performance share program, the adoption of SFAS No. 123R, and as a result of the services we expect to provide to the remaining 19-24 expected 2006 franchise-operated restaurant openings.
Interest Expense
Interest expense was approximately $471,000 or 1.7% of total revenue for the first three months of 2006, compared to approximately $480,000 or 2.0% of total revenue for the comparable first three months of 2005. This line item represents interest expense from capital lease obligations, notes payable, financing lease obligations and a rate of 8.0% on deferrals made under our non-qualified deferred compensation plan. For fiscal 2006, we expect interest expense to remain relatively flat to fiscal 2005 levels.
Interest Income
Interest income was approximately $105,000 and $94,000 for the first three months of 2006 and 2005, respectively. We expect interest income to remain relatively flat to fiscal 2005 levels.
Other Expense, net
During the first quarter of 2006, we recorded other expense, net, of approximately $38,000, which compares to other expense, net, of approximately $43,000 for the first quarter of 2005.
Income Tax Provision
For the first quarter of 2006, we recorded an estimated provision for income taxes of $435,000, or 37% of income before taxes, compared to a tax provision of $326,000, or 38% of income before taxes, for the first quarter of 2005. We estimate a tax provision of 37% for fiscal 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basic and Diluted Net Income Per Common Share
Net income for the three months ended April 2, 2006 was approximately $742,000 or $0.07 per basic and diluted share on approximately 10,606,000 weighted average basic shares outstanding and 10,949,000 weighted average diluted shares outstanding, as compared to net income of approximately $533,000 or $0.05 per basic and diluted share on approximately 11,329,000 weighted average basic shares outstanding and 11,720,000 weighted average diluted shares outstanding for the three months ended April 3, 2005.
Financial Condition, Liquidity and Capital Resources
During the first quarter of 2006, our balance of cash and cash equivalents was approximately $6.4 million, an increase of approximately $2.0 million from the fiscal 2005 year-end balance of approximately $4.4 million.
Our quick ratio, which measures our immediate short-term liquidity, was 0.95 at April 2, 2006 and 0.76 at January 1, 2006. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to an increase in our cash balances.
Net cash provided by operations for the first quarter of 2006 was approximately $3.5 million. Cash generated in fiscal 2006 was primarily from an increase in accounts payable of $1.6 million, depreciation and amortization of approximately $1.1 million, net income of approximately $742,000, an increase in accrued compensation and benefits of approximately $427,000, the utilization of our deferred tax asset of approximately $421,000, an increase in stock-based compensation of approximately $371,000, a decrease in accounts receivable of approximately $157,000, and an increase in deferred rent of approximately $138,000 due to our new corporate office and Chantilly, Virginia restaurant. These increases were partially offset by an approximate $832,000 increase in restricted cash and an increase in other current liabilities of approximately $552,000.
Net cash provided by operations for the first quarter of 2005 was approximately $1.0 million. This was largely due to depreciation of approximately $1.1 million, an increase of approximately $731,000 in other current liabilities, net income of approximately $533,000, a $320,000 restricted cash increase, an approximate $205,000 decrease in accounts receivable, and a decrease of approximately $106,000 in prepaids and other current assets, offset by a decrease in accounts payable of approximately $1.9 million due to the timing of quarter-end.
Net cash used for investing activities for the first quarter was approximately $1.4 million in fiscal 2006 and $672,000 in fiscal 2005. In fiscal 2006, we used approximately $1.5 million primarily for capital expenditures related to the construction of our new restaurants. Net cash used for investing activities for the first quarter of 2005 reflects capital expenditures of approximately $742,000 partially offset by payments received of approximately $70,000 on notes receivable. In fiscal 2006, we expect capital expenditures to be approximately $10.0 to $12.0 million, which will consist of up to three new ground-up corporate restaurants, a new labor-scheduling and back-of-the-house management system, reimages and remodels of existing restaurants and normal capital expenditures for existing restaurants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash used for financing activities was approximately $74,000 in the first quarter of 2006 and $4.8 million in fiscal 2005. In 2006, we made debt payments of $120,000, partially offset by proceeds from stock options exercised of approximately $46,000. The use of cash during the first three months of fiscal 2005 was primarily due to the share repurchase program where approximately 363,000 shares were repurchased for approximately $5.0 million. This use of cash was partially offset by approximately $394,000 in proceeds from the exercise of stock options. Additionally, there were payments on long-term debt and capital lease obligations of approximately $156,000 and payments of approximately $85,000 for debt issuance costs related to new credit line financing.
On January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate plus 2.0% (9.75% at April 2, 2006 and 7.25% at January 1, 2006). Unused portions of the facility are subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of April 2, 2006 or January 1, 2006.
The credit agreement is available for general working capital purposes and for the repurchase of shares under a board-approved share repurchase program. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property.
The credit agreement contains customary affirmative and negative covenants including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company among others. The credit agreement also includes various financial covenants. We were in compliance with all covenants under this credit facility agreement as of April 2, 2006 and January 1, 2006.
We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility. We expect capital expenditures of approximately $10.0 to $12.0 million in 2006 for the construction of up to three ground-up new restaurants, corporate infrastructure, and normal capital items for existing restaurants.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
See Notes 8, 9 and 10 to our Consolidated Financial Statements in our Annual Report on Form 10-K for details of our contractual obligations.
Critical Accounting Policies
Our significant accounting policies are described in Note One to the consolidated financial statements included in our annual report for the year ended January 1, 2006. The accounting policies used in preparing our interim 2006 consolidated financial statements are the same as those described in our annual report.

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
Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of April 2, 2006 was approximately $15.8 million, including financing lease obligations. Of the outstanding long-term debt, approximately $1.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. On January 28, 2005, we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of $10.0 million. Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate plus 2.00% (9.75% at April 2, 2006 and 7.25% at January 1, 2006).
        .
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
There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the end of the periods covered by this report.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial position and results of operations. Currently, there are no significant legal matters pending.
Item 6. EXHIBITS

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: May 12, 2006	By:	/s/ David Goronkin

David Goronkin
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 12, 2006		/s/ Diana Garvis Purcel

Diana Garvis Purcel
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)