Form 10-Q
period 2006-07-02
FAMOUS DAVES OF AMERICA INC
filed 2006-08-11
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2006

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2006 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on June 30, 2006, was $132,998,697. As of August 9, 2006, 10,470,262 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 2, 2006 AND JANUARY 1, 2006
(in thousands, except share and per-share data)

	July 2,	January 1,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,503	$4,410
Restricted cash	1,535	1,221
Accounts receivable, net	2,659	2,843
Inventories	1,770	1,588
Deferred tax asset	1,987	3,120
Prepaid expenses and other current assets	1,274	2,312

Total current assets	12,728	15,494

Property, equipment and leasehold improvements, net	49,133	46,872

Other assets:
Notes receivable, less current portion	1,633	1,719
Deferred tax asset, less current portion	2,632	2,632
Other assets	688	881

	$66,814	$67,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$—
Current portion of long-term debt and capital leases	328	438
Accounts payable	4,902	3,811
Accrued compensation and benefits	2,383	2,203
Other current liabilities	3,512	3,410

Total current liabilities	11,125	9,862

Long-term liabilities:
Long-term debt and capital leases, less current portion	8,375	11,430
Financing leases	4,500	4,500
Other liabilities	4,197	3,918

Total liabilities	28,197	29,710

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 10,484,000 and 10,599,000 shares issued and outstanding at July 2, 2006 and January 1, 2006, respectively	105	106
Additional paid-in capital	38,299	39,835
Retained earnings (accumulated deficit)	213	(2,053)

Total shareholders’ equity	38,617	37,888

	$66,814	$67,598

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
JULY 2, 2006 AND JULY 3, 2005
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Revenue:
Restaurant sales, net	$26,472	$24,468	$49,688	$45,211
Franchise royalty revenue	3,570	2,769	6,710	4,912
Franchise fee revenue	404	380	966	775
Licensing and other revenue	294	449	464	664

Total revenue	30,740	28,066	57,828	51,562

Costs and expenses:
Food and beverage costs	8,032	7,510	15,036	13,859
Labor and benefits	7,377	6,792	14,564	13,085
Operating expenses	6,639	5,859	12,629	10,925
Depreciation and amortization	1,063	1,091	2,190	2,214
General and administrative	3,687	3,470	7,695	6,843
Asset impairment	784	—	784	—
Pre-opening expenses	217	—	399	—
Loss on disposal	5	4	14	6

Total costs and expenses	27,804	24,726	53,311	46,932

Income from operations	2,936	3,340	4,517	4,630

Other income (expense):
Loss on early extinguishment of debt	(148)	—	(148)	—
Interest expense	(461)	(473)	(932)	(953)
Interest income	90	57	195	151
Other (expense) income, net	(8)	47	(46)	2

Total other expense	(527)	(369)	(931)	(800)

Income before income taxes	2,409	2,971	3,586	3,830

Income tax provision	(885)	(1,127)	(1,320)	(1,453)

Net income	$1,524	$1,844	$2,266	$2,377

Basic and diluted net income per common share	$0.14	$0.17	$0.21	$0.21

Weighted average common shares outstanding - basic	10,573,000	10,831,000	10,590,000	11,080,000

Weighted average common shares outstanding - diluted	10,935,000	11,163,000	10,942,000	11,444,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
JULY 2, 2006 AND JULY 3, 2005
(in thousands)
(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2006	2005
Cash flows from operating activities:
Net income	$2,266	$2,377
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,190	2,214
Amortization of deferred financing costs	32	30
Loss on early extinguishment of debt	148	—
Loss on disposal of property	14	7
Asset impairment	784	—
Deferred income taxes	1,133	1,375
Deferred rent	278	215
Stock-based compensation	692	209
Changes in operating assets and liabilities:
Restricted cash	(314)	(975)
Accounts receivable, net	14	(684)
Inventories	(182)	(58)
Prepaid expenses and other current assets	262	512
Accounts payable	1,091	(536)
Accrued compensation and benefits	171	105
Other current liabilities	(599)	(273)

Cash flows provided by operations	7,980	4,518

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(3,587)	(1,645)
Payments received on notes receivable	109	123

Cash flows used for investing activities	(3,478)	(1,522)

Cash flows from financing activities:
Payments for debt issuance costs	(25)	(85)
Payments on long-term debt and capital lease obligations	(3,165)	(276)
Proceeds from exercise of stock options	135	474
Repurchase of common stock	(2,354)	(11,529)

Cash flows used for financing activities	(5,409)	(11,416)

Decrease in cash and cash equivalents	(907)	(8,420)

Cash and cash equivalents, beginning of period	4,410	11,170

Cash and cash equivalents, end of period	$3,503	$2,750

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of July 2, 2006, there were 136 restaurants operating in 34 states, including 41 company-owned restaurants and 95 franchise-operated restaurants. An additional 189 franchise restaurants were committed to be developed through signed area development agreements at July 2, 2006.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of July 2, 2006 and January 1, 2006 and for the three and six month periods ended July 2, 2006 and July 3, 2005. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2005 Form 10-K as filed with the SEC.
     Certain reclassifications have been made to prior periods to conform to the current presentation. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, an amendment of SFAS No. 123 and 95, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, we have reclassified $709,000 of the prior year’s performance shares liability to additional paid-in capital as of January 2, 2006.
     Due to the seasonality of our business, revenue and operating results for the three and six months ended July 2, 2006 are not necessarily indicative of the results to be expected for the full year.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) Net Income Per Common Share (continued)
          Following is a reconciliation of basic and diluted net income per common share:

	Three Months		Six Months
(in thousands, except per-share data)	Ended		Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Net income per common share – basic:
Net income	$1,524	$1,844	$2,266	$2,377
Weighted average shares outstanding	10,573	10,831	10,590	11,080
Net income per common share – basic	$0.14	$0.17	$0.21	$0.21

Net income per common share – diluted:
Net income	$1,524	$1,844	$2,266	$2,377
Weighted average shares outstanding	10,573	10,831	10,590	11,080
Dilutive impact of common stock equivalents outstanding	362	332	352	364

Adjusted weighted average shares outstanding	10,935	11,163	10,942	11,444

Net income per common share – diluted	$0.14	$0.17	$0.21	$0.21

          All options outstanding as of July 2, 2006 and July 3, 2005 were used in the computation of diluted earnings per common share.
(3) Public Relations and Marketing Development Fund and Restricted Cash
          We have a system-wide public relations and marketing fund. Company-owned restaurants, in addition to franchise-operated restaurants whose franchise agreements were signed after January 1, 2004, are required to contribute a percentage of sales, currently 1.0%, to the fund that is used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the Public Relations and Marketing Fund. The assets held by this fund are considered restricted. Accordingly, the cash related to this fund is reflected as restricted cash and the liability is included in accounts payable on our Consolidated Balance Sheets as of July 2, 2006 and January 1, 2006. As of July 2, 2006 and January 1, 2006, we had approximately $1.0 million and $693,000 in this fund, respectively.
          Restricted cash as of July 2, 2006 and January 1, 2006, consists of the remaining balance of cash payments received from franchise-operated and company-owned restaurants for the Public Relations and Marketing Development Fund. It also includes funding related to a letter of credit as required by our self-funded insurance programs. The letter of credit was established as of July 1, 2005, and is funded by a restricted interest-bearing cash account in the amount of approximately $528,000 at both July 2, 2006 and January 1, 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Credit Facility
     On January 28, 2005 we entered into a five-year credit agreement with Wells Fargo Bank, National Association, as administrative agent and lender, which provides us with a revolving credit facility of up to $10.0 million. Principal amounts outstanding under the facility bear interest either at an adjusted Eurodollar rate plus 3.50% or Wells Fargo’s prime rate plus 2.0% (10.25% at July 2, 2006 and 7.25% at January 1, 2006). Unused portions of the facility are subject to an unused facility fee equal to 0.5% of the unused portion. We had no borrowings under this agreement as of July 2, 2006 or January 1, 2006.
     The credit agreement is available for general working capital purposes and for the repurchase of shares under a board-approved share repurchase program. Under the credit agreement, we granted Wells Fargo a security interest in all of our current and future personal property.
     The credit agreement contains customary affirmative and negative covenants including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company among others. The credit agreement also includes various financial covenants. We were in compliance with all covenants under this credit facility agreement as of July 2, 2006 and January 1, 2006. See footnote (13), “Subsequent Events,” for a discussion of our recently Amended and Restated Credit Agreement.
(5) Stock-Based Compensation
     SFAS No. 123R Impact
     On January 2, 2006, we adopted the provisions of SFAS No. 123R, which requires us to recognize compensation cost for share-based awards granted to employees based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options as reflected in our Consolidated Statements of Operations is included in general and administrative expenses. For the three months ended July 2, 2006 and July 3, 2005, compensation cost for unvested stock options was approximately $64,000 (approximately $40,000 net of tax), and $0, respectively. For the six months ending July 2, 2006 and July 3, 2005, compensation cost for unvested stock options was approximately $216,000 (approximately $136,000 net of tax), and $0, respectively.
     As a result of the adoption of SFAS No. 123R, our income from operations, net income and basic and diluted net income per common share for the three months ended July 2, 2006 were lower by $64,000, $40,000 and $0, respectively. Our income from operations, net income and basic and diluted net income per common share for the six months ended July 2, 2006 were lower by $216,000, $136,000 and $0.01, respectively. As of July 2, 2006, we had approximately $611,000 of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a period of approximately 3.5 years.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Stock-Based Compensation (continued)
Additionally, we recognize compensation cost for the portion of awards that is outstanding as of each period end for which the requisite service has not been rendered (unvested awards) as the remaining service is rendered. The compensation cost that we record for these awards is based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123. We use the Black-Scholes option pricing model to value all option grants, if any.
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
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations. Under the Plans, an aggregate of approximately 481,000 shares of our Company’s common stock remained available for issuance at July 2, 2006. In general, the stock options we have issued under the Plans vest over a period of three to five years and expire ten years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, but will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.
     Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of	Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2006	900	$5.14
Granted	—	—
Exercised	(10)	4.07
Canceled or expired	(23)	7.37

Outstanding at April 2, 2006	867	$5.10

Granted	—	$—
Exercised	(15)	3.32
Canceled or expired	(20)	4.65

Outstanding at July 2, 2006	832	$5.14

Options Exercisable at July 2, 2006	574	$5.01

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5)	Stock-Based Compensation (continued)

The following table summarizes information about stock options outstanding at July 2, 2006:

(number outstanding and number exercisable in thousands)

	Options
	Total outstanding			Exercisable
		Weighted-average	Weighted-		Weighted-
Exercise	Number	remaining	average	Number	average
prices	outstanding	contractual life	exercise price	exercisable	exercise price

$2.00 - $2.63	61	2.74 years	$2.31	61	$2.31

$3.09 - $4.18	330	6.20 years	$3.94	264	$3.90

$4.82 - $6.72	381	7.39 years	$5.97	189	$6.04

$8.06 - $10.98	60	5.32 years	$9.29	60	$9.29

$2.00 - $10.98	832	6.43 years	$5.14	574	$5.01

     The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended July 2, 2006 and July 3, 2005, was $184,000 and $98,000, respectively.
     As of July 2, 2006, the aggregate intrinsic value of options outstanding was $6.8 million and the aggregate intrinsic value of options exercisable was $4.8 million.
     The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the three and six months ended July 3, 2005:

(in thousands, except per share data)

	Three Months	Six Months
	Ended	Ended
	July 3, 2005	July 3, 2005
Net income as reported	$1,844	$2,377
Less: Compensation expense determined under the fair value method, net of tax	(164)	(311)

Pro forma net income	$1,680	$2,066

Net income per common share:

Basic EPS as reported	$0.17	$0.21
Basic EPS pro forma	$0.16	$0.19

Diluted EPS as reported	$0.17	$0.21
Diluted EPS pro forma	$0.15	$0.18

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Stock-Based Compensation (continued)
     There were no options granted during the three and six months ended July 2, 2006 or July 3, 2005 respectively.
     Performance Shares
     We have a program under which management and certain director-level employees may be granted performance shares under the 1997 Employee Stock Option Plan and the 2005 Stock Incentive Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants is contingent upon the Company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant. Upon achieving the minimum percentage, and provided that the recipient remains an employee during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is equal to the percentage of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.
     No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with this program, we recognize as compensation expense, the value of these stock grants as they are earned in our Consolidated Statements of Operations throughout the performance period.
     We currently have three performance share programs in progress. All of these performance share awards qualify for equity-based treatment under SFAS No. 123R. On February 18, 2004 our Board of Directors awarded 33,500 (subsequently reduced to 27,500 due to employee departures) performance share grants to eligible employees for the fiscal 2004-fiscal 2006 timeframe (fiscal 2004 program). On February 25, 2005, our Board of Directors awarded 134,920 (subsequently reduced to 111,105 due to employee departures) performance share grants to eligible employees for the fiscal 2005-fiscal 2007 timeframe (fiscal 2005 program). On December 29, 2005, our Board of Directors awarded 83,200 (subsequently reduced to 77,300 due to an employee’s departure) performance share grants to eligible employees for the fiscal 2006-fiscal 2008 timeframe (fiscal 2006 program).
     We recognized approximately $9,000 and $25,000 of compensation expense in our Consolidated Statements of Operations for the three and six month periods ended July 2, 2006, respectively, related to the fiscal 2004 program. We recognized a credit of approximately ($24,000) and compensation expense of approximately $11,000 in our Consolidated Statements of Operations for the three and six month periods ended July 3, 2005, respectively, related to the fiscal 2004 program.
     We recognized approximately $100,000 and $218,000 of compensation expense in our Consolidated Statements of Operations for the three and six month periods ended July 2, 2006, respectively, related to the fiscal 2005 program. We recognized approximately $65,000 and $208,000 of compensation expense in our Consolidated Statements of Operations for the three and six month periods ended July 3, 2005, respectively, related to the fiscal 2005 program.
     We recognized approximately $71,000 and $148,000 of compensation expense in our Consolidated Statements of Operations for the three and six month periods ended July 2, 2006, respectively, related to the fiscal 2006 program.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Stock-Based Compensation (continued)
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their bonus compensation for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the bonuses are approved by the Board of Directors. In accordance with SFAS No. 123R, this plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases.
     On February 25, 2005, several of our executives elected to defer a portion of their 2004 bonuses, totaling approximately $77,000 (of which approximately $25,000 had been subsequently paid out), in accordance with the Deferred Stock Unit Plan discussed above. On February 22, 2006, several of our executives elected to defer a portion of their 2005 bonuses, totaling approximately $56,000, in accordance with the Deferred Stock Unit Plan discussed above. We recognized compensation expense of approximately $2,000 and a credit of approximately $25,000, respectively, in our Consolidated Statements of Operations for the three months ended July 2, 2006 and July 3, 2005, as related to this plan. For the six months ended July 2, 2006 and July 3, 2005, we recognized compensation expense of approximately $9,000 and a credit of approximately $10,000, respectively, in our Consolidated Statements of Operations as related to this plan.
     Board of Directors’ Compensation
     In May 2006, in lieu of our previous program of issuing cash and stock options, we awarded our independent board members shares of common stock for their service on our board for fiscal year 2006. These shares are fully vested upon grant and are unrestricted, but require reimbursement of the prorated portion or equivalent value thereof, in the event of a board member not fulfilling their term of service. In total, 19,300 shares were issued on May 11, 2006, on which date the price of our common stock at the close of market was $15.71. The compensation cost of approximately $303,000 is being amortized over the remainder of fiscal 2006.
(6) Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. We match 50.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $112,000 and $102,000 for the second quarter of fiscal years 2006 and 2005, respectively. Employee contributions were approximately $229,000 and $217,000 for the six months ended July 2, 2006 and July 3, 2005, respectively. Employer matching contributions were approximately $33,000 and $29,000 for the second quarter of fiscal year 2006 and 2005, respectively. Employer matching contributions were approximately $69,000 and $61,000 for the six months ended July 2, 2006 and July 3, 2005, respectively. There were no discretionary contributions to the plan during the first three or six months of fiscal years 2006 or 2005.

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
     For the second quarter ended July 2, 2006, eligible participants contributed approximately $60,000 to the Plan, and the Company provided matching funds and interest of approximately $17,000. For the second quarter ended July 3, 2005, eligible participants contributed approximately $16,000 to the Plan, and the Company provided matching funds and interest of approximately $3,000. For the six months ended July 2, 2006 and July 3, 2005, eligible participants contributed approximately $130,000 and $16,000, respectively, to the Plan and the Company provided matching funds and interest of approximately $30,000 and $3,000, respectively.
(7) Common Share Repurchases
     On May 9, 2006, our Board of Directors authorized a third stock repurchase program that authorized the repurchase of up to 1.0 million share of our common stock to be repurchased from time to time in both the open market or through privately negotiated transactions. As of July 2, 2006, we had repurchased 158,600 shares under the program at an average market price of $14.82, excluding commissions.
     On November 2, 2004, our Board of Directors authorized a second share repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time-to-time in both the open market or through privately negotiated transactions. During the second quarter of 2005, we completed the repurchase of all 1.0 million shares under this program at an average market price of $11.93, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) Acquisition of Florence, Kentucky Restaurant
     On January 23, 2006, we acquired the assets comprising our Florence, Kentucky franchise-operated location from Best Que, LLC, the former franchise operator. The acquisition costs were approximately $975,000, which were comprised of a cash payment of $155,000 plus the forgiveness and cancellation of certain debts owed by the Seller to the Company and the expenditure of certain fees and expenses including legal and other professional fees in connection with the sale. The acquisition was pursuant to an asset purchase agreement entered into on May 11, 2005, and amended on January 11, 2006. Because the franchisee/seller had previously filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, the purchase was contingent upon, among other things, the entry of a final and non-appealable order from the United States Bankruptcy Court for the Eastern District of Kentucky approving the sale. On January 20, 2006, a final and non-appealable approval order was entered by the Court authorizing the closing of the transaction. The restaurant is currently being marketed to potential franchisees, and is currently operated as a company-owned property until the assets are sold to a new franchise operator. The acquisition and other costs are reflected as assets held for sale within property, equipment and leasehold improvements, net, in our Consolidated Balance Sheet as of July 2, 2006. As of January 1, 2006, these assets were classified within other current assets in our Consolidated Balance Sheet.
(9) Payoff of Notes Payable
     On May 31, 2006, we elected to payoff two notes prior to their expiration, related to our Addison and Lincoln restaurants. A total of approximately $3.0 million was paid to retire these notes early. We recorded a non-cash charge of $148,000 to write-off deferred financing fees as a result of the early payoff, which is expected to be offset by interest savings in the second half of the year.
(10) Asset Impairment
     In June 2006, we recorded an asset impairment of approximately $282,000 on assets currently held-for-sale, to reflect the assets at their fair market value, based on a pending sale. In addition, we took an impairment charge of approximately $502,000 during the second quarter of 2006 for an underperforming company-owned restaurant that closed subsequent to the end of the second quarter (see footnote 13, “Subsequent Events”).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) Supplemental Cash Flow Information

	Six Months Ended
(in thousands)	July 2,	July 3,
	2006	2005
Cash paid for interest	$868	$858

Cash paid for taxes	$314	$254

Non-cash investing and financing activities:

Reclassification of other current assets to assets held for sale	$793	$—

Reclassification of accounts receivable to assets held for sale	$170	$—

Reclassification of accounts receivable to other current assets	$—	$508

Accrue property and equipment purchases	$693	$421

Deferred tax asset related to tax benefit of stock options exercised	$46	$78

Issuance of common stock to independent board members	$227	$—
(12) Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation will be effective for us beginning with fiscal 2007. We are currently evaluating the impact this Interpretation will have on our financial statements.
(13) Subsequent Events
     Company-owned Restaurant Closure
     On July 28, 2006, we closed an underperforming Company-owned restaurant in Chicago, Illinois. In conjunction with the closing of this restaurant, we recorded an impairment charge of approximately $502,000 in the second quarter of 2006, reflecting the non-cash, write-down of asset values related to the closed restaurant. The closure is not expected to result in or require any further significant cash expenditures except for lease termination costs. We sublease the real property on which the closed restaurant is located under a lease that expires in November of 2010. Aggregate future lease commitments, including lease obligations, common area maintenance and real estate taxes during the remaining term are approximately $689,000. We are currently evaluating our options with respect to the location.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) Subsequent Events (continued)
     Amended and Restated Credit Agreement
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known with the Company as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005 (see footnote (4) Credit Facility), increases the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility will bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate plus 0.5% or Wells Fargo’s prime rate. The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the time of the interest calculation and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.375% or 0.25% of the unused portion, depending on the Company’s Adjusted Leverage Ratio.
     We expect to use any borrowings under the Credit Agreement for general working capital purposes, as well as the repurchase of shares under our share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrowers with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrowers, among others. The Credit Agreement also includes various financial covenants. In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company for general corporate purposes and allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this new Facility is July 31, 2011.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of July 2, 2006, there were 136 Famous Dave’s restaurants operating in 34 states, including 41 company-owned restaurants and 95 franchise-operated restaurants. An additional 189 franchise restaurants were in various stages of development as of July 2, 2006.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Fiscal 2006, which ends on December 31, 2006, will consist of 52 weeks.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure the territory consists of a non-refundable payment equal to $10,000 per restaurant upon the signing of the area development agreement. Since the earnings process is completed with the signing of this agreement, we recognize this fee upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred, as related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our services. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a royalty of 5% of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, seasonings, rubs and marinades. Other revenue includes opening assistance and training we provide to our franchisees. Costs and expenses associated with these services are included in general and administrative expense. Comparable sales represent net sales for restaurants open year-round for 18 months or more.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     General and Administrative Expenses
     General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, employee benefits, legal fees, consulting fees, travel, rent and general insurance are major items in this category. We also provide franchise services, the revenues for which are included in other revenue and the expenses for which are included in general and administrative costs.
     The following table presents items in our Consolidated Statements of Operations as a percentage of total revenue or net restaurant sales, as indicated, for the following periods(3):

	Three Months		Six Months
	Ended		Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Food and beverage costs (1)	30.3%	30.7%	30.3%	30.7%
Labor and benefits (1)	27.9%	27.7%	29.3%	28.9%
Operating expenses (1)	25.1%	24.0%	25.4%	24.2%
Depreciation & amortization (restaurant level) (1)	3.6%	4.0%	3.9%	4.4%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%	0.4%
General and administrative (2)	12.0%	12.4%	13.3%	13.3%
Asset impairment (1)	3.0%	—	1.6%	—
Pre-opening expenses & loss on disposal (1)	0.8%	—	0.8%	—

Total costs and expenses (2)	90.4%	88.1%	92.2%	91.0%

Income from operations (2)	9.6%	11.9%	7.8%	9.0%

(1) As a percentage of restaurant sales, net
(2) As a percentage of total revenue
(3) Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted to a loss of $7,000 and income of $4,000 for the three months ended July 3, 2006 and July 3, 2005, respectively. The Rib Team netted to a loss of $23,000 and $15,000 for the six months ended July 2, 2006 and July 3, 2005, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque and builds brand awareness.
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 1, 2006.
     Total Revenue
     Total revenue of approximately $30.7 million for the second quarter of fiscal 2006 increased approximately $2.6 million or 9.5% over revenue of approximately $28.1 million for the comparable quarter in fiscal 2005. For the six months ended July 2, 2006, total revenue of approximately $57.8 million for fiscal 2006 increased approximately $6.3 million, or 12.2% over revenue of approximately $51.6 million, for the six months ended July 3, 2005.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Restaurant Sales
     Restaurant sales for the second quarter of fiscal 2006 were approximately $26.5 million, compared to approximately $24.5 million for the same period in fiscal 2005, reflecting an 8.2% increase. Restaurant sales for the six months ended July 2, 2006 were approximately $49.7 million compared to approximately $45.2 million for the six months ended July 3, 2005. The increase reflects the addition of two new company-owned restaurants, one in January of 2006 and one in June of 2006, as well as a comparable sales increase of 1.2% for the second quarter, and 3.2% for the year-to-date period.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.0 million for the second quarter of fiscal 2006, representing a 26.2% increase over the comparable period of fiscal 2005, primarily reflecting increased royalties due to 15 more franchise-operated restaurants open at July 2, 2006 as compared to July 3, 2005. Franchise-related revenue for the six months ended July 2, 2006 was approximately $7.7 million, representing a 35.0% increase over the comparable period of fiscal 2005, again, reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 28.9% in the second quarter of fiscal 2006 over the prior year comparable period, reflecting the net seven franchise restaurants that opened in the second half of fiscal 2005 plus the net eight new franchise-operated restaurants that opened during fiscal 2006. The second quarter of fiscal 2006 contained 1,186 franchise-operating weeks compared to 952 weeks for the second quarter of fiscal 2005. There were 2,295 and 1,813 franchise-operating weeks for the six months ended July 2, 2006 and July 3, 2005, respectively. There were 95 franchise-operated restaurants opened at July 2, 2006 compared to 80 at July 3, 2005.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchisees. For the second quarter of fiscal 2006, the licensing royalty revenue was approximately $113,000 compared to $92,000 for the comparable period of fiscal 2005. Licensing revenue for the six months ended July 2, 2006 was approximately $172,000 compared to approximately $170,000 for the six months ended July 3, 2005. Other revenue for the fiscal 2006 second quarter was approximately $181,000 compared to $357,000 for the comparable prior year quarter. Other revenue for the six months ended July 2, 2006 was approximately $292,000 compared to $495,000 for the comparable period in fiscal 2005. The amount of other revenue has decreased, and is expected to decrease, based on an anticipated reduction in the level of opening assistance we may provide new franchise-operated restaurants expected to open in the second half of fiscal 2006. This reduction in other revenue reflects an increasing use by franchisees of other franchisee trainers and less of a need for outside training assistance by franchisees who have multiple restaurants already open.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the second quarter of fiscal 2006 increased approximately 1.2%, compared to fiscal 2005’s second quarter increase of approximately 5.0%. For the second quarter of 2006 and 2005, there were 38 restaurants included in the company-owned comparable sales base. Same store net sales for company-owned restaurants for the six months ended July 2, 2006 increased approximately 3.2%, flat to fiscal 2005’s six month increase. We believe that the increase in same store sales primarily reflects continued growth in our catering and “TO GO” business.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The shift in the Easter holiday from the first quarter in 2005 to the second quarter in 2006 had an approximately 1.0% unfavorable impact on comparable sales results in the fiscal 2006 second quarter. This was partially offset by a price increase taken in December of 2005, which contributed to approximately 0.7% of the increase in the second quarter.
     Same store net sales for franchise-operated restaurants for the second quarter of 2006 decreased approximately 5.3%, compared to an increase of 0.7% for the second quarter of fiscal 2005. Same store net sales for franchise-operated restaurants for the six months ended July 2, 2006 decreased approximately 3.7%, compared to a decrease of approximately 0.6% for the prior year comparable period. For the second quarter and year-to-date periods of 2006 and 2005, there were 57 and 47 restaurants, respectively, included in the franchise-operated comparable sales base.
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the second quarters and the first six months of fiscal 2006 and fiscal 2005:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Company-Owned	$50,583	$49,338	$47,787	$45,649
Full-Service	$52,104	$50,460	$49,409	$46,859
Counter-Service	$41,928	$44,370	$38,626	$40,293

Franchise-Operated	$61,694	$59,848	$59,803	$56,087

Company-Owned Operating Weeks	522	494	1,037	988
Franchise-Operated Operating Weeks	1,186	952	2,295	1,813
     Food and Beverage Costs
     Food and beverage costs for the second quarter of fiscal 2006 were approximately $8.0 million or 30.3% of net restaurant sales, compared to approximately $7.5 million or 30.7% of net restaurant sales for the second quarter of fiscal 2005. Food and beverage costs for the six months ended July 2, 2006 were approximately $15.0 million or 30.3% of net restaurant sales, compared to approximately $13.9 million or 30.7% of net restaurant sales for the comparable period of fiscal 2005.
     Results reflect the impact of weighted-average price increases of approximately 0.7% in the second quarter and 1.1% year-to-date in addition to our ability to leverage our menu and offset higher food costs through favorable contract pricing and usage of our Limited-Time Offerings (LTO’s). As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.7% and 10.1% for the second quarter of 2006 and 2005, respectively. Building the bar continues to be a focus for us, however, we have determined that we are limited in our ability to achieve this in the majority of our locations due to the fact that these locations have little to no designated bar, and some restaurants only have beer and wine.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We anticipate that food costs, as a percent of net restaurant sales, will continue to remain slightly favorable for fiscal 2006 over the prior year. We believe that we have an opportunity to mitigate the negative impact, if any, that any food contract pricing may have on our margin through menu engineering such as with the use of our LTO’s which typically carry more margin than many of our core product offerings. We will continue to take price increases as appropriate, and leverage adult beverage sales, which typically have higher margin.
     Labor and Benefits
     Labor and benefits at the restaurant level for the second quarter ended July 2, 2006 were approximately $7.4 million or 27.9% of net restaurant sales, compared to approximately $6.8 million or 27.7% of net restaurant sales for the second quarter ended July 3, 2005. Labor and benefits at the restaurant level for the six months ended July 2, 2006 were approximately $14.6 million or 29.3% of net restaurant sales, compared to approximately $13.1 million or 28.9% of net restaurant sales for the six months ended July 3, 2005. For the remainder of fiscal 2006, we are expecting total labor and benefits as a percentage of net restaurant sales to be slightly higher compared to fiscal 2005 levels due to increased labor and insurance costs.
     Operating Expenses
     Operating expenses for the second quarter of fiscal 2006 were approximately $6.6 million or 25.1% of net restaurant sales, compared to operating expenses of approximately $5.9 million or 24.0% of net restaurant sales for the second quarter of fiscal 2005. Operating expenses for the six months ended July 2, 2006, were approximately $12.6 million or 25.4% of net restaurant sales, compared to approximately $10.9 million or 24.2% of net restaurant sales for the six months ended July 3, 2005. This increase reflects higher advertising costs, and supplies’ costs, and utility cost increases in 2006 compared to 2005. We anticipate that operating expenses as a percentage of net restaurant sales will continue to be higher than fiscal 2005, primarily due to increased advertising, supplies’ and utilities’ costs.
     Depreciation and Amortization
     Depreciation and amortization expense for the second quarter of 2006 and 2005 was approximately $1.1 million or 3.5% and 3.9% of total revenue, respectively. Depreciation and amortization expense for the six months ended July 2, 2006 and July 3, 2005 was approximately $2.2 million, and was 3.8% and 4.3%, respectively, of total revenue. For the remainder of fiscal 2006, depreciation and amortization is expected to decrease slightly from fiscal 2005 levels.
     General and Administrative Expenses
     General and administrative expenses for the second quarter of fiscal 2006 were approximately $3.7 million or 12.0% of total revenue, compared to approximately $3.5 million or 12.4% of total revenue for the second quarter of fiscal 2005. We have begun to leverage these costs with increased company restaurant sales and growth in franchise royalties. General and administrative expenses for the first six months of fiscal 2006 were approximately $7.7 million or 13.3% of total revenue compared to approximately $6.8 million or 13.3% of total revenue for the first six months of fiscal 2005. General and administrative expenses, excluding stock-based compensation expense, as a percentage of total revenue, was 11.0% for the second quarter of 2006 and was 12.4% for the second quarter of 2005 and was 12.1% and 12.9% for the year-to-date periods of 2006 and 2005, respectively. The increase in general and administrative expense dollars year over year reflects an increase in infrastructure to support our growth, in addition to expenses related to the implementation of SFAS No. 123R for stock option expense and for other stock-based compensation programs. For 2006, we expect general and administrative expenses to increase approximately 50 basis points as a percentage of total

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
revenue as compared to fiscal 2005, as a result of the increased cost of the performance share program, the adoption of SFAS No. 123R, and as a result of the services we may provide to the remaining expected franchise-operated restaurant openings.
     Asset Impairment
     In the second quarter of 2006, we recorded an impairment charge of approximately $502,000 for an underperforming company-owned restaurant that closed subsequent to the end of the second quarter. This charge represented the net book value of the remaining leasehold improvements that would not be recoverable upon closure of the restaurant. We also recorded an impairment charge of approximately $282,000 for assets currently held-for-sale, to reflect the assets at their fair market value based on a pending sale.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. The majority of our pre-opening expenses for the six-month period of 2006 are related to our Chantilly, Virginia restaurant which opened in January 2006 and our Waldorf, Maryland restaurant, which opened in June 2006. We had pre-opening expenses of approximately $217,000 in the second quarter of 2006, mostly related to Waldorf, Maryland, and approximately $399,000 in the six months ended July 2, 2006 primarily related to these two restaurants. We had no pre-opening expenses in the second quarter or year-to-date periods of 2005. We plan to open up an additional company-owned restaurant in late fiscal 2006 with pre-opening costs estimated to be approximately $200,000 to $250,000.
     Loss on Early Extinguishment of Debt
     In the second quarter of fiscal 2006, we repaid approximately $3.0 million in long-term debt ahead of its scheduled maturity. This resulted in a $148,000 charge to write-off deferred financing fees as a result of the early payment, which is expected to be offset by interest savings in the second half of the year.
     Interest Expense
     Interest expense was approximately $461,000 or 1.5% of total revenue for the second quarter of fiscal 2006, compared to approximately $473,000 or 1.7% of total revenue for the comparable second quarter of fiscal 2005. Interest expense was approximately $932,000 or 1.6% of total revenue for the first six months of fiscal 2006, compared to approximately $953,000 or 1.8% of total revenue for the comparable period of fiscal 2005. This line item reflects interest expense from capital lease obligations, notes payable, financing lease obligations and a current rate of 8.0% on deferrals made under our non-qualified deferred compensation plan. As discussed above, we repaid approximately $3.0 million in long-term debt. If we elect to utilize our line of credit for the repurchase of stock or for other general corporate purposes during the second half of the year, interest expense would increase accordingly.
     Interest Income
     Interest income was approximately $90,000 and $57,000 for the second quarter of fiscal 2006 and fiscal 2005, respectively. Interest income was approximately $195,000 and $151,000 for the six months ended July 2, 2006 and July 3, 2005, respectively. We expect interest income to be lower in the last half of 2006 due to the expected use of cash to repurchase additional shares of common stock.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Other Expense, net
     During the second quarter of fiscal 2006, we realized other expense, net, of approximately $8,000, which compares to other income, net, of approximately $47,000 for the second quarter of 2005. For the six months ended July 2, 2006, other expense, net, was approximately $46,000, compared to the prior year comparable period of other income, net, of approximately $2,000.
     Income Tax Provision
     For the second quarter of fiscal 2006, we recorded a provision for income taxes of $885,000, or approximately 37.0% of income before taxes, compared to a tax provision of approximately $1.1 million, or approximately 38.0% of income before income taxes for the second quarter of fiscal 2005. For the six months ended July 2, 2006, our tax provision was approximately $1.3 million, compared to the prior year comparable period of approximately $1.5 million. We estimate a 37.0% tax provision for fiscal 2006.
     Basic and Diluted Net Income Per Common Share
     Net income for the second quarter ended July 2, 2006 was approximately $1.5 million or $0.14 per basic common share on approximately 10,573,000 weighted average basic shares outstanding, as compared to net income of approximately $1.8 million or $0.17 per basic common share on approximately 10,831,000 weighted average basic shares outstanding for the second quarter ended July 3, 2005. Net income for the six months ended July 2, 2006, was approximately $2.3 million or $0.21 per basic common share on approximately 10,590,000 weighted average basic shares outstanding, compared to net income of approximately $2.4 million or $0.21 per basic common share on approximately 11,080,000 weighted average diluted shares outstanding for the six months ended July 3, 2005.
     Diluted net income per common share for the second quarter ended July 2, 2006 was $0.14 per common share on approximately 10,935,000 weighted average diluted shares outstanding, compared to $0.17 per common share on approximately 11,163,000 weighted average diluted shares outstanding for the second quarter ended July 3, 2005. Diluted net income per common share for the six months ended July 2, 2006 was $0.21 per common share on approximately 10,942,000 weighted average diluted shares outstanding, compared to $0.21 per common share on approximately 11,444,000 weighted average diluted shares outstanding for the six months ended July 3, 2005.
Financial Condition, Liquidity and Capital Resources
     As of July 2, 2006, our balance of unrestricted cash and cash equivalents was approximately $3.5 million, a decrease of approximately $900,000 from the fiscal 2005 year-end balance of approximately $4.4 million.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.57 at July 2, 2006, compared to 0.76 on January 1, 2006. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net, and dividing by total current liabilities. The change in our working capital and quick ratio was primarily due to a decrease in cash and an increase in current liabilities.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Net cash provided by operations for the six months ended July 2, 2006 was approximately $8.0 million, compared to approximately $4.5 million for the six months ended July 3, 2005. Cash generated in fiscal 2006 was primarily from net income of approximately $2.3 million, depreciation and amortization of approximately $2.2 million, the utilization of our deferred tax asset of approximately $1.1 million, an increase in accounts payable of $1.1 million, asset impairment of approximately $784,000, stock-based compensation of approximately $692,000, increase in deferred rent of approximately $278,000, a decrease of approximately $262,000 in prepaid expenses and other current assets, a decrease in accrued compensation and benefits of approximately $171,000 due to the payout of company bonuses accrued at year end, and an approximate $148,000 write-off of deferred financing costs due to the early extinguishment of debt. These increases were partially offset by an approximate $599,000 increase in other current liabilities, an approximate $314,000 increase in restricted cash and an approximate increase in inventories of $182,000.
     Net cash provided by operations for the six months ended July 3, 2005 was approximately $4.5 million. Cash generated in the first six months of 2005 reflects net income of approximately $2.4 million, depreciation and amortization of approximately $2.2 million, usage of the deferred tax asset of approximately $1.4 million, a decrease of $512,000 in prepaids and other current assets, deferred rent of approximately $215,000, and compensation of approximately $209,000. This was offset by a $975,000 increase in restricted cash, which includes our national advertising fund and the new $525,000 restricted cash account for our self-funded benefit plans, an approximate $684,000 increase in accounts receivable, a decrease in accounts payable of approximately $536,000, and an approximate $273,000 decrease in other current liabilities.
     Net cash used for investing activities for the first six months of fiscal 2006 was approximately $3.5 million, reflecting capital expenditures of approximately $3.6 million, partially offset by payments received on notes receivable of approximately $109,000. Net cash used for investing activities for the first six months of fiscal 2005 was approximately $1.5 million, reflecting capital expenditures of approximately $1.6 million, partially offset by payments received of approximately $123,000 on notes receivable.
     Net cash used for financing activities was approximately $5.4 million for the first six months of fiscal 2006, compared to cash used for financing activities of approximately $11.4 million for the first six months of fiscal 2005. The use of cash during the first six months of fiscal 2006 was primarily due to payments of approximately $3.2 million on long-term debt and capital lease obligations, reflecting the early debt repayment discussed above for $3.0 million, and approximately $2.4 million spent on our third share repurchase program, including commissions, under which we repurchased 158,600 shares in the fiscal 2006 year-to-date period. This use of cash was partially offset by approximately $135,000 in proceeds from the exercise of stock options.
     The use of cash for the first six months of fiscal 2005 was primarily due to our share repurchase program, under which we repurchased 1.0 million shares between November 2004 and the fiscal 2005 year-to-date period for approximately $11.5 million, including commissions. The use of cash also reflects payments of $361,000 on long-term debt and capital lease obligations and payments for debt issuance costs, partially offset by proceeds from the exercise of stock options of $474,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known with the Company as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005 (see footnote (4) Credit Facility), increases the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility will bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate plus 0.5% or Wells Fargo’s prime rate. The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the time of the interest calculation and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.375% or 0.25% of the unused portion, depending on the Company’s Adjusted Leverage Ratio.
     The Company expects to use any borrowings under the Credit Agreement for general working capital purposes, as well as the repurchase of shares under the Company’s share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrowers with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrowers, among others. The Credit Agreement also includes various financial covenants. In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company for general corporate purposes and allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this new Facility is July 31, 2011.
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility. We expect remaining capital expenditures to be approximately $6.5 million for fiscal 2006 for the construction of one remaining ground-up new company-owned restaurant, corporate infrastructure, and normal capital items for existing restaurant and two re-imaging projects.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
     See Notes 8, 9 and 10 to our Consolidated Financial Statements in our Fiscal 2005 Annual Report on Form 10-K for the details of our contractual obligations.
Critical Accounting Policies
     Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report for the year ended January 1, 2006. The accounting policies used in preparing our interim 2006 Consolidated Financial Statements are the same as those described in our annual report.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation will be effective for the Company beginning with fiscal 2007. The Company is currently evaluating the impact this Interpretation will have on its financial statements.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of July 2, 2006 was approximately $12.9 million, including financing lease obligations. Of the outstanding long-term debt, approximately $1.2 million consists of a variable interest rate while the remainder was subject to a fixed interest rate.
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known with the Company as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005 (see footnote (4) Credit Facility), increases the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility will bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate plus 0.5% or Wells Fargo’s prime rate. The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the time of the interest calculation and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.375% or 0.25% of the unused portion, depending on the Company’s Adjusted Leverage Ratio.
     The Company expects to use any borrowings under the Credit Agreement for general working capital purposes, as well as the repurchase of shares under the Company’s share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrowers with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrowers, among others. The Credit Agreement also includes various financial covenants. In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company for general corporate purposes and allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this new Facility is July 31, 2011.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
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
     There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the end of the periods covered by this report. There was no change in our internal control over financial reporting during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On May 9, 2006, our Board of Directors authorized a third stock repurchase plan that authorized the repurchase of up to an additional 1.0 million shares of our common stock. The plan authorized us to purchase shares from time-to-time in both the open market or through privately negotiated transactions. The repurchase is expected to be funded from the Company’s available working capital.
     As of July 2, 2006, we completed the purchase of 158,600 outstanding shares under this program at an average market price of $14.82, excluding commissions. All share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     The following table includes information about our share repurchases for the second quarter ended July 2, 2006.

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
	Total		(or Units)	Shares
	Number of	Average	Purchased as	(or Units)
	Shares	Price Paid	Part of Publicly	that May Yet be
	(or Units)	per Share(1)	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs

Month #4 (April 3, 2006 – April 30, 2006)	0	$ N/A	0	1,000,000

Month #5 (May 1, 2006 – May 28, 2006)	41,100	$14.97	41,100	958,900

Month #6 (May 29, 2006 – July 2, 2006)	117,500	$14.77	158,600	841,400

(1)	Excluding Commissions
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Shareholders was held on May 10, 2006. The proposals submitted to our stockholders and the results of voting on such proposals were as noted.
Proposal 1:
Election of Directors: The following persons were elected as directors for a one-year term expiring at the Annual Meeting held in 2007.

	Affirmative Votes	Authority Withheld
F. Lane Cardwell, Jr.	9,223,809	613,592
K. Jeffrey Dahlberg	9,226,169	611,232
David Goronkin	9,225,509	611,892
Mary Jeffries	9,224,752	612,649
Richard L. Monfort	9,225,869	611,532
Dean A. Riesen	9,224,109	613,292
Proposal 2:
Ratification of Independent Registered Certified Public Accounting Firm: The selection of Grant Thornton LLP as our independent registered certified public accounting firm for fiscal year ending December 31, 2006 was ratified. The voting results were as follows:

Affirmative Votes	Votes Against	Votes Abstained

9,818,830	11,105	7,466

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS

10.1
Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 31, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 2, 2006.

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
FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: August 11, 2006	By:	/s/ David Goronkin
David Goronkin
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 11, 2006	/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)