Form 10-Q
period 2006-10-01
FAMOUS DAVES OF AMERICA INC
filed 2006-11-09
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2006

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2006 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on June 30, 2006, was $132,998,697. As of November 7, 2006, 10,226,694 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2006 AND JANUARY 1, 2006
(in thousands, except share and per-share data)

	October 1,	January 1,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,878	$4,410
Restricted cash	614	1,221
Accounts receivable, net	2,601	2,843
Inventories	1,692	1,588
Deferred tax asset	1,619	3,120
Prepaid expenses and other current assets	1,366	2,312

Total current assets	11,770	15,494

Property, equipment and leasehold improvements, net	49,088	46,872

Other assets:
Notes receivable, less current portion	1,621	1,719
Deferred tax asset, less current portion	2,632	2,632
Other assets	693	881

	$65,804	$67,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$—
Current portion of long-term debt and capital leases	298	438
Accounts payable	4,166	3,811
Accrued compensation and benefits	3,245	2,203
Other current liabilities	2,997	3,410

Total current liabilities	10,706	9,862

Long-term liabilities:
Long-term debt, less current portion	8,189	11,430
Financing leases	4,500	4,500
Other liabilities	4,199	3,918

Total liabilities	27,594	29,710

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 10,343,000 and 10,599,000 shares issued and outstanding at October 1, 2006 and January 1, 2006, respectively	103	106
Additional paid-in capital	36,297	39,835
Retained earnings (accumulated deficit)	1,810	(2,053)

Total shareholders’ equity	38,210	37,888

	$65,804	$67,598

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
OCTOBER 1, 2006 AND OCTOBER 2, 2005
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Revenue:
Restaurant sales, net	$26,476	$22,941	$76,164	$68,152
Franchise royalty revenue	3,613	2,770	10,323	7,682
Franchise fee revenue	524	360	1,490	1,135
Licensing and other revenue	199	197	663	861

Total revenue	30,812	26,268	88,640	77,830

Costs and expenses:
Food and beverage costs	8,034	7,029	23,070	20,888
Labor and benefits	8,003	6,758	22,567	19,843
Operating expenses	6,382	5,540	19,011	16,465
Depreciation and amortization	1,099	1,055	3,289	3,269
General and administrative	3,967	3,405	11,662	10,248
Asset impairment and estimated lease termination and other closing costs	332	—	1,116	—
Pre-opening expenses	49	—	448	—
Loss on disposal	50	23	64	29

Total costs and expenses	27,916	23,810	81,227	70,742

Income from operations	2,896	2,458	7,413	7,088

Other income (expense):
Loss on early extinguishment of debt	—	—	(148)	—
Interest expense	(417)	(462)	(1,349)	(1,415)
Interest income	83	54	278	205
Other income (expense), net	5	(62)	(41)	(59)

Total other expense	(329)	(470)	(1,260)	(1,269)

Income before income taxes	2,567	1,988	6,153	5,819

Income tax expense	(970)	(760)	(2,290)	(2,213)

Net income	$1,597	$1,228	$3,863	$3,606

Basic net income per common share	$0.15	$0.12	$0.37	$0.33

Diluted net income per common share	$0.15	$0.11	$0.35	$0.32

Weighted average common shares outstanding — basic	10,438,000	10,554,000	10,539,000	10,905,000

Weighted average common shares outstanding — diluted	10,778,000	10,879,000	10,888,000	11,254,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
OCTOBER 1, 2006 AND OCTOBER 2, 2005
(in thousands)
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2006	2005
Cash flows from operating activities:
Net income	$3,863	$3,606
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	3,289	3,269
Amortization of deferred financing costs	43	47
Loss on early extinguishment of debt	148	—
Loss on disposal of property	64	29
Asset impairment and estimated lease termination and other closing costs	1,116	—
Deferred income taxes	1,501	1,993
Deferred rent	388	690
Stock-based compensation	1,096	453
Changes in operating assets and liabilities:
Restricted cash	607	(1,079)
Accounts receivable, net	64	(581)
Inventories	(104)	(21)
Prepaid expenses and other current assets	126	285
Accounts payable	(58)	(909)
Accrued compensation and benefits	1,017	157
Other current liabilities	(28)	378

Cash flows provided by operations	13,132	8,317

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(5,808)	(5,092)
Proceeds from sale of land and building	—	525
Payments received on notes receivable	171	405

Cash flows used for investing activities	(5,637)	(4,162)

Cash flows from financing activities:
Payments for debt issuance costs	(34)	(85)
Payments on long-term debt and capital lease obligations	(3,381)	(363)
Proceeds from exercise of stock options	653	830
Repurchase of common stock	(5,265)	(11,529)

Cash flows used for financing activities	(8,027)	(11,147)

Decrease in cash and cash equivalents	(532)	(6,992)

Cash and cash equivalents, beginning of period	4,410	11,170

Cash and cash equivalents, end of period	$3,878	$4,178

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of October 1, 2006, there were 138 restaurants operating in 34 states, including 40 company-owned restaurants and 98 franchise-operated restaurants. An additional 171 franchise restaurants were committed to be developed through signed area development agreements at October 1, 2006.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of October 1, 2006 and January 1, 2006 and for the three and nine month periods ended October 1, 2006 and October 2, 2005. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2005 Form 10-K as filed with the SEC.
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
     Due to the seasonality of our business, revenue and operating results for the three and nine months ended October 1, 2006 are not necessarily indicative of the results to be expected for the full year.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2)	Net Income Per Common Share (continued)
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands, except per-share data)	2006	2005	2006	2005
Net income per common share — basic:
Net income	$1,597	$1,228	$3,863	$3,606
Weighted average shares outstanding	10,438	10,554	10,539	10,905

Net income per common share — basic	$0.15	$0.12	$0.37	$0.33

Net income per common share — diluted:
Net income	$1,597	$1,228	$3,863	$3,606
Weighted average shares outstanding	10,438	10,554	10,539	10,905
Dilutive impact of common stock equivalents outstanding	340	325	349	349

Adjusted weighted average shares outstanding	10,778	10,879	10,888	11,254

Net income per common share — diluted	$0.15	$0.11	$0.35	$0.32

     All options outstanding as of October 1, 2006 and October 2, 2005 were used in the computation of diluted earnings per common share.
(3)	Public Relations and Marketing Development Fund and Restricted Cash
     We have a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants whose franchise agreements were signed after January 1, 2004, are required to contribute a percentage of sales, currently 1.0%, to the fund that is used for public relations and marketing development efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the Public Relations and Marketing Development Fund. The assets held by this fund are considered restricted. Accordingly, the cash related to this fund is reflected as restricted cash and the liability is included in accounts payable on our Consolidated Balance Sheets as of October 1, 2006 and January 1, 2006. Restricted cash as of October 1, 2006 consists of the remaining balance of cash payments received from franchise-operated and company-owned restaurants for the Public Relations and Marketing Development Fund. As of October 1, 2006, we had approximately $614,000 in this fund.
     Restricted cash as of January 1, 2006 also included amounts related to a letter of credit as required by our self-funded insurance programs that were in place in July 2005, but were discontinued on June 30, 2006. The letter of credit was established as of July 1, 2005 and was funded by a restricted interest-bearing cash account in the amount of approximately $528,000 at January 1, 2006. The restricted interest-bearing cash account was closed in early August 2006, and on August 3, 2006, the $500,000 obligation was transferred to sublimit for Letters of Credit as provided for in the Company’s Amended and Restated Credit Agreement dated July 31, 2006 (see Note 4).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)	Credit Facility
     Amended and Restated Credit Agreement
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increases the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility will bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at October 1, 2006) plus 0.5% or Wells Fargo’s prime rate (8.25% at October 1, 2006). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.375% or 0.25% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of October 1, 2006, was 0.25%.
     We expect to use any borrowings under the Credit Agreement for general working capital purposes, as well as the repurchase of shares under our share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under both Facilities as of October 1, 2006 and January 1, 2006.
     The Amended and Restated Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purposes, and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this new Facility is July 31, 2011.
     We had no borrowings under this Facility and had $500,000 in Letters of Credit as of October 1, 2006. We had no borrowings under the previous Facility as of January 1, 2006.
(5)	Stock-Based Compensation
     SFAS No. 123R Impact
     On January 2, 2006, we adopted the provisions of SFAS No. 123R, which requires us to recognize compensation cost for share-based awards granted to employees based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options as reflected in our Consolidated Statements of Operations is included in general and administrative expenses. For the three months ended October 1, 2006, compensation cost for unvested stock options was approximately $105,000 (approximately $66,000 net of tax). For the nine months ended October 1, 2006, compensation cost for unvested stock options was approximately $321,000 (approximately $202,000 net of tax).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5)	Stock-Based Compensation (continued)
     As a result of the adoption of SFAS No. 123R, our income from operations, net income and basic and diluted net income per common share for the three months ended October 1, 2006 were lower by $105,000, $66,000 and $0.01, respectively. Our income from operations, net income and basic and diluted net income per common share for the nine months ended October 1, 2006 were lower by $321,000, $202,000 and $0.02, respectively. As of October 1, 2006, we had approximately $506,000 of unrecognized compensation cost related to unvested stock option awards, which is expected to be recognized over a period of approximately 2.75 years.
     Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation awards using the intrinsic value method under APB No. 25. Accordingly, we did not recognize compensation expense in our Consolidated Statements of Income for options that were granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. As required by SFAS No. 123, we provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.
     We elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore did not restate our financial results for prior periods. Under this transition method, we apply the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. These awards of stock options qualify for equity-based treatment under SFAS No. 123R. Additionally, we recognize compensation cost for the portion of awards that were outstanding as of January 1, 2006 for which the requisite service has not been rendered (unvested awards) over the remaining service period. The compensation cost that we record for these awards is based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123. We use the Black-Scholes option pricing model to value all option grants.
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
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant performance shares, stock options, stock appreciation rights, restricted stock, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations. Under the Plans, an aggregate of approximately 497,000 shares of our Company’s common stock remained available for issuance at October 1, 2006. In general, the stock options we have issued under the Plans vest over a period of three to five years and expire ten years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, but will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5)	Stock-Based Compensation (continued)
     Information regarding our Company’s stock options is summarized below:

		Weighted Average
(number of options in thousands)	Number of Options	Exercise Price
Outstanding at January 1, 2006	900	$5.14
Granted	—	—
Exercised	(10)	4.07
Canceled or expired	(23)	7.37

Outstanding at April 2, 2006	867	$5.10

Granted	—	$—
Exercised	(15)	3.32
Canceled or expired	(20)	4.65

Outstanding at July 2, 2006	832	$5.14

Granted	—	$—
Exercised	(62)	4.91
Canceled or expired	—	—

Outstanding at October 1, 2006	770	$5.16

Options Exercisable at October 1, 2006	605	$4.96

     The following table summarizes information about stock options outstanding at October 1, 2006:
     (number outstanding and number exercisable in thousands)

Options
	Total outstanding			Exercisable
		Weighted-average			Weighted-
Exercise	Number	remaining	Weighted-average	Number	average
prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.00 — $2.38	41	2.47 years	$2.17	41	$2.17
$3.09 — $4.18	319	5.95 years	$3.97	319	$3.97
$4.82 — $6.72	364	7.14 years	$5.96	199	$6.03
$8.06 — $10.98	46	6.08 years	$9.66	46	$9.66

$2.00 — $10.98	770	6.33 years	$5.16	605	$4.96

     The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended October 1, 2006 and October 2, 2005, was approximately $572,000 and $392,000, respectively.
     As of October 1, 2006, the aggregate intrinsic value of options outstanding was approximately $7.7 million and the aggregate intrinsic value of options exercisable was approximately $6.2 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5)	Stock-Based Compensation (continued)
     The following table illustrates the effect on net income and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the three and nine months ended October 2, 2005:

	Three Months	Nine Months
	Ended	Ended
(in thousands, except per share data)	October 2, 2005	October 2, 2005
Net income as reported	$1,228	$3,606
Less: Compensation expense determined under the fair value method, net of tax	(101)	(323)

Pro forma net income	$1,127	$3,283

Net income per common share:

Basic EPS as reported	$0.12	$0.33
Basic EPS pro forma	$0.11	$0.30

Diluted EPS as reported	$0.11	$0.32
Diluted EPS pro forma	$0.10	$0.29
     There were no stock options granted during the three and nine months ended October 1, 2006 or October 2, 2005 respectively.
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
     We currently have three performance share programs in progress. All of these performance share awards qualify for equity-based treatment under SFAS No. 123R. On February 18, 2004 our Board of Directors awarded 33,500 (subsequently reduced to 27,500 due to employee departures) performance share grants to eligible employees for the fiscal 2004-fiscal 2006 timeframe (fiscal 2004 program). On February 25, 2005, our Board of Directors awarded 134,920 (subsequently reduced to 111,105 due to employee departures) performance share grants to eligible employees for the fiscal 2005-fiscal 2007 timeframe (fiscal

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Stock-Based Compensation (continued)
2005 program). On December 29, 2005, our Board of Directors awarded 83,200 (subsequently reduced to 72,300 due to employee departures) performance share grants to eligible employees for the fiscal 2006-fiscal 2008 timeframe (fiscal 2006 program).
     We recognized approximately $9,000 and $33,000 of compensation expense in our Consolidated Statements of Operations for the three- and nine-month periods ended October 1, 2006, respectively, related to the fiscal 2004 program. We recognized approximately $62,000 and $73,000 of compensation expense in our Consolidated Statements of Operations for the three- and nine-month periods ended October 2, 2005, respectively, related to the fiscal 2004 program.
     We recognized approximately $100,000 and $318,000 of compensation expense in our Consolidated Statements of Operations for the three- and nine-month periods ended October 1, 2006, respectively, related to the fiscal 2005 program. We recognized approximately $168,000 and $376,000 of compensation expense in our Consolidated Statements of Operations for the three- and nine-month periods ended October 2, 2005, respectively, related to the fiscal 2005 program.
     We recognized approximately $61,000 and $210,000 of compensation expense in our Consolidated Statements of Operations for the three- and nine-month periods ended October 1, 2006, respectively, related to the fiscal 2006 program.
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their compensation for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the annual bonuses are approved by the Board of Directors. In accordance with SFAS No. 123R, this plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases.
     On February 25, 2005, several of our executives elected to defer a portion of their 2004 bonuses, totaling approximately $77,000 (of which approximately $25,000 had been subsequently paid out), in accordance with the Deferred Stock Unit Plan discussed above. On February 22, 2006, several of our executives elected to defer a portion of their 2005 bonuses, totaling approximately $56,000, in accordance with the Deferred Stock Unit Plan discussed above. We recognized compensation expense of approximately $16,000 and $14,000, respectively, in our Consolidated Statements of Operations for the three months ended October 1, 2006 and October 2, 2005, as related to this Plan. For the nine months ended October 1, 2006 and October 2, 2005, we recognized compensation expense of approximately $24,000 and $4,000, respectively, in our Consolidated Statements of Operations as related to this Plan.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Stock-Based Compensation (continued)
     Board of Directors’ Compensation
     In May 2006, in lieu of our previous program of issuing cash and stock options, we awarded our independent board members shares of common stock for their service on our board for fiscal year 2006. These shares were fully vested upon grant and were unrestricted, but require reimbursement of the prorated portion or equivalent value thereof in the event of a board member not fulfilling their term of service. In total, 19,300 shares were issued on May 11, 2006, on which date the price of our common stock at the close of market was $15.71. The compensation cost of approximately $303,000 is being amortized over the remainder of fiscal 2006. There was approximately $114,000 and $190,000 related to this program in the three and nine months ended October 1, 2006, respectively.
(6) Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. We match 50.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $111,000 and $127,000 for the third quarter of fiscal years 2006 and 2005, respectively. Employee contributions were approximately $340,000 and $344,000 for the nine months ended October 1, 2006 and October 2, 2005, respectively. Employer matching contributions were approximately $33,000 and $35,000 for the third quarter of fiscal year 2006 and 2005, respectively. Employer matching contributions were approximately $102,000 and $96,000 for the nine months ended October 1, 2006 and October 2, 2005, respectively. There were no discretionary contributions to the Plan during the first three or nine months of fiscal years 2006 or 2005.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) Retirement Savings Plans (continued)
     For the third quarter ended October 1, 2006, eligible participants contributed approximately $50,000 to the Plan, and the Company provided matching funds and interest of approximately $16,000. For the third quarter ended October 2, 2005, eligible participants contributed approximately $56,000 to the Plan, and the Company provided matching funds and interest of approximately $10,000. For the nine months ended October 1, 2006 and October 2, 2005, eligible participants contributed approximately $180,000 and $72,000, respectively, to the Plan and the Company provided matching funds and interest of approximately $46,000 and $13,000, respectively.
(7) Common Share Repurchases
     On May 9, 2006, our Board of Directors authorized a third stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time to time in both the open market or through privately negotiated transactions. As of October 1, 2006, we had repurchased 362,330 shares under the program at an average market price of $14.51, excluding commissions.
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
(8) Acquisition of Florence, Kentucky Restaurant
     On January 23, 2006, we acquired the assets comprising our Florence, Kentucky franchise-operated location from Best Que, LLC, the former franchise operator. The acquisition costs were approximately $975,000, which were comprised of a cash payment of $155,000 plus the forgiveness and cancellation of certain debts owed by the Seller to the Company and the expenditure of certain fees and expenses including legal and other professional fees in connection with the sale. The acquisition was pursuant to an asset purchase agreement entered into on May 11, 2005, and amended on January 11, 2006. Because the franchisee/seller had previously filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, the purchase was contingent upon, among other things, the entry of a final and non-appealable order from the United States Bankruptcy Court for the Eastern District of Kentucky approving the sale. On January 20, 2006, a final and non-appealable approval order was entered by the Court authorizing the closing of the transaction. The restaurant is currently being marketed to potential franchisees, and is currently operated as a company-owned restaurant until the assets are sold to a new franchise operator. The acquisition and other costs of approximately $1.0 million are reflected as assets held for sale within property, equipment and leasehold improvements, net, in our Consolidated Balance Sheet as of October 1, 2006. As of January 1, 2006, these assets were classified within other current assets in our Consolidated Balance Sheet.
(9) Repayment of Notes Payable
     On May 31, 2006, we elected to repay two notes prior to their expiration, and paid approximately $3.0 million to retire these notes early. We recorded a non-cash charge of $148,000 to write-off deferred financing fees as a result of the early repayment, which is expected to be offset by interest savings from the date of the transaction through the end of fiscal 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In June 2006, we recorded an asset impairment charge of approximately $282,000 on assets currently held-for-sale, to reflect the assets at their fair market value, based on a pending sale.
     In addition, we recorded an asset impairment charge of approximately $502,000 during the second quarter of 2006 for an underperforming company-owned restaurant in the Chicago, Illinois market that closed on July 28, 2006. This impairment charge reflected the non-cash, write-down of the net book value of the assets at that restaurant. We sublease the real property on which the closed restaurant is located under a lease that expires in November 2010. Aggregate future lease commitments, including lease obligations, common area maintenance and real estate taxes during the remaining term were approximately $689,000 at the time of the restaurant closing. We are currently evaluating our options with respect to the location. In the third quarter, we recorded an additional charge of approximately $332,000, which included estimated lease termination costs, net of deferred rent, and other closure costs.
(11) Supplemental Cash Flow Information

	Nine Months Ended
(in thousands)	October 1, 2006	October 2, 2005
Cash paid for interest	$1,229	$1,286
Cash paid for taxes	$704	$406
Non-cash investing and financing activities:
Reclassification of other current assets to assets held for sale	$776	$—
Reclassification of accounts receivable to assets held for sale	$178	$508
Reclassification of other current liabilities to assets held for sale	$13	$—
Accrue property and equipment purchases	$398	$—
Deferred tax asset related to tax benefit of stock options exercised	$258	$220
Issuance of common stock to independent board members	$303	$—

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation will be effective for us at the beginning of fiscal 2007. We are currently evaluating the impact this Interpretation will have on our financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.
     Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” methods. The roll-over method quantifies the amount by which the current year income statement is misstated. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach.”
     SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect that the adoption of SAB 108 will have any effect on our financial position or statements of income.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of October 1, 2006, there were 138 Famous Dave’s restaurants operating in 34 states, including 40 company-owned restaurants and 98 franchise-operated restaurants. An additional 171 franchise restaurants were in various stages of development as of October 1, 2006.
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
     Costs and Expenses
     Restaurant costs and expenses include food and beverage costs, operating payroll and employee benefits, occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three to four months of operation. As restaurant management and staff gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.

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
     The following table presents items in our Consolidated Statements of Operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods(3):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Food and beverage costs (1)	30.3%	30.6%	30.3%	30.7%
Labor and benefits (1)	30.2%	29.5%	29.6%	29.1%
Operating expenses (1)	24.1%	24.2%	25.0%	24.2%
Depreciation & amortization (restaurant level) (1)	3.7%	4.2%	3.8%	4.4%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%	0.4%
General and administrative (2)	12.9%	13.0%	13.2%	13.2%
Asset impairment and estimated lease termination and other closing costs(1)	1.3%	—	1.5%	—
Pre-opening expenses & loss on disposal (1)	0.4%	—	0.7%	—

Total costs and expenses (2)	90.0%	88.5%	90.9%	88.3%

Income from operations (2)	9.4%	9.4%	8.4%	9.1%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted to income of $25,000 and a loss of $13,000 for the three months ended October 1, 2006 and October 2, 2005, respectively. The Rib Team netted to income of $2,000 and a loss of $28,000 for the nine months ended October 1, 2006 and October 2, 2005, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque and builds in brand awareness.
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes, and the audited Consolidated Financial Statements and Notes included in our Form 10-K for the fiscal year ended January 1, 2006.
     Total Revenue
     Total revenue of approximately $30.8 million for the third quarter of fiscal 2006 increased approximately $4.5 million or 17.3% over revenue of approximately $26.3 million for the comparable quarter in fiscal 2005. For the nine months ended October 1, 2006, total revenue of approximately $88.6 million for fiscal 2006 increased approximately $10.8 million, or 13.9% over revenue of approximately $77.8 million, for the nine months ended October 2, 2005.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Restaurant Sales, net
     Restaurant sales, net for the third quarter of fiscal 2006 were approximately $26.5 million, compared to approximately $22.9 million for the same period in fiscal 2005, reflecting a 15.4% increase. Restaurant sales for the nine months ended October 1, 2006 were approximately $76.2 million compared to approximately $68.2 million for the nine months ended October 2, 2005. The increase in net restaurant sales reflects addition of two new company-owned restaurants, one in January of 2006 and one in June of 2006, comparable sales increase of 3.1% for the third quarter, and 3.3% for the year-to-date period, and a less than 1.0% impact from price increases taken in December 2005 and June 2006.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.1 million for the third quarter of fiscal 2006, representing a 32.2% increase over the comparable period of fiscal 2005, primarily reflecting increased royalties due to a net 17 new franchise-operated restaurants opened since October 2, 2005 at higher average weekly sales levels. Franchise-related revenue for the nine months ended October 1, 2006 was approximately $11.8 million, representing a 34.0% increase over the comparable period of fiscal 2005, again, reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 30.4% in the third quarter of fiscal 2006 over the prior year comparable period, reflecting the annualization of a net 15 new franchise restaurants that opened through the third quarter of fiscal 2005 at higher average unit volumes. The third quarter of fiscal 2006 contained 1,240 franchise-operating weeks compared to 1,005 weeks for the third quarter of fiscal 2005. There were 3,535 and 2,809 franchise-operating weeks for the nine months ended October 1, 2006 and October 2, 2005, respectively. There were 98 franchise-operated restaurants opened at October 1, 2006 compared to 81 at October 2, 2005.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchisees. For the third quarter of fiscal 2006, the licensing royalty revenue was approximately $58,000 compared to $70,000 for the comparable period of fiscal 2005. Licensing revenue for the nine months ended October 1, 2006 was approximately $231,000 compared to approximately $239,000 for the nine months ended October 2, 2005. Other revenue for the fiscal 2006 third quarter was approximately $140,000 compared to $127,000 for the comparable prior year quarter. Other revenue for the nine months ended October 1, 2006 was approximately $432,000 compared to $622,000 for the comparable period in fiscal 2005. The amount of other revenue has decreased on a year-to-date basis, and is expected to continue to decrease, based on an anticipated reduction in the level of opening assistance for new franchise-operated restaurants expected to open in the fourth quarter of fiscal 2006. The reduction in other revenue reflects an increasing use by franchisees of other franchisees’ trainers and less of a need for outside training assistance by franchisees who have multiple restaurants already open.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the third quarter of fiscal 2006 increased approximately 3.1%, compared to fiscal 2005’s third quarter decrease of approximately 0.4%. For the three and nine months ended of fiscal 2006, there were 37 restaurants included in the company-owned comparable sales base as compared to 38 restaurants for the comparable period of fiscal 2005. Same store net sales for company-owned restaurants for the nine months ended October 1, 2006 increased approximately 3.3%, compared to an increase of 1.9% for the nine month period ended October 2, 2005. We

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
believe that the increase in same store sales primarily reflects continued growth in off-premise sales, including catering and “TO GO,” the opening of two new company-owned restaurants, and price increases having a weighted average impact of less than 1.0%.
     Same store net sales for franchise-operated restaurants for the third quarter of fiscal 2006 decreased approximately 1.7%, compared to a decrease of 2.0% for the third quarter of fiscal 2005. Same store net sales for franchise-operated restaurants for the nine months ended October 1, 2006 decreased approximately 2.3%, compared to a decrease of approximately 1.0% for the prior year comparable period. For the three and nine months ended of fiscal 2006 and fiscal 2005, there were 57 and 50 restaurants, respectively, included in the franchise-operated comparable sales base.
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the three and nine months ended October 1, 2006 and October 2, 2005, respectively:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Company-Owned Average Weekly
Net Sales	$50,285	$46,385	$48,625	$45,894
Full-Service	$51,743	$47,058	$43,566	$46,925
Counter-Service	$41,972	$43,338	$49,698	$41,293

Franchise-Operated Average Weekly
Net Sales	$59,502	$55,648	$59,694	$55,899

Company-Owned Operating Weeks	523	492	1,560	1,480
Franchise-Operated Operating Weeks	1,240	1,005	3,535	2,809
     Food and Beverage Costs
     Food and beverage costs for the third quarter of fiscal 2006 were approximately $8.0 million or 30.3% of net restaurant sales, compared to approximately $7.0 million or 30.6% of net restaurant sales for the third quarter of fiscal 2005. Food and beverage costs for the nine months ended October 1, 2006 were approximately $23.1 million or 30.3% of net restaurant sales, compared to approximately $20.9 million or 30.7% of net restaurant sales for the comparable period of fiscal 2005.
     Results reflect favorability in our major protein contracts, the usage of our Limited-Time Offerings (LTO’s), and the impact of weighted-average price increases of less than 1.0% in the third quarter and year-to-date. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.5% for the third quarter of fiscal 2006 and 9.7% for the third quarter of fiscal 2005. On a year-to-date basis, adult beverage sales as a percentage of dine-in sales were 9.8% and 10.2% for the fiscal 2006 and fiscal 2005 periods, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We anticipate that food costs, as a percent of net restaurant sales, will continue to remain slightly favorable for the remainder of fiscal 2006 over the prior year. We believe that we have an opportunity to mitigate the negative impact, if any, that any food contract pricing may have on our margin through menu engineering such as with the use of our LTO’s which typically carry more margin than many of our core product offerings. In addition, we will continue to evaluate taking price increases as appropriate.
     Labor and Benefits
     Labor and benefits at the restaurant level for the third quarter ended October 1, 2006 were approximately $8.0 million or 30.2% of net restaurant sales, compared to approximately $6.8 million or 29.5% of net restaurant sales for the third quarter ended October 2, 2005. This increase was due, in part, to the opening of a new corporate restaurant late in the second quarter, which typically requires a ramp-up period of three to four months to achieve optimum productivity levels, as well as a minimum wage increase in Maryland. Labor and benefits at the restaurant level for the nine months ended October 1, 2006 were approximately $22.6 million or 29.6% of net restaurant sales, compared to approximately $19.8 million or 29.1% of net restaurant sales for the nine months ended October 2, 2005. For fiscal 2006, we are expecting total labor and benefits as a percentage of net restaurant sales to be higher compared to fiscal 2005 levels.
     Operating Expenses
     Operating expenses for the third quarter of fiscal 2006 were approximately $6.4 million or 24.1% of net restaurant sales, compared to operating expenses of approximately $5.5 million or 24.2% of net restaurant sales for the third quarter of fiscal 2005. Operating expenses for the nine months ended October 1, 2006, were approximately $19.0 million or 25.0% of net restaurant sales, compared to approximately $16.5 million or 24.2% of net restaurant sales for the nine months ended October 2, 2005. This increase reflects higher supplies costs, utility costs and advertising costs in 2006 compared to 2005. We anticipate that operating expenses as a percentage of net restaurant sales will be slightly higher than fiscal 2005, primarily due to increased supplies, advertising and utilities costs.
     Depreciation and Amortization
     Depreciation and amortization expense for the third quarter of fiscal 2006 was approximately $1.1 million or 3.6% of total revenue, and was approximately $1.1 million or 4.0% of total revenue for the comparable period of fiscal 2005. Depreciation and amortization expense for the nine months ended October 1, 2006 and October 2, 2005 was approximately $3.3 million or 3.7% of total revenue, and $3.3 million or 4.2% of total revenue, respectively. For fiscal 2006, depreciation and amortization is expected to remain relatively flat to fiscal 2005 levels.
     General and Administrative Expenses
     General and administrative expenses for the third quarter of fiscal 2006 were approximately $4.0 million or 12.9% of total revenue, compared to approximately $3.4 million or 13.0% of total revenue for the third quarter of fiscal 2005. General and administrative expenses for the first nine months of fiscal 2006 were approximately $11.7 million or 13.2% of total revenue compared to approximately $10.2 million or 13.2% of total revenue for the first nine months of fiscal 2005. We have begun to leverage these costs with increased restaurant sales, growth in franchise royalties as well as controlled spending. General and administrative expenses, excluding stock-based compensation expense, as a percentage of total revenue, was 11.6% for the third quarter of fiscal 2006 and was 12.0% for the third quarter of fiscal 2005 and was 11.9% and 12.6% for the year-to-date periods of fiscal 2006 and fiscal 2005, respectively. The increase in general and administrative expense dollars year over year reflects an increase in infrastructure to support our growth, in addition to expenses related to the implementation of SFAS No. 123R for stock option expense and for other

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
stock-based compensation programs. For fiscal 2006, we expect general and administrative expenses to increase approximately 50 basis points as a percentage of total revenue as compared to fiscal 2005, primarily as a result of the increased cost of the performance share program, and the adoption of SFAS No. 123R.
     Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In the third quarter of fiscal 2006, we recorded approximately $332,000 of estimated lease termination and other closing costs, net of deferred rent, related to the closure on July 28, 2006, of a restaurant in Illinois. Impairment charges recorded for the nine months ended October 1, 2006, totaled approximately $1.1 million. The charges in 2006 included a $281,000 charge for the write-down of land in Texas and $835,000 related to our Streamwood, Illinois location for the disposal of leasehold improvements and the lease termination and closure costs mentioned above. There were no impairment costs for the nine months ended October 2, 2005.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, smallwares (related to pre-opening activities), utilities, training and rent costs incurred prior to the opening of a restaurant. We had pre-opening expenses of approximately $49,000 in the third quarter of 2006, related to opening preparations for our Coon Rapids, Minnesota, company-owned restaurant expected to open in late fiscal 2006. Pre-opening expenses were approximately $448,000 for the nine-month period ended October 1, 2006, primarily for the opening of our Chantilly, Virginia and Waldorf, Maryland locations. We had no pre-opening expenses in the three- or nine-month periods ended October 2, 2005. We plan to spend approximately $190,000 to $210,000 on pre-opening expenses for the Coon Rapids, Minnesota restaurant, excluding pre-opening rent.
     Loss on Early Extinguishment of Debt
     On May 31, 2006, we elected to repay two notes prior to their expiration and paid approximately $3.0 million to retire these notes early. This repayment resulted in a $148,000 non-cash charge to write-off deferred financing fees in the second quarter of fiscal 2006, which is expected to be offset by interest savings from the date of the transaction through the end of fiscal 2006.
     Interest Expense
     Interest expense was approximately $417,000 or 1.4% of total revenue for the third quarter of fiscal 2006, compared to approximately $462,000 or 1.8% of total revenue for the comparable third quarter of fiscal 2005. Interest expense was approximately $1.3 million or 1.5% of total revenue for the nine months ending October 1, 2006, compared to approximately $1.4 million or 1.8% of total revenue for the comparable period of fiscal 2005. This line item reflects interest expense from capital lease obligations, notes payable, financing lease obligations and a current rate of 8.0% on deferrals made under our non-qualified deferred compensation plan. As discussed above, we repaid approximately $3.0 million in long-term debt, which will result in lower interest expense in the fourth quarter of fiscal 2006. If we elect to utilize our line of credit for the repurchase of stock or for other general corporate purposes during the fourth quarter, interest expense would increase accordingly.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Interest Income
     Interest income was approximately $83,000 and $54,000 for the third quarter of fiscal 2006 and fiscal 2005, respectively. Interest income was approximately $278,000 and $205,000 for the nine months ended October 1, 2006 and October 2, 2005, respectively.
     Other Income (Expense), net
     During the third quarter of fiscal 2006, we realized other income, net, of approximately $5,000, which compares to other expense, net, of approximately $62,000 for the third quarter of 2005. For the nine months ended October 1, 2006, other expense, net, was approximately $41,000, compared to the prior year comparable period of other expense, net, of approximately $59,000.
     Income Tax Provision
     For the third quarter of fiscal 2006, we recorded a provision for income taxes of $970,000, or approximately 37.0% of income before taxes, compared to a tax provision of approximately $760,000, or approximately 38.2% of income before income taxes for the third quarter of fiscal 2005. For the nine months ended October 1, 2006, our tax provision was approximately $2.3 million, compared to the prior year comparable period of approximately $2.2 million. We estimate a 37.0% tax provision for the remainder of fiscal 2006.
     Basic and Diluted Net Income Per Common Share
     Net income for the third quarter ended October 1, 2006 was approximately $1.6 million or $0.15 per basic common share on approximately 10,438,000 weighted average basic shares outstanding, as compared to net income of approximately $1.2 million or $0.12 per basic common share on approximately 10,554,000 weighted average basic shares outstanding for the third quarter ended October 2, 2005. Net income for the nine months ended October 1, 2006, was approximately $3.9 million or $0.37 per basic common share on approximately 10,539,000 weighted average basic shares outstanding, compared to net income of approximately $3.6 million or $0.33 per basic common share on approximately 10,905,000 weighted average diluted shares outstanding for the nine months ended October 2, 2005.
     Diluted net income per common share for the third quarter ended October 1, 2006 was $0.15 per common share on approximately 10,778,000 weighted average diluted shares outstanding, compared to $0.11 per common share on approximately 10,879,000 weighted average diluted shares outstanding for the third quarter ended October 2, 2005. Diluted net income per common share for the nine months ended October 1, 2006 was $0.35 per common share on approximately 10,888,000 weighted average diluted shares outstanding, compared to $0.32 per common share on approximately 11,254,000 weighted average diluted shares outstanding for the nine months ended October 2, 2005.
Financial Condition, Liquidity and Capital Resources
     As of October 1, 2006, our balance of unrestricted cash and cash equivalents was approximately $3.9 million, a decrease of approximately $532,000 from the fiscal 2005 year-end balance of approximately $4.4 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our quick ratio, which measures our immediate short-term liquidity, was 0.65 at October 1, 2006, compared to 0.76 on January 1, 2006. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net, and dividing by total current liabilities. The change in our quick ratio was primarily due to a decrease in cash and an increase in current liabilities.
     Net cash provided by operations for the nine months ended October 1, 2006 was approximately $13.1 million, compared to approximately $8.3 million for the nine months ended October 2, 2005. Cash generated in fiscal 2006 was primarily from net income of approximately $3.9 million, depreciation and amortization of approximately $3.3 million, the utilization of our deferred tax asset of approximately $1.5 million, asset impairment and estimated lease termination and other closing costs of approximately $1.1 million, stock-based compensation of approximately $1.1 million, an increase in accrued compensation and benefits of approximately $1.0 million due to the payout of company bonuses accrued at year end, a decrease in restricted cash of approximately $607,000 due to the elimination of approximately $500,000 in restricted funds for our former self-funded benefit plans, an increase in deferred rent of approximately $388,000, and an approximate $148,000 write-off of deferred financing costs due to the early extinguishment of debt. There was a total of approximately $108,000 in partial offsets that reduced cash provided by operations.
     Net cash provided by operations for the nine months ended October 2, 2005 was approximately $8.3 million. Cash generated by operations in the first nine months of 2005 reflects net income of approximately $3.6 million, depreciation and amortization of approximately $3.3 million, usage of the deferred tax asset of approximately $2.0 million, an increase in deferred rent of approximately $690,000, stock-based compensation of approximately $453,000, an increase in other current liabilities of $378,000, a decrease of $285,000 in prepaids and other current assets, and an increase in accrued compensation and benefits of approximately $157,000. These increases were partially offset by an approximate $1.1 million increase in restricted cash, a decrease in accounts payable of approximately $909,000, and an increase in accounts receivable of approximately $581,000.
     Net cash used for investing activities for the first nine months of fiscal 2006 was approximately $5.6 million, reflecting capital expenditures of approximately $5.8 million for new company-owned restaurants, a re-image of an existing company-owned restaurant, corporate infrastructure, and normal restaurant capital expenditures. We expect to spend a total of approximately $8.1 million on capital additions in 2006. The amount of capital expenditures was partially offset by payments received on notes receivable of approximately $171,000. Net cash used for investing activities for the first nine months of fiscal 2005 was approximately $4.2 million, reflecting capital expenditures of approximately $5.1 million, partially offset by proceeds from the sale of land and building to a franchisee for $525,000, and payments received on notes receivable of approximately $405,000.
     Net cash used for financing activities was approximately $8.0 million for the first nine months of fiscal 2006, compared to cash used for financing activities of approximately $11.1 million for the first nine months of fiscal 2005. The use of cash during the first nine months of fiscal 2006 was due to approximately $5.3 million spent on our third share repurchase program, including commissions, under which we repurchased 362,330 shares in the fiscal 2006 year-to-date period, approximately $3.4 million of payments on long-term debt and capital lease obligations, reflecting an early debt repayment for approximately $3.0 million, and approximately $34,000 for debt issuance costs related to the amendment and restatement of our credit facility. This use of cash was partially offset by approximately $653,000 in proceeds from the exercise of stock options.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The use of cash for the first nine months of fiscal 2005 was primarily due to our share repurchase program, under which we repurchased 954,900 shares in the fiscal 2005 year-to-date period for approximately $11.5 million, including commissions. The use of cash also reflects payments of $363,000 on long-term debt and capital lease obligations and payments of approximately $85,000 for debt issuance costs, partially offset by approximately $830,000 in proceeds from the exercise of stock options.
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increases the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility will bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at October 1, 2006) plus 0.5% or Wells Fargo’s prime rate (8.25% at October 1, 2006). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.375% or 0.25% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of October 1, 2006, was 0.25%.
     The Company expects to use any borrowings under the Credit Agreement for general working capital purposes, as well as the repurchase of shares under the Company’s share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under both Facilities as of October 1, 2006 and January 1, 2006.
     In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, thus reducing our availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this new Facility is July 31, 2011. We had no borrowings under this Facility and had $500,000 in Letters of Credit as of October 1, 2006. We had no borrowings under the previous Facility as of January 1, 2006.
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility. We expect remaining capital expenditures to be approximately $2.3 million for fiscal 2006 for the construction of one remaining ground-up new company-owned restaurant, corporate infrastructure, and normal capital expenditures for existing restaurants.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.
     Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” methods. The roll-over method quantifies the amount by which the current year income statement is misstated. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach.”
     SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect that the adoption of SAB 108 will have any significant effect on our financial position or results of operations.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of October 1, 2006 was approximately $12.7 million, including financing lease obligations. Of the outstanding long-term debt, approximately $1.2 million consists of a variable interest rate while the remainder was subject to a fixed interest rate.
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known with the Company as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increases the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility will bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at October 1, 2006) plus 0.5% or Wells Fargo’s prime rate (8.25% at October 1, 2006). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.375% or 0.25% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of October 1, 2006, was 0.25%.
     The Company expects to use any borrowings under the Credit Agreement for general working capital purposes, as well as the repurchase of shares under the Company’s share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under both Facilities as of October 1, 2006 and January 1, 2006. In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, thus reducing our availability for general corporate purposes, and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this new Facility is July 31, 2011. We had no borrowings under this Facility and had $500,000 in Letters of Credit as of October 1, 2006. We had no borrowings under the previous Facility as of January 1, 2006.
     Some of the food products and other restaurant supplies purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food and other restaurant supplies from vendors. In addition, we believe that substantially all of our food and other restaurant supplies are available from several sources, which helps to control these commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to food and other restaurant supply product price increases.

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
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On May 9, 2006, our Board of Directors authorized a third stock repurchase plan that authorized the repurchase of up to an additional 1.0 million shares of our common stock. The plan authorized us to purchase shares from time-to-time in both the open market or through privately negotiated transactions. The repurchase is expected to be funded from the Company’s available working capital and through sources such as the Company’s Credit Facility.
     As of October 1, 2006, we completed the purchase of 362,330 outstanding shares under this program at an average market price of $14.51, excluding commissions. All share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER (continued)
     The following table includes information about our share repurchases for the third quarter ended October 1, 2006.

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			(or Units)	Shares
		Average Price Paid	Purchased as Part	(or Units)
	Total Number of	per	of Publicly	that May Yet be
	Shares	Share(1)	Announced Plans or	Purchased Under the
Period	(or Units) Purchased	(or Unit)	Programs	Plans or Programs
Month #7 (July 3, 2006 — July 30, 2006)	—	$ N/A	—	841,400
Month #8 (July 31, 2006 — August 27, 2006)	80,430	$13.44	239,030	760,970
Month #9 (August 28, 2006 — October 1, 2006)	123,300	$14.79	362,330	637,670

(1)	Excluding Commissions
Item 5. OTHER INFORMATION
     On November 7, 2006, the Company’s Board of Directors approved an amendment to the Famous Dave’s of America, Inc. 1995 Stock Option and Compensation Plan (the “1995 Plan”). The 1995 Plan requires participants to pay the Company amounts required to be withheld under applicable income tax laws in connection with distributions of common stock and other equity incentive awards. Participants may satisfy this requirement by electing to have the Company withhold shares from the applicable distribution having a value equal to amount required to be withheld, subject to notice and timing restrictions applicable to elections made by officers and directors of the Company. The amendment, a copy of which is attached as Exhibit 10.2 to this Quarterly Report, removes the notice and timing restrictions otherwise applicable to elections made by officers and directors.
Item 6. EXHIBITS
10.1
Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 31, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 2, 2006.

10.2	Amendment to 1995 Employee Stock Option and Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)

Dated: November 9, 2006	By:	/s/ David Goronkin
David Goronkin
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 9, 2006		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.2	Amendment to 1995 Employee Stock Option and Compensation Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002