Form 10-K
period 2006-12-31
FAMOUS DAVES OF AMERICA INC
filed 2007-03-16
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Commission File No. 0-21625

FAMOUS DAVE’S of AMERICA, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1782300 (I.R.S. Employer Identification No.)
12701 Whitewater Drive, Suite 200
Minnetonka, MN 55343
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code (952) 294-1300
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934 (the Act).
Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2006 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ National Market SM on June 30, 2006, was $ 132,998,697. As of March 9, 2007, 10,138,789 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 8, 2007 (the “2007 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2007 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2006.

PART I
ITEM 1. BUSINESS
General Development of Business
     Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of December 31, 2006, there were 145 Famous Dave’s restaurants operating in 35 states, including 41 company-owned restaurants and 104 franchise-operated restaurants. An additional 162 franchise restaurants were committed to be developed through signed area development agreements at December 31, 2006.
Financial Information about Segments
     Since our inception, our revenue, operating income (losses) and assets have been attributable to the single industry segment of the foodservice industry. Our revenue and operating income for each of the last three fiscal years, and our assets for each of the last two fiscal years, are set forth elsewhere in this Form 10-K under Item 8, Financial Statements and Supplementary Data.
Narrative Description of Business
     Famous Dave’s restaurants, a majority of which offer full table service, feature hickory-smoked off-the-grill meat entrée favorites. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature signage. As of December 31, 2006, 35 of our company-owned restaurants were full-service and 6 were counter-service. In 2007, we plan to open up to five company-owned restaurants featuring our “Smokehouse” design elements which include the following: a designated bar, a signature exterior smokestack, a separate entrance for our category-leading “TO GO” business and a patio (where available). This design enables us to capitalize on a consistent and readily identifiable look and feel for our future locations. Our newest restaurants opened in fiscal 2006 have approximately 6,000 square feet, and approximately 175 seats with 50 seats in the bar and 32 additional seats on the patio.
     We pride ourselves on the following:
     High Quality Food – Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Enticing side items, such as honey-buttered corn bread, potato salad, coleslaw, Shack Fries™ and Wilbur Beans™, accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding, Hot Fudge Kahlua™ Brownies, and recently added Key Lime Pie, are a specialty. To complement our smoked meat entrée and appetizer items and to suit different customer tastes, we offer five regional tableside barbeque sauces: Rich & Sassy®, Texas Pit™, Georgia Mustard™, Devil’s Spit® and Sweet and Zesty™. These sauces, in addition to a variety of seasonings, rubs, marinades, and other items are also distributed in retail grocery stores throughout the country under licensing agreements.
     We believe that high quality food, “scratch cooking” and smoking our meats daily at each of our restaurants are principal points of differentiation between us and other casual dining competitors and are a significant contributing factor to repeat business. We also feel that our focus on barbecue and being “True to the ‘Que” allows for product innovation without diluting our brand. As such, we see no geographic impediments to scaling our concept and brand. Our off-premise sales are the highest in the industry with a separate “TO GO” entrance at many of our restaurants with prominent and distinct signage, and for added convenience, we separately staff the “TO GO” counter.
     Distinctive Environment — Décor and Music – Our original décor theme was a nostalgic roadhouse shack (“Shack”), as defined by the abundant use of rustic antiques and items of Americana. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have now evolved our format to that of a full-service “Smokehouse” concept. This design incorporates the best attributes of the past restaurants while providing a consistent brand image. Of our 41 restaurants as of December 31, 2006, 35 were full-service restaurants with 24 having the “Lodge” format, 6 having the “Shack” format, and one, located in the Minneapolis market, was a “Blues Club” format. Three new company-owned restaurants were opened in fiscal 2006. With the fiscal 2005 conversion of our Maple Grove, Minnesota restaurant from a counter-service, to a full-service restaurant, we incorporated many of the smokehouse concept elements. We now have a total of four “Smokehouse” restaurants with the smokehouse concept. We also have five counter-service restaurants with the “Shack” format. We will continue to evaluate converting other counter-service restaurants to full-service restaurants where there is determined to be a sufficient return on our investment.
     Broad-Based Appeal – We believe that our concept has broad appeal because it attracts customers of all ages, the menu offers a variety of items, and our distinctive sauces allow our guests to customize their experience, appealing to many tastes. We believe that our distinctive barbecue concept, combined with our high-quality food, make Famous Dave’s appealing to families, children, teenagers and adults of all ages and socio-economic backgrounds.
Operating Strategy
     Our journey to achieving sustainable profitable growth requires us to deliver high-quality experiences in terms of both food and hospitality to every guest, every day, and to enhance brand awareness in our markets. Key elements of our strategy include the following:
     Operational Excellence – During fiscal 2006, we continued our intense focus on operational excellence and integrity, and on creating a consistently great guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. It also means an unyielding commitment to our guests to provide a “Famous” experience with every visit through the execution of precision service. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.
     Our menu focuses on a number of popular smoked, barbeque, meat, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared proprietary seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs, and eliminates the need for highly compensated chefs. In 2004, in order to enhance our appeal, expand our audience, and promote our cravable products without discounting, we began to introduce Limited-Time Offerings (LTO’s) which often provide higher margins than our regular menu items. We believe that constant and exciting new product introductions, offered for a limited period of time, encourage trial visits, build repeat traffic and increase exposure to our regular menu. In order to increase customer frequency, we have assembled a research and development product pipeline designed to generate four to six product introductions annually.

     The first quarter of fiscal 2006 included a successful Spring promotion with our LTO of a Blackened Catfish Dinner, a Corn Dusted Catfish Sandwich, a Crawfish and Cajun Fries Appetizer, and Dave’s Sassy Crawfish BBQ Salad. Our summer promotion in June, July and August featured combinations of our St. Louis-style ribs and baby back ribs, in addition to a phenomenal key lime pie. Our Fall Porktoberfest Promotion consisted of a pork loin entrée, pork sandwich, and a combo. The “Rum Yummy Pork Loin” featured two thick slices of hickory-smoked pork loin, topped with a spicy-sweet glaze made from Captain Morgan ® Original Spiced Rum and Granny Smith apples. The sandwich offering, “the Pig Dipper”, consisted of a thinly sliced hickory-smoked pork loin, topped with jalapeno bacon, and cheddar cheese, piled on a toasted ciabatta bread, served with Dave’s own tangy Georgia Mustard ® au jus. The pork combo offering consisted of a thick slice of tender char-grilled pork loin slathered in Rich and Sassy ® BBQ sauce, complimented with 4 award-winning St. Louis-style spareribs.
     The 2007 Seafood promotion is a 9-week program that started in early February and ends in early April. This promotion features St. Louis-style sparerib and fish combinations, featuring either beer-battered cod or sweet and sassy grilled salmon, a beer-battered cod sandwich and platter, as well as existing menu items: a catfish fingers appetizer and sweet and sassy salmon platter.
     Human Resources and Training – Our Human Resource and Training Departments are committed to improving performance in our restaurants while making Famous Dave’s the absolute best place to work. Our metrics and overall effectiveness show that we are quickly becoming one of the best employers.
     In fiscal 2006 we implemented a recruiting and staffing software solution. This system has helped increase efficiencies in our restaurants and Support Center. The solution includes an on-line application and assessment designed to hire top talent and the best candidates for each position. It also is integrated into our payroll system and saves Managers time filling out paperwork and increases the accuracy of new hire payroll documents.
     We are a performance-based organization committed to recognizing and rewarding performance at all levels of the organization. Our compensation is very much viewed as part of a total rewards program, and is benchmarked closely against the industry. Our total rewards program includes health and welfare coverage, 401(k) and non-qualified deferred compensation plans offering a company match, and base pay and incentive programs developed to maintain our competitive position. We are pleased with our progress in retention as Management and hourly Associate turnover has been maintained at or below industry averages. Our Management turnover for fiscal 2006 was 26% and Associate turnover was 86%.
     In the Training and Development arena, a number of successful training courses were conducted for both restaurant Manager and Multi-Unit Manager levels to create defined career paths. Training courses are offered to both corporate Management and Franchise Partners. During fiscal 2006, our classes focused on core competencies and opportunities for success. The curriculum included food safety and alcohol awareness; food execution and quality; human resource skills and restaurant supervision.
     Our leadership development program, entitled “Good to Great”, was instrumental in assessing and training our high potential leaders at all levels of the organization. This process includes strength coaching, people, sales and profit presentations, financial education, and networking opportunities with the Executive Team. Our General Manager Workshop in 2006 was focused on execution of the basics of restaurant Management and how to effectively manage Generation Y. Participants included all company-owned restaurant General Managers and Area Directors along with most of our franchise-operated restaurant General Managers and Multi-Unit Operators. In addition to developing leaders in our restaurants, we provide individualized training and strength coaching opportunities to all our Support Center Associates.

     Our President’s Club program rewards General Managers for accomplishments in many areas directly related to great restaurant operations, such as sales growth, operating results, safety programs, internal promotions, retention and increased Guest satisfaction scores. During fiscal 2006, over half of our General Managers successfully attained the President’s Club designation. During fiscal 2006 we implemented our Smokin’ Superstar program to recognize contributions towards the operational success of the organization. Two Support Center Associates were recognized by both the Company and franchise operation’s team for their outstanding service and support.
     During fiscal 2007, Human Resources and Training will focus on the selection and retention of superior talent through our programs in succession planning, talent management, safety and risk reduction, organizational development and training.
Restaurant Operations
     Our ability to manage multiple restaurants in geographically diverse locations is central to our overall success. In each market, we place specific emphasis on the positions of Area Director and General Manager, and seek talented individuals that bring a diverse set of skills, knowledge, and experience to the Company. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of Associates and the establishment of, and adherence to, high standards relating to performance, food and beverage preparation, and maintenance of facilities.
     All General Managers must complete a seven-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and Associate relations. We have prepared operations’ manuals relating to food and beverage quality and service standards. New Associates participate in training under the close supervision of our management. Each General Manager reports up through an Area Director, who manages from four to nine restaurants, depending on the region. Our Area Directors have all been successful General Managers, either for Famous Dave’s or for other restaurants, and are responsible for ensuring that operational standards are consistently applied in our restaurants, communication of company focus and priorities, and supporting the development of restaurant management teams. In addition to the training that the General Managers are required to complete, as noted above, our Area Directors receive additional training through Area Director workshops that focus specifically on managing multiple locations, planning, time management, staff and management development skills.
     During fiscal 2006, we introduced the Director of Operations position, which allows us to have our operations’ leadership closer to the day-in and day-out business of our restaurants, thus creating a smaller span of control for each Director of Operations, and allowing them to apply a much sharper focus to their restaurants’ operations. We currently have two Directors of Operations. The Directors of Operations assist in the professional development of our Area Directors and General Mangers as we prepare for future company-owned growth. They are also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing people and growing profits.
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

     Off-Premise Occasions — Focus on Convenience – In addition to our lively and entertaining sit-down experience, we provide our guests with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave’s entrées and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. Also, the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive. During fiscal 2006, we saw continued success in our industry-leading off-premise sales. Approximately 33% of our restaurant sales in fiscal 2006, were derived from catering and “TO GO,” providing us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business. Our restaurants have been designed specifically to accommodate a significant level of “TO GO” sales, including a separate “TO GO” entrance with prominent and distinct signage and for added convenience; we separately staff the “TO GO” counter.
     Catering continues to grow as more consumers and local businesses become aware of the portability of our product. In addition, each restaurant has a dedicated vehicle to fully support our catering initiatives. The demand for Famous Dave’s catering, which accounted for approximately 10% of our sales for fiscal 2006, continues to increase, as consumers learn just how distinctive, flavorful and easy an event can be when they let Famous Dave’s bring the food. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants.
     “TO GO,” which accounted for approximately 23% of our restaurant sales for fiscal 2006, also continues to grow as an integral part of our overall business plan, and our new “Smokehouse” restaurants have a separate entrance for “TO GO” customers’ convenience. This option enables Famous Dave’s to capture a greater portion of the growing convenience and flexibility of the “take-out” market and allows consumers to “trade within our brand,” when dining in isn’t always an option. Our efforts are featured in all company-owned and franchise-operated restaurants and feature signage and merchandising both inside and outside the restaurants. From the time a guest drives into the parking lot to the time they leave the restaurant, they will be reminded of Famous Dave’s excellence in delivering the best barbeque “TO GO.”
     Customer Satisfaction – We believe that we achieve a significant level of repeat business by providing high-quality food, efficient friendly service, and warm caring hospitality in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the purposeful hiring, training and supervision of personnel and the establishment of, and adherence to, high standards of personnel performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms. We diligently monitor the guest experience through the use of mystery shopper programs and an interactive voice response (IVR) guest feedback system to ensure that our system is producing desired results. During 2006, we saw continued improvement in guest satisfaction scores through these monitoring programs.
     Value Proposition and Guest Frequency – We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.00 to $21.00 resulting in a per person average of $13.28 during the fourth quarter of fiscal 2006. Lunch checks averaged $11.62 during the fourth quarter of fiscal 2006 and dinner checks averaged $14.48 during the fourth quarter of fiscal 2006. We believe that constant and exciting new product introductions, offered for a limited period of time, will help drive new, as well as infrequent guests into our restaurants for additional meal occasions. We have a fully-equipped test kitchen at our corporate headquarters. This facility allows us to create new menu selections, prepare and test LTO’s and further refine our recipe books and preparation techniques.

Marketing and Promotion
     Famous Dave’s is the category-defining brand in barbecue. Specializing in a unique and distinctive brand of grilled, smoked, and southern style food, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. During fiscal 2007, we will continue to leverage our brand position. We have a system-wide public relations and marketing fund. All company-owned, and those franchise-operated restaurants with agreements signed after December 17, 2003, are required to contribute 1.0% of sales to this fund. We also use payments received from certain vendors in the form of rebates as additional funding. During fiscal 2007, we expect to spend approximately 3.5% of net restaurant sales on marketing and advertising, with 1.0% of net restaurant sales dedicated to the development of advertising and promotional materials and programs designed to create brand awareness in the markets within which we operate. BBDO of Minneapolis is our advertising agency of record, and they help drive the concept forward and create a distinctive positioning and consistent creative voice for the brand. In coordination with our marketing department, BBDO is responsible for the advertising, promotion, creative development, branding and media-buying for Famous Dave’s. In addition to the traditional marketing and publicity methods embraced in the past, Famous Dave’s used local outreach marketing efforts as appropriate in 2006, including television, cable, radio, and outdoor billboards.
     We are also creating awareness for the Famous Dave’s brand through product and brand licensing arrangements that extend our barbeque sauces, seasonings, rubs, marinades and other items in retail outlets across the United States. This retail distribution allows consumers to enrich their at-home barbeque experiences with Famous Dave’s bold and zesty flavors.
     Advertising isn’t the only vehicle we use to build awareness of the Famous Dave’s brand. In 2006, our “Rib Team” competed in scores of events and festivals nationwide. This team travels the country, participating in contests and festivals to introduce people to our brand of barbeque and build brand awareness in a segment largely defined by independents. Our “Rib Team’s” most notable award in 2006 was the Critic’s Choice Award at the “Best of the West” barbeque festival in Reno, Nevada, an invitation-only competition that we attended for the second time. Other best ribs awards included, the Great American Rib Cook-Off in Cleveland, Ohio, and the Pig Gig in Jupiter, Florida. We have also received various concept awards of which we are very proud, including Restaurants & Institutions Consumers Choice in Chains – Gold Award. Since inception, we have received over 200 awards. We have received a ranking of 162 out of 200 of the Top Franchises in Franchise Times.
     The strategic focus in 2007 for marketing and promotion remains the same – to be the segment-defining brand in BBQ, create more competitive distinction, and continue to strengthen the perception of value in the consumer’s mind.
Growth Strategy
     We believe that the barbeque segment of the casual dining niche of the restaurant industry offers strong growth opportunities, and we see no impediments to our growth on a geographical basis. Our geographical concentration as of December 31, 2006 was 52% Midwest, 21% South, 15% West and 12% Northeast. We are in 35 states with our concept. During fiscal 2007, we plan to open up to 5 company-owned restaurants and up to 20 to 25 franchise-operated restaurants. The key elements of our long-term growth strategy include the following:

     Company-Owned Restaurant Expansion – We intend to build in our existing markets in high profile, heavy traffic retail locations in order to continue to build brand awareness. Our plan is focused on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness, and creating opportunities for operating, distribution, and marketing efficiencies.
     We have implemented a real estate site selection model to assess the quality and sales potential of new locations. This process involved extensive consumer research in our existing restaurants which resulted in a guest profile, which is updated on an annual basis. Each location is evaluated based on three primary sales drivers, which include the sales potential from the residential base (home quality), employment base (work quality), and retail activity (retail quality). Locations are also evaluated on their site characteristics which include seven categories of key site attributes, including but not limited to, access, visibility, and parking.
     Development of company-owned markets is a very strategic process. An overall market development strategy is prepared for each market. The creation of this market strategy starts with identifying trade areas that align demographically with the guest profile. The trade areas are then assessed for viability and vitality and prioritized as initial, second tier, or future development. Since markets are dynamic, the market strategy includes a continual and ongoing assessment of all existing restaurant locations. If financially feasible, a restaurant may be relocated as the retail or residential focus of a trade area shifts.
     As previously mentioned, we have created a prototype design, called our “Smokehouse” concept, and we will be using this design for all future restaurants to streamline the development and expansion process. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our $20.0 million revolving line of credit.
     Franchise-Operated Restaurant Expansion – As of December 31, 2006, we had 162 signed franchise area development commitments that are expected to open over the next seven years. We continue to expand our franchisee network throughout the United States. Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. The area development agreements generally range from 5 to 15 restaurants.
Purchasing
     We strive to obtain consistent quality items at competitive prices from reliable sources. In order to maximize operational efficiencies and to provide the freshest ingredients for our food products, each restaurant’s management team determines the daily quantities of food items needed and orders such quantities to be delivered to their restaurant. The products, produced by major manufacturers designated by us, are shipped directly to the restaurants through foodservice distributors.
     Contract pricing accounts for approximately 86% of all of our total purchases. Contracts for various items are negotiated throughout the year and typically fix prices for twelve months. On occasion, we will enter into a short-term contract in times when it is anticipated that near-term prices could substantially decrease. For fiscal 2007, our poultry and pork contracts are annual contracts, while our brisket contract is from January-May. Of our total purchases, pork is approximately 32%, poultry is approximately 10%, and beef, including hamburger and brisket, is approximately 10%. Our pork contract renewal in October 2006 resulted in a 2.65% price decrease for 2007. Poultry prices negotiated in January 2007, resulted in a price increase of approximately 4%. Our brisket contract resulted in a 6% price increase for the January-May 2007 timeframe as compared to fiscal 2006. We have transitioned to a non-trans-fat oil product which resulted in a 1.7% price decrease over fiscal 2006 contract oil prices. As a result of these newly renewed contracts, we anticipate that food costs, as a percent of net restaurant sales, will remain flat for fiscal 2007 over the prior year.

     We believe we have opportunities to offset increases, if any, in commodity pricing through menu engineering such as the use of our LTO’s, which typically carry more margin than many of our core product offerings. Additionally, we will continue to evaluate taking price increases at least annually.
     In fiscal 2006, our adult beverage sales as a percentage of dine-in sales were approximately 10%, essentially flat to fiscal 2005. We have determined that we have limited ability to grow the bar in the majority of our existing restaurants due to the fact that these restaurants have little to no designated bar, and some only serve beer and wine. Recent openings in fiscal 2006 of company-owned restaurants with a designated bar are averaging slightly higher adult beverage sales than our overall Company average.
     Our food manufacturers produce our products and our distributors’ warehouse and ship our products. Our primary broad line distributor accounts for approximately 85% of our total purchases. We believe that our relationships with our food manufacturers and distributors are excellent, and anticipate no interruption in the supply of product delivered by any of these companies. In the case of a potential supply disruption, however, we have focused on identifying alternative supplies and methods to ensure that there is no disruption of product flow. We believe we could obtain competitive products and prices on short notice from a number of alternative suppliers.
Management Information Systems
     We believe that strong information systems are essential to our current operations and are critical towards enhancing our competitive position in our industry. We have invested significantly in building these capabilities.
     We have systems in place at the unit level for point-of-sale (POS), Associate screening and hiring, labor scheduling, and inventory management providing management with revenue and other key operating and financial information. These restaurant-level systems facilitate the movement of customer orders between the customer areas and kitchen operations, process credit and gift card transactions providing reporting that allows us to track the average guest check daily, by restaurant, by server, and by day part. They also track the time worked by each Associate, allowing management to more effectively manage labor costs through better determination of staffing needs and scheduling of Associate work hours.
     Our unit-level POS, time management and inventory management systems provide data for posting to our general ledger and to other accounting subsystems. Such reporting includes: (i) daily reports of revenue and labor, (ii) weekly reports of selected controllable restaurant expenses, and (iii) detailed monthly reports of revenue and expenses.
     In addition, many of our systems at the unit-level have an enterprise component that allows for integrated management and reporting at both the unit and enterprise levels. The enterprise-level systems include menu management providing us with centralized control and ease of deployment for restaurant menu management such as menu changes, tax structure and price changes.
     We continue to develop and implement new enhancements to our systems. In fiscal 2006, we implemented the first phase of a new labor-scheduling system and are in the midst of implementing a back-of-the-house management system to prepare for our next stage of growth. This entire project will take 18-24 months to fully implement, and is expected to cost approximately $2.0 million. This is a key restaurant management solution that will provide additional functionality to our restaurants, streamline our operations, improve management information, enhance our enterprise-level reporting, and reduce labor and operating expenses.

     Projects slated in fiscal 2007 include upgrades to our network and telecommunications infrastructure, providing additional redundancy at the restaurant and enterprise level, implementation of the back-of-the-house management system mentioned above, providing streamlined inventory and enhanced food cost management capabilities; implementation of a time and attendance system integrating our hiring, labor scheduling, POS, and payroll tools providing a more streamlined Associate on-boarding and management process. In addition, we will upgrade our POS system to the next generation of software and hardware giving us additional capabilities along with enhanced fail-over and redundancy.
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
Franchise Program
     We have offered franchises of our concept since July 1998 and currently file our franchise circular in all 50 states. Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants with our standards of quality and promote and develop Famous Dave’s brand awareness.
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

     At December 31, 2006, we had 36 franchise partners operating 104 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 162 franchise restaurants, were in place as of December 31, 2006. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. We continue to grow the franchise program for our restaurants and anticipate up to 20 to 25 additional franchise restaurants will open during fiscal 2007.
     As of December 31, 2006, we had franchise-operated restaurants in the following locations:

State	Number of Franchise-Operated Restaurants
Arizona	4
California	5
Colorado	2
Connecticut	1
Florida	2
Georgia	4
Illinois	3
Indiana	2
Iowa	3
Kansas	4
Kentucky	1
Massachusetts	2
Michigan	10
Minnesota	8
Missouri	1
Montana	3
Nebraska	4
Nevada	1
New Hampshire	1
New Jersey	6
New York	4
North Dakota	2
Ohio	3
Pennsylvania	3
South Dakota	1
Tennessee	5
Texas	1
Utah	4
Washington	2
West Virginia	2
Wisconsin	10
Total	104
     During 2007, we plan to open restaurants in existing states and plan to add the state of Maine.
     Our Franchise Business Consultants (“FBC’s”) are a critical position for us as well as to our franchise community. FBC’s manage the relationship between the franchisee and the franchisor and provide an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. The FBC’s share best practices throughout the system and work to create a one-system mentality that benefits everyone. In addition, they ensure compliance with obligations under our area development and franchise agreements. Franchisees are able to utilize all available assistance from the FBC’s and the Support Center but are not required to do so.
     We make periodic inspections of our franchise-operated restaurants to ensure that the franchisee is complying with the same quality of service, operational excellence and food specifications that is found at our company-owned restaurants. We generally provide support as it relates to all aspects of the franchise operations including, store openings, operating performance, and human resource strategic planning.
     Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, at which time we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a monthly royalty of 5% of their net sales.
     The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, smallwares, décor and training fees as well as working capital. All new franchisees are required to contribute 1% of net sales to a national public relations and marketing fund dedicated to building system-wide brand awareness.
Seasonality
     Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt customer and Associate transportation to our restaurants.
Government Regulation
     Our Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Any difficulty or failure to obtain required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew a license could interrupt operations at an existing restaurant, any of which would adversely affect our operations. Restaurant operating costs are also affected by other government actions that are beyond our control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs, property and casualty insurance, and unemployment and other taxes. We are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
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
Associates
     As of December 31, 2006, we employed approximately 2,600 Associates, of which approximately 270 were full-time. None of our Associates are covered by a collective bargaining agreement. We consider our relationships with our Associates to be good.
ITEM 1A. RISK FACTORS
     Famous Dave’s makes written and oral statements from time to time, including statements contained in this Annual Report on Form 10-K regarding its business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “anticipates,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other Company representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
Our Future Revenue and Operating Income Are Dependent on Consumer Preference and Our Ability to Successfully Execute Our Plan.
     Our Company’s future revenue and operating income will depend upon various factors, including continued and additional market acceptance of the Famous Dave’s concept, the quality of our restaurant operations, our ability to grow our brand, our ability to successfully expand into new and existing markets, our ability to successfully execute our franchise program, our ability to raise additional financing as needed, discretionary consumer spending, the overall success of the venues where Famous Dave’s restaurants are or will be located, economic conditions affecting disposable consumer income, general economic conditions and the continued popularity of the Famous Dave’s concept. An adverse change in any or all of these conditions would have a negative effect on our operations and the market value of our common stock.
     It is our plan to open up to five company-owned restaurants and up to 20-25 franchise-operated restaurants in fiscal 2007. There is no guarantee that any of our company-owned or franchise-operated restaurants will open when planned, or at all, due to the risks associated with the development of new restaurants, such as governmental approvals, the availability of sites, and the availability of capital, many of which are beyond our control. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.
     Competition May Reduce Our Revenue and Operating Income.
     Competition in the restaurant industry is intense. The restaurant industry is affected by changes in consumer preferences, as well as by national, regional and local economic conditions, and demographic trends. Discretionary spending priorities, traffic patterns, tourist travel, weather conditions, Associate availability and the type, number and location of competing restaurants, among other factors, will also directly affect the performance of our restaurants. Changes in any of these factors in the markets where we currently operate our restaurants could adversely affect the results of our operations.
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
     Many of our competitors have substantially greater financial, marketing and other resources than we do. Regional and national restaurant companies continue to expand their operations into our current and anticipated market areas. We believe our ability to compete effectively depends on our ongoing ability to promote our brand and offer high quality food and hospitality in a distinctive and comfortable environment. If we are unable to respond to the various competitive factors affecting the restaurant industry, our revenue and operating income could be adversely affected.

Our Failure to Execute Our Franchise Program May Negatively Impact Our Revenue and Operating Income.
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
The Inability to Develop and Construct Our Restaurants Within Projected Budgets and Time Periods Could Adversely Affect Our Business and Financial Condition.
     Many factors may affect the costs associated with the development and construction of our restaurants, including landlord delays, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the project, and other unanticipated increases in costs, any of which could give rise to delays or cost overruns. If we are not able to develop additional restaurants within anticipated budgets or time periods, our business, financial condition, results of operations and cash flows could be adversely affected.
The Restaurant Industry is Subject to Extensive Government Regulation That Could Negatively Impact Our Business.
     The restaurant industry is subject to extensive state and local government regulation by various government agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the preparation and sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards, minimum wage requirements, workers’ compensation and citizenship requirement. To the extent that we offer and sell franchises, we are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. We may also be subject in certain states to “dram-shop” statutes, which provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

     Any change in the current status of such regulations, including an increase in Associate benefits costs, workers’ compensation insurance rates, or other costs associated with Associates, could substantially increase our compliance and labor costs. Because we pay many of our restaurant-level personnel rates based on either the federal or the state minimum wage, increases in the minimum wage would lead to increased labor costs. In addition, our operating results would be adversely affected in the event we fail to maintain our food and liquor licenses. Furthermore, restaurant operating costs are affected by increases in unemployment tax rates, sales taxes and similar costs over which we have no control.
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
     Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 9, 2007, we had 10,138,789 shares of common stock outstanding.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. We have developed a prototype, which is the first-ever standard format for us. The prototype is approximately 6,000 square feet in size and will represent a consistent brand image across all markets while still allowing for new construction and the renovation of pre-existing restaurants. We opened three company-owned restaurants in fiscal 2006, our first since fiscal 2003. Chantilly, Virginia opened in January 2006, Waldorf, Maryland opened in June 2006, and Coon Rapids, Minnesota opened in December 2006 using this prototype. We expect to open up to five additional company-owned restaurants with ground-up construction during fiscal 2007.
     Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 1 to 36 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales. We have three sublease arrangements with a franchisee. These leases are our responsibility, but we have offered them to our franchisee on substantially equal terms to the original leases.
     Our executive offices are currently located in approximately 26,000 square feet in Minnetonka, Minnesota, under a lease which commenced in August 2005, and which continues for a term of 97 months, plus two five-year renewal options. The minimum annual rent commitment remaining over the lease term is approximately $4.3 million. We believe that our current restaurant properties will be suitable for our needs and adequate for operations for the foreseeable future. We also believe that our corporate office leased space is adequate for our operations for the foreseeable future.

     The following table sets forth certain information about our existing company-owned restaurant locations, as of December 31, 2006, sorted by opening date:

		Square	Interior	Owned
	Location	Footage	Seats	or Leased		Date Opened
1	Roseville, MN	4,800	105	Leased		June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased		September 1996
3	Maple Grove, MN(3)	6,100	146	Owned	(1)	April 1997
4	Highland Park (St. Paul, MN)	5,200	125	Leased	(5)	June 1997
5	Stillwater, MN	5,200	130	Owned	(1)	July 1997
6	Apple Valley, MN	3,800	90	Owned	(1)	July 1997
7	Forest Lake, MN	4,500	100	Leased	(5)	October 1997
8	Minnetonka, MN	5,500	140	Owned	(2)	December 1997
9	Plymouth, MN	2,100	20	Owned	(4)	December 1997
10	West St. Paul, MN	6,800	140	Leased	(5)	January 1998
11	West Des Moines, IA	5,700	150	Leased		April 1998
12	Des Moines, IA	5,800	150	Leased		April 1998
13	Naperville, IL	5,500	170	Leased		April 1998
14	Cedar Falls, IA	5,400	130	Leased		September 1998
15	Bloomington, MN	5,400	140	Leased		October 1998
16	Woodbury, MN	5,900	180	Owned	(2)	October 1998
17	Lincoln, NE	6,200	185	Owned	(4)	December 1999
18	Columbia, MD	7,200	270	Leased		January 2000
19	Annapolis, MD	6,800	219	Leased		January 2000
20	Frederick, MD	5,600	180	Leased		January 2000
21	Woodbridge, VA	6,000	219	Leased		January 2000
22	Vernon Hills, IL	6,660	222	Leased		February 2000
23	Addison, IL	5,000	135	Owned	(4)	March 2000
24	Lombard, IL	6,500	233	Leased		July 2000
25	North Riverside, IL	4,700	150	Leased		August 2000
26	Sterling, VA	5,800	200	Leased		December 2000
27	Carpentersville, IL	6,000	191	Leased		February 2001
28	Oakton, VA	4,400	184	Leased		May 2001
29	Laurel, MD	5,200	165	Leased		August 2001
30	Palatine, IL	9,100	249	Leased		August 2001
31	Richmond I (Richmond, VA)	5,400	180	Owned	(2)	December 2001
32	Gaithersburg, MD	5,000	170	Leased		May 2002
33	Richmond II (Richmond, VA)	5,200	158	Owned	(2)	June 2002
34	Orland Park, IL	5,400	158	Leased		June 2002
35	Tulsa, OK	4,700	180	Owned	(2)	September 2002
36	Virginia Commons, VA	5,600	186	Owned	(2)	June 2003
37	Rogers, AR	5,600	186	Owned		June 2003
38	Chantilly, VA	6,400	205	Leased	(5)	January 2006
39	Florence, KY	5,900	217	Leased		January 2006
40	Waldorf, MD	6,600	200	Leased	(5)	June 2006
41	Coon Rapids, MN	6,300	160	Owned	(4)	December 2006

All seat count and square footage amounts are approximate.
(1)	Restaurant is collateral in a sale-leaseback financing.
(2)	Restaurant is subject to a mortgage.
(3)	Restaurant was converted in October 2005 from counter-service to full-service and its square footage and interior seat counts were increased.
(4)	Restaurant land and building is owned by the Company.
(5)	Restaurant land is subject to a ground lease.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Market Information
     Our common stock has traded on the Nasdaq Global Market (formerly the NASDAQ National Market SM ) under the symbol DAVE since July 24, 1997. Our common stock traded on the NASDAQ Small Cap Market SM prior to July 24, 1997 and since November 1996 under the same symbol.
     The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on the NASDAQ National Market SM:

	2006		2005
Period	High	Low	High	Low
1st Quarter	$13.99	$11.10	$15.00	$9.62
2nd Quarter	$16.00	$12.80	$13.96	$9.43
3rd Quarter	$15.34	$12.17	$13.08	$9.39
4th Quarter	$17.24	$14.34	$12.27	$10.26
     Holders
     As of March 9, 2007, we had approximately 383 shareholders of record and an estimated 5,900 beneficial shareholders.
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
     Securities Authorized for Issuance under Equity Compensation Plans
     The Company maintains the 1995 Stock Option and Compensation Plan (the “Management Plan”), the 1997 Employee Stock Option Plan (the “Employee Plan”), the 1998 Director Stock Option Plan (the “Director Plan”) and the 2005 Stock Incentive Plan (the “2005 Plan”). We have also granted stock incentives outside of these equity compensation plans in limited situations. The Management Plan is designed to furnish a variety of economic incentives designed to attract, retain and motivate associates (including officers) of, and consultants to, the Company. However, no further grants of incentive may be made under the Management Plan after December 29, 2005 because the terms of the Management Plan prohibit such grants after the tenth anniversary of the date the Management Plan was approved by the Company’s Board of Directors. Nonetheless, the Management Plan will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated. The purpose of the Employee Plan is to attract, retain and motivate associates of the Company (not including officers and directors of the Company) by furnishing opportunities to purchase or receive shares of the Company’s Common Stock. The purpose of the Director Plan is to encourage share ownership by Company directors who are not Associates of the Company in order to promote long-term shareholder value through continuing ownership of the Company’s Common Stock. The purpose of the 2005 Plan, which was approved by the Company’s shareholders at the May 2005 annual shareholders meeting, is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate associates (including officers), certain key consultants and directors of the Company.
     The Management Plan, the Director Plan and the 2005 Plan have each been approved by the Company’s shareholders. The Employee Plan has not been submitted for approval to the Company’s shareholders. The following table sets forth certain information as of December 31, 2006 with respect to the Management Plan, the Employee Plan, the Director Plan and the 2005 Plan.

			Number of Securities
			Remaining Available for
		Weighted-	Future Issuance Under
	Number of Securities	Average	Equity Compensation
	to be Issued Upon	Exercise Price of	Plans (Excluding
	Exercise of	Outstanding	Securities Reflected in
	Outstanding Options	Options	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by shareholders:
1995 Stock Option and Compensation Plan	377,500	$ 4.98	187,986	(1)
1998 Director Stock Option Plan	180,500	$ 5.77	19,500
2005 Stock Incentive Plan	10,000	$ 10.98	420,700	(1)

TOTAL	568,000	$ 5.34	628,186

Equity compensation plans not approved by shareholders:
1997 Employee Stock Option Plan	159,681	$ 4.90	151,567	(1)

TOTAL	727,681	$ 5.24	779,753

(1)
Includes shares reserved for issuance under the Company’s existing Performance Share Programs: 187,986 shares under the Management Plan, 94,019 shares under the Employee Plan and 6,400 shares under the 2005 Plan.

Stock Performance Graph
     The Securities and Exchange Commission requires that the Company include in this 10-K, a line-graph presentation comparing the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by the Company. The following presentation compares the Company’s common stock price for the period from December 30, 2001 through December 31, 2006, to the S&P 500 Stock Index and to the S&P Small Cap Restaurant Index.
     The Company has elected to use the S&P Small Cap Restaurant Index in compiling its stock performance graph because it believes the S&P Small Cap Restaurant Index represents a comparison to competitors with similar market capitalization to the Company.
     The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and the S&P Small Cap Restaurant Index was $100 on December 30, 2001, and that any dividends paid were reinvested in the same security.

Comparison of Five-Year Cumulative Total Return
Among Famous Dave’s Of America, Inc., The S&P 500 Index,
And The S&P Small Cap Restaurant Index
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 12/30/01)
(fiscal year end)

Total Return Analysis	12/30/2001	12/29/2002	12/28/2003	1/2/2005	1/1/2006	12/31/2006
Famous Dave’s of America	$100.00	$41.32	$68.71	$177.33	$156.75	$229.35
S&P Small Cap Restaurants	$100.00	$102.28	$146.18	$178.49	$182.07	$201.65
S&P 500	$100.00	$76.59	$97.57	$110.23	$115.64	$133.76

Source: CTA Public Relations www.ctapr.com (303) 665-4200. Data from Bridge Information Systems.
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
     As of December 31, 2006, we completed the purchase of 611,430 outstanding shares under this program at an average market price of $15.20, excluding commissions. All share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.

     The following table includes information about our share repurchases for the fourth quarter ended December 31, 2006.

			Total Number of	Maximum Number
			Shares	(or Approximate Dollar
	Total	Average	(or Units)	Value) of Shares
	Number of	Price Paid	Purchased as Part	(or Units)
	Shares	per	of Publicly	that May Yet be
	(or Units)	Share(1)	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
Month #10 (October 2, 2006 – October 29, 2006)	68,600	$15.35	430,930	569,070
Month #11 (October 30, 2006 – November 26, 2006)	114,000	$16.53	544,930	455,070
Month #12 (November 27, 2006 – December 31, 2006)	66,500	$16.54	611,430	388,570

(1)	Excluding Commissions
ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of and for the fiscal years ended December 31, 2006 (fiscal year 2006), January 1, 2006 (fiscal year 2005), January 2, 2005 (fiscal year 2004), December 28, 2003 (fiscal year 2003) and December 29, 2002 (fiscal year 2002) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR	2006	2005	2004 (1)		2003	2002
($’s in 000’s, except per share data and average weekly sales)

STATEMENT OF OPERATIONS DATA
Revenue	$116,621	$102,354	$99,325		$97,740	$90,820
Asset impairment and estimated lease termination and other closing costs (2)	$(1,136)	$—	$—		$(4,238)	$—
Income (loss) from operations	$9,243	$8,735	$7,437		$(193)	$4,470
Equity in loss of unconsolidated affiliate (3)	$—	$—	$—		$(2,155)	$(5,994)
Income tax (provision) benefit	$(2,720)	$(2,700)	$(1,900)		$1,778	$1,211
Net income (loss)	$4,924	$4,391	$3,498		$(2,898)	$(928)
Basic net income (loss) per common share	$0.47	$0.41	$0.29		$(0.25)	$(0.08)
Diluted net income (loss) per common share	$0.46	$0.39	$0.29		$(0.25)	$(0.08)

BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$1,049	$4,410	$11,170		$9,964	$9,473
Total assets	$65,642	$67,598	$71,913		$73,767	$74,817
Long-term debt less current maturities(4)	$12,619	$15,930	$16,453		$16,954	$17,354
Total shareholders’ equity	$35,835	$37,888	$43,485		$46,872	$47,292

OTHER DATA
Number of restaurants open at year end:
Company-owned restaurants	41	38	38		38	40
Franchise-operated restaurants	104	88	66		54	33

Total restaurants	145	126	104		92	73

Company-owned comparable store sales increase (decrease) (5)	2.9%	2.1%	1.1	%(6)	(3.0)%	(0.3)%

Average weekly sales:
Company-owned restaurants	$47,894	$45,072	$44,164		$42,491	$45,783
Franchise-operated restaurants	$58,334	$55,011	$51,538		$47,400	$46,642

(1)	Fiscal 2004 consisted of 53 weeks. Fiscal 2006, 2005, 2003, and 2002 all consisted of 52 weeks.

(2)
Fiscal 2006 reflects impairment charges associated with one restaurant and land held for sale: one which was subsequently sold, the other which was subsequently closed. Fiscal 2003 charges reflect impairment and restructuring costs associated with five restaurants: two of which were subsequently sold, two of which were subsequently closed, and one that was fully impaired, but still operating.

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
Overview
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 31, 2006, there were 145 Famous Dave’s restaurants operating in 35 states, including 41 company-owned restaurants and 104 franchise-operated restaurants. An additional 162 franchise restaurants were committed to be developed through signed area development agreements at December 31, 2006.
     Fiscal Year – Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Fiscal 2006 and Fiscal 2005, which ended on December 31, 2006 and January 1, 2006, respectively, consisted of 52 weeks. Fiscal 2004, which ended on January 2, 2005, consisted of 53 weeks.
     Basis of Presentation – The financial results presented and discussed herein reflect our results and the results of our wholly-owned and majority-owned consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
     Application of Critical Accounting Policies and Estimates – The following discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Our Company’s significant accounting policies are described in Note One to the consolidated financial statements included herein for the year ended December 31, 2006.

     We have discussed the development and selection of the following critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to such estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Recognition of Franchise-Related Revenue – Initial franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. Franchise royalties are recognized when earned as promulgated by Statement of Financial Accounting Standards (SFAS) No. 45, Accounting for Franchise Fee Revenue.
     Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, at which time we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a monthly royalty of 5% of their net sales.
     Franchise-related revenue for fiscal 2006 was approximately $15.6 million, a 30.2% increase compared to franchise-related revenue of approximately $12.0 million for the same period in fiscal 2005, primarily reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 32.6%, reflecting the annualization of franchise restaurants that opened in fiscal 2005 in addition to the franchise-operated restaurants that opened during fiscal 2006. During fiscal 2006, 21 franchised-operated restaurants opened, 4 closed and one became a company-owned restaurant. There were 104 franchise-operated restaurants open at December 31, 2006, compared to 88 at January 1, 2006. Up to 20-25 franchise restaurants are anticipated to open throughout fiscal 2007.

     Asset Impairment and Restructuring Charges – In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. In December 2006, we consummated the sale of a restaurant that had been previously closed. This location had been previously impaired to $1.3 million and then subsequently written down to $1.0 million in June 2006.
     We also recorded an asset impairment charge of approximately $502,000 during the second quarter of fiscal 2006 for an underperforming company-owned restaurant in the Chicago, Illinois market that closed on July 28, 2006. This impairment charge reflected the non-cash, write-down of the net book value of the assets at that restaurant. We sublease the real property on which the closed restaurant is located under a lease that expires in November 2010. Aggregate future lease commitments, including lease obligations, common area maintenance and real estate taxes during the remaining term were approximately $689,000 at the time of the closing. In the third quarter, we recorded an additional charge of approximately $332,000, which included estimated lease termination costs, net of deferred rent, and other closure costs. We are currently marketing this restaurant for sub-lease.
     Deferred Tax Asset – Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal 2006, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability. We believe that the realization of the deferred tax asset is more likely than not based on the fact that the Company generated taxable income in fiscal 2006, fiscal 2005, and fiscal 2004 and based on the expectation that we will generate the necessary taxable income in future years.
     Lease Accounting – In accordance with SFAS No. 13, Accounting for Leases, we recognize lease expense for our operating leases over the entire lease term including lease renewal options where the renewal is certain and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectibility is considered certain, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance. We record rent expense during the build-out period and classify this expense as pre-opening expenses in our Statement of Operations.

Results of Operations
     Revenue – Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, at which time we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a monthly royalty of 5% of their net sales.
     Costs and Expenses – Restaurant costs and expenses include food and beverage costs, operating payroll and Associate benefits, occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three to four months of operation. As restaurant management and staff gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.
     General and Administrative Expenses – General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, bonuses, Associate benefits, legal fees, accounting fees, consulting fees, travel, rent, and general insurance are major items in this category. We record expenses for Managers in Training (“MIT’s”) in this category for approximately six weeks prior to a restaurant opening. We also provide franchise services, the revenue of which are included in other revenue and the expenses of which are included in general and administrative expenses.

     The following table presents items in our Consolidated Statements of Operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years (3):

	2006	2005	2004
Food and beverage costs (1)	30.4%	30.6%	31.4%
Labor and benefits (1)	30.0%	29.3%	29.7%
Operating expenses (1)	25.3%	25.0%	24.7%
Depreciation & amortization (restaurant level) (1)	3.9%	4.4%	4.7%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%
General and administrative (2)	13.2%	13.1%	11.0%
Asset impairment and estimated lease termination and other closing costs (1)	1.1%	—	—
Pre-opening expenses & loss on disposal of property (1)	0.8%	0.1%	—
Total costs and expenses (2)	91.5%	89.4%	90.5%
Income from operations (2)	7.9%	8.5%	7.4%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted to a loss of $7,000, a loss of $48,000 and a loss of $147,000 respectively in fiscal years 2006, 2005 and 2004. Our Rib Team travels around the country introducing people to our brand of barbeque and builds brand awareness.

Fiscal Year 2006 Compared to Fiscal Year 2005
     Total Revenue – Total revenue of approximately $116.6 million for fiscal 2006 increased approximately $14.3 million or 13.9% over total revenue of approximately $102.4 million for fiscal 2005. Fiscal 2006 and fiscal 2005 both consisted of 52 weeks.
     Restaurant Sales – Restaurant sales were approximately $100.0 million for fiscal 2006 and $89.2 million for fiscal 2005. Fiscal 2006 sales results included the impact of three new company-owned restaurants opening during the period and a comparable sales increase of 2.9%. In addition, there was a positive impact from a weighted average price increase during fiscal 2006 equal to approximately 1.7%. Fiscal 2005 sales reflected a 2.1% comparable sales growth, primarily from an increase in our catering and “TO GO” business, and the impact of weighted-average price increases equal to less than 2.0%. Fiscal 2005 sales results reflect the two-week closure of our Maple Grove, Minnesota location during the third quarter of fiscal 2005 for conversion from counter-service to full-service, which negatively impacted fiscal 2005 sales by approximately $100,000. Our category leadership in off-premise sales continues to strengthen, as catering and “TO GO” accounted for approximately 32.6% of sales in fiscal 2006, compared with approximately 32.0% of sales in fiscal 2005.
     Franchise-Related Revenue – Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue for fiscal 2006 was approximately $15.6 million, a 30.2% increase when compared to franchise-related revenue of approximately $12.0 million for the same period in fiscal 2005, primarily reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurants’ net sales, increased 32.6% reflecting the annualization of franchise restaurants that opened in fiscal 2005 in addition to the net 16 new franchise restaurants opened during fiscal 2006. Fiscal 2006 included 4,837 franchise operating weeks, compared to 3,885 franchise operating weeks in fiscal 2005, representing an increase of approximately 24.5%. There were 104 franchise-operated restaurants open at December 31, 2006, compared to 88 at January 1, 2006.
     Licensing and Other Revenue – Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades, seasonings, and other items. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal 2006, the licensing royalty income was approximately $279,000 compared to approximately $285,000 for fiscal 2005. During fiscal 2007, we expect to see licensing revenue remain essentially flat compared to fiscal 2006 levels. Other revenue for fiscal 2006 was approximately $695,000, compared to approximately $820,000 in fiscal 2005. The amount of other revenue has declined due to a greater use in fiscal 2006 of other franchise associate trainers with the increased number of openings. The amount of other revenue is expected to remain essentially flat based on the level of opening assistance we expect to provide during the 20-25 franchise openings planned for fiscal 2007.
     Same Store Net Sales – It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 18 months. At the end of fiscal 2006 and fiscal 2005, there were 37 and 38 restaurants, respectively, included in this base. Same store net sales for fiscal 2006 increased approximately 2.9%, compared to fiscal 2005’s increase of approximately 2.1%. We believe that the increase in same store net sales reflects the combination of our advertising initiatives, the success of our LTO’s, weighted average price increases of approximately 1.7% and a focus on operational excellence and execution in our restaurants. Same store net sales for franchise-operated restaurants for fiscal 2006 decreased approximately 1.6%, compared to a decrease of approximately 1.2% for the prior year comparable period. For fiscal 2006 and fiscal 2005, there were 49 and 36 restaurants, respectively, included in franchise-operated comparable sales.

     Average Weekly Net Sales – The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2006 and fiscal 2005:

	Twelve Months Ended
	December 31,	January 1,
	2006	2006
Company-Owned	$47,894	$45,072
Full-Service	$49,482	$46,114
Counter-Service	$38,887	$40,431
Franchise-Operated	$58,334	$55,011
     Food and Beverage Costs – Food and beverage costs for fiscal 2006 were approximately $30.4 million or 30.4% of net restaurant sales compared to approximately $27.3 million or 30.6% of net restaurant sales for fiscal 2005. Results reflect the impact of contract price decreases in our core proteins during fiscal 2006, in addition to our ability to leverage our menu and offset higher food costs through usage of our LTO’s. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants are approximately 10.0%. We have determined that we are limited in our ability to “grow the bar” in the majority of our locations due to the fact that these locations have little to no designated bar, and some restaurants only have beer and wine. We’re encouraged by the prospects of growing this business on a go-forward basis, as our recent new Company-owned restaurants have achieved rates slightly higher than our Company average for their adult beverage sales as a percentage of dine-in sales. Approximately 86% of our purchases are on contract. Our annual pork contract renewal in October 2006 resulted in a 2.65% price decrease for fiscal 2007, our poultry contract pricing resulted in an increase of 4% for fiscal 2007 and our brisket contract had a 6% increase for a five month period expiring in May 2007. Pork represents 32% of our total purchases, while chicken is 10%, and beef is 10%.
     We anticipate that food costs, as a percent of net restaurant sales, will be essentially flat for fiscal 2007 over the prior year. We believe that we have an opportunity to mitigate the negative impact, if any, that any food contract pricing may have on our margin through menu engineering such as with the use of our LTO’s which typically carry more margin than many of our core product offerings. We will continue to take price increases as appropriate, and leverage adult beverage sales, which typically have higher margins.
     Labor and Benefits – Labor and benefits at the restaurant level were approximately $30.0 million or 30.0% of net restaurant sales in fiscal 2006 compared to approximately $26.2 million or 29.3% of net restaurant sales in fiscal 2005. The increase in labor and benefits reflects higher labor costs, partially due to a minimum wage increase in Maryland, higher labor costs associated with opening three new restaurants in fiscal 2006, in addition to higher workers’ compensation expense.
     Operating Expenses – Operating expenses for fiscal 2006 were approximately $25.3 million or 25.3% of net restaurant sales, compared to approximately $22.3 million or 25.0% of net restaurant sales for fiscal 2005. The increase in fiscal 2006 restaurant level operating expenses is primarily due to increased supplies expense from catering and “TO GO” sales, and increased utilities costs. Additionally, advertising expenses for fiscal 2006 were 3.5% of net restaurant sales compared to 3.2% in fiscal 2005, including 1.0% to the national advertising fund. Fiscal 2007 advertising expenses are expected to remain at 3.5% of net restaurant sales, which includes 1.0% to the national advertising fund. During fiscal 2007, operating expenses as a percentage of net restaurant sales are expected to be relatively flat from the percentage in fiscal 2006.

     Depreciation and Amortization – Depreciation and amortization for fiscal 2006 was approximately $4.4 million, or 3.8% of total revenue, compared to approximately $4.4 million, or 4.3% of total revenue for fiscal 2005. The decrease in depreciation and amortization expense as a percent of total revenue in fiscal 2006 compared to fiscal 2005 is primarily due to the closure of our Streamwood, Illinois restaurant, and the reclassification to assets held for sale of two restaurants currently being marketed. During fiscal 2007, depreciation and amortization is expected to increase from fiscal 2006 levels due to approximately $15.0 million in expected capital expenditures for asset additions for new and existing company-owned restaurants and other infrastructure projects.
     General and Administrative Expenses – General and administrative expenses totaled approximately $15.4 million or 13.2% of total revenue in fiscal 2006 compared to approximately $13.4 million or 13.1% of total revenue in fiscal 2005. In fiscal 2006, general and administrative expenses included $1.4 million, or $0.09 per diluted share, for stock-based compensation expense as related to our performance share programs, options expense from the adoption of SFAS No. 123R, the issuance of shares to our Board of Directors for service during fiscal 2006 and our deferred stock unit plan. In fiscal 2005, general and administrative expenses included $566,000 for stock-based compensation expense, or $0.03 per diluted share. Excluding stock-based compensation expense, the percentage would have been 12.0% for fiscal 2006 and 12.6% for fiscal 2005. During fiscal 2007, we expect general and administrative expenses to increase by approximately 50 basis points primarily from increased cost related to our performance share program and to increased infrastructure to support corporate growth of five additional restaurants. We expect stock-based compensation to be approximately $2.1 million in fiscal 2007, as follows:

		Board of Director	Unvested
(in thousands)	Performance Shares	Shares	Stock Options	Total
Q1	$324	$119	$102	$545
Q2	324	120	62	506
Q3	324	120	79	523
Q4	325	119	46	490

Total	$1,297	$478	$289	$2,064
     Asset Impairment and Estimated Lease Termination and Other Closing Costs – During fiscal 2006 we recorded lease termination and closing costs of approximately $1.1 million for the closure of our Streamwood, Illinois restaurant and the write-down of our Mesquite, Texas location to fair market value prior to its sale in December 2006. During fiscal 2005, we did not record any asset impairment or restructuring charges.
     Pre-opening Expenses – We had approximately $625,000 in pre-opening expenses for fiscal 2006 related primarily to the opening of three company-owned restaurants in fiscal 2006. We had approximately $96,000 in pre-opening expenses for fiscal 2005 related primarily to our Chantilly, Virginia restaurant, which opened in January 2006, and our Maple Grove, Minnesota restaurant conversion. We plan to open up to five company-owned restaurants during fiscal 2007 with pre-opening costs estimated at approximately $220,000 — $230,000 per restaurant. Each restaurant will also have pre-opening rent for approximately 16 weeks prior to opening which will vary based on their lease terms.
     Loss on Early Extinguishment of Debt – On May 31, 2006, we elected to repay two notes prior to their expiration, and paid approximately $3.0 million to retire the notes early. This repayment resulted in a $148,000 non-cash charge to write-off deferred financing fees in the second quarter of fiscal 2006, which was essentially offset by interest savings from the date of the transaction through the end of fiscal 2006.

     Interest Expense – Interest expense totaled approximately $1.8 million or 1.5% of total revenue for fiscal 2006, compared to approximately $1.9 million or 1.9% of total revenue for fiscal 2005. This includes interest expense for notes payable, financing lease obligations and a company match for deferrals made under our non-qualified deferred compensation plan. For fiscal 2007, we expect interest expense to be slightly lower than fiscal 2006 levels due to the early payoff of $3.0 million of notes payable in fiscal 2006, partially offset by any interest resulting from the use of our line of credit.
     Interest Income – Interest income was approximately $331,000 and $270,000 for fiscal 2006 and fiscal 2005, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2007 interest income to decrease compared to fiscal 2006 levels due to lower cash balances with cash being utilized for construction of five company-owned restaurants, our share buy-back program, and other general capital needs.
     Other Income (Expense), Net – During fiscal 2006, we realized other expense, net of approximately $14,000, which compares to other income, net, of approximately $18,000 in fiscal 2005.
     Provision for Income Taxes – We recorded a provision for income taxes during fiscal 2006 of approximately $2.7 million which compares to a provision of approximately $2.7 million in fiscal 2005. We utilized approximately $11.0 million of federal and state net operating loss carry forwards in fiscal 2006 as compared to approximately $8.0 million in fiscal 2005. At December 31, 2006, we had a remaining deferred tax asset of approximately $4.1 million. We believe that the realization of the deferred tax asset is more likely than not based on the fact that we generated taxable income in fiscal 2006 and fiscal 2005 and based on the expectation that our Company will generate the necessary taxable income in future years. Utilization of federal net operating losses will be achieved through offsetting tax liabilities generated through earnings, increased by payments of current taxes to state authorities. We had an effective tax rate of 35.6% for fiscal 2006 compared to 38.0% for fiscal 2005. The lower effective tax rate was primarily due to a change in methodology in computing the overall state tax rate. We estimate a tax rate of 36.0% for fiscal 2007.
     Basic and Diluted Net Income Per Common Share – Net income for fiscal 2006 was approximately $4.9 million or $0.47 per basic common share on approximately 10,453,000 weighted average basic shares outstanding compared to a net income of approximately $4.4 million or $0.41 per basic common share on approximately 10,825,000 weighted average basic shares outstanding for fiscal 2005.
     Diluted net income per common share for fiscal 2006 was $0.46 per common share on approximately 10,801,000 weighted average diluted shares outstanding compared to $0.39 per common share on approximately 11,173,000 weighted average diluted shares outstanding for fiscal 2005.
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

     Restaurant Sales – Restaurant sales were approximately $89.2 million for fiscal 2005 and fiscal 2004. The 53rd week of fiscal 2004 contributed approximately $1.7 million in sales. Fiscal 2005 sales results reflect the two-week closure of our Maple Grove, Minnesota location during the third quarter of fiscal 2005 for its conversion from counter-service to full-service, which negatively impacted fiscal 2005 sales by approximately $100,000. These were offset by increased comparable sales growth, primarily from an increase in our catering and “TO GO” business, and the impact of weighted-average price increases during fiscal 2005 equal to less than 2.0%. Our category leadership in off-premise sales accounted for approximately 32.0% of sales in fiscal 2005, compared with approximately 30.0% of sales in fiscal 2004.
     Franchise-Related Revenue – Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue for fiscal 2005 was approximately $12.0 million, a 28.6% increase when compared to franchise-related revenue of approximately $9.3 million for the same period in fiscal 2004, primarily reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurants’ net sales, increased 41.5% reflecting the annualization of franchise restaurants that opened in fiscal 2004 in addition to the net 22 new franchise restaurants opened during fiscal 2005. Fiscal 2005 included 3,885 franchise operating weeks, compared to 2,931 franchise operating weeks in fiscal 2004, representing an increase of approximately 32.5%. There were 88 franchise-operated restaurants open at January 1, 2006, compared to 66 at January 2, 2005.
     Licensing and Other Revenue – Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal 2005, the licensing royalty income was approximately $285,000 compared to approximately $248,000 for fiscal 2004. Other revenue for fiscal 2005 was $820,000, compared to $571,000 in fiscal 2004. The amount of other revenue has grown based on the level of opening assistance we provided during fiscal 2005 for the opening of new franchise restaurants.
     Same Store Net Sales – It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 18 months. At the end of fiscal 2005 and fiscal 2004, there were 38 restaurants included in this base. Same store net sales for fiscal 2005 increased approximately 2.1%, compared to fiscal 2004’s increase of approximately 1.1% as calculated assuming fiscal 2004 was a 52-week year. We believe that the increase in same store net sales reflects the combination of our advertising initiatives, the success of our LTO’s, weighted average price increases of less than 2.0% and a focus on operational excellence and execution in our restaurants. Same store net sales for franchise-operated restaurants for fiscal 2005 decreased approximately 1.2%, compared to a decrease of approximately 1.9% for the prior year comparable period. For fiscal 2005 and fiscal 2004, there were 52 and 34 restaurants, respectively, included in franchise-operated comparable sales.
     Average Weekly Net Sales – The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2005 and fiscal 2004:

	Twelve Months Ended
	January 1,	January 2,
	2006	2005
Company-Owned	$45,072	$44,164
Full-Service	$46,114	$45,253
Counter-Service	$40,431	$39,342
Franchise-Operated	$55,011	$51,538

     Food and Beverage Costs – Food and beverage costs for fiscal 2005 were approximately $27.3 million or 30.6% of net restaurant sales compared to approximately $28.0 million or 31.4% of net restaurant sales for fiscal 2004. Results reflect the impact of weighted-average price increases of less than 2.0% implemented during fiscal 2005, in addition to our ability to leverage our menu and offset higher food costs through usage of our LTO’s. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants are approximately 10.0%. Approximately 86% of our purchases are on contract.
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
     Depreciation and Amortization – Depreciation and amortization for fiscal 2005 was approximately $4.4 million, or 4.3% of total revenue, compared to approximately $4.5 million, or 4.6% of total revenue for fiscal 2004. The decrease in depreciation and amortization expense as a percent of total revenue in fiscal 2005 compared to fiscal 2004 is primarily due to better leveraging of these costs.
     General and Administrative Expenses – General and administrative expenses totaled approximately $13.4 million or 13.1% of total revenue in fiscal 2005 compared to approximately $10.9 million or 11.0% of total revenue in fiscal 2004. In fiscal 2005, general and administrative expenses included $567,000 in stock-based compensation expense. In fiscal 2004, general and administrative expenses included $211,000 in stock-based compensation expense. Excluding stock-based compensation expense, the percentage would have been 12.6% for fiscal 2005 and 10.8% for the comparable period in fiscal 2004. The remaining increase in the percentages primarily reflects planned investments in infrastructure in anticipation of our growth.
     Asset Impairment and Estimated Lease Termination and other Closing Costs– During fiscal 2005 and fiscal 2004, we did not record any asset impairment or restructuring charges. As of January 1, 2006 and January 2, 2005, we had approximately $1.3 million of assets held for sale on our consolidated balance sheets representing the land and building for a restaurant in Texas for which an impairment was previously recorded and the restaurant was subsequently closed.
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

     Other Income (Expense), Net – During fiscal 2005, we realized other income, net, of approximately $18,000, which compares to other expense, net, of approximately $464,000 in fiscal 2004. The other expense in fiscal 2004 is primarily due to a write-off of a restaurant’s remaining assets subsequent to the sale to a franchise.
     Provision for Income Taxes – We recorded a provision for income taxes during fiscal 2005 of approximately $2.7 million which compares to a provision of approximately $1.9 million in fiscal 2004. We utilized approximately $8.0 million of federal and state net operating loss carry forwards in fiscal 2005 as compared to approximately $5.0 million in fiscal 2004.
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
Recently Issued Accounting Pronouncements
     On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Statement 159 is effective for the company as of December 31, 2007. We are currently evaluating the impact this pronouncement will have on our consolidated statement of financial position.
     In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS No. 157, Fair Value Measurements which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
     In September 2006, The SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.
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
     SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Our adoption of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements had no impact for the year ending December 31, 2006.
     In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation will be effective for us at the beginning of fiscal 2007. We have evaluated the impact and have determined that the adoption of FIN No. 48 will not be material to our consolidated financial statements.
     In November 2005, the FASB issued Staff Position FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123 R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statement of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.
Financial Condition, Liquidity and Capital Resources
     As of December 31, 2006, our Company held unrestricted cash and cash equivalents of approximately $1.0 million compared to approximately $4.4 million as of January 1, 2006. This decrease reflects the use of approximately $9.3 million for the repurchase of common stock, including commissions, purchase of property, equipment and leasehold improvements of $8.2 million, and early repayment of debt of $3.0 million partially offset by cash generated from operations of approximately $15.5 million.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.37 at December 31, 2006 compared to 0.78 at January 1, 2006. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to cash used during the second half of fiscal 2006 for the repurchase of common stock and capital expenditures for new restaurants.
     Net cash provided by operations for each of the last three fiscal years was approximately $15.5 million in fiscal 2006, $10.4 million in fiscal 2005, and $11.4 million in fiscal 2004. Cash generated in fiscal 2006 was primarily from net income of approximately $4.9 million, depreciation and amortization of approximately $4.4 million, the utilization of our deferred tax asset of approximately $1.6 million, an increase in stock-based compensation of approximately $1.4 million, a $1.2 million increase in accrued compensation and benefits, an asset impairment of $1.2 million related to two company-owned locations, an increase in accounts payable of approximately $1.0 million and an increase in deferred rent of approximately $503,000 due to our new corporate restaurants which opened in fiscal 2006. These increases were partially offset by an increase in accounts receivable of approximately $672,000 due to a net 16 more franchisees since last year-end.

     Cash generated in fiscal 2005 was primarily from net income of approximately $4.4 million, depreciation and amortization of approximately $4.4 million, the utilization of our deferred tax asset of approximately $2.0 million, and increase in deferred rent of approximately $813,000 due to our new corporate office and Chantilly, Virginia restaurant opening, an increase in other current liabilities of approximately $771,000 and an increase in stock-based compensation of approximately $567,000. These increases were partially offset by an approximate $1.2 million increase in restricted cash, which includes amounts related to our national advertising fund, approximately $528,000 related to our self-funded benefit plans, an increase in accounts receivable of approximately $1.1 million due to a net 22 more franchisees since last year-end, and a net increase in prepaids and other current assets of approximately $444,000.
     Cash provided by operations in fiscal 2004 was approximately $11.4 million is primarily the result of an increase of depreciation and amortization of approximately $4.5 million, net income from operations of approximately $3.5 million, an increase of approximately $2.1 million in accounts payable, utilization of our deferred tax asset of approximately $1.4 million, an increase in accrued compensation and benefits of approximately $594,000, and an increase in deferred rent of approximately $474,000. These increases were partially offset by a decrease of approximately $1.1 million in other current liabilities, and approximate $628,000 increase in accounts receivable due to franchise growth, and an increase of approximately $566,000 in prepaid and other current assets.
     Net cash used for investing activities for each of the last three fiscal years was approximately $7.0 million in fiscal 2006, $5.7 million in fiscal 2005, and $2.2 million in fiscal 2004. In fiscal 2006, we used approximately $8.2 million for the construction of our Waldorf, Maryland and Coon Rapids, Minnesota restaurants and other infrastructure projects. This was partially offset by proceeds from the sale of property, plant, and equipment of approximately $900,000. In fiscal 2005, we used approximately $6.8 million for capital expenditures related to the construction of our new Chantilly, Virginia restaurant, the purchase of our Plymouth, Minnesota restaurant, the purchase of land for a restaurant in Coon Rapids, Minnesota, a new test kitchen, training center and office space, and POS and other computer equipment for use in the restaurants and at our corporate office. This was partially offset by proceeds from the sale of assets of approximately $636,000, and payments received on notes receivable of approximately $457,000. In fiscal 2004, we used approximately $2.4 million for capital expenditures related to new catering vehicles, kitchen equipment, development of our site-model tool, and POS and other computer equipment for use in the restaurants and at our corporate office. In fiscal 2007, we expect capital expenditures to be approximately $15.0 million, which will consist of five new ground-up company-owned restaurants, a new labor-scheduling and back-of-the-house management system, reimages of existing restaurants and normal capital expenditures for existing restaurants.
     Net cash used for financing activities was approximately $11.9 million in fiscal 2006, $11.5 million in fiscal 2005, and $8.0 million in fiscal 2004. During fiscal 2006, we repurchased 611,430 shares of our common stock under our third share repurchase program, and paid approximately $9.3 million, including commissions. We also repaid $3.0 million of long-term debt early along with normal payments of an additional $447,000. We also received approximately $450,000 from the exercise of stock options and realized a tax benefit of $469,000 for stock options exercised. During fiscal 2005, we completed our 1.0 million share authorization and bought back the remaining 954,900 shares of our common stock and paid approximately $11.5 million, including commissions. Other uses of cash for fiscal 2005 included payments on long-term debt and capital lease obligations of approximately $606,000. This was partially offset by approximately $730,000 in proceeds from the exercise of stock options. During fiscal 2004, we bought back approximately 1.0 million shares of our common stock and paid approximately $7.5 million, including commissions. In addition, the Board of Directors authorized a second share repurchase program in November 2004, and we bought back 44,100 shares in the last two months of the fiscal year for approximately $400,000. Other uses of cash for fiscal 2004 included payments of long-term debt and capital leases of approximately $726,000. Other sources of cash for fiscal 2004 included proceeds received from the exercise of stock options and warrants of approximately $770,000.

     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 Million to $20.0 Million (the “Facility”). Principal amounts outstanding under the facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at December 31, 2006) plus 0.5% or Wells Fargo’s prime rate (8.25% at December 31, 2006). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 31, 2006, was 0.25%.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases, as well as the repurchase of shares under our share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under both Facilities as of December 31, 2006 and January 1, 2006.
     The Amended and Restated Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this new Facility is July 31, 2011. As of December 31, 2006, we had no borrowings under this Facility and had $500,000 in Letters of Credit required by our fiscal 2005 self-funded, insurance program. This Letter of Credit reduced our borrowing capacity under the line as of December 31, 2006. We had no borrowings under the previous Facility as of January 1, 2006.
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility. We moved into new corporate office headquarters in Minnetonka, Minnesota on July 25, 2005. Capital expenditures of approximately $739,000 were spent on the new facility, including the construction of a new state-of-the-art test kitchen and training facility in the lower-level of the office facility. The lease, which commenced in August 2005, is for approximately 26,000 rentable square feet and is for a term of 97 months, plus two five-year renewal options. The minimum rent commitment over the lease term is approximately $4.3 million. We expect capital expenditures of approximately $15.0 million in 2007 for the construction of five new ground-up restaurants, corporate infrastructure, and normal capital expenditures for existing restaurants.
     In addition to commitments we have related to our lease obligations, we also have required payments on our outstanding debt. The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

Payments Due by Period
(in thousands)

Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long Term Debt	$8,421	$302	$331	$365	$401	$442	$6,580
Financing Leases	4,500	—	—	—	—	—	4,500
Operating Leases	92,984	3,910	4,333	4,339	4,376	4,336	71,690

Less: Sublease rental income	(8,425)	(419)	(440)	(441)	(441)	(441)	(6,243)

Total	$97,480	$3,793	$4,224	$4,263	$4,336	$4,337	$76,527

     See Notes 8, 9 and 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of December 31, 2006 and January 1, 2006, we were in compliance with all of the covenants.
Off-Balance Sheet Arrangements
     Our Company does not have any off-balance sheet arrangements.
Income Taxes
     At December 31, 2006, we had cumulative net operating loss carry-forwards for tax reporting purposes of approximately $300,000 for federal purposes and $5.0 million for state purposes, respectively, which if not used will begin to expire in fiscal 2019. These will be adjusted when we file our fiscal 2006 income tax returns in 2007. In addition, we had cumulative tax credit carry-forwards of approximately $3.1 million, which if not used, will begin to expire in fiscal 2009.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of December 31, 2006 was approximately $12.6 million, including financing lease obligations. Of the outstanding long-term debt, approximately $1.0 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increases the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the facility will bear interest either at an adjusted Eurodollar rate plus an applicable margin or at Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at December 31, 2006) plus 0.5% or Wells Fargo’s prime rate (8.25% at December 31, 2006). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.375% or 0.25% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 31, 2006, was 0.25%. We do not see the variable interest rate long-term debt as a significant interest rate risk. Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.
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
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
     There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter, and year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Famous Dave’s of America have been detected.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K. The Company has adopted a Code of Ethics specifically applicable to its CEO, CFO and Controller. In addition, there is a more general Code of Ethics applicable to all Associates. The Code of Ethics is available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting it.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item appears in our definitive proxy statement for our fiscal 2006 annual meeting of shareholders under the captions “Fees Billed to Company by Its Independent Registered Public Accounting Firm” and “Pre-approval Policy,” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Famous Dave’s of America, Inc.
We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave’s of America, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) effective January 2, 2006.
Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II of the Company is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Famous Dave’s of America, Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 9, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Famous Dave’s of America, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Famous Dave’s of America, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Famous Dave’s of America, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Famous Dave’s of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Famous Dave’s of America, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 9, 2007

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND JANUARY 1, 2006
(in thousands, except share and per-share data)

	December 31,	January 1,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,049	$4,410
Restricted cash	1,425	1,221
Accounts receivable, net	3,337	2,843
Inventories	1,765	1,588
Deferred tax asset	3,234	3,120
Prepaid expenses and other current assets	2,120	2,312

Total current assets	12,930	15,494

Property, equipment and leasehold improvements, net	50,037	46,872

Other assets:
Notes receivable, less current portion	1,183	1,719
Deferred tax asset, less current portion	889	2,632
Other assets	603	881

	$65,642	$67,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	$—
Current portion of long-term debt and capital leases	302	438
Accounts payable	5,248	3,811
Accrued compensation and benefits	3,399	2,203
Other current liabilities	3,858	3,410

Total current liabilities	12,807	9,862

Long-term liabilities:
Long-term debt, less current portion	8,119	11,430
Financing leases	4,500	4,500
Other liabilities	4,381	3,918

Total liabilities	29,807	29,710

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 10,130,000 and 10,599,000 shares issued and outstanding at December 31, 2006 and January 1, 2006, respectively	101	106
Additional paid-in capital	32,863	39,835
Retained earnings (accumulated deficit)	2,871	(2,053)

Total shareholders’ equity	35,835	37,888

	$65,642	$67,598

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2006, JANUARY 1, 2006 AND JANUARY 2, 2005
(in thousands, except share and per-share data)

	December 31,	January 1,	January 2,
	2006	2006	2005
	(52 weeks)	(52 weeks)	(53 weeks)
Revenue:
Restaurant sales, net	$100,026	$89,248	$89,176
Franchise royalty revenue	13,796	10,406	7,353
Franchise fee revenue	1,825	1,595	1,977
Licensing and other revenue	974	1,105	819

Total revenue	116,621	102,354	99,325

Costs and expenses:
Food and beverage costs	30,403	27,297	27,995
Labor and benefits	29,960	26,151	26,472
Operating expenses	25,311	22,339	22,005
Depreciation and amortization	4,419	4,359	4,549
General and administrative	15,381	13,430	10,939
Asset impairment and estimated lease termination and other closing costs	1,136	—	—
Pre-opening expenses	625	96	—
Loss (gain) on disposal of property	143	(53)	(72)

Total costs and expenses	107,378	93,619	91,888

Income from operations	9,243	8,735	7,437

Other income (expense):
Loss on early extinguishment of debt	(148)	—	—
Interest expense	(1,768)	(1,932)	(1,901)
Interest income	331	270	326
Other (expense) income, net	(14)	18	(464)

Total other expense	(1,599)	(1,644)	(2,039)

Income before income taxes	7,644	7,091	5,398

Income tax provision	(2,720)	(2,700)	(1,900)

Net income	$4,924	$4,391	$3,498

Basic net income per common share	$0.47	$0.41	$0.29

Diluted net income per common share	$0.46	$0.39	$0.29

Weighted average common shares outstanding-basic	10,453,000	10,825,000	11,858,000

Weighted average common shares outstanding-diluted	10,801,000	11,173,000	12,222,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED
DECEMBER 31, 2006, JANUARY 1, 2006 AND JANUARY 2, 2005
(in thousands)

				Retained
			Additional	Earnings/
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance – December 28, 2003	12,158	$122	$56,692	$(9,942)	$46,872

Exercise of stock options	217	2	708	—	710
Tax benefit for stock options exercised	—	—	303	—	303
Exercise of warrants	10	—	60	—	60
Purchased rights to exercisable warrants	—	—	(197)	—	(197)
Repurchase of common stock and common stock warrants	(1,045)	(11)	(7,892)	—	(7,903)
Stock-based compensation	—	—	142	—	142
Net income	—	—	—	3,498	3,498

Balance – January 2, 2005	11,340	113	49,816	(6,444)	43,485

Exercise of stock options	214	2	728	—	730
Tax benefit for stock options exercised	—	—	244	—	244
Repurchase of common stock	(955)	(9)	(11,520)	—	(11,529)
Stock-based compensation	—	—	567		567
Net income	—	—	—	4,391	4,391

Balance – January 1, 2006	10,599	106	39,835	(2,053)	37,888

Exercise of stock options	123	1	449	—	450
Tax benefit for stock options exercised	—	—	469	—	469
Common stock issued	19	0	303	—	303
Repurchase of common stock	(611)	(6)	(9,303)	—	(9,309)
Stock-based compensation	—	—	1,110	—	1,110
Net income	—	—	—	4,924	4,924

Balance – December 31, 2006	10,130	$101	$32,863	$2,871	$35,835

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2006, JANUARY 1, 2006 AND JANUARY 2, 2005
(in thousands)

	December 31,	January 1,	January 2,
	2006	2006	2005
	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net income	$4,924	$4,391	$3,498
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,419	4,359	4,549
Amortization of deferred financing costs	57	70	38
Loss on early extinguishment of debt	148	—	—
Loss (gain) on disposal of property	143	(53)	383
Asset impairment and estimated lease termination and other closing costs	1,170	—	—
Tax benefit of stock-options exercised	—	244	303
Deferred income taxes	1,629	2,048	1,423
Deferred rent	503	813	474
Stock-based compensation	1,413	567	142
Changes in operating assets and liabilities:
Restricted cash	(204)	(1,182)	(39)
Accounts receivable, net	(672)	(1,062)	(628)
Inventories	(177)	(65)	76
Prepaid expenses and other current assets	(250)	(444)	(566)
Deposits	61	25	63
Accounts payable	1,012	(328)	2,103
Accrued compensation and benefits	1,196	237	594
Other current liabilities	152	771	(1,056)

Cash flows provided by operations	15,524	10,391	11,357

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(8,159)	(6,754)	(2,449)
Sale of property, equipment and leasehold improvements	900	636	—
Payments received on notes receivable	245	457	218

Cash flows used for investing activities	(7,014)	(5,661)	(2,231)

Cash flows from financing activities:
Payments for debt issuance costs	(34)	(85)	(8)
Payments on long-term debt and capital lease obligations	(3,447)	(606)	(726)
Proceeds from exercise of stock options	450	730	770
Tax benefit of stock-options exercised	469	—	—
Repurchase of common stock	(9,309)	(11,529)	(7,956)

Cash flows used for financing activities	(11,871)	(11,490)	(7,920)

(Decrease) increase in cash and cash equivalents	(3,361)	(6,760)	1,206

Cash and cash equivalents, beginning of year	4,410	11,170	9,964

Cash and cash equivalents, end of year	$1,049	$4,410	$11,170

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
     Nature of business – We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of December 31, 2006, there were 145 restaurants operating in 35 states, including 41 company-owned restaurants and 104 franchise-operated restaurants. An additional 162 franchise restaurants were committed to be developed through signed area development agreements at December 31, 2006.
     Principles of consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Any inter-company transactions and balances have been eliminated in consolidation.
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
     Segment reporting – We have company-owned and franchise-operated restaurants in the United States, and operate within the single industry segment of foodservice. Because we manage company-owned and franchise-operated restaurants in a similar manner and allocate resources to each based upon their relative size to the Company we have aggregated our operating segments into a single reporting segment.
     Fiscal year – Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended December 31, 2006 (fiscal 2006) and January 1, 2006 (fiscal 2005) were 52 weeks, while fiscal year ending January 2, 2005 (fiscal 2004) was 53 weeks.
     Unrestricted cash and cash equivalents – Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, while the remaining balances are uninsured at December 31, 2006. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.
     Accounts receivable, net – We provide an allowance for uncollectible accounts on accounts receivable. The allowance for uncollectible accounts was approximately $14,000 and $37,000 at December 31, 2006 and January 1, 2006, respectively. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off when they become uncollectible, and

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Account receivable balances written off have not exceeded allowances provided.
     Inventories – Inventories consist principally of food, beverages, retail goods, smallwares and supplies, and are recorded at the lower of cost (first-in, first-out) or market.
     Property, equipment and leasehold improvements, net – Property, equipment and leasehold improvements are capitalized at a level of $250 or greater and are recorded at cost. Repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment and decor are depreciated using the straight-line method over estimated useful lives ranging from 3-7 years, while buildings are depreciated over 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal options, or the estimated useful life of the assets. Décor used in the restaurants is recorded at cost and is depreciated using the straight-line method over seven years.
     Debt issuance costs – Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis, which approximates the interest method. In the event of early debt re-payment, the capitalized debt issuance costs are written-off to other expense as a loss on early extinguishment of debt.
     Construction overhead and capitalized interest – We capitalize construction overhead costs at the time a building is turned over to operations, which is approximately two weeks prior to opening. We capitalized construction overhead costs of approximately $78,000 and $48,000 in fiscal 2006 and fiscal 2005, respectively. There was no capitalized interest in fiscal years 2006, 2005 or 2004, respectively.
     Advertising costs – Advertising costs are charged to expense as incurred. Advertising costs were approximately $5.3 million, $3.0 million and $2.7 million for fiscal years 2006, 2005 and 2004 respectively, and are included in operating expenses in the consolidated statement of operations.
     Software implementation costs – We capitalize labor costs associated with the implementation of significant information technology infrastructure projects. This is based on actual labor rates per person including benefits, for all the time spent in the implementation of the software in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In fiscal 2006, we recorded approximately $193,000 in unamortized software implementation costs. There were no software implementation costs in either fiscal 2005 or fiscal 2004.
     Research and development costs – Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and Limited-Time Offering (“LTO”) items, recipe enhancements and documentation activities. Research and development costs were approximately $292,000, $265,000, and $210,000 for fiscal years 2006, 2005 and 2004, respectively.
     Pre-opening expenses – All start-up and pre-opening costs are expensed as incurred. We had pre- opening expenses of approximately $625,000 in fiscal 2006 related to three new corporate restaurants that opened in 2006, and $96,000 in fiscal 2005 related to the conversion of a counter-service restaurant to a full-service restaurant and one new corporate restaurant that was preparing to open in early 2006. Included in pre-opening expenses is pre-opening rent during the build-out period. We had no pre-opening expenses in fiscal 2005 or fiscal 2004.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Lease Accounting – In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, we recognize lease expense for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is certain and the build-out period takes place prior to the restaurant opening or lease commencement date. Rent expense recorded during the build-out period is reported as pre-opening expense. We account for construction allowances by recording a receivable when its collectibility is considered certain, amortizing the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance.
     Recoverability of property, equipment and leasehold improvements – In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.
     Our December 31, 2006 and January 1, 2006 consolidated balance sheets reflect approximately $4.7 million and $1.3 million of assets held for sale respectively, which at December 31, 2006 included three company restaurants being marketed to potential franchisees.
     Our January 1, 2006 consolidated balance sheet reflected approximately $1.3 million of assets held for sale, which included the land and building for one location that was closed during 2003. In June 2006, we recorded an asset impairment charge of approximately $282,000 on these assets to reflect them at their fair market value, based on a pending sale. On December 29, 2006, the Company sold its interest in this property for $1.0 million resulting in net proceeds of $900,000 after real estate taxes and broker commissions.
     During fiscal 2006, we also recorded an asset impairment charge of approximately $502,000 during the second quarter for an underperforming company-owned restaurant in the Chicago, IL market that closed on July 28, 2006. This impairment charge reflected the non-cash write-down of the net book value of the assets at that restaurant. In the third quarter, we recorded an additional charge of approximately $332,000, which included estimated lease termination costs, net of deferred rent, and other closure costs. In the fourth quarter, we recorded an additional $20,000 for miscellaneous costs. We currently sublease the real property on which the closed restaurant is located under a lease that expires in November 2010. We are currently marketing this location for sublease. There were no impairment charges recorded during fiscal 2005 or fiscal 2004.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Public Relations and Marketing Development Fund – Beginning in fiscal 2004, we established a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after January 1, 2004, are required to contribute a percentage of net sales, currently 1.0%, to the fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of December 31, 2006 and January 1, 2006. As of December 31, 2006 and January 1, 2006, we had approximately $1.4 million and $693,000 in this fund, respectively.
     Restricted Cash – Restricted cash balances as of December 31, 2006 and January 1, 2006 were approximately $1.4 and $1.2 million, respectively, consisting of the unused balance of cash payments received from franchise-operated and company-owned restaurants for the Public Relations and Marketing Development Fund. At January 1, 2006, restricted cash also included funding related to a letter of credit as required by our self-funded insurance programs. The letter of credit was established as of July 1, 2005, and was funded by a restricted interest-bearing cash account in the amount of approximately $528,000. In fiscal 2006, the cash deposit was allocated to a letter of credit for the Company’s fiscal 2005 self-funded medical insurance plan.
     Gift Cards – We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card slippage income based on a stratified breakage rate per year when the likelihood of the redemption of the card becomes remote.
     Interest income – We recognize interest income as earned.
     Net income per common share – Basic net income per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options and warrants when dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Following is a reconciliation of basic and diluted net income per common share:

	Fiscal Year
(in thousands, except per share data)	2006	2005	2004

Net income per common share – basic:
Net income	$4,924	$4,391	$3,498
Weighted average shares outstanding	10,453	10,825	11,858
Net income per common share – basic	$0.47	$0.41	$0.29

Net income per common share – diluted:
Net income	$4,924	$4,391	$3,498
Weighted average shares outstanding	10,453	10,825	11,858
Dilutive impact of common stock equivalents outstanding	348	348	364

Adjusted weighted average shares outstanding	10,801	11,173	12,222
Net income per common share – diluted	$0.46	$0.39	$0.29

     All options outstanding as of December 31, 2006 and January 1, 2006 were used in the computation of diluted EPS for fiscal years 2006 and 2005.
     Options to purchase approximately 40,000 shares of common stock with a weighted average exercise price of $8.02 were excluded from the fiscal 2004 diluted EPS computation because the exercise price exceeded the average market price of the common shares during the period.
     Stock-based Compensation – On January 2, 2006, we adopted the provisions of SFAS No. 123R (revised 2004) Share-Based Payment, which requires us to recognize compensation cost for share-based awards granted to Associates based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options as reflected in our Consolidated Statements of Operations is included in general and administrative expenses. For fiscal year 2006, compensation cost for stock options was approximately $378,000 (approximately $244,000 net of tax).
          As a result of the adoption of SFAS No. 123R, our income from operations, net income and basic and diluted net income per common share for fiscal year 2006 were lower by $378,000, $244,000 and $0.02 and $0.02, respectively. As of December 31, 2006, we had approximately $449,000 of unrecognized compensation cost related to stock option awards, which is expected to be recognized over a period of approximately 2.5 years.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation awards using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Associates. Accordingly, we did not recognize compensation expense in our Consolidated Statements of Operations for options that were granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. As required by SFAS No. 123, we provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.
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
     The following table illustrates the effect on net income and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for fiscal years 2005 and 2004, respectively.

	Fiscal Year
(in thousands, except per share data)	2005	2004
Net income as reported	$4,391	$3,498
Less: Compensation expense determined under the fair value method, net of tax	(425)	(816)

Pro forma net income	$3,966	$2,682

Net income per common share:
Basic EPS as reported	$0.41	$0.29
Basic EPS pro forma	$0.37	$0.23

Diluted EPS as reported	$0.39	$0.29
Diluted EPS pro forma	$0.36	$0.22
     There were no stock options granted during the fiscal year ending December 31, 2006.
     The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2006 was approximately $1.4 million.
     As of December 31, 2006, the aggregate intrinsic value of options outstanding was approximately $8.2 million and the aggregate intrinsic value of options exercisable was approximately $6.6 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Revenue Recognition – We record restaurant sales at the time food and beverages are served. We record sales of merchandise items at the time items are delivered to the customer. We have detailed below our revenue recognition policies for franchise and licensing agreements.
     Franchise arrangements – Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, at which time we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a monthly royalty of 5% of their net sales.
     Licensing and other revenue – We have a licensing agreement for our retail products, the initial term of which expires in April 2010 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue for fiscal years 2006, 2005 and 2004 was approximately $279,000, $285,000 and $248,000, respectively.
     Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training and décor installation services. The cost of these services is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2006, 2005 and 2004 was approximately $695,000, $820,000 and $571,000, respectively.
     Variable Interest Entities – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities which was subsequently revised by FIN 46R in December 2003. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The Company adopted FIN 46R effective January 1, 2004.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     The Company is a franchisor of 104 franchise-operated restaurants as of December 31, 2006, but does not possess any ownership interests in its franchisees and does not provide financial support to franchisees in its typical franchise relationship. Franchisees are responsible for making their own decisions regarding day-to-day operations of the franchise. These franchise relationships were not deemed variable interests, and the entities were not consolidated upon adoption of FIN 46.
     Recently Issued Accounting Pronouncements – On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Statement 159 is effective for the company as of December 31, 2007. We are currently evaluating the impact this pronouncement will have on our consolidated statement of financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
     In September 2006, SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.
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
     SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We have adopted SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006.

AMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation will be effective for us at the beginning of fiscal 2007. We have evaluated the impact and have determined that the adoption of FIN No. 48 will not be material to our consolidated financial statements.
     In November 2005, the FASB issued Staff Position FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123 R-3 for calculating the tax effect of stock-based compensation under SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statement of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.
(2)	INVENTORIES
     Inventories consisted approximately of the following at:

(In thousands)	December 31,	January 1,
	2006	2006
Smallwares and supplies	$1,121	$1,015
Food and beverage	620	548
Retail goods	24	25

	$1,765	$1,588

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(3)	NOTES RECEIVABLE
     Notes receivable consisted approximately of the following at:

(in thousands)	December 31,	January 1,
	2006	2006
Famous Ribs of Georgia, LLC, Famous Ribs of Snellville, LLC, Famous Ribs of Marietta, LLC, Famous Ribs of Alpharetta, LLC, and Famous Ribs of Lawrenceville, LLC, $1,300 amortized over 9 years at 3.27% interest, due November 2012, secured by property and equipment and guaranteed by the franchise owner. Monthly interest only was due until December 2006, when principal payments were required. Under the note agreement, December’s note payment was appropriately deferred. (See Note (18) Subsequent Events for discussion regarding amendment of note).	$1,300	$1,300

Old School BBQ, Inc. – monthly installments of approximately $5.7 including interest at 9.0%, due November 2012, secured by property and equipment and guaranteed by the franchise owners.	311	349

Utah BBQ, Inc. – monthly installments of approximately $0.9 and $8.6 including interest at 9.5%, due July 2007, secured by property and equipment and guaranteed by the franchise owners.	65	167

Rivervalley BBQ, Inc. – quarterly interest and principal installments of approximately $22.0 including interest at prime (6.25% at January 1, 2006) plus 1.50%, paid when due December 2006, unsecured.	—	94

Rivervalley BBQ, Inc. – line of credit for up to $50.0 with monthly interest only though December 2007 with total outstanding balance due December 2007 including interest at prime (8.25% at December 31, 2006 and 6.25% at January 1, 2006) plus 1.50%, unsecured.	50	50

Competition BBQ, Inc. – monthly installments of approximately $0.4 including interest at 7.0%, due January 2008, unsecured.	1	12

Total notes receivable	1,727	1,972

Current maturities	(544)	(253)

Long-term portion of notes receivable	$1,183	$1,719

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(3)	NOTES RECEIVABLE (continued)
     Future principal payments to be received on notes receivable are approximately as follows:
(in thousands)

Fiscal Year
2007	$544
2008	76
2009	88
2010	87
2011	94
Thereafter	838

Total	$1,727

(4)	PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consisted approximately of the following at:

	December 31,	January 1,
(in thousands)	2006	2006

Prepaids	$1,482	$1,241
Acquisition of Florence, Kentucky restaurant	—	785
Notes receivable – short-term	544	253
Interest receivable	94	33

	$2,120	$2,312

     Acquisition of Florence, Kentucky Restaurant
     On May 11, 2005, we entered into an asset purchase agreement with a franchisee and its lender pursuant to which we would acquire from the franchisee the assets comprising a franchise-operated location in Florence, Kentucky for a purchase price of approximately $790,000, payable in part by forgiveness of amounts due to us from the franchisee. Our ultimate basis in the acquired assets would include the purchase price plus the related expenses incurred by us in connection with this acquisition, including bankruptcy-related costs. Because the franchisee had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, consummation of the transaction was contingent upon, among other things, approval by the United States Bankruptcy Court. The transaction was scheduled to close subject to the satisfaction of applicable closing conditions upon the issuance of a final and non-appealable approval order from the Court. Subject to consummation of the transaction, we believed the amounts to be recovered from the franchisee could be fully realized and, as a result, as of April 3, 2005 we reclassified $508,000 from accounts receivable to other current assets on our consolidated balance sheet. As of April 2005, we had realized approximately $277,000 in additional expenses related to this transaction, and, accordingly, have reflected approximately $785,000 in other current assets in our consolidated balance sheet as of January 1, 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(4) PREPAID EXPENSES AND OTHER CURRENT ASSETS (continued)
     On January 20, 2006 the Court approved the sale of the Florence, Kentucky restaurant to us. On January 23, 2006, the Company acquired the assets comprising our Florence, Kentucky franchise-operated location from Best Que, LLC, the former franchise operator. The acquisition costs to date for the assets were approximately $972,000, which were comprised of a cash payment of $155,000 plus the forgiveness and cancellation of certain debts owed by the Seller to the Company and the expenditure of certain fees and expense including legal and other professional fees in connection with the sale. The restaurant is currently being marketed to potential franchisees, and will be operated as a company-owned property until the assets are sold to a new franchise operator. The assets acquired in fiscal 2006 are accounted for as assets held for sale within property, equipment and leasehold improvements, net, in our consolidated balance sheet as of December 31, 2006.
(5) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
     Property, equipment and leasehold improvements, net, consisted approximately of the following at:

(in thousands)	December 31,	January 1,
	2006	2006
Land, buildings and improvements	$48,619	$46,292
Furniture, fixtures and equipment	21,679	21,488
Antiques	2,227	2,149
Construction in progress	1,439	2,754
Assets held for sale	4,746	1,281
Accumulated depreciation and amortization	(28,673)	(27,092)

Property, equipment and leasehold improvements, net	$50,037	$46,872

     We moved into new corporate office headquarters in Minnetonka, Minnesota on July 25, 2005. Capital expenditures of approximately $739,000 were spent on the new facility, including the construction of a new test kitchen and training facility in the lower-level of the office facility.
(6) OTHER CURRENT LIABILITIES
     Other current liabilities consist of the following at:

(in thousands)	December 31,	January 1,
	2006	2006
Gift cards payable	$1,378	$1,057
Other liabilities	883	775
Sales tax payable	575	731
Accrued property and equipment purchases	742	447
Deferred franchise fees	280	245
Accrued income taxes	—	155

	$3,858	$3,410

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(7) CREDIT FACILITY AND DEBT COVENANTS
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility will bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at December 31, 2006) plus 0.5% or Wells Fargo’s prime rate (8.25% at December 31, 2006). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 31, 2006, was 0.25%.
     The Company expects to use borrowings under the Credit Agreement for general working capital purposes, as well as for the repurchase of shares under the Company’s share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facilities as of December 31, 2006 and January 1, 2006.
     In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing our availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this new Facility is July 31, 2011. We had no borrowings under this Facility, and had $500,000 in Letters of Credit as of December 31, 2006 as required by our fiscal 2005 self-funded medical insurance policy. This letter of credit reduced our borrowing capacity under the line as of December 31, 2006. We had no borrowings under the previous Facility as of January 1, 2006.
(8) LONG-TERM DEBT
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.25 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of December 31, 2006 and January 1, 2006, we were in compliance with all of our covenants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(8) LONG-TERM DEBT (continued)
     Long-term debt consisted approximately of the following at:

($’s in thousands)	December 31,	January 1,
	2006	2006
Notes payable – GE Capital Franchise Finance Corporation – monthly installments from approximately $13 to $20 including interest between 8.10% and 10.53%, due between January 2020 and October 2023, secured by property and equipment.	$7,416	$10,636

Notes payable – GE Capital Franchise Finance Corporation – monthly installment of approximately $12 including interest of 3.80% plus the monthly LIBOR rate (effective rate between 4.57% and 5.33% at December 31, 2006 and between 2.59% and 4.39% at January 1, 2006), due December 2017, secured by property and equipment.	1,005	1,216

Total long-term debt	8,421	11,852
Capital lease obligations	—	16
Less current maturities	(302)	(438)

Long-term debt net of current maturities	$8,119	$11,430

     Required principal payments on long-term debt over the next five years, are as follows:

(in thousands)

Fiscal Year
2007	$302
2008	331
2009	365
2010	401
2011	442
Thereafter	6,580

Total	$8,421

(9) FINANCING LEASE OBLIGATION
     We have a $4.5 million financing obligation dated March 31, 1999, involving three existing restaurants as a result of a sale/leaseback transaction. Under this financing, we are obligated to make monthly interest payments of $46,454 (which increases 4.04% every two years) for a minimum of 20 years. At the end of the 20 year lease term we may extend the lease for up to two additional five year terms. We also have the option to purchase the leased restaurants before the 10th and 12th anniversaries of the lease term and between the first and second five year option terms. The option purchase price is the greater of $4.5 million or the fair market value of the properties at the time the purchase option is exercised. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements, net and are being depreciated, and a portion of the monthly payments are accounted for as interest expense in the consolidated statements of operations. The principal financing lease obligation payment of $4.5 million is due in March 2019.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(10) CAPITAL AND OPERATING LEASE OBLIGATIONS
     Our assets under capital leases expired in February 2006. These leases consisted of agreements for furniture, equipment and leasehold improvements, and bore interest at a rate of 13.0%. The obligations were secured by the property under lease. Total cost and accumulated amortization of the capital-leased assets were approximately $4.3 million at both December 31, 2006 and January 1, 2006, respectively. We depreciated the capital lease amounts over their useful life as defined by our capitalization policy.
     We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 1 to 40 years, including lease renewal options. Eight of the leases require percentage rent of between 3% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal years 2006, 2005 and 2004 including rent, common area maintenance costs, real estate taxes and percentage rent, were approximately $5.4 million, $4.9 million and $4.8 million, respectively. Rent expenses only (excluding percentage rent) were approximately $3.7 million, $3.2 million and $3.0 million for fiscal years 2006, 2005 and 2004, respectively. Percentage rent was approximately $179,000, $102,000 and $138,000 for fiscal years 2006, 2005 and 2004, respectively.
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
     Future minimum lease payments (including renewal options) existing at December 31, 2006 were:
(in thousands)

Operating
Fiscal Year	Leases
2007	$3,910
2008	4,333
2009	4,339
2010	4,376
2011	4,336
Thereafter	71,690

Total future minimum lease commitments	$92,984
Less: sublease income	(8,425)

Total operating lease obligations	$84,559

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11) RELATED PARTY TRANSACTIONS
     Stock Repurchase — In fiscal 2004, we purchased 200,000 shares of stock from our founder and former CEO, Dave Anderson, for approximately $1.6 million at a price equal to fair market value.
     Famous Ribs of Georgia, Snellville, Marietta and Alpharetta, LLC – In fiscal 2006, 2005, and 2004, we sublet three restaurants to our former President and CEO, Martin O’Dowd, for a total of $380,000, $362,000 and $403,000, respectively, in lease and real estate tax payments for which he reimbursed us an equal amount to offset our rent expense for these three locations. In November 2003, we executed a signed purchase agreement with Mr. O’Dowd to purchase our three Atlanta area restaurants and operate them under franchise agreements. As part of the purchase price, we executed a signed note receivable in the amount of $1.3 million, with Mr. O’Dowd expected to submit periodic principal and interest payments, to us, over 9 years. This note was interest only until December 2006, at which time regular monthly principal and interest payments became due. (See Note (18) Subsequent Events). The December payment was properly deferred. In addition, Mr. O’Dowd entered into an area development agreement to develop additional Famous Dave’s franchise restaurants in defined areas of Georgia, and transferred his rights to the North Carolina market back to us.
(12) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES AND WARRANTS
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans prior to 1996 in limited situations. All of these grants have been previously exercised. Under the Plans, an aggregate of 491,348 shares of our Company’s common stock remained unreserved and available for issuance at December 31, 2006. In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, but will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(12) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES AND WARRANTS (continued)
     Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of	Weighted Average
	Options	Exercise Price
Options outstanding – December 28, 2003	1,200	$3.94
Granted	247	6.32
Canceled or expired	(135)	3.43
Exercised	(217)	3.26
Options previously cancelled	37	6.03

Options outstanding – January 2, 2005	1,132	4.72
Granted	28	10.20
Canceled or expired	(46)	5.79
Exercised	(214)	3.41

Options outstanding at January 1, 2006	900	5.14
Canceled or expired	(43)	6.11
Exercised	(130)	4.28
Options previously cancelled	1	2.84

Options outstanding at December 31, 2006	728	$5.24

Options exercisable – January 2, 2005	500	$3.80

Options exercisable – January 1, 2006	539	$4.66

Options exercisable – December 31, 2006	580	$5.05

Weighted average fair value of options granted during the year ended January 2, 2005		$4.44
Weighted average fair value of options granted during the year ended January 1, 2006		$10.98
Weighted average fair value of options granted during the year ended December 31, 2006		$—

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(12) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES AND WARRANTS (continued)
     The following table summarizes information about stock options outstanding at December 31, 2006:
(number outstanding and number exercisable in thousands)

Options
	Total outstanding			Exercisable
		Weighted-average	Weighted-		Weighted-
Exercise	Number	remaining	average	Number	average
prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.00 - $ 2.38	17	2.66 years	$2.27	17	$2.27
$3.19 - $ 4.18	314	5.69 years	3.98	314	3.98
$4.82 - $ 6.72	358	6.89 years	5.97	210	5.96
$2.00 - $10.98	39	6.24 years	9.97	39	9.97

	728	6.24 years	5.24	580	$5.05

     2005 Stock Incentive Plan
     On May 12, 2005, the Company’s shareholders approved the adoption of the Famous Dave’s of America, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The purpose of the 2005 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate Associates, certain key consultants and directors of the Company. The maximum number of shares of common stock which may be issued under the 2005 Plan is 450,000 shares, subject to adjustment. The Compensation Committee of the Company’s Board of Directors administers the 2005 Plan. Awards may be granted to Associates (including officers), members of the Board of Directors and consultants or other independent contractors. Awards that may be granted under the 2005 Plan include performance shares, incentive and non-statutory stock options, stock appreciation rights, stock awards, and restricted stock. The 2005 Plan shall remain in effect until all incentives granted under the 2005 Plan have either been satisfied by the issuance of shares of common stock, the payment of cash, or have been terminated under the terms of the 2005 Plan and all restrictions imposed on shares of common stock in connection with their issuance under the 2005 Plan have lapsed. No incentives may be granted under the 2005 Plan after the tenth anniversary of the date the 2005 Plan was approved by the shareholders of the Company.
     Performance Shares
     During fiscal 2004, the Compensation Committee determined that all stock incentive awards for Associates of the Company, including officers, commencing in 2005, would take the form of performance shares. These performance shares will take the place of the Company’s historical practice of issuing stock options as a form of stock incentive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(12) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES AND WARRANTS (continued)
     We have a program under which management and certain director-level Associates may be granted performance shares under the 1997 Employee Stock Option Plan and the 2005 Stock Incentive Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants are contingent upon the Company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant. Upon achieving the minimum percentage, and provided that the recipient remains an Associate during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is equal to the percentage of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.
     No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with this program, we recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statement of operations throughout the performance period.
     As of December 31, 2006, we have two performance share programs in progress. During fiscal 2006, we recorded expense related to three programs, one of which was completed as of December 31, 2006. On February 18, 2004 our Board of Directors awarded 33,500 (subsequently reduced to 27,500 due to Associate departures) performance share grants to eligible Associates for the fiscal 2004-fiscal 2006 timeframe. On February 25, 2005, our Board of Directors awarded 134,920 (subsequently reduced to 113,105 due to Associate departures) performance share grants to eligible Associates for the fiscal 2005-fiscal 2007 timeframe. On December 29, 2005, our Board of Directors awarded 83,200 performance (subsequently reduced to 72,300 due to Associate departures) share grants to eligible Associates for the fiscal 2006-fiscal 2008 timeframe.
     We recognized approximately $38,000, $90,000, and $142,000, respectively, of compensation expense in our consolidated statements of operations for fiscal 2006, fiscal 2005, and fiscal 2004, respectively, related to the fiscal 2004-fiscal 2006 program. We recognized approximately $423,000 and $473,000 of compensation expense in our consolidated statements of operations for fiscal 2006 and fiscal 2005, related to the fiscal 2005-fiscal 2007 program. We recognized approximately $271,000 and $3,000 of compensation expense in our consolidated statements of operations for fiscal 2006 and fiscal 2005, related to the fiscal 2006-fiscal 2008 program.
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their compensation or commissions, if applicable, for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the annual bonuses are approved by the Board of Directors. In accordance with SFAS No. 123R, this plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(12) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES AND WARRANTS (continued)
     In accordance with the plan discussed above, on February 18, 2004, David Goronkin, our President and CEO, elected to defer his fiscal 2003 bonus of $93,750 for a one-year period related to this plan. For fiscal 2004, we recognized approximately $68,000 in additional compensation expense. Mr. Goronkin’s fiscal 2003 bonus, including the original amount deferred and the appreciation, was paid to him during the first quarter of fiscal 2005.
     Several of our executives elected to defer a portion of their fiscal 2004 bonuses, the amount of which was determined on February 25, 2005, totaling approximately $77,000, (of which approximately $25,000 had been subsequently paid out), in accordance with the Deferred Stock Unit Plan discussed above. Two executives deferred for a one-year period and two executives deferred for a two-year period. As a result of our end-of-year stock price being essentially equal to the stock price at the time of the election, we recognized no expense in our consolidated statements of operations for fiscal 2005, related to this plan for the fiscal 2004 bonus year deferral. In fiscal 2006, we recognized compensation expense of approximately $24,000 in our consolidated statement of operations, as related to the second year deferral of the fiscal 2004 bonus.
     Several of our executives elected to defer for one year a portion of their fiscal 2005 bonuses, the amount of which was determined on February 22, 2006, totaling approximately $56,000 (of which approximately $9,000 had been subsequently paid out), in accordance with the Deferred Stock Unit Plan discussed above. We recognized compensation expense of approximately $2,000 in our consolidated statement of operations for fiscal 2006, as related to this plan for the fiscal 2005 bonus year deferrals.
     Common Share Repurchases
     On May 12, 2004, we announced that our Board of Directors approved a program to repurchase up to 1.0 million shares of our common stock. In September 2004, we completed the repurchase of these 1.0 million shares at a total price of approximately $7.5 million at an average market price of $7.44, excluding commissions.
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
     On May 9, 2006, our Board of Directors authorized a third stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time to time in both the open market or through privately negotiated transactions. As of December 31, 2006, we had repurchased 611,400 shares under the program for approximately $9.3 million at an average market price of $15.20, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(12) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES AND WARRANTS (continued)
     Board of Directors’ Compensation
     In May 2006, in lieu of our previous program of issuing cash and stock options, we awarded our independent board members shares of common stock for their service on our board for fiscal 2006. These shares were fully vested upon grant and were unrestricted, but require reimbursement of the prorated portion or equivalent value thereof in the event of a board member not fulfilling their term of service. In total, 19,300 shares were issued on May 11, 2006, on which date the price of our common stock at the close of market was $15.71. The compensation cost of approximately $303,000 was reflected in general and administrative costs in our consolidated statement of operations for fiscal 2006.
     Warrants
     As part of our acquisition of four restaurants during fiscal year 1999, we issued 200,000 warrants which were set to expire in December 2004. All stock warrants had been exercised or redeemed prior to their expiration. During fiscal 2004, 10,000 of the warrants were exercised at a price of $6.00 per share and we redeemed, but have not yet paid for, the remainder of the warrants for approximately $197,000 which represents the difference between the original exercise price of the warrants and the closing market price of the Company’s stock on the date of the transactions. We currently have a liability recorded for these warrants.
(13) INCOME TAXES
     At December 31, 2006, we had cumulative net operating loss carry-forwards of approximately $289,000 for federal tax purposes and approximately $5.0 million for state tax purposes, which will begin to expire in fiscal 2019 if not used. We also had cumulative tax credit carry-forwards of approximately $3.1 million which, if not used, will begin to expire in fiscal 2009.
     The following table summarizes the provision for income taxes:

(in thousands)	2006	2005	2004
Current:
Federal	$843	$157	$135
State	247	495	342

	1,090	652	477

Deferred:
Federal	1,327	1,797	1,304
State	303	251	119

	1,630	2,048	1,423

Total tax provision	$2,720	$2,700	$1,900

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(13) INCOME TAXES (continued)
     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal years 2006 and 2005, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability. We believe that the realization of the deferred tax asset is more likely than not based on our taxable income for fiscal 2006 and fiscal 2005 and based on the expectation that our Company will generate the necessary taxable income in future years.
     Our Company’s deferred tax assets (liabilities) were as follows at:

	December 31,	January 1,
(in thousands)	2006	2006
Current deferred tax assets (liabilities):
Tax credit carryover	$3,057	$—
Net operating loss carry-forwards	198	3,482
Prepaids	(530)	(459)
Inventory	(372)	(348)
Other assets	881	445

Total current deferred tax assets	$3,234	$3,120

Long-term deferred tax assets:
Tax credit carryovers	$—	$2,253
Property and equipment basis difference	550	258
Other	339	121

Total long-term deferred tax assets	$889	$2,632

     Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2006	2005	2004
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.2	4.3	4.0
Tax effect of permanent differences	2.7	2.5	3.4
Tax effect of tip credit	(5.0)	(5.2)	(6.2)
Other	1.7	2.4	—

Effective tax rate	35.6%	38.0%	35.2%

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     (14) SUPPLEMENTAL CASH FLOWS INFORMATION

(in thousands)	Fiscal Year
	2006	2005	2004
Cash paid for interest	$1,606	$1,698	$1,727

Cash paid for taxes	$927	$409	$14

Non-cash investing and financing activities:

Reclassification of other current assets to assets held for sale	$776	—	—

Reclassification of accounts receivable to assets held for sale	$178	$508	—

Accrued property and equipment purchases	$295	$447	—

Deferred tax asset related to tax benefit of stock options exercised	$469	$244	$303

Issuance of common stock to independent board members	$303	$—	$—
(15) RETIREMENT SAVINGS PLANS
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers Associates meeting certain eligibility requirements. During fiscal 2006, we matched 50.0% of the Associate’s contribution up to 4.0% of their earnings. Employer matching contributions were approximately $169,000, $148,000 and $118,000 for fiscal years 2006, 2005 and 2004, respectively. There were no discretionary contributions to the plan during fiscal years 2006, 2005 or 2004.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those Associates who are at the “director” level and above; and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. The Company currently matches 50.0% of the first 4.0% contributed and currently pays a declared interest rate of 8.0% on balances outstanding. The Board of Directors administers the Plan and could change the Company match or the rate or any other aspect of the Plan at any time.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(15) RETIREMENT SAVINGS PLANS (continued)
     Deferral periods are defined as the earlier of termination of employment or not less than three calendar years following the end of the applicable Plan Year. Extensions of the deferral period for a minimum of five years are allowed provided the election is made at least one year before the first payment affected by the change. Payments can be in a lump sum or in equal payments over a two-, five- or ten-year period, plus interest from the commencement date.
     The Plan assets are kept in an unsecured account that has no trust fund. In the event of bankruptcy, any future payments would have no greater rights than that of an unsecured general creditor of the Company and they confer no legal rights for interest or claim on any assets of the Company. Benefits provided by the Plan are not insured by the Pension Benefit Guaranty Corporation (PBGC) under Title IV of the Employee Retirement Income Security Act of 1974 (ERISA), because the pension insurance provisions of ERISA do not apply to the Plan.
     For the Plan year ended December 31, 2006, eligible participants contributed approximately $241,000 to the Plan and the Company provided matching funds and interest of approximately $66,000, net of distributions of $21,000, due to an Associate’s departure. For the Plan year ended December 31, 2005, eligible participants contributed approximately $120,000 to the Plan and the Company provided matching funds and interest of approximately $22,000.
(16) SELECTED QUARTERLY DATA (Unaudited)
     The following represents selected quarterly financial information for fiscal years 2006 and 2005:
(in thousands, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	$27,088	$23,496	$30,740	$28,066	$30,812	$26,268	$27,981	$24,524
Income from operations	$1,581	$1,288	$2,936	$3,340	$2,896	$2,481	$1,830	$1,647
Net income	$742	$533	$1,524	$1,844	$1,597	$1,228	$1,061	$784
Basic net income per common share	$0.07	$0.05	$0.14	$0.17	$0.15	$0.12	$0.10	$0.07
Diluted net income per common share	$0.07	$0.05	$0.14	$0.17	$0.15	$0.11	$0.10	$0.07
(17) LITIGATION
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(18) SUBSEQUENT EVENTS
     On February 12, 2007 the Company amended a promissory note receivable with Famous Ribs, Georgia, LLC, Famous Ribs of Snellville, LLC, Famous Ribs of Marietta, LLC, Famous Ribs of Alpharetta LLC, and Famous Ribs of Lawrenceville, LLC. The purpose of the amendment was to clarify certain terms of the promissory note, none of which were deemed significant. The terms of the note were amended from February 1, 2007 to November 17, 2012 to require a minimum installment payment of $5,000 each month. In addition, a one-time principal payment of $10,000 was required on February 1, 2007. On or before July 1, 2007, an additional principal payment of $300,000 will be required. On the maturity date, the Borrower shall be required to pay the entire remaining principal balance together with any unpaid accrued interest.

Financial Statement Schedule
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(In thousands)		Additions	Deductions
			Credits to Costs
	Balance at	Charged to	and Expenses
	Beginning of	Costs and	and Other	Balance at End
	Period	Expenses	Accounts	of Period
Year ended January 2, 2005:
Allowance for doubtful accounts	$98.5	$—	$(88.9)	$9.6

Year ended January 1, 2006:
Allowance for doubtful accounts	$9.6	$65.8	$(38.6)	$36.8

Year ended December 31, 2006:
Allowance for doubtful accounts	$36.8	$28.2	$(50.8)	$14.2
Reserve for lease termination costs	$—	$398.0	$(68.0)	$330.0

EXHIBITS

Exhibit No.	Description

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

10.2	Loan Agreement, dated as of January 21, 2000, by and between FFCA Acquisition Corporation and MinWood Partners, Inc., incorporated by reference from Exhibit 10.21 to Form 10-Q filed May 16, 2000

10.3	Master Lease, dated as of January 21, 2000, by and between MinWood Partners, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.22 to Form 10-Q filed May 16, 2000

10.4	Loan Agreement, dated as of August 4, 2000, by and between FFCA Funding Corporation and FDA Properties, Inc., incorporated by reference from Exhibit 10.13 to Form 10-K filed March 29, 2001

10.5	Master Lease, dated as of August 4, 2000, by and between FDA Properties, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.5 to Form 10-K filed March 29, 2001

10.7	1995 Associate Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2002

10.8	1997 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.9	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.10	2005 Stock Incentive Plan, incorporated by reference to Ex 10.10 to Form 10-K filed March 17, 2006

10.11	Executive Elective Deferred Stock Unit Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 11, 2004

EXHIBITS (continued)

Exhibit No.	Description

10.12
Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 31, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 2, 2006

10.13	Employment Agreement dated February 25, 2005 by and between David Goronkin, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2005

10.14	Form of Amended and Restated 2004-2006 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q filed May 13, 2005

10.15	Form of Amended and Restated 2005-2007 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.3 and 10.4 to Form 10-Q filed May 13, 2005

10.16	Famous Dave’s of America, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed March 2, 2005

10.17	First Amended and Restated Non-Qualified Deferred Compensation Plan, dated February 25, 2005, incorporated by reference to Exhibit 10.17 to Form 10-K filed March 17, 2006

10.18	Form of 2006-2008 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 29, 2005

10.19	Amendment to 1995 Associate Stock Option and Compensation Plan, effective November 7, 2006, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2006

10.20	Form of 2007 – 2009 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed February 27, 2007

10.21	Form of Director Stock Grant, incorporated by reference to Exhibit 10.3 to Form 8-K filed February 27, 2007

21.0	Subsidiaries of Famous Dave’s of America, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)

Dated: March 16, 2007	By:	/s/ David Goronkin David Goronkin
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2007 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ David Goronkin David Goronkin	President, Chief Executive Officer, and Director (principal executive officer)

/s/ Diana Garvis Purcel Diana Garvis Purcel	Chief Financial Officer and Secretary (principal financial and accounting officer)

/s/ K. Jeffrey Dahlberg K. Jeffrey Dahlberg	Director

/s/ F. Lane Cardwell, Jr. F. Lane Cardwell, Jr.	Director

/s/ Mary L. Jeffries Mary L. Jeffries	Director

/s/ Richard L. Monfort Richard L. Monfort	Director

/s/ Dean A. Riesen Dean A. Riesen	Director