Form 10-Q
period 2007-04-01
FAMOUS DAVES OF AMERICA INC
filed 2007-05-11
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2007

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
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2006 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the NASDAQ Global Marketsm on June 30, 2006, was $132,998,697. As of May 4, 2007, 10,125,565 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 1, 2007 AND DECEMBER 31, 2006
(in thousands, except share and per-share data)
(Unaudited)

	April 1,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$2,098	$1,049
Restricted cash	2,044	1,425
Accounts receivable, net	3,009	3,337
Inventories	1,716	1,765
Deferred tax asset	2,639	3,234
Prepaid expenses and other current assets	1,312	1,576
Notes receivable	537	544

Total current assets	13,355	12,930

Property, equipment and leasehold improvements, net	49,723	50,037

Other assets:
Notes receivable, less current portion	1,139	1,183
Deferred tax asset, less current portion	889	889
Other assets	562	603

	$65,668	$65,642

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$1,000	$—
Current portion of long-term debt	252	302
Accounts payable	5,454	5,248
Accrued compensation and benefits	2,941	3,399
Other current liabilities	3,300	3,858

Total current liabilities	12,947	12,807

Long-term liabilities:
Long-term debt, less current portion	7,104	8,119
Financing leases	4,500	4,500
Other liabilities	4,574	4,381

Total liabilities	29,125	29,807

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 10,121,000 and 10,130,000 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	101	101
Additional paid-in capital	32,229	32,863
Retained earnings	4,213	2,871

Total shareholders’ equity	36,543	35,835

	$65,668	$65,642

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
APRIL 1, 2007 AND APRIL 2, 2006
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2007	2006
Revenue:
Restaurant sales, net	$24,941	$23,216
Franchise royalty revenue	3,649	3,140
Franchise fee revenue	315	562
Licensing and other revenue	98	170

Total revenue	29,003	27,088

Costs and expenses:
Food and beverage costs	7,611	7,005
Labor and benefits costs	7,480	7,187
Operating expenses	6,193	5,990
Depreciation and amortization	1,140	1,127
General and administrative expenses	4,123	4,007
Pre-opening expenses	6	182
Loss on disposal of property	18	9

Total costs and expenses	26,571	25,507

Income from operations	2,432	1,581

Other income (expense):
Loss on early extinguishment of debt	(12)	—
Interest expense	(408)	(471)
Interest income	76	105
Other income (expense), net	4	(38)

Total other expense	(340)	(404)

Income before income taxes	2,092	1,177

Income tax provision	(750)	(435)

Net income	$1,342	$742

Basic and diluted net income per common share	$0.13	$0.07

Weighted average common shares outstanding — basic	10,130,000	10,606,000

Weighted average common shares outstanding — diluted	10,492,000	10,949,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
APRIL 1, 2007 and APRIL 2, 2006
(in thousands)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2007	2006
Cash flows from operating activities
Net income	$1,342	$742
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,140	1,127
Amortization of deferred financing costs	14	16
Loss on disposal of property	18	9
Loss on early extinguishment of debt	12	—
Deferred income taxes	595	421
Deferred rent	91	138
Stock-based compensation	540	365
Changes in operating assets and liabilities:
Restricted cash	(619)	(832)
Accounts receivable, net	328	157
Inventories	49	(45)
Prepaid expenses and other current assets	265	(54)
Deposits	14	1
Accounts payable	206	1,585
Accrued compensation and benefits	(610)	433
Other current liabilities	(48)	(552)
Long-term deferred compensation	102	—

Cash flows provided by operations	3,439	3,511

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,354)	(1,473)
Payments received on notes receivable	51	53

Cash flows used for investing activities	(1,303)	(1,420)

Cash flows from financing activities:
Proceeds from draws on line of credit	3,500	—
Payments on line of credit	(2,500)	—
Payments on long-term debt	(1,065)	(120)
Proceeds from exercise of stock options	102	39
Tax benefit of stock-options exercised	59	7
Repurchase of common stock	(1,183)	—

Cash flows used for financing activities	(1,087)	(74)

Increase in cash and cash equivalents	1,049	2,017

Cash and cash equivalents, beginning of period	1,049	4,410

Cash and cash equivalents, end of period	$2,098	$6,427

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(1)  Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of April 1, 2007, there were 145 restaurants operating in 35 states, including 41 company-owned restaurants and 104 franchise-operated restaurants. An additional 162 franchise restaurants were committed to be developed through signed area development agreements at April 1, 2007.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of April 1, 2007 and December 31, 2006 and for the three month periods ended April 1, 2007 and April 2, 2006. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2006 Form 10-K as filed with the SEC. Certain reclassifications have been made to prior periods to conform to the current presentation.
     Due to the seasonality of our business, revenue and operating results for the three months ended April 1, 2007 are not necessarily indicative of the results to be expected for the full year.
(2)  Net Income Per Common Share
     Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended
	April 1,	April 2,
(in thousands, except per share data)	2007	2006
Net income per common share — basic:
Net income	$1,342	$742
Weighted average shares outstanding	10,130	10,606
Net income per common share — basic	$0.13	$0.07

Net income per common share — diluted:
Net income	$1,342	$742
Weighted average shares outstanding	10,130	10,606
Dilutive impact of common stock equivalents outstanding	362	343

Adjusted weighted average shares outstanding	10,492	10,949
Net income per common share — diluted	$0.13	$0.07

     All options outstanding as of April 1, 2007 and April 2, 2006 were used in the computation of diluted earnings per common share.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(3)  Public Relations and Marketing Development Fund and Restricted Cash
     We have established a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants governed by franchise agreements signed after January 1, 2004, are required to contribute a percentage of net sales, currently 1.0%, to the fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. We reflect the cash related to this fund in restricted cash, and the liability in accounts payable, on our consolidated balance sheets. The assets held by this fund were approximately $2.0 million at April 1, 2007 and approximately $1.4 million at December 31, 2006.
(4)  Credit Facility
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at April 1, 2007) plus 0.5% or Wells Fargo’s prime rate (8.25% at April 1, 2007). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Eurodollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee which will range from 0.25% to 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of April 1, 2007, was 0.25%.
     We expect to use borrowings under the Credit Agreement for general working capital purposes, as well as for the repurchase of shares under our share repurchase authorization. Under the Facility, we have granted the Lender a security interest in all current and future personal property.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facility as of April 1, 2007 and December 31, 2006.
     In addition to changes in the aggregate loan amount and applicable interest rates, the amended Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing the availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this new Facility is July 31, 2011. We had $1.0 million in borrowings under this Facility, and had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy, which reduced our borrowing capacity under the Facility as of April 1, 2007. We had no borrowings under this Facility and had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy as of December 31, 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(5)  Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     We have a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations, however, all of these grants have been previously exercised. Under the Plans, an aggregate of 273,648 shares of our Company’s common stock remained available for issuance at April 1, 2007. In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire ten years from the date of grant. We previously adopted a 1995 Stock Option and Compensation Plan which expired on December 29, 2005, but will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. The 1997 Employee Stock Option Plan will expire on June 24, 2007, but will remain in effect until all outstanding shares granted thereunder have either been satisfied or terminated.
    Stock Options
     Information regarding our Company’s stock options is summarized below:

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Outstanding at December 31, 2006	728	$5.24
Granted	—	—
Exercised	(15)	6.83
Canceled or expired	—	—

Outstanding at April 1, 2007	713	$5.21

Options Exercisable at April 1, 2007	598	$5.07

    Performance Shares
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
     As of April 1, 2007, we currently have three performance share programs in progress. All of these performance share awards qualify for equity-based treatment under Statement of Financial Accounting Standards (“SFAS”) No. 123R. Accordingly, we recognize compensation cost for these share-based awards based on their fair value at the time of grant over the requisite service period (i.e. fixed treatment). On

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(5)  Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
February 18, 2004 our Board of Directors awarded 33,500 (subsequently reduced to 27,500 due to Associate departures) performance share grants to eligible Associates for the fiscal 2004-fiscal 2006 timeframe. Subsequent to the filing of our fiscal 2006 10-K, we issued 24,683 shares out of this 2004-2006 performance share program, representing the achievement of approximately 90% of the target payout for this program. Recipients elected to forfeit 8,307 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,376 shares.
     On February 25, 2005, our Board of Directors awarded 134,920 (subsequently reduced to 113,105 due to Associate departures) performance share grants to eligible employees for the fiscal 2005 — fiscal 2007 timeframe. On December 29, 2005, our Board of Directors awarded 83,200 (subsequently reduced to 72,300 due to Associate departures) performance share grants to eligible employees for the fiscal 2006-fiscal 2008 timeframe. If the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of Performance Shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” Performance Share amount). On February 21, 2007, our Board of Directors awarded 96,100 performance share grants to eligible employees for the fiscal 2007-fiscal 2009 timeframe. Similar to the fiscal 2006 — fiscal 2008 program, if the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of Performance Shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100%.
     We recognized the following compensation expense in our Consolidated Statements of Operations for the first quarter of fiscal 2006 and fiscal 2007 as follows:

	Three Months Ended
	April 1,	April 2,
(in thousands)	2007	2006
Performance Share Program
2004 – 2006	$—	$16
2005 – 2007	99	119
2006 – 2008	68	78
2007 – 2009	150	—
    Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their compensation or commissions, if applicable, for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the annual bonuses are approved by the Board of Directors. In accordance with SFAS No. 123R, this plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases (i.e. “mark — to — market”).
     Several of our executives elected to defer a portion of their 2004 bonuses, the amount of which was determined on February 25, 2005, totaling approximately $77,000, of which approximately $25,000 had been subsequently paid out early, in accordance with the Deferred Stock Unit Plan discussed above. As a result of the increase in the share price of our common stock during the first quarter of fiscal 2006, we recognized approximately $6,000 of compensation expense in our Consolidated Statement of Operations for the first

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(5)	Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
quarter ended April 2, 2006, as related to this plan. These bonuses, including the original amount deferred and the amounts earned over the deferral period due to an increase in the stock price, were paid out during the first quarter of fiscal 2007.
     Several of our executives elected to defer a portion of their 2005 bonuses, the amount of which was determined on February 22, 2006, totaling approximately $56,000, in accordance with the Deferred Stock Unit Plan discussed above. We had recognized income of approximately $2,000 for the first quarter ended April 2, 2006, related to these deferrals due to a decline in the stock price. These bonuses, including the original amount deferred and the amounts earned over the deferral period due to an increase in the stock price, were paid out during the first quarter of fiscal 2007.
     One of our executives elected to defer for a two-year period, a portion of their fiscal 2006 bonus, the amount of which was determined on February 21, 2007, totaling approximately $71,000, in accordance with the Deferred Stock Unit Plan discussed above. We recognized income of approximately $2,000 due to a decline in the stock price for the first quarter of fiscal 2007, as related to this bonus deferral.
    Board of Directors’ Compensation
     In February 2007, we awarded our independent board members shares of common stock for their service on our board for fiscal 2007. These shares were fully vested upon grant and were unrestricted, but required repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling their term of service. In total, 25,500 shares were issued on February 21, 2007, on which date the price of our common stock at the close of market was $18.74. The total compensation cost of approximately $478,000 will be reflected in general and administrative expenses in our Consolidated Statement of Operations for fiscal 2007, equally by quarter.
     In May 2006, we awarded our independent board members shares of common stock for their service on our board for fiscal 2006. These shares were fully vested upon grant and were unrestricted, but require reimbursement of the prorated portion or equivalent value thereof in the event of a board member not fulfilling their term of service. In total, 19,300 shares were issued on May 11, 2006, on which date the price of our common stock at the close of market was $15.71. Since this issuance date was subsequent to the end of the first quarter of fiscal 2006, there was no compensation cost reflected in general and administrative costs in our Consolidated Statement of Operations for the first quarter of fiscal 2006. The compensation cost for these shares was spread over the remainder of fiscal 2006.
    Common Share Repurchases
     On May 9, 2006, our Board of Directors authorized a third stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time to time in both the open market or through privately negotiated transactions. As of April 1, 2007, we had repurchased approximately 676,800 shares under the program for approximately $10.5 million at an average market price of $15.48, excluding commissions. During the first quarter of fiscal 2007, we repurchased 65,400 shares under the program for approximately $1.2 million at an average market price of $18.08, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(6)	Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. We match 50.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $125,000 and $128,000 for the first quarter of fiscal years 2007 and 2006, respectively. The employer match was $38,000 and $38,000 for the first quarter of fiscal years 2007 and 2006, respectively. There were no discretionary contributions to the Plan during the first quarter of fiscal years 2007 or 2006.
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
     For the quarter ended April 1, 2007, eligible participants contributed approximately $75,000 to the Plan, and the Company provided matching funds and interest of approximately $20,000. For the quarter ended April 2, 2006, eligible participants contributed approximately $69,000 to the Plan, and the company provided matching funds and interest of approximately $13,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(7)  Acquisition of Florence, Kentucky Restaurant
     On January 23, 2006, we acquired the assets comprising our Florence, Kentucky franchise-operated location from Best Que, LLC, the former franchise operator. The acquisition costs were approximately $972,000, which were comprised of a cash payment of $155,000 plus the forgiveness and cancellation of certain debts owed by the Seller to the Company and the expenditure of certain fees and expenses including legal and other professional fees in connection with the sale. The acquisition was pursuant to an asset purchase agreement entered into on May 11, 2005. Because the franchisee/seller had previously filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, the purchase was contingent upon, among other things, the entry of a final and non-appealable order from the United States Bankruptcy Court for the Eastern District of Kentucky approving the sale. On January 20, 2006, a final and non-appealable approval order was entered by the Court authorizing the closing of the transaction. The restaurant is currently being marketed to potential franchisees, and will be operated as a company-owned property until the assets are sold to a new franchise operator. The acquisition costs are reflected as assets held for sale within property, equipment and leasehold improvements, net, in our Consolidated Balance Sheet as of April 1, 2007 and December 31, 2006.
(8)  Supplemental Cash Flow Information

	Three Months Ended
	April 1,	April 2,
(in thousands)	2007	2006

Cash paid for interest	$364	$433

Cash paid for taxes	$140	$205

Non-cash investing and financing activities:
Reclassification of other current assets to assets held for sale	$—	$963

Reclassification of other current liabilities to assets held for sale	$5	$—

Accrue property and equipment purchases	$505	$46

Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$153	$—

Deferred tax asset related to tax benefit of stock options exercised	$(59)	$(7)

Issuance of common stock to independent board members	$478	$—

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(9)  Income Taxes — Adoption of Financial Interpretation (“FIN”) No. 48
     In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation was effective for us at the beginning of fiscal 2007.
     The Company adopted the provisions of FASB FIN No. 48, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company recognized no liability for unrecognized tax benefits. There have been no material changes to this liability since December 31, 2006.
     The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the statue of limitations is closed for tax years preceding fiscal 2003. The Company may be subject to U.S. federal, state or local, income tax examinations by tax authorities for all prior years due to its net operating loss position.
     The Company is currently under examination by several state jurisdictions for years prior to fiscal 2006. The Company expects those examinations to be concluded and settled in the next 12 months. The Company does not expect any significant adjustments as a result of these audits.
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has no accrual related to the payment of interest and penalties at January 1, 2007, due to no outstanding tax issues. There has been no subsequent change to accrued interest and penalties since the end of fiscal 2006.
(10)  Recent Accounting Pronoucements
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for the Company as of December 31, 2007. We are currently evaluating the impact this pronouncement will have on our Consolidated Statement of Financial Position.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of April 1, 2007, there were 145 Famous Dave’s restaurants operating in 35 states, including 41 company-owned restaurants and 104 franchise-operated restaurants. An additional 162 franchise restaurants were in various stages of development as of April 1, 2007.
    Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 30, 2007 (fiscal 2007) and December 31, 2006 (fiscal 2006), are both 52 week fiscal years.
    Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure the territory consists of a non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our obligations. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, most new franchises pay us a royalty of 5% of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, seasonings, rubs, and marinades. Other revenue includes opening assistance and training we provide to our franchise partners. Costs and expenses associated with these services are included in general and administrative expense. Comparable sales represent net sales for restaurants open year-round for 18 months or more.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
    General and Administrative Expenses
     General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, bonuses, Associate benefits, legal fees, accounting fees, consulting fees, travel, rent and general insurance are major items in this category. Additionally, we record expense for Managers In Training (“MIT’s”) in this category for approximately six weeks prior to a restaurant opening. We also provide franchise services for which the revenue is included in other revenue and the expenses are included in general and administrative expenses.
     The following table presents items in our Consolidated Statements of Operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods(3):
FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
OPERATING RESULTS
(unaudited)

	Three Months Ended
	April 1,	April 2,
	2007	2006
Food and beverage costs (1)	30.5%	30.2%
Labor and benefits costs (1)	30.0%	31.0%
Operating expenses (1)	24.8%	25.8%
Depreciation & amortization (restaurant level) (1)	4.1%	4.4%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%
General and administrative expenses (2)	14.2%	14.8%
Pre-opening expenses & loss on disposal of property (1)	0.1%	0.8%

Total costs and expenses (2)	91.6%	94.2%
Income from operations (2)	8.4%	5.8%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted a loss of $12,000 and $16,000 for the first quarter of fiscal 2007 and fiscal 2006, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2006.
    Total Revenue
     Total revenue of approximately $29.0 million for the first quarter of fiscal 2007 increased approximately $1.9 million or 7.1% over revenue of approximately $27.1 million for the comparable quarter in fiscal 2006. This increase reflects a 16.2% increase in franchise royalty revenue and a 7.4% increase in company-owned restaurant sales.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
    Restaurant Sales, net
     Restaurant sales for the first quarter of fiscal 2007 were $24.9 million, compared to $23.2 million for the same period in fiscal 2006, reflecting a 7.4% increase. This increase is largely the result of the opening of new company-owned restaurants in Waldorf, Maryland and Coon Rapids, Minnesota in the latter half of fiscal 2006, partially offset by a comparable sales decline for the first quarter of fiscal 2007.
    Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.0 million for the first quarter of fiscal 2007, representing a 7.1% increase over the comparable period of 2006, primarily reflecting increased royalties. Royalty revenue, which is based on a percent of franchise-operated restaurant net sales, increased 16.2% reflecting the 13 net franchise restaurants that opened after the first quarter of fiscal 2006. There were 104 franchise-operated restaurants opened at April 1, 2007 compared to 91 at April 2, 2006.
    Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2007, the licensing royalty revenue was approximately $72,000 compared to approximately $60,000 for the comparable period of fiscal 2006. Other revenue for the fiscal 2007 first quarter was approximately $26,000 compared to $110,000 for the comparable prior year quarter. The decrease is due to only one restaurant opening in the first quarter of 2007 compared to six openings during the first quarter of 2006. The amount of other revenue is expected to remain essentially flat for fiscal 2007 based on the level of opening assistance we may be required to provide during the remaining franchised openings planned for the latter half of fiscal 2007.
    Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sale for company-owned restaurants for the first quarter of fiscal 2007 decreased 0.9%, compared to fiscal 2006’s first quarter increase of 5.6%. For the first quarter of fiscal 2007, there were 37 restaurants included in the company-owned comparable sales base and 38 for the first quarter of fiscal 2006. Unseasonably mild weather, the favorable impact of price increases and the shift of Easter from the first quarter in 2005 to the second quarter in 2006, all contributed to a strong first quarter of 2006. In comparison, the first quarter of 2007 was marked by more typical weather patterns, with several week-end winter storms that forced the early closure of several of our restaurants in multiple markets.
     Same store net sales for franchise-operated restaurants for the first quarter of 2007 decreased 5.1%, compared to a decrease of 1.6% for the first quarter of fiscal 2006. For the first quarter of 2007 and 2006 there were 70 and 51 restaurants, respectively, included in the franchise-operated comparable sales base. The decline in franchise-operated comparable sales also reflects the impact from severe winter storms that negatively affected business throughout many of our markets, in addition to the shift of Easter.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
    Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2007 and fiscal 2006:

	Three Months Ended
	April 1,	April 2,
	2007	2006
Average Weekly Net Sales:
Company-Owned	$46,794	$44,953
Full-Service	$48,879	$46,671
Counter-Service	$34,632	$35,323

Franchise-Operated	$56,118	$57,781

Operating Weeks:
Company-Owned	533	515

Franchise-Operated	1,326	1,109
     We continue to demonstrate our category leadership in off-premise sales. Catering and “TO GO” accounted for approximately 30% of 2007’s first quarter sales compared with approximately 29% for the first quarter of 2006.
    Food and Beverage Costs
     Food and beverage costs for the first three months of fiscal 2007 were approximately $7.6 million or 30.5% of net restaurant sales, compared to approximately $7.0 million or 30.2% of net restaurant sales for the first three months of fiscal 2006. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were flat at 10.0% for the first quarter of fiscal years 2007 and 2006.
     All of our significant 2007 food contracts are now complete. We expect that as a percent of net restaurant sales, our food and beverage costs for fiscal 2007 should be relatively flat as compared to fiscal 2006’s percentage.
   Labor and Benefits Costs
     Labor and benefits costs for the three months ended April 1, 2007 were approximately $7.5 million or 30.0% of net restaurant sales, compared to approximately $7.2 million or 31.0% of net restaurant sales for the three months ended April 2, 2006. The decrease in the percentage from the prior year is primarily due to a reduction in workers’ compensation expense as a result of lower premiums for the current policy year in addition to a reduction in estimated claims for the prior policy year when we had a self funded program. On an annual basis, we expect labor and benefits as a percentage of net restaurant sales to increase slightly over 2006 as a result of anticipated legislative increases to the federal minimum wage.
    Operating Expenses
     Operating expenses for the first quarter of fiscal 2007 were approximately $6.2 million or 24.8% of net restaurant sales, compared to operating expenses of approximately $6.0 million or 25.8% of net restaurant sales for the first quarter of fiscal 2006. The decrease in restaurant level operating expenses as a percentage of restaurant sales for the first quarter of fiscal 2007 is primarily due to decreased advertising costs due to the timing of expenditures, in addition to lower utilities costs. Fiscal 2007 advertising expenses are expected to

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
be approximately 3.5% of net restaurant sales, which include 1% to be contributed to the national advertising fund. Fiscal 2006’s advertising expenses also were approximately 3.5% of net restaurant sales, again, which included 1% that was contributed to the national advertising fund. During fiscal 2007, operating expenses as a percentage of net restaurant sales are expected to remain relatively flat to the percentage in fiscal 2006.
     Depreciation and Amortization
     Depreciation and amortization expense for the first quarter of 2007 was approximately $1.1 million or 3.9% of total revenue, essentially flat in dollars to the first quarter of 2006. During fiscal 2007, depreciation and amortization is expected to increase slightly as a percentage of net sales from fiscal 2006 due to capital expenditures for five new company-owned restaurants opening in the second half of fiscal 2007.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. We had pre-opening expenses of approximately $6,000 in the first quarter of 2007 and approximately $132,000 in the first quarter of 2006. We also had pre-opening rent expense in the first quarter of 2006 of approximately $42,000 related to our Waldorf, Maryland restaurant. We plan to open up to five company-owned restaurants in the second half of fiscal 2007 with pre-opening costs estimated at approximately $220,000 to $230,000 per restaurant, excluding pre-opening rent. Each restaurant will also have pre-opening rent for approximately 16 weeks prior to opening which will vary based on lease terms.
     General and Administrative Expenses
     General and administrative expenses for the first quarter of 2007 were approximately $4.1 million or 14.2% of total revenue, compared to approximately $4.0 million or 14.8% of total revenue for the first quarter of fiscal 2006. General and administrative expenses as a percent of total revenue, excluding stock-based compensation, were 12.4% for the first quarter of 2007 and 13.4% for the first quarter of 2006. On an annual basis, for fiscal 2007, we expect general and administrative expenses to increase up to 50 basis points as a percentage of total revenue over fiscal 2006’s percentage due to increased costs related to our performance share program and increased infrastructure to support corporate growth of five additional restaurants. Total stock-based compensation for 2007 is expected to be approximately $2.1 million.
     Loss on Early Extinguishment of Debt
     During the first quarter of fiscal 2007, we repaid approximately $1.0 million in notes payable related to our Tulsa, Oklahoma company-owned restaurant early which resulted in an approximate $12,000 non-cash charge to write-off deferred financing fees.
     Interest Expense
     Interest expense was approximately $408,000 or 1.4% of total revenue for the first three months of fiscal 2007, compared to approximately $471,000 or 1.7% of total revenue for the comparable first three months of fiscal 2006. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a current rate of 8% on deferrals made under our non-qualified deferred compensation plan. For fiscal 2007, we expect interest expense to be slightly lower than fiscal 2006 levels due to the early payoff of approximately $3.0 million of notes payable in fiscal 2006 and approximately $1.0 million in fiscal 2007, partially offset by any interest resulting from the use of our line of credit.
     Interest Income
     Interest income was approximately $76,000 and $105,000 for the first three months of fiscal 2007 and

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
fiscal 2006 respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2007 interest income to decrease compared to fiscal 2006 levels due to lower cash balances, with cash being utilized for construction of five company-owned restaurants, our share buy-back program, and other general capital needs.
     Other Income (Expense), net
     During the first quarter of 2007, we recorded other income, net, of approximately $4,000, which compares to other expense, net of approximately $38,000 for the first quarter of 2006.
     Income Taxes — Adoption of Financial Interpretation (“FIN”) No. 48
     In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation was effective for us at the beginning of fiscal 2007.
     The Company adopted the provisions of FASB FIN No. 48, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN No. 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company recognized no liability for unrecognized tax benefits. There have been no material changes to this liability since December 31, 2006.
     The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the statue of limitations is closed for tax years preceding fiscal 2003. The Company may be subject to U.S. federal, state or local, income tax examinations by tax authorities for all prior years due to its net operating loss position.
     The Company is currently under examination by several state jurisdictions for years prior to fiscal 2006. The Company expects those examinations to be concluded and settled in the next 12 months. The Company does not expect any significant adjustments as a result of these audits.
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has no accrual related to the payment of interest and penalties at January 1, 2007, due to no outstanding tax issues. There has been no subsequent change to accrued interest and penalties since the end of fiscal 2006.
     Provision for Income Taxes
     For the first quarter of 2007, we recorded an estimated provision for income taxes of approximately $750,000 or 36% of income before income taxes, compared to a tax provision of approximately $435,000, or

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
37% of income before income taxes, for the first quarter of 2006. We estimate a tax provision of 36% for fiscal 2007.
     Basic and Diluted Net Income Per Common Share
     Net income for the three months ended April 1, 2007 was approximately $1.3 million or $0.13 per basic and diluted share on approximately 10,130,000 weighted average basic shares outstanding and 10,492,000 weighted average diluted shares outstanding. Net income for the three months ended April 2, 2006 was approximately $742,000 or $0.07 per basic and diluted share on approximately 10,606,000 weighted average basic shares outstanding and 10,949,000 weighted average diluted shares outstanding.
Financial Condition, Liquidity and Capital Resources
     During the first quarter of 2007, our balance of unrestricted cash and cash equivalents was approximately $2.1 million, compared to the fiscal 2006 year-end balance of approximately $1.0 million.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.46 at April 1, 2007 and 0.37 at December 31, 2006. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to an increase in unrestricted cash.
     Net cash provided by operations for the first quarter of 2007 was approximately $3.4 million. Cash provided during the first quarter of fiscal 2007 was primarily from net income of approximately $1.3 million, depreciation and amortization of approximately $1.1 million, utilization of our deferred tax asset of approximately $595,000, and stock-based compensation of approximately $540,000. In addition, there were minor increases in accounts payable and decreases in accounts receivable, net and prepaid expenses and other current assets. These net increases were partially offset by an approximate $619,000 increase in restricted cash and a decrease in accrued compensation and benefits of approximately $610,000.
     Net cash provided by operations for the first quarter of 2006 was approximately $3.5 million. Cash provided during the first quarter of fiscal 2006 was primarily from an increase in accounts payable of $1.6 million, depreciation and amortization of approximately $1.1 million, net income of approximately $742,000, an increase in accrued compensation and benefits of approximately $433,000, the utilization of our deferred tax asset of approximately $421,000, and stock-based compensation of approximately $365,000. These increases were partially offset by an approximate $832,000 increase in restricted cash and a decrease in other current liabilities of approximately $552,000.
     Net cash used for investing activities was approximately $1.3 million for the first quarter of fiscal 2007 and $1.4 million for the first quarter of fiscal 2006. During the first quarter of fiscal 2007, we used approximately $1.4 million for capital expenditures primarily related to the construction of our new restaurants, replacements and re-images for our existing restaurants. Net cash used for investing activities for the first quarter of fiscal 2006 reflects capital expenditures of approximately $1.5 million related to the construction of new restaurants. In fiscal 2007, we expect capital expenditures to be approximately $15.0 million, which will consist of five new company-owned restaurants, built from the ground up, normal capital expenditures for our existing restaurants, two re-images of existing restaurants and continued investments in information technology.
     Net cash used for financing activities was approximately $1.1 million in the first quarter of fiscal 2007 and approximately $74,000 for the first quarter of fiscal 2006. During the first quarter of fiscal 2007, we made payments on long-term debt of approximately $1.1 million, borrowed $3.5 million and repaid $2.5 million on our line of credit. In addition, we received proceeds from stock options exercised and tax benefits from stock options exercised of approximately $161,000. Also during the first quarter of fiscal 2007, we

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
repurchased 65,400 shares of our common stock under our share repurchase program for approximately $1.2 million. For the first quarter of fiscal 2006, we made payments on long-term debt of approximately $120,000, partially offset by proceeds from stock options exercised and the resulting tax benefit of approximately $46,000.
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at April 1, 2007) plus 0.5% or Wells Fargo’s prime rate (8.25% at April 1, 2007). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Eurodollar Rate Loans and from -0.25% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will range from 0.25% to 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of April 1, 2007, was 0.25%.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases, as well as the repurchase of shares under our share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facility as of April 1, 2007 and December 31, 2006.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this Facility is July 31, 2011. We had $1.0 million in borrowings under this Facility and had $500,000 in Letters of Credit required by our fiscal 2005 self-funded, medical insurance policy, which reduced our borrowing capacity under the Facility, as of April 1, 2007. We had no borrowings under this Facility and had $500,000 in Letters of Credit as of December 31, 2006, as required by our fiscal 2005 self-funded medical insurance policy.
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility. We expect capital expenditures of approximately $15.0 million in 2007 for the construction of five new restaurants, built from the ground up, corporate infrastructure, and normal capital expenditures for existing restaurants.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations
     See Notes 8, 9 and 10 to our Consolidated Financial Statements in our Fiscal 2006 Annual Report on Form 10-K for the details of our contractual obligations.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of April 1, 2007 and December 31, 2006, we were in compliance with all of the covenants.
Critical Accounting Policies
     Our significant accounting policies are described in Note One to the Consolidated Financial Statements included in our Annual Report for the year ended December 31, 2006. The accounting policies used in preparing our interim 2007 Consolidated Financial Statements are the same as those described in our Annual Report.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
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
     The Company has adopted a Code of Ethics applicable to all of its Associates and a separate Code of Ethics applicable specifically to its CEO, CFO and Key Financial and Accounting Management. These two Code of Ethics documents are available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting them.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestrictive cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of April 1, 2007 was approximately $11.6 million, including financing lease obligations. All of the outstanding long-term debt is subject to fixed interest rates.
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at April 1, 2007) plus 0.5% or Wells Fargo’s prime rate (8.25% at April 1, 2007). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Eurodollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee which will range from 0.25% to 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of April 1, 2007, was 0.25%. We do not see the variable interest rate long-term debt as a significant interest rate risk.
     Some of the products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-price purchase commitments from vendors. In addition, we believe that substantially all of our products are available from several sources, which helps to control commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On May 9, 2006, our Board of Directors authorized a third stock repurchase plan that authorized the repurchase of up to an additional 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. The repurchase is expected to be funded from the Company’s available working capital and through sources such as the Company’s Credit Facility.
     As of April 1, 2007, we have completed the purchase of approximately 676,800 outstanding shares under this program at an average market price of $15.48, excluding commissions. All share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.
     The following table includes information about our share repurchases for the first quarter ended April 1, 2007.

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			(or Units)	Shares
		Average Price Paid	Purchased as Part	(or Units)
	Total Number of	per	of Publicly	that May Yet be
	Shares	Share(1)	Announced Plans or	Purchased Under the
Period	(or Units) Purchased	(or Unit)	Programs	Plans or Programs
Month #1 (January 1, 2007 — January 28, 2007)	—	$ N/A	611,430	388,570
Month #2 (January 29, 2007 — February 25, 2007)	—	$ N/A	611,430	388,570
Month #3 (February 26, 2007 — April 1, 2007)	65,400	$18.08	676,830	323,170

(1)	Excluding Commissions

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)

Dated: May 11, 2007	By:	/s/ David Goronkin
David Goronkin
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2007		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)