Form 10-Q
period 2007-07-01
FAMOUS DAVES OF AMERICA INC
filed 2007-08-10
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2007

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of August 3, 2007, 10,033,805 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 1, 2007 AND DECEMBER 31, 2006
(in thousands, except share and per-share data)
(Unaudited)

	July 1,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,935	$1,049
Restricted cash	1,378	1,425
Accounts receivable, net	3,666	3,337
Inventories	1,756	1,765
Deferred tax asset	2,750	3,234
Prepaid expenses and other current assets	1,025	1,576
Notes receivable	563	544

Total current assets	14,073	12,930

Property, equipment and leasehold improvements, net	49,032	50,037

Other assets:
Notes receivable, less current portion	1,074	1,183
Deferred tax asset, less current portion	889	889
Other assets	539	603

	$65,607	$65,642

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$—	—
Current portion of long-term debt	258	302
Accounts payable	5,293	5,248
Accrued compensation and benefits	3,021	3,399
Other current liabilities	3,369	3,858

Total current liabilities	11,941	12,807

Long-term liabilities:
Long-term debt, less current portion	7,037	8,119
Financing leases	4,500	4,500
Other liabilities	4,716	4,381

Total liabilities	28,194	29,807

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 10,047,000 and 10,130,000 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively	100	101
Additional paid-in capital	31,041	32,863
Retained earnings	6,272	2,871

Total shareholders’ equity	37,413	35,835

	$65,607	65,642

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
JULY 1, 2007 AND JULY 2, 2006
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Revenue:
Restaurant sales, net	$28,726	$26,472	$53,667	$49,688
Franchise royalty revenue	4,132	3,570	7,781	6,710
Franchise fee revenue	241	404	556	966
Licensing and other revenue	436	294	534	464

Total revenue	33,535	30,740	62,538	57,828

Costs and expenses:
Food and beverage costs	8,661	8,032	16,272	15,036
Labor and benefits	8,323	7,377	15,803	14,564
Operating expenses	7,261	6,639	13,454	12,629
Depreciation and amortization	1,115	1,063	2,255	2,190
General and administrative	4,573	3,687	8,696	7,695
Asset impairment	—	784	—	784
Pre-opening expenses	36	217	42	399
Net loss on disposal of property and sale of restaurant	82	5	100	14

Total costs and expenses	30,051	27,804	56,622	53,311

Income from operations	3,484	2,936	5,916	4,517

Other income (expense):
Loss on early extinguishment of debt	—	(148)	(12)	(148)
Interest expense	(395)	(461)	(803)	(932)
Interest income	77	90	153	195
Other income (expense), net	38	(8)	42	(46)

Total other expense	(280)	(527)	(620)	(931)

Income before income taxes	3,204	2,409	5,296	3,586

Income tax provision	(1,145)	(885)	(1,895)	(1,320)

Net income	$2,059	$1,524	$3,401	$2,266

Basic net income per common share	$0.20	$0.14	$0.34	$0.21

Diluted net income per common share	$0.20	$0.14	$0.33	$0.21

Weighted average common shares outstanding — basic	10,068,000	10,573,000	10,099,000	10,590,000

Weighted average common shares outstanding — diluted	10,431,000	10,935,000	10,459,000	10,942,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
JULY 1, 2007 and JULY 2, 2006
(in thousands)
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2007	2006
Cash flows from operating activities:
Net income	$3,401	$2,266
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,255	2,190
Amortization of deferred financing costs	28	32
Net loss on disposal of property and sale of restaurant	100	14
Gain on elimination of liability	(49)	—
Loss on early extinguishment of debt	12	148
Asset impairment	—	784
Deferred income taxes	484	1,133
Deferred rent	198	278
Stock-based compensation	1,024	692
Changes in operating assets and liabilities:
Restricted cash	47	(314)
Accounts receivable, net	(329)	14
Inventories	(30)	(182)
Prepaid expenses and other current assets	575	262
Accounts payable	45	1,091
Accrued compensation and benefits	(531)	171
Other current liabilities	(88)	(599)
Long-term deferred compensation	136	—

Cash flows provided by operations	7,278	7,980

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(3,415)	(3,587)
Sale of restaurant to franchise partner	1,753	—
Payments received on notes receivable	90	109

Cash flows used for investing activities	(1,572)	(3,478)

Cash flows from financing activities:
Proceeds from draws on line of credit	5,500	—
Payments on line of credit	(5,500)	—
Payment for debt issuance costs	—	(25)
Payments on long-term debt	(1,126)	(3,165)
Proceeds from exercise of stock options	158	89
Tax benefit of stock-options exercised	121	46
Repurchase of common stock	(2,973)	(2,354)

Cash flows used for financing activities	(3,820)	(5,409)

Increase (decrease) in cash and cash equivalents	1,886	(907)

Cash and cash equivalents, beginning of period	1,049	4,410

Cash and cash equivalents, end of period	$2,935	$3,503

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of July 1, 2007, there were 152 restaurants operating in 35 states, including 40 company-owned restaurants and 112 franchise-operated restaurants. An additional 155 franchise restaurants were committed to be developed through signed area development agreements at July 1, 2007.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of July 1, 2007 and December 31, 2006 and for the three and six month periods ended July 1, 2007 and July 2, 2006. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2006 Form 10-K as filed with the SEC.
     Due to the seasonality of our business, revenue and operating results for the three and six months ended July 1, 2007 are not necessarily indicative of the results to be expected for the full year.
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
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months		Six Months
	Ended		Ended
(in thousands, except per-share data)	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Net income per common share — basic:
Net income	$2,059	$1,524	$3,401	$2,266
Weighted average shares outstanding	10,068	10,573	10,099	10,590
Net income per common share — basic	$0.20	$0.14	$0.34	$0.21

Net income per common share — diluted:
Net income	$2,059	$1,524	$3,401	$2,266
Weighted average shares outstanding	10,068	10,573	10,099	10,590
Dilutive impact of common stock equivalents outstanding	363	362	360	352

Adjusted weighted average shares outstanding	10,431	10,935	10,459	10,942

Net income per common share — diluted	$0.20	$0.14	$0.33	$0.21

     All options outstanding as of July 1, 2007 and July 2, 2006 were used in the computation of diluted earnings per common share.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(3) Public Relations and Marketing Development Fund and Restricted Cash
     We have established a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants governed by franchise agreements signed after January 1, 2004, are required to contribute a percentage of net sales, currently 1.0%, to the fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the public relations and marketing fund. We reflect the cash related to this fund in restricted cash, and the liability in accounts payable, on our consolidated balance sheets. The assets held by this fund were approximately $1.4 million at both July 1, 2007 and December 31, 2006.
(4) Credit Facility
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at July 1, 2007) plus 0.5% or Wells Fargo’s prime rate (8.25% at July 1, 2007). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Eurodollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee which will range from 0.25% to 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of July 1, 2007, was 0.25%.
     We expect to use borrowings under the Credit Agreement for general working capital purposes, as well as for the repurchase of shares under our share repurchase authorization. Under the Facility, we have granted the Lender a security interest in all current and future personal property.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facility as of July 1, 2007 and December 31, 2006.
     In addition to changes in the aggregate loan amount and applicable interest rates, the amended Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing the availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this new Facility is July 31, 2011. We had no borrowings under this Facility as of July 1, 2007, however, we had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy, which reduced our borrowing capacity under the Facility as of July 1, 2007. We had no borrowings under this Facility as of December 31, 2006, however, we had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy as of December 31, 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(5) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     We have a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations, however, all of these grants have been previously exercised. Under the Plans, an aggregate of 269,300 shares of our Company’s common stock remained available for issuance at July 1, 2007. In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire ten years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, but will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. The 1997 Employee Stock Option Plan expired on June 24, 2007, but will remain in effect until all outstanding shares granted thereunder have either been satisfied or terminated.
     Stock Options
     Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2006	728	$5.24
Granted	—	—
Exercised	(15)	6.83
Canceled or expired	—	—

Outstanding at April 1, 2007	713	$5.21

Granted	—	$—
Exercised	(12)	4.91
Canceled or expired	(2)	6.50

Outstanding at July 1, 2007	699	$5.21

Options Exercisable at July 1, 2007	595	$5.09

     Performance Shares
     We have a program under which management and certain director-level Associates may be granted performance shares under the 2005 Stock Incentive Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants is contingent upon the Company achieving a specified minimum percentage of the total of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant (the Cumulative EPS Goal). Upon achieving the minimum percentage, and provided that the recipient remains an employee during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is based upon the percentage of the Cumulative EPS Goal achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.
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
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(5) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     As of July 1, 2007, we currently have three performance share programs in progress. All of these performance share awards qualify for equity-based treatment under Statement of Financial Accounting Standards (“SFAS”) No. 123R. Accordingly, we recognize compensation cost for these share-based awards based on their fair value at the time of grant over the requisite service period (i.e. fixed treatment). On February 18, 2004 our Board of Directors awarded 33,500 (subsequently reduced to 27,500 due to Associate departures) performance share grants to eligible Associates for the fiscal 2004-fiscal 2006 timeframe. During the first quarter of fiscal 2007, we issued 24,683 shares out of this 2004-2006 performance share program, representing the achievement of approximately 90% of the target payout for this program. Recipients elected to forfeit 8,307 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,376 shares.
     On February 25, 2005, our Board of Directors awarded 134,920 (subsequently reduced to 110,105 due to Associate departures) performance share grants to eligible Associates for the fiscal 2005-fiscal 2007 timeframe. Under this program, if the Company achieves at least 80% of the Cumulative EPS Goal, each recipient shall be entitled to receive a percentage of the Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company, up to a maximum of 100%. On December 29, 2005, our Board of Directors awarded 83,200 (subsequently reduced to 72,300 due to Associate departures) performance share grants to eligible Associates for the fiscal 2006-fiscal 2008 timeframe. Similar to the fiscal 2005-fiscal 2007 program, if the Company achieves at least 80% of the Cumulative EPS Goal, each recipient shall be entitled to receive a percentage of the Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company. However, if the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of performance shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” performance share amount). On February 21, 2007, our Board of Directors awarded 96,100 performance share grants to eligible Associates for the fiscal 2007-fiscal 2009 timeframe. Similar to the fiscal 2006-fiscal 2008 program, if the Company achieves at least 80% of the Cumulative EPS Goal, each recipient shall be entitled to receive a percentage of the Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company, and each recipient will be entitled to receive an additional percentage of the “Target” number of performance shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% if the Company achieves between 100% and 150% of the Cumulative EPS Goal.
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
     Several of our executives elected to defer a portion of their 2004 bonuses, the amount of which was determined on February 25, 2005 totaling approximately $77,000, of which approximately $25,000 had been subsequently paid out early, in accordance with the Deferred Stock Unit Plan discussed above. As a result of the increase in the share price of our common stock during the second quarter of fiscal 2006, we

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(5) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
recognized approximately $1,000 and approximately $9,000 of compensation expense in our Consolidated Statement of Operations for the three and six months ended July 2, 2006 respectively, as related to this plan. These bonuses, including the original amount deferred and the amounts earned over the deferral period due to an increase in the stock price, were paid out during the first quarter of fiscal 2007.
     Several of our executives elected to defer a portion of their 2005 bonuses, the amount of which was determined on February 22, 2006, totaling approximately $56,000, in accordance with the Deferred Stock Unit Plan discussed above. We had recognized a credit of approximately $1,000 and a credit of approximately $2,000 for the three and six months ended July 2, 2006, respectively, related to these deferrals. These bonuses, including the original amount deferred and the amounts earned over the deferral period, were paid out during the first quarter of fiscal 2007.
     One of our executives elected to defer for a two-year period, a portion of their fiscal 2006 bonus, the amount of which was determined on February 21, 2007, totaling approximately $71,000, in accordance with the Deferred Stock Unit Plan discussed above. We recognized expense of approximately $16,000 and $13,000 for the three and six months ended July 1, 2007, respectively, as related to this bonus deferral.
     Board of Directors’ Compensation
     In February 2007, we awarded our independent board members shares of common stock for their service on our board for fiscal 2007. These shares were fully vested upon grant and were unrestricted, but require repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling their term of service. In total, 25,500 shares were issued on February 21, 2007, on which date the price of our common stock at the close of market was $18.74. The total compensation cost of approximately $478,000 is reflected in general and administrative expenses in our Consolidated Statement of Operations for fiscal 2007, equally by quarter.
     In May 2006, we awarded our independent board members shares of common stock for their service on our board for fiscal 2006. These shares were fully vested upon grant and were unrestricted, but required reimbursement of the prorated portion or equivalent value thereof in the event of a board member not fulfilling their term of service. All board members fulfilled their terms of service during fiscal 2006. In total, 19,300 shares were issued on May 11, 2006, on which date the price of our common stock at the close of market was $15.71. Since this issuance date was subsequent to the end of the first quarter of fiscal 2006, there was no compensation cost reflected in general and administrative costs in our Consolidated Statement of Operations for the first quarter of fiscal 2006. The compensation cost of approximately $303,000 for these shares was spread over the remainder of fiscal 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(5) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     We recognized stock-based compensation expense in our Consolidated Statements of Operations for the three and six months ended July 1, 2007 and July 2, 2006 respectively, as follows:
     Stock-based Compensation

(in thousands)	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Performance Share Programs:
Fiscal 2004 — 2006	$—	$9	$—	$25
Fiscal 2005 — 2007	85	100	186	218
Fiscal 2006 — 2008	68	70	135	148
Fiscal 2007 — 2009	150	—	300	—

Performance Shares	$303	$179	$621	$391

Director Shares	119	76	239	76
Stock Options	62	64	164	216
Deferred Stock Units	16	2	13	9

	$500	$321	$1,037	$692
     Common Share Repurchases
     On May 9, 2006, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time to time in both the open market or through privately negotiated transactions. As of July 1, 2007, we had repurchased 763,122 shares under the program for approximately $12.3 million at an average market price of $16.07, excluding commissions. During the second quarter of fiscal 2007, we repurchased 86,292 shares under the program for approximately $1.8 million at an average market price of $20.74, excluding commissions. For the six months ended July 1, 2007, we repurchased 151,692 shares under the program for approximately $3.0 million at an average market price of $19.59, excluding commissions.
(6)	Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. We match 50.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $145,000 and $117,000 for the second quarter of fiscal years 2007 and 2006, respectively. Employee contributions were approximately $270,000 and $229,000 for the six months ended July 1, 2007 and July 2, 2006, respectively. Employer matching contributions were $43,000 and $36,000 for the second quarter of fiscal years 2007 and 2006, respectively. Employer matching contributions were approximately $81,000 and $69,000 for the six months ended July 1, 2007 and July 2, 2006, respectively. There were no discretionary contributions to the Plan during the three or six months ended July 1, 2007 and July 2, 2006.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(6) Retirement Savings Plans (continued)
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
     For the second quarter ended July 1, 2007, eligible participants contributed approximately $57,000 to the Plan, and the Company provided matching funds and interest of approximately $22,000. For the second quarter ended July 2, 2006, eligible participants contributed approximately $60,000 to the Plan, and the company provided matching funds and interest of approximately $17,000. For the six months ended July 1, 2007 and July 2, 2006, eligible participants contributed approximately $132,000 and $130,000, respectively, to the Plan and the Company provided matching funds and interest of approximately $42,000 and $30,000, respectively.
(7) Acquisition of Florence, Kentucky Restaurant
     On January 23, 2006, we acquired the assets comprising our Florence, Kentucky franchise-operated location from Best Que, LLC, the former franchise operator. The acquisition costs were approximately $972,000, which were comprised of a cash payment of $155,000 plus the forgiveness and cancellation of certain debts owed by the Seller to the Company and the expenditure of certain fees and expenses including legal and other professional fees in connection with the sale. The acquisition was pursuant to an asset purchase agreement entered into on May 11, 2005. Because the franchisee/seller had previously filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, the purchase was contingent upon, among other things, the entry of a final and non-appealable order from the United States Bankruptcy Court for the Eastern District of Kentucky approving the sale. On January 20, 2006, a final and non-appealable approval order was entered by the Court authorizing the closing of the transaction. The restaurant is currently being marketed to potential franchisees, and will be operated as a company-owned property until the assets are sold to a new franchise operator. The acquisition costs are reflected as assets held for sale within property, equipment and leasehold improvements, net, in our Consolidated Balance Sheet at July 1, 2007 and December 31, 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(8) Payoff of Notes Payable
     During the first quarter of fiscal 2007, we repaid approximately $1.0 million in notes payable related to our Tulsa, Oklahoma company-owned restaurant in advance, which resulted in an approximate $12,000 non-cash charge to write-off deferred financing fees.
     On May 31, 2006, we elected to repay two notes prior to their expiration, related to our Addison, Illinois and Lincoln, Nebraska company-owned restaurants. A total of approximately $3.0 million was paid to retire these notes early. We recorded a non-cash charge of approximately $148,000 to write-off deferred financing fees as a result of the early payoff.
(9) Sale of Rogers, Arkansas Restaurant
     On June 4, 2007, we sold our company-owned restaurant in Rogers, Arkansas to a new franchise partner, Famous Bar-B-Que, for approximately $1.8 million. In conjunction with this sale, this franchise partner obtained development agreements for four more locations in Arkansas and Texarkana, Texas. In conjunction with this transaction, we recorded $40,000 for the area development fee for the sale of the territory for 4 units, plus the franchise fee of $40,000 for the Rogers restaurant. We recorded a loss of approximately $62,000 on the transaction due to the write-off of restaurant inventory and other miscellaneous items provided to the new owner as part of the sale.
(10) Asset Impairment
     In June 2006, we recorded an asset impairment of approximately $282,000 on assets then held-for-sale, to reflect the assets at their fair market value, based on a pending sale at that time. In addition, we took an impairment charge during the second quarter of 2006 for an underperforming company-owned restaurant, in Chicago, Illinois, that closed subsequent to the end of the second quarter. In conjunction with the closing of this restaurant, we recorded an impairment charge of approximately $502,000 in the second quarter of 2006, reflecting the non-cash, write-down of asset values related to the closed restaurant. The closure did not result in or require any further significant cash expenditures except for continued lease costs. We sublease the real property on which the closed restaurant is located under a lease that expires in November of 2010. We have a balance of $250,000 for future lease commitments, including lease obligations, common area maintenance and real estate taxes on our balance sheet as a current liability at July 1, 2007. We are currently listing this location with a real estate broker and are actively seeking a sub-tenant for the property.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(11) Supplemental Cash Flow Information

(in thousands)	Six Months Ended
	July 1,	July 2,
	2007	2006

Cash paid for interest	$718	$868

Cash paid for taxes	$1,333	$314

Non-cash investing and financing activities:
Reclassification of other current assets to assets held for sale	$—	$793

Reclassification of other current liabilities to assets held for sale	$19	$170

Accrual for property and equipment purchases	$295	$693

Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$153	$—

Deferred tax asset related to tax benefit of stock options exercised	$(121)	$(46)

Issuance of common stock to independent board members	$478	$227

(12) Income Taxes — Adoption of Financial Interpretation (“FIN”) No. 48
     In June 2006, the Financial Accounting Standards Bound (“FASB”) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining a minimum recognition threshold that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The Company adopted the provisions of FIN No. 48, on January 1, 2007. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company has not recognized a material liability for unrecognized income tax benefits and there is no related effect to our effective tax rate. There was no reserve necessary at December 31, 2006 or July 1, 2007.
     The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the statue of limitations is closed for tax years preceding fiscal 2003. However, due to the net operating loss (“NOL”) carryforwards from prior periods, the Company may be subject to U.S. federal, state or local, income tax examinations by tax authorities to review the losses related to the NOL generating years back to 2003.
     The Company is currently under examination by several state jurisdictions for years prior to fiscal 2006. The Company expects those examinations to be concluded and settled within the next 12 months. The Company does not expect any significant adjustments as a result of these audits.
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses, none of which has been accrued to date in relation to FIN 48.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(13) Recent Accounting Pronouncements
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for the Company as of December 31, 2007. We are currently evaluating the impact this pronouncement will have on our Consolidated Financial Statements.
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
(14) Subsequent Events
     In July 2007, our franchise partner, Famous Ribs of Georgia, exchanged 13,000 shares of Famous Dave’s of America, Inc. common stock to meet their obligation under a note agreement for a payment of $300,000, due July 1, 2007. The stock was valued at $289,250 based on the closing price of Famous Dave’s of America, Inc. stock on June 29, 2007. The additional amount due, equal to $10,750, was paid in cash.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of July 1, 2007, there were 152 Famous Dave’s restaurants operating in 35 states, including 40 company-owned restaurants and 112 franchise-operated restaurants. An additional 155 franchise restaurants were in various stages of development as of July 1, 2007.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
      General and Administrative Expenses
     General and administrative expenses include all support center and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, bonuses, Associate benefits, legal fees, accounting fees, consulting fees, travel, rent and general insurance are major items in this category. Additionally, we record expense for Managers In Training (“MIT’s”) in this category for approximately seven weeks prior to a restaurant opening. We also provide franchise services for which the revenue is included in other revenue and the expenses are included in general and administrative expenses.
     The following table presents items in our Consolidated Statements of Operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods(3):
FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
OPERATING RESULTS
(unaudited)

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006

Food and beverage costs (1)	30.2%	30.3%	30.3%	30.3%
Labor and benefits (1)	29.0%	27.9%	29.5%	29.3%
Operating expenses (1)	25.3%	25.1%	25.0%	25.4%
Depreciation & amortization (restaurant level) (1)	3.4%	3.6%	3.7%	3.9%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%	0.4%
General and administrative (2)	13.6%	12.0%	13.9%	13.3%
Reserve for impairment (1)	—	3.0%	—	1.6%
Pre-opening expenses and net loss on disposal of property(1)	0.4%	0.8%	0.3%	0.8%

Total costs and expenses (2)	89.6%	90.4%	90.5%	92.2%

Income from operations (2)	10.4%	9.6%	9.4%	7.8%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted to a loss of $37,000 and $7,000 for the three months ended July 1, 2007 and July 2, 2006, respectively. The Rib Team netted to a loss of $50,000 and $23,000 for the six months ended July 1, 2007 and July 2, 2006, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque and builds brand awareness.
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2006.
      Total Revenue
     Total revenue of approximately $33.5 million for the second quarter of fiscal 2007 increased approximately $2.8 million or 9.1% over revenue of approximately $30.7 million for the comparable quarter in fiscal 2006. For the six months ended July 1, 2007, total revenue of approximately $62.5 million increased approximately $4.7 million, or 8.1% over revenue of approximately $57.8 million, for the six months ended July 2, 2006. This increase reflects new restaurant revenue growth, a 16.0% increase in franchise royalty revenue and a 1.5% increase in comparable company-owned restaurant sales.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
      Restaurant Sales, net
     Restaurant sales for the second quarter of fiscal 2007 were approximately $28.7 million, compared to approximately $26.5 million for the same period in fiscal 2006, reflecting an 8.5% increase. Restaurant sales for the six months ended July 1, 2007 were approximately $53.7 million compared to approximately $49.7 million for the six months ended July 2, 2006. This increase is largely the result of the opening of new company-owned restaurants in Waldorf, Maryland and Coon Rapids, Minnesota in the latter half of fiscal 2006, and an increase in comparable sales of 3.5% in the second quarter of fiscal 2007.
      Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.4 million for the second quarter of fiscal 2007, representing a 10.0% increase over the comparable period of 2006, reflecting increased royalties. Royalty revenue, which is based on a percent of franchise-operated restaurant net sales, increased 15.7% reflecting the 17 net franchise restaurants that opened since July 2, 2006. There were 112 franchise-operated restaurants opened at July 1, 2007 compared to 95 at July 2, 2006. Franchise-related revenue was approximately $8.3 million for the six months ended July 1, 2007 compared to approximately $7.7 million for the six months ended July 2, 2006, reflecting an increase in royalty revenue of 16.0% over the six months ended July 2, 2006.
      Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the second quarter of fiscal 2007, licensing royalty revenue was approximately $126,000 compared to approximately $113,000 for the comparable period of fiscal 2006. Licensing royalty revenue was approximately $198,000 for the six months ended July 1, 2007 as compared to $172,000 for the comparable period of fiscal 2006. Other revenue for the fiscal 2007 second quarter was approximately $310,000 compared to $181,000 for the comparable prior year quarter. The increase is due to more restaurants opening in the second quarter of 2007 compared to the second quarter of 2006 requiring more opening assistance. Other revenue for the first six months of 2007 was $336,000 compared to $292,000 in the comparable period of fiscal 2006. The amount of other revenue is expected to remain essentially flat for fiscal 2007, as compared to fiscal 2006 levels, based on the level of opening assistance we may be required to provide during the remaining franchised openings planned for the latter half of fiscal 2007.
      Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the second quarter of fiscal 2007 increased 3.5%, compared to fiscal 2006’s second quarter increase of 1.2%. For the second quarter of fiscal 2007 and 2006, there were 36 and 38 restaurants, respectively, included in the company-owned comparable sales base. Comparable store net sales results included the favorable impact of a 1.2% price increase taken in June 2007.
     Same store net sales for franchise-operated restaurants for the second quarter of 2007 decreased 3.3%, compared to a decrease of 5.1% for the second quarter of fiscal 2006. For the second quarter of 2007 and 2006 there were 73 and 55 restaurants, respectively, included in the franchise-operated comparable sales base. Same store net sales for franchise-operated restaurants for the six months ended July 1, 2007 decreased approximately 4.3% compared to a decrease of approximately 3.2% for the prior year comparable period. Due to our significant opening volumes, we believe that there is a longer honeymoon period for our restaurants than what would typically be seen in casual dining. At the thirty and thirty-six month timeframe, franchise comparable sales results for the second quarter, while still negative, are reduced by half as compared to the results reported for the 18 month timeframe. We continue to work with our franchise partners to identify opportunities to minimize the impact of the honeymoon effect, including targeted marketing efforts and capitalizing on off-premise sales occasions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
      Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the second quarter of fiscal 2007 and fiscal 2006:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Average Weekly Net Sales:
Company-Owned	$54,316	$50,583	$50,533	$47,787
Full-Service	$56,271	$52,104	$52,550	$49,409
Counter-Service	$43,061	$41,928	$38,847	$38,626

Franchise-Operated	$60,835	$61,694	$58,524	$59,803

Operating Weeks:
Company-Owned	527	522	1,060	1,037
Franchise-Operated	1,386	1,186	2,712	2,295
     We continue to demonstrate our category leadership in off-premise sales. Catering and “TO GO” accounted for 34.5% of 2007’s second quarter sales compared with 33.4% for the second quarter of 2006.
      Food and Beverage Costs
     Food and beverage costs for the second quarter of fiscal 2007 were approximately $8.7 million or 30.2% of net restaurant sales, compared to approximately $8.0 million or 30.3% of net restaurant sales for the second quarter of fiscal 2006. Food and beverage costs for the six months ended July 1, 2007 were approximately $16.3 million or 30.3% of net restaurant sales, compared to approximately $15.0 million or 30.3% of net restaurant sales for the comparable period of fiscal 2006. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants for the first six months was 9.5% for 2007 as compared to 10.0% for 2006.
     We believe that we are protected for the remainder of fiscal 2007 due to contractual pricing on our core proteins and expect that food and beverage costs as a percentage of net restaurant sales will remain flat to prior years’ percentage. However, we will continue to watch commodity prices closely due to the potential for future increases in our proteins due to rising corn prices.
      Labor and Benefits Costs
     Labor and benefits costs for the second quarter ended July 1, 2007 were approximately $8.3 million or 29.0% of net restaurant sales, compared to approximately $7.4 million or 27.9% of net restaurant sales for the second quarter ended July 2, 2006. A portion of the fluctuation is due to timing differences of workers’ compensation insurance adjustments. Additionally, the increase reflects higher health insurance claims in 2007 compared to 2006. Labor and benefits for the six months ended July 1, 2007 were approximately $15.8 million or 29.5% of net restaurant sales, compared to approximately $14.6 million or 29.3% of net restaurant sales for the six months ended July 2, 2006. On an annual basis, we expect labor and benefits as a percentage of net restaurant sales to increase slightly over 2006 as a result of the new company-owned restaurant openings during the third and fourth quarter of fiscal 2007 and the inefficiencies incurred during the first 12-14 weeks of operations, in addition to expected increases in the federal, and various state, minimum wage rates. In anticipation of these increases, in June 2007 we took a price increase of approximately 1.2% in all of our company-owned restaurants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
      Operating Expenses
     Operating expenses for the second quarter of fiscal 2007 were approximately $7.3 million or 25.3% of net restaurant sales, compared to operating expenses of approximately $6.6 million or 25.1% of net restaurant sales for the second quarter of fiscal 2006. The 20 basis point increase in the percentage on a comparative basis primarily reflects 50 basis points of Manager in Training and Area Director expenses in preparation for the five new company-owned restaurant openings that were originally slated to occur in the second and third quarters of 2007, and due to municipality zoning and permitting issues, have been delayed to the later part of 2007. This increase was partially offset by the sales leverage on fixed costs such as rent. Operating expenses for the six months ended July 1, 2007, were approximately $13.5 million or 25.0% of net restaurant sales, compared to approximately $12.6 million or 25.4% of net restaurant sales for the six months ended July 2, 2006. The decrease in restaurant level operating expenses as a percentage of restaurant sales for the year-to-date period in fiscal 2007 is primarily due to lower utilities, supplies and advertising costs, partially offset by slightly higher repairs and maintenance costs for our legacy restaurants. The favorability in advertising expenses for the first six months of 2007 is due to the timing of expenditures, as advertising costs for fiscal 2007 are expected to be flat to prior year at 3.5% of net restaurant sales, which includes 1% contributed to the national advertising fund. For the remainder of 2007, we expect operating expenses as a percentage of net restaurant sales to remain relatively flat to the percentage for fiscal 2006.
      Depreciation and Amortization
     Depreciation and amortization expense for the second quarter of 2007 was approximately $1.1 million or 3.3% of total revenue and the second quarter of 2006 was approximately $1.1 million or 3.5% of total revenue, respectively. Depreciation and amortization expense for the six months ended July 1, 2007 and July 2, 2006 was approximately $2.3 million and $2.2 million, respectively, and was 3.6% and 3.8% respectively, of total revenue. During fiscal 2007, depreciation and amortization is expected to decrease slightly as a percentage of total revenue from fiscal 2006 due to the closure of our Streamwood, Illinois and sale of our Rogers, Arkansas locations and the leverage from our higher expected sales volumes from five new company-owned restaurants opening in the second half of fiscal 2007.
      General and Administrative Expenses
     General and administrative expenses for the second quarter of 2007 were approximately $4.6 million or 13.6% of total revenue, compared to approximately $3.7 million or 12.0% of total revenue for the second quarter of fiscal 2006. General and administrative expenses for the first six months of fiscal 2007 were approximately $8.7 million or 13.9% of total revenue compared to approximately $7.7 million or 13.3 % of total revenue for the first six months of fiscal 2006. General and administrative expenses, excluding stock-based compensation expense, as a percentage of total revenue, was 12.1% for the second quarter of 2007 and was 10.9% for the second quarter of 2006 and was 12.2% and 12.1% for the year-to-date periods of 2007 and 2006, respectively. The increase in the percentage for the second quarter of fiscal 2007 over prior years’ percentage reflects planned investments in infrastructure, including growth in technology and people. The increase also reflects the negative impact on the percentage from the loss of revenue from the closure of Streamwood, Illinois in July 2006 and the sale of Rogers, Arkansas in June 2007. As previously mentioned, difficulties with municipality zoning and permitting issues have caused delays in our restaurant openings. While we continue to work diligently in resolving these issues in anticipation of the new restaurant openings, we have had to move forward in hiring and training general managers as well as hiring support personnel. We had previously communicated that general and administrative expenses as a percentage of revenue would be approximately 50 basis points higher than the percentage for 2006 primarily due to increased costs as related to our performance share program and increased infrastructure to support corporate growth of five additional company-owned restaurants. Any further delays in operating weeks could put additional pressure on this percentage for the third and fourth quarters. Additionally, the deleverage from the sale of Rogers, Arkansas will also impact this measurement for the remainder of fiscal 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
      Asset Impairment
     In the second quarter of 2006, we recorded an impairment charge of approximately $502,000 for an underperforming company-owned restaurant that closed subsequent to the end of the second quarter. This charge represented the net book value of the remaining leasehold improvements that would not be recoverable upon closure of the restaurant. We also recorded an impairment charge for another location of approximately $282,000 for assets which were held-for-sale, to reflect the assets at their fair market value based on a pending sale at the end of the second quarter of fiscal 2006. This sale was finalized in December, 2006.
      Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. We had pre-opening expenses of approximately $36,000 in the second quarter of 2007 and approximately $217,000 in the second quarter of 2006. Pre-opening expenses for the second quarter of 2007 included pre-opening rent expense of approximately $25,000 related to our upcoming Fredericksburg, Virginia restaurant. In the second quarter of 2006 pre-opening expenses included pre-opening rent of approximately $42,000 related to our Waldorf, Maryland restaurant. We had pre-opening expenses of approximately $42,000 for the six months ended July 1, 2007, and $399,000 for the six months ended July 2, 2006. This included $25,000 in pre-opening rent for Fredericksburg, Virginia in 2007, and $77,000 for pre-opening rent for Waldorf, Maryland and $14,000 for Coon Rapids, Minnesota, respectively for 2006. We plan to open up to five company-owned restaurants in the second half of fiscal 2007 with pre-opening costs estimated at approximately $220,000 to $230,000 per restaurant, excluding pre-opening rent. Each restaurant will have pre-opening rent for approximately 16 weeks prior to opening which will vary based on lease terms.
      Net Loss on Disposal of Property and Sale of Restaurant
     Net loss on disposal of property was approximately $82,000 in the second quarter of fiscal 2007 and approximately $5,000 in the second quarter of fiscal 2006. The sale of our Rogers, Arkansas restaurant resulted in an approximate $62,000 net loss in the second quarter of fiscal 2007. During the first six months of fiscal 2007, we recorded a net loss on disposal of property of approximately $100,000 in fiscal 2007 and approximately $14,000 for the prior year comparable period.
      Loss on Early Extinguishment of Debt
     During the first quarter of fiscal 2007, we repaid approximately $1.0 million in notes payable related to our Tulsa, Oklahoma company-owned restaurant early which resulted in an approximate $12,000 non-cash charge to write-off deferred financing fees.
     On May 31, 2006, we elected to repay two notes prior to their expiration, related to our Addison, Illinois and Lincoln, Nebraska restaurants. A total of approximately $3.0 million was paid to retire these notes early. We recorded a non-cash charge of approximately $148,000 to write-off deferred financing fees as a result of the early payoff.
      Interest Expense
     Interest expense was approximately $395,000 or 1.2% of total revenue for the second quarter of fiscal 2007, compared to approximately $461,000 or 1.5% of total revenue for the comparable second quarter of fiscal 2006. Interest expense was approximately $803,000 or 1.3% of total revenue for the first six months of fiscal 2007, compared to approximately $932,000 or 1.6% of total revenue for the comparable period of fiscal 2006. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a current rate of 8% on deferrals made under our non-qualified deferred compensation plan. For fiscal 2007, we expect interest expense to be slightly lower than fiscal 2006 levels due to the early payoff of approximately $3.0 million of notes payable in fiscal 2006 and approximately $1.0 million in fiscal 2007, partially offset by any interest resulting from the use of our line of credit. For the second quarter of 2007 we incurred interest expense of approximately $31,000 related to the use of our line of credit and commitment fee on the unused portion, and for the first six months of 2007, we incurred interest expense of approximately $51,000 related to the use of our line of credit and commitment fee on the unused portion.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
      Interest Income
     Interest income was approximately $77,000 and $90,000 for the second quarter of fiscal 2007 and fiscal 2006 respectively. Interest income was approximately $153,000 and $195,000 for the first six months of fiscal 2007 and fiscal 2006, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2007 interest income to decrease compared to fiscal 2006 levels due to lower cash balances, with cash being utilized for construction of five company-owned restaurants, our share buy-back program, and other general capital needs.
      Other Income (Expense), net
     During the second quarter of 2007, we recorded other income, net, of approximately $38,000, which compares to other expense, net, of approximately $8,000 for the second quarter of 2006. During the first six months of fiscal 2007, we realized other income, net, of approximately $42,000, compared to the prior year comparable period other expense, net, of approximately $46,000.
      Income Taxes — Adoption of Financial Interpretation (“FIN”) No. 48
     In June 2006, the Financial Accounting Standards Bound (“FASB”) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining a minimum recognition threshold that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The Company adopted the provisions of FASB FIN No. 48, on January 1, 2007. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company has not recognized a material liability for unrecognized income tax benefits and there is no related effect to our effective tax rate. There was no reserve necessary at December 31, 2006 or July 1, 2007.
     The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the statue of limitations is closed for tax years preceding fiscal 2003. However, due to the net operating loss (“NOL”) carry-forwards from prior periods, the Company may be subject to U.S. federal, state or local, income tax examinations by tax authorities to review the losses related to the NOL generating years back to 2003.
     The Company is currently under examination by several state jurisdictions for years prior to fiscal 2006. The Company expects those examinations to be concluded and settled in the next 12 months. The Company does not expect any significant adjustments as a result of these audits.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses, none of which has been accrued to date in relation to FIN 48.
     Provision for Income Taxes
     For the second quarter of 2007, we recorded an estimated provision for income taxes of approximately $1.1 million or 35.7% of income before income taxes, compared to a tax provision of approximately $885,000, or 36.7% of income before income taxes, for the second quarter of 2006. For the six months ended July 1, 2007, our tax provision was approximately $1.9 million, or 35.8% of income before income taxes, compared to the prior year comparable period of approximately $1.3 million, or 36.8% of income before income taxes. We estimate a tax provision of approximately 36% for fiscal 2007.
     Basic and Diluted Net Income Per Common Share
     Net income for the second quarter ended July 1, 2007 was approximately $2.1 million or $0.20 per basic common share on approximately 10,068,000 weighted average basic shares outstanding, as compared to net income of approximately $1.5 million or $0.14 per basic common share on approximately 10,573,000 weighted average basic shares outstanding for the second quarter ended July 2, 2006. Net income for the six months ended July 1, 2007, was approximately $3.4 million or $0.34 per basic common share on approximately 10,099,000 weighted average basic shares outstanding, compared to net income of approximately $2.3 million or $0.21 per basic common share on approximately 10,590,000 weighted average basic shares outstanding for the six months ended July 2, 2006.
     Diluted net income per common share for the second quarter ended July 1, 2007 was approximately $0.20 per common share on approximately 10,431,000 weighted average diluted shares outstanding compared to $0.14 per common share on approximately 10,935,000 weighted average diluted shares outstanding, for the second quarter ended July 2, 2006. Diluted net income per common share for the six months ended July 1, 2007 was $0.33 per common share on approximately 10,459,000 weighted average diluted shares outstanding compared to $0.21 per common share on approximately 10,942,000 weighted average diluted shares outstanding for the six months ended July 2, 2006.
Financial Condition, Liquidity and Capital Resources
     During the second quarter of fiscal 2007, our balance of unrestricted cash and cash equivalents was approximately $2.9 million, compared to the fiscal 2006 year-end balance of approximately $1.0 million.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.62 at July 1, 2007 and 0.37 at December 31, 2006. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to an increase in unrestricted cash.
     For the six months ended July 1, 2007, our cash and equivalents increased by approximately $1,900,000. Our cash provided from operations for the period was $7,278,000 as compared to $7,980,000 during the same period of the previous year. We also received cash proceeds of approximately $1,753,000 from the sale of a restaurant to a franchise. The primary uses of our cash during the six months ended July 1, 2007 were to buy property and equipment for $3,415,000, pay long-term debt of $1,126,000, and repurchase our common stock for $2,973,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (5.25% at July 1, 2007) plus 0.5% or Wells Fargo’s prime rate (8.25% at July 1, 2007). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Eurodollar Rate Loans and from -0.25% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will range from 0.25% to 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of July 1, 2007, was 0.25%.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases, as well as the repurchase of shares under our share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facility as of July 1, 2007 and December 31, 2006.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing the availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this Facility is July 31, 2011. We had no borrowings under this Facility, as of July 1, 2007, however, we had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy, which reduced our borrowing capacity under the Facility as of July 1, 2007. We had no borrowings under this Facility, as of December 31, 2006, however, we had $500,000 in Letters of Credit, as required by our fiscal 2005 self-funded medical insurance policy as of December 31, 2006.
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility. We expect capital expenditures of approximately $15.0 million during fiscal 2007 for the construction of five new restaurants, built from the ground up, corporate infrastructure, and normal capital expenditures for existing restaurants.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations
     See Notes 8, 9 and 10 to our Consolidated Financial Statements in our Fiscal 2006 Annual Report on Form 10-K for the details of our contractual obligations.
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of July 1, 2007 and December 31, 2006, we were in compliance with all of the covenants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Critical Accounting Policies
     Our significant accounting policies are described in Note (1) to the Consolidated Financial Statements included in our Annual Report for the year ended December 31, 2006. The accounting policies used in preparing our interim 2007 Consolidated Financial Statements are the same as those described in our Annual Report.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of July 1, 2007 was approximately $11.5 million, including financing lease obligations. All of the outstanding long-term debt is subject to fixed interest rates.
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
     There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On May 9, 2006, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to an additional 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. The repurchase is expected to be funded from the Company’s available working capital and through sources such as the Company’s Credit Facility.
     As of July 1, 2007, we have completed the purchase of 763,122 outstanding shares under this program at an average market price of $16.07, excluding commissions. All share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.
     The following table includes information about our share repurchases for the second quarter ended July 1, 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			(or Units)	Shares
		Average Price Paid	Purchased as Part	(or Units)
	Total Number of	per	of Publicly	that May Yet be
	Shares	Share(1)	Announced Plans or	Purchased Under the
Period	(or Units) Purchased	(or Unit)	Programs	Plans or Programs
Month #4 (April 2, 2007 — April 29, 2007)	—	$ N/A	676,830	323,170
Month #5 (April 30, 2007 — May 27, 2007)	56,292	$20.00	733,122	266,878
Month #6 (May 28, 2007 — July 1, 2007)	30,000	$22.13	763,122	236,878

(1)	Excluding Commissions

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Shareholders was held on May 8, 2007. The proposals submitted to our stockholders and the results of voting on such proposals were as noted.
Proposal 1:
Election of Directors: The following persons were elected as directors for a one-year term expiring at the Annual Meeting to be held in fiscal 2008.

	Affirmative Votes	Authority Withheld
F. Lane Cardwell, Jr.	9,264,798	189,051
K. Jeffrey Dahlberg	9,265,098	188,751
David Goronkin	9,264,973	188,876
Mary Jeffries	9,255,085	198,764
Richard L. Monfort	9,189,861	263,988
Dean A. Riesen	9,200,563	253,286
Proposal 2:
Ratification of Independent Registered Certified Public Accounting Firm: The selection of Grant Thornton, LLP as our independent registered certified public accounting firm for fiscal year ending December 30, 2007 was ratified. The voting results were as follows:

Affirmative Votes	Votes Against	Votes Abstained

9,430,511	15,885	7,453

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: August 10, 2007	By:	/s/ David Goronkin
David Goronkin
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2007		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)