Form 10-Q
period 2007-09-30
FAMOUS DAVES OF AMERICA INC
filed 2007-11-09
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 2, 2007, 9,819,356 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(in thousands, except share and per-share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,316	$1,049
Restricted cash	1,415	1,425
Accounts receivable, net	3,471	3,337
Inventories	1,787	1,765
Deferred tax asset	1,460	3,234
Prepaid expenses and other current assets	1,618	1,576
Notes receivable	201	544

Total current assets	13,268	12,930

Property, equipment and leasehold improvements, net	53,521	50,037

Other assets:
Notes receivable, less current portion	1,112	1,183
Deferred tax asset, less current portion	889	889
Other assets	627	603

	$69,417	$65,642

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$4,000	—
Current portion of long-term debt	264	302
Accounts payable	5,764	5,248
Accrued compensation and benefits	3,775	3,399
Other current liabilities	4,146	3,858

Total current liabilities	17,949	12,807

Long-term liabilities:
Long-term debt, less current portion	6,969	8,119
Financing leases	4,500	4,500
Other liabilities	4,920	4,381

Total liabilities	34,338	29,807

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 9,819,000 and 10,130,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	98	101
Additional paid-in capital	27,064	32,863
Retained earnings	7,917	2,871

Total shareholders’ equity	35,079	35,835

	$69,417	65,642

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
September 30, 2007 and October 1, 2006
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Revenue:
Restaurant sales, net	$27,168	$26,476	$80,835	$76,164
Franchise royalty revenue	4,113	3,613	11,894	10,323
Franchise fee revenue	437	524	993	1.490
Licensing and other revenue	184	199	718	663

Total revenue	31,902	30,812	94,440	88,640

Costs and expenses:
Food and beverage costs	8,231	8,034	24,503	23,070
Labor and benefits	8,270	8,003	24,073	22,567
Operating expenses	6,782	6,382	20,236	19,011
Depreciation and amortization	1,093	1,099	3,348	3,289
General and administrative	4,247	3,967	12,943	11,662
Asset impairment and estimated lease termination and other closing costs	—	332	—	1,116
Pre-opening expenses	349	49	391	448
Net loss on disposal of property and sale of restaurant	10	50	110	64

Total costs and expenses	28,982	27,916	85,604	81,227

Income from operations	2,920	2,896	8,836	7,413

Other income (expense):
Loss on early extinguishment of debt	—	—	(12)	(148)
Interest expense	(399)	(417)	(1,202)	(1,349)
Interest income	70	83	223	278
Other (expense) income, net	(6)	5	36	(41)

Total other expense	(335)	(329)	(955)	(1,260)

Income before income taxes	2,585	2,567	7,881	6,153

Income tax provision	(940)	(970)	(2,835)	(2,290)

Net income	$1,645	$1,597	$5,046	$3,863

Basic net income per common share	$0.17	$0.15	$0.50	$0.37

Diluted net income per common share	$0.16	$0.15	$0.49	$0.35

Weighted average common shares outstanding — basic	9,932,000	10,438,000	10,043,000	10,539,000

Weighted average common shares outstanding — diluted	10,285,000	10,778,000	10,396,000	10,888,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
September 30, 2007 and October 1, 2006
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2007	2006
Cash flows from operating activities:
Net income	$5,046	$3,863
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	3,348	3,289
Amortization of deferred financing costs	42	43
Loss on early extinguishment of debt	12	148
Loss on disposal of property and sale of restaurant, net	110	64
Gain on reduction of liability	(49)	—
Asset impairment and estimated lease termination and other closing costs	—	1,116
Deferred income taxes	1,774	1,501
Deferred rent	431	388
Stock-based compensation	1,470	1,096
Changes in operating assets and liabilities:
Restricted cash	10	607
Accounts receivable, net	(134)	64
Inventories	(60)	(104)
Prepaid expenses and other current assets	(120)	126
Accounts payable	516	(58)
Accrued compensation and benefits	223	1,017
Other current liabilities	(133)	(28)
Long-term deferred compensation	108	—

Cash flows provided by operations	12,594	13,132

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(8,184)	(5,808)
Sale of restaurant to franchise partner	1,753	—
Payments received on notes receivable	124	171

Cash flows used for investing activities	(6,307)	(5,637)

Cash flows from financing activities:
Proceeds from draws on line of credit	9,500	—
Payments on line of credit	(5,500)	—
Payment for debt issuance costs	—	(34)
Payments on long-term debt	(1,188)	(3,381)
Proceeds from exercise of stock options	215	395
Tax benefit of stock options exercised	164	258
Repurchase of common stock	(7,211)	(5,265)

Cash flows used for financing activities	(4,020)	(8,027)

Increase (decrease) in cash and cash equivalents	2,267	(532)

Cash and cash equivalents, beginning of period	1,049	4,410

Cash and cash equivalents, end of period	$3,316	$3,878

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of September 30, 2007, there were 155 restaurants operating in 35 states, including 41 company-owned restaurants and 114 franchise-operated restaurants. An additional 163 franchise restaurants were committed to be developed through signed area development agreements at September 30, 2007.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and October 1, 2006. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2006 Form 10-K as filed with the SEC.
     Due to the seasonality of our business, revenue and operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
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
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months		Nine Months
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
(in thousands, except per-share data)	2007	2006	2007	2006
Net income per common share — basic:
Net income	$1,645	$1,597	$5,046	$3,863
Weighted average shares outstanding	9,932	10,438	10,043	10,539
Net income per common share — basic	$0.17	$0.15	$0.50	$0.37

Net income per common share — diluted:
Net income	$1,645	$1,597	$5,046	$3,863
Weighted average shares outstanding	9,932	10,438	10,043	10,539
Dilutive impact of common stock equivalents outstanding	353	340	353	349

Adjusted weighted average shares outstanding	10,285	10,778	10,396	10,888

Net income per common share — diluted	$0.16	$0.15	$0.49	$0.35

     All options outstanding as of September 30, 2007 and October 1, 2006 were used in the computation of diluted earnings per common share.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(3) Public Relations and Marketing Development Fund and Restricted Cash
     We have established a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants governed by franchise agreements signed after January 1, 2004, are required to contribute a percentage of net sales, currently 1.0%, to the fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. Additionally, certain payments received from various vendors are deposited into the Public Relations and Marketing Development Fund. We reflect the cash related to this fund in restricted cash, and the liability in accounts payable, on our consolidated balance sheets. The assets held by this fund were approximately $1.4 million at both September 30, 2007 and December 31, 2006.
(4) Credit Facility
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (4.75% at September 30, 2007) plus 0.5% or Wells Fargo’s prime rate (7.75% at September 30, 2007). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Eurodollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee which will range from 0.375% to 0.25% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of September 30, 2007, was 0.25%.
     We expect to use borrowings under the Credit Agreement for general working capital purposes, as well as for the repurchase of shares under our share repurchase authorization. Under the Facility, we have granted the Lender a security interest in all current and future personal property.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facility as of September 30, 2007 and December 31, 2006.
     In addition to changes in the aggregate loan amount and applicable interest rates, the amended Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing the availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this Facility is July 31, 2011. We had $4.0 million in borrowings under this Facility as of September 30, 2007, and we also had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy, which reduced our borrowing capacity under the Facility as of September 30, 2007. We had no borrowings under this Facility as of December 31, 2006; however, we had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy as of December 31, 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(5) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     We have a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans in limited situations, however, all of these grants have been previously exercised. Under the Plans, an aggregate of 269,300 shares of our Company’s common stock remained available for issuance at September 30, 2007. In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire ten years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, but will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. The 1997 Employee Stock Option Plan expired on June 24, 2007, but will remain in effect until all outstanding shares granted thereunder have either been satisfied or terminated.
     Stock Options
     Information regarding our Company’s stock options is summarized below:

		Weighted Average
(number of options in thousands)	Number of Options	Exercise Price
Outstanding at December 31, 2006	728	$5.24
Granted	—	—
Exercised	(15)	6.83
Canceled or expired	—	—

Outstanding at April 1, 2007	713	$5.21

Granted	—	$—
Exercised	(12)	4.91
Canceled or expired	(2)	6.50

Outstanding at July 1, 2007	699	$5.21

Granted	—	$—
Exercised	(9)	6.08
Canceled or expired	—	—

Outstanding at September 30, 2007	690	$5.20

Exercisable at September 30, 2007	612	$5.12

     Performance Shares
     We have a program under which management and certain director-level Associates may be granted performance shares under the 2005 Stock Incentive Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants is contingent upon the Company achieving a specified minimum percentage of the total of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant (the Cumulative EPS Goal). Upon achieving the minimum percentage, and provided that the recipient remains an employee during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares granted that is based upon the percentage of the Cumulative EPS Goal achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.

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
     As of September 30, 2007, we currently have three performance share programs in progress. All of these performance share awards qualify for equity-based treatment under Statement of Financial Accounting Standards (“SFAS”) No. 123R. Accordingly, we recognize compensation cost for these share-based awards based on their fair value at the time of grant over the requisite service period (i.e. fixed treatment). On February 18, 2004 our Board of Directors awarded 33,500 (subsequently reduced to 27,500 due to Associate departures) performance share grants to eligible Associates for the fiscal 2004-fiscal 2006 timeframe. During the first quarter of fiscal 2007, we issued 24,683 shares out of this 2004-2006 performance share program, representing the achievement of approximately 90% of the target payout for this program. Recipients elected to forfeit 8,307 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,376 shares.
     On February 25, 2005, our Board of Directors awarded 134,920 (subsequently reduced to 104,199 due to Associate departures) performance share grants to eligible Associates for the fiscal 2005-fiscal 2007 timeframe. Under this program, if the Company achieves at least 80% of the Cumulative EPS Goal, each recipient shall be entitled to receive a percentage of the Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company, up to a maximum of 100%. On December 29, 2005, our Board of Directors awarded 83,200 (subsequently reduced to 68,800 due to Associate departures) performance share grants to eligible Associates for the fiscal 2006-fiscal 2008 timeframe. Similar to the fiscal 2005-fiscal 2007 program, if the Company achieves at least 80% of the Cumulative EPS Goal, each recipient shall be entitled to receive a percentage of the Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company. However, if the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of performance shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” performance share amount). On February 21, 2007, our Board of Directors awarded 96,100 (subsequently reduced to 92,600 due to Associate departures) performance share grants to eligible Associates for the fiscal 2007-fiscal 2009 timeframe. Similar to the fiscal 2006-fiscal 2008 program, if the Company achieves at least 80% of the Cumulative EPS Goal, each recipient shall be entitled to receive a percentage of the Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company, and each recipient will be entitled to receive an additional percentage of the “Target” number of performance shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% if the Company achieves between 100% and 150% of the Cumulative EPS Goal.
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their compensation or commissions, if applicable, for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the annual bonuses are approved by the Board of Directors. In accordance with SFAS No. 123R, this plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases (i.e. “mark – to – market”).
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
Unit Plan discussed above. As a result of the increase in the share price of our common stock during the third quarter of fiscal 2006, we recognized approximately $9,000 and approximately $18,000 of compensation expense in our Consolidated Statement of Operations for the three and nine months ended October 1, 2006 respectively, as related to this plan. These bonuses, including the original amount deferred and the amounts earned over the deferral period due to an increase in the stock price, were paid out during the first quarter of fiscal 2007.
     Several of our executives elected to defer a portion of their 2005 bonuses, the amount of which was determined on February 22, 2006, totaling approximately $56,000, in accordance with the Deferred Stock Unit Plan discussed above. We had recognized approximately $6,000 for the three and nine months ended October 1, 2006, related to these deferrals. These bonuses, including the original amount deferred and the amounts earned over the deferral period, were paid out during the first quarter of fiscal 2007.
     One of our executives elected to defer for a two-year period, a portion of their fiscal 2006 bonus, the amount of which was determined on February 21, 2007, totaling approximately $71,000, in accordance with the Deferred Stock Unit Plan discussed above. We recognized income of approximately $23,000 and $9,000 for the three and nine months ended September 30, 2007, respectively, as related to this bonus deferral.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(5) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     We recognized stock-based compensation expense in our Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and October 1, 2006 respectively, as follows:
     Stock-based Compensation

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(in thousands)	2007	2006	2007	2006
Performance Share Programs:
Fiscal 2004 – 2006	$—	$8	$—	$33
Fiscal 2005 – 2007	52	100	236	318
Fiscal 2006 – 2008	58	61	193	209
Fiscal 2007 – 2009	139	—	439	—

Performance Shares	$249	169	$868	$560

Director Shares	119	114	359	190
Stock Options	79	105	243	321
Deferred Stock Units	(23)	15	(9)	24

	$424	$403	$1,461	$1,095

     Common Share Repurchases
     On May 9, 2006, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock from time to time in both the open market or through privately negotiated transactions. As of September 30, 2007, we had repurchased all of the shares under the program for approximately $16.8 million at an average market price of $16.79, excluding commissions. During the third quarter of fiscal 2007, we repurchased 236,878 shares under the program for approximately $4.5 million at an average market price of $19.09, excluding commissions. For the nine months ended September 30, 2007, we repurchased 388,570 shares under the program for approximately $7.5 million at an average market price of $19.28, excluding commissions. In addition, there was an amount owed by a franchise that was settled through the redemption of shares. See Note (13) Notes Receivable.
     On September 27, 2007, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock from time to time in both the open market or through privately negotiated transactions. As of September 30, 2007 we had not repurchased any shares under this program.
(6) Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. We match 50.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $131,000 and $111,000 for the third quarter of fiscal years 2007 and 2006, respectively. Employee contributions were approximately $401,000 and $340,000 for the nine months ended September 30, 2007 and October 1, 2006, respectively. Employer matching contributions were $40,000 and $33,000 for the third quarter of fiscal years 2007 and 2006, respectively. Employer matching contributions were approximately $121,000 and $102,000 for the nine months ended September 30, 2007 and October 1, 2006, respectively. There were no discretionary contributions to the Plan during the three or nine months ended September 30, 2007 and October 1, 2006.

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
     For the third quarter ended September 30, 2007, eligible participants contributed approximately $50,000 to the Plan, and the Company provided matching funds and interest of approximately $22,000. For the third quarter ended October 1, 2006, eligible participants contributed approximately $50,000 to the Plan, and the company provided matching funds and interest of approximately $16,000. For the nine months ended September 30, 2007 and October 1, 2006, eligible participants contributed approximately $182,000 and $180,000, respectively, to the Plan and the Company provided matching funds and interest of approximately $64,000 and $46,000, respectively.
(7) Acquisition of Florence, Kentucky Restaurant
     On January 23, 2006, we acquired the assets comprising our Florence, Kentucky franchise-operated location from Best Que, LLC, the former franchise operator. The acquisition costs were approximately $972,000, which were comprised of a cash payment of $155,000 plus the forgiveness and cancellation of certain debts owed by the Seller to the Company and the expenditure of certain fees and expenses including legal and other professional fees in connection with the sale. The acquisition was pursuant to an asset purchase agreement entered into on May 11, 2005. Because the franchisee/seller had previously filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, the purchase was contingent upon, among other things, the entry of a final and non-appealable order from the United States Bankruptcy Court for the Eastern District of Kentucky approving the sale. On January 20, 2006, a final and non-appealable approval order was entered by the Court authorizing the closing of the transaction. The restaurant is currently being marketed to potential franchisees, and will be operated as a company-owned property until the assets are sold to a new franchise operator. The acquisition costs are reflected as assets held for sale within property, equipment and leasehold improvements, net, and total $1.1 million in our Consolidated Balance Sheets at September 30, 2007 and December 31, 2006.

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
(10) Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In June 2006, we recorded an asset impairment of approximately $282,000 on assets then held-for-sale, to reflect the assets at their fair market value, based on a pending sale at that time. In addition, we took an impairment charge during the second quarter of 2006 for an underperforming company-owned restaurant, in Chicago, Illinois, that closed subsequent to the end of the second quarter. In conjunction with the closing of this restaurant, we recorded an impairment charge of approximately $502,000 in the second quarter of 2006, reflecting the non-cash, write-down of asset values related to the closed restaurant. The closure did not result in or require any further significant cash expenditures except for continued lease costs. We sublease the real property on which the closed restaurant is located under a lease that expires in November of 2010. We have a balance of $211,000 for future lease commitments, including lease obligations, common area maintenance and real estate taxes on our balance sheet as a current liability at September 30, 2007. We have listed this location with a real estate broker and are actively seeking a sub-tenant for the property.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(11) Supplemental Cash Flow Information

	Nine Months Ended
	September 30,	October 1,
(in thousands)	2007	2006
Cash paid for interest	$1,049	$1,229

Cash paid for taxes	$1,419	$704

Non-cash investing and financing activities:
Reclassification of accounts receivable to assets held for sale	$—	$178

Reclassification of other current assets to assets held for sale	$—	$776

Reclassification of other current liabilities to assets held for sale	$19	$13

Accrual for property and equipment purchases	$1,268	$398

Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$153	$—

Deferred tax asset related to tax benefit of stock options exercised	$(164)	$(258)

Issuance of common stock to independent board members	$478	$303

Redemption of note receivable by common stock buyback	$289	$—

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
     The Company adopted the provisions of FIN No. 48, on January 1, 2007. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company has not recognized a material liability for unrecognized income tax benefits and there is no related effect to our effective tax rate. There was no reserve necessary at December 31, 2006 or September 30, 2007.
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
     The Company is currently under examination by one state jurisdiction for years prior to fiscal 2006. The Company expects this examination to be concluded and settled within the next 12 months. The Company does not expect any significant adjustments as a result of this audit.
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses, none of which has been accrued to date in relation to FIN 48.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANACIAL STATEMENTS (CONTINUED)
(13) Notes Receivable
     In July 2007, our franchise partner, Famous Ribs of Georgia, exchanged 13,000 shares of Famous Dave’s of America, Inc. common stock, which is now retired, to meet their obligation under a note agreement for a payment of $300,000, due July 1, 2007. The stock was valued at $289,250 based on the closing price of Famous Dave’s of America, Inc. stock on June 29, 2007. The additional amount due, equal to $10,750, was paid in cash.
(14) Recent Accounting Pronouncements
     On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this pronouncement will have on our Consolidated Financial Statements.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of September 30, 2007, there were 155 Famous Dave’s restaurants operating in 35 states, including 41 company-owned restaurants and 114 franchise-operated restaurants. An additional 163 franchise restaurants were in various stages of development as of September 30, 2007.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 30, 2007 (fiscal 2007) and December 31, 2006 (fiscal 2006), are both 52 week fiscal years.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure the territory consists of a non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s executive team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our obligations. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, most new franchises pay us a royalty of 5% of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, seasonings, rubs, and marinades. Other revenue includes opening assistance and training we provide to our franchise partners. Costs and expenses associated with these services are included in general and administrative expense. Comparable sales represent net sales for restaurants open year-round for 18 months or more.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     General and Administrative Expenses
     General and administrative expenses include all support center and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, bonuses, Associate benefits, legal fees, accounting fees, consulting fees, travel, rent and general insurance are major items in this category. Additionally, we record expense for Managers In Training (“MIT’s”) in this category for approximately seven weeks before a manager is assigned to a restaurant. We also provide franchise services for which the revenue is included in other revenue and the expenses are included in general and administrative expenses.
     The following table presents items in our Consolidated Statements of Operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods(3):
OPERATING RESULTS
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Food and beverage costs (1)	30.3%	30.3%	30.3%	30.3%
Labor and benefits (1)	30.4%	30.2%	29.8%	29.6%
Operating expenses (1)	25.0%	24.1%	25.0%	25.0%
Depreciation & amortization (restaurant level) (1)	3.6%	3.7%	3.7%	3.8%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%	0.4%
General and administrative (2)	13.3%	12.9%	13.7%	13.2%
Impairment and estimated lease termination and other closing costs (1)	—	1.3%	—	1.5%
Pre-opening expenses and net loss on disposal of property(1)	1.3%	0.4%	0.6%	0.7%

Total costs and expenses (2)	90.8%	90.6%	90.6%	91.6%

Income from operations (2)	9.2%	9.4%	9.4%	8.4%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted to a loss of $4,000 and income of $25,000 for the three months ended September 30, 2007 and October 1, 2006, respectively. The Rib Team netted to a loss of $54,000 and income of $2,000 for the nine months ended September 30, 2007 and October 1, 2006, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque and builds brand awareness.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 31, 2006.
     Total Revenue
     Total revenue of approximately $31.9 million for the third quarter of fiscal 2007 increased approximately $1.1 million or 3.5% over revenue of approximately $30.8 million for the comparable quarter in fiscal 2006. For the nine months ended September 30, 2007, total revenue of approximately $94.4 million increased approximately $5.8 million, or 6.5% over revenue of approximately $88.6 million, for the nine months ended October 1, 2006. This increase reflects new restaurant revenue growth, a 15.2% increase in franchise royalty revenue and a 1.7% increase in comparable company-owned restaurant sales.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Restaurant Sales, net
     Restaurant sales for the third quarter of fiscal 2007 were approximately $27.2 million, compared to approximately $26.5 million for the same period in fiscal 2006, reflecting a 2.6% increase. Restaurant sales for the nine months ended September 20, 2007 were approximately $80.8 million compared to approximately $76.2 million for the nine months ended October 1, 2006. This increase is largely the result of the opening of new company-owned restaurants in Waldorf, Maryland in June 2006 and Coon Rapids, Minnesota in December 2006, and an increase in comparable sales of 2.1% in the third quarter of fiscal 2007, partially offset by the closure of Streamwood, Illinois in July 2006 and the sale of Rogers, Arkansas in June 2007.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.6 million for the third quarter of fiscal 2007, representing a 10.0% increase over the comparable period of 2006, reflecting increased royalties. Royalty revenue, which is based on a percent of franchise-operated restaurant net sales, increased 13.8% reflecting the net 16 franchise restaurants that opened since October 1, 2006. There were 114 franchise-operated restaurants opened at September 30, 2007 compared to 98 at October 1, 2006. Franchise-related revenue was approximately $12.9 million for the nine months ended September 30, 2007 compared to approximately $11.8 million for the nine months ended October 1, 2006, reflecting a 15.2% increase in royalty revenue.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the third quarter of fiscal 2007, licensing royalty revenue was approximately $75,000 compared to approximately $58,000 for the comparable period of fiscal 2006. Licensing royalty revenue was approximately $273,000 for the nine months ended September 30, 2007 as compared to $231,000 for the comparable period of fiscal 2006. Other revenue for the fiscal 2007 third quarter was approximately $109,000 compared to $140,000 for the comparable prior year quarter. The decrease in other revenue is due to less restaurants opening in the third quarter of 2007 compared to the third quarter of 2006 requiring opening assistance. Other revenue for the first nine months of 2007 was $445,000 compared to $432,000 in the comparable period of fiscal 2006. The amount of other revenue is expected to remain essentially flat for fiscal 2007, as compared to fiscal 2006 levels, based on the level of opening assistance we may be required to provide for the remaining seven franchised openings planned for the fourth quarter of fiscal 2007.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months. Same store net sales for company-owned restaurants for the third quarter of fiscal 2007 increased 2.1%, compared to fiscal 2006’s third quarter increase of 3.1%. For the third quarter of fiscal 2007 and 2006, there were 36 and 37 restaurants, respectively, included in the company-owned comparable sales base. Comparable store net sales results reflect the favorable impact of a slightly less than 1% price increase taken in December 2006 and another price increase of approximately 1.2% in June 2007.
     Same store net sales for franchise-operated restaurants for the third quarter of 2007 decreased 3.5%, compared to a decrease of 1.6% for the third quarter of fiscal 2006. For the third quarter of 2007 and 2006 there were 80 and 57 restaurants, respectively, included in the franchise-operated comparable sales base. The decline in franchise comparable sales reflects the year-over-year comparison of higher volume restaurants still in their honeymoon period in addition to the economic challenges being faced in certain franchise markets. There were 57 franchise-operated restaurants in the comparable sales base for the third quarter of 2006. These same restaurants realized a decline of 2.7% in 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
There were 24 franchise-operated restaurants that entered the comparable sales base in the third quarter of 2007. These 24 restaurants realized a decline of 4.8%, reflecting the comparable sales calculation that measures 18-month sales volumes against the substantially higher six-month volumes.
     Same store net sales for franchise-operated restaurants for the nine months ended September 30, 2007 decreased approximately 4.1% compared to a decrease of approximately 2.2% for the prior year comparable period. Again, the decline in franchise comparable sales reflects the year-over-year comparison of higher volume restaurants still in their honeymoon period in addition to the economic challenges being faced in certain franchise markets. There were 49 franchise-operated restaurants in the comparable sales base for the year-to-date period of 2006. These same restaurants realized a decline of 2.1% for the same timeframe in 2007. There were 21 franchise-operated restaurants that joined the comparable sales base in 2007. Due to the significant volumes of these restaurants during their first 6 months of operations, these 21 restaurants reflected a comparable sales decrease of 7.8% for the 2007 year-to-date timeframe. As we’ve previously discussed, due to our significant opening volumes, we believe there is a longer honeymoon period for Dave’s than what you would typically see in casual dining. We continue to work with our franchise partners to identify opportunities to minimize the impact of the honeymoon effect, including targeted marketing efforts and capitalizing on off-premise sales occasions.
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the third quarter and first nine months of fiscal 2007 and fiscal 2006:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Average Weekly Net Sales:
Company-Owned	$51,667	$50,285	$50,907	$48,625
Full-Service	$53,426	$51,743	$52,839	$50,192
Counter-Service	$41,648	$41,972	$39,781	$39,741

Franchise-Operated	$58,196	$59,502	$58,346	$59,694

Operating Weeks:
Company-Owned	522	523	1,582	1,560
Franchise-Operated	1,443	1,240	4,155	3,535
     We continue to demonstrate our category leadership in off-premise sales. Catering and “TO GO” accounted for 35.5% of 2007’s third quarter sales compared with 34.5% for the third quarter of 2006. Off-premise sales were 33.4% of sales and 32.3% of sales for the first nine months of fiscal 2007 and fiscal 2006, respectively.
     Food and Beverage Costs
     Food and beverage costs for the third quarter of fiscal 2007 were approximately $8.2 million or 30.3% of net restaurant sales, compared to approximately $8.0 million or 30.3% of net restaurant sales for the third quarter of fiscal 2006. Food and beverage costs for the nine months ended September 30, 2007 were approximately $24.5 million or 30.3% of net restaurant sales, compared to approximately $23.1 million or 30.3% of net restaurant sales for the comparable period of fiscal 2006. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants for the first nine months of fiscal 2007 was 9.4% as compared to 9.8% for fiscal 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     We have recently renegotiated our pork contract at an approximate 1% increase for fiscal 2008. We believe we are protected from cost pressures for the remainder of fiscal 2007 due to an extension of our current contract on pork until the end of the year. As a result, food costs as a percentage of net sales are expected to be flat for 2007, however, we expect pricing pressure in 2008 due to rising costs for corn, grain and our other core proteins.
     Labor and Benefits Costs
     Labor and benefits costs for the third quarter ended September 30, 2007 were approximately $8.3 million or 30.4% of net restaurant sales, compared to approximately $8.0 million or 30.2% of net restaurant sales for the third quarter ended October 1, 2006. Labor and benefits for the nine months ended September 30, 2007 were approximately $24.1 million or 29.8% of net restaurant sales, compared to approximately $22.6 million or 29.6% of net restaurant sales for the nine months ended October 1, 2006. The increase in the quarter and year-to-date periods over prior year is primarily due to higher health insurance claims and management wages, partially offset by lower worker’s compensation due to a premium adjustment during the third quarter of 2007 of approximately $120,000. On an annual basis, we expect labor and benefits as a percentage of net restaurant sales to increase slightly over 2006 primarily as a result of the new company-owned restaurant that opened during the third quarter and the three openings expected in the fourth quarter of fiscal 2007 and the inefficiencies incurred during the first 12-14 weeks of operations. To a lesser degree, increases in the federal, and various state minimum wage rates will impact our labor percentage.
     Operating Expenses
     Operating expenses for the third quarter of fiscal 2007 were approximately $6.8 million or 25.0% of net restaurant sales, compared to operating expenses of approximately $6.4 million or 24.1% of net restaurant sales for the third quarter of fiscal 2006. The increase in the percentage reflects 50 basis points related to hiring new managers in preparation for the three new company-owned restaurant openings that were originally slated to open in the second and third quarters of 2007. The remaining increase reflects higher utilities and advertising costs. We have purposely delayed advertising spending to the latter half of 2007. Advertising represented 3.1% of net sales for the first nine months of 2007 compared to 3.3% of net sales for the comparable period of 2006, including a 1% contribution to the national ad fund. Advertising costs for fiscal 2007 are expected to be flat to the percentage for fiscal 2006 at 3.5% of net restaurant sales, again, which includes a 1% contribution to the national ad fund.
     Restaurant level operating expenses for the first nine months of 2007 were approximately $20.2 million, or 25.0% of net restaurant sales, compared with approximately $19.0 million, or 25.0% of net restaurant sales, for the first nine months of 2006. While the reported percentages are flat for the year-to-date timeframe, these results reflect a 40 basis point decrease due to lower repair and maintenance costs, utilities, and supplies, offset by a 40 basis point increase stemming from the hiring of managers in anticipation of our new company-owned restaurants opening later than planned as discussed above. For the remainder of 2007, we expect operating expenses as a percentage of net restaurant sales to be relatively flat to the percentage for fiscal 2006.
     Depreciation and Amortization
     Depreciation and amortization expense for the third quarter of 2007 was approximately $1.1 million or 3.4% of total revenue and the third quarter of 2006 was approximately $1.1 million or 3.6% of total revenue. Depreciation and amortization expense for the nine months ended September 30, 2007 and October 1, 2006 was approximately $3.3 million and $3.3 million, respectively, and was 3.5% and 3.7% respectively, of total revenue. During fiscal 2007, depreciation and amortization is expected to decrease slightly as a percentage of total revenue from fiscal 2006 due to the closure of our Streamwood, Illinois and sale of our Rogers, Arkansas locations and the leverage from our higher expected sales volumes from four new company-owned restaurants opening in the second half of fiscal 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     General and Administrative Expenses
     General and administrative expenses for the third quarter of 2007 were approximately $4.2 million or 13.3% of total revenue, compared to approximately $4.0 million or 12.9% of total revenue for the third quarter of fiscal 2006. General and administrative expenses for the first nine months of fiscal 2007 were approximately $12.9 million or 13.7% of total revenue compared to approximately $11.7 million or 13.2 % of total revenue for the first nine months of fiscal 2006. General and administrative expenses, excluding stock-based compensation expense, as a percentage of total revenue, was 12.0% for the third quarter of 2007 and was 11.6% for the third quarter of 2006 and was 12.2% and 11.9% for the year-to-date periods of 2007 and 2006, respectively. The increase in the percentage for the third quarter of fiscal 2007 over prior years’ percentage reflects planned investments in infrastructure, including growth in technology and people. The increase also reflects the leverage on the percentage from the loss of revenue from the closure of Streamwood, Illinois in July 2006 and the sale of Rogers, Arkansas in June 2007. As previously mentioned, difficulties with municipality zoning and permitting issues have caused delays in our restaurant openings. While we continue to work diligently in resolving these issues in anticipation of the new restaurant openings, we had to move forward in hiring and training managers as discussed earlier. We had previously communicated that general and administrative expenses as a percentage of revenue would be approximately 50 basis points higher than the percentage for 2006 primarily due to increased costs as related to our performance share program and increased infrastructure to support corporate growth of five additional company-owned restaurants, and we still feel comfortable with that guidance at this time.
     Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In the second quarter of 2006, we recorded an impairment charge of approximately $502,000 for an underperforming company-owned restaurant that closed subsequent to the end of the second quarter. This charge represented the net book value of the remaining leasehold improvements that would not be recoverable upon closure of the restaurant. We also recorded an impairment charge for another location of approximately $282,000 for assets which were held-for-sale, to reflect the assets at their fair market value based on a pending sale at the end of the second quarter of fiscal 2006. This sale was finalized in December 2006.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. We had pre-opening expenses of approximately $349,000 in the third quarter of 2007 and approximately $49,000 in the third quarter of 2006. Pre-opening expenses for the third quarter of 2007 included pre-opening rent expense of approximately $159,000 related to our four restaurants opening in the latter part of 2007 and $190,000 in regular pre-opening expenses primarily related to our Fredericksburg, Virginia restaurant which opened in September 2007. In the third quarter of 2006, pre-opening expenses of approximately $49,000 related to our Waldorf, Maryland restaurant. We had pre-opening expenses of approximately $391,000 for the nine months ended September 30, 2007, and $448,000 for the nine months ended October 1, 2006. The fiscal 2007 expenses for the year-to-date period included $184,000 in pre-opening rent for four restaurants opening in the latter part of 2007, and $207,000 for pre-opening costs for Fredericksburg, Virginia. For the first nine months of fiscal 2006, pre-opening expenses of $448,000 consisted of $97,000 of pre-opening rent primarily for Waldorf, Maryland and Coon Rapids, Minnesota as well as $351,000 for regular pre-opening expenses primarily for Waldorf, Maryland and Chantilly, Virginia. We plan to open three company-owned restaurants in the fourth quarter of fiscal 2007 with pre-opening costs estimated at approximately $220,000 to $230,000 per restaurant, excluding pre-opening rent. Each restaurant will have pre-opening rent for approximately 16 weeks prior to opening which will vary based on lease terms.
     Net Loss on Disposal of Property and Sale of Restaurant
     Net loss on disposal of property was approximately $10,000 in the third quarter of fiscal 2007 and approximately $50,000 in the third quarter of fiscal 2006. During the first nine months of fiscal 2007, we recorded a net loss on disposal of property and sale of restaurant of approximately $110,000 in fiscal 2007 and approximately $64,000 for the prior year comparable period. The sale of our Rogers, Arkansas restaurant resulted in an approximate $62,000 net loss in the second quarter of fiscal 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
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
     Interest Expense
     Interest expense was approximately $399,000 or 1.3% of total revenue for the third quarter of fiscal 2007, compared to approximately $417,000 or 1.4% of total revenue for the comparable third quarter of fiscal 2006. Interest expense was approximately $1.2 million or 1.3% of total revenue for the first nine months of fiscal 2007, compared to approximately $1.3 million or 1.5% of total revenue for the comparable period of fiscal 2006. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a current rate of 8.0% on deferrals made under our non-qualified deferred compensation plan. For fiscal 2007, we expect interest expense to be slightly lower than fiscal 2006 levels due to the early payoff of approximately $3.0 million of notes payable in fiscal 2006 and approximately $1.0 million in fiscal 2007, partially offset by any interest resulting from the use of our line of credit.
     Interest Income
     Interest income was approximately $70,000 and $83,000 for the third quarter of fiscal 2007 and fiscal 2006 respectively. Interest income was approximately $223,000 and $278,000 for the first nine months of fiscal 2007 and fiscal 2006, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2007 interest income to remain lower than fiscal 2006 levels due to lower cash balances, with cash being utilized for construction of new company-owned restaurants, our share buy-back program, and other general capital needs.
     Other Income (Expense), net
     During the third quarter of 2007, we recorded other expense, net, of approximately $6,000, which compares to other income, net, of approximately $5,000 for the third quarter of 2006. During the first nine months of fiscal 2007, we realized other income, net, of approximately $36,000, compared to the prior year comparable period other expense, net, of approximately $41,000.
     Income Taxes — Adoption of Financial Interpretation (“FIN”) No. 48
     In June 2006, the Financial Accounting Standards Bound (“FASB”) issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by defining a minimum recognition threshold that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     The Company adopted the provisions of FASB FIN No. 48, on January 1, 2007. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company has not recognized a material liability for unrecognized income tax benefits and there is no related effect to our effective tax rate. There was no reserve necessary at September 30, 2007 or December 31, 2006.
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
     The Company is currently under examination by one state jurisdiction for years prior to fiscal 2006. The Company expects this examination to be concluded and settled in the next 12 months. The Company does not expect any significant adjustments as a result of this audit.
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses, none of which has been accrued to date in relation to FIN 48.
     Provision for Income Taxes
     For the third quarter of 2007, we recorded an estimated provision for income taxes of approximately $940,000 or 36% of income before income taxes, compared to a tax provision of approximately $970,000, or 37% of income before income taxes, for the third quarter of 2006. For the nine months ended September 30, 2007, our tax provision was approximately $2.8 million, or 36% of income before income taxes, compared to the prior year comparable period of approximately $2.3 million, or 37% of income before income taxes. We estimate a tax provision of approximately 36% for fiscal 2007.
     Basic and Diluted Net Income Per Common Share
     Net income for the third quarter ended September 30, 2007 was approximately $1.6 million or $0.17 per basic common share on approximately 9,932,000 weighted average basic shares outstanding, as compared to net income of approximately $1.6 million or $0.15 per basic common share on approximately 10,438,000 weighted average basic shares outstanding for the third quarter ended October 1, 2006. Net income for the nine months ended September 30, 2007, was approximately $5.0 million or $0.50 per basic common share on approximately 10,043,000 weighted average basic shares outstanding, compared to net income of approximately $3.9 million or $0.37 per basic common share on approximately 10,539,000 weighted average basic shares outstanding for the nine months ended October 1, 2006.
     Diluted net income per common share for the third quarter ended September 30, 2007 was approximately $0.16 per common share on approximately 10,285,000 weighted average diluted shares outstanding compared to $0.15 per common share on approximately 10,778,000 weighted average diluted shares outstanding for the third quarter ended October 1, 2006. Diluted net income per common share for the nine months ended September 30, 2007 was $0.49 per common share on approximately 10,396,000 weighted average diluted shares outstanding compared to $0.35 per common share on approximately 10,888,000 weighted average diluted shares outstanding for the nine months ended October 1, 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Financial Condition, Liquidity and Capital Resources
     During the third quarter of fiscal 2007, our balance of unrestricted cash and cash equivalents was approximately $3.3 million, compared to the fiscal 2006 year-end balance of approximately $1.0 million. We have a balance of $4.0 million on our line of credit as of September 30, 2007.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.40 at September 30, 2007 and 0.37 at December 31, 2006. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to an increase in unrestricted cash.
     For the nine months ended September 30, 2007, our cash and equivalents increased by approximately $2.3 million. Our cash provided from operations for the year-to-date period was $12.6 million as compared to $13.1 million for the same period of the previous year. We received net cash proceeds of approximately $9.5 million for draws on our line of credit less repayments of $5.5 million, and we also received approximately $1.8 million from the sale of a restaurant to a franchise. The primary uses of our cash during the nine months ended September 30, 2007 were to purchase property and equipment for approximately $8.2 million, pay long-term debt of approximately $1.2 million, and repurchase our common stock for approximately $7.2 million.
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (4.75% at September 30, 2007) plus 0.5% or Wells Fargo’s prime rate (7.75% at September 30, 2007). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Eurodollar Rate Loans and from -0.25% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will range from 0.25% to 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of September 30, 2007, was 0.25%.
     We expect to use any borrowings under the Credit Agreement for general working capital purposes, as well as the repurchase of shares under our share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facility as of September 30, 2007 and December 31, 2006.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing the availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this Facility is July 31, 2011. We had $4.0 million in borrowings under this Facility, as of September 30, 2007, and we had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy, which reduced our borrowing capacity under the Facility as of September 30, 2007. We currently expect to maintain a balance on our line of credit in the near term to support our capital investment needs and share repurchase plan. We had no borrowings under this Facility, as of December 31, 2006, however, we had $500,000 in Letters of Credit, as required by our fiscal 2005 self-funded medical insurance policy as of December 31, 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility. We expect capital expenditures of approximately $14.0 to $15.0 million during fiscal 2007 for the construction of new restaurants, built from the ground up, corporate infrastructure, and normal capital expenditures for existing restaurants.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations
     See Notes 8, 9 and 10 to our Consolidated Financial Statements in our Fiscal 2006 Annual Report on Form 10-K for the details of our contractual obligations.
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of September 30, 2007 and December 31, 2006, we were in compliance with all of the covenants.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of September 30, 2007 was approximately $11.5 million, including financing lease obligations. All of the outstanding long-term debt is subject to fixed interest rates.
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
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On May 9, 2006, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions.
     As of September 30, 2007, we had repurchased all of the 1.0 million outstanding shares under the program for approximately $16.8 million at an average market price of $16.79, excluding commissions. All share repurchases were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.
     The following table includes information about our share repurchases for the third quarter ended September 30, 2007.

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			(or Units)	Shares
	Total	Average	Purchased as Part	(or Units)
	Number of	Price Paid	of Publicly	that May Yet be
	Shares	per Share(1)	Announced Plans or	Purchased Under the
Period	(or Units) Purchased	(or Unit)	Programs	Plans or Programs
Month #7 (July 2, 2007 – July 29, 2007)	13,000	$22.25	776,122	223,878
Month #8 (July 30, 2007 – August 26, 2007)	120,409	$18.66	896,531	103,469
Month #9 (August 27, 2007 – September 30, 2007)	103,469	$19.20	1,000,000	0

(1)	Excluding Commissions
Item 5. Other Events
     Effective November 5, 2007, our Board of Directors approved an amendment to the 1995 Stock Option and Compensation Plan that expanded the circumstances under which the transfer in incentives granted under that plan are permitted. The amendment was effected in order to make the transfer restrictions under the 1995 Stock Option and Compensation Plan consistent with the transfer restrictions under our other existing equity incentive plans. A copy of the amendment is attached as Exhibit 10.1 to this report.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS
10.1	Amendment to 1995 Stock Option and Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: November 9, 2007	By:	/s/ David Goronkin
David Goronkin
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2007		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)