Form 10-K
period 2007-12-30
FAMOUS DAVES OF AMERICA INC
filed 2008-03-14
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2007
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 7, 2008, 9,631,275 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 6, 2008 (the “2008 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2008 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 30, 2007.

PART I
ITEM 1. BUSINESS
General Development of Business
     Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of December 30, 2007, there were 164 Famous Dave’s restaurants operating in 35 states, including 44 company-owned restaurants and 120 franchise-operated restaurants. An additional 143 franchise restaurants were committed to be developed through signed area development agreements at December 30, 2007.
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
Narrative Description of Business
     Famous Dave’s restaurants, a majority of which offer full table service, feature hickory-smoked off-the-grill entrée favorites. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature signage. As of December 30, 2007, 38 of our company-owned restaurants were full-service and 6 were counter-service. In 2008, we plan to open up to 6 company-owned restaurants featuring our new prototypical design, which includes the following elements: a designated bar, a signature exterior smokestack, a separate entrance for our category-leading “TO GO” business and a patio (where available). This design enables us to capitalize on a consistent trade-dress and readily identifiable look and feel for our future locations. Our newest restaurants opened in fiscal 2007 have approximately 6,000 square feet, and approximately 175 seats, with an additional 50 seats in the bar, and 32 additional seats on the patio.
     We pride ourselves on the following:
     High Quality Food – Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, sassy grilled salmon, and generous signature sandwiches and salads. Enticing side items, such as honey-buttered corn bread, potato salad, coleslaw, Shack Fries™ and Wilbur Beans™, accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding, Hot Fudge Kahlua™ Brownies, and Key Lime Pie, are a specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer five regional tableside barbeque sauces: Rich & Sassy®, Texas Pit™, Georgia Mustard™, Devil’s Spit® and Sweet and Zesty™. These sauces, in addition to a variety of seasonings, rubs, marinades, and other items are also distributed in retail grocery stores throughout the country under licensing agreements.
     We believe that high quality food, “scratch cooking” and smoking our meats daily at each of our restaurants are principal points of differentiation between us and other casual dining competitors and are a significant contributing factor to repeat business. We also feel that our focus on barbecue and being “True to the ‘Que” allows for product innovation without diluting our brand. As such, we see no geographic impediments to scaling our concept and brand. Our off-premise sales are one, if not, the highest in the industry and we support this business with a separate “TO GO” entrance at many of our restaurants with prominent and distinct signage, and for added convenience, we separately staff the “TO GO” counter. We also have grown our catering business which can accommodate any size party at any venue.
     Distinctive Environment — Décor and Music – Our original décor theme was a nostalgic roadhouse shack (“Shack”), as defined by the abundant use of rustic antiques and items of Americana. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have now evolved our format to that of a full-service concept with a new prototypical design that incorporates the best attributes of the past restaurants while providing a consistent brand image for the future. Of our 44 restaurants as of December 30, 2007, 38 were full-service restaurants with 24 having the “Lodge” format, 6 having the “Shack” format, and one, located in the Minneapolis market, was a “Blues Club” format. Additionally, including 4 new company-owned restaurants that opened in fiscal 2007, we now have a total of 7 company-owned new prototypical restaurants. The remaining 6 were counter-service restaurants. We will continue to evaluate converting counter-service restaurants to full-service restaurants where there is determined to be a sufficient return on our investment.
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
Operating Strategy
     We believe that our ability to achieve sustainable profitable growth requires us to deliver high-quality experiences in terms of both food and hospitality to every guest, every day, and to enhance brand awareness in our markets. Key elements of our strategy include the following:
     Operational Excellence – During fiscal 2007, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. It also means an unyielding commitment to provide our guests with precision service during every visit. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.
     Our menu focuses on a number of popular smoked, barbeque, meat, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared proprietary seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs, and eliminates the need for highly compensated chefs. In order to enhance our appeal, expand our audience, and promote our cravable products without discounting, we promote Limited-Time Offerings (LTOs) which often provide higher margins than our regular menu items. We believe that constant and exciting new product introductions, offered for a limited period of time, encourage trial visits, build repeat traffic and increase exposure to our regular menu. In order to increase customer frequency, we have assembled a research and development product pipeline designed to generate four to six product introductions annually.

     The first quarter of fiscal 2007 included a successful Spring promotion with an LTO of St. Louis-style sparerib and fish combinations, featuring either beer-battered cod or sweet and sassy grilled salmon, a beer-battered cod sandwich and platter, as well as existing menu items: a catfish fingers appetizer and sweet and sassy salmon platter. Our Summer promotion featured combinations of our St. Louis-style ribs, brisket and pork all together on the “U.S. of BBQ” platter. Our Fall promotion, which was our most successful promotion to date, consisted of Memphis-style dry rub baby-back ribs and our fall sandwich offering, called “BBQ Buddies,” which featured four mini sandwiches with four different BBQ items – Georgia Chopped Pork, Texas Beef Brisket, Pulled Chicken BBQ and Hot Link Sausage. These two menu items performed so well that they will be introduced as permanent items when we update our menu in June 2008.
     Our 2008 Spring promotion consisted of BBQ skewered shrimp available as an appetizer, entrée platter, or a sandwich combined with our hot-link sausage or combined with a slab of our award-winning ribs.
     Human Resources and Training – We believe that a key component of the success of our concept rests with our ability to hire, train and motivate and retain qualified employees, whom we refer to as our “Associates,” at all levels of our organization. As a result, we place a great deal of importance on our Human Resource and Training Departments, which take active roles in improving performance in our restaurants and strive to achieve an exceptional working environment for our Associates. In October of 2007, and as a result of our efforts, we were honored by the National Restaurant Association Educational Foundation and Nation’s Restaurant News with the “Spirit” Award for excellence in hiring, training, development, recognition and retention.
     We are a performance-based organization committed to recognizing and rewarding performance at all levels of the organization.  Our compensation is part of a total rewards program, and is benchmarked closely against the industry. Our total rewards program includes health and welfare coverage, 401(k) and non-qualified deferred compensation plans offering a company match, and base pay and incentive programs developed to maintain our competitive position. We are pleased with our progress in retention as Management and hourly Associate turnover has been maintained at or below industry averages. Our Management turnover for fiscal 2007 was approximately 20% and Associate turnover was approximately 86% in our restaurants. During fiscal 2007, our Human Resource Department focused on the selection and retention of superior talent through programs in succession planning, talent management, safety and risk reduction, organizational development and training.
     In the Training and Development arena, we conduct a number of training courses for both restaurant Manager and Multi-Unit Manager levels in an effort to create defined career paths for our Associates at these levels.  We also offer training courses for both Corporate Management and Franchise Partners.  During fiscal 2008, our courses will focus on core competencies and opportunities for success.  The curriculum will include food safety and alcohol awareness; food execution and quality; human resource skills and restaurant supervision.
     Our leadership development program, entitled “Good to Great”, has been instrumental in assessing and training Associates with leadership potential at all levels of our organization and we will continue this program in 2008. This program includes strength coaching, people, sales and profit presentations, financial education, and networking opportunities with our Executive Team. Our focus for our most recent General Manager Workshop in early 2008 was “Making it Famous: An Unrelenting Focus on the Guest”. This year featured sessions on such diverse topics as grassroots marketing, risk prevention, operational areas of focus and flavor profiles. Participants include all company-owned restaurant General Managers and Area Directors along with most of our franchise-operated restaurant General Managers and Multi-Unit Operators. In addition to providing leadership training, we provide individualized training and strength coaching opportunities to all of our Support Center Associates.

     We strive to instill enthusiasm and dedication in our Associates and regularly solicit suggestions concerning our operations and endeavors in an attempt to be responsive to their concerns. In addition, we have numerous programs designed to recognize and reward our Associates for outstanding performance. Our President’s Club program rewards General Managers for accomplishments in many areas directly related to great restaurant operations, such as sales growth, operating results, safety programs, internal promotions, retention and increased Guest satisfaction scores.  During fiscal 2007, over 60% of our General Managers attained the President’s Club designation.  During fiscal 2007, we continued our Smokin’ Superstar program to recognize Support Center contributions towards the operational success of the organization. Two Support Center Associates were recognized by both the Company and Franchise operation’s teams for their outstanding service and support.
     During fiscal 2008, Human Resources will focus on excellence in service to both Company and Franchise Operation teams by implementing new technologies in recruiting, benefits administration, and a time management system for operations that is linked to payroll. Training will focus on increasing hospitality and Guest service across company-owned and franchise-operated restaurants by continuing to conduct Famous Food Workshops. Additionally, Training will be introducing a Famous Hospitality and Bar Workshop that will focus on all aspects of Famous Hospitality and Guest Service along with an increased focus on bar standard operating procedures.
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
     All General Managers must complete a seven-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and Associate relations. We have prepared operations’ manuals relating to food and beverage quality and service standards. New Associates participate in training under the close supervision of our Management. Each General Manager reports up through an Area Director, who manages from four to nine restaurants, depending on the region. Our Area Directors have all served as General Managers, either for Famous Dave’s or for other restaurants, and are responsible for ensuring that operational standards are consistently applied in our restaurants, communication of company focus and priorities, and supporting the development of restaurant management teams. In addition to the training that the General Managers are required to complete as noted above, our Area Directors receive additional training through Area Director workshops that focus specifically on managing multiple locations, planning, time management, staff and management development skills.
     We also have a Director of Operations position, with currently two Directors of Operations. Each of these directors are responsible for half of the company-owned restaurants which allows us to have our operations’ leadership closer to the day-in and day-out business of our restaurants, thus creating a smaller span of control for each Director of Operations. The Directors of Operations assist in the professional development of our Area Directors and General Managers as we prepare for additional company-owned growth. They are also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits.

     Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each restaurant has approximately 40 to 60 Associates.
     Off-Premise Occasions — Focus on Convenience – In addition to our lively and entertaining sit-down experience, we provide our guests with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave’s entrées and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. Also, the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive. During fiscal 2007, we saw continued success in our industry-leading off-premise sales, where approximately 33% of our restaurant sales in fiscal 2007 were derived from catering and “TO GO.” Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business.
     Catering continues to grow as more consumers and local businesses become aware of the portability of our product. In addition, each restaurant has a dedicated vehicle to fully support our catering initiatives. The demand for Famous Dave’s catering, which accounted for approximately 10% of our sales for fiscal 2007, continues to be strong. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants.
     “TO GO,” which accounted for approximately 23% of our restaurant sales for fiscal 2007, also continues to grow as an integral part of our overall business plan. Our restaurants have been designed specifically to accommodate a significant level of “TO GO” sales, including a separate “TO GO” entrance with prominent and distinct signage and for added convenience we separately staff the “TO GO” counter. This option enables Famous Dave’s to capture a greater portion of the growing convenience and flexibility of the “take-out” market and allows consumers to “trade within our brand,” when dining in isn’t always an option. We pursue efforts to increase awareness of “TO GO” in all company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants.
     Customer Satisfaction – We believe that we achieve a significant level of repeat business by providing high-quality food, efficient friendly service, and warm caring hospitality in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the purposeful hiring, training and supervision of personnel and the establishment of, and adherence to, high standards of performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms. We diligently monitor the guest experience through the use of an interactive voice response (IVR) guest feedback system to ensure that our system is producing desired results. We also utilize an OSAT overall satisfaction system which measures overall guest satisfaction using a rating scale of 1 to 5. The company rating is based on the number of responses that give the highest rating of five. During 2007, we saw continued improvement in guest satisfaction scores through these monitoring programs.
     Value Proposition and Guest Frequency – We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.00 to $21.00 resulting in a per person average of $13.59 during fiscal 2007. Lunch checks averaged $11.85 during fiscal 2007 and dinner checks averaged $14.79 during fiscal 2007. We believe that constant and exciting new product introductions, offered for a limited period of time, will help drive new, as well as infrequent guests into our restaurants for additional meal occasions. We have a fully-equipped test kitchen at our corporate headquarters. This facility allows us to create new menu selections, prepare and test LTOs and further refine our recipe books and preparation techniques.

Marketing and Promotion
     We believe that Famous Dave’s is the category-defining brand in barbecue.  Specializing in a unique and distinctive brand of grilled, smoked, and southern style food, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. During fiscal 2008, we will continue to leverage our brand position.  We have a system-wide public relations and marketing fund.  All company-owned, and those franchise-operated restaurants with agreements signed after December 17, 2003, are required to contribute 1.0% of net sales to this fund.  During fiscal 2007, company-owned restaurants spent approximately 3.5% of net restaurant sales on marketing and advertising, with 1.0% dedicated to the development of advertising and promotional materials and programs designed to create brand awareness in the markets within which we operate. The marketing team working with our advertising agency is responsible for the advertising, promotion, creative development, branding and media-buying for Famous Dave’s. In addition to the traditional marketing and publicity methods, Famous Dave’s uses marketing efforts that include: television, cable, radio and outdoor billboards.
     We are also creating awareness for the Famous Dave’s brand through product and brand licensing arrangements that extend our barbeque sauces, seasonings, rubs, marinades and other items in retail outlets across the United States.  This retail distribution allows consumers to enrich their at-home barbeque experiences with Famous Dave’s bold and zesty flavors.
     Advertising isn’t the only vehicle we use to build awareness of the Famous Dave’s brand.  Annually, our “Rib Team” competed in scores of events and festivals nationwide.  This team travels the country, participating in contests and festivals to introduce people to our brand of barbeque and build brand awareness in a segment largely defined by independents. Since inception, we have received over 300 awards. Our “Rib Team’s” most notable awards in 2007 were both the “Critic’s Choice” Award and “People’s Choice” Award at the “Best of the West” barbeque festival in Reno, Nevada, an invitation-only competition that we attended for the third time. Other awards included “People’s Choice” and “Critic’s Choice” at the Columbus, Ohio Ribfest. We have also received various concept awards of which we are very proud, including the “Spirit Award” from the National Restaurant Association Educational Foundation and Nation’s Restaurant News.

     The strategic focus in 2008 for marketing and promotion remains the same – to be the category–defining brand in BBQ, create more competitive distinction, and continue to strengthen the perception of value in the consumer’s mind.
Growth Strategy
     We believe that the barbeque segment of the casual dining niche of the restaurant industry offers strong growth opportunities, and we see no impediments to our growth on a geographical basis. Our geographical concentration as of December 30, 2007 was 48% Midwest, 22% South, 18% West and 12% Northeast. We are located in 35 states and plan to add a 36th state, Oregon, during fiscal 2008. During fiscal 2008, we plan to open up to 6 company-owned restaurants with total new restaurant openings in the range of 20-25. The key elements of our long-term growth strategy include the following:
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
     We have a real estate site selection model to assess the quality and sales potential of new locations. This process involves extensive consumer research in our existing restaurants captured in a guest profile, which is updated on an annual basis. Each location is evaluated based on three primary sales drivers, which include: sales potential from the residential base (home quality), employment base (work quality), and retail activity (retail quality). Locations are also evaluated on their site characteristics which include seven categories of key site attributes, including but not limited to, access, visibility, and parking.
     We prepare an overall market development strategy for each market. The creation of this market strategy starts with identifying trade areas that align demographically with the guest profile. The trade areas are then assessed for viability and vitality and prioritized as initial, second tier, or future development. Since markets are dynamic, the market strategy includes a continual and ongoing assessment of all existing restaurant locations. If financially feasible, a restaurant may be relocated as the retail or residential focus of a trade area shifts.
     We anticipate using our new prototype concept for all future restaurants in order to streamline the development and expansion process. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our revolving line of credit.
     Franchise-Operated Restaurant Expansion – As of December 30, 2007, we had 143 signed franchise area development commitments that are expected to open over approximately the next seven years. We continue to expand our franchisee network throughout the United States. Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. The area development agreements generally range from 5 to 15 restaurants.
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
     Products on contract account for approximately 88% of our total purchases. Contracts for various items are negotiated throughout the year and prices are typically fixed for twelve months. On occasion, we will enter into short-term contracts in times when it is anticipated that near-term prices could decrease due to the volatility of commodity markets. For fiscal 2008, our pork contract is an annual contract, our poultry contract is for nine months from January to September, while our brisket contract is booked from January to July and our hamburger contract is from January to December 2008. Of our total purchases, pork is approximately 33%, poultry is approximately 12%, and beef, including hamburger and brisket, is approximately 9%. Our pork contract for 2008 resulted in an increase of approximately 1.2% compared to 2007. Poultry prices negotiated in January 2008 resulted in a price increase of approximately 12%. Our brisket and hamburger contract price remained essentially flat to the June – December 2007 timeframe. As a result of these newly renewed contracts, we are expecting that food costs as a percentage of sales will be 30-40 basis points higher for the first 5 months on 2008 over 2007’s percentage for the same timeframe. For the remainder of the year, we expect to minimize the impact from these higher costs by offering LTOs and bundling products with higher margins, in addition to taking a price increase in June.
     In fiscal 2007, our adult beverage sales as a percentage of dine-in sales were approximately 9%. We have determined that we have limited ability to grow the bar in the majority of our existing restaurants due to the fact that these restaurants have little to no designated bar, and some only serve beer and wine. Recent openings in fiscal 2007 of company-owned restaurants with a designated bar are averaging slightly higher adult beverage sales than our overall average.

     Our food manufacturers produce our products and our distributor’s warehouse and ship our products. Our primary broad line distributor accounts for approximately 85% of our total purchases. We believe that our relationships with our food manufacturers and distributors are excellent, and anticipate no interruption in the supply of product delivered by any of these companies. In the case of a potential supply disruption, however, we have focused on identifying alternative suppliers and methods to ensure that there is no disruption of product flow. We currently have secondary source suppliers for several items and continue to enhance this program. We believe we could obtain competitive products and prices on short notice from a number of alternative suppliers.
Information Technology
          Famous Dave’s recognizes the importance of leveraging information to support and extend our competitive position in the restaurant industry. We continue to invest in capabilities that not only provide secure and efficient operations, but also the ability to analyze data that describes our operations.
     We have implemented a suite of restaurant and support center systems which support operations by providing secure transactional functions (ordering, card processing, etc) and reporting at both the unit and support center level. Basic interfaces between Point-of-Sale (POS), labor management, inventory management, menu management, Associate screening/hiring and accounting systems provide the following operator and support center visibility:
•	Average daily guest check, by location, by server, by day part

•	Daily reports of revenue and labor (both current and projected)

•	Weekly reports of selected controllable restaurant expenses

•	Monthly reporting of detailed revenue and expenses
     Fiscal 2007 featured technology infrastructure upgrades to increase stability, performance, and ensure compliance with various external standards, most notably the Payment Card Industry (PCI) Data Security Standard. Upgrades for all company-owned restaurants included the hardware and updated version of the Micros POS, and the replacement of outdated telephone systems. Back-office solution implementation continued with a project to optimize the use of existing labor scheduling functionality. In addition, we continued to pursue food cost management functionality which can enhance our operations. Internally, the IT Department invested significant effort in developing a tool, processes, and a culture to provide increasingly efficient and organized service to support the expanding technology needs of our organization.
     The most significant technology infrastructure focus for 2008 is reducing the number of physical servers by combining them via server virtualization technology. This will reduce both the energy and labor needed to maintain computing resources while increasing reliability and stability. In addition, technology for a backup internet connection will be tested at strategically chosen restaurant locations.
     An increasingly analytic culture will be supported in 2008 via several application projects:
•
Existing corporate and franchise intranet resources will be transitioned to a portal that provides users with easier access to more information and a framework for future collaborative and analytic capabilities.

•
The main focus for back-office enhancements will be supply chain and food cost visibility through an operator friendly solution. Labor scheduling updates will significantly reduce the number of manual steps involved in hiring and maintaining Associates while increasing the accuracy of the related information.

•
Data generated by current and future systems will be evaluated and standardized in order to support more users in performing the cross-functional analysis which can identify previously undiscovered profit opportunities.

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

     At December 30, 2007, we had 39 ownership groups operating 120 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 143 franchise restaurants, were in place as of December 30, 2007. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. We continue to grow the franchise program for our restaurants and anticipate up to 19 additional franchise restaurants will open during fiscal 2008.
     As of December 30, 2007, we had franchise-operated restaurants in the following locations:

Number of Franchise-Operated
State	Restaurants
Arkansas	2
Arizona	5
California	8
Colorado	4
Connecticut	1
Florida	3
Georgia	4
Illinois	3
Indiana	3
Iowa	3
Kansas	3
Kentucky	1
Massachusetts	1
Michigan	9
Minnesota	9
Missouri	2
Montana	4
Nebraska	4
Nevada	2
New Hampshire	1
New Jersey	7
New York	4
North Dakota	2
Ohio	3
Pennsylvania	5
South Dakota	1
Tennessee	5
Texas	2
Utah	4
Washington	3
West Virginia	2
Wisconsin	10

Total	120
     During 2008, we plan to open restaurants in existing states and plan to add the state of Oregon.
     Our Franchise Department is made up of a Vice President of Franchise Operations who guides the efforts of four Franchise Business Consultants (“FBCs”). These four individuals have equal responsibility for supporting our franchisees geographically throughout the country. Our FBCs are a critical position for us as well as for our franchise community. FBCs manage the relationship between the franchisee and the franchisor and provide an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. The FBCs share best practices throughout the system and work to create a one-system mentality that benefits everyone. In addition, they ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the FBCs and the Support Center but are not required to do so.
     We make periodic inspections of our franchise-operated restaurants to ensure that the franchisee is complying with the same quality of service, operational excellence and food specifications that are found at our company-owned restaurants. We generally provide support as it relates to all aspects of the franchise operations including, but not limited to, store openings, operating performance, and human resource strategic planning.
     Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a monthly royalty of 5% of their net sales.
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
Seasonality
     Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt customer and Associate transportation to our restaurants.
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
Associates
     As of December 30, 2007, we employed approximately 2,800 Associates, of which approximately 300 were full-time. None of our Associates are covered by a collective bargaining agreement. We consider our relationships with our Associates to be good.
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
     It is our plan to open up to 20-25 restaurants in fiscal 2008, including up to six company-owned restaurants. There is no guarantee that any of our company-owned or franchise-operated restaurants will open when planned, or at all, due to the risks associated with pre-construction delays in the development of new restaurants, such as governmental approvals, the availability of sites, and the availability of capital, many of which are beyond our control. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.
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

     Many of our competitors have substantially greater financial, marketing and other resources than we do. Regional and national restaurant companies continue to expand their operations into our current and anticipated market areas. We believe our ability to compete effectively depends on our ongoing ability to promote our brand and offer high quality food and hospitality in a distinctive and comfortable environment. If we are unable to respond to, or unable to respond in a timely manner, the various competitive factors affecting the restaurant industry, our revenue and operating income could be adversely affected.
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
     Many factors may affect the costs associated with the development and construction of our restaurants, including landlord delays, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the project, and other unanticipated increases in costs, any of which could give rise to delays or cost overruns. We have realized pre-construction permitting and zoning delays that are outside of our control. If we are not able to develop additional restaurants within anticipated budgets or time periods, our business, financial condition, results of operations and cash flows could be adversely affected.
The Restaurant Industry is Subject to Extensive Government Regulation That Could Negatively Impact Our Business.
     The restaurant industry is subject to extensive state and local government regulation by various government agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the preparation and sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards, minimum wage requirements, workers’ compensation and citizenship requirement. Due to the fact that we offer and sell franchises, we are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. We may also be subject in certain states to “dram-shop” statutes, which provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
     Any change in the current status of such regulations, including an increase in Associate benefits costs, any and all insurance rates, or other costs associated with Associates, could substantially increase our compliance and labor costs. Because we pay many of our restaurant-level Associates rates based on either the federal or the state minimum wage, increases in the minimum wage would lead to increased labor costs. In addition, our operating results would be adversely affected in the event we fail to maintain our food and liquor licenses. Furthermore, restaurant operating costs are affected by increases in unemployment tax rates and similar costs over which we have no control.
We Are Subject to the Risks Associated With the Food Services Industry, Including the Risk That Incidents of Food-borne Illnesses or Food Tampering Could Damage Our Reputation and Reduce Our Restaurant Sales.
     Our industry is susceptible to the risk of food-borne illnesses. As with any restaurant operation, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by third-party food suppliers and distributors outside of our control and/or multiple locations being affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise that could give rise to claims or allegations on a retroactive basis. Reports in the media of one or more instances of food-borne illness in one of our corporate-owned restaurants, one of our franchise-operated restaurants or in one of our competitor’s restaurants could negatively affect our restaurant sales, force the closure of some of our restaurants and conceivably have a national impact if highly publicized. This risk exists even if it were later determined that the illness had been wrongly attributed to the restaurant. Furthermore, other illnesses could adversely affect the supply of some of our food products and significantly increase our costs. A decrease in guest traffic as a result of these health concerns or negative publicity could materially harm our business, results of operations and financial condition.
Our Ability to Exploit Our Brand Depends on Our Ability to Protect Our Intellectual Property, and If Any Third Parties Make Unauthorized Use Of Our Intellectual Property, Our Competitive Position and Business Could Suffer.
     We believe that our trademarks and other intellectual proprietary rights are important to our success and our competitive position. Accordingly, we have registered various trademarks and make use of various unregistered marks. However, the actions we have taken or may take in the future to establish and protect our trademarks and other intellectual proprietary rights may be inadequate to prevent others from imitating our products and concept or claiming violations of their trademarks and proprietary rights by us. Although we intend to defend against any improper use of its marks to the fullest extent allowable by law, litigation related to such defense, regardless of the merit or resolution, may be costly and time consuming and divert the efforts and attention of our management.

Our Financial Performance is Affected By Our Ability to Contract with Reliable Suppliers At Competitive Prices.
     In order to maximize operating efficiencies, we have entered into arrangements with food manufacturers and distributors pursuant to which we obtain approximately 88% of the products used by the Company, including pork, poultry and beef. We believe that our relationships with our food manufacturers and distributors are excellent, anticipate no interruption in the supply of product delivered by these companies, and have arrangements with several secondary suppliers in the case of a potential supply disruption. Although we may be able to obtain competitive products and prices from alternative suppliers, an interruption in the supply of products delivered by our food suppliers could adversely affect our operations in the short term.
Pursuant to its Authority to Designate and Issue Shares of Our Stock as it Deems Appropriate, Our Board of Directors May Assign Rights and Privileges to Currently Undesignated Shares Which Could Adversely Affect the Rights of Existing Shareholders.
     Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 7, 2008, we had 9,631,275 shares of common stock outstanding.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. Our current restaurant prototype is approximately 6,000 square feet in size and represents a consistent brand image across all markets while still allowing for new construction and the renovation of pre-existing restaurants. We opened four company-owned restaurants in fiscal 2007: Fredericksburg, Virginia opened in September 2007, Owings Mills, Maryland and Bolingbrook, Illinois opened in November 2007, and Oswego, Illinois opened in December 2007. We expect to open up to six additional company-owned restaurants during fiscal 2008.
     Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 1 to 40 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales. We have three sublease arrangements with a franchisee. These leases are our responsibility, but we have offered them to our franchisee on substantially equal terms to the original leases.

     Our executive offices are currently located in approximately 26,000 square feet in Minnetonka, Minnesota, under a lease that terminates in August 2013, with two five-year renewal options. The minimum annual rent commitment remaining over the lease term is approximately $4.3 million. We believe that our current restaurant properties will be suitable for our needs and adequate for operations for the foreseeable future. We also believe that our corporate office leased space is adequate for our operations for the foreseeable future.

     The following table sets forth certain information about our existing company-owned restaurant locations, as of December 30, 2007, sorted by opening date:

		Square	Interior	Owned
	Location	Footage	Seats	or Leased	Date Opened
1	Roseville, MN (5)	4,800	105	Leased	June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased	September 1996
3	Maple Grove, MN(3)	6,100	146	Leased (1)	April 1997
4	Highland Park (St. Paul, MN) (5)	5,200	125	Leased	June 1997
5	Stillwater, MN	5,200	130	Leased (1)	July 1997
6	Apple Valley, MN (5)	3,800	90	Leased (1)	July 1997
7	Forest Lake, MN (5)	4,500	100	Leased	October 1997
8	Minnetonka, MN	5,500	140	Owned (2)	December 1997
9	Plymouth, MN (5)	2,100	49	Owned (4)	December 1997
10	West St. Paul, MN (5)	6,800	140	Leased	January 1998
11	West Des Moines, IA	5,700	150	Leased	April 1998
12	Des Moines, IA	5,800	150	Leased	April 1998
13	Naperville, IL	5,500	170	Leased	April 1998
14	Cedar Falls, IA	5,400	130	Leased	September 1998
15	Bloomington, MN	5,400	140	Leased	October 1998
16	Woodbury, MN	5,900	180	Owned (2)	October 1998
17	Lincoln, NE	6,200	185	Owned (4)	December 1999
18	Columbia, MD	7,200	270	Leased	January 2000
19	Annapolis, MD	6,800	219	Leased	January 2000
20	Frederick, MD	5,600	180	Leased	January 2000
21	Woodbridge, VA	6,000	219	Leased	January 2000
22	Vernon Hills, IL	6,660	222	Leased	February 2000
23	Addison, IL	5,000	135	Owned (4)	March 2000
24	Lombard, IL	6,500	233	Leased	July 2000
25	North Riverside, IL	4,700	150	Leased	August 2000
26	Sterling, VA	5,800	200	Leased	December 2000
27	Carpentersville, IL	6,000	191	Leased	February 2001
28	Oakton, VA	4,400	184	Leased	May 2001
29	Laurel, MD	5,200	165	Leased	August 2001
30	Palatine, IL	9,100	249	Leased	August 2001
31	Richmond I (Richmond, VA)	5,400	180	Owned (2)	December 2001
32	Gaithersburg, MD	5,000	170	Leased	May 2002
33	Richmond II (Richmond, VA)	5,200	158	Owned (2)	June 2002
34	Orland Park, IL	5,400	158	Leased	June 2002
35	Tulsa, OK	4,700	180	Owned	September 2002
36	Virginia Commons, VA	5,600	186	Owned (2)	June 2003
37	Chantilly, VA	6,400	205	Leased	January 2006
38	Florence, KY	5,900	217	Leased	January 2006
39	Waldorf, MD	6,600	200	Leased	June 2006
40	Coon Rapids, MN	6,300	160	Owned (4)	December 2006
41	Fredericksburg, VA	6,500	219	Leased	September 2007
42	Owings Mills, MD	6,700	219	Leased	November 2007
43	Bolingbrook, IL	6,600	219	Leased	November 2007
44	Oswego, IL	6,600	219	Leased	December 2007

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.

(2)	Restaurant is subject to a mortgage.

(3)	Restaurant was converted in October 2005 from counter-service to full-service and its square footage and interior seat counts were increased.

(4)	Restaurant land and building is owned by the Company.

(5)	Counter service restaurant

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 30, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Market Information
     Our common stock has traded on the Nasdaq Global Market (periodically on the NASDAQ National Market SM ) under the symbol DAVE since July 24, 1997. The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on the NASDAQ Global Market SM:

	2007		2006
Period	High	Low	High	Low
1st Quarter	$19.33	$16.21	$13.99	$11.10
2nd Quarter	$23.37	$17.27	$16.00	$12.80
3rd Quarter	$23.09	$15.58	$15.34	$12.17
4th Quarter	$18.14	$11.03	$17.24	$14.34
     Holders
     As of March 7, 2008, we had approximately 370 shareholders of record and an estimated 5,400 beneficial shareholders.
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
     Securities Authorized for Issuance under Equity Compensation Plans
     The Company maintains the 1995 Stock Option and Compensation Plan (the “Management Plan”), the 1997 Employee Stock Option Plan (the “Employee Plan”), the 1998 Director Stock Option Plan (the “Director Plan”) and the 2005 Stock Incentive Plan (the “2005 Plan”). We have also granted stock incentives outside of these equity compensation plans in limited situations. The Management Plan prohibits the granting of incentives after December 29, 2005, the tenth anniversary of the date the Management Plan was approved by the Company’s shareholders. Similarly, the Employee Plan prohibits the granting of incentives after June 24, 2007, the tenth anniversary of the date the Employee Plan was approved by the Company’s board of directors. As such, no further grants of incentives may be made under the Management Plan or the Employee Plan. Nonetheless, the Management Plan and the Employee Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.
     The purpose of the Director Plan is to encourage share ownership by Company directors who are not employed by the Company in order to promote long-term shareholder value through continuing ownership of the Company’s common stock. The Director Plan prohibits the granting of incentives, after

June 10, 2008, the tenth anniversary of the date of Director Plan was approved by the Company’s shareholders. As such, no further grants may be made under the Director Plan after such date.
     The purpose of the 2005 Plan, which was approved by the Company’s shareholders at the May 2005 annual shareholders meeting, is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate associates (including officers), certain key consultants and directors of the Company.
     The Management Plan, the Director Plan and the 2005 Plan have each been approved by the Company’s shareholders. The Employee Plan was not submitted for approval to the Company’s shareholders. The following table sets forth certain information as of December 30, 2007 with respect to the Management Plan, the Employee Plan, the Director Plan and the 2005 Plan.

				Number of Securities
				Remaining Available for
	Number of Securities		Weighted-	Future Issuance Under
	to be Issued Upon		Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options		Outstanding	Securities Reflected in
	Warrants and Rights		Options	Column (A))
Plan Category	(A)		(B)	(C)
Equity compensation plans approved by shareholders:
1995 Stock Option and Compensation Plan	167,556	(1)	$5.23	-0-
1998 Director Stock Option Plan	180,500		$5.77	19,500
2005 Stock Incentive Plan	75,800	(1)	$10.98	329,400

TOTAL	423,856		$5.74	348,900

Equity compensation plans not approved by shareholders:
1997 Employee Stock Option Plan	223,273	(1)	$4.85	-0-

TOTAL	647,129		$5.57	348,900

(1)
Includes stock options and shares reserved for issuance under the Company’s existing Performance Share Programs: 56,056 shares under the Management Plan, 126,113 shares under the Employee Plan and 65,800 shares under the 2005 Plan.

Stock Performance Graph
     The Securities and Exchange Commission requires that the Company include in this Form 10-K, a line-graph presentation comparing the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by the Company. The following presentation compares the Company’s common stock price for the period from December 29, 2002 through December 30, 2007, to the S&P 500 Stock Index and to the S&P Small Cap Restaurant Index.
     The Company has elected to use the S&P Small Cap Restaurant Index in compiling its stock performance graph because it believes the S&P Small Cap Restaurant Index represents a comparison to competitors with similar market capitalization to the Company.
     The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and the S&P Small Cap Restaurant Index was $100 on December 29, 2002, and that any dividends paid were reinvested in the same security.

Comparison of Five-Year Cumulative Total Return
Among Famous Dave’s Of America, Inc., The S&P 500 Index,
And The S&P Small Cap Restaurant Index

Total Return Analysis	12/29/2002	12/28/2003	1/2/2005	1/1/2006	12/31/2006	12/30/2007
Famous Dave’s of America	$100.00	$166.29	$429.16	$379.36	$555.06	$433.21
S&P Small Cap Restaurants	$100.00	$142.92	$174.51	$178.01	$197.15	$143.44
S&P 500	$100.00	$127.39	$143.92	$150.99	$174.64	$184.50

Source:	CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks
PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On May 9, 2006, our Board of Directors adopted a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock. The plan authorized us to purchase shares from time-to-time in both the open market or through privately negotiated transactions. Repurchases have been funded from the Company’s available working capital and through sources such as the Company’s credit facility.
     As of December 31, 2006, we had completed the purchase of 611,430 shares under this plan at an average market price of $15.20, excluding commissions. We repurchased the remaining 388,570 shares under this plan between January 1 and September 30, 2007, at an average market price of $19.28, excluding commissions. All share repurchases under this plan were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.
     On September 27, 2007, our Board of Directors adopted a further stock repurchase plan that authorized the repurchase of up to an additional 1.0 million shares of our common stock. The plan authorized us to purchase shares from time-to-time in both the open market or through privately negotiated transactions. We expect to fund repurchases from the Company’s available working capital and through sources such as the Company’s credit facility.

     As of December 30, 2007, we had repurchased 482,000 shares under this program for approximately $6.9 million, or an average market price per share of $14.38, excluding commissions. All share repurchases under this plan were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.
     The following table includes information about our share repurchases for the fourth quarter ended December 30, 2007.

			Total Number of	Maximum Number
			Shares	(or Approximate Dollar
	Total		(or Units)	Value) of Shares
	Number of	Average	Purchased as Part	(or Units)
	Shares	Price Paid	of Publicly	that May Yet be
	(or Units)	per Share(1)	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
Month #10 (October 1, 2007 – October 28, 2007)	-0-	$—	-0-	1,000,000
Month #11 (October 29, 2007 – November 25, 2007)	286,852	$14.91	286,852	713,148
Month #12 (November 26, 2007 – December 30, 2007)	195,604	$13.60	482,456	517,544

(1)	Excluding Commissions
ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of and for the fiscal years ended December 30, 2007 (fiscal year 2007), December 31, 2006 (fiscal year 2006), January 1, 2006 (fiscal year 2005), January 2, 2005 (fiscal year 2004) and December 28, 2003 (fiscal year 2003) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR	2007	2006	2005	2004 (1)		2003
($’s in 000’s, except per share data and average weekly sales)
STATEMENTS OF OPERATIONS DATA
Revenue	$125,873	$116,621	$102,354	$99,325		$97,740
Asset impairment and estimated lease termination and other closing costs (2)	$(596)	$(1,136)	$—	$—		$(4,238)
Income (loss) from operations	$10,436	$9,243	$8,735	$7,437		$(193)
Equity in loss of unconsolidated affiliate (3)	$—	$—	$—	$—		$(2,155)
Income tax (expense) benefit	$(3,100)	$(2,737)	$(2,719)	$(1,922)		$1,647
Net income (loss)	$6,070	$4,954	$4,425	$3,538		$(2,666)
Basic net income (loss) per common share	$0.61	$0.47	$0.41	$0.30		$(0.23)
Diluted net income (loss) per common share	$0.59	$0.46	$0.40	$0.29		$(0.23)

BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$1,538	$1,455	$4,410	$11,170		$9,964
Total assets	$73,942	$65,859	$67,426	$71,761		$73,767
Long-term debt less current maturities(4)	$11,693	$13,025	$16,374	$16,840		$17,276
Total shareholders’ equity	$30,400	$36,171	$38,194	$43,757		$47,104

OTHER DATA
Number of restaurants open at year end:
Company-owned restaurants	44	41	38	38		38
Franchise-operated restaurants	120	104	88	66		54

Total restaurants	164	145	126	104		92

Company-owned comparable store Sales increase (decrease) (5)	2.1%	2.9%	2.1%	1.1	%(6)	(3.0)%

Average weekly sales:
Company-owned restaurants	$50,385	$47,894	$45,072	$44,164		$42,491
Franchise-operated restaurants	$56,729	$58,334	$55,011	$51,538		$47,400

(1)	Fiscal 2004 consisted of 53 weeks. Fiscal 2007, 2006, 2005, and 2003 all consisted of 52 weeks.

(2)
Fiscal 2007 reflects impairment charges associated with one restaurant that is still operating. Fiscal 2006 reflects impairment charges associated with one restaurant and land held for sale one of which was subsequently sold. The other of which continues to operate. Fiscal 2003 charges reflect impairment and restructuring costs associated with five restaurants: two of which were subsequently sold, two of which were subsequently closed, and one that was fully impaired, but still operating.

(3)
Represents our 40% unconsolidated interest in a joint venture. Fiscal 2003 expenses represent operating losses and transaction costs related to our divestiture. We have no further obligation regarding this joint venture.

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
Overview
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 30, 2007, there were 164 Famous Dave’s restaurants operating in 35 states, including 44 company-owned restaurants and 120 franchise-operated restaurants. An additional 143 franchise restaurants were committed to be developed through signed area development agreements at December 30, 2007.
     Fiscal Year – Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Fiscal 2007, Fiscal 2006 and Fiscal 2005, which ended on December 30, 2007, December 31, 2006 and January 1, 2006, respectively, consisted of 52 weeks.
     Basis of Presentation – The financial results presented and discussed herein reflect our results and the results of our wholly-owned and majority-owned consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
     Application of Critical Accounting Policies and Estimates – The following discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Our Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included herein.

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
     Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a monthly royalty of 5% of their net sales.
     Franchise-related revenue for fiscal 2007 was approximately $17.0 million, a 9.1% increase compared to franchise-related revenue of approximately $15.6 million for the same period in fiscal 2006, reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 13.9%, reflecting the annualization of franchise restaurants that opened in fiscal 2006 in addition to the franchise-operated restaurants that opened during fiscal 2007. During fiscal 2007, 18 franchised-operated restaurants opened, 3 closed and one was sold to a franchisee. There were 120 franchise-operated restaurants open at December 30, 2007, compared to 104 at December 31, 2006. Up to 19 franchise restaurants are anticipated to open throughout fiscal 2008.
     Asset Impairment and Restructuring Charges – In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. During fiscal 2007, we recorded an asset impairment charge of approximately $596,000 in the fourth quarter, the majority of which, was for an underperforming company-owned restaurant in the Chicago, Illinois market. This impairment charge reflects the non-cash write-down of the net book value of the assets of that restaurant. We also eliminated the deferred rent for this location for approximately $184,000 since we do not expect to execute lease option renewals. In 2006, we recorded an asset impairment charge for the non-cash, write-down of the net book value of the assets of approximately $502,000 for an underperforming company-owned restaurant in the Chicago, Illinois market that closed on July 28, 2006. We sublease the real property on which the closed restaurant is located under a lease that expires in November 2010. We also recorded an additional charge of approximately $332,000, which included estimated lease termination costs, net of deferred rent, and other closure costs. We are currently marketing this restaurant for sub-lease and as of December 30, 2007, and have a balance of approximately $171,000 in the reserve for this location. In 2006, we also consummated the sale of a restaurant that had been previously closed. This location had been previously impaired to $1.3 million and then subsequently written down to its sale price of $1.0 million in 2006.
     Lease Accounting – In accordance with SFAS No. 13, Accounting for Leases, we recognize lease expense for our operating leases over the entire lease term including lease renewal options where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectibility is considered probable, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance. We record rent expense during the build-out period and classify this expense as pre-opening expenses in our consolidated statements of operations.
Results of Operations
     Revenue – Our revenue consists of four components: company-owned restaurant sales, franchise-related revenues from royalties and franchise fees, licensing revenue from the retail sale of our sauces and rubs, and other revenue from the opening assistance we provide to franchise partners. We record restaurant sales at the time food and beverages are served. We record sales of merchandise items at the time items are delivered to the customer. We have detailed below our revenue recognition policies for franchise and licensing agreements. Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a monthly royalty of 5% of their net sales.
     We have a licensing agreement for our retail products, the initial term of which expires in April 2010 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels.

     Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training and décor installation services. The cost of these services is billed to the respective franchisee, is recorded as other income, and is generally payable on a net 30-day terms.
     Costs and Expenses – Restaurant costs and expenses include food and beverage costs, operating payroll, associate benefits, restaurant level supervision, occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first 12-14 weeks of operation. As restaurant Management and Associates gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.
     General and Administrative Expenses – General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, bonuses, Associate benefits, legal fees, accounting fees, consulting fees, travel, rent, and general insurance are major items in this category. We record expenses for Managers in Training (“MITs”) in this category for approximately six weeks prior to a restaurant opening. We also provide franchise services, the revenue of which are included in other revenue and the expenses of which are included in general and administrative expenses.
     The following table presents items in our consolidated statements of operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years (3):

	2007	2006	2005
Food and beverage costs (1)	30.1%	30.4%	30.6%
Labor and benefits (1)	30.3%	30.0%	29.3%
Operating expenses (1)	25.6%	25.3%	25.0%
Depreciation & amortization (restaurant level) (1)	4.2%	3.9%	4.4%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%
General and administrative (2)	12.4%	13.2%	13.1%
Asset impairment and estimated lease termination and other closing costs (1)	0.6%	1.1%	—
Pre-opening expenses & net loss on disposal of property (1)	1.5%	0.8%	0.1%
Total costs and expenses (2)	91.7%	92.1%	91.5%
Income from operations (2)	8.3%	7.9%	8.5%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted to net losses of $60,000, $7,000, and $48,000, respectively in fiscal years 2007, 2006, and 2005. Our Rib Team travels around the country introducing people to our brand of barbeque and builds brand awareness.

Fiscal Year 2007 Compared to Fiscal Year 2006
     Total Revenue – Total revenue of approximately $125.9 million for fiscal 2007 increased approximately $9.3 million or 7.9% over total revenue of approximately $116.6 million for fiscal 2006. Fiscal 2007 and fiscal 2006 both consisted of 52 weeks.
     Restaurant Sales – Restaurant sales were approximately $107.8 million for fiscal 2007 and approximately $100.0 million for fiscal 2006. Fiscal 2007 sales results included the impact of four new company-owned restaurants opened during the year, and a comparable sales increase of 2.1%, primarily reflecting growth in off-premise sales from catering and TO-GO. Additionally the increase reflects a weighted average price increase during fiscal 2007 of approximately 1.5%. Fiscal 2006 sales reflected a 2.9% comparable sales growth, primarily from an increase in our catering and “TO GO” business, and the impact of weighted-average price increases equal to approximately 1.7%. Our category leadership in off-premise sales continues to strengthen, as catering and “TO GO” accounted for approximately 33.5% of sales in fiscal 2007, compared with approximately 32.6% of sales in fiscal 2006.
     Franchise-Related Revenue – Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue for fiscal 2007 was approximately $17.0 million, a 9.1% increase when compared to franchise-related revenue of approximately $15.6 million for the same period in fiscal 2006, reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurants’ net sales, increased 13.9% reflecting the annualization of franchise restaurants that opened in fiscal 2006 in addition to the net 15 new franchise restaurants opened during fiscal 2007. Fiscal 2007 included 5,654 franchise operating weeks, compared to 4,837 franchise operating weeks in fiscal 2006, representing an increase of approximately 16.9%. There were 120 franchise-operated restaurants open at December 30, 2007, compared to 104 at December 31, 2006.
     Licensing and Other Revenue – Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades, seasonings, and other items. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal 2007, the licensing royalty income was approximately $334,000 compared to approximately $279,000 for fiscal 2006. During fiscal 2008, as a result of continued growth in our restaurant base and expanded markets, we expect to see licensing revenue increase slightly compared to fiscal 2007 levels.
     Other revenue for fiscal 2007 was approximately $678,000, compared to approximately $695,000 in fiscal 2006. The amount of other revenue has declined slightly due to a greater use in fiscal 2007 of other franchise associate trainers with the increased number of openings. The amount of other revenue is expected to remain essentially flat to fiscal 2007 based on the level of opening assistance we expect to provide for the up to 19 franchise openings planned for fiscal 2008.
     Same Store Net Sales – It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 18 months. At the end of fiscal 2007 and fiscal 2006, there were 38 and 37 restaurants, respectively, included in this base. Same store net sales for fiscal 2007 increased approximately 2.1%, compared to fiscal 2006’s increase of approximately 2.9%. We believe that the increase in same store net sales reflects the combination of our advertising initiatives, the success of our LTOs, weighted average price increases of approximately 1.5% for 2007, growth in off-premise sales from catering and “TO GO” and a focus on operational excellence and execution in our restaurants. Same store net sales for franchise-operated restaurants for fiscal 2007 decreased approximately 4.0%, compared to a decrease of approximately 1.6% for the prior year comparable period. Much of the decline in fiscal 2007 can be explained by weak regional economies. Restaurants in six states accounted for almost 80% of the decline of our franchise comps. Non-geographic factors affecting the decline reflect a number of franchise restaurants entering the comparable sales base that are still impacted by what we consider to be a longer than normal honeymoon period. Many of our restaurants open at much higher levels than other casual dining concepts and are still settling in even after 12 months. Almost two-thirds of the decline reflects new restaurants coming into the comparable sales base in which their 18 month sales number is compared to their 6 month sales number. For fiscal 2007 and fiscal 2006, there were 68 and 49 restaurants, respectively, included in franchise-operated comparable sales.
     Average Weekly Net Sales – The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2007 and fiscal 2006:

	Twelve Months Ended
	December 30,	December 31,
	2007	2006
Company-Owned	$50,385	$47,894
Full-Service	$52,326	$49,482
Counter-Service	$39,051	$38,887
Franchise-Operated	$56,729	$58,334
     Food and Beverage Costs – Food and beverage costs for fiscal 2007 were approximately $32.4 million or 30.1% of net restaurant sales compared to approximately $30.4 million or 30.4% of net restaurant sales for fiscal 2006. Results for fiscal 2007 reflect the favorable impact from the realization of vendor rebates of approximately $360,000 in the fourth quarter that had previously been given to the National Ad Fund, and favorable contract pricing for many of our core proteins. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.4%. We have determined that we are limited in our ability to “grow the bar” in the majority of our locations due to the fact that many of our locations have little to no designated bar, and some restaurants only have beer and wine licenses. Our recently opened company-owned restaurants have achieved rates slightly higher than our Company average for their adult beverage sales as a percentage of dine-in sales. Approximately 88% of our purchases are on contract. Pork represents approximately 33% of our total purchases, while chicken is approximately 12%, and beef is approximately 9%.
     We anticipate that food costs, as a percent of net restaurant sales, will be 30-40 basis points higher for the first five months of 2008 over the prior year comparable period. Our annual pork contract renewal extends through December 2008, and resulted in a 1.0% price increase for fiscal 2008. Our poultry contract pricing negotiated in January 2008 for January to September 2008, resulted in an increase of 12% for fiscal 2008 and our brisket contract which runs from January to July 2008 and hamburger which runs from January to December 2008, is essentially flat to 2007. For the remainder of the year, we expect to minimize the impact from these higher costs through rebates from food and beverage vendors that had previously gone to the National Ad fund, by offering LTOs and bundling products with higher margins, in addition to taking a price increase in June.
     Labor and Benefits – Labor and benefits at the restaurant level were approximately $32.7 million or 30.3% of net restaurant sales in fiscal 2007 compared to approximately $30.0 million or 30.0% of net restaurant sales in fiscal 2006. The increase in labor and benefits reflects higher labor costs, partially due to health insurance claims and increased management wages slightly offset by lower workers compensation insurance costs of $120,000. Also, higher labor costs were associated with opening four new company-owned restaurants late in fiscal 2007. For 2008, we expect labor and benefit costs as a percentage of net restaurant sales to increase slightly over 2007 levels primarily as a result of higher healthcare costs, periods of higher labor costs due to inefficiencies during the first 12-14 weeks of operation for our 2008 openings, in addition to increases in the federal, and various state minimum wage rates.
     Operating Expenses – Operating expenses for fiscal 2007 were approximately $27.5 million or 25.6% of net restaurant sales, compared to approximately $25.3 million or 25.3% of net restaurant sales for fiscal 2006. The increase in fiscal 2007 restaurant level operating expenses is primarily due to inefficiencies during the first 12-14 weeks from the four new restaurants opened late in fiscal 2007. In addition, restaurant operating expenses reflect costs associated with the hiring of new Managers in preparation for company-owned restaurant openings that were originally slated to open in the second and third quarters of 2007. During fiscal 2008, operating expenses as a percentage of net restaurant sales are expected to be relatively flat from the percentage for fiscal 2007.
     Depreciation and Amortization – Depreciation and amortization for fiscal 2007 was approximately $5.0 million, or 4.0% of total revenue, compared to approximately $4.4 million, or 3.8% of total revenue for fiscal 2006. The increase in depreciation and amortization expense as a percent of total revenue in fiscal 2007 compared to fiscal 2006 is primarily due to the recapture of depreciation from the reclassification of assets for two restaurants from an assets held for sale category to assets held and used, resulting in additional expense of approximately $371,000 in fiscal 2007. During fiscal 2008, depreciation and amortization is expected to increase from fiscal 2007 levels due to expected capital expenditures of approximately $17.5 million for new and existing company-owned restaurants and other infrastructure projects.
     General and Administrative Expenses – General and administrative expenses totaled approximately $15.6 million or 12.4% of total revenue in fiscal 2007 compared to approximately $15.4 million or 13.2% of total revenue in fiscal 2006. In fiscal 2007, general and administrative expenses included approximately $820,000, or $0.05 per diluted share, for stock-based compensation expense as related to our performance share programs, options expense from SFAS No. 123R, the issuance of shares to our Board of Directors for service during fiscal 2007, and our deferred stock unit plan. In fiscal 2006, general and administrative expenses included approximately $1.4 million for stock-based compensation expense, or $0.09 per diluted share. The departure of our CEO in December 2007 resulted in the recapture of approximately $920,000 in stock-based compensation. Excluding stock-based compensation expense, the percentage would have been 11.7% for fiscal 2007 and 11.9% for fiscal 2006. The decrease in the percentage excluding stock based compensation compared to prior year, primarily reflects the recapture of bonus related to our CEO who left the company in December, another position at the executive level that has remained open for the entire fourth quarter of 2007, in addition to other savings. During fiscal 2008, we expect general and administrative expenses, as a percentage of total revenue, to be flat to slightly lower than 2007 levels due to revenue leverage, in addition to G&A savings related to key executive positions that will remain open at least through the first quarter of fiscal 2008. At this time we do not know what the compensation will be for our new CEO in 2008, once hired, so the following information is only an estimate. We expect stock-based compensation to be approximately $1.3 million in fiscal 2008, as follows (in thousands):

Performance	Board of Directors	Unvested Stock
Shares	Shares	Options	Total
$920	$270	$85	$1,275

     Asset Impairment and Estimated Lease Termination and Other Closing Costs – During fiscal 2007, we recorded an asset impairment charge of approximately $569,000 for our Palatine, Illinois restaurant which included the write-down of its assets reflected in impairment and estimated lease termination and other closing costs. This impairment also resulted in a reduction in rent expense of approximately $185,000 reflected in operating expenses, for the write-off of the deferred rent balance for this location, as it was determined that lease option periods will not be executed. Additionally, we recorded a write-off of approximately $395,000 for a software development project that was determined to have no future value. This write-off is reflected in loss on disposal of property in the consolidated statements of operations. During fiscal 2006, we recorded lease termination and closing costs of approximately $1.1 million for the closure of our Streamwood, Illinois restaurant and the write-down of our Mesquite, Texas location to fair market value prior to its sale in December 2006.
     Pre-opening Expenses – During fiscal 2007, we had approximately $1.2 million in pre-opening expenses, including pre-opening rent, related to the opening of four company-owned restaurants in 2007 and pre-opening rent for a restaurant that opened in early fiscal 2008. Each restaurant will have pre-opening rent for approximately 16 weeks prior to opening, but this could vary based on their lease terms. We expect to open up to 6 company-owned restaurants in fiscal 2008, with total pre-opening expenses, including rent, of approximately $275,000 per restaurant.
     Loss on Early Extinguishment of Debt – During fiscal 2007, we repaid early, approximately $1.0 million in notes payable related to our Tulsa, Oklahoma company-owned restaurant which resulted in an approximate $12,000 non-cash charge to write-off deferred financing fees. On May 31, 2006, we elected to repay two notes early related to our Lincoln, Nebraska and Addison, Illinois company-owned restaurants, and paid approximately $3.0 million to retire the notes early.  This repayment resulted in a $148,000 non-cash charge to write-off deferred financing fees in the second quarter of fiscal 2006, which was essentially offset by interest savings from the date of the transaction through the end of fiscal 2006.
     Interest Expense – Interest expense totaled approximately $1.6 million or 1.3% of total revenue for fiscal 2007, compared to approximately $1.7 million or 1.5% of total revenue for fiscal 2006. This category includes interest expense for notes payable, financing lease obligations and a company match for deferrals made under our non-qualified deferred compensation plan. For fiscal 2008, we expect interest expense to be higher than fiscal 2007 levels due to the interest resulting from the use of our line of credit which had a balance of $13.0 million as of December 30, 2007.
     Interest Income – Interest income was approximately $293,000 and $331,000 for fiscal 2007 and fiscal 2006, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2008 interest income to decrease compared to fiscal 2007 levels due to lower cash balances with cash being utilized for the construction of up to six company-owned restaurants, our share buy-back program, and other general capital needs.
     Income Tax Expense – We recorded expense for income taxes during fiscal 2007 of approximately $3.1 million which compares to expense of approximately $2.7 million in fiscal 2006. We utilized approximately $2.4 million of federal and state net operating loss carry forwards in fiscal 2007 as compared to approximately $11.0 million in fiscal 2006. Utilization of federal net operating losses will be achieved through offsetting tax liabilities generated through earnings, increased by payments of current taxes to state authorities. We also utilized $1.3 million of general business credit carryforwards in fiscal 2007. We utilized no credit carryforwards in fiscal 2006. We had an effective tax rate of 33.8% for fiscal 2007 compared to 35.6% for fiscal 2006. The reduction in rate reflects the cumulative impact of an adjustment to permanent deductions that had not been utilized in prior years, the effects of a state income tax audit, and a prior year adjustment of the rate used to calculate deferred tax assets. We estimate a tax rate of 35.0% for fiscal 2008.

     Basic and Diluted Net Income Per Common Share – Net income for fiscal 2007 was approximately $6.1 million or $0.61 per basic common share on approximately 9,960,000 weighted average basic shares outstanding compared to net income of approximately $5.0 million or $0.47 per basic common share on approximately 10,453,000 weighted average basic shares outstanding for fiscal 2006.
     Diluted net income per common share for fiscal 2007 was $0.59 per common share on approximately 10,298,000 weighted average diluted shares outstanding compared to $0.46 per common share on approximately 10,801,000 weighted average diluted shares outstanding for fiscal 2006.
Fiscal Year 2006 Compared to Fiscal Year 2005
     Total Revenue – Total revenue of approximately $116.6 million for fiscal 2006 increased approximately $14.3 million or 13.9% over total revenue of approximately $102.4 million for fiscal 2005. Fiscal 2006 and fiscal 2005 both consisted of 52 weeks.
     Restaurant Sales – Restaurant sales were approximately $100.0 million for fiscal 2006 and approximately $89.2 million for fiscal 2005. Fiscal 2006 sales results included the impact of three new company-owned restaurants opened during the period and a comparable sales increase of 2.9%. In addition, there was a positive impact from a weighted average price increase during fiscal 2006 equal to approximately 1.7%. Fiscal 2005 sales reflected a 2.1% comparable sales growth, primarily from an increase in our catering and “TO GO” business, and the impact of weighted-average price increases equal to less than 2.0%. Fiscal 2005 sales results reflect the two-week closure of our Maple Grove, Minnesota location during the third quarter of fiscal 2005 for conversion from counter-service to full-service, which negatively impacted fiscal 2005 sales by approximately $100,000. Catering and “TO GO” accounted for approximately 32.6% of sales in fiscal 2006, compared with approximately 32.0% of sales in fiscal 2005.
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
     Licensing and Other Revenue – Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades, seasonings, and other items. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal 2006, the licensing royalty income was approximately $279,000 compared to approximately $285,000 for fiscal 2005. Other revenue for fiscal 2006 was approximately $695,000, compared to approximately $820,000 in fiscal 2005. The amount of other revenue declined due to a greater use in fiscal 2006 of other franchise associate trainers.
     Same Store Net Sales – It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 18 months. At the end of fiscal 2006 and fiscal 2005, there were 37 and 38 restaurants, respectively, included in this base. Same store net sales for fiscal 2006 increased approximately 2.9%, compared to fiscal 2005’s increase of approximately 2.1%. We believe that the increase in same store net sales reflects the combination of our advertising initiatives, the success of our LTOs, weighted average price increases of approximately 1.7% and a focus on operational excellence and execution in our restaurants. Same store net sales for franchise-operated restaurants for fiscal 2006 decreased approximately 1.6%, compared to a decrease of approximately 1.2% for the prior year comparable period. For fiscal 2006 and fiscal 2005, there were 49 and 36 restaurants, respectively, included in franchise-operated comparable sales.
     Average Weekly Net Sales – The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2006 and fiscal 2005:

	Twelve Months Ended
	December 31,	January 1,
	2006	2006
Company-Owned	$47,894	$45,072
Full-Service	$49,482	$46,114
Counter-Service	$38,887	$40,431
Franchise-Operated	$58,334	$55,011
     Food and Beverage Costs – Food and beverage costs for fiscal 2006 were approximately $30.4 million or 30.4% of net restaurant sales compared to approximately $27.3 million or 30.6% of net restaurant sales for fiscal 2005. Results reflect the impact of contract price decreases in our core proteins during fiscal 2006, in addition to our ability to leverage our menu and offset higher food costs through usage of our LTOs. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 10.0%. Approximately 86% of our purchases were on contract. Our annual pork contract renewal in October 2006 resulted in a 2.7% price decrease for fiscal 2007, our poultry contract pricing resulted in an increase of 4% represented for fiscal 2007 and our brisket contract had a 6% increase for a five month period that expired in May 2007. Pork represented 32% of our total purchases, while chicken represented 10%, and beef represented 10%.
     Labor and Benefits – Labor and benefits at the restaurant level were approximately $30.0 million or 30.0% of net restaurant sales in fiscal 2006 compared to approximately $26.2 million or 29.3% of net restaurant sales in fiscal 2005. The increase in labor and benefits reflected higher labor costs, partially due to a minimum wage increase in Maryland, higher labor costs associated with opening three new restaurants in fiscal 2006, in addition to higher workers’ compensation expense.
     Operating Expenses – Operating expenses for fiscal 2006 were approximately $25.3 million or 25.3% of net restaurant sales, compared to approximately $22.3 million or 25.0% of net restaurant sales for fiscal 2005. The increase in fiscal 2006 restaurant level operating expenses was primarily due to increased supplies expense from catering and “TO GO” sales, and increased utilities costs. Additionally, advertising expenses for fiscal 2006 were 3.5% of net restaurant sales compared to 3.2% in fiscal 2005, including 1.0% to the national advertising fund.
     Depreciation and Amortization – Depreciation and amortization for fiscal 2006 was approximately $4.4 million, or 3.8% of total revenue, compared to approximately $4.4 million, or 4.3% of total revenue for fiscal 2005. The decrease in depreciation and amortization expense as a percent of total revenue in fiscal 2006 compared to fiscal 2005 was primarily due to the closure of our Streamwood, Illinois restaurant, and the reclassification to assets held for sale.
     General and Administrative Expenses – General and administrative expenses totaled approximately $15.4 million or 13.2% of total revenue in fiscal 2006 compared to approximately $13.4 million or 13.1% of total revenue in fiscal 2005. In fiscal 2006, general and administrative expenses included approximately $1.4 million, or $0.09 per diluted share, for stock-based compensation expense as related to our performance share programs, options expense from the adoption of SFAS No. 123R, the issuance of shares to our Board of Directors for service during fiscal 2006 and our deferred stock unit plan. In fiscal 2005, general and administrative expenses included approximately $566,000 for stock-based compensation expense, or $0.03 per diluted share. Excluding stock-based compensation expense, the percentage would have been 12.0% for fiscal 2006 and 12.6% for fiscal 2005.
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
     Loss on Early Extinguishment of Debt – In fiscal 2006, we elected to repay two notes prior to their expiration, and paid approximately $3.0 million to retire the notes early.  This repayment resulted in a $148,000 non-cash charge to write-off deferred financing fees in the second quarter of fiscal 2006, which was essentially offset by interest savings from the date of the transaction through the end of fiscal 2006.
     Interest Expense – Interest expense totaled approximately $1.7 million or 1.5% of total revenue for fiscal 2006, compared to approximately $1.9 million or 1.9% of total revenue for fiscal 2005. This category includes interest expense for notes payable, financing lease obligations and a company match for deferrals made under our non-qualified deferred compensation plan.
     Interest Income – Interest income was approximately $331,000 and $270,000 for fiscal 2006 and fiscal 2005, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.
     Income Tax Expense – We recorded expense for income taxes during fiscal 2006 of approximately $2.7 million which compares to expense of approximately $2.7 million in fiscal 2005. We utilized approximately $11.0 million of federal and state net operating loss carry forwards in fiscal 2006 as compared to approximately $8.0 million in fiscal 2005. At December 31, 2006, we had a remaining deferred tax asset of approximately $3.9 million. We had an effective tax rate of 35.6% for fiscal 2006 compared to 38.0% for fiscal 2005. The lower effective tax rate was primarily due to a change in methodology in computing the overall state tax rate.
     Basic and Diluted Net Income Per Common Share – Net income for fiscal 2006 was approximately $5.0 million or $0.47 per basic common share on approximately 10,453,000 weighted average basic shares outstanding compared to a net income of approximately $4.4 million or $0.41 per basic common share on approximately 10,825,000 weighted average basic shares outstanding for fiscal 2005.
     Diluted net income per common share for fiscal 2006 was $0.46 per common share on approximately 10,801,000 weighted average diluted shares outstanding compared to $0.40 per common share on approximately 11,173,000 weighted average diluted shares outstanding for fiscal 2005.

Recently Issued Accounting Pronouncements
     On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for the Company as of December 31, 2007. There is expected to be no impact on the consolidated financial statements, as a result of the adoption of this pronouncement.
     On December 4, 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (SFAS 141(R)), and FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. These standards will impact us if we complete an acquisition or obtain minority interests after the effective date.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial statements.
Financial Condition, Liquidity and Capital Resources
     As of December 30, 2007, our Company held unrestricted cash and cash equivalents of approximately $1.5 million compared to approximately $1.5 million as of December 31, 2006. Our cash balance reflects net borrowings of $13.0 million, the use of approximately $14.2 million for the repurchase of common stock, including commissions, the purchases of property, equipment, and leasehold improvements for approximately $14.3 million, and early repayment of debt of $1.0 million. This was partially offset by cash generated from operations of approximately $13.0 million, and $1.8 million received for the sale of our Rogers, Arkansas restaurant to a franchisee.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.25 at December 30, 2007 compared to 0.37 at December 31, 2006. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to a balance of $13.0 million on our line of credit, at December 30, 2007, compared with no outstanding balance for the prior year.
     Net cash provided by operations for each of the last three fiscal years was approximately $13.0 million in fiscal 2007, $15.9 million in fiscal 2006, and $10.3 million in fiscal 2005. Cash generated in fiscal 2007 was primarily from net income of approximately $6.1 million, depreciation and amortization of approximately $5.0 million, the utilization of our deferred tax asset of approximately $1.8 million, an increase in stock-based compensation of approximately $838,000, an asset impairment of approximately $600,000 related to one company-owned location, and a loss on disposal of approximately $500,000. These increases were partially offset by an increase in accounts receivable of approximately $1.8 million due to 15 additional franchisees on a net basis since last year-end.
     Cash generated in fiscal 2006 was primarily from net income of approximately $5.0 million, depreciation and amortization of approximately $4.4 million, the utilization of our deferred tax asset of approximately $1.6 million, an increase in stock-based compensation of approximately $1.4 million, a $1.2 million increase in accrued compensation and benefits, an asset impairment of $1.2 million related to two company-owned locations, and an increase in accounts payable of approximately $1.4 million. These increases were partially offset by an increase in accounts receivable of approximately $672,000 due to 16 additional franchises on a net basis since last year-end.
     Cash generated in fiscal 2005 was primarily from net income of approximately $4.4 million, depreciation and amortization of approximately $4.4 million, and the utilization of our deferred tax asset of approximately $2.1 million. These increases were partially offset by an approximate $1.2 million increase in restricted cash, which includes amounts related to our national advertising fund, and approximately $528,000 related to our self-funded benefit plans and an increase in accounts receivable of approximately $1.1 million due to 22 additional franchisees on a net basis since last year-end.
     Net cash used for investing activities for each of the last three fiscal years was approximately $12.3 million in fiscal 2007, $7.0 million in fiscal 2006, and $5.7 million in fiscal 2005. In fiscal 2007, we used approximately $14.3 million primarily for the construction of our Fredericksburg Virginia, Oswego Illinois, Bolingbrook Illinois, Owings Mills Maryland and Alexandria Virginia restaurants and other infrastructure projects. This was partially off-set by proceeds of approximately $1.8 million from the sale of our Rogers Arkansas company-owned restaurant to a franchisee. In fiscal 2006, we used approximately $8.2 million primarily for the construction of our Waldorf Maryland and Coon Rapids Minnesota restaurants and other infrastructure projects. This was partially offset by approximately $900,000 in proceeds from the sale of property, plant, and equipment. In fiscal 2005, we used approximately $6.8 million for capital expenditures primarily related to the construction of our new Chantilly Virginia restaurant, the purchase of our Plymouth Minnesota restaurant, the purchase of land for a restaurant in Coon Rapids Minnesota, a new test kitchen, training center and office space, and POS and other computer equipment for use in the restaurants and at our corporate office. This was partially offset by proceeds from the sale of assets of approximately $636,000, and by payments received on notes receivable of approximately $457,000. In fiscal 2008, we expect capital expenditures to be approximately $17.5 million, which will consist of costs related to the construction of up to six new company-owned restaurants, a new back-of-the-house management system, and normal capital expenditures for existing restaurants.
     Net cash used for financing activities was approximately $586,000 in fiscal 2007, $11.8 million in fiscal 2006, and $11.4 million in fiscal 2005. In fiscal 2007, we repurchased 871,000 of our shares, representing the culmination of our third authorization and approximately half of the fourth, for approximately $14.2 million, including commissions. We had draws of approximately $19.5 million on our line of credit and had repayments of approximately $6.5 million. In addition, we repaid $1.4 million of debt. We also received approximately $1.4 million from the exercise of stock options upon the departure of our Chief Executive Officer in December 2007. During fiscal 2006, we repurchased 611,430 shares of our common stock under our third share repurchase program, and paid approximately $9.3 million, including commissions. We also repaid $3.0 million of long-term debt early along with normal payments of an additional $389,000. During fiscal 2005, we completed our 1.0 million share authorization and bought back the remaining 954,900 shares of our common stock and paid approximately $11.5 million, including commissions. Other uses of cash for fiscal 2005 included payments on long-term debt and capital lease obligations of approximately $549,000. This was partially offset by approximately $730,000 in proceeds from the exercise of stock options.
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility will bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (4.25% at December 30, 2007) plus 0.5% or Wells Fargo’s prime rate (7.25% at December 30, 2007). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 30, 2007, was 0.25%.
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of December 30, 2007 and December 31, 2006, we were in compliance with all of the covenants.
     The Company expects to use borrowings under the Facility for general working capital purposes, as well as for the repurchase of shares under the Company’s share repurchase authorization. The Company expects to satisfy its letter of credit obligation through cash flows from operations or alternative fund sources before its due date of July 31, 2011. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facility as of December 30, 2007 and December 31, 2006.
     In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing our availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this Facility is July 31, 2011. We had $13.0 million in borrowings under this Facility, and had $500,000 in Letters of Credit as of December 30, 2007, as required by our fiscal 2005 self-funded medical insurance policy. As of December 31, 2006 we had no borrowings under this Facility and had $500,000 in Letters of Credit, as required for our fiscal 2005 self-funded medical insurance policy. The letters of credit reduced our borrowing capacity under the line as of December 30, 2007 and December 31, 2006.
     In addition to commitments we have related to our operating lease obligations, we also have required payments on our outstanding debt and financing leases, including principal and interest. The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

Payments Due by Period

(in thousands)
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long Term Debt	$12,797	$939	$939	$939	$939	$939	$8,102
Financing Leases	7,266	580	597	603	622	628	4,236
Operating Leases	107,604	4,759	5,044	5,083	5,003	5,037	82,678

Less: Sublease rental income	(8,006)	(440)	(441)	(441)	(441)	(441)	(5,802)

Total	$119,661	$5,838	$6,139	$6,184	$6,123	$6,163	$89,214

     See Notes 7, 8, and 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.
Off-Balance Sheet Arrangements
     Our Company does not have any off-balance sheet arrangements (as such term is defined in Item 303 of regulation S-K) that are reasonably likely to have a current or future effect on our financial condition or changes in financial condition, operating results, or liquidity.
Income Taxes
     At December 30, 2007, we had cumulative net operating loss carry-forwards for tax reporting purposes of approximately $3.2 million for state purposes, which if not used will begin to expire in fiscal 2018. These will be adjusted when we file our fiscal 2007 income tax returns in 2008. In addition, we had cumulative tax credit carry-forwards of approximately $2.2 million, which if not used, will begin to expire in fiscal 2019.
Inflation
     The primary inflationary factors affecting our operations include food, beverage, and labor costs. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. In some cases, some of our lease commitments are tied to consumer price index (CPI) increases. We are also subject to interest rate changes based on market conditions.
     We believe that relatively low inflation rates have contributed to relatively stable costs. There is no assurance, however, that low inflation rates will continue.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of December 30, 2007 was approximately $11.7 million, including financing lease obligations. Of the outstanding long-term debt, all was subject to a fixed interest rate. On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increased the

Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility will bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (4.25% at December 30, 2007) plus 0.5% or Wells Fargo’s prime rate (7.25% at December 30, 2007). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 30, 2007, was 0.25%.
     The Company expects to use borrowings under the Facility for general working capital purposes, as well as for the repurchase of shares under the Company’s share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facility as of December 30, 2007 and December 31, 2006.
     In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing our availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this Facility is July 31, 2011. We had $13.0 million in borrowings under this Facility, and had $500,000 in Letters of Credit as of December 30, 2007 as required by our fiscal 2005 self-funded medical insurance policy. As of December 31, 2006 we had no borrowings under this Facility and had $500,000 in Letters of Credit as required for our fiscal 2005 self-funded medical insurance policy. The letters of credit reduced our borrowing capacity under the line as of December 30, 2007 and December 31, 2006. We do not see the variable interest rate long-term debt as a significant interest rate risk.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
     Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our Management has concluded that, as of December 30, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
     There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter, and year ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
     Our Management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Famous Dave’s of America have been detected.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K. The Company has adopted a Code of Ethics specifically applicable to its CEO, CFO and Key Financial & Accounting Management. In addition, there is a more general Code of Ethics applicable to all Associates. The Code of Ethics is available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting it.
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
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item appears in our definitive proxy statement for our fiscal 2007 annual meeting of shareholders under the captions “Fees Billed to Company by Its Independent Registered Public Accounting Firm” and “Pre-approval Policy,” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 30, 2007 and December 31, 2006

Consolidated Statements of Operations – Years ended December 30, 2007, December 31, 2006 and January 1, 2006

Consolidated Statements of Shareholders’ Equity – Years ended December 30, 2007, December 31, 2006 and January 1, 2006

Consolidated Statements of Cash Flows – Years ended December 30, 2007, December 31, 2006 and January 1, 2006

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II. Schedule of Valuation and Qualifying Accounts

Exhibits:

See “exhibit index” on the page following the consolidated financial statements and related footnotes

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Famous Dave’s of America, Inc.
We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Dave’s of America, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (SFAS 123R) effective January 2, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 12, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Famous Dave’s of America, Inc.
We have audited the internal control over financial reporting of Famous Dave’s of America, Inc. and subsidiaries (the “Company”) as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Famous Dave’s of America, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Famous Dave’s of America, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows and financial statement schedule for each of the three years in the period ended December 30, 2007 and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 12, 2008

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2007 AND DECEMBER 31, 2006
(in thousands, except share and per-share data)

	December 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,538	$1,455
Restricted cash	2,420	1,425
Accounts receivable, net	5,098	3,337
Inventories	1,987	1,765
Deferred tax asset	1,643	3,234
Prepaid expenses and other current assets	1,477	1,576
Notes receivable	92	544

Total current assets	14,255	13,336

Property, equipment and leasehold improvements, net	57,243	50,037

Other assets:
Notes receivable, less current portion	1,165	1,183
Deferred tax asset, less current portion	511	700
Other assets	768	603

	$73,942	$65,859

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$13,000	$—
Current portion of long-term debt	270	302
Accounts payable	6,647	5,654
Accrued compensation and benefits	3,011	3,399
Other current liabilities	5,157	3,954

Total current liabilities	28,085	13,309

Long-term liabilities:
Long-term debt, less current portion	6,899	8,119
Financing leases	4,794	4,906
Other liabilities	3,764	3,354

Total liabilities	43,542	29,688

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 9,606,000 and 10,130,000 shares issued and outstanding at December 30, 2007 and December 31, 2006, respectively	96	101
Additional paid-in capital	21,028	32,864
Retained earnings	9,276	3,206

Total shareholders’ equity	30,400	36,171

	$73,942	$65,859

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006
(in thousands, except share and per-share data)

	December 30,	December 31,	January 1,
	2007	2006	2006
Revenue:
Restaurant sales, net	$107,820	$100,026	$89,248
Franchise royalty revenue	15,718	13,796	10,406
Franchise fee revenue	1,323	1,825	1,595
Licensing and other revenue	1,012	974	1,105

Total revenue	125,873	116,621	102,354

Costs and expenses:
Food and beverage costs	32,419	30,403	27,297
Labor and benefits	32,673	29,960	26,151
Operating expenses	27,547	25,311	22,339
Depreciation and amortization	4,980	4,419	4,359
General and administrative	15,603	15,381	13,430
Asset impairment and estimated lease termination and other closing costs	596	1,136	—
Pre-opening expenses	1,154	625	96
Loss (gain) on disposal of property	465	143	(53)

Total costs and expenses	115,437	107,378	93,619

Income from operations	10,436	9,243	8,735

Other expense:
Loss on early extinguishment of debt	(12)	(148)	—
Interest expense	(1,577)	(1,721)	(1,879)
Interest income	293	331	270
Other income (expense), net	30	(14)	18

Total other expense	(1,266)	(1,552)	(1,591)

Income before income taxes	9,170	7,691	7,144

Income tax expense	(3,100)	(2,737)	(2,719)

Net income	$6,070	$4,954	$4,425

Basic net income per common share	$0.61	$0.47	$0.41

Diluted net income per common share	$0.59	$0.46	$0.40

Weighted average common shares outstanding-basic	9,960,000	10,453,000	10,825,000

Weighted average common shares outstanding-diluted	10,298,000	10,801,000	11,173,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED
DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006
(in thousands)

				Retained
			Additional	Earnings/
	Common Stock		Paid-In	(Accumulated)
	Shares	Amount	Capital	Deficit)	Total
Balance-January 2, 2005	11,340	$113	$49,817	$(6,173)	$43,757

Exercise of stock options	214	2	728	—	730
Tax benefit for stock options exercised	—	—	244	—	244
Repurchase of common stock	(955)	(9)	(11,520)	—	(11,529)
Stock-based compensation	—	—	567	—	567
Net income	—	—	—	4,425	4,425

Balance-January 1, 2006	10,599	$106	$39,836	$(1,748)	$38,194

Exercise of stock options	123	1	449	—	450
Tax benefit for stock options exercised	—	—	469	—	469
Common stock issued	19	—	303	—	303
Repurchase of common stock	(611)	(6)	(9,303)	—	(9,309)
Stock-based compensation	—	—	1,110	—	1,110
Net income	—	—	—	4,954	4,954

Balance-December 31, 2006	10,130	$101	$32,864	$3,206	$36,171

Exercise of stock options	305	3	1,442	—	1,445
Tax benefit for stock options exercised	—	—	473	—	473
Common stock issued	41	—	325	—	325
Repurchase of common stock	(870)	(8)	(14,436)	—	(14,444)
Stock-based compensation	—	—	360	—	360
Net income	—	—	—	6,070	6,070

Balance-December 30, 2007	9,606	$96	$21,028	$9,276	$30,400

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006
 (in thousands)

	December 30,	December 31,	January 1,
	2007	2006	2006
Cash flows from operating activities:
Net income	$6,070	$4,954	$4,425
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,980	4,419	4,359
Amortization of deferred financing costs	56	57	70
Loss on early extinguishment of debt	12	148	—
Loss (gain) on disposal of property	465	143	(53)
Asset impairment and estimated lease termination and other closing costs	596	1,170	—
Tax benefit of stock-options exercised	—	—	244
Deferred income taxes	1,781	1,646	2,068
Deferred rent	370	398	702
Stock-based compensation	838	1,413	567
Changes in operating assets and liabilities:
Restricted cash	(995)	(204)	(1,182)
Accounts receivable, net	(1,761)	(672)	(1,062)
Inventories	(261)	(177)	(65)
Prepaid expenses and other current assets	99	(250)	(444)
Deposits	(234)	61	25
Accounts payable	993	1,418	(328)
Accrued compensation and benefits	(507)	1,196	237
Other current liabilities	497	152	771

Cash flows provided by operations	12,999	15,872	10,334

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(14,263)	(8,159)	(6,754)
Sale of property, equipment and leasehold improvements	1,753	900	636
Payments received on notes receivable	180	245	457

Cash flows used for investing activities	(12,330)	(7,014)	(5,661)

Cash flows from financing activities:
Proceeds from draws on line of credit	19,500	—	—
Payments on line of credit	(6,500)	—	—
Payments for debt issuance costs	—	(34)	(85)
Payments on long-term debt and capital lease obligations	(1,350)	(3,389)	(549)
Proceeds from exercise of stock options	1,447	450	730
Tax benefit of stock-options exercised	473	469	—
Repurchase of common stock	(14,156)	(9,309)	(11,529)

Cash flows used for financing activities	(586)	(11,813)	(11,433)

Increase (decrease) in cash and cash equivalents	83	(2,955)	(6,760)

Cash and cash equivalents, beginning of year	1,455	4,410	11,170

Cash and cash equivalents, end of year	$1,538	$1,455	$4,410

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
     Nature of business – We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of December 30, 2007, there were 164 restaurants operating in 35 states, including 44 company-owned restaurants and 120 franchise-operated restaurants. An additional 143 franchise restaurants were committed to be developed through signed area development agreements at December 30, 2007.
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
     Fiscal year – Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended December 30, 2007, (fiscal 2007), December 31, 2006 (fiscal 2006) and January 1, 2006 (fiscal 2005) consisted of 52 weeks.
     Unrestricted cash and cash equivalents – Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, while the remaining balances are uninsured at December 30, 2007. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.
     Accounts receivable, net – We provide an allowance for uncollectible accounts on accounts receivable. The allowance for uncollectible accounts was approximately $16,000 and $14,000 at December 30, 2007 and December 31, 2006, respectively. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
receivables are credited to the allowance for doubtful accounts. Account receivable balances written off have not exceeded allowances provided. Outstanding accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In accessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends and periodic financial information, which the franchisees are required to submit to us.
     Inventories – Inventories consist principally of food, beverages, retail goods, smallwares and supplies, and are recorded at the lower of cost (first-in, first-out) or market.
     Property, equipment and leasehold improvements, net – Property, equipment and leasehold improvements are capitalized at a level of $250 or greater and are recorded at cost. Repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, equipment and decor are depreciated using the straight-line method over estimated useful lives ranging from 3-7 years, while buildings are depreciated over 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal options, or the estimated useful life of the assets. Décor that has been installed in the restaurants is recorded at cost and is depreciated using the straight-line method over seven years.
     Debt issuance costs – Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis, which approximates the interest method. In the event of early debt re-payment, the capitalized debt issuance costs are written-off as a loss on early extinguishment of debt. The carrying value of our deferred debt issuance costs is approximately $333,000 and $402,000, respectively, net of accumulated amortization of $291,000 and $447,000, respectively, as of December 30, 2007 and December 31, 2006.
     Construction overhead and capitalized interest – We capitalize construction overhead costs at the time a building is turned over to operations, which is approximately two weeks prior to opening. We capitalized construction overhead costs of approximately $185,000 and $78,000 in fiscal 2007 and fiscal 2006, respectively. There was no capitalized interest in fiscal years 2007, 2006 or 2005, respectively. We depreciate and amortize construction overhead and capitalized interest over the same useful life as leasehold improvements.
     Advertising costs – Advertising costs are charged to expense as incurred. Advertising costs were approximately $3.9 million, $3.5 million, and $2.9 million for fiscal years 2007, 2006 and 2005 respectively, and are included in operating expenses in the consolidated statements of operations.
     Software implementation costs – We capitalize labor costs associated with the implementation of significant information technology infrastructure projects. This is based on actual labor rates per person including benefits, for all the time spent in the implementation of software in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In fiscal 2007 and fiscal 2006, we capitalized approximately $45,000 and $193,000, respectively, in software implementation costs related to a specific project. In December of 2007, it was decided that one of the projects had no future value to the company. The capitalized costs, along with other amounts spent on software licenses for the project were written off in fiscal 2007 in the amount of approximately $395,000 and are included in loss on disposal of property in the consolidated statements of operations.
     Research and development costs – Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and Limited-Time Offering (“LTO”) items, recipe

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
enhancements and documentation activities. Research and development costs were approximately $301,000, $292,000, and $265,000, for fiscal years 2007, 2006 and 2005, respectively, and are included in general and administrative expenses in the consolidated statements of operations.
     Pre-opening expenses – All start-up and pre-opening costs are expensed as incurred. We had pre- opening expenses of approximately $1.2 million in fiscal 2007 related to four new company-owned restaurants that opened in 2007, $625,000 in fiscal 2006 related to three new corporate restaurants that opened in 2006, and $96,000 in fiscal 2005 related to the conversion of a counter-service restaurant to a full-service restaurant and one new corporate restaurant that was preparing to open in early 2006. Included in pre-opening expenses is pre-opening rent during the build-out period.
     Lease accounting – In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, we recognize lease expense for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. Rent expense recorded during the build-out period is reported as pre-opening expense. We account for construction allowances by recording a receivable when its collectability is considered probable, amortizing the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance.
     Recoverability of property, equipment and leasehold improvements and asset retirement obligations – In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.
     Our December 30, 2007 consolidated balance sheet reflected no assets held for sale. Our December 31, 2006 consolidated balance sheet reflected approximately $4.7 million of assets held for sale, which included three company restaurants being marketed to potential franchisees and other purchasers. As of December 30, 2007, two of the restaurants that had not been sold were reclassified to assets held for use in property, leasehold improvements, net. The third restaurant in Rogers, Arkansas was sold in June 2007 to a franchisee. As a result of the change in classification in the fourth quarter of fiscal 2007, we recorded approximately $371,000 of depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for use.
     During the fourth quarter of 2007, we recorded an asset impairment charge of approximately $569,000 for an underperforming company-owned restaurant in the Chicago, Illinois market. This impairment charge reflects the non-cash write-down of the net book value of the assets of that restaurant.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     In June 2006, we recorded an asset impairment charge of approximately $282,000 on the assets of a company-owned restaurant in Mesquite, Texas to reflect them at their fair market value, based on a pending sale. On December 29, 2006, the Company sold its interest in this property for $1.0 million resulting in net proceeds of $900,000 after real estate taxes and broker commissions. During fiscal 2006, we also recorded an asset impairment charge of approximately $502,000 during the second quarter for an underperforming company-owned restaurant in the Chicago, Illinois market that closed on July 28, 2006. This impairment charge reflected the non-cash write-down of the net book value of the assets at that restaurant. In the third quarter, we recorded an additional charge of approximately $332,000, which included estimated lease termination costs, net of deferred rent, and other closure costs. In the fourth quarter, we recorded an additional $20,000 for miscellaneous costs. We currently sublease the real property on which the closed restaurant is located under a lease that expires in November 2010, and are currently marketing this location for a company to assume our sublease. There were no impairment charges recorded during fiscal 2005.
     We account for asset retirement obligations under Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, which was adopted at the end of fiscal 2006. FIN 47 requires recognition of a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, he Company is contractually obligated to remove in order to comply with the lease agreement. The net ARO liability included in “other longer term liabilities” was $73,000 at December 30, 2007.
     Public Relations, Marketing Development Fund and Restricted Cash – In fiscal 2004, we established a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 1.0%, to the fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated financial statements as of December 30, 2007 and December 31, 2006. As of December 30, 2007 and December 31, 2006, we had approximately $2.4 million and $1.4 million in this fund, respectively.
     Gift cards – We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card breakage income as an offset to operating expense based on a stratified breakage rate per year when the likelihood of the redemption of the card becomes remote, generally after five years.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Following is a reconciliation of basic and diluted net income per common share:

	Fiscal Year
(in thousands, except per share data)	2007	2006	2005
Net income per common share – basic:
Net income	$6,070	$4,954	$4,425
Weighted average shares outstanding	9,960	10,453	10,825
Net income per common share – basic	$0.61	$0.47	$0.41

Net income per common share – diluted:
Net income	$6,070	$4,954	$4,425
Weighted average shares outstanding	9,960	10,453	10,825
Dilutive impact of common stock equivalents outstanding	338	348	348

Adjusted weighted average shares outstanding	10,298	10,801	11,173
Net income per common share – diluted	$0.59	$0.46	$0.40

     All options outstanding as of December 30, 2007, December 31, 2006 and January 1, 2006 were used in the computation of diluted EPS for fiscal years 2007, 2006 and 2005.
     Stock-based compensation – On January 2, 2006, we adopted the provisions of SFAS No. 123R (revised 2004) Share-Based Payment, which requires us to recognize compensation cost for share-based awards granted to Associates based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options is included in general and administrative expenses in our consolidated statements of operations (see Note 11).
     As of December 30, 2007, we had approximately $108,000 of unrecognized compensation cost related to stock option awards, which is expected to be recognized over a period of approximately 1.5 years.
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
     Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as cash flows from operating activities in our consolidated statements of cash flows. SFAS No. 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as cash flows from financing activities.
     The following table illustrates the effect on net income and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for fiscal year 2005.

(in thousands, except per share data)	2005
Net income as reported	$4,425
Less: Compensation expense determined under the fair value method, net of tax	$(425)

Pro forma net income	$4,000

Net income per common share:
Basic EPS as reported	$0.41
Basic EPS pro forma	$0.37

Diluted EPS as reported	$0.40
Diluted EPS pro forma	$0.36
     There were no stock options granted during the fiscal years ending December 30, 2007 or December 31, 2006.
     Revenue recognition – We record restaurant sales at the time food and beverages are served. We record sales of merchandise items at the time items are delivered to the customer. All sales taxes are presented on a net basis and are excluded from revenue. We have detailed below our revenue recognition policies for franchise and licensing agreements.
     Franchise arrangements – Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $35,000 is included in deferred franchise fees and is recognized as revenue, when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, new franchises pay us a monthly royalty of 5% of their net sales.
     Licensing and other revenue – We have a licensing agreement for our retail products, the initial term of which expires in April 2010 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue is recorded based on royalties earned by the company in accordance with our agreement. Licensing revenue for fiscal years 2007, 2006, and 2005 was approximately $334,000, $279,000, and $285,000, respectively.
     Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2007, 2006, and 2005 was approximately $678,000, $695,000, and $820,000, respectively.
     Recently Issued Accounting Pronouncements – On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for the Company as of December 31, 2007. There is expected to be no impact on the consolidated financial statements, as a result of the adoption of this pronouncement.
          On December 4, 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (SFAS 141(R)), and FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. These standards will impact us if we complete an acquisition or obtain minority interests after the effective date.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(2) INVENTORIES
     Inventories consisted approximately of the following at:

	December 30,	December 31,
(In thousands)	2007	2006
Smallwares and supplies	$1,241	$1,121
Food and beverage	706	620
Retail goods	40	24

	$1,987	$1,765

(3) NOTES RECEIVABLE
     Notes receivable consisted approximately of the following at:

	December	December
	30,	31,
(in thousands)	2007	2006
Famous Ribs of Georgia, LLC, Famous Ribs of Snellville, LLC, Famous Ribs of Marietta, LLC, Famous Ribs of Alpharetta, LLC, and Famous Ribs of Lawrenceville, LLC, $1,300 amortized over 9 years at 3.27% interest, due November 2012, secured by property and equipment and guaranteed by the franchise owner. (1)	$982	$1,300

Old School BBQ, Inc. – monthly installments of approximately $5.7 including interest at 9.0%, due November 2012, secured by property and equipment and guaranteed by the franchise owners.	270	311

Utah BBQ, Inc. – monthly installments of approximately $0.9 and $8.6 including interest at 9.5%, due July 2007, secured by property and equipment and guaranteed by the franchise owners.	—	65

Rivervalley BBQ, Inc. – line of credit for up to $50.0 with monthly interest only though December 2007 with total outstanding balance due December 2007 including interest at prime (7.25% at December 30, 2007 and 8.25% at January 31, 2006) plus 1.50%, unsecured.	5	50

Competition BBQ, Inc. – monthly installments of approximately $0.4 including interest at 7.0%, due January 2008, unsecured.	—	1

Total notes receivable	1,257	1,727

Less: current maturities	(92)	(544)

Long-term portion of notes receivable	$1,165	$1,183

(1)
On February 12, 2007 the Company amended a promissory note receivable with Famous Ribs, Georgia, LLC, Famous Ribs of Snellville, LLC, Famous Ribs of Marietta, LLC, Famous Ribs of Alpharetta LLC, and Famous Ribs of Lawrenceville, LLC. The terms of the note were amended from February 1, 2007 to November 17, 2012 to require a minimum installment payment of $5,000 each month. In addition, a one-time principal payment of $10,000 was required and paid on February 1, 2007. On July 1, 2007, an additional principal payment of $300,000 was required and paid through the redemption of Famous Dave’s of America, Inc. common stock. This $300,000 payment was allowed to be applied to future principal amounts outstanding under the amended promissory note which reduced the principal and interest amount due until 2012 to $5,000/month. On the maturity date, the Borrower shall be required to pay the entire remaining principal balance together with any unpaid accrued interest.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(3) NOTES RECEIVABLE (continued)
     Future principal payments to be received on notes receivable are approximately as follows:

(in thousands)
Fiscal Year
2008	$92
2009	86
2010	85
2011	91
2012	903
Thereafter	—

Total	$1,257

(4) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
     Property, equipment and leasehold improvements, net, consisted approximately of the following at:

	December 30,	December 31,
(in thousands)	2007	2006
Land, buildings and improvements	$58,987	$48,619
Furniture, fixtures and equipment	26,745	21,679
Antiques	2,552	2,227
Construction in progress	3,325	1,439
Assets held for sale	—	4,746
Accumulated depreciation and amortization	(34,366)	(28,673)

Property, equipment and leasehold improvements, net	$57,243	$50,037

(5) OTHER CURRENT LIABILITIES
     Other current liabilities consist of the following at:

	December 30,	December 31,
(in thousands)	2007	2006
Gift cards payable	$1,617	$1,378
Other liabilities	813	883
Sales tax payable	662	575
Accrued property and equipment purchases	1,533	742
Deferred franchise fees	420	280
Financing lease	112	96

	$5,157	$3,954

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(6) CREDIT FACILITY AND DEBT COVENANTS
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (4.25% at December 30, 2007) plus 0.5% or Wells Fargo’s prime rate (7.25% at December 30, 2007). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 30, 2007, was 0.25%.
     The Company expects to use borrowings under the Facility for general working capital purposes, as well as for the repurchase of shares under the Company’s share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facility as of December 30, 2007 and December 31, 2006.
     In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing our availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this Facility is July 31, 2011. We had $13.0 million in borrowings under this Facility, and had $500,000 in Letters of Credit as of December 30, 2007 as required by our fiscal 2005 self-funded medical insurance policy. As of December 31, 2006 we had no borrowings under this Facility and had $500,000 in Letters of Credit as required for our fiscal 2005 self-funded medical insurance policy. The letters of credit reduced our borrowing capacity under the line as of December 30, 2007 and December 31, 2006.
(7) LONG-TERM DEBT
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.25 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of December 30, 2007 and December 31, 2006, we were in compliance with all of our covenants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(7) LONG-TERM DEBT (continued)
     Long-term debt consisted approximately of the following at:

	December 30,	December 31,
($’s in thousands)	2007	2006
Notes payable – GE Capital Franchise Finance Corporation – monthly installments from approximately $13 to $20 including interest between 8.10% and 10.53%, due between January 2020 and October 2023, secured by property and equipment.	$7,169	$7,416

Notes payable – GE Capital Franchise Finance Corporation – monthly installment of approximately $12 including interest of 3.80% plus the monthly LIBOR rate (effective rate between 4.57% and 5.33% at December 31, 2006), secured by property and equipment. (1)	—	1,005

Total long-term debt	7,169	8,421

Less current maturities	(270)	(302)

Long-term debt net of current maturities	$6,899	$8,119

(1)
During the first quarter of fiscal 2007, we repaid approximately $1.0 million in notes payable related to our Tulsa, Oklahoma company-owned restaurant in advance, which resulted in an approximate $12,000 non-cash charge to write-off deferred financing fees.

On May 31, 2006, we elected to repay two notes prior to their expiration, related to our Addison, Illinois and Lincoln Nebraska company-owned restaurants. A total of approximately $3.0 million was paid to retire these notes early. We recorded a non-cash charge of approximately $148,000 to write-off deferred financing fees as a result of the early payoff.

     Required principal payments on long-term debt over the next five years, are as follows:

(In thousands)
Fiscal Year
2008	$270
2009	299
2010	329
2011	361
2012	397
Thereafter	5,513

Total	$7,169

(8) FINANCING LEASE OBLIGATION
     On March 31, 1999, the company completed a $4.5 million financing obligation, involving three existing restaurants as a result of a sale/leaseback transaction. Under this financing, we are obligated to make monthly payments of $46,454 (which increases 4.04% every two years) for a minimum of 20 years. At the end of the 20 year lease term we may extend the lease for up to two additional five year terms. We also have the option to purchase the leased restaurants on the 10th and 20th anniversaries of the lease term

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(8) FINANCING LEASE OBLIGATION (continued)
and between the first and second five year option terms. The option purchase price is the greater of $4.5 million or the fair market value, as defined, of the properties at the time the purchase option is exercised. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements, and had been depreciated over a 30 year term until fiscal 2007 when it was determined that it was likely that we would not renew the lease at the end of the original term. This resulted in a change in accounting estimate for the useful life of the restaurant’s assets revised to 20 years from 30 years. Accelerated depreciation of $61,000 was recorded in 2007 and will continue to be recorded on an accelerated basis prospectively. In addition, as the monthly lease payments are made, the obligation will be reduced by the revised 20 year amortization table.
     In fiscal 2007, it was determined that accruing a deferred rent liability for this lease was incorrect since the beginning of the agreement in fiscal 1999. This correction of an accounting error was evaluated under the guidance of SAB No. 108, using both the iron curtain and rollover methods. It was determined that the correct amounts would not be material to any year presented under either method but would be corrected in the company’s consolidated financial statements for all periods presented. The impact of the correction of the accounting error in fiscal 2007 was an increase of $0.01 to fully diluted earnings per share. The cumulative impact to prior years was an increase of $0.03 to fully diluted earnings per share shown in the company’s fiscal 2006 consolidated balance sheet.
(9) OPERATING LEASE OBLIGATIONS
     We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 1 to 40 years, including lease renewal options. Ten of the leases require percentage rent of between 4% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal years 2007, 2006, and 2005 including rent, common area maintenance costs, real estate taxes and percentage rent, were approximately $5.5 million, $5.4 million and $4.9 million, respectively. Rent expenses only (excluding percentage rent) were approximately $3.8 million, $3.7 million, and $3.2 million for fiscal years 2007, 2006, and 2005, respectively. Percentage rent was approximately $172,000, $179,000 and $102,000 for fiscal years 2007, 2006 and 2005, respectively.
     We have three sublease arrangements with franchisees. These leases are our responsibility, but we have offered them to our franchisees on substantially equal terms to the original leases. These amounts are shown in the table below within the caption “sublease income.”

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(9) OPERATING LEASE OBLIGATIONS (continued)
     Future minimum lease payments (including renewal options) existing at December 30, 2007 were:

(in thousands)
Fiscal Year
2008	4,759
2009	5,044
2010	5,083
2011	5,003
2012	5,037
Thereafter	82,678

Total future minimum lease commitments	$107,604
Less: sublease income	(8,006)

Total operating lease obligations	$99,598

(10) RELATED PARTY TRANSACTIONS
     Famous Ribs of Georgia, Snellville, Marietta and Alpharetta, LLC – In fiscal 2007, 2006, and 2005, we sublet three restaurants to our former President and CEO, Martin O’Dowd, for a total of $496,000, $432,000, and $435,000, respectively, in lease and real estate tax payments for which he reimbursed us an equal amount to offset our rent expense for these three locations. See the related note receivable in Note 3.
     On December 13, 2007, our Chief Executive Officer resigned. In accordance with our Company by-laws and succession policy, F. Lane Cardwell, Jr. became the Interim-Chief Executive Officer effective immediately. In conjunction with these new interim responsibilities, he was paid $18,000 in 2007. In addition, he is a member of our Board of Directors and has received stock compensation for his service on our Board of Directors. His interim employment agreement is filed as Exhibit 10.21 to this Form 10-K.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES
     We recognized stock-based compensation expense in our consolidated statements of operations for the fiscal years 2007 and 2006, respectively, as follows:
     Stock-based Compensation

	For the Years Ended
	December 30,	December 31,	January 1,
(in thousands)	2007	2006	2006
Performance Share Programs:
Fiscal 2004 – 2006	$—	$38	$91
Fiscal 2005 – 2007 (1)	(286)	423	473
Fiscal 2006 – 2008 (1)	14	271	3
Fiscal 2007 – 2009 (1)	349	—	—

Performance Shares	$77	$732	$567

Director Shares	478	303	—
Stock Options (1)	283	378	—
Deferred Stock Units	(18)	34	—

	$820	$1,447	$567

     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans prior to 1996 in limited situations. All of these grants have been previously exercised. Under the Plans, an aggregate of 348,900 shares of our Company’s common stock remained unreserved and available for issuance at December 30, 2007. In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005 and the 1997 Employee Stock Option Plan expired on June 24, 2007, but both plans will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated.

(1)
In December 2007, our Chief Executive Officer ceased employment with the Company. As a result, we adjusted our performance share expense under these programs and stock option expense to reflect the cancellation of these unearned grants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
     Information regarding our Company’s stock options is summarized below:

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Options outstanding – January 2, 2005	1,132	$4.72
Granted	28	10.20
Canceled or expired	(46)	5.79
Exercised	(214)	3.41

Options outstanding at January 1, 2006	900	5.14
Canceled or expired	(43)	6.11
Exercised	(130)	4.28
Options previously cancelled	1	2.84

Options outstanding at December 31, 2006	728	5.24
Canceled or expired	(24)	6.01
Exercised	(305)	4.75

Options outstanding at December 30, 3007	399	$5.57

Options exercisable – January 1, 2006	539	$4.66

Options exercisable – December 31, 2006	580	$5.05

Options exercisable – December 30, 2007	359	$5.52

Weighted average fair value of options granted during the year ended January 1, 2006		$10.98
     The following table summarizes information about stock options outstanding at December 30, 2007:

	Options
(number outstanding and number exercisable in thousands)	Total outstanding			Exercisable
		Weighted-average	Weighted-		Weighted-
Exercise	Number	remaining	average	Number	average
prices	outstanding	contractual life	exercise price	exercisable	exercise price
$2.00 – $ 3.00	15	1.76 years	$2.27	15	$2.27
$3.19 – $ 4.78	109	3.18 years	$3.80	109	$3.80
$4.82 – $ 7.23	245	5.84 years	$5.94	205	$5.93
$8.07 – $12.11	30	6.89 years	$10.50	30	$10.50

	399	5.04 years	$5.57	359	$5.52

     The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2007 was approximately $3.0 million.
     As of December 30, 2007, the aggregate intrinsic value of options outstanding was approximately $2.9 million and the aggregate intrinsic value of options exercisable was approximately $2.6 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
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
     Performance Shares
     Beginning in fiscal 2005, all stock incentive awards for Associates of the Company, including officers, have taken the form of performance shares.
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
     As of December 30, 2007, we have three performance share programs in progress. All of these performance share awards qualify for equity-based treatment under SFAS No. 123R. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the time of grant, over the requisite service period (i.e. fixed treatment). On February 18, 2004 our Board of Directors awarded 33,500 (subsequently reduced to 27,500 due to associate departures) performance share grants to eligible associates for the fiscal 2004-fiscal 2006 timeframe. During the first quarter of fiscal 2007, we issued 24,683 shares out of this 2004-2006 performance share program, representing the achievement of approximately 90% of the target payout for this program. Recipients elected to forfeit 8,307 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,376 shares.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
     On February 25, 2005, our Board of Directors awarded 134,920 (subsequently reduced to 59,569 due to Associate departures) performance share grants to eligible associates for the fiscal 2005-fiscal 2007 timeframe. Under this program, if the Company achieves at least 80% of the Cumulative EPS Goal, each recipient shall be entitled to receive a percentage of the Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company, up to a maximum of 100%. We will be awarding the earned portion of these shares during the first quarter of fiscal 2008. On December 29, 2005, our Board of Directors awarded 83,200 (subsequently reduced to 38,400 due to associate departures) performance share grants to eligible associates for the fiscal 2006-fiscal 2008 timeframe. Similar to the fiscal 2005-fiscal 2007 program, if the Company achieves at least 80% of the Cumulative EPS Goal, each recipient shall be entitled to receive a percentage of the Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company. However, if the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of performance shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” performance share amount). On February 21, 2007, our Board of Directors awarded 96,100 (subsequently reduced to 55,800 due to associate departures) performance share grants to eligible associates for the fiscal 2007-fiscal 2009 timeframe. Similar to the fiscal 2006-fiscal 2008 program, if the Company achieves at least 80% of the Cumulative EPS Goal, each recipient shall be entitled to receive a percentage of the Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company, and each recipient will be entitled to receive an additional percentage of the “Target” number of performance shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% if the Company achieves between 100% and 150% of the Cumulative EPS Goal.
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their compensation or commissions, if applicable, for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the annual bonuses are approved by the Board of Directors. In accordance with SFAS No. 123R, this plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases. (i.e. “mark-to-market”).
     Several of our executives elected to defer a portion of their fiscal 2004 bonuses, the amount of which was determined on February 25, 2005, totaling approximately $77,000, (of which approximately $25,000 had been subsequently paid out), in accordance with the Deferred Stock Unit Plan discussed above. Two executives deferred for a one-year period and two executives deferred for a two-year period. As a result of our end-of-year stock price being essentially equal to the stock price at the time of the election, we recognized no expense in our consolidated statements of operations for fiscal 2005, related to this plan for the fiscal 2004 bonus year deferral. In fiscal 2006, we recognized compensation expense of approximately $24,000 in our consolidated statements of operations, as related to the second year deferral of the fiscal 2004 bonus.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
     Several of our executives elected to defer for one year a portion of their fiscal 2005 bonuses, the amount of which was determined on February 22, 2006, totaling approximately $56,000 (of which approximately $9,000 had been subsequently paid out), in accordance with the Deferred Stock Unit Plan discussed above. We recognized compensation expense of approximately $2,000 in our consolidated statements of operations for fiscal 2006, as related to this plan for the fiscal 2005 bonus year deferrals. These bonuses, including the original amount deferred and the amounts earned over the deferred period, were paid out during the first quarter of fiscal 2007. One of our executives elected to defer for a two-year period, a portion of their fiscal 2006 bonus, the amount of which was determined on February 21, 2007, totaling approximately $71,000, in accordance with the Deferred Stock Unit Plan discussed above. We recognized income of approximately $19,000 in our consolidated statements of operations for fiscal 2007, as related to this plan. The executive left the company in December 2007 and in accordance with the plan document, was paid out in February 2008.
     Common Share Repurchases
     On November 2, 2004, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time-to-time in both the open market or through privately negotiated transactions. During fiscal 2004, we had purchased 45,100 outstanding shares under this program at an average price of $9.70, excluding commissions. As of June 20, 2005 we had completed the repurchase of this 1.0 million share repurchase program. The remaining 954,900 shares were purchased between January 2005 and June 2005 for approximately $11.5 million at an average market price of $11.93, excluding commissions.
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
     As of September 30, 2007, we had repurchased all of the shares under the program for approximately $16.8 million at an average market price of $16.79, excluding commissions. During fiscal 2007, we repurchased 388,600 of these shares under the program for approximately $7.5 million at an average market price of $19.28, excluding commissions.
     On September 27, 2007, our Board of Directors authorized another stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock from time to time in both the open market or through privately negotiated transactions. As of December 30, 2007 we had repurchased 482,000 shares under this program for approximately $6.9 million at an average market price per share of $14.38, excluding commissions.
Board of Directors’ Compensation
     In February 2007, we awarded our independent board members shares of common stock for their service on our board for fiscal 2007. These shares were fully vested upon grant and were unrestricted, but require repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling their term of service. In total, 25,500 shares were issued on February 21, 2007, on which date the price of our common stock at the close of market was $18.74. The total compensation cost of approximately $478,000 is reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2007, equally by quarter.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11) STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
     In May 2006, we awarded our independent board members shares of common stock for their service on our board for fiscal 2006. These shares were fully vested upon grant and were unrestricted, but require reimbursement of the prorated portion or equivalent value thereof in the event of a board member not fulfilling their term of service. In total, 19,300 shares were issued on May 11, 2006, on which date the price of our common stock at the close of market was $15.71. The compensation cost of approximately $303,000 was reflected in general and administrative costs in our consolidated statements of operations for fiscal 2006.
     Warrants
     As part of our acquisition of four restaurants during fiscal year 1999, we issued 200,000 warrants which were set to expire in December 2004. All stock warrants had been exercised or redeemed prior to their expiration. During fiscal 2004, 10,000 of the warrants were exercised at a price of $6.00 per share and we redeemed the remainder of the warrants for approximately $143,000 which represents the difference between the original exercise price of the warrants and the closing market price of the Company’s stock on the date of the transactions. These warrants were paid for in 2007.
(12) INCOME TAXES
     At December 30, 2007, we had cumulative net operating loss carry-forwards of approximately $3.2 million for state tax purposes, which will begin to expire in fiscal 2019 if not used. We also had cumulative tax credit carry-forwards of approximately $2.2 million which, if not used, will begin to expire in fiscal 2018. Upon utilization of approximately $455,000 of the tip credit carry forward, the credit will go to additional paid in capital.
     The following table summarizes the provision for income taxes:

(In thousands)	2007	2006	2005
Current:
Federal	$758	$859	$175
State	367	248	496

	1,125	1,107	$671

Deferred:
Federal	1,982	1,327	1,797
State	(7)	303	251

	1,975	1,630	2,048

Total tax provision	$3,100	$2,737	$2,719

     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal years 2007 and 2006, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(12) INCOME TAXES (continued)
No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability. We believe that the realization of the deferred tax asset is more likely than not based on our taxable income for fiscal 2007 and fiscal 2006 and based on the expectation that our Company will generate the necessary taxable income in future years. For fiscal 2007, we have no material uncertain tax positions to be accounted for in our consolidated financial statements under the principles of FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. We classify income tax related interest and penalties in interest and other expense, respectively, when incurred.
     Our Company’s deferred tax assets (liabilities) were as follows at:

	December 30,	December 31,
(in thousands)	2007	2006
Current deferred tax assets (liabilities):
Tax credit carryover	$1,720	$3,057
Net operating loss carry-forwards	83	198
Prepaid expenses	(397)	(530)
Inventories	(434)	(372)
Other	427	209
Financing lease	(259)	—
Accrued and deferred compensation	503	672

Total short-term deferred tax assets	$1,643	$3,234

Long-term deferred tax assets:
Property and equipment basis difference	$374	$550
Other	137	150

Total long-term deferred tax assets:	$511	$700

     Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2007	2006	2005
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.7	2.2	4.3
Tax effect of permanent differences	2.4	2.7	2.5
Tax effect of general business credits	(5.0)	(5.0)	(5.2)
Other	(0.3)	1.7	2.4

Effective tax rate	33.8%	35.6%	38.0%

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(13) SUPPLEMENTAL CASH FLOWS INFORMATION

	Fiscal Year
(in thousands)	2007	2006	2005
Cash paid for interest	$1,477	$1,606	$1,698
Cash paid for taxes	$1,446	$927	$409

Non-cash investing and financing activities:
Reclassification of other current assets to assets held for sale	$—	$776	$—
Reclassification of accounts receivable to assets held for sale	$—	$178	$508
Accrued property and equipment purchases	$791	$295	$447
Deferred tax asset related to tax benefit of stock options exercised	$(473)	$(469)	$(244)
Issuance of common stock to independent board members	$478	$303	$—
Redemption of note receivable by common stock buyback	$289	$—	$—
(14) RETIREMENT SAVINGS PLANS
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers Associates meeting certain eligibility requirements. Employee contributions were approximately $556,000, $469,000 and $461,000 for fiscal years 2007, 2006 and 2005, respectively. During fiscal 2007, 2006 and 2005, we matched 50.0% of the Associate’s contribution up to 4.0% of their earnings. Employer matching contributions were approximately $171,000, $169,000 and $148,000 for fiscal years 2007, 2006 and 2005, respectively. There were no discretionary contributions to the plan during fiscal years 2007, 2006 or 2005.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan that has been effective since February 25, 2005 (the “Plan”). Eligible participants are those Associates who are at the “director” level and above; and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. The Company currently matches 50.0% of the first 4.0% contributed and currently pays a declared interest rate of 8.0% on balances outstanding. The Board of Directors administers the Plan and could change the Company match or the rate or any other aspect of the Plan at any time.
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
(14) RETIREMENT SAVINGS PLANS (continued)
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
     For the Plan year ended December 30, 2007, eligible participants contributed approximately $243,000 to the Plan and the Company provided matching funds and interest of approximately $90,000 net of distributions of approximately $24,000, due to an Associate’s departure. Due to the CEO’s departure in December 2007, and in accordance with our plan, a distribution of approximately $135,000 will be made in fiscal 2008. For the Plan year ended December 31, 2006, eligible participants contributed approximately $241,000 to the Plan and the Company provided matching funds and interest of approximately $66,000, net of distributions of $21,000, due to an Associate’s departure.
(15) SELECTED QUARTERLY DATA (Unaudited)
     The following represents selected quarterly financial information for fiscal years 2007 and 2006 (see Note 9):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands, except per share data)	2007	2006	2007	2006	2007	2006	2007	2006
Revenue	$29,003	$27,088	$33,535	$30,740	$31,902	$30,812	$31,433	$27,981

Income from operations	$2,417	$1,581	$3,469	$2,936	$2,904	$2,896	$1,646	$1,830

Net income	$1,402	$742	$2,139	$1,524	$1,732	$1,597	$797	$1,061

Basic net income per common share	$0.14	$0.07	$0.21	$0.14	$0.17	$0.15	$0.08	$0.10

Diluted net income per common share	$0.13	$0.07	$0.21	$0.14	$0.17	$0.15	$0.08	$0.10
(16) LITIGATION
     In the normal course of business, the Company is involved in a number of litigation matters that are incidental to the operation of the business. These matters generally include, among other things, matters with regard to employment and general business-related issues. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on its financial position or liquidity, but an adverse decision in more than one of the matters could be material to its consolidated results of operations.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Financial Statement Schedule
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
			Credits to Costs
		Charged to	and Expenses
	Balance at	Costs and	and Other	Balance at End
(In thousands)	Beginning of Period	Expenses	Accounts	of Period
Year ended January 1, 2006:
Allowance for doubtful accounts	$9.6	$65.8	$(38.6)	$36.8

Year ended December 31, 2006:
Allowance for doubtful accounts	$36.8	$28.2	$(50.8)	$14.2
Reserve for lease termination costs	$—	$398.0	$(68.0)	$330.0

Year ended December 30, 2007:
Allowance for doubtful accounts	$14.2	$19.6	$(17.9)	$15.9
Reserve for lease termination costs	$330.0	$—	$(159.0)	$171.0

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: March 14, 2008	By:	/s/ F. Lane Cardwell, Jr.
F. Lane Cardwell, Jr.
Interim President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2008 by the following persons on behalf of the Registrant, in the capacities indicated.

Signature	Title

/s/ Diana Garvis Purcel Diana Garvis Purcel	Chief Financial Officer and Secretary (principal financial and accounting officer)

/s/ K. Jeffrey Dahlberg K. Jeffrey Dahlberg	Director

/s/ Mary L. Jeffries Mary L. Jeffries	Director

/s/ Richard L. Monfort Richard L. Monfort	Director

/s/ Dean A. Riesen Dean A. Riesen	Director

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.1	Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference from Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	Loan Agreement, dated as of January 21, 2000, by and between FFCA Acquisition Corporation and MinWood Partners, Inc., incorporated by reference from Exhibit 10.21 to Form 10-Q filed May 16, 2000

10.3	Master Lease, dated as of January 21, 2000, by and between MinWood Partners, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.22 to Form 10-Q filed May 16, 2000

10.4	Loan Agreement, dated as of August 4, 2000, by and between FFCA Funding Corporation and FDA Properties, Inc., incorporated by reference from Exhibit 10.13 to Form 10-K filed March 29, 2001

10.5	Master Lease, dated as of August 4, 2000, by and between FDA Properties, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.5 to Form 10-K filed March 29, 2001

10.7	1995 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2002

10.8	1997 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.9	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.10	2005 Stock Incentive Plan, incorporated by reference to Ex 10.10 to Form 10-K filed March 17, 2006

10.11	First Amended and Restated Executive Elective Deferred Stock Unit Plan dated January 1, 2008

EXHIBITS (continued)

Exhibit No.	Description

10.12	Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 31, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 2, 2006

10.13	Employment Agreement dated February 25, 2005 by and between David Goronkin, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2005

10.14	Form of Amended and Restated 2004-2006 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 10-Q filed May 13, 2005

10.15	Form of Amended and Restated 2005-2007 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.3 and 10.4 to Form 10-Q filed May 13, 2005

10.16	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008

10.17	Form of 2006-2008 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 29, 2005

10.18	Amendment to 1995 Employee Stock Option and Compensation Plan, effective November 7, 2006, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2006

10.19	Form of 2007 — 2009 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed February 27, 2007

10.20	Form of Director Stock Grant, incorporated by reference to Exhibit 10.3 to Form 8-K filed February 27, 2007

10.21	Interim Employment Agreement dated as of December 13, 2007 between Famous Dave’s of America, Inc. and F. Lane Cardwell, Jr.

10.22	Form of Severance Agreement dated January 4, 2008, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibit 10.1 for Form 8-K filed January, 8, 2008

10.23	Form of 2008 — 2010 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 18, 2008

10.24	Form of Director Stock Grant, incorporated by reference to Exhibit 10.3 to Form 8-K filed February 21, 2008

Exhibit No.	Description

21.0	Subsidiaries of Famous Dave’s of America, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002