Form 10-Q
period 2008-03-30
FAMOUS DAVES OF AMERICA INC
filed 2008-05-09
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2008

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
Registrant’s telephone number, including area code (952) 294-1300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 2, 2008, 9,650,324 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 30, 2008 AND DECEMBER 30, 2007
(in thousands, except share and per-share data)

	March 30,	December 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,034	$1,538
Restricted cash	1,216	2,420
Accounts receivable, net	4,233	5,098
Inventories	2,019	1,987
Deferred tax asset	1,643	1,643
Prepaid expenses and other current assets	1,190	1,477
Notes receivable	75	92

Total current assets	12,410	14,255

Property, equipment and leasehold improvements, net	57,521	57,243

Other assets:
Notes receivable, less current portion	1,146	1,165
Deferred tax asset, less current portion	511	511
Other assets	784	768

	$72,372	$73,942

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$12,500	13,000
Current portion of long-term debt	278	270
Accounts payable	5,591	6,647
Accrued compensation and benefits	3,085	3,011
Other current liabilities	4,251	5,157

Total current liabilities	25,705	28,085

Long-term liabilities:
Long-term debt, less current portion	6,826	6,899
Financing leases	4,791	4,794
Other liabilities	3,867	3,764

Total liabilities	41,189	43,542

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 9,650,000 and 9,606,000 shares issued and outstanding at March 30, 2008 and December 30, 2007, respectively	96	96
Additional paid-in capital	20,976	21,028
Retained earnings	10,111	9,276

Total shareholders’ equity	31,183	30,400

	$72,372	$73,942

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
MARCH 30, 2008 AND APRIL 1, 2007
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
Revenue:
Restaurant sales, net	$29,247	$24,941
Franchise royalty revenue	4,167	3,649
Franchise fee revenue	115	315
Licensing and other revenue	186	98

Total revenue	33,715	29,003

Costs and expenses:
Food and beverage costs	8,939	7,611
Labor and benefits	9,182	7,480
Operating expenses	7,493	6,193
Depreciation and amortization	1,461	1,155
General and administrative	4,653	4,123
Pre-opening expenses	254	6
(Gain) loss on disposal of property	(6)	18

Total costs and expenses	31,976	26,586

Income from operations	1,739	2,417

Other expense:
Loss on early extinguishment of debt	—	(12)
Interest expense	(511)	(363)
Interest income	58	76
Other (expense) income, net	(1)	4

Total other expense	(454)	(295)

Income before income taxes	1,285	2,122

Income tax expense	(450)	(720)

Net income	$835	$1,402

Basic net income per common share	$0.09	$0.14

Diluted net income per common share	$0.09	$0.13

Weighted average common shares outstanding — basic	9,611,000	10,130,000

Weighted average common shares outstanding — diluted	9,773,000	10,492,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 30, 2008 and APRIL 1, 2007
(in thousands)
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
Cash flows from operating activities
Net income	$835	$1,402
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,461	1,155
Amortization of deferred financing costs	14	14
Gain (loss) on disposal of property	(6)	18
Loss on early extinguishment of debt	—	12
Deferred income taxes	—	565
Deferred rent	120	64
Stock-based compensation	281	540
Changes in operating assets and liabilities:
Restricted cash	1,204	(619)
Accounts receivable, net	865	328
Inventories	(32)	49
Prepaid expenses and other current assets	287	264
Deposits	(15)	14
Accounts payable	(1,056)	902
Accrued compensation and benefits	(103)	(610)
Other current liabilities	(246)	(38)
Long-term deferred compensation	(17)	102

Cash flows provided by operations	3,592	4,162

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(2,368)	(1,354)
Payments received on notes receivable	36	51

Cash flows used for investing activities	(2,332)	(1,303)

Cash flows from financing activities:
Payments for debt issuance costs	(15)	—
Proceeds from draws on line of credit	5,500	3,500
Payments on line of credit	(6,000)	(2,500)
Payments on long-term debt	(93)	(1,092)
Proceeds from exercise of stock options	—	102
Tax benefit of stock-options exercised	—	59
Repurchase of common stock	(156)	(1,183)

Cash flows used for financing activities	(764)	(1,114)

Increase in cash and cash equivalents	496	1,745

Cash and cash equivalents, beginning of period	1,538	1,455

Cash and cash equivalents, end of period	$2,034	$3,200

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of March 30, 2008, there were 168 restaurants operating in 35 states, including 45 company-owned restaurants and 123 franchise-operated restaurants. An additional 141 franchise restaurants were committed to be developed through signed area development agreements at March 30, 2008.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of March 30, 2008 and December 30, 2007 and for the three month periods ended March 30, 2008 and April 1, 2007. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2007 as filed with the SEC. Certain reclassifications have been made to prior periods to conform to the current presentation.
     Due to the seasonality of our business, revenue and operating results for the three months ended March 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
     Following is a reconciliation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended
	March 30,	April 1,
	2008	2007
Net income per common share — basic:
Net income	$835	$1,402
Weighted average shares outstanding	9,611	10,130
Net income per common share — basic	$0.09	$0.14

Net income per common share — diluted:
Net income	$835	$1,402
Weighted average shares outstanding	9,611	10,130
Dilutive impact of common stock equivalents outstanding	162	362

Adjusted weighted average shares outstanding	9,773	10,492
Net income per common share — diluted	$0.09	$0.13

     All options outstanding, except 25,500 which were anti-dilutive, were used in the computation of diluted earnings per common share as of March 30, 2008. All options outstanding as of April 1, 2007 were used in the computation of diluted earnings per common share.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Allowance for Doubtful Accounts
     In the first quarter of fiscal 2008 we established a general bad debt reserve for franchise receivables due to increases in days sales outstanding and a deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria. The reserve has been initially established at $234,000 and will be adjusted each quarter based on past due receivable balances. The reserve is recorded as an increase to general and administrative expenses.
(4) Public Relations and Marketing Development Fund and Restricted Cash
     In fiscal 2004, we established a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 1.0%, to a fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of March 30, 2008 and December 30, 2007. As of March 30, 2008 and December 30, 2007, we had approximately $1.2 million and $2.4 million in this fund, respectively.
(5) Credit Facility
     On July 31, 2006, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the Company on January 28, 2005, increased the Company’s existing revolving credit facility from $10.0 million to $20.0 million (the “Facility”). Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (2.25% at March 30, 2008) plus 0.5% or Wells Fargo’s prime rate (5.25% at March 30, 2008). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.75% to 2.50% for Euro Dollar Rate Loans and from -0.25% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of March 30, 2008, was 0.25%.
     The Company expects to use borrowings under the Facility for general working capital purposes, as well as for the repurchase of shares under the Company’s share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. We were in compliance with all covenants under the Facility as of March 30, 2008 and December 30, 2007.
     In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing our availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. The maturity date for this Facility is July 31, 2011. We had $12.5 million in borrowings under this Facility, and had $500,000 in Letters of Credit as of March 30, 2008 as required by our fiscal 2005 self-

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Credit Facility (continued)
funded medical insurance policy. As of December 30, 2007 we had $13.0 million in borrowings under this Facility and had $500,000 in Letters of Credit as required for our fiscal 2005 self-funded medical insurance policy. The letters of credit reduced our borrowing capacity under the line as of March 30, 2008 and December 30, 2007.
     On April 17, 2008 the company amended its credit agreement with Wells Fargo Bank. See footnote (10) Subsequent Events.
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the first quarter of fiscal years 2008 and 2007, respectively, as follows:

(in thousands)	Three Months Ended
	March 30,	April 1,
	2008	2007
Performance Share Programs:
Fiscal 2005 - 2007 (1)	$—	$101
Fiscal 2006 - 2008 (1)	36	68
Fiscal 2007 - 2009 (1)	87	150
Fiscal 2008 - 2010	52	—

Performance Shares	$175	$319

Director Shares	66	119
Stock Options (1)	40	102
Deferred Stock Units	—	(2)

	$281	$538

(1)
In December 2007, our Chief Executive Officer ceased employment with the Company. As a result, we adjusted our performance share expense under these programs and stock option expense in the fourth quarter of fiscal 2007 to reflect the cancellation of these unearned grants. We hired a new Chief Executive Officer and his employment commenced on April 21, 2008, and at which time, performance share grants and a restricted stock unit grant was made. See footnote (10) Subsequent Events.

     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans prior to 1996 in limited situations, however, all of these grants have been previously exercised. Under the Plans, an aggregate of 232,000 shares of our Company’s common stock remained unreserved and available for issuance at March 30, 2008. In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005 and the 1997 Employee Stock Option Plan expired on June 24, 2007. Although incentives are no longer eligible for grant under these plans, each such plan will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated. On June 10, 2008, the 1998 Director Stock Option Plan will expire. Thereafter, incentives will no longer be eligible for grant under such Plan.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     Stock Options
     Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 30, 2007	399	$5.57
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 30, 2008	399	$5.57

Options Exercisable at March 30, 2008	374	$5.55

     Performance Shares
     Since fiscal 2005, all stock incentive awards for employees of the Company (whom we refer to as Associates), including officers, have taken the form of performance shares. We have a program under which management and certain director-level Associates may be granted performance shares under the 2005 Stock Incentive Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants is contingent upon the Company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant. Upon achieving the minimum percentage, and provided that the recipient remains an Associate during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is based upon the percentage of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.
     No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with this program, we recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statements of operations throughout the performance period.
     During the first quarter of fiscal 2008, we issued 54,325 shares out of the 2005-2007 performance share program, representing the achievement of approximately 91% of the target payout for this program. Recipients elected to forfeit 19,276 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 35,049 shares. As of March 30, 2008, we currently have three performance share programs in progress. All of these performance share awards qualify for equity-based treatment under Statement of Financial Accounting Standards (“SFAS”) No. 123R. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). The current status of our performance share programs as of March 30, 2008, is as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)

			Performance Shares	Performance Shares
	Performance	Performance Shares	(Outstanding assuming	(Outstanding assuming
Award Date	Share Program	(Originally Granted at 100%)	100% Payout Achieved)(1)(2)	200% Payout Achieved)(3)

12/29/2005	2006 — 2008	83,200	38,400	76,800
2/21/2007	2007 — 2009	96,100	55,800	111,600
12/31/2007	2008 — 2010	45,700	45,700	91,400

(1)	Net of forfeitures due to employee departures

(2)	Based on 100% EPS goal achieved

(3)	Based on 150% EPS goal achieved
     For each of the three programs currently in progress, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. If the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of Performance Shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” Performance Share amount).
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their annual incentive compensation or commissions, or their receipt of any compensation in the form of stock grants under the Company’s equity incentive plans or otherwise, for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the effective date of the election. Following expiration of the deferral period, stock units representing cash deferrals are re-converted into cash and paid to the executive. In accordance with SFAS No. 123R, the Deferred Stock Unit Plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases (i.e. “mark — to — market”).
     Several of our executives elected to defer a portion of their fiscal 2004 bonuses, the amount of which was determined on February 25, 2005, totaling approximately $77,000, (of which approximately $25,000 had been subsequently paid out), in accordance with the Deferred Stock Unit Plan. As a result of the increase in the share price of our common stock during the first quarter of fiscal 2006, we recognized approximately $8,000 of compensation expense related to these deferrals in our consolidated statement of operations for the first quarter ended April 2, 2006. These bonuses, including the original amount deferred and the amounts earned over the deferral period due to an increase in the stock price, were paid out during the first quarter of fiscal 2007.
     Several of our executives elected to defer a portion of their 2005 bonuses, the amount of which was determined on February 22, 2006, totaling approximately $56,000 (of which approximately $9,000 had been subsequently paid out), in accordance with the Deferred Stock Unit Plan. We had recognized income of approximately $2,000 related to these deferrals for the first quarter ended April 2, 2006. These bonuses, including the original amount deferred and the amounts earned over the deferral period, were paid out during the first quarter of fiscal 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
          One of our executives elected to defer for a two-year period, a portion of such executive’s fiscal 2006 bonus, the amount of which was determined on February 21, 2007, totaling approximately $71,000, in accordance with the Deferred Stock Unit Plan discussed above. We recognized income of approximately $2,000 related to this deferral in our consolidated statements of operations for the first quarter of fiscal 2007. Following the termination of executive’s employment with the Company in December 2007, and in accordance with the Deferred Stock Unit Plan, amounts in respect of the deferral were paid out in February 2008.
          Board of Directors’ Compensation
          In February 2007, we awarded our independent board members shares of common stock for their service on our board for fiscal 2007. These shares were unrestricted upon issuance, but required repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling their term of service. In total, 25,500 shares were issued on February 21, 2007, on which date the price of our common stock at the close of market was $18.74. The total compensation cost of approximately $478,000 was reflected in general and administrative expenses in our consolidated statement of operations for fiscal 2007, equally by quarter.
          In February 2008, we awarded our independent board members shares of common stock for their service on our board for fiscal 2008. These shares were unrestricted upon issuance, but require repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling their term of service. In total, 25,500 shares were issued on February 20, 2008, on which date the price of our common stock at the close of market was $10.42. The total compensation cost of approximately $266,000 was reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2008, and will be spread over the fiscal year equally by quarter.
          Common Share Repurchases
          On May 9, 2006, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock to be repurchased from time to time in both the open market or through privately negotiated transactions. As of April 1, 2007, we had repurchased approximately 676,800 shares under the program for approximately $10.5 million at an average market price of $15.48, excluding commissions. During the first quarter of fiscal 2007, we repurchased 65,400 of these shares under the program for approximately $1.2 million at an average market price of $18.08, excluding commissions. We completed this program in September 2007.
          On September 27, 2007, our Board of Directors authorized another stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock from time to time in both the open market or through privately negotiated transactions. As of March 30, 2008 we had repurchased 498,000 shares under this program for approximately $7.1 million at an average market price per share of $14.24, excluding commissions. During the first quarter of fiscal 2008, we repurchased 16,000 shares under the program for approximately $156,000 at an average price per share of $9.73.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(7) Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. We match 50.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $149,000 and $125,000 for the first quarter of fiscal years 2008 and 2007, respectively. The employer match was $46,000 and $38,000 for the first quarter of fiscal years 2008 and 2007, respectively. There were no discretionary contributions to the Plan during the first quarter of fiscal years 2008 or 2007.
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
     For the quarter ended March 30, 2008 and April 1, 2007, eligible participants contributed approximately $32,000 and $75,000 to the Plan, respectively, and the Company provided matching funds and interest of approximately $23,000 and $20,000, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(8) Supplemental Cash Flow Information

(in thousands)	Three Months Ended
	March 30,	April 1,
	2008	2007
Cash paid for interest	$483	$364

Cash paid for taxes	$8	$140

Non-cash investing and financing activities:
Reclassification of other current liabilities to assets held for sale	$—	$5

Accrue property and equipment purchases	$634	$505

Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$177	$153

Deferred tax asset related to tax benefit of stock options exercised	$—	$(59)

Issuance of common stock to independent board members	$266	$478

(9) Recent Accounting Pronouncements
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
     On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for the Company as of December 31, 2007. The impact of adopting this pronouncement had no effect on our consolidated financial statements because we did not elect the fair value option for any financial assets or liabilities.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we have adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(10) Subsequent Events
     Amended Credit Agreement
     On April 17, 2008 the company amended its credit agreement with Wells Fargo Bank. The new agreement increases the maximum aggregate loan commitment from $20.0 million to $30.0 million, with an opportunity, subject to the company meeting identified covenants and elections, to increase the commitment to $50.0 million. Approved loan commitment increases must be in minimum increments of $5.0 million, and no more than two such increases may be requested during the term of the proposed Credit Agreement. The maturity date on the facility has been extended five years to April 17, 2013.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (2.25% at March 30, 2008) plus 0.5% or Wells Fargo’s prime rate (5.25% at March 30, 2008). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of March 30, 2008, was 0.25%. An increase option exercise fee of 0.025% will apply to increased amounts between $30.0 million and $50.0 million.
     Various financial covenants have been updated with new maximum target capital expenditures, cash flow ratios, and adjustment leverage ratios. In addition, capital expenditure limits now include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the agreement). Additionally, a new financial covenant regarding a limit to franchise royalty receivables aged more than 30 days is applicable if a specified level of the adjusted leverage ratio is reached.
     New President and CEO Equity Compensation
     On April 21, 2008, Wilson L. Craft commenced employment with the Company serving as its President and Chief Executive Officer. Also on April 21, 2008, and pursuant to the agreement governing Mr. Craft’s employment, the Company granted Mr. Craft 100,000 restricted stock units having an aggregate grant date fair value of $925,000. These restricted stock units will vest in three equal annual installments on the three, four and five year anniversaries of the grant date provided that Mr. Craft remains employed by the Company through the applicable vesting date, and will vest in its entirety upon a “change of control” as defined in the employment agreement.
     In accordance with FASB Statement No. 123R, the compensation expense for this grant will be recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations commencing in the second quarter of fiscal 2008 and continuing through the applicable service period, which expires in the second quarter of fiscal 2012. In addition, the Company granted Mr. Craft 33,100 performance shares under the Company’s 2008-2010 Performance Share Program, subject to the same terms and conditions that apply to all grants made under that same program. The compensation expense for this grant of approximately $306,000 based on the closing stock price on the date of grant April 21, 2008, and will be recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations for fiscal 2008 through fiscal 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of March 30, 2008, there were 168 Famous Dave’s restaurants operating in 35 states, including 45 company-owned restaurants and 123 franchise-operated restaurants. An additional 141 franchise restaurants were in various stages of development as of March 30, 2008.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 28, 2008 (fiscal 2008) and December 30, 2007 (fiscal 2007), are both 52 week fiscal years.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure the territory consists of a non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our obligations. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, most new franchises pay us a royalty of 5% of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, seasonings, rubs, and marinades. Other revenue includes opening assistance and training we provide to our franchise partners. Costs and expenses associated with these services are included in general and administrative expense. Our measures of comparable sales represent net sales for restaurants open year-round for at least 24 and 18 months, respectively.
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
     The following table presents items in our consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods(3):
FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
OPERATING RESULTS
(unaudited)

	Three Months Ended
	March 20,	April 1,
	2008	2007
Food and beverage costs (1)	30.6%	30.5%
Labor and benefits (1)	31.4%	30.0%
Operating expenses (1)	25.6%	24.8%
Depreciation & amortization (restaurant level) (1)	4.6%	4.1%
Depreciation & amortization (corporate level) (2)	0.3%	0.4%
General and administrative (2)	13.8%	14.2%
Pre-opening expenses & net (gain) loss on disposal of property (1)	0.9%	0.1%

Total costs and expenses (2)	94.8%	91.6%
Income from operations (2)	5.2%	8.3%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted a loss of $18,000 and $12,000 for the first quarter of fiscal 2008 and fiscal 2007, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 30, 2007.
     Total Revenue
     Total revenue of approximately $33.7 million for the first quarter of fiscal 2008 increased approximately $4.7 million or 16.2% over revenue of approximately $29.0 million for the comparable quarter in fiscal 2007. This increase reflects a 14.2% increase in franchise royalty revenue and a 17.3% increase in company-owned restaurant sales.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Restaurant Sales, net
     Restaurant sales for the first quarter of fiscal 2008 were $29.2 million, compared to $24.9 million for the same period in fiscal 2007, reflecting a 17.3% increase. This increase is largely the impact of opening five new company-owned restaurants since the first quarter of 2007, an approximate 3% weighted average impact of price increases that the company has taken since June 2007, and a comparable sales increase.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.3 million for the first quarter of fiscal 2008, representing a 8.0% increase over the comparable period of 2007, primarily reflecting increased royalties. Royalty revenue, which is based on a percent of franchise-operated restaurant net sales, increased 14.2% reflecting the 18 net franchise restaurants that opened since the first quarter of fiscal 2007. There were 123 franchise-operated restaurants opened at March 30, 2008 compared to 104 at April 1, 2007.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2008, the licensing royalty revenue was approximately $79,000 compared to approximately $72,000 for the comparable period of fiscal 2007. Other revenue for the fiscal 2008 first quarter was approximately $107,000 compared to $26,000 for the comparable prior year quarter. The increase in other revenue is due to the opening of three restaurants during the first quarter of 2008 compared to only one restaurant opening in the first quarter of 2007. The amount of other revenue is expected to remain essentially flat for fiscal 2008 based on the level of opening assistance we may be required to provide during the remaining franchised openings planned for the latter half of fiscal 2008.
     Same Store Net Sales
     Beginning with the first quarter of 2008, we will be providing both 24 month and 18 month same store net sales information. We believe we have a longer honeymoon period than typical casual dining driven by high initial trial and broad reach when we open a restaurant. Accordingly, in the first quarter of fiscal 2008 we are using a 24 month comparable sales calculation, intended to provide a more appropriate measure of performance. It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 18 months or 24 months, respectively. Same store net sales for company-owned restaurants open at least 24 months for the first quarter of fiscal 2008 increased 3.6%, compared to fiscal 2007’s first quarter decrease of 0.9%. For the first quarter of fiscal 2008 there were 36 restaurants included in the company-owned 24 month comparable sales base and 37 for the first quarter of fiscal 2007. The favorable impact of price increases, our advertising initiatives, and the success of our LTOs, contributed to the profitable comparable store sales. There was some offset effect of the 1% comparable sales negative impact from the shift of Easter from the second quarter of 2007 to the first quarter of 2008. In addition, unseasonably cold weather in March caused a decline in customer traffic. There were also several caterings that took place in the first quarter of 2007 that were not repeated.
     Same store net sales for company-owned restaurants open at least 18 months for the first quarter of fiscal 2008 increased 3.2%, compared to fiscal 2007’s first quarter decrease of 0.9%. For the first quarter of fiscal 2008, there were 39 restaurants included in the company-owned 18 month comparable sales base and 37 for the first quarter of fiscal 2007.
     Same store net sales on a 24 month basis for franchise-operated restaurants for the first quarter of 2008 decreased 3.2% in both the first quarter of fiscal 2008 and 2007. For the first quarter of 2008 and 2007 there

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
were 78 and 56 restaurants, respectively, included in the franchise-operated 24 month comparable sales base. Much of the decline in the first quarter of fiscal 2008 reflects the economic challenges being faced in certain franchise markets. Four states representing 22 franchise-operated restaurants accounted for almost 60% of the decline for franchise comparable sales.
     Same store net sales on an 18 month basis for franchise-operated restaurants for the first quarter of 2008 decreased 4.8%, compared to a decrease of 5.1% for the first quarter of fiscal 2007. For the first quarter of 2008 and 2007 there were 89 and 70 restaurants, respectively, included in the franchise-operated 18 month comparable sales base.
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2008 and fiscal 2007:

	Three Months Ended
	March 30,	April 1,
	2008	2007
Average Weekly Net Sales (AWS):
Company-Owned	$50,512	$46,794
Full-Service	$52,844	$48,879
Counter-Service	$35,534	$34,632

Franchise-Operated	$55,684	$56,018

AWS 2005 and Post 2005:
Company-Owned	$68,065	$69,192
Franchise-Operated	$63,297	$66,315
AWS Pre-2005: (1)
Company-Owned	$46,349	$44,373
Franchise-Operated	$47,012	$47,847

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the post-fiscal 2005, timeframes.

Operating Weeks:
Company-Owned	579	533

Franchise-Operated	1,538	1,326
     We continue to demonstrate our category leadership in off-premise sales. Catering and “TO GO” accounted for approximately 29.2% of 2008’s first quarter sales compared with approximately 29.9% for the first quarter of 2007, with the decline in the percentage reflecting the loss of several, significant, weather-related catering orders from the first quarter of 2007 that were not repeated in 2008.
     Food and Beverage Costs
     Food and beverage costs for the first three months of fiscal 2008 were approximately $8.9 million or 30.6% of net restaurant sales, compared to approximately $7.6 million or 30.5% of net restaurant sales for the first three months of fiscal 2007. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.5% compared to 10.0% for the first quarter of fiscal years 2008 and 2007, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     We anticipate that food costs, as a percent of net restaurant sales, will be 30-40 basis points higher over the first half of fiscal 2008 than the prior year comparable period. Our annual pork contract extends through December 2008 and resulted in a 1.0% price increase for fiscal 2008. Our poultry contract pricing negotiated in January 2008 resulted in an increase of 12% through August 2008. Our brisket contract, which runs from January to July 2008, is essentially flat for the first half of fiscal 2008 as compared to prior year. We expect some favorability in brisket pricing during the last half of fiscal 2008. Our hamburger contract, which runs from January to December 2008, is essentially flat to 2007. We continue to watch the brisket and chicken markets closely. For the remainder of the year, we expect to minimize the impact from these higher costs through rebates from food and beverage vendors that had previously gone to the National Ad fund, of which approximately $112,000 was recorded in the first quarter of 2008. We will also offer LTOs with higher margins, in addition to taking a price increase in June.
     Labor and Benefits Costs
     Labor and benefits costs for the three months ended March 30, 2008 were approximately $9.2 million or 31.4% of net restaurant sales, compared to approximately $7.5 million or 30.0% of net restaurant sales for the three months ended April 1, 2007. The increase in the percentage from the prior year reflects a prior year worker’s compensation insurance credit adjustment that was approximately $105,000 higher than the current year adjustment. Additionally, unseasonably cold weather in many of our core markets led to increased labor costs as a percentage of sales due to unexpected declines in guest traffic. Also, higher labor costs due to inefficiencies during the first 12-14 weeks of operation were associated with opening five new company-owned restaurants since September 2007. For 2008, we expect labor and benefit costs as a percentage of net restaurant sales to increase 30-40 basis points over 2007 levels primarily as a result of higher labor costs for our 2008 openings, in addition to increases in the federal, and various state minimum wage rates.
     Operating Expenses
     Operating expenses for the first quarter of fiscal 2008 were approximately $7.5 million or 25.6% of net restaurant sales, compared to operating expenses of approximately $6.2 million or 24.8% of net restaurant sales for the first quarter of fiscal 2007. The increase in restaurant level operating expenses as a percentage of restaurant sales for the first quarter of fiscal 2008 is primarily due to higher advertising costs resulting from an increase in the number of markets in which we advertised. In addition, unseasonably cold weather in many of our core markets led to higher utility costs. During fiscal 2008, operating expenses as a percentage of net restaurant sales are expected to be relatively flat from the percentage for fiscal 2007. Fiscal 2008 advertising expenses are expected to be approximately 3.5% of net restaurant sales, which include 1% to be contributed to the national advertising fund.
     Depreciation and Amortization
     Depreciation and amortization expense for the first quarter of 2008 was approximately $1.5 million or 4.3% of total revenue, compared to the first quarter of 2007 at approximately $1.2 million or 4.0% of total revenue. Depreciation and amortization increased year-over-year due to capital invested toward the opening of five new restaurants opened since September 2007 and the result of the reclassification of assets previously held for sale to assets held and used. During fiscal 2008, depreciation and amortization is expected to increase modestly from fiscal 2007 levels due to expected capital expenditures of approximately $17.5 million for new and existing company-owned restaurants and other infrastructure projects.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. We had pre-opening expenses of approximately $254,000 in the first quarter of 2008

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
and approximately $6,000 in the first quarter of 2007. We plan to open up to six company-owned restaurants in fiscal 2008 with total pre-opening costs estimated at approximately $275,000 per restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening which will vary based on lease terms.
     General and Administrative Expenses
     General and administrative expenses for the first quarter of 2008 were approximately $4.7 million or 13.8% of total revenue, compared to approximately $4.1 million or 14.2% of total revenue for the first quarter of fiscal 2007. General and administrative expenses as a percent of total revenue, excluding stock-based compensation, were 13.0% for the first quarter of 2008 and 12.4% for the first quarter of 2007. General and administrative expenses for the first quarter of 2008 included approximately $200,000 in executive search fees. We also elected to establish a bad debt reserve related to franchise receivables totaling approximately $234,000 in the first quarter of 2008. Including the recent grant of restricted stock units and performance shares to our new President and Chief Executive Officer, we are expecting stock-based compensation to be approximately $1.3 million in fiscal 2008, as follows (in thousands):

Performance	Restricted	Board of Directors	Unvested Stock
Shares	Stock Units	Shares	Options	Total
$800	$130	$265	$85	$1,280
     During fiscal 2008, we expect general and administrative expenses, as a percentage of total revenue, to remain flat to the percentage for the prior year comparable period.
     Loss on Early Extinguishment of Debt
     During the first quarter of fiscal 2007, we repaid approximately $1.0 million in notes payable related to our Tulsa, Oklahoma company-owned restaurant early which resulted in an approximate $12,000 non-cash charge to write-off deferred financing fees.
     Interest Expense
     Interest expense was approximately $511,000 or 1.5% of total revenue for the first three months of fiscal 2008, compared to approximately $363,000 or 1.3% of total revenue for the comparable first three months of fiscal 2007. This was due to a higher average balance on our revolver. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan. For fiscal 2008, we expect interest expense to be higher than fiscal 2007 levels due to interest on our line of credit which had a balance of $12.5 million as of March 30, 2008.
     Interest Income
     Interest income was approximately $58,000 and $76,000 for the first three months of fiscal 2008 and fiscal 2007, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2008 interest income to decrease compared to fiscal 2007 levels due to lower cash balances, with cash being utilized for construction of up to six company-owned restaurants, our share buy-back program, and other general capital needs.
     Provision for Income Taxes
     For the first quarter of 2008, we recorded an estimated provision for income taxes of approximately $450,000 or 35% of income before income taxes, compared to a tax provision of approximately $720,000, or

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
approximately 34% of income before income taxes, for the first quarter of 2007. We estimate a tax provision of 34% for fiscal 2008.
     Basic and Diluted Net Income Per Common Share
     Net income for the three months ended March 30, 2008 was approximately $835,000 or $0.09 per basic and diluted share on approximately 9,611,000 weighted average basic shares outstanding and 9,773,000 weighted average diluted shares outstanding. Net income for the three months ended April 1, 2007 was approximately $1.4 million or $0.14 per basic share on approximately 10,130,000 weighted average basic shares outstanding and $0.13 per diluted share on approximately 10,492,000 weighted average diluted shares outstanding.
Financial Condition, Liquidity and Capital Resources
     During the first quarter of 2008, our balance of unrestricted cash and cash equivalents was approximately $2.0 million, compared to the fiscal 2007 year-end balance of approximately $1.5 million.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.25 at March 30, 2008 and 0.51 at April 1, 2007. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to borrowings on our line of credit used primarily for capital expenditures.
     Net cash provided by operations for the first quarter of 2008 was approximately $3.6 million. Cash provided during the first quarter of fiscal 2008 was primarily from depreciation and amortization of approximately $1.5 million, net income of approximately $835,000, a decline in restricted cash of approximately $1.2 million and a decrease in accounts receivable of $865,000. In addition, there were increases in stock based compensation of $281,000. These net increases were partially offset by an approximate $1.1 million decrease in accounts payable.
     Net cash provided by operations for the first quarter of 2007 was approximately $4.2 million. Cash provided during the first quarter of fiscal 2007 was primarily from net income of approximately $1.4 million, depreciation and amortization of approximately $1.2 million, an increase in accounts payable of $902,000, utilization of our deferred tax asset of approximately $595,000, and stock-based compensation of approximately $540,000. These increases were particularly offset by an increase in restricted cash of $619,000 and a decrease in accrued compensation and benefits of $610,000.
     Net cash used for investing activities was approximately $2.3 million for the first quarter of fiscal 2008 and $1.3 million for the first quarter of fiscal 2007. During the first quarter of 2008, we used approximately $2.4 million for capital expenditures primarily related to the construction of our new restaurants. During the first quarter of fiscal 2007, we used approximately $1.4 million for capital expenditures primarily related to the construction of our new restaurants. In fiscal 2008, we expect capital expenditures to be approximately $17.5 million, which will consist of costs related to the construction of up to six new company-owned restaurants, information technology infrastructure projects, and normal capital expenditures for existing restaurants.
     Net cash used for financing activities was approximately $764,000 in the first quarter of fiscal 2008 and approximately $1.1 million for the first quarter of fiscal 2007. During the first quarter of 2008, we had draws of $5.5 million on our line of credit and had repayments of $6.0 million. In addition, we repaid approximately $93,000 of debt and repurchased 16,000 of our shares for approximately $156,000, including commissions. During the first quarter of fiscal 2007, we made payments on long-term debt of approximately $1.1 million, borrowed $3.5 million and repaid $2.5 million on our line of credit. In addition, we received

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
proceeds from stock options exercised and tax benefits from stock options exercised of approximately $161,000. Also during the first quarter of fiscal 2007, we repurchased 65,400 shares of our common stock under our share repurchase program for approximately $1.2 million.
     On April 17, 2008, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, which amended and restated an agreement previously entered into by the company on July 31, 2006, increased the Company’s existing revolving credit facility from $20.0 million to $30.0 million (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million. The maturity date on the facility has been extended five years to April 17, 2013.
     Principal amounts outstanding under the facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (2.25% at March 30, 2008) plus 0.5% or Wells Fargo’s prime rate (5.25% at March 30, 2008). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of March 30, 2008, was 0.25%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases, as well as the repurchase of shares under our share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. Various financial covenants have been updated with new maximum target capital expenditures, cash flow ratios, and adjustment leverage ratios. In addition, capital expenditure limits now include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 in aggregate during the term of the agreement). Additionally, a new financial covenant regarding a limit to franchise royalty receivables aged more than 30 days is applicable if a specified level of the adjusted leverage ratio is reached. We were in compliance with all covenants under the Facility as of March 30, 2008 and December 30, 2007.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time after the second anniversary of the effective date. We had $12.5 million in borrowings under this Facility and had $500,000 in Letters of Credit required by our fiscal 2005 self-funded, medical insurance policy, which reduced our borrowing capacity under the Facility, as of March 30, 2008. We had $1.0 million in borrowings under this Facility and had $500,000 in Letters of Credit as of April 1, 2007, as required by our fiscal 2005 self-funded medical insurance policy.
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our expanded credit facility. We expect capital expenditures of approximately $17.5 million in 2008 for the construction of up to six new restaurants, corporate infrastructure, and normal capital expenditures for existing restaurants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations
     See Notes 7, 8, and 9 to our Consolidated Financial Statements in our Fiscal 2007 Annual Report on Form 10-K for the details of our contractual obligations.
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of March 30, 2008 and December 30, 2007, we were in compliance with both of the covenants.
Critical Accounting Policies
     Our significant accounting policies are described in Note One to the consolidated financial statements included in our Annual Report for the year ended December 30, 2007. The accounting policies used in preparing our interim 2008 consolidated financial statements are the same as those described in our Annual Report.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestrictive cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of March 30, 2008 was approximately $11.6 million, including financing lease obligations. All of the outstanding long-term debt is subject to fixed interest rates.
     On April 17, 2008 the Company amended its credit agreement with Wells Fargo Bank. The new agreement increases the maximum aggregate loan commitment from $20.0 million to $30.0 million, with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million. Approved loan commitment increases must be in minimum increments of $5.0 million, and no more than two such increases may be requested during the term of the proposed Credit Agreement. The maturity date on the facility has been extended five years to April 17, 2013.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (2.25% at March 30, 2008) plus 0.5% or Wells Fargo’s prime rate (5.25% at March 30, 2008). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of March 30, 2008, was 0.25%. An increase option exercise fee of 0.025% will apply to increased amounts between $30.0 million and $50.0 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Various financial covenants have been updated with new maximum target capital expenditures, cash flow ratios, and adjustment leverage ratios. In addition, capital expenditure limits now include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the agreement). Additionally, a new financial covenant regarding a limit to franchise royalty receivables aged more than 30 days is applicable if a specified level of the adjusted leverage ratio is reached.
     Some of the products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-price purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.
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
     There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the end of the period covered by this report.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Purchases of Equity Securities by the Issuer
     On September 27, 2007, our Board of Directors adopted a stock repurchase plan that authorized the repurchase of up to an additional 1.0 million shares of our common stock. The plan authorized us to purchase shares from time-to-time in both the open market or through privately negotiated transactions. We expect to fund repurchases from the Company’s available working capital and through sources such as the Company’s credit facility.
     As of March 30, 2008, we had repurchased 498,456 shares under this program for approximately $7.1 million, or an average market price per share of $14.24, excluding commissions. All share repurchases under this plan were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.
     The following table includes information about our share repurchases for the first quarter ended March 30, 2008.

				Total Number of Maximum Number
			Shares	(or Approximate Dollar
	Total		(or Units)	Value) of Shares
	Number of	Average	Purchased as Part	(or Units)
	Shares	Price Paid	of Publicly	that May Yet be
	(or Units)	per Share(1)	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
Month #1 (December 31, 2007 – January 27, 2008)	-0-	$—	-0-	517,544
Month #2 (January 28, 2008 – February 24, 2008)	-0-	$—	-0-	517,544
Month #3 (February 25, 2008 – March 30, 2008)	16,000	$9.73	498,456	501,544

(1)	Excluding Commissions

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS
10.1	Employee Stock Purchase Plan Dated January 1, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: May 9, 2008	By:	/s/ Wilson L. Craft
Wilson L. Craft
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2008		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)