Form 10-Q
period 2008-06-29
FAMOUS DAVES OF AMERICA INC
filed 2008-08-08
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2008

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
As of August 5, 2008, 9,250,324 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets As of June 29, 2008 and December 30, 2007	3

	Consolidated Statements of Operations For the three and six months ended June 29, 2008 and July 1, 2007	4

	Consolidated Statements of Cash Flows For the six months ended June 29, 2008 and July 1, 2007	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 4	Submission of Matters to a Vote of Security Holders	29

Item 5	Other Information	30

Item 6	Exhibits	31

	SIGNATURES

	CERTIFICATIONS
Amended and Restated 2005 Stock Incentive Plan
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certifications
Press Release

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 29, 2008 AND DECEMBER 30, 2007
(in thousands, except share and per-share data)

	June 29,	December 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,015	$1,538
Restricted cash	1,531	2,420
Accounts receivable, net	5,088	5,098
Inventories	2,096	1,987
Deferred tax asset	933	1,643
Prepaid expenses and other current assets	1,100	1,477
Notes receivable	75	92

Total current assets	11,838	14,255

Property, equipment and leasehold improvements, net	57,737	57,243

Other assets:
Notes receivable, less current portion	1,135	1,165
Deferred tax asset, less current portion	511	511
Other assets	821	768

	$72,042	$73,942

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$10,500	$13,000
Current portion of long-term debt	409	270
Accounts payable	6,116	6,647
Accrued compensation and benefits	2,449	3,011
Other current liabilities	3,322	5,157

Total current liabilities	22,796	28,085

Long-term liabilities:
Long-term debt, less current portion	6,753	6,899
Financing leases	4,727	4,794
Other liabilities	3,994	3,764

Total liabilities	38,270	43,542

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 9,650,000 and 9,606,000 shares issued and outstanding at June 29, 2008 and December 30, 2007, respectively	97	96
Additional paid-in capital	21,292	21,028
Retained earnings	12,383	9,276

Total shareholders’ equity	33,772	30,400

	$72,042	$73,942

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
JUNE 29, 2008 AND JULY 1, 2007
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Revenue:
Restaurant sales, net	$33,565	$28,726	$62,812	$53,667
Franchise royalty revenue	4,661	4,132	8,828	7,781
Franchise fee revenue	232	241	347	556
Licensing and other revenue	316	436	502	534

Total revenue	38,774	33,535	72,489	62,538

Costs and expenses:
Food and beverage costs	10,292	8,661	19,231	16,272
Labor and benefits	9,728	8,323	18,910	15,803
Operating expenses	9,172	7,261	16,665	13,454
Depreciation and amortization	1,268	1,130	2,729	2,285
General and administrative expenses	4,380	4,573	9,033	8,696
Pre-opening expenses	49	36	303	42
Loss on disposal of property	12	82	6	100

Total costs and expenses	34,901	30,066	66,877	56,652

Income from operations	3,873	3,469	5,612	5,886

Other expense:
Loss on early extinguishment of debt	—	—	—	(12)
Interest expense	(463)	(350)	(974)	(713)
Interest income	41	77	99	153
Other (expense) income, net	(29)	38	(30)	42

Total other expense	(451)	(235)	(905)	(530)

Income before income taxes	3,422	3,234	4,707	5,356

Income tax expense	(1,150)	(1,095)	(1,600)	(1,815)

Net income	$2,272	$2,139	$3,107	$3,541

Basic net income per common share	$0.24	$0.21	$0.32	$0.35

Diluted net income per common share	$0.23	$0.21	$0.32	$0.34

Weighted average common shares outstanding — basic	9,633,000	10,068,000	9,622,000	10,099,000

Weighted average common shares outstanding — diluted	9,795,000	10,431,000	9,784,000	10,459,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 29, 2008 AND JULY 1, 2007
(in thousands)
(Unaudited)

	Six Months Ended
	June 29,	July 1,
	2008	2007
Cash flows from operating activities
Net income	$3,107	$3,541
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,729	2,285
Amortization of deferred financing costs	(4)	28
Loss on disposal of property	6	100
Gain on elimination of liability	—	(49)
Loss on early extinguishment of debt	—	12
Deferred income taxes	709	216
Deferred rent	258	150
Stock-based compensation	597	1,024
Changes in operating assets and liabilities:
Restricted cash	889	47
Accounts receivable, net	10	(329)
Inventories	(109)	(30)
Prepaid expenses and other current assets	377	552
Deposits	(15)	23
Accounts payable	(531)	(360)
Accrued compensation and benefits	(738)	(531)
Other current liabilities	(534)	4
Long-term deferred compensation	(27)	136

Cash flows provided by operations	6,724	6,819

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(4,418)	(3,415)
Sale of restaurant to franchise partner	—	1,753
Payments received on notes receivable	47	90

Cash flows used for investing activities	(4,371)	(1,572)

Cash flows from financing activities:
Payments for debt issuance costs	(34)	—
Proceeds from draws on line of credit	9,500	5,500
Payments on line of credit	(12,000)	(5,500)
Payments on long-term debt and financing leases	(186)	(1,073)
Proceeds from exercise of stock options	—	158
Tax benefit of stock-options exercised	—	121
Repurchase of common stock	(156)	(2,973)

Cash flows used for financing activities	(2,876)	(3,767)

(Decrease) Increase in cash and cash equivalents	(523)	1,480

Cash and cash equivalents, beginning of period	1,538	1,455

Cash and cash equivalents, end of period	$1,015	$2,935

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of June 29, 2008, there were 170 restaurants operating in 34 states, including 45 company-owned restaurants and 125 franchise-operated restaurants. An additional 118 franchise restaurants were committed to be developed through signed area development agreements at June 29, 2008.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of June 29, 2008 and December 30, 2007 and for the three and six month periods ended June 29, 2008 and July 1, 2007. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2007 as filed with the SEC. Certain reclassifications have been made to prior periods to conform to the current presentation.
     Due to the seasonality of our business, revenue and operating results for the three and six months ended June 29, 2008 are not necessarily indicative of the results to be expected for the full year.
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
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months		Six Months
	Ended		Ended
	June 29,	July 1,	June 29,	July 1,
(in thousands, except per-share data)	2008	2007	2008	2007
Net income per common share – basic:
Net income	$2,272	$2,139	$3,107	$3,541
Weighted average shares outstanding	9,633	10,068	9,622	10,099
Net income per common share – basic	$0.24	$0.21	$0.32	$0.35

Net income per common share – diluted:
Net income	$2,272	$2,139	$3,107	$3,541
Weighted average shares outstanding	9,633	10,068	9,622	10,099
Dilutive impact of common stock equivalents outstanding	162	363	162	360

Adjusted weighted average shares outstanding	9,795	10,431	9,784	10,459

Net income per common share – diluted	$0.23	$0.21	$0.32	$0.34

     All options outstanding except 30,500, which were anti-dilutive, were used in the computation of diluted earnings per common share for the three and six months ended June 29, 2008. All options outstanding as of July 1, 2007 were used in the computation of diluted earnings per common share for the three and six months ended July 1, 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Allowance for Doubtful Accounts
     In the first quarter of fiscal 2008 we established a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and will be adjusted each quarter based on past due receivable balances. Any changes to the reserve are recorded in general and administrative expenses. During the second quarter, the accounts receivable balance for a franchise partner was deemed uncollectable and written off which resulted in approximately $90,000 of bad debt expense. The reserve balance as of June 29, 2008 is $30,000.
(4) Public Relations and Marketing Development Fund and Restricted Cash
     In fiscal 2004, we established a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 1.0%, to a fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of June 29, 2008 and December 30, 2007. As of June 29, 2008 and December 30, 2007, we had approximately $1.5 million and $2.4 million in this fund, respectively.
(5) Credit Facility
     On April 17, 2008 the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association as administrative agent and lender (the “Lender”). The Credit Agreement, which amended an agreement previously entered into by the Company on July 31, 2006, increased the maximum aggregate loan commitment from $20.0 million to $30.0 million, with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million (the “Facility”). Approved loan commitment increases must be in minimum increments of $5.0 million, and no more than two such increases may be requested during the term of the proposed Credit Agreement. The maturity date on the facility was extended five years to April 17, 2013.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (2.00% at June 29, 2008) plus 0.5% or Wells Fargo’s prime rate (5.00% at June 29, 2008). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of June 29, 2008, was 0.25%. An increase option exercise fee of 0.025% will apply to increased amounts between $30.0 million and $50.0 million.
     The Company expects to use borrowings under the Facility for general working capital purposes, as well as for the repurchase of shares under the Company’s share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants with maximum target capital expenditures, cash flow ratios,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Credit Facility (continued)
and adjustment leverage ratios. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the Facility). Additionally, the Facility includes a new financial covenant regarding a limit to franchise royalty receivables aged more than 30 days, that is applicable if a specified level of the adjusted leverage ratio is reached. We were in compliance with all covenants under the Facility as of June 29, 2008 and December 30, 2007.
     In addition to changes in the aggregate loan amount and applicable interest rates, the Amended and Restated Credit Agreement provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing our availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time. We had $10.5 million in borrowings under this Facility, and had $150,000 in Letters of Credit as of June 29, 2008 as required by our fiscal 2005 self-funded medical insurance policy. As of December 30, 2007 we had $13.0 million in borrowings under this Facility and had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy.
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the three and six months of fiscal years 2008 and 2007, respectively, as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(in thousands)	2008	2007	2008	2007
Performance Share Programs:
Fiscal 2005 – 2007 (1)	$—	$85	$—	$186
Fiscal 2006 – 2008 (1)	19	68	55	135
Fiscal 2007 – 2009 (1)	87	150	174	300
Fiscal 2008 – 2010 (2)	85	—	137	—

Performance Shares	$191	303	$366	$621

Director Shares	67	119	133	239
Stock Options(1)	22	62	62	164
Restricted Stock Units (2)	36	—	36	—
Deferred Stock Units	—	16	—	13

	$316	$500	$597	$1,037

(1)
In December 2007, our Chief Executive Officer ceased employment with the Company. As a result, we adjusted our performance share expense under these programs and stock option expense in the fourth quarter of fiscal 2007 to reflect the cancellation of these unearned grants.

(2)	We hired a new Chief Executive Officer and his employment commenced on April 21, 2008, at which time, performance share grants and a restricted stock unit grant was made.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans prior to 1996 in limited situations, however, all of these grants have been previously exercised. Under the Plans, an aggregate of 546,300 shares of our Company’s common stock remained unreserved and available for issuance at June 29, 2008. In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, the 1997 Employee Stock Option Plan expired on June 24, 2007, and the 1998 Director Stock Option Plan expired on June 10, 2008. Although incentives are no longer eligible for grant under these plans, each such plan will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated.
     Stock Options
     Information regarding our Company’s stock options is summarized below:

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Outstanding at December 30, 2007	399	$5.57
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 30, 2008	399	$5.57
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at June 29, 2008	399	$5.57

Options Exercisable at June 29, 2008	382	$5.57

     Performance Shares
     Since fiscal 2005, all stock incentive awards for employees of the Company (whom we refer to as Associates), including officers, have taken the form of performance shares. We have programs under which management and certain director-level Associates may be granted performance shares under the 2005 Stock Incentive Plan, subject to certain contingencies. Under these programs, issuance of the shares underlying the performance share grants is contingent upon the Company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant (the “Cumulative EPS Goals”). Upon achieving the minimum percentage, and provided that the recipient remains an Associate during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is based upon the percentage of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with these programs, we recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statements of operations throughout the performance period.
     During the first quarter of fiscal 2008, we issued 54,325 shares out of the 2005-2007 performance share program, representing the achievement of approximately 91% of the target payout for this program. Recipients elected to forfeit 19,276 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 35,049 shares. As of June 29, 2008, we currently have three performance share programs in progress. All performance share awards granted under the programs qualify for equity-based treatment under Statement of Financial Accounting Standards (“SFAS”) No. 123R. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). The current status of our performance share programs as of June 29, 2008, is as follows:

			Target No. of	Maximum No. of
			Performance Shares	Performance Shares
	Performance	Performance Shares	(Issuable assuming	(Issuable assuming
Award Date	Share Program	(Originally Granted at 100%)	100% Payout Achieved) (1) (2)	200% Payout Achieved) (3)

12/29/2005	2006 – 2008	83,200	38,400	76,800
02/21/2007	2007 – 2009	96,100	55,800	111,600
12/31/2007	2008 – 2010	45,700	45,700	91,400
04/21/2008 (4)	2008 – 2010	33,100	33,100	66,200

(1)	Net of forfeitures due to employee departures

(2)	Based on 100% EPS goal achieved

(3)	Based on 150% EPS goal achieved

(4)
Upon commencement of employment, the Company granted Mr. Craft 33,100 performance shares under the Company’s 2008-2010 Performance Share Program, subject to the same terms and conditions that apply to all grants made under that same program. The compensation expense of approximately $306,000 for this grant is based on the closing stock price on the date of grant April 21, 2008, and will be recognized in equal quarterly installments in general and administrative expense in our consolidated statements of operations for fiscal 2008 through fiscal 2010.

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
     Restricted Stock Units
     On April 21, 2008, Wilson L. Craft commenced employment with the Company serving as its President and Chief Executive Officer. Also on April 21, 2008, and pursuant to the agreement governing Mr. Craft’s employment, the Company granted Mr. Craft 100,000 restricted stock units having an aggregate grant date fair value of $925,000. These restricted stock units will vest in three equal annual installments on the three, four and five year anniversaries of the grant date provided that Mr. Craft remains employed by the Company

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
through the applicable vesting date, and will vest in its entirety upon a “change of control” as defined in the employment agreement. In accordance with SFAS No. 123R, the compensation expense for this grant will be recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations commencing in the second quarter of fiscal 2008 and continuing through the applicable service period, which expires in the second quarter of fiscal 2012.
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
     One of our executives elected to defer for a two-year period, a portion of such executive’s fiscal 2006 bonus, the amount of which was determined on February 21, 2007, totaling approximately $71,000, in accordance with the Deferred Stock Unit Plan discussed above. We recognized expense of approximately $16,000 and $13,000 for the three and six months ended July 1, 2007, respectfully, related to this bonus deferral in our consolidated statements of operations. Following the termination of the executive’s employment with the Company in December 2007, and in accordance with the Deferred Stock Unit Plan, all amounts that had been deferred, were paid out in February 2008.
     Board of Directors’ Compensation
     In February 2008, we awarded our independent board members shares of common stock for their service on our board for fiscal 2008. These shares were unrestricted upon issuance, but require repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling his or her term of service. In total, 25,500 shares were issued on February 20, 2008, on which date the price of our common stock at the close of market was $10.42. The total compensation cost of approximately $266,000 will be reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2008, and will be recognized over the fiscal year equally by quarter.
     In February 2007, we awarded our independent board members shares of common stock for their service on our board for fiscal 2007. These shares were unrestricted upon issuance, but required repayment of the prorated portion or equivalent value thereof, in cash, in the event the board member did not fulfill his or her term of service. All board members had fulfilled their term of service for fiscal 2007. In total, 25,500 shares were issued on February 21, 2007, on which date the price of our common stock at the close of market was $18.74. The total compensation cost of approximately $478,000 was reflected in general and administrative expenses in our consolidated statement of operations for fiscal 2007, equally by quarter.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     Common Share Repurchases
     On September 27, 2007, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock from time to time in both the open market or through privately negotiated transactions. As of June 29, 2008 we had repurchased 498,456 shares under this program for approximately $7.1 million at an average market price per share of $14.24, excluding commissions. During the second quarter of fiscal 2008, we repurchased no shares under the program, however, for the six months ended June 29, 2008, we repurchased 16,000 shares under the program for approximately $156,000 at an average market price of $9.73, excluding commissions.
(7) Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. We match 50.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $155,000 and $145,000 for the second quarter of fiscal years 2008 and 2007, respectively. The employer match was $46,000 and $43,000 for the second quarter of fiscal years 2008 and 2007, respectively. For the six months ended June 29, 2008 and July 1, 2007, eligible participants contributed approximately $304,000 and $270,000, respectively, to the Plan and the Company provided matching funds and interest of approximately $92,000 and $81,000. There were no discretionary contributions to the Plan during the second quarter of fiscal years 2008 or 2007.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they elect to defer for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator and the Regulations promulgated by the IRS. The Company matches 50.0% of the first 4.0% contributed and currently pays a declared interest rate of 8.0% on balances outstanding. The Board of Directors administers the Plan and may change the interest rate or any other aspects of the Plan at any time.
     Deferral periods may not extend beyond the earlier of termination of employment or three calendar years following the end of the applicable Plan year. Extensions of the deferral period for a minimum of five years are allowed provided the election is made at least one year before the first payment affected by the change. Payments can be in a lump sum or in equal payments over a two-, five- or ten-year period, plus interest from the commencement date.
     The Plan assets are kept in an unsecured account that has no trust fund. In the event of bankruptcy, participant’ rights to deferred amounts and earnings thereon would be no greater than the rights of an unsecured general creditor of the Company and they confer no legal rights for interest or claim on any assets of the Company. Benefits provided by the Plan are not insured by the Pension Benefit Guaranty Corporation (PBGC) under Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”) because the pension insurance provisions of ERISA do not apply to the Plan.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(7) Retirement Savings Plans (continued)
     For the second quarter ended June 29, 2008 and July 1, 2007, respectively, eligible participants contributed approximately $31,000 and $57,000 to the Plan, respectively, and the Company provided matching funds and interest of approximately $25,000 and $22,000, respectively. For the six months ended June 29, 2008 and July 1, 2007, eligible participants contributed approximately $63,000 and $132,000, respectively, to the Plan and the Company provided matching funds and interest of approximately $48,000 and $42,000. In accordance with the terms of the Plan, our former Chief Executive Officer took full distribution of his balance in the fund during the second quarter of fiscal 2008 in the amount of approximately $170,000.
(8) Supplemental Cash Flow Information

	Six Months Ended
	June 29,	July 1,
(in thousands)	2008	2007
Cash paid for interest	$888	$718

Cash paid for taxes	$304	$1,333

Non-cash investing and financing activities:
Reclassification of other current liabilities to assets held for sale	$—	$19

Accrued property and equipment purchases	$1,189	$295

Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$177	$153

Deferred tax asset related to tax benefit of stock options exercised	$—	$(121)

Issuance of common stock to independent board members	$266	$478

(9) Recent Accounting Pronouncements
     In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS 162 will materially impact the Company.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(10) Subsequent Events
     Acquisition of Franchise
     On July 29, 2008, the Company acquired three restaurants, which included all restaurant equipment and leasehold assets, from a franchise partner in the Atlanta, Georgia market in satisfaction of past due receivables and a note receivable which totaled approximately $1.6 million. Famous Dave’s of America, Inc. has been the primary lessee for all three locations since lease inception. These restaurants will be operated as company-owned locations for the near future. The Company is evaluating the value that will be attributed to the assets and the resulting net impact on the balance sheet.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of June 29, 2008, there were 170 Famous Dave’s restaurants operating in 34 states, including 45 company-owned restaurants and 125 franchise-operated restaurants. An additional 118 franchise restaurants were in various stages of development as of June 29, 2008.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 28, 2008 (fiscal 2008) and December 30, 2007 (fiscal 2007), are both 52 week fiscal years.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure the territory consists of a non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our obligations. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. Currently, most new franchises pay us a royalty of 5% of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, seasonings, rubs, and marinades. Other revenue includes opening assistance and training we provide to our franchise partners. Costs and expenses associated with these services are included in general and administrative expense. Our measures of comparable sales represent net sales for restaurants open year-round for at least 24 months. We are providing 18 month comparable sales information in fiscal 2008 only for comparability purposes.
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
     The following table presents items in our consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods(3):
FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
OPERATING RESULTS
(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Food and beverage costs (1)	30.7%	30.2%	30.6%	30.3%
Labor and benefits (1)	29.0%	29.0%	30.1%	29.4%
Operating expenses (1)	27.4%	25.3%	26.5%	25.0%
Depreciation & amortization (restaurant level) (1)	3.4%	3.5%	4.0%	3.8%
Depreciation & amortization (corporate level) (2)	0.3%	0.4%	0.3%	0.4%
General and administrative (2)	11.3%	13.6%	12.5%	13.9%
Pre-opening expenses and net loss on disposal of property(1)	0.1%	0.4%	0.5%	0.3%

Total costs and expenses (2)	90.0%	89.7%	92.3%	90.6%

Income from operations (2)	10.0%	10.3%	7.7%	9.4%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted a loss of $18,000 and $37,000 for the three months ended June 29, 2008 and July 1, 2007, respectively. The Rib Team netted a loss of $36,000 and $50,000 for the six months ended June 29, 2008 and July 1, 2007, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 30, 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Total Revenue
     Total revenue of approximately $38.8 million for the second quarter of fiscal 2008 increased approximately $5.2 million or 15.6% over revenue of approximately $33.5 million for the comparable quarter in fiscal 2007. This increase reflects a 16.8% increase in company-owned restaurant sales and a 12.8% increase in franchise royalty revenue. For the six months ended June 29, 2008, total revenue of approximately $72.5 million increased approximately $10.0 million, or 15.9% over revenue of approximately $62.5 million, for the six months ended July 1, 2007. This increase reflects a 17.0% increase in company-owned restaurant sales and a 13.5% increase in franchise royalty revenue.
     Restaurant Sales, net
     Restaurant sales for the second quarter of fiscal 2008 were $33.6 million, compared to $28.7 million for the same period in fiscal 2007, reflecting a 16.8% increase. Restaurant sales for the six months ended June 29, 2008 were approximately $62.8 million compared to approximately $53.7 million for the six months ended July 1, 2007, reflecting a 17.0% increase. This increase is largely due to the opening of five new company-owned restaurants since the second quarter of 2007, and a 1.7% comparable sales increase, which includes an approximate 3.8% weighted average price increase.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.9 million for the second quarter of fiscal 2008, representing a 11.9% increase over the comparable period of 2007, primarily reflecting increased royalties. Royalty revenue, which is based on a percent of franchise-operated restaurant net sales, increased 12.8% reflecting the 13 net franchise restaurants that opened since the second quarter of fiscal 2007. Franchise-related revenue was approximately $9.2 million for the six months ended June 29, 2008 compared to approximately $8.3 million for the six months ended July 1, 2007, reflecting a year-over-year increase in royalty revenue of 13.5% for the six month timeframe. There were 125 franchise-operated restaurants opened at June 29, 2008 compared to 112 at July 1, 2007.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the second quarter of fiscal 2008, the licensing royalty revenue was approximately $159,000 compared to approximately $126,000 for the comparable period of fiscal 2007. Licensing royalty revenue was approximately $238,000 for the six months ended June 29, 2008 as compared to $198,000 for the comparable period of fiscal 2007. Other revenue for the fiscal 2008 second quarter was approximately $157,000 compared to $310,000 for the comparable prior year quarter. Other revenue for the six months ended June 29, 2008 was approximately $264,000 compared to approximately $336,000 for the comparable period of fiscal 2007. The amount of other revenue is expected to remain essentially flat for fiscal 2008 based on the level of opening assistance we may be required to provide during the remaining franchised openings planned for the latter half of fiscal 2008.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. This fiscal year, we will provide both 24 month and 18 month same store net sales information. We believe we have a longer honeymoon period than typical casual dining, driven by high initial trial and broad reach, when we open a restaurant. Accordingly, in fiscal 2008 we moved to a 24 month comparable sales calculation, intended to provide a more appropriate measure of performance. Same store net sales for company-owned restaurants open at least 24 months for the second quarter of fiscal 2008 increased 1.7%, compared to fiscal 2007’s second quarter increase of 3.5%. For the second quarter of fiscal 2008, there were 38 restaurants included in the company-owned 24 month comparable sales base and 36 for the second quarter of fiscal 2007. Same store net sales for company-owned restaurants open at least 24 months for the six months ended June 29, 2008 increased 2.3%, compared to fiscal 2007’s six months ended July 1, 2007 increase of 1.5%. For the six months ended June 29, 2008 and July 1, 2007, there were 36 restaurants, included in the company-owned 24 month comparable sales base. The favorable impact of price increases, our advertising initiatives, and the success of our LTOs, contributed to the increase in comparable store sales.
     Same store net sales for company-owned restaurants open at least 18 months for the second quarter of fiscal 2008 increased 1.1%, compared to fiscal 2007’s second quarter increase of 3.5%. For the second quarter of fiscal 2008, there were 39 restaurants included in the company-owned 18 month comparable sales base and 36 for the second quarter of fiscal 2007. Same store net sales for company-owned restaurants open at least 18 months for the six months ended June 29, 2008 increased 2.1%, compared to the fiscal 2007 comparable period increase of 1.5%. For the six months ended July 29, 2008 there were 39 restaurants included in the company-owned 18 month comparable sales base and 36 restaurants for the comparable period of fiscal 2007.
     Same store net sales on a 24 month basis for franchise-operated restaurants for the second quarter of 2008 decreased 1.4% comparable to a decrease of 3.3% in 2007. For the second quarter of 2008 and 2007 there were 85 and 61 restaurants, respectively, included in the franchise-operated 24 month comparable sales base. Much of the decline in the second quarter of fiscal 2008 reflects the economic challenges being faced in certain franchise markets. Four states representing 15 franchise-operated restaurants accounted for over 50% of the decline in franchise comparable sales. However, approximately 45% of the 85 franchise restaurants in the comparable sales base for the second quarter of 2008 were positive by over 5%.
     Same store net sales on a 24 month basis for franchise-operated restaurants for the first six months of fiscal 2008 and fiscal 2007 decreased 1.9% and 2.9%, respectively. For the first six months of fiscal 2008 and fiscal 2007, there were 78 and 56 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.
     Same store net sales on an 18 month basis for franchise-operated restaurants for the second quarter of 2008 decreased 1.9%, compared to a decrease of 3.4% for the second quarter of fiscal 2007. For the second quarter of 2008 and 2007, there were 93 and 73 restaurants, respectively, included in the franchise-operated 18 month comparable sales base.
     Same store net sales on an 18 month basis for franchise-operated restaurants for the first six months of fiscal 2008 and fiscal 2007, respectively, was a decrease of 3.2% and 4.5%, respectively. For the first six months of fiscal 2008 and fiscal 2007, respectively, there were 89 and 70 restaurants, respectively, included in the franchise-operated 18 month comparable sales base.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the three and six months ended July 29, 2008 and July 1, 2007, respectively:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Average Weekly Net Sales:
Company-Owned	$57,259	$54,316	$53,903	$50,533
Full-Service	$59,649	$56,271	$56,267	$52,550
Counter-Service	$41,725	$43,061	$38,629	$38,847

Franchise-Operated	$61,339	$60,739	$58,537	$58,421

AWS 2005 and Post 2005: (1)
Company-Owned	$73,117	$73,464	$70,658	$71,328
Franchise-Operated	$69,101	$70,166	$66,268	$68,332

AWS Pre-2005: (1)
Company-Owned	$53,295	$52,219	$49,822	$48,271
Franchise-Operated	$52,180	$52,388	$49,578	$50,110

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the fiscal 2005 and post-fiscal 2005, timeframes.

Operating Weeks:
Company-Owned	585	527	1,164	1,060
Franchise-Operated	1,587	1,386	3,126	2,712
          We continue to demonstrate our category leadership in off-premise sales. Catering and “TO GO” accounted for approximately 33.6% of fiscal 2008’s second quarter sales compared with approximately 34.5% for the second quarter of 2007, with the decline in the percentage reflecting a decline in corporate caterings partially offset by an increase in graduation caterings.
     Food and Beverage Costs
     Food and beverage costs for the second quarter of fiscal 2008 were approximately $10.3 million or 30.7% of net restaurant sales, compared to approximately $8.7 million or 30.2% of net restaurant sales for the second quarter of fiscal 2007.
     Food and beverage costs for the first six months of fiscal 2008 were approximately $19.2 million or 30.6% of net restaurant sales compared to approximately $16.3 million or 30.3% of net restaurant sales for the comparable period of fiscal 2007.
     Our annual pork contract which extends through December 2008, resulted in a 1.0% price increase for fiscal 2008. Our poultry contract pricing negotiated in January 2008 resulted in an increase of 12% through September 2008. We anticipate that when we renegotiate our poultry contract for the remainder of fiscal 2008 it will reflect an increase of 5%. Our brisket contract, which renewed in August 2008, is essentially flat for fiscal 2008 as compared to prior year. Our hamburger contract, which runs from January to December

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
2008, is also essentially flat to 2007. For the remainder of the year, we expect food costs to be approximately 60 basis points higher as a percentage of sales as compared to 2007. We will attempt to mitigate the impact from these higher costs through rebates from food and beverage vendors that had previously gone to the National Ad fund, of which approximately $225,000 has been recorded in the first six months of 2008. We also intend to offer LTOs with higher margins, in addition to taking a 1.6% price increase in June and another price increase in October 2008 in the 2% range.
     Labor and Benefits Costs
     Labor and benefits costs for the second quarter ended June 29, 2008 were approximately $9.7 million or 29.0% of net restaurant sales, compared to approximately $8.3 million or 29.0% of net restaurant sales for the three months ended July 1, 2007. Labor and benefits for the six months ended June 29, 2008 were approximately $18.9 million or 30.1% of net restaurant sales, compared to approximately $15.8 million or 29.4% of net restaurant sales for the six months ended July 1, 2007. The increase in the percentage year over year for the six month timeframe, is due to inefficiencies from the five new company-owned restaurants that opened since September 2007. Labor and benefits costs were also impacted by increases in federal and various state minimum wage rates. For 2008, we expect labor and benefits costs as a percentage of net restaurant sales to be relatively flat to 2007 levels primarily as a result of delaying two company-owned restaurant openings to 2009, essentially offset by increases in the federal, and various state minimum wage rates.
     Operating Expenses
     Operating expenses for the second quarter of fiscal 2008 were approximately $9.2 million or 27.4% of net restaurant sales, compared to operating expenses of approximately $7.3 million or 25.3% of net restaurant sales for the second quarter of fiscal 2007. The increase in restaurant level operating expenses as a percentage of net restaurant sales for the second quarter of fiscal 2008 is primarily due to higher advertising costs resulting from an increase in the number of markets in which we advertised. In addition, we experienced higher utility and repair and maintenance costs. Operating expenses for the six months ended June 29, 2008 were approximately $16.7 million or 26.5% of net restaurant sales, compared to approximately $13.5 million or 25.0% of net restaurant sales for the six months ended July 1, 2007. The increase in restaurant level operating expenses as a percentage of net restaurant sales for the 2008 year-to-date period is primarily due to higher utilities and advertising costs. During fiscal 2008, operating expenses as a percentage of net restaurant sales are expected to be higher by 20-30 basis points from the percentage for fiscal 2007 due to utility increases. Fiscal 2008 advertising expenses are expected to be flat to prior year, at approximately 3.5% of net restaurant sales, which includes 1% to be contributed to the national advertising fund.
     Depreciation and Amortization
     Depreciation and amortization expense for the second quarter of 2008 was approximately $1.3 million or 3.3% of total revenue, compared to the second quarter of 2007 at approximately $1.1 million or 3.4% of total revenue. Depreciation and amortization expense for the six months ended June 29, 2008 and July 1, 2007 was approximately $2.7 million and $2.3 million, respectively, and was 3.8% and 3.7% respectively, of total revenue. Depreciation and amortization increased year-over-year due to capital invested toward the opening of five new restaurants since September 2007 and the result of the fiscal 2007 reclassification of assets previously held for sale to assets held and used. During fiscal 2008, depreciation and amortization is expected to increase modestly from fiscal 2007 levels due to expected capital expenditures of approximately $13.0 million for new and existing company-owned restaurants and other projects.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. We had pre-opening expenses of approximately $49,000 in the second quarter of 2008 and approximately $36,000 in the second quarter of 2007. We had pre-opening expenses of approximately $303,000 for the six months ended June 29, 2008 and $42,000 for the six months ended July 1, 2007. We plan to open four company-owned restaurants in fiscal 2008 with total pre-opening costs estimated at approximately $275,000 per restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks, however, this will vary based on lease terms.
     General and Administrative Expenses
     General and administrative expenses for the second quarter of 2008 were approximately $4.4 million or 11.3% of total revenue, compared to approximately $4.6 million or 13.6% of total revenue for the second quarter of fiscal 2007. General and administrative expenses as a percent of total revenue, excluding stock-based compensation, were 10.5% for the second quarter of 2008 and 12.1% for the second quarter of 2007. General and administrative expenses for the second quarter of 2008 included an approximate $90,000 net expense related to the write-off of a franchisee’s receivable balance deemed uncollectable, as well as the required adjustment to the general franchise receivable reserve. General and administrative expenses for the first six months of fiscal 2008 were approximately $9.0 million or 12.5% of total revenue compared to approximately $8.7 million or 13.9% of total revenue for the first six months of fiscal 2007. General and administrative expenses, excluding stock-based compensation expense, as a percentage of total revenue was 11.6% and 12.2% for the year-to-date periods of 2008 and 2007, respectively. Including the recent grant of restricted stock units and performance shares to our new President and Chief Executive Officer, we are expecting stock-based compensation to be approximately $1.2 million in fiscal 2008, as follows (in thousands):

Performance	Restricted	Board of Directors	Unvested Stock
Shares	Stock Units	Shares	Options	Total
$ 705	$128	$266	$85	$1,184
     During fiscal 2008, we expect general and administrative expenses, as a percentage of total revenue, to remain essentially flat to the percentage for the prior year.
     Loss on Disposal of Property
     Net loss on disposal of property was approximately $12,000 in the second quarter of fiscal 2008 and $82,000 in the second quarter of fiscal 2007. The sale of our Rogers, Arkansas restaurant in the second quarter of fiscal 2007, resulted in an approximate $62,000 net loss. During the first six months of fiscal 2008, we recorded a net loss on disposal of property of approximately $6,000 in fiscal 2008 and approximately $100,000 in fiscal 2007.
     Interest Expense
     Interest expense includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan. Interest expense was approximately $463,000 or 1.2% of total revenue for the second quarter of fiscal 2008, compared to approximately $350,000 or 1.0% of total revenue for the comparable second quarter of fiscal 2007. This increase in interest expense was largely due to a higher average balance on our revolver. Interest expense was approximately $974,000 or 1.3% of total revenue for the first six months of fiscal 2008 and approximately $713,000 or 1.1% of total revenue for the first six months of fiscal 2007. For fiscal 2008, we expect interest expense to remain higher than fiscal 2007 levels due to interest on our line of credit which had a balance of $10.5 million as of June 29, 2008.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Interest Income
     Interest income was approximately $41,000 and $77,000 for the second quarter of fiscal 2008 and fiscal 2007, respectively. Interest income was approximately $99,000 and $153,000 for the first six months of fiscal 2008 and fiscal 2007, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2008 interest income to remain lower than fiscal 2007 levels due to lower cash balances, with cash being utilized for construction of four company-owned restaurants, our share buy-back program, and other general capital needs.
     Provision for Income Taxes
     For the second quarter of 2008, we recorded an estimated provision for income taxes of approximately $1.2 million or 33.6% of income before income taxes, compared to a tax provision of approximately $1.1 million, or 33.9% of income before income taxes, for the second quarter of 2007. For the six months ended June 29, 2008, our tax provision was approximately $1.6 million, or 34.0% of income before income taxes, compared to the prior year comparable period of approximately $1.8 million, or 33.9% of income before income taxes. We estimate a tax provision of 34.0% for fiscal 2008.
     Basic and Diluted Net Income Per Common Share
     Net income for the three months ended June 29, 2008 was approximately $2.3 million or $0.24 per basic share and $0.23 per diluted share on approximately 9,633,000 weighted average basic shares outstanding and 9,795,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended July 1, 2007 was approximately $2.1 million or $0.21 per basic and diluted share on approximately 10,068,000 weighted average basic shares outstanding and approximately 10,431,000 weighted average diluted shares outstanding.
     Net income for the six months ended June 29, 2008 was approximately $3.1 million or $0.32 per basic and diluted share on approximately 9,622,000 weighted average basic shares outstanding and approximately 9,784,000 weighted average diluted shares outstanding, respectively. Net income for the six months ended July 1, 2007 was approximately $3.5 million or $0.35 per basic share an approximately 10,099,000 weighted average basic shares outstanding and $0.34 per diluted share on approximately 10,459,000 weighted average diluted shares outstanding.
Financial Condition, Liquidity and Capital Resources
     During the second quarter of 2008, our balance of unrestricted cash and cash equivalents was approximately $1.0 million, compared to the fiscal 2007 year-end balance of approximately $1.5 million.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.27 at June 29, 2008 and 0.61 at July 1, 2007. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to borrowings on our line of credit used primarily for capital expenditures.
     Net cash provided by operations for the six months ended June 29, 2008 was approximately $6.7 million. Cash provided by operations was primarily from net income of approximately $3.1 million, depreciation and amortization of approximately $2.7 million, a decline in restricted cash of approximately $889,000 and a decrease in deferred income taxes of approximately $709,000. In addition, there were increases in stock based compensation of approximately $597,000. These net increases to cash flows were partially offset by an approximate $738,000 decrease in accrued compensation and benefits, a $531,000 decrease in accounts payable, and a $534,000 decrease in other current liabilities.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Net cash provided by operations for the six months ended July 1, 2007, was approximately $6.8 million. Cash provided by operations was primarily from net income of approximately $3.5 million, depreciation and amortization of approximately $2.3 million, stock-based compensation of approximately $1.0 million and a decrease in prepaid expenses and other current assets of $552,000. These amounts were partially offset by a decrease in accrued compensation and benefits of $531,000.
     Net cash used for investing activities was approximately $4.4 million for the six months ended June 29, 2008, used primarily for capital expenditures related to the construction of our new restaurants. During the six months ended July 1, 2007, net cash used for investing activities was approximately $1.6 million. We used approximately $3.4 million for capital expenditures primarily related to the construction of our new restaurants, partially offset by the $1.7 million sale of our Rogers, Arkansas restaurant to a franchise partner. In fiscal 2008, we expect capital expenditures to be approximately $13.0 million, which will consist of costs related to the construction of four new company-owned restaurants, information technology infrastructure projects, and normal capital expenditures for existing restaurants.
     Net cash used for financing activities was approximately $2.9 million during the six months ended June 29, 2008. We had draws of $9.5 million on our line of credit and had repayments of $12.0 million. In addition, we repaid approximately $186,000 of long-term debt and repurchased 16,000 of our shares for approximately $156,000, at an average market price of $9.73, including commissions. During the six months ended July 1, 2007, we made payments on long-term debt of approximately $1.1 million, borrowed $5.5 million and repaid $5.5 million on our line of credit. In addition, we received proceeds from stock options exercised and tax benefits from stock options exercised of approximately $279,000. We also repurchased 151,692 shares of our common stock under our share repurchase program for approximately $3.0 million.
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
     Principal amounts outstanding under the facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (2.00% at June 29, 2008) plus 0.5% or Wells Fargo’s prime rate (5.00% at June 29, 2008). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of June 29, 2008, was 0.25%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases, as well as the repurchase of shares under our share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. Various financial covenants have been updated with new maximum target capital expenditures, cash flow ratios, and adjustment leverage ratios. In addition, capital expenditure limits now include permitted stock repurchase limits (limited to $10.0 million in aggregate during

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
any 12 month period, and $20.0 in aggregate during the term of the agreement). Additionally, a new financial covenant regarding a limit to franchise royalty receivables aged more than 30 days is applicable if a specified level of the adjusted leverage ratio is reached. We were in compliance with all covenants under the Facility as of June 29, 2008 and December 30, 2007.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. We had $12.5 million in borrowings under this Facility and had $150,000 in Letters of Credit required by our fiscal 2005 self-funded, medical insurance policy, which reduced our borrowing capacity under the Facility, as of June 29, 2008. We had no borrowings under this Facility and had $500,000 in Letters of Credit as of July 1, 2007, as required by our fiscal 2005 self-funded medical insurance policy.
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our expanded credit facility. We expect capital expenditures of approximately $13.0 million in 2008 for the construction of up to four new restaurants, corporate infrastructure, and normal capital expenditures for existing restaurants.
     In light of the difficult operating environment currently facing the casual dining industry, the Company is looking closely at its company-owned restaurant base and evaluating the long-term prospects of restaurants that have not been meeting sales, profitability and cash flow goals. Given the pressures on food costs and other economic conditions, this process may lead to a decision to impair the assets of some under-performing restaurants, resulting in non-cash charges typically associated with such decisions. In addition, as a result of a new company-owned restaurant expected to open in the Chicago market this fall that is in close proximity to an existing legacy restaurant, we are evaluating the possible closure of this restaurant in the third quarter of fiscal 2008, and may incur non-cash charges associated with this decision. We anticipate that the evaluation process on Company-owned restaurants will be completed by the end of the third quarter, with any non-cash charges reflected in the third and possibly the fourth quarter of the current fiscal year.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations
     See Notes 7, 8, and 9 to our Consolidated Financial Statements in our Fiscal 2007 Annual Report on Form 10-K for the details of our contractual obligations.
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of June 29, 2008 and December 30, 2007, we were in compliance with both of the covenants.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of June 29, 2008 was approximately $11.5 million, including financing lease obligations. All of the outstanding long-term debt is subject to fixed interest rates and, therefore, is not subject to significant interest rate risk.
     As discussed in “Management Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources,” on April 17, 2008 the Company amended its credit agreement with Wells Fargo Bank. The Company’s recently amended credit agreement with Wells Fargo Bank (the “Facility”) provides for maximum aggregate loan commitment from $20.0 million to $30.0 million, with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million. Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (2.00% at June 29, 2008) plus 0.5% or Wells Fargo’s prime rate (5.00% at June 29, 2008). The applicable margin will depend on the Company’s Adjusted Leverage “Ratio”, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of June 29, 2008, was 0.25%. An increase option exercise fee of 0.025% will apply to increased amounts between $30.0 million and $50.0 million.
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
Item 4. SUBMSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Shareholders was held on May 6, 2008. The proposals submitted to our shareholders and the results of voting on such proposals were as noted below:
Proposal 1:
Election of Directors: The following persons were elected as directors for a one-year term expiring at the Annual Meeting of Shareholders to be held in fiscal 2009.

	Affirmative Votes	Authority Withheld
F. Lane Cardwell, Jr.	7,208,068	1,170,620
Wilson L. Craft	7,160,266	1,218,422
K. Jeffrey Dahlberg	7,207,868	1,170,820
Mary L. Jeffries	7,206,793	1,171,895
Richard L. Monfort	7,208,928	1,169,760
Dean A. Riesen	7,208,412	1,170,276
Proposal 2:
Ratification of Independent Registered Certified Public Accounting Firm: The selection of Grant Thornton, LLP as our independent registered certified public accounting firm for fiscal year ending December 28, 2008 was ratified. The voting results were as follows:

Affirmative Votes	Votes Against	Votes Abstained
7,400,777	965,617	12,294
Proposal 3:
Approval of certain amendments to the company’s 2005 Stock Incentive Plan. The amendments were approved. The voting results were as follows:

Affirmative	Votes Against	Votes Abstained	Broker Non-Vote
4,025,786	1,621,036	174,246	2,557,620

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 5. OTHER INFORMATION
     On August 6, 2008, the Registrant issued a press release announcing that its Board of Directors has authorized a stock repurchase plan whereby the Registrant may repurchase up to one million shares of its common stock. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS
10.1	Amended and Restated 2005 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Famous Dave’s of America, Inc. Press Release dated August 6, 2008.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: August 8, 2008	By:	/s/ Wilson L. Craft
Wilson L. Craft
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2008		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)