Form 10-Q
period 2008-09-28
FAMOUS DAVES OF AMERICA INC
filed 2008-11-07
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 31, 2008, 9,079,068 shares of the Registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2008 AND DECEMBER 30, 2007
(in thousands, except share and per-share data)

	September 28,
	2008	December 30,
	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,491	$1,538
Restricted cash	1,511	2,420
Accounts receivable, net	4,065	5,098
Inventories	2,168	1,987
Deferred tax asset	1,654	1,643
Prepaid expenses and other current assets	2,013	1,477
Notes receivable	49	92

Total current assets	12,951	14,255

Property, equipment and leasehold improvements, net	58,669	57,243
Other assets:
Notes receivable, less current portion	187	1,165
Deferred tax asset, less current portion	411	511
Other assets	832	768

	$73,050	$73,942

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$16,000	$13,000
Current portion of long-term debt	424	270
Accounts payable	6,344	6,647
Accrued compensation and benefits	2,858	3,011
Other current liabilities	4,169	5,157

Total current liabilities	29,795	28,085

Long-term liabilities:
Long-term debt, less current portion	6,678	6,899
Financing leases	4,690	4,794
Other liabilities	3,658	3,764

Total liabilities	44,821	43,542

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 9,079,100 and 9,606,000 shares issued and outstanding at September 28, 2008 and December 30, 2007, respectively	91	96
Additional paid-in capital	16,584	21,028
Deferred compensation	(66)	—
Retained earnings	11,620	9,276

Total shareholders’ equity	28,229	30,400

	$73,050	$73,942

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Revenue:
Restaurant sales, net	$30,407	$27,168	$93,219	$80,835
Franchise royalty revenue	4,366	4,113	13,194	11,894
Franchise fee revenue	110	437	457	993
Licensing and other revenue	205	184	707	718

Total revenue	35,088	31,902	107,577	94,440

Costs and expenses:
Food and beverage costs	9,523	8,231	28,754	24,503
Labor and benefits	9,816	8,270	28,726	24,073
Operating expenses	7,497	6,782	24,162	20,236
Depreciation and amortization	1,397	1,109	4,126	3,394
Asset impairment and estimated lease termination and other closing costs	3,879	—	3,879	—
General and administrative expenses	3,337	4,247	12,370	12,943
Pre-opening expenses	333	349	636	391
Net loss on disposal of property	10	10	16	110

Total costs and expenses	35,792	28,998	102,669	85,650

(Loss) income from operations	(704)	2,904	4,908	8,790

Other expense:
Interest expense	(504)	(352)	(1,478)	(1,065)
Interest income	73	70	172	223
Other (expense) income, net	(3)	(5)	(33)	25

Total other expense	(434)	(287)	(1,339)	(817)

(Loss) income before income taxes	(1,138)	2,617	3,569	7,973

Income tax benefit (expense)	375	(885)	(1,225)	(2,700)

Net (loss) income	$(763)	$1,732	$2,344	$5,273

Basic net (loss) income per common share	$(0.08)	$0.17	$0.25	$0.53

Diluted net (loss) income per common share	$(0.08)	$0.17	$0.24	$0.51

Weighted average common shares outstanding - basic	9,304,000	9,932,000	9,516,000	10,043,000

Weighted average common shares outstanding - diluted	9,304,000	10,285,000	9,671,000	10,396,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007
(in thousands)
(Unaudited)

	Nine Months Ended
	September 28,	September 30,
	2008	2007
Cash flows from operating activities
Net income	$2,344	$5,273
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,126	3,394
Amortization of deferred financing costs	9	42
Loss on early extinguishment of debt	—	12
Loss on disposal of property	16	110
Gain on elimination of liability	—	(49)
Asset impairment and estimated lease termination and other closing costs	3,879	—
Deferred income taxes	88	1,639
Deferred rent	12	363
Stock-based compensation	698	1,470
Changes in operating assets and liabilities:
Restricted cash	909	10
Accounts receivable, net	370	(134)
Inventories	(179)	(60)
Prepaid expenses and other current assets	(733)	(120)
Accounts payable	(311)	110
Accrued compensation and benefits	(331)	223
Other current liabilities	(529)	(230)
Long-term deferred compensation	(16)	108

Cash flows provided by operations	10,352	12,161

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(8,105)	(8,184)
Sale of restaurant to franchise partner	—	1,753
Payments received on notes receivable	59	124

Cash flows used for investing activities	(8,046)	(6,307)

Cash flows from financing activities:
Payments for debt issuance costs	(34)	—
Proceeds from draws on line of credit	19,500	9,500
Payments on line of credit	(16,500)	(5,500)
Payments on long-term debt and financing leases	(283)	(1,161)
Proceeds from exercise of stock options	26	215
Tax benefit of stock-options exercised	10	164
Repurchase of common stock	(5,072)	(7,211)

Cash flows used for financing activities	(2,353)	(3,993)

(Decrease) Increase in cash and cash equivalents	(47)	1,861
Cash and cash equivalents, beginning of period	1,538	1,455

Cash and cash equivalents, end of period	$1,491	$3,316

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of September 28, 2008, there were 170 restaurants operating in 36 states, including 47 company-owned restaurants and 123 franchise-operated restaurants. An additional 104 franchise restaurants were committed to be developed through signed area development agreements at September 28, 2008.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of September 28, 2008 and December 30, 2007 and for the three and nine month periods ended September 28, 2008 and September 30, 2007. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments; which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2007 as filed with the SEC. Certain reclassifications have been made to prior periods to conform to the current presentation.
     Due to the seasonality of our business, revenue and operating results for the three and nine months ended September 28, 2008 are not necessarily indicative of the results to be expected for the full year.
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
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months		Nine Months
	Ended		Ended
	September 28,	September 30,	September 28,	September 30,
(in thousands, except per-share data)	2008	2007	2008	2007
Net (loss) income per common share — basic:
Net (loss) income	$(763)	$1,732	$2,344	$5,273
Weighted average shares outstanding	9,304	9,932	9,516	10,043
Net (loss) income per common share — basic	$(0.08)	$0.17	$0.25	$0.53

Net (loss)income per common share — diluted:
Net (loss) income	$(763)	$1,732	$2,344	$5,273
Weighted average shares outstanding	9,304	9,932	9,516	10,043
Dilutive impact of common stock equivalents outstanding	—	353	155	353

Adjusted weighted average shares outstanding	9,304	10,285	9,671	10,396

Net (loss) income per common share — diluted	$(0.08)	$0.17	$0.24	$0.51

     All options outstanding except 50,500, which were anti-dilutive, were used in the computation of diluted earnings per common share for the nine months ended September 28, 2008. All options outstanding as of September 30, 2007 were used in the computation of diluted earnings per common share for the three and nine months ended September 30, 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Allowance for Doubtful Accounts
     In the first quarter of fiscal 2008 we established a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and will be adjusted each quarter based on past due receivable balances. Additionally, we have established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The reserve balance as of September 28, 2008 is $75,000.
(4) Public Relations and Marketing Development Fund and Restricted Cash
     In fiscal 2004, we established a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 1.0%, to a fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of September 28, 2008 and December 30, 2007. As of September 28, 2008 and December 30, 2007, we had approximately $1.5 million and $2.4 million in this fund, respectively.
(5) Credit Facility
     On April 17, 2008, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into an amendment and restatement of an existing Credit Agreement with Wells Fargo Bank, National Association as administrative agent and lender (the “Lender”). The Credit Agreement, which amended an agreement previously entered into by the Company on July 31, 2006, increased the maximum aggregate loan commitment from $20.0 million to $30.0 million, with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million (the “Facility”). Approved loan commitment increases must be in minimum increments of $5.0 million, and no more than two such increases may be requested during the term of the Credit Agreement. The maturity date on the facility was extended five years to April 17, 2013.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (2.00% at September 28, 2008) plus 0.5% or Wells Fargo’s prime rate (5.00% at September 28, 2008). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of September 28, 2008, was 0.25%. An increase option exercise fee of 0.025% will apply to increased amounts between $30.0 million and $50.0 million.
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
Facility also includes various financial covenants with maximum target capital expenditures, cash flow ratios, and adjustment leverage ratios. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the Facility). Additionally, the Facility includes a new financial covenant regarding a limit to franchise royalty receivables aged more than 30 days, that is applicable if a specified level of the adjusted leverage ratio is reached. Due to the impairment charges and lease termination fees recorded during the quarter, we were not in compliance with the adjusted leverage ratio covenant under the Facility but had received a waiver as of September 28, 2008. The credit agreement waiver amendment changed the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. We were in compliance with all covenants under the Facility as of December 30, 2007.
     In addition to changes in the aggregate loan amount and applicable interest rates, the Credit Agreement, as amended and restated, provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing our availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time. As of September 28, 2008, we had $16.0 million in borrowings under this Facility, and had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy. As of December 30, 2007 we had $13.0 million in borrowings under this Facility and had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded medical insurance policy.
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the three and nine months of fiscal years 2008 and 2007, respectively, as follows:

	Three Months Ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(in thousands)	2008	2007	2008	2007
Performance Share Programs:
Fiscal 2005 – 2007	$—	$51	$—	$235
Fiscal 2006 – 2008	(56)	58	(1)	195
Fiscal 2007 – 2009	83	139	257	440
Fiscal 2008 – 2010 (1)	29	—	166	—

Performance Shares	$56	248	$422	$870

Director Shares	66	119	199	358
Stock Options	7	79	70	242
Restricted Stock Units (1) (2)	(29)	—	7	—
Deferred Stock Units	—	(22)	—	(9)

	$100	$424	$698	$1,461

(1)
We hired a new Chief Executive Officer and his employment commenced on April 21, 2008, at which time, performance share grants and a restricted stock unit grant was made. This Chief Executive Officer ceased employment on September 11, 2008 at which time all previous restricted stock unit expense was reversed.

(2)
On September 11, 2008, a new Chief Executive Officer was appointed and, commensurate with his promotion, a 50,000 restricted stock unit grant was made. In addition, on the same date, 25,000 restricted stock units were granted to our Chief Financial Officer.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans prior to 1996 in limited situations, however, all of these grants have been previously exercised. In May 2008, the Company’s shareholders approved an amendment to the 2005 Stock Incentive Plan to increase the number of authorized shares by 500,000. Under the Plans, an aggregate of 642,300 shares of our Company’s common stock remained unreserved and available for issuance at September 28, 2008. In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, the 1997 Employee Stock Option Plan expired on June 24, 2007, and the 1998 Director Stock Option Plan expired on June 10, 2008. Although incentives are no longer eligible for grant under these plans, each such plan will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated.
     Stock Options
     Information regarding our Company’s stock options is summarized below:

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Outstanding at December 30, 2007	399	$5.57
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 30, 2008	399	$5.57
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at June 29, 2008	399	$5.57
Granted	—	—
Exercised	(6)	4.62
Canceled or expired	—	—

Options Outstanding at September 28, 2008	393	$5.59

Options Exercisable at September 28, 2008	376	$5.58

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     Performance Shares
     Since fiscal 2005, substantially all stock incentive awards for employees of the Company (whom we refer to as Associates), including officers, have taken the form of performance shares. In addition, we have recently made grants of restricted stock units to certain of our senior executive officers. We have instituted equity incentive programs under which management and certain director-level Associates may be granted performance shares under the 2005 Stock Incentive Plan, subject to certain contingencies. Under each of these programs, issuance of the shares underlying the performance share grants is contingent upon the Company achieving a specified minimum percentage of the Cumulative EPS Goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant (the “Cumulative EPS Goals”). Upon achieving the minimum percentage, and provided that the recipient remains an Associate during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is based upon the percentage of the Cumulative EPS Goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.
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
     During the first quarter of fiscal 2008, we issued 54,325 shares under the 2005-2007 performance share program, representing the achievement of approximately 91% of the target payout for this program. Recipients elected to forfeit 19,276 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 35,049 shares. As of September 28, 2008, we have three performance share programs in progress. All performance share awards granted under the programs qualify for equity-based treatment under Statement of Financial Accounting Standards (“SFAS”) No. 123R. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). The status of our current performance share programs as of September 28, 2008, is as follows:

			Target No. of	Maximum No. of
			Performance Shares	Performance Shares
	Performance	Performance Shares	(Issuable assuming	(Issuable assuming
Award Date	Share Program	(Originally Granted at 100%)	100% Payout Achieved)(1)(2)	200% Payout Achieved)(3)

12/29/2005	2006 – 2008	83,200	35,900	71,800
02/21/2007	2007 – 2009	96,100	54,800	109,600
12/31/2007	2008 – 2010	45,700	43,300	86,600

(1)	Net of forfeitures due to employee departures

(2)	Based on 100% EPS Goal achieved

(3)	Based on 150% EPS Goal achieved
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(6) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     Restricted Stock Units
     On April 21, 2008, Wilson L. Craft commenced employment with the Company serving as its President and Chief Executive Officer. Also on April 21, 2008, and pursuant to the agreement governing Mr. Craft’s employment, the Company granted Mr. Craft 100,000 restricted stock units having an aggregate grant date fair value of $925,000. On September 11, 2008, Wilson Craft resigned as Chief Executive Officer and the grant of restricted stock units was cancelled in its entirety.
     On September 11, 2008, Christopher O’Donnell was promoted to President and Chief Executive Officer. Also on September 11, 2008, and pursuant to the agreement governing Mr. O’Donnell’s employment, the company granted 50,000 restricted stock units having an aggregate grant date fair value of $454,000. These restricted stock units will vest in three equal annual installments on the three, four and five year anniversaries of the grant date provided that Mr. O’Donnell remains employed by the Company through the applicable vesting date, and will vest in its entirety upon a “change of control” as defined in the employment agreement. In accordance to with SFAS No. 123R, the compensation expense for this grant will be recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations commencing in the third quarter of fiscal 2008 and continue through the applicable service period which expires in the third quarter of fiscal 2013.
     In addition, on the same date, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel for a grant date fair value of $227,000. This grant is subject to the same terms and conditions as Mr. O’Donnell’s grant.
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their annual incentive compensation or commissions, or their receipt of any compensation in the form of stock grants under the Company’s equity incentive plans or otherwise, for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the effective date of the election. Following expiration of the deferral period, stock units representing cash deferrals are re-converted into cash and paid to the executive. In accordance with SFAS No. 123R, the Deferred Stock Unit Plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases (i.e., “mark – to – market”).
     One of our executives elected to defer for a two-year period, approximately $71,000 of such executive’s fiscal 2006 bonus, in accordance with the Deferred Stock Unit Plan discussed above. We recognized expense of approximately $16,000 and $13,000 for the three and nine months ended September 30, 2007, respectfully, related to this bonus deferral in our consolidated statements of operations. Following the termination of the executive’s employment with the Company in December 2007, and in accordance with the Deferred Stock Unit Plan, all amounts that had been deferred, were paid out in February 2008.

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
     In February 2007, we awarded our independent board members shares of common stock for their service on our board for fiscal 2007. These shares were unrestricted upon issuance, but required repayment of the prorated portion or equivalent value thereof, in cash, in the event the board member did not fulfill his or her term of service. All board members fulfilled their term of service for fiscal 2007. In total, 25,500 shares were issued on February 21, 2007, on which date the price of our common stock at the close of market was $18.74. The total compensation cost of approximately $478,000 was reflected in general and administrative expenses in our consolidated statement of operations for fiscal 2007, equally by quarter.
     Common Share Repurchases
     On September 27, 2007, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock from time to time in both the open market or through privately negotiated transactions. As of September 28, 2008 we had completed the repurchase of all shares under this program for approximately $11.3 million at an average market price per share of $11.33, excluding commissions.
     On August 6, 2008, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the third quarter of fiscal 2008, we repurchased 75,412 shares under this program for approximately $680,000 at an average market price per share of $9.00, excluding commissions.
(7) Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, (the “Profit Sharing Plan”), which covers employees meeting certain eligibility requirements. We match 50.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $139,000 and $131,000 for the third quarter of fiscal years 2008 and 2007, respectively. The employer match was $41,000 and $40,000 for the third quarter of fiscal years 2008 and 2007, respectively. For the nine months ended September 28, 2008 and September 30, 2007, eligible participants contributed approximately $444,000 and $401,000, respectively, to the Profit Sharing Plan and the Company provided matching funds and interest of approximately $132,000 and $121,000. There were no discretionary contributions to the Profit Sharing Plan during the third quarter of fiscal years 2008 or 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(7) Retirement Savings Plans (continued)
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Deferred Compensation Plan”). Eligible participants are those employees who are at the “director” level and above and who are eligible to participate in the Deferred Compensation Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they elect to defer for the coming year. This deferral election is irrevocable except to the extent permitted by the Deferred Compensation Plan Administrator and the regulations promulgated by the IRS. The Company matches 50.0% of the first 4.0% contributed and currently pays a declared interest rate of 8.0% on balances outstanding. The Board of Directors administers the Deferred Compensation Plan and may change the interest rate or any other aspects of the Deferred Compensation Plan at any time.
     Deferral periods may not extend beyond the earlier of termination of employment or three calendar years following the end of the applicable Deferred Compensation Plan year. Extensions of the deferral period for a minimum of five years are allowed provided the election is made at least one year before the first payment affected by the change. Payments can be in a lump sum or in equal payments over a two-, five- or ten-year period, plus interest from the commencement date.
     The Deferred Compensation Plan assets are kept in an unsecured account that has no trust fund. In the event of bankruptcy, participant’ rights to deferred amounts and earnings thereon would be no greater than the rights of an unsecured general creditor of the Company and they confer no legal rights for interest or claim on any assets of the Company. Benefits provided by the Deferred Compensation Plan are not insured by the Pension Benefit Guaranty Corporation (PBGC) under Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”) because the pension insurance provisions of ERISA do not apply to the Deferred Compensation Plan.
     For the third quarter ended September 28, 2008 and September 30, 2007, respectively, eligible participants contributed approximately $28,000 and $50,000 to the Deferred Compensation Plan, and the Company provided matching funds and interest of approximately $22,000 and $22,000. For the nine months ended September 28, 2008 and September 30, 2007, respectively, eligible participants contributed approximately $91,000 and $182,000, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $70,000 and $64,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(8) Supplemental Cash Flow Information

	Nine months ended
	September 28,	September 30,
(in thousands)	2008	2007
Cash paid for interest	$1,352	$1,049

Cash paid for taxes	$405	$1,419

Non-cash investing and financing activities:
Reclassification of other current liabilities to assets held for sale	$—	$19

Accrued property and equipment purchases	$346	$1,268

Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$177	$153

Deferred tax asset related to tax benefit of stock options exercised	$10	$(164)

Issuance of common stock to independent board members	$266	$478

Redemption of note receivable by common stock buyback	$—	$289

(9) Asset Impairment and Estimated Lease Termination and Other Closing Costs
In September 2008, the Company closed an existing restaurant in Chicago, Illinois, in conjunction with opening a new prototype restaurant within four miles of the existing restaurant, supporting the Company’s strategy to reposition legacy restaurants within a market when opportunities arise. The closure resulted in a non-cash charge of approximately $148,000 representing the disposal of assets net of a deferred rent credit. Additionally, subsequent to quarter end, the Company negotiated a lease buyout for this location and another location in the Chicago market that had previously closed for a total of $80,000. The agreement with the landlord for these two locations is subject to a bankruptcy judge’s final approval, which we deem more likely than not as of the time of this filing.
Additionally, during the quarter, the Company recorded non-cash impairment charges on two other locations, one in Chicago and one in Minneapolis for the impairment of fixed assets for a total of approximately $2.0 million, based on the Company’s assessment of expected cash flows from these locations over the remainder of the respective original lease terms. Associated with these respective leases, the Company recognized a deferred rent credit of approximately $477,000 based on uncertainty regarding the future exercise of option periods provided in these leases.
Also during the third quarter, the Company acquired three franchise restaurants in Atlanta from a franchisee in exchange for amounts owed and deemed uncollectible. Based on the Company’s assessment of expected cash flows from those locations, a net impairment charge of approximately $1.7 million was recorded related to assets acquired. The Company has completed the assessment of the long-term viability of these restaurants and continues to have discussions with the landlords regarding the buyout of these leases.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(10) Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS 162 will materially impact the Company.
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
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of September 28, 2008, there were 170 Famous Dave’s restaurants operating in 36 states, including 47 company-owned restaurants and 123 franchise-operated restaurants. An additional 104 franchise restaurants were in various stages of development as of September 28, 2008.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 28, 2008 (fiscal 2008) and December 30, 2007 (fiscal 2007), are both 52 week fiscal years. The fiscal year ending January 3, 2010 (fiscal 2009) is a 53 week fiscal year.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure the territory consists of a non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include; but are not limited to, conducting market and trade area analysis, arranging a franchise meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize as revenue this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue; when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our obligations. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
which has historically varied from 4% to 5%. Currently, most new franchises pay us a royalty of 5% of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, seasonings, rubs, and marinades. Other revenue includes opening assistance and training we provide to our franchise partners. Costs and expenses associated with these services are included in general and administrative expense. Our measures of comparable sales represent net sales for restaurants open year-round for at least 24 months. We are providing 18 month comparable sales information in fiscal 2008 only for comparability purposes.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     The following table presents items in our consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods(3):
FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
OPERATING RESULTS
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Food and beverage costs (1)	31.3%	30.3%	30.8%	30.3%
Labor and benefits (1)	32.3%	30.4%	30.8%	29.8%
Operating expenses (1)	24.6%	25.0%	25.9%	25.0%
Depreciation & amortization (restaurant level) (1)	4.2%	3.6%	4.0%	3.7%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.3%	0.4%
Asset impairment and lease termination and other closing costs (1)	12.8%	—	4.2%	—
General and administrative (2)	9.5%	13.3%	11.5%	13.7%
Pre-opening expenses and net loss on disposal of property(1)	1.1%	1.3%	0.7%	0.6%

Total costs and expenses (2)	102.0%	90.9%	95.4%	90.7%

(Loss) Income from operations (2)	(2.0%)	9.1%	4.6%	9.3%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted income of $48,000 and $6,000, respectively for the three months ended September 28, 2008 and September 30, 2007, respectively. The Rib Team netted income of $12,000 and a net loss of $44,000, respectively for the nine months ended September 28, 2008 and September 30, 2007, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 30, 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Total Revenue
     Total revenue of approximately $35.1 million for the third quarter of fiscal 2008 increased approximately $3.2 million or 10.0% over revenue of approximately $31.9 million for the comparable quarter in fiscal 2007. This increase reflects a 11.9% increase in company-owned restaurant sales and a 6.2% increase in franchise royalty revenue. For the nine months ended September 28, 2008, total revenue of approximately $107.6 million increased approximately $13.1 million, or 13.9% over revenue of approximately $94.4 million, for the nine months ended September 28, 2008. This increase reflects a 15.3% increase in company-owned restaurant sales and a 10.9% increase in franchise royalty revenue.
     Restaurant Sales, net
     Restaurant sales for the third quarter of fiscal 2008 were $30.4 million, compared to $27.2 million for the same period in fiscal 2007, reflecting a 11.9% increase. Restaurant sales for the nine months ended September 28, 2008 were approximately $93.2 million compared to approximately $80.8 million for the nine months ended September 30, 2007, reflecting a 15.3% increase. These increases are largely due to the opening of four new company-owned restaurants since the third quarter of 2007, and an approximate 3.6% weighted average price increase, partially offset by a 4.7% comparable sales decrease.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.5 million for the third quarter of fiscal 2008, representing a 16.3% decrease from the comparable period of 2007, primarily reflecting increased royalties, offset by decreased franchise fees. Royalty revenue, which is based on a percent of franchise-operated restaurant net sales, increased 6.2% reflecting the nine net franchise restaurants that opened since the third quarter of fiscal 2007. Franchise-related revenue was approximately $13.7 million for the nine months ended September 28, 2008 compared to approximately $12.9 million for the nine months ended September 30, 2007, reflecting a year-over-year increase in royalty revenue of 10.9% for the nine month timeframe. There were 123 franchise-operated restaurants opened at September 28, 2008 compared to 114 at September 30, 2007.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes fees obtained in connection with opening assistance and training we provide to our franchise partners. For the third quarter of fiscal 2008, the licensing royalty revenue was approximately $90,000 compared to approximately $75,000 for the comparable period of fiscal 2007. Licensing royalty revenue was approximately $328,000 for the nine months ended September 28, 2008 as compared to $273,000 for the comparable period of fiscal 2007. Other revenue for the fiscal 2008 third quarter was approximately $115,000 compared to $109,000 for the comparable prior year quarter. Other revenue for the nine months ended September 28, 2008 was approximately $379,000 compared to approximately $445,000 for the comparable period of fiscal 2007. The amount of other revenue is expected to be slightly less for fiscal 2008 based on the level of opening assistance for franchised openings that we performed in 2008.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. This fiscal year, we will provide both 24 month and 18 month same store net sales information. We believe we have a longer honeymoon period than typical casual dining, driven by high initial trial and broad reach, when we open a restaurant. Accordingly, in fiscal 2008 we moved to a 24 month comparable sales calculation, intended to provide a more appropriate measure of performance. Same store net sales for company-owned restaurants open at least 24 months for the third quarter of fiscal 2008 decreased 4.7%, compared to fiscal 2007’s third quarter increase of 2.1%. For the third quarter of fiscal 2008, there were 38 restaurants included in the company-owned 24 month comparable sales base and 36 for the third quarter of fiscal 2007. Same store net sales for company-owned restaurants open at least 24 months for the nine months ended September 28, 2008 increased 0.1%, compared to fiscal 2007’s nine months ended September 30, 2007 increase of 1.7%. For the nine months ended September 28, 2008 and September 30, 2007, respectively, there were 38 and 36 restaurants, respectively, included in the company-owned 24 month comparable sales base. The decline in comparable store sales reflects slower traffic in all three of our sales drivers — dine-in, to-go, catering, partially offset by weighted average price increases of 3.6% in 2008.
     Same store net sales for company-owned restaurants open at least 18 months for the third quarter of fiscal 2008 decreased 4.8%, compared to fiscal 2007’s third quarter increase of 2.1%. For the third quarter of fiscal 2008, there were 39 restaurants included in the company-owned 18 month comparable sales base and 36 for the third quarter of fiscal 2007. Same store net sales for company-owned restaurants open at least 18 months for the nine months ended September 28, 2008 decreased 0.1%, compared to the fiscal 2007 comparable period increase of 1.7%. For the nine months ended September 28, 2008 there were 38 restaurants included in the company-owned 18 month comparable sales base and 36 restaurants for the comparable period of fiscal 2007.
     Same store net sales on a 24 month basis for franchise-operated restaurants for the third quarter of 2008 decreased 4.6% compared to a decrease of 3.2% in 2007. For the third quarter of 2008 and 2007 there were 86 and 70 restaurants, respectively, included in the franchise-operated 24 month comparable sales base. Much of the decline in the third quarter of fiscal 2008 reflects the economic challenges being faced in certain franchise markets. Four states representing 17 franchise-operated restaurants accounted for 48% of the decline in franchise comparable sales. Approximately 31.4% of the 86 franchise restaurants in the comparable sales base for the third quarter of 2008 had flat to positive comparable sales.
     Same store net sales on a 24 month basis for franchise-operated restaurants for the first nine months of fiscal 2008 and fiscal 2007 decreased 2.8%. For the first nine months of fiscal 2008 and fiscal 2007, there were 75 and 56 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.
     Same store net sales on an 18 month basis for franchise-operated restaurants for the third quarter of 2008 decreased 5.2%, compared to a decrease of 3.5% for the third quarter of fiscal 2007. For the third quarter of 2008 and 2007, there were 95 and 80 restaurants, respectively, included in the franchise-operated 18 month comparable sales base.
     Same store net sales on an 18 month basis for franchise-operated restaurants for the first nine months of fiscal 2008 and fiscal 2007, respectively, was a decrease of 3.7% and 4.1%, respectively. For the first nine months of fiscal 2008 and fiscal 2007, respectively, there were 86 and 70 restaurants, respectively, included in the franchise-operated 18 month comparable sales base.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the third quarter and first nine months of fiscal 2008 and fiscal 2007 ended September 28, 2008 and September 30, 2007, respectively:

	Three Months Ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Average Weekly Net Sales (AWS):
Company-Owned	$49,429	$51,667	$52,368	$50,907
Full-Service	$51,039	$53,426	$54,465	$52,839
Counter-Service	$38,489	$41,648	$38,583	$39,781

Franchise-Operated	$58,276	$58,196	$58,449	$58,343

AWS 2005 and Post 2005: (1)
Company-Owned	$62,578	$67,610	$67,918	$70,057
Franchise-Operated	$64,600	$65,184	$65,691	$67,187

AWS Pre-2005: (1)
Company-Owned	$46,295	$49,827	$48,608	$48,783
Franchise-Operated	$50,355	$51,483	$49,834	$50,567

(1)	Provides further delineation between AWS for restaurants opened during the pre-fiscal 2005 timeframe, and restaurants opened during the fiscal 2005 and post-fiscal 2005, timeframes.

Operating Weeks:

Company-Owned	608	522	1,772	1,582
Franchise-Operated	1,597	1,443	4,723	4,155
     We continue to demonstrate our category leadership in off-premise sales. Catering and “TO GO” accounted for approximately 34.9% of fiscal 2008’s third quarter sales compared with approximately 35.5% for the third quarter of 2007, with the decline in the percentage reflecting a decline in corporate caterings.
     Food and Beverage Costs
     Food and beverage costs for the third quarter of fiscal 2008 were approximately $9.5 million or 31.3% of net restaurant sales, compared to approximately $8.2 million or 30.3% of net restaurant sales for the third quarter of fiscal 2007.
     Food and beverage costs for the first nine months of fiscal 2008 were approximately $28.8 million or 30.8% of net restaurant sales compared to approximately $24.5 million or 30.3% of net restaurant sales for the comparable period of fiscal 2007.
     Our annual pork contract which lasts through December 2008, resulted in a 1.0% price increase for fiscal 2008. We have recently renegotiated our pork contract at an approximate 2% decrease in price for fiscal 2009. Our poultry contract pricing negotiated in January 2008 resulted in an increase of 12% through September 2008. Our poultry contract for the remainder of fiscal 2008 reflected a price increase of 5% over prior year. Prices under our hamburger and brisket contract, which runs through December 2008, are essentially flat for fiscal 2008 as compared to prior year. We are currently renegotiating this contract for 2009. For fiscal 2008, we expect food costs to be approximately 100 basis points higher as a percentage of

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
sales as compared to 2007. We have included rebates from food and beverage vendors that had previously gone to the National Ad fund, of which approximately $344,000 has been recorded in the first nine months of 2008. We took a 1.6% price increase in June, and a 2.0% price increase in October 2008 to help mitigate food cost pressures. Looking forward, we intend to be much more opportunistic in 2009 with contract pricing — looking at shorter time horizons to capitalize on downturns in prices as we expect the markets to be more volatile throughout 2009.
     Labor and Benefits Costs
     Labor and benefits costs for the third quarter ended September 28, 2008 were approximately $9.8 million or 32.3% of net restaurant sales, compared to approximately $8.3 million or 30.4% of net restaurant sales for the three months ended September 30, 2007. Labor and benefits costs for the nine months ended September 28, 2008 were approximately $28.7 million or 30.8% of net restaurant sales, compared to approximately $24.1 million or 29.8% of net restaurant sales for the nine months ended September 30, 2007. The increase in labor and benefits costs for the third quarter were impacted by higher health insurance claims partially offset by lower worker’s compensation costs. Additionally, there were various state and federal minimum wage increases phased in during the third quarter. Finally, the takeover of the Atlanta restaurants in July had an approximate 40 basis point impact on labor costs for the third quarter. For 2008, we expect labor and benefits costs as a percentage of net restaurant sales to be approximately 100 basis points higher compared to 2007 levels primarily as a result of expected inefficiencies from the three company-owned restaurant openings in October 2008. As stated previously, our experience is that newly opened restaurants incur higher than normal levels of labor costs until operations stabilize, usually during the first three to four months of operations.
     Operating Expenses
     Operating expenses for the third quarter of fiscal 2008 were approximately $7.5 million or 24.6% of net restaurant sales, compared to operating expenses of approximately $6.8 million or 25.0% of net restaurant sales for the third quarter of fiscal 2007. The increase in restaurant level operating expenses for the third quarter of fiscal 2008 is primarily due to higher utility and repair and maintenance costs. Additionally, there were deferred rent credits of approximately $477,000 recorded associated with the impairment of a restaurant in Minnesota and a restaurant in Illinois. Operating expenses for the nine months ended September 28, 2008 were approximately $24.2 million or 25.9% of net restaurant sales, compared to approximately $20.2 million or 25.0% of net restaurant sales for the nine months ended September 30, 2007. The increase in restaurant level operating expenses as a percentage of net restaurant sales for the 2008 year-to-date period is primarily due to higher utilities, repairs and maintenance costs and the shifting of advertising costs to the earlier part of 2008. During fiscal 2008, operating expenses as a percentage of net restaurant sales are expected to be higher by 60 basis points from the percentage for fiscal 2007 due to utility increases, partially offset by the deferred rent credits. Fiscal 2008 advertising expenses are expected to be flat to prior year, at approximately 3.5% of net restaurant sales, which includes 1.0% to be contributed to the national advertising fund.
     Depreciation and Amortization
     Depreciation and amortization expense for the third quarter of 2008 was approximately $1.4 million or 4.0% of total revenue, compared to the third quarter of 2007 at approximately $1.1 million or 3.5% of total revenue. Depreciation and amortization expense for the nine months ended September 28, 2008 and September 30, 2007 was approximately $4.1 million and $3.4 million, respectively, and was 3.8% and 3.6% respectively, of total revenue. Depreciation and amortization increased year-over-year due to capital invested toward the opening of four new restaurants since September 2007 and the result of the fiscal 2007 reclassification of assets previously held for sale to assets held and used. During fiscal 2008, depreciation and amortization is expected to increase modestly from fiscal 2007 levels due to expected capital expenditures of approximately $11.0 million for four new and existing company-owned restaurants and other projects.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Asset Impairment and Lease Termination and Other Closing Costs
     During the third quarter of 2008, we recorded $3.9 million in asset impairment and lease termination charges and took $477,000 of deferred rent credits as described below. Taken together these charges and credits had a $0.24 negative impact on earnings per share in the third quarter.
     In September of 2008, the Company closed an existing restaurant in Chicago, Illinois in conjunction with opening, a new prototype restaurant within four miles of the existing restaurant, supporting the Company’s strategy to reposition legacy restaurants within a market when opportunities arise. The closure resulted in a non-cash charge of approximately $148,000 representing the disposal of assets net of a deferred rent credit. Additionally, subsequent to quarter end, the Company negotiated a lease buyout for this location and another location in the Chicago market that had previously closed for a total of $80,000.
     Additionally, during the quarter, the Company recorded non-cash impairment charges on two other locations, one in Chicago and one in Minneapolis for the impairment of fixed assets for a total of approximately $2.0 million. Associated with the leases for these locations, the Company recognized a deferred rent credit of approximately $477,000 based on uncertainty regarding the future exercise of option periods provided in these leases.
     Also during the third quarter, the Company acquired three franchise restaurants in Atlanta from a franchisee in exchange for amounts owed and deemed uncollectible. Based on the Company’s assessment of expected cash flows from those locations, a net impairment charge of approximately $1.7 million was recorded related to assets acquired. The Company has completed its assessment of the long-term viability of these restaurants and continues to have discussions with the landlords regarding the buyout of these leases.
     General and Administrative Expenses
     General and administrative expenses for the third quarter of 2008 were approximately $3.3 million or 9.5% of total revenue, compared to approximately $4.2 million or 13.3% of total revenue for the third quarter of fiscal 2007. General and administrative expenses as a percent of total revenue, excluding stock-based compensation, were 9.2% for the third quarter of 2008 and 12.0% for the third quarter of 2007. General and administrative expenses for the third quarter of 2008 reflected an approximate $910,000 expense reduction due to lower stock-based compensation expenses resulting from the departure of our two prior Chief Executive Officers, lower bonuses resulting from our earnings per share loss, and purposeful decisions to “right size” the organization and eliminate unnecessary travel and expenditures. General and administrative expenses for the first nine months of fiscal 2008 were approximately $12.4 million or 11.5% of total revenue compared to approximately $12.9 million or 13.7% of total revenue for the first nine months of fiscal 2007. General and administrative expenses as a percent of total revenue, excluding stock-based compensation was 10.8% and 12.2% for the year-to-date periods of 2008 and 2007, respectively. General and administrative expense for the first nine months of fiscal 2008 included recent grants of restricted stock units to our new President and Chief Executive Officer and Chief Financial Officer, forfeiture of shares due to departures, executive search fees, and bad debt expense. We are expecting stock-based compensation to be approximately $696,000 in fiscal 2008, as follows (in thousands):

Performance	Restricted	Board of Directors	Unvested Stock
Shares	Stock Units	Shares	Options	Total
$305	$40	$266	$85	$696
     During fiscal 2008, we expect general and administrative expenses, as a percentage of total revenue, to be 75 to 80 basis points favorable to fiscal 2007’s percentages, general and administrative expense for 2007 included $1.0 million for the recapture of general and administrative for the departure of our Chief Executive Officer last December.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. We had pre-opening expenses of approximately $333,000 in the third quarter of 2008 and approximately $349,000 in the third quarter of 2007. We had pre-opening expenses of approximately $636,000 for the nine months ended September 28, 2008 and $391,000 for the nine months ended September 30, 2007. We will open four company-owned restaurants in fiscal 2008 with total pre-opening costs estimated at approximately $275,000 per restaurant, compared with three company-owned restaurants in 2007. One of these restaurants had been opened as of September 28, 2008. Included in pre-opening costs is pre-opening rent for approximately 16 weeks, however, this will vary based on lease terms.
     Loss on Disposal of Property
     Net loss on disposal of property was approximately $10,000 in the third quarter of fiscal 2008 and $10,000 in the third quarter of fiscal 2007. During the first nine months of fiscal 2008, we recorded a net loss on disposal of property of approximately $16,000 in fiscal 2008 and approximately $110,000 in fiscal 2007. The sale of our Rogers, Arkansas restaurant in fiscal 2007, resulted in an approximate $62,000 net loss.
     Interest Expense
     Interest expense includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan. Interest expense was approximately $504,000 or 1.4% of total revenue for the third quarter of fiscal 2008, compared to approximately $352,000 or 1.1% of total revenue for the comparable third quarter of fiscal 2007. This increase in interest expense was largely due to a higher average balance on our revolver. Interest expense was approximately $1.5 million or 1.4% of total revenue for the first nine months of fiscal 2008 and approximately $1.1 million or 1.1% of total revenue for the first nine months of fiscal 2007. For fiscal 2008, we expect interest expense to remain higher than fiscal 2007 levels due to a higher balance on our line of credit which had a balance of $16.0 million as of September 28, 2008 partially offset by a higher rate.
     Interest Income
     Interest income was approximately $73,000 and $70,000 for the third quarter of fiscal 2008 and fiscal 2007, respectively. Interest income was approximately $172,000 and $223,000 for the first nine months of fiscal 2008 and fiscal 2007, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2008 interest income to remain lower than fiscal 2007 levels due to lower cash balances.
     Provision for Income Taxes
     For the third quarter of 2008, we recorded an estimated income tax benefit of approximately $375,000 or 33.0% of income before income taxes, compared to a tax provision of approximately $885,000 or 33.8% of income before income taxes, for the third quarter of 2007. For the nine months ended September 28, 2008, our tax provision was approximately $1.2 million, or 34.3% of income before income taxes, compared to the prior year comparable period of approximately $2.7 million, or 33.9% of income before income taxes. We estimate a tax provision of 34% for fiscal 2008.
     Basic and Diluted Net (loss) Income Per Common Share
     Net loss for the three months ended September 28, 2008 was approximately $763,000 or $0.08 loss per

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
basic and diluted share on approximately 9,304,000 weighted average basic and diluted shares outstanding. Net income for the three months ended September 30, 2007 was approximately $1.7 million or $0.17 per basic and diluted share on approximately 9,932,000 weighted average basic shares outstanding and approximately 10,285,000 weighted average diluted shares outstanding.
     Net income for the nine months ended September 28, 2008 was approximately $2.3 million or $0.25 per basic and $0.24 per diluted share on approximately 9,516,000 weighted average basic shares outstanding and approximately 9,671,000 weighted average diluted shares outstanding, respectively. Net income for the nine months ended September 30, 2007 was approximately $5.3 million or $0.53 per basic share on approximately 10,043,000 weighted average basic shares outstanding and $0.51 per diluted share on approximately 10,396,000 weighted average diluted shares outstanding.
Financial Condition, Liquidity and Capital Resources
     At September 28, 2008 and at fiscal 2007 year end, our balance of unrestricted cash and cash equivalents was approximately $1.5 million.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.19 at September 28, 2008 and 0.40 at September 30, 2007. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to borrowings on our line of credit used primarily for capital expenditures and funding the repurchase of common stock under our share repurchase programs.
     Net cash provided by operations for the nine months ended September 28, 2008 was approximately $10.4 million. Cash provided by operations was primarily from net income of approximately $2.3 million, depreciation and amortization of approximately $4.1 million, asset impairment and lease termination and other closing costs of $3.9 million, and a decline in restricted cash of approximately $909,000. In addition, there were increases in stock based compensation of approximately $698,000. These net increases to cash flows were partially offset by an approximate $733,000 decrease in prepaid expenses and other current assets, a $529,000 decrease in other current liabilities, an approximate $331,000 decrease in accrued compensation and benefits, and a $311,000 decrease in accounts payable.
     Net cash provided by operations for the nine months ended September 30, 2007, was approximately $12.2 million. Cash provided by operations was primarily from net income of approximately $5.3 million, depreciation and amortization of approximately $3.4 million, a decrease in deferred tax assets of approximately $1.6 million, and stock-based compensation of approximately $1.5 million. These amounts were partially offset by a decrease in other current liabilities of $230,000.
     Net cash used for investing activities was approximately $8.0 million for the nine months ended September 28, 2008, used primarily for capital expenditures related to the construction of our new restaurants. During the nine months ended September 30, 2007, net cash used for investing activities was approximately $6.3 million. We used approximately $8.2 million for capital expenditures primarily related to the construction of our new restaurants, partially offset by the $1.8 million sale of our Rogers, Arkansas restaurant to a franchise partner. In fiscal 2008, we expect capital expenditures to be approximately $11.0 million, which will consist of costs related to the construction of four new company-owned restaurants, information technology infrastructure projects, and normal capital expenditures for existing restaurants.
     Net cash used for financing activities was approximately $2.4 million during the nine months ended September 28, 2008. We had draws of $19.5 million on our line of credit and had repayments of $16.5 million. In addition, we repaid approximately $283,000 of long-term debt and repurchased 592,956 of our shares for approximately $5.1 million, at an average market price of $8.55 per share, including commissions. During the nine months ended September 30, 2007, we borrowed $9.5 million and repaid $5.5 million on our

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
line of credit, we made payments on long-term debt of approximately $1.2 million. In addition, we received proceeds from stock options exercised and tax benefits from stock options exercised of approximately $379,000. We also repurchased 388,570 shares of our common stock under our share repurchase program for approximately $7.2 million.
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (2.00% at September 28, 2008) plus 0.5% or Wells Fargo’s prime rate (5.00% at September 28, 2008). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of September 28, 2008, was 0.25%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases, as well as the repurchase of shares under our share repurchase authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. Various financial covenants have been updated with new maximum target capital expenditures, cash flow ratios, and adjustment leverage ratios. In addition, capital expenditure limits now include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the agreement). Additionally, a new financial covenant regarding a limit to franchise royalty receivables aged more than 30 days is applicable if a specified level of the adjusted leverage ratio is reached. Due to the impairment charges and lease termination fees recorded during the quarter, we were not in compliance with the adjusted leverage ratio covenant under the Facility but had received a waiver as of September 28, 2008. The credit agreement waiver amendment changed the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. We were in compliance with all covenants under the Facility as of December 30, 2007.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. We had $16.0 million in borrowings under this Facility and had $150,000 in Letters of Credit required by our fiscal 2005 self-funded, medical insurance policy, which reduced our borrowing capacity under the Facility, as of September 28, 2008. We had $11.0 million in borrowings under this Facility and had $500,000 in Letters of Credit as of September 30, 2007, as required by our fiscal 2005 self-funded medical insurance policy.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our expanded credit facility. We expect capital expenditures of approximately $11.0 million in 2008 for the construction of four new restaurants, corporate infrastructure, and normal capital expenditures for existing restaurants.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations
     See Notes 7, 8, and 9 to our Consolidated Financial Statements in our Fiscal 2007 Annual Report on Form 10-K for the details of our contractual obligations.
Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. Due to the impairment charges and lease termination fees recorded during the quarter, we were not in compliance with the adjusted leverage ratio covenant under the Facility but had received a waiver as of September 28, 2008. The credit agreement waiver amendment changed the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. We were in compliance with all covenants under the Facility as of December 30, 2007.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of September 28, 2008 was approximately $11.4 million, including financing lease obligations. All of the outstanding long-term debt is subject to fixed interest rates and, therefore, is not subject to significant interest rate risk.
     As discussed in “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources,” on April 17, 2008 the Company amended and restated its credit agreement with Wells Fargo Bank. The credit agreement, as amended and restated, (the “Facility”) provides for maximum aggregate loan commitment from $20.0 million to $30.0 million, with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million. Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (2.00% at September 28, 2008) plus 0.5% or Wells Fargo’s prime rate (5.00% at September 28, 2008). The applicable margin will depend on the Company’s Adjusted Leverage “Ratio”, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of September 28, 2008, was 0.25%. An increase option exercise fee of 0.025% will apply to increased amounts between $30.0 million and $50.0 million.
     Some of the products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-price purchase commitments for the majority of food we purchase from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.
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
Item 1A. Risk Factors
The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.
     The restaurant industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets could weaken consumer confidence in the economy and consequently reduce the amount of consumers’ dining out occasions, which would be harmful to our results of operations, and negatively impact our financial position. We believe that weakening consumer confidence in light of the current economic downturn is a factor contributing to the decrease in our same store net sales decrease for the quarter ended September 28, 2008. In addition, the impact of the current economic downturn may result in a deceleration of the number and timing of restaurant openings and, depending on its duration and severity, could adversely affect our ability to comply with financial covenants under our credit facility. If termination of our credit facility were to occur based on failure to comply with financial covenants, replacement financing may be unavailable to us on similar terms or at all, especially if current credit market conditions continue. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.
     A description of other risk factors associated with our business is contained in Part I. Item 1A. “Rick Factors,” of our Annual report on Form 10-K for the fiscal year ended December 30, 2007. Cautionary statements including the risk factor above and those described in our Annual Report on Form 10-K are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On September 27, 2007, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. As of September 28, 2008 we had completed the repurchase of all shares under this program for approximately $11.3 million at an average market price per share of $11.33, excluding commissions.
     On August 6, 2008, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. During the third quarter of fiscal 2008, we repurchased 75,412 shares under this program for approximately $680,000 at an average market price per share $9.00, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     The following table includes information about our share repurchases for the third quarter ended September 28, 2008.

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
	Total		(or Units)	Shares
	Number of	Average	Purchased as	(or Units)
	Shares	Price Paid	Part of Publicly	that May Yet be
	(or Units)	per Share(1)	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
Month #7 (June 30, 2008 — July 27, 2008)	-0-	$-0-	498,456	501,544(2)
Month #8 (July 28, 2008 — August 24, 2008)	576,956(3)	$8.52	576,956	924,588(4)
Month #9 (August 25, 2008 — September 28, 2008)	-0-	$-0-	-0-	924,588(4)

(1)	Excluding Commissions

(2)	Reflects the maximum number of shares that may be purchased under the publicly announced share repurchase plan authorized on September 27, 2007.

(3)
Includes all 501,544 shares remaining available for purchase under the publicly announced share repurchase plan authorized on September 27, 2007; also includes 75,412 shares purchased under the publicly announced share repurchase plan authorized on August 6, 2008.

(4)	Reflects the maximum number of shares that may be purchased under the publicly announced share repurchase plan authorized on August 6, 2008.
Item 5. OTHER INFORMATION
Compensatory Arrangements with Certain Officers
     On November 4, 2008, the Compensation Committee of the Board of Directors of the Company approved increases in the 2008 bonus potential for Christopher O’Donnell, the Company’s President and Chief Executive Officer, and Diana G. Purcel, the Company’s Chief Financial Officer and Secretary. Following the increase, Mr. O’Donnell will be eligible to earn a bonus of up to 100% of his base salary and Ms. Purcel will be eligible to earn a bonus of up to 75% of her base salary. In addition, the Compensation Committee approved an increase in Ms. Purcel’s annual base salary from $260,000 to $270,000 effective beginning with the Company’s current pay period.
Adoption of Amended and Restated Bylaws
     On and effective as of November 4, 2008, the Board of Directors of the Company approved the adoption of Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The Bylaws of the Company previously in effect are referred to herein as the former Bylaws. The following summary does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended Bylaws, filed as Exhibit 3.1 hereto, and incorporated herein by reference.
     Advance notice of business proposed by shareholders. The Amended Bylaws establish advance notice procedures applicable to business that may be brought before a meeting of the Company’s shareholders by shareholder of the Company, as summarized below.
     The Amended Bylaws limit business to be conducted at any annual or special meeting of shareholders to business brought before the meeting (i) by or at the direction of the Board of Directors, or (ii) with respect to business other than the election of directors, by any shareholder who complies with specified advance notice procedures. For business to be properly brought before a meeting by a shareholder, such business must be a proper matter for shareholder action and the shareholder must (A) be a shareholder of the Company of record at the time of the giving of the notice for such annual meeting, (B) be entitled to vote at such meeting, and (C) deliver timely notice in proper written form to the Secretary of the Company.
     To be timely, a shareholder’s notice with respect to an annual meeting must be delivered not less than 60 nor more than 120 calendar days prior to the first anniversary of the date on which the Company first mailed its proxy materials for the preceding year’s annual meeting of shareholders. If, however, the date of

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
the annual meeting is advanced more than 30 calendar days prior to or delayed by more than 30 calendar days after the anniversary of the preceding year’s annual meeting, timely notice by a shareholder may be delivered to or mailed and received not later than the close of business on the 10th calendar day following the earlier of the date the Company mails notice to its shareholders that a meeting of shareholders will be held or issues a press release, files a periodic report with the Securities and Exchange Commission or otherwise publicly disseminates notice that a meeting of shareholders will be held. In addition, a proposal submitted by a shareholder for inclusion in the Company’s proxy statement for an annual meeting that is appropriate for inclusion and otherwise complies with the provisions of Rule 14a-8 under the Securities Exchange Act of 1934 (including timeliness) will be deemed to be submitted on a timely basis. To be timely, a shareholder’s notice with respect to a special meeting must be delivered not later than the close of business on the 10th calendar day following the earlier of the date the Company mails notice to its shareholders that a special meeting of shareholders will be held or issues a press release, files a periodic report with the Securities and Exchange Commission or otherwise publicly disseminates notice that a special meeting of shareholders will be held. Adjournment of an annual or special meeting or the public disclosure thereof will not commence a new time period for the giving of a shareholder’s notice as described above.
     The Amended Bylaws also prescribe the form in which a shareholder’s notice must take to be considered valid, including without limitation the information required to be provided by the stockholder making a proposal.
     Qualifications and Nominations for Directors. The Amended Bylaws limit persons eligible for election as directors of the Company to those who are nominated (i) by or at the direction of the Board of Directors or (ii) by a shareholder of record who is entitled to vote for the election of directors at the time of giving of the notice described below. The Amended Bylaws also require nominations by shareholders to be made pursuant to timely notice in proper written form to the Company’s Secretary.
     To be timely, a shareholder’s notice with respect to an annual meeting must be delivered not less than 60 nor more than 120 calendar days prior to the first anniversary of the date on which the Company first mailed its proxy materials for the preceding year’s annual meeting of shareholders. If, however, the date of the annual meeting is advanced more than 30 calendar days prior to or delayed by more than 30 calendar days after the anniversary of the preceding year’s annual meeting, timely notice may be delivered not later than the close of business on the 10th calendar day following the earlier of the date the Company mails notice to its shareholders that a meeting of shareholders will be held or issues a press release, files a periodic report with the Securities and Exchange Commission or otherwise publicly disseminates notice that a meeting of shareholders will be held. To be timely, a shareholder’s notice with respect to a special meeting must be delivered not later than the close of business on the 10th calendar day following the earlier of the date the Company mails notice to its shareholders that a special meeting of shareholders will be held or issues a press release, files a periodic report with the Securities and Exchange Commission or otherwise publicly disseminates notice that a special meeting of shareholders will be held. Adjournment of an annual or special meeting or the public disclosure thereof will not commence a new time period for the giving of a shareholder’s notice as described above.
     The Amended Bylaws also prescribe the form in which a shareholder’s notice must take to be considered valid, including but not limited to setting forth as to each person the shareholder proposes to nominate as a director, all information required to be included in a proxy statement filed with the Securities and Exchange Commission had the nominee been nominated by the Board (including without limitation such person’s written consent to being named in the proxy statement as nominee and to serving as a director if elected).
     Additional Changes. In addition to the amendments described above, the Restated Bylaws include certain changes (1) to comply or be consistent with the Minnesota Business Corporations Act as amended to date and Minnesota law generally, including without limitation permitting meetings of the shareholders and of

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
the Board of Directors to be held by means of remote communication, (2) clarify language, and (3) make various technical corrections and non-substantive changes.
Item 6. EXHIBITS
3.1	Amended and Restated By-Laws.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: November 7, 2008	By:	/s/ Christopher O’Donnell Christopher O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2008		/s/ Diana Garvis Purcel Diana Garvis Purcel
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)