Form 10-K
period 2008-12-28
FAMOUS DAVES OF AMERICA INC
filed 2009-03-13
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2008
Commission File No. 0-21625

FAMOUS DAVE’S of AMERICA, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1782300 (I.R.S. Employer Identification No.)
12701 Whitewater Drive, Suite 200
Minnetonka, MN 55343
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code (952) 294-1300
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934 (the Act). Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $51.2 million as of June 29, 2008 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.
As of March 9, 2009, 9,079,068 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 5, 2009 (the “2009 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2009 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 28, 2008.

PART I

ITEM 1.	BUSINESS
General Development of Business
     Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of December 28, 2008, there were 170 Famous Dave’s restaurants operating in 36 states, including 47 company-owned restaurants and 123 franchise-operated restaurants. An additional 102 franchise restaurants were committed to be developed through signed area development agreements at December 28, 2008.
     We have committed to our MISSION POSSIBLE plan for 2009, which is a set of Six Guiding Goals for the organization with specific and supporting objectives that provide a roadmap for our success moving forward. Below is our plan (our top six goals and key supporting initiatives).
•
Leadership Stabilization and Development — We had significant turnover in key leadership positions during 2008. In all of our key leadership disciplines, we now have a team that has the discipline of prudent business operators and the creative spirit of entrepreneurs who are flexible and adaptive.

     The remaining goals are discussed in each respective business section that follows.
•	Sales Stabilization and P&L Optimization

•	Menu Enhancement and Innovation Strategy

•	People and Resource Optimization

•	Growth Strategy and Preparation

•	Valued Franchisor
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
Narrative Description of Business
     Famous Dave’s restaurants, a majority of which offer full table service, feature hickory-smoked off-the-grill entrée favorites. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature signage. As of December 28, 2008, 41 of our company-owned restaurants were full-service and 6 were counter-service. In 2009, we do not plan to open any company-owned restaurants; however, we expect to open 8 to 10 franchise locations. Generally, our prototypical design includes the following elements: a designated bar, a signature exterior smokestack, a separate entrance for our category-leading “TO GO” business and a patio (where available). This design enables us to capitalize on a consistent trade-dress and readily identifiable look and feel for our future locations. Our newest restaurants opened in fiscal 2008 have approximately 6,000 square feet, and approximately 175 seats, with an additional 50 seats in the bar, and 32 additional seats on the patio. We are currently working on the development of a 5,000 square foot prototype that would most likely be built as a free-standing building, a 4,000 square foot prototype that would most likely be constructed as an end cap, as well as lower-cost conversion packages.

     We pride ourselves on the following:
     High Quality Food — Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, sassy grilled salmon, and generous signature sandwiches and salads. Enticing side items, such as honey-buttered corn bread, potato salad, coleslaw, Shack FriesTM and Wilbur BeansTM, accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding, Hot Fudge Kahlua Brownies, and Key Lime Pie, are a specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer five regional tableside barbeque sauces: Rich & Sassy®, Texas PitTM, Georgia MustardTM, Devil’s Spit® and Sweet and ZestyTM. These sauces, in addition to a variety of seasonings, rubs, marinades, and other items are also distributed in retail grocery stores throughout the country under licensing agreements.
     We believe that high quality food, “scratch cooking” and smoking our meats daily at each of our restaurants are principal points of differentiation between us and other casual dining competitors and are a significant contributing factor to repeat business. We also feel that our focus on barbecue and being “True to the ‘Que” allows for product innovation without diluting our brand. As such, we see no geographic impediments to scaling our concept and brand. In 2009, one of our main six goals is to look at menu enhancements and have an innovative strategy to a changing casual dining market place. We have hired an award-winning chef to head up our Research and Development efforts. He will focus on new food offerings, and enhancing existing menu items with new flavor enhancements. Our off-premise sales, consisting of “TO GO” and catering, are one of, if not the highest in the industry and we support this business with a separate “TO GO” entrance at many of our restaurants with prominent and distinct signage, and for added convenience, we separately staff the “TO GO” counter. We also have grown our catering business which can accommodate any size party at any venue.
     Distinctive Environment — Décor and Music — Our original décor theme was a nostalgic roadhouse shack (“Shack”), as defined by the abundant use of rustic antiques and items of Americana. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have evolved our format to that of a full-service concept with a prototypical design that incorporates the best attributes of the past restaurants while providing a consistent brand image for the future. Of our 47 restaurants as of December 28, 2008, 41 were full-service restaurants, with 23 as the “Lodge” format, 6 as the “Shack” format, one, located in the Minneapolis market, is a “Blues Club” format and 11 as company-owned prototypical restaurants. The remaining 6 are counter-service restaurants. We will continue to evaluate converting counter-service restaurants to full-service restaurants where there is determined to be a sufficient return on our investment.
     Broad-Based Appeal — We believe that our concept has broad appeal because it attracts customers of all ages, the menu offers a variety of items, and our distinctive sauces allow our guests to customize their experience, appealing to many tastes. We believe that our distinctive barbecue concept, combined with our high-quality food, make Famous Dave’s appealing to families, children, teenagers and adults of all ages and socio-economic backgrounds.
Operating Strategy
     We believe that our ability to achieve sustainable profitable growth is dependent upon us delivering high-quality experiences in terms of both food and hospitality to every guest, every day, and to enhance brand awareness in our markets. Key elements of our strategy include the following:
     Operational Excellence — During fiscal 2008, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety.

In 2009, we have added a position of Director of Food Safety and Quality Assurance who is experienced in these matters. Operational Excellence also means an unyielding commitment to provide our guests with precision service during every visit. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.
     Our menu focuses on a number of popular smoked, barbeque, meat, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared proprietary seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs, and eliminates the need for highly compensated chefs. In order to enhance our appeal, expand our audience, and promote our cravable products, we promote Limited-Time Offerings (LTOs) which often provide higher margins than our regular menu items. We believe that constant and exciting new product introductions, offered for a limited period of time, encourage trial visits, build repeat traffic and increase exposure to our regular menu. In order to increase customer frequency, we have assembled a research and development product pipeline designed to generate four to six product introductions annually.
     The first quarter of fiscal 2008 included a successful Spring promotion with an LTO of BBQ skewered shrimp available as an appetizer, entrée platter, or a sandwich combined with our hot-link sausage or combined with a slab of our award-winning ribs. Our Summer promotion featured combinations of our St. Louis-style ribs, brisket and pork all together on the “U.S. of BBQ” platter. Our Fall promotion, which was our most successful promotion to date, consisted of USDA choice flank steak in an entrée and sandwich offering. Our 2009 Spring promotion consisted of value priced offerings, “Dave’s Que Plate Specials”, a collection of seven specials for $6.99 through $8.99 all on one plate. We’re doing everything we can to make sure that our guests — new and existing — know that we offer not only the best barbeque, but also the best value when it comes to barbeque.
     Human Resources and Training — We believe that a fundamental component of the success of our concept rests with our ability to hire, train and motivate and retain qualified employees, whom we refer to as our “Associates,” at all levels of our organization. As a result, we place a great deal of importance on our Human Resource and Training functions, which take active roles in improving performance in our restaurants and strive to achieve an exceptional working environment for our Associates. One of our six top key goals for 2009 is the Optimization of Our People and Resources. At its core, this goal emphasizes our commitment to doing the right thing for the organization while ensuring we have the right people in the right roles with the right resources and tools.
     We are a performance-based organization committed to recognizing and rewarding performance at all levels of the organization. Our compensation is part of a total rewards strategy and program, and is benchmarked closely against the industry. Our total rewards program includes health and welfare coverage, 401(k) and non-qualified deferred compensation plans offering a company match, and base pay and incentive programs developed to maintain our competitive position. We are pleased with our progress in retention as Management and hourly Associate turnover has been maintained at or below industry averages. Our Management turnover for fiscal 2008 was approximately 16% and Associate turnover was approximately 79% in our restaurants. During fiscal 2008, our Human Resource and Training functions focused on the selection and retention of superior talent through programs in succession planning, talent management, safety and risk reduction, organizational development and training.
     In the Training and Development arena, we conduct a variety of ongoing training programs for both restaurant Manager and Multi-Unit Manager levels in an effort to create defined career paths for our Associates at these levels. We also offer training courses for both Corporate Management and Franchise Partners. In late 2008, we rolled our Famous Dave’s Management Certification program to ensure a consistent high standard in Famous Food and bar product knowledge, recipe adherence, and to improve guest service and hospitality.

     Our leadership development program, entitled “Good to Great”, has been instrumental in assessing and training Associates with leadership potential at all levels of our organization and we will continue this program in 2009. This program includes coaching in the use of employee strengths, people, sales and profit presentations, financial education, and networking opportunities with our Executive Team. Our joint Franchise Partner and General Manager workshop was held in February 2009. At this year’s conference, we featured sessions on service, hospitality, building great teams, prime costs, culture and community, food safety awareness, and local store marketing. Participants included all company-owned restaurant General Managers and Area Directors along with many of our Franchise Partners, Franchise General Managers and Franchise Multi-Unit Operators. In addition to providing leadership training opportunities, we provide individualized training and strength coaching opportunities to all of our Support Center Associates.
     We strive to instill enthusiasm and dedication in our Associates and regularly solicit suggestions concerning our operations and endeavors in an attempt to be responsive to their concerns. In addition, we have numerous programs designed to recognize and reward our Associates for outstanding performance. One example is our President’s Club program which rewards General Managers for accomplishments in many areas directly related to great restaurant operations, such as sales growth, operating results, safety programs, internal promotions, retention and increased Guest satisfaction scores. During fiscal 2008, over 70% of our General Managers attained the President’s Club designation. During fiscal 2008, we also continued our Smokin’ Superstar program to recognize Support Center contributions towards the operational success of the organization. Two Support Center Associates were recognized by both the Company and Franchise operation’s teams for their outstanding service and support. For 2009, we reconfigured this program, including opening it up to the entire system of franchise and company operations. This new program, Ring of Fire, allows us to reward and recognize the MOST FAMOUS of the FAMOUS in both company and franchise operations. Our goal is to reward those operating practices that will help us grow strong as a system. Additionally, with a one system program, healthy competition will be fostered which should make the entire system stronger.
     During fiscal 2009, our Human Resources will focus on excellence in service to both Company and Franchise Operations teams by using new technologies to track employee relations, enhancing our foundation for performance management and total rewards programs. Additionally, we will be researching new technologies in payroll and HRIS data management. Our Training organization will focus on increasing hospitality and Guest service across company-owned and franchise-operated restaurants by continuing to conduct Famous Food and Famous Hospitality and Bar Workshops and orchestrating our Management Certification program.
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

     We also have two Directors of Operations. Each of these individuals are responsible for approximately half of the company-owned restaurants which allows us to have our operations’ leadership closer to the day-in and day-out business of our restaurants, thus creating a smaller span of control for each Director of Operations. The Directors of Operations assist in the professional development of our Area Directors and General Managers as we prepare for future company-owned growth. They are also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. These Directors report to the Vice President of Company Operations.
     Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each restaurant has approximately 40 to 60 Associates.
     Off-Premise Occasions — Focus on Convenience — In addition to our lively and entertaining sit-down experience, we provide our guests with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave’s entrées and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. Also, the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive. During fiscal 2008, we saw a decline in our industry-leading off-premise sales, where approximately 32.4% of our restaurant sales in fiscal 2008 were derived from catering and “TO GO” as compared to 33.5% for fiscal 2007. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business.
     Catering slowed in 2008 as corporate caterings were reduced due to the economic downturn. The demand for Famous Dave’s catering accounted for approximately 9.8% of our sales for fiscal 2008, as compared to 10.4% in 2007. Each restaurant has a dedicated vehicle to fully support our catering initiatives. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants. We continue to make investments in catering by hiring catering managers or directors in each of our key company-owned markets. These individuals train franchise partners, conduct workshops at our company-owned restaurants in maximizing catering opportunities as well as corporate outreach efforts with targeted mailings and email blasts.
     “TO GO,” which accounted for approximately 22.6% of our restaurant sales for fiscal 2008, also declined from 23.0% in 2007 due to the economic downturn, but is still an integral part of our overall business plan. Our restaurants have been designed specifically to accommodate a significant level of “TO GO” sales, including a separate “TO GO” entrance with prominent and distinct signage and for added convenience we separately staff the “TO GO” counter. This option enables Famous Dave’s to capture a greater portion of the growing convenience and flexibility of the “take-out” market and allows consumers to “trade within our brand,” when dining in isn’t always an option. We pursue efforts to increase awareness of “TO GO” in all company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants.
     Customer Satisfaction — We believe that we achieve a significant level of repeat business by providing high-quality food, efficient friendly service, and warm caring hospitality in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the purposeful hiring, training and supervision of personnel and the establishment of, and adherence to, high standards of performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms. We diligently monitor the guest experience through the use of an interactive voice response (IVR) guest feedback system to ensure that our system is producing desired results. Through this IVR system, we obtain an OSAT score, which measures overall guest satisfaction using a rating scale of 1 to 5. The company rating is based on the number of responses that give the highest rating of five. During 2008, we saw continued improvement in guest satisfaction scores through these monitoring programs.

     Value Proposition and Guest Frequency — We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.59 to $22.00 resulting in a per person average of $14.07 during fiscal 2008. Lunch checks averaged $12.12 during fiscal 2008 and dinner checks averaged $15.40 during fiscal 2008. We believe that value priced offerings and new product introductions, offered for a limited period of time, will help drive new, as well as infrequent guests into our restaurants for additional meal occasions. We offer an ‘All American Feast’ which serves 5-6 guests at an excellent value. As part of the sales stabilization and P&L optimization goal, as a pure tactical initiative during these tough economic times, we’ve engaged in selective promotional activities, including an offering of “$10 off on orders of $30 or more” that we ran as a coupon offering, and as an email blast. Results have been positive, with an increase in traffic as compared to the periods prior to the promotion and an average check well above the $30 requirement. We’ve also just completed a value promotion called ‘buck a bone’ which is — essentially — what it is called. With this promotion, a guest could order up to six of our famous spareribs with certain selective entrees for only a dollar each. This promotion was well received by our guests, was easy to execute by our servers and resulted in an effective up-sell opportunity for our restaurants. As mentioned earlier, we have recently offered our ‘Que Plate Specials’. These promotions are system-wide with all company-owned restaurants and 80 percent of our franchise locations participating. We are supporting the promotion with radio and TV advertising, running approximately three weeks during the period. We have a fully-equipped test kitchen at our corporate headquarters. With our newly hired Director of Research and Development this facility will continue to allow us to create new menu selections, prepare and test LTOs and further refine our recipe books and preparation techniques.
Marketing and Promotion
     We believe that Famous Dave’s is the category-defining brand in barbecue. Specializing in a unique and distinctive brand of grilled, smoked, and southern style food, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. During fiscal 2009, we will continue to leverage our brand position. We have a system-wide public relations and marketing fund. All company-owned, and those franchise-operated restaurants with agreements signed after December 17, 2003, are required to contribute a percentage of net sales to this fund. During fiscal 2008, company-owned restaurants spent approximately 3.5% of net restaurant sales on marketing and advertising, with 1.0% dedicated to the development of advertising and promotional materials and programs designed to create brand awareness in the markets within which we operate. During 2009, we’ve temporarily reduced the required contributions to the National Ad Fund to 0.5%. The marketing team, working with outside consultants and other resources, is responsible for the advertising, promotion, creative development, branding and media-buying for Famous Dave’s. In addition to the traditional marketing and publicity methods, Famous Dave’s uses marketing efforts that include: television, cable, radio, PIG Club, direct mail, website marketing and outdoor billboards. In 2009, we will enhance new media strategies and tactics to include: mobile marketing and viral (‘word-of-mouth’) marketing; basically, we are involving our customers in telling our story via testimonials.
     We are also creating awareness for the Famous Dave’s brand through product and brand licensing arrangements that extend our barbeque sauces, seasonings, rubs, marinades and other items in retail outlets across the United States. This retail distribution allows consumers to enrich their at-home barbeque experiences with Famous Dave’s bold and zesty flavors.
     Advertising isn’t the only vehicle we use to build awareness of the Famous Dave’s brand. Annually, our “Rib Team” competed in scores of events and festivals nationwide. This team travels the country, participating in contests and festivals to introduce people to our brand of barbeque and build brand awareness in a segment largely defined by independents. Since inception, we have received over 360 awards. Our “Rib Team’s” most notable awards in 2008 were the “People’s Choice” Award at the “Bay Area BBQ Cook Off” barbeque festival in Pleasanton, California and “People’s Choice” and “Critic’s Choice Ribs” at the Cedar Rapids Barbeque Round-Up. Our corporate awards included “Best Blues Bar” and “Best Barbecue Restaurant” from the City Pages — Best of the Twin Cities and Minneapolis-St. Paul Magazine, respectively. Our franchisees also continue to rack up awards all over the country.

In 2008, some of these included: AOL “City’s Best Barbeque” — Las Vegas, “Best of Tacoma — BBQ” at the Taste of Tacoma, “Best Bar-B-Que” Omaha Magazine and “Best Barbeque” Colorado Springs Gazette, to name just a few.
     The strategic focus in 2009 for marketing and promotion remains the same — to be the category—defining brand in BBQ, create more competitive distinction, and continue to strengthen the perception of value in the consumer’s mind.
Location Strategy
     We believe that the barbeque segment of the casual dining niche of the restaurant industry offers strong growth opportunities, and we see no impediments to our growth on a geographical basis. Our geographical concentration as of December 28, 2008 was 48% Midwest, 21% South, 21% West and 10% Northeast. We are located in 36 states as of December 28, 2008. Although we aren’t planning to open any additional company restaurants in 2009, we are anticipating the opening of 8 to 10 new franchise restaurants. Our near-term goal is to improve the economics of our current prototype restaurant, while providing new and more cost-effective development options for our franchisees. The key elements of our long-term growth strategy include the following:
     Company-Owned Restaurant Expansion — Although we aren’t planning to open additional company restaurants in 2009, in the future, we will continue to build in our existing markets in high profile, heavy traffic retail locations as part of our future operating strategy to continue to build brand awareness. Our plan is to focus on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness, and creating opportunities for operating, distribution, and marketing efficiencies.
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
     As part of our growth strategy and building goals, we anticipate using our prototype concepts for future restaurants in order to streamline the development and expansion process. However, we will execute the use of our new 5,000 and 4,000 square foot prototypes where it makes sense. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our revolving line of credit.
     Franchise-Operated Restaurant Expansion — As of December 28, 2008, we had commitments for 102 units in signed franchise area development agreements that are expected to open over approximately the next eight years. As the franchisees are a significant part of the brand’s success another one of our goals is to be a valued franchisor. The goal is to enhance system communication and recognition of best practices throughout the system and continue to expand our franchisee network throughout the United States. During a time when financing is difficult to obtain, we’ve decided to suspend our franchisees’ development schedule requirements for 2009 and 2010. Additionally, we eliminated the extension fees that were required to be paid by a franchisee in order to retain their territory. At the same time, we’ve announced an incentive program to encourage growth. Any of our franchisees who choose to build in 2009 or 2010 will receive a reduced royalty rate for 12 months from date of opening.

In conjunction with a sub-committee comprised of franchisees, we continue to refine the development of smaller prototypes, 5,000 and 4,000 square feet, as well as lower-cost conversion packages that will provide our franchisees with the flexibility to build cost-effective formats in prime real estate locations. Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. The area development agreements generally range from 5 to 15 restaurants but we are willing to discuss smaller unit agreements, as well. We are also looking at individual franchise restaurants in the right markets where it makes sense.
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
     Products on contract account for approximately 85% of our total purchases. Contracts for various items are negotiated throughout the year, and some prices are fixed for twelve months. Others are contracted for a shorter term duration based on forecasted commodity market movements. We will enter into short-term contracts in times when it is anticipated that near-term prices could decrease due to the volatility of commodity markets. For fiscal 2009, our pork contract and brisket contract are annual contracts, and our poultry contract is for three months from January to March, while our hamburger contract is month to month. Of our total contracted purchases, pork is approximately 33%, poultry is approximately 12%, and beef, including hamburger and brisket, is approximately 9%. Our pork contract price for 2009 resulted in a decrease of approximately 2% compared to 2008. Poultry prices negotiated in January 2009 resulted in a price decrease of approximately 5% and we expect a full year decrease of approximately 5%. Our brisket and hamburger contract price remained essentially flat to the 2008 timeframe. As a result of these newly renewed contracts, we are expecting that contracted food prices to be approximately 2% lower as compared to fiscal 2008. We expect to minimize the impact from potential cost fluctuations by offering LTOs and by bundling products with higher margins. We are also in the process of implementing a food cost management system which will provide us with an ideal food cost as well as insight into pricing, product mix and waste issues. With certain food costs still persistently strong, we’re entering into shorter-term food contracts to capture weakness and opportunity in the market. We’re also making opportunistic food buys where possible.
     In fiscal 2008 and fiscal 2007, our adult beverage sales as a percentage of dine-in sales were approximately 9%. We have determined that we have limited ability to grow the bar in the majority of our existing restaurants due to the fact that these restaurants have little to no designated bar, and some only serve beer and wine. In 2009, we will heighten our focus on this area through a re-design of our menu and signature drink items.
     Our food manufacturers produce our products and our distributors warehouse and ship our products. Our primary broad line distributor accounts for approximately 82% of our total purchases. We believe that our relationships with our food manufacturers and distributors are excellent, and we anticipate no interruption in the supply of product delivered by any of these companies. In the case of a potential supply disruption, however, we have focused on identifying alternative suppliers and methods to ensure that there is no disruption of product flow. We have secondary source suppliers for some of our items and in 2009 we will make this a key area of focus to protect the supply chain and increase pricing competition among vendors.
Information Technology
     Famous Dave’s recognizes the importance of leveraging information to support and extend our competitive position in the restaurant industry. We continue to invest in capabilities that not only provide secure and efficient operations, but also the ability to analyze data that describes our operations.

     We have implemented a suite of restaurant and support center systems which support operations by providing secure transactional functions (ordering, card processing, etc) and reporting at both the unit and support center level. Basic interfaces between Point-of-Sale (POS), labor management, inventory management, menu management, Associate screening/hiring and accounting systems provide the following operator and corporate visibility:
•	Average guest check daily, by location, by server, by day part, by revenue center

•	Daily reports of revenue and labor (both current and projected)

•	Weekly reports of selected controllable restaurant expenses

•	Monthly reporting of detailed revenue and expenses
     This visibility enables every level of the Famous Dave’s organization to manage the key controllable costs within our industry, including labor and food cost.
     Fiscal 2008 featured technology infrastructure upgrades to increase stability, performance, and ensure compliance with various external standards. Back-office solution implementation continued with a project to optimize the use of existing labor scheduling functionality. In addition, we continued to pursue food cost management functionality which can enhance our operations. Internally, the IT Department invested significant effort in developing a tool, processes, and a culture to provide increasingly efficient and organized service to support the expanding technology needs of our organization.
     Technology infrastructure upgrades in fiscal 2008 continued to increase stability, performance and ensure compliance with various external standards, most notably the Payment Card Industry (PCI) Data Security Standard. Included in these upgrades were updated telephone systems and centrally managed network hardware. Initial planning and migration were completed in preparation for larger virtualization efforts this coming year. Significant application upgrades were accomplished in fiscal 2008, some of which are highlighted below:
•
Existing corporate and franchise intranet resources were transitioned to a portal, providing users with the ability to share best practices and with easier access to more information and a framework for future collaborative and analytic capabilities.

•	Key financial systems for accounting, budgeting, and forecasting were upgraded in order to continue maintenance and to take advantage of improved forecasting and budgeting capabilities.

•	Configuration and testing were completed for a back-office solution focusing on supply chain management and food cost to be implemented in 2009.

•	Business intelligence efforts were begun that will leverage technologies and processes of the portal, and also provide long-term, flexible, enhanced replacement for reporting capabilities.
     The most significant technology infrastructure focus for 2009 will be implementation of virtualization technology as it will reduce both the energy and labor needed to maintain computing resources while increasing reliability and stability. An increasingly guest-focused and analytic culture will be supported in 2009 through several application projects including the items below:
•	Full implementation of a back-office solution that will provide supply chain visibility for the system and food cost visibility for the corporate restaurants.

•
Begin implementation of business intelligence solution to facilitate identification and communication of key business metrics to make more timely decisions. This solution will also provide tools for standardized data and cross-functional analysis thereby offering additional insight into our operations and profit opportunities.

•	Evaluation and testing of an online ordering solution offering another vehicle for guests placing to go orders.

•	Evaluation and planning for a comprehensive human resource and payroll system intended to streamline processes and compliance with applicable laws and regulations, and to further mitigate our risk.

•	Evaluation and planning to leverage web technology to drive marketing efforts and build guest community.

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
     At December 28, 2008, we had 38 ownership groups operating 123 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 102 franchise restaurants, were in place as of December 28, 2008. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. We continue to grow the franchise program for our restaurants and anticipate 8 to 10 additional franchise restaurants will open during fiscal 2009.

     As of December 28, 2008, we had franchise-operated restaurants in the following locations:

Number of Franchise-Operated
State	Restaurants
Arkansas	2
Arizona	5
California	11
Colorado	4
Delaware	1
Florida	2
Georgia	1
Idaho	1
Illinois	3
Indiana	3
Iowa	3
Kansas	3
Kentucky	1
Massachusetts	1
Michigan	9
Minnesota	9
Missouri	3
Montana	4
Nebraska	5
Nevada	3
New Hampshire	1
New Jersey	7
New York	4
North Dakota	2
Ohio	3
Pennsylvania	3
South Dakota	1
Tennessee	5
Texas	3
Utah	3
Washington	5
West Virginia	2
Wisconsin	10

Total	123
     During 2009, we plan to open restaurants in existing states including our first restaurant in New York City as well as adding the state of Maine to our roster of states.
     Our Franchise Operations Department is made up of a Vice President of Franchise Operations who guides the efforts of four Franchise Business Consultants (“FBCs”). These four individuals have equal responsibility for supporting our franchisees geographically throughout the country. Our FBCs play a critical role for us as well as for our franchise community. FBCs manage the relationship between the franchisee and the franchisor and provide an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. The FBCs share best practices throughout the system and work to create a one-system mentality that benefits everyone. In addition, they ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the FBCs and the Support Center but are not required to do so.

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
     Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. We continue to be proactive in supporting our franchisees. During a time when financing is difficult to obtain, we’ve decided to suspend franchisees’ development schedule requirements for 2009 and 2010. However, as a growth incentive, franchisees that choose to build in 2009 and 2010 will get a reduced royalty rate for a 12 month timeframe from date of opening.
     The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, smallwares, décor and training fees as well as working capital. In 2009, franchisees will be required to contribute 0.5% of net sales to a national public relations and marketing fund dedicated to building system-wide brand awareness.
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
Associates
     As of December 28, 2008, we employed approximately 3,100 Associates, of which approximately 300 were full-time. None of our Associates are covered by a collective bargaining agreement. We consider our relationships with our Associates to be good.
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
     Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as otherwise required by applicable law, we do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.
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

The Recent Disruptions in the Overall Economy and the Financial Markets May Adversely Impact Our Business and Results of Operations and May Impact Our Ability to Comply with our Credit Facility’s Financial Covenants.
     The restaurant industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets have weakened consumer confidence in the economy considerably and consequently have reduced the amount of consumers’ dining out occasions, which has been harmful to our results of operations, and has negatively impacted our financial position. We believe that weakening consumer confidence in light of the current economic downturn is a factor contributing to the decrease in our same store net sales in the second half of fiscal 2008. In addition, the impact of the current economic downturn has resulted in a deceleration of the number and timing of restaurant openings and, depending on its duration and severity, could adversely affect our ability to comply with financial covenants under our credit facility on a continuing basis. There can be no assurances that government responses to the disruptions in the financial markets and overall economy will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.
     As of December 28, 2008, we were out of compliance with the financial covenant under our credit facility requiring that we maintain a baseline adjusted leverage ratio and a franchise royalty receivable covenant, however, we obtained waivers from our lender through fiscal 2009 and September 2009, respectively. Absent these waivers the covenants are tested on a quarterly basis.
     In the event we fail to comply with these or other financial covenants in the future and are unable to obtain similar waivers, our lender will have the right to demand repayment of all outstanding amounts, which totaled $18.0 million at December 28, 2008, and to terminate the existing credit facility. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our personal property, which serves as collateral for the credit facility. Replacement financing may be unavailable to us on similar terms or at all, especially if current credit market conditions persist. Termination of our existing credit facility without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.
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
     It is our plan in 2009 to slow corporate development and focus on paying down debt to ensure that we are properly capitalized. Our near-term goal is to improve the economics of our current prototype restaurant, while providing new and more cost-effective development options for our franchisees. While we aren’t planning to open any new company restaurants in 2009, we are, anticipating the opening of 8 to 10 new franchise restaurants, four of which have already opened. There is no guarantee that any of the franchise-operated restaurants will open when planned, or at all, due to the risks associated with pre-construction delays in the development of new restaurants, such as governmental approvals, the availability of sites, and the availability of capital, many of which are beyond our control. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.
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
Our Failure to Execute Our Franchise Program May Negatively Impact Our Revenue and Operating Income.
     Our growth and success depends in part upon increasing the number of our franchised restaurants, through execution of area development and franchise agreements with new and existing franchisees in new and existing markets. Our ability to successfully franchise additional restaurants will depend on various factors, including our ability to attract, contract with and retain quality franchisees, the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion, and general economic and business conditions. Many of the foregoing factors are beyond the control of the Company or our franchisees.
     Our growth and success also depends upon the ability of our franchisees to operate their restaurants successfully up to our standards and promote the Famous Dave’s brand. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her restaurant independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that our franchisees will be able to successfully operate Famous Dave’s restaurants in a manner consistent with our concepts and standards, which could reduce their sales and correspondingly, our franchise royalties, and could adversely affect our operating income and our ability to leverage the Famous Dave’s brand. In addition, there can be no assurance that our franchisees will have access to financial resources necessary to open the restaurants required by their respective area development agreements.
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
     Our industry is susceptible to the risk of food-borne illnesses. In 2009, we made an investment to help deter this risk by creating a new position, Director of Food Safety and Quality Assurance, which we have staffed with an individual very experienced in these matters. As with any restaurant operation, however, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by third-party food suppliers and distributors outside of our control and/or multiple locations being affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise that could give rise to claims or allegations on a retroactive basis. Reports in the media of one or more instances of food-borne illness in one of our corporate-owned restaurants, one of our franchise-operated restaurants or in one of our competitor’s restaurants could negatively affect our restaurant sales, force the closure of some of our restaurants and conceivably have a national impact if highly publicized. This risk exists even if it were later determined that the illness had been wrongly attributed to the restaurant. Furthermore, other illnesses could adversely affect the supply of some of our food products and significantly increase our costs. A decrease in guest traffic as a result of these health concerns or negative publicity could materially harm our business, results of operations and financial condition.
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

Our Financial Performance is Affected By Our Ability to Contract with Reliable Suppliers At Competitive Prices.
     In order to maximize operating efficiencies, we have entered into arrangements with food manufacturers and distributors pursuant to which we obtain approximately 85% of the products used by the Company, including pork, poultry and beef. We believe that our relationships with our food manufacturers and distributors are excellent, anticipate no interruption in the supply of product delivered by these companies, and have arrangements with several secondary suppliers in the case of a potential supply disruption. Although we may be able to obtain competitive products and prices from alternative suppliers, an interruption in the supply of products delivered by our food suppliers could adversely affect our operations in the short term.
If the Market Price of Our Stock Declines Further Due to Macroeconomic Conditions’ Effect on the Restaurant Industry or Otherwise, Our Stock Runs the Risk of Being Delisted From the NASDAQ Global Market, Which Could Hinder Our Ability to Obtain Accurate Quotations on the Price of Our Stock or Dispose of Our Stock in the Secondary Market.
     Our common stock is listed on The NASDAQ Global Market. As of March 9, 2009, our stock closed at a price of $2.09. The listing standards of The NASDAQ Global Market provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. In light of current market conditions, The NASDAQ Global Market has suspended this listing requirement until April 20, 2009. If the market price of our common stock declines from its current trading levels, whether due to our financial performance, the financial performance and trends seen in the restaurant industry as a whole, or otherwise, we run the risk of failing to comply with the NASDAQ Global Market’s trading price requirements. If we were to violate those requirements, our common stock could be delisted absent further suspension of the requirements and, if we were also unable to maintain a listing on another alternate exchange, trading in our common stock would thereafter be conducted in the FINRA’s OTC Bulletin Board or in the over-the-counter markets in the so-called “pink sheets”. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in our coverage by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail. Delisting could also have other negative results, including the potential loss of confidence by suppliers, employees, and potential sources of capital, and well as the loss of institutional investor interest and fewer business development opportunities.
Pursuant to its Authority to Designate and Issue Shares of Our Stock as it Deems Appropriate, Our Board of Directors May Assign Rights and Privileges to Currently Undesignated Shares Which Could Adversely Affect the Rights of Existing Shareholders.
     Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 9, 2009, we had 9,079,068 shares of common stock outstanding.
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
     The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. Our current restaurant prototype is approximately 6,400 square feet in size and represents a consistent brand image across all markets while still allowing for new construction and the renovation of pre-existing restaurants. The company is currently refining the development of smaller prototypes of 4,000 and 5,000 square feet — as well as lower-cost conversion packages, to provide franchisees with the flexibility to build cost-effective formats in prime real estate locations. We opened four company-owned restaurants in fiscal 2008: Alexandria, Virginia opened in the first quarter of fiscal 2008, and Greenwood, Indiana, Salisbury, Maryland and Algonquin, Illinois all opened in the fourth quarter of fiscal 2008. In 2009, we don’t expect to open any company-owned restaurants, however, we plan to open 8 to 10 new franchise-operated restaurants.
     Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 1 to 40 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales.
     Our executive offices are currently located in approximately 26,000 square feet in Minnetonka, Minnesota, under a lease that terminates in August 2013, with two five-year renewal options. The minimum annual rent commitment remaining over the lease term is approximately $3.8 million. We believe that our current restaurant properties will be suitable for our needs and adequate for operations for the foreseeable future. In an effort to reduce general and administrative expense in fiscal year 2009, we have reevaluated some space in our corporate office that was going to be used for future growth and are in the process of looking for a subtenant. We plan to sublease approximately 3,800 square feet of our corporate office space. The remainder of the space should be adequate for our operations for the foreseeable future.

The following table sets forth certain information about our existing company-owned restaurant locations, as of December 28, 2008, sorted by opening date:

		Square	Interior	Owned
	Location	Footage	Seats	or Leased		Date Opened
1	Roseville, MN (4)	4,800	105	Leased		June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased		September 1996
3	Maple Grove, MN	6,100	146	Leased	(1)	April 1997
4	Highland Park (St. Paul, MN) (4)	5,200	125	Leased		June 1997
5	Stillwater, MN	5,200	130	Leased	(1)	July 1997
6	Apple Valley, MN (4)	3,800	90	Leased	(1)	July 1997
7	Forest Lake, MN (4)	4,500	100	Leased		October 1997
8	Minnetonka, MN	5,500	140	Owned	(2)	December 1997
9	Plymouth, MN (4)	2,100	49	Owned	(3)	December 1997
10	West St. Paul, MN (4)	6,800	140	Leased		January 1998
11	West Des Moines, IA	5,700	150	Leased		April 1998
12	Des Moines, IA	5,800	150	Leased		April 1998
13	Naperville, IL	5,500	170	Leased		April 1998
14	Cedar Falls, IA	5,400	130	Leased		September 1998
15	Bloomington, MN	5,400	140	Leased		October 1998
16	Woodbury, MN	5,900	180	Owned	(2)	October 1998
17	Lincoln, NE	6,200	185	Owned	(3)	December 1999
18	Columbia, MD	7,200	270	Leased		January 2000
19	Annapolis, MD	6,800	219	Leased		January 2000
20	Frederick, MD	5,600	180	Leased		January 2000
21	Woodbridge, VA	6,000	219	Leased		January 2000
22	Vernon Hills, IL	6,660	222	Leased		February 2000
23	Addison, IL	5,000	135	Owned	(3)	March 2000
24	Lombard, IL	6,500	233	Leased		July 2000
25	North Riverside, IL	4,700	150	Leased		August 2000
26	Sterling, VA	5,800	200	Leased		December 2000
27	Oakton, VA	4,400	184	Leased		May 2001
28	Laurel, MD	5,200	165	Leased		August 2001
29	Palatine, IL	9,100	249	Leased		August 2001
30	Richmond I (Richmond, VA)	5,400	180	Owned	(2)	December 2001
31	Gaithersburg, MD	5,000	170	Leased		May 2002
32	Richmond II (Richmond, VA)	5,200	158	Owned	(2)	June 2002
33	Orland Park, IL	5,400	158	Leased		June 2002
34	Tulsa, OK	4,700	180	Owned	(3)	September 2002
35	Virginia Commons, VA	5,600	186	Owned	(2)	June 2003
36	Chantilly, VA	6,400	205	Leased		January 2006
37	Florence, KY	5,900	217	Leased		January 2006
38	Waldorf, MD	6,600	200	Leased		June 2006
39	Coon Rapids, MN	6,300	160	Owned	(3)	December 2006
40	Fredericksburg, VA	6,500	219	Leased		September 2007
41	Owings Mills, MD	6,700	219	Leased		November 2007
42	Bolingbrook, IL	6,600	219	Leased		November 2007
43	Oswego, IL	6,600	219	Leased		December 2007
44	Alexandria, VA	6,600	219	Leased		February 2008
45	Algonquin, IL	6,000	219	Leased		September 2008
46	Greenwood, IN	5,700	184	Leased		October 2008
47	Salisbury, MD	5,400	192	Leased		October 2008
All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.

(2)	Restaurant is subject to a mortgage.

(3)	Restaurant land and building is owned by the Company.

(4)	Counter service restaurant

ITEM 3.	LEGAL PROCEEDINGS
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
     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 28, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock has traded on the NASDAQ Stock Market since July 24, 1997 under the symbol DAVE. Currently, our common stock trades on the NASDAQ Global Market. The following table summarizes the high and low sale prices per share of our common stock for the periods indicated, as reported on the NASDAQ Global Market SM:

	2008		2007
Period	High	Low	High	Low
1st Quarter	$14.36	$8.55	$19.33	$16.21
2nd Quarter	$11.28	$7.60	$23.37	$17.27
3rd Quarter	$10.81	$5.26	$23.09	$15.58
4th Quarter	$6.69	$2.39	$18.14	$11.03
Holders
     As of March 9, 2009, we had approximately 360 shareholders of record and an approximate 4,975 beneficial shareholders.
Dividends
     Our Board of Directors has not declared any dividends on our common stock since our inception, and does not intend to pay out any cash dividends on our common stock in the foreseeable future. We presently intend to retain all earnings, if any, to provide for our growth and capital needs. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, loan agreement restrictions, our financial condition and other factors deemed relevant by our Board of Directors.
Stock Performance Graph
     The Securities and Exchange Commission requires that the Company include in this Form 10-K, a line-graph presentation comparing the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by the Company. The following presentation compares the Company’s common stock price for the period from December 28, 2003 through December 28, 2008, to the S&P 500 Stock Index and to a Peer Group Index.
     The Company has elected to create a Peer Group Index in compiling its stock performance graph because it believes a Peer Group Index represents a better comparison, to competitors with similar market capitalization to the Company.
     The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and the Peer Group Index was $100 on December 28, 2003, and that any dividends paid were reinvested in the same security.

Comparison of Five-Year Cumulative Total Return
Among Famous Dave’s of America, Inc., a Peer Group
and the S&P 500 Index
Total Return Analysis

	2003	2004	2005	2006	2007	2008
Famous Dave’s of America	$100.00	$258.10	$228.14	$333.81	$260.53	$55.67
Peer Group*	$100.00	$119.86	$114.55	$119.14	$82.51	$47.71
S&P 500	$100.00	$110.59	$113.91	$129.42	$134.91	$79.64

*
Peer Group includes the following restaurant companies: O’Charley’s, Inc., Dine Equity, Inc., Landry’s Restaurant, Inc., Red R obin Gourmet Burgers, Inc., Ruby Tuesday, Inc., Steak n’ Shake Company, Buffalo Wild Wings, Inc., Cracker Barrel Old Country Store, Inc., California Pizza Kitchen, Inc., and PF Chang’s China Bistro, Inc.

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
     As of September 28, 2008, we had completed the repurchase of all shares under this program for approximately $11.3 million, or an average market price per share of $11.33, excluding commissions. All share repurchases under this plan were made pursuant to open-market transactions under the publicly announced repurchase program approved by our Board of Directors, and funded from our working capital.
     On August 6, 2008, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. During the remainder of fiscal 2008, we repurchased 75,412 shares under this program for approximately $680,000 at an average market price per share of $9.00, excluding commissions.
     The following table includes information about our share repurchases for the fiscal year ended December 28, 2008.

				Maximum
				Number
				(or Approximate
			Total Number of	Dollar Value) of
		Average	Shares	Shares
	Total	Price	(or Units)	(or Units)
	Number	Paid per	Purchased as	that May Yet be
	of Shares	Share(1)	Part of Publicly	Purchased
	(or Units)	(or	Announced Plans	Under the Plans
Period	Purchased	Unit)	or Programs	or Programs
Month #1 (December 31, 2007 — January 27, 2008)	-0-	$-0-	-0-	517,544	(3)
Month #2 (January 28, 2008 — February 24, 2008)	-0-	$-0-	-0-	517,544	(3)
Month #3 (February 25, 2008 — March 30, 2008)	16,000 (2)	$9.73	16,000 (2)	501,544	(3)
Month #4 (March 31, 2008 — April 27, 2008)	-0-	$-0-	-0-	501,544	(3)
Month #5 (April 28, 2008 — May 25, 2008)	-0-	$-0-	-0-	501,544	(3)
Month #6 (May 26, 2008,— June 29, 2008)	-0-	$-0-	-0-	501,544	(3)
Month #7 (June 30, 2008 — July 27, 2008)	-0-	$-0-	-0-	501,544	(3)
Month #8 (July 28, 2008 — August 24, 2008)	576,956 (4)	$9.00	576,956 (4)	924,588	(5)
Month #9 (August 25, 2008 — September 28, 2008)	-0-	$-0-	-0-	924,588	(5)
Month #10 (September 29, 2008 — October 28, 2008)	-0-	$-0-	-0-	924,588	(5)
Month #11 (October 29, 2008 — November 28, 2008)	-0-	$-0-	-0-	924,588	(5)
Month #12 (November 29, 2008 — December 28, 2008)	-0-	$-0-	-0-	924,588	(5)

(1)	Excluding commissions.

(2)	Shares purchased under the 1.0 million share publicly announced repurchase plan adopted September 27, 2007.

(3)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted on September 27, 2007.

(4)
Includes all 501,544 shares remaining available for purchase under the publicly announced share repurchase plan adopted on September 27, 2007; also includes 75,412 shares purchased under the publicly announced share repurchase plan adopted on August 6, 2008.

(5)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted on August 6, 2008.

ITEM 6.	SELECTED FINANCIAL DATA
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of and for the fiscal years ended December 28, 2008 (fiscal year 2008), December 30, 2007 (fiscal year 2007), December 31, 2006 (fiscal year 2006), January 1, 2006 (fiscal year 2005), and January 2, 2005 (fiscal year 2004) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm.
FINANCIAL HIGHLIGHTS

FISCAL YEAR	2008	2007	2006	2005	2004 (1)
($’s in 000’s, except per share data and average weekly sales)

STATEMENTS OF OPERATIONS DATA
Revenue	$140,382	$125,873	$116,621	$102,354	$99,325
Asset impairment and estimated lease termination and other closing costs (2)	$(6,912)	$(596)	$(1,136)	$—	$—
Income from operations	$2,030	$10,436	$9,243	$8,735	$7,437
Income tax benefit (expense)	$119	$(3,100)	$(2,737)	$(2,719)	$(1,922)
Net income	$389	$6,070	$4,954	$4,425	$3,538
Basic net income per common share	$0.04	$0.61	$0.47	$0.41	$0.30
Diluted net income per common share	$0.04	$0.59	$0.46	$0.40	$0.29

BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$1,687	$1,538	$1,455	$4,410	$11,170
Total assets	$73,401	$73,942	$65,859	$67,426	$71,761
Long-term debt less current maturities(3)	$11,252	$11,693	$13,025	$16,374	$16,840
Total shareholders’ equity	$26,184	$30,400	$36,171	$38,194	$43,757

OTHER DATA
Number of restaurants open at year end:
Company-owned restaurants	47	44	41	38	38
Franchise-operated restaurants	123	120	104	88	66

Total restaurants	170	164	145	126	104

Company-owned comparable store Sales increase (decrease) (4)	(2.0)%	2.1%	2.9%	2.9%	2.2	%(5)

Average weekly sales:
Company-owned restaurants	$50,685	$50,385	$47,894	$45,072	$44,164
Franchise-operated restaurants	$56,535	$56,727	$58,334	$55,011	$51,538

(1)	Fiscal 2004 consisted of 53 weeks. Fiscal 2008, 2007, 2006, and 2005 all consisted of 52 weeks.

(2)
Fiscal 2008 reflects impairment, estimated lease termination and closing costs for 8 restaurants. Four of these have closed and four are still operating. Fiscal 2007 reflects impairment charges associated with one restaurant that is still operating. Fiscal 2006 reflects impairment charges associated with one restaurant and land held for sale: one which was subsequently sold, the other which was subsequently closed.

(3)	Long-term debt consists of total debt, including debt obligations and financing leases, less current maturities.

(4)	Our comparable store sales base includes company-owned restaurants that are open year round and have been open more than 24 months.

(5)	For purposes of computing comparable store sales, this computation assumes fiscal 2004 was a 52-week year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this Annual Report on Form 10-K are based on information currently available to us as of the date of this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statements except as otherwise required by applicable law. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in Item 1A of this Annual Report on Form 10-K, and elsewhere in this Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with “Selected Financial Data” above (Item 6 of this Annual Report on Form 10-K) and our financial statements and related footnotes appearing elsewhere in this Annual Report on Form 10-K.
Overview
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 28, 2008, there were 170 Famous Dave’s restaurants operating in 36 states, including 47 company-owned restaurants and 123 franchise-operated restaurants. An additional 102 franchise restaurants were committed to be developed through signed area development agreements at December 28, 2008.
     Impact of the Current Economic Environment — As outlined throughout this Annual Report, the economic recession that began in fiscal 2008 and continues into fiscal 2009 impacted our operations and plans for 2009. Economic downturns typically impact restaurant traffic significantly as unemployment increases and consumers decrease spending on discretionary items. In fiscal 2008, this environment led to:
•	A 2.0% decline in same store sales for company-operated restaurants and a 3.6% decline in same store sales for franchise-operated restaurants, including a decrease in catering and to-go revenues.

•
Deteriorating financial health of some franchise partners including 1) our takeover of the franchise-operated restaurants in the Atlanta market that resulted in closure of the restaurants in the fourth quarter, 2) increased accounts receivable reserves and 3) a slowing of our franchise partners’ development plans.

•	Asset impairment, lease termination and other closing costs for underperforming restaurants.
A further discussion of our strategy to change the impact of the current economic environment is contained in the sections that follow.
     Fiscal Year — Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Fiscal 2008, Fiscal 2007, and Fiscal 2006 which ended on December 28, 2008, December 30, 2007, and December 31, 2006 respectively, each consisted of 52 weeks. Fiscal 2009 which ends on January 2, 2010 will consist of 53 weeks.
     Basis of Presentation — The financial results presented and discussed herein reflect our results and the results of our wholly-owned and majority-owned consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Application of Critical Accounting Policies and Estimates — The following discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Our Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included herein.
     We have discussed the development and selection of the following critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to such estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Recognition of Franchise-Related Revenue — Initial franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. Franchise royalties are recognized when earned as promulgated by Statement of Financial Accounting Standards (SFAS) No. 45, Accounting for Franchise Fee Revenue.
     Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. During a time when financing is difficult to obtain, we’ve decided to suspend our franchisees’ development schedule requirements in 2009 and 2010. Additionally, we eliminated the extension fees that were required to be paid by a franchisee in order to retain their territory. At the same time, we’ve announced an incentive program to encourage growth, but again, only where it makes sense. Any of our franchisees who choose to build in 2009 or 2010 will receive a reduced royalty rate for 12 months from date of opening.
     Franchise-related revenue for fiscal 2008 was approximately $17.5 million, a 2.8% increase compared to franchise-related revenue of approximately $17.0 million for the same period in fiscal 2007, reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurant net sales, increased 8.3%, reflecting the annualization of franchise restaurants that opened in fiscal 2007 in addition to the franchise-operated restaurants that opened during fiscal 2008. During fiscal 2008, 11 franchise-operated restaurants opened and 8 closed. Three of the eight restaurants that closed in fiscal 2008 were three restaurants in Atlanta, Georgia that had been franchise-operated, but were acquired from a franchisee for amounts owed. Subsequently, the three restaurants were closed due to existing and projected negative cash flows. There were 123 franchise-operated restaurants open at December 28, 2008, compared to 120 at December 30, 2007. Approximately 8-10 franchise restaurants are anticipated to open throughout fiscal 2009.

     Asset Impairment and Estimated Lease Termination and Other Closing Costs — In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell.
     Lease Accounting — In accordance with SFAS No. 13, Accounting for Leases, we recognize lease expense for our operating leases over the entire lease term including lease renewal options where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectability is considered probable, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance. We record rent expense during the build-out period and classify this expense as pre-opening expenses in our consolidated statements of operations.
     Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. During fiscal 2008, we established a general bad debt reserve for franchise receivables due to increases in day’s sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $457,000 and $16,000 at December 28, 2008 and December 30, 2007, respectively. Our increase in this allowance is due to adjustments to our general reserve and also a specific reserve required for two franchise partner receivables for which we have experienced slow payment. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the period that determination is made. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Account receivable balances written off have not exceeded allowances provided. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In accessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends as well as other variables, and periodic financial information, which the franchisees are required to submit to us.
     Income Taxes — We provide for income taxes based on our estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time that we prepare the income tax provision.

We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. Accrual for uncertain tax positions are accounted for under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgment including estimating the amount, timing, and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.
Results of Operations
     Revenue — Our revenue consists of four components: company-owned restaurant sales, franchise-related revenue from royalties and franchise fees, licensing revenue from the retail sale of our sauces and rubs, and other revenue from the opening assistance we provide to franchise partners. We record restaurant sales at the time food and beverages are served. Our revenue recognition policies for franchise are discussed under “Recognition of Franchise-Related Revenue” above. Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. We record sales of merchandise items at the time items are delivered to the customer.
     We have a licensing agreement for our retail products, the initial term of which expires in April 2010 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels.
     Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training and décor installation services. The cost of these services is billed to the respective franchisee, is recorded as other income when the service is provided, and is generally payable on a net 30-day terms.
     Costs and Expenses — Restaurant costs and expenses include food and beverage costs, operating payroll, associate benefits, restaurant level supervision, occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first 12-14 weeks of operation. As restaurant Management and Associates gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.
     General and Administrative Expenses — General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, bonuses, Associate benefits, legal fees, accounting fees, consulting fees, travel, rent, and general insurance are major items in this category. We record expenses for Managers in Training (“MITs”) in this category for approximately six weeks prior to a restaurant opening. We also provide franchise services, the revenue of which are included in other revenue and the expenses of which are included in general and administrative expenses.

     The following table presents items in our consolidated statements of operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years (3):

	2008	2007	2006
Food and beverage costs (1)	30.8%	30.1%	30.4%
Labor and benefits (1)	31.3%	30.3%	30.0%
Operating expenses (1)	26.6%	25.6%	25.3%
Depreciation & amortization (restaurant level) (1)	4.1%	4.2%	3.9%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%
Asset impairment and estimated lease termination and other closing costs (1)	5.7%	0.6%	1.1%
General and administrative (2)	11.8%	12.4%	13.2%
Pre-opening expenses & net loss on disposal of property (1)	0.9%	1.5%	0.8%

Total costs and expenses (2)	98.6%	91.7%	92.1%

Income from operations (2)	1.4%	8.3%	7.9%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which had net income of $5,000, a net loss of $60,000 and a net loss of $7,000, respectively in fiscal years 2008, 2007 and 2006. Our Rib Team travels around the country introducing people to our brand of barbeque and builds brand awareness.

Fiscal Year 2008 Compared to Fiscal Year 2007
     Total Revenue — Total revenue of approximately $140.4 million for fiscal 2008 increased approximately $14.5 million or 11.5% over total revenue of approximately $125.9 million for fiscal 2007. Fiscal 2008 and fiscal 2007 both consisted of 52 weeks.
     Restaurant Sales — Restaurant sales were approximately $122.0 million for fiscal 2008 and approximately $107.8 million for fiscal 2007. Fiscal 2008 sales results included the impact of four new company-owned restaurants opened during the year, a weighted average price increase of approximately 3.8% offset by a comparable sales decrease of 2.0%. Fiscal 2007 sales reflected 2.1% comparable sales growth, primarily from an increase in our catering and “TO GO” business, and the impact of weighted-average price increases equal to approximately 1.5%. During fiscal 2008, our category leadership in off-premise sales weakened due to the sluggishness in the economy, as catering and “TO GO” accounted for approximately 32.4% of sales in fiscal 2008, compared with approximately 33.5% of sales in fiscal 2007.
     Franchise-Related Revenue — Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue for fiscal 2008 was approximately $17.5 million, a 2.8% increase when compared to franchise-related revenue of approximately $17.0 million for the same period in fiscal 2007, reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurants’ net sales, increased 8.3% during fiscal 2008. This increase reflected the annualization of franchise restaurants that opened in fiscal 2007, in addition to the net 3 new franchise restaurants opened during fiscal 2008, offset by a comparable sales decrease of 3.6% in 2008 compared to a decrease of 3.3% in 2007. Fiscal 2008 included 6,296 franchise operating weeks, compared to 5,654 franchise operating weeks in fiscal 2007. There were 123 franchise-operated restaurants open at December 28, 2008, compared to 120 at December 30, 2007.
     Licensing and Other Revenue — Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades, seasonings, and other items. Other revenue includes opening assistance and training we provide to our franchise partners.

For fiscal 2008, the licensing royalty income was approximately $408,000 compared to approximately $334,000 for fiscal 2007. During fiscal 2009, as a result of continued growth in our restaurant base and expanded markets, we expect to see licensing revenue increase slightly compared to fiscal 2008 levels.
     Other revenue for fiscal 2008 was approximately $440,000, compared to approximately $678,000 in fiscal 2007. The amount of other revenue has declined due to a down turn in the economy, thus slowing franchise restaurant openings. The amount of other revenue is expected to decline compared to fiscal 2008 based on the level of opening assistance we expect to provide for a lower number of franchise openings planned for fiscal 2009.
     Same Store Net Sales — It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 24 months. At the end of fiscal 2008 and fiscal 2007, there were 35 and 36 restaurants, respectively, included in this base. Same store net sales for fiscal 2008 decreased approximately 2.0%, compared to fiscal 2007’s increase of approximately 2.1%. The decrease in same store net sales reflects slower traffic in all three of our sales drivers: dine-in, to-go, and catering. Same store net sales for franchise-operated restaurants for fiscal 2008 decreased approximately 3.6%, compared to a decrease of approximately 4.0% for the prior year comparable period. Much of the decline in fiscal 2008 can be explained by a weak national economy. Restaurants in four states accounted for almost 54% of the decline of our franchise comparable sales. For fiscal 2008 and fiscal 2007, there were 74 and 56 restaurants, respectively, included in franchise-operated comparable sales.
     Average Weekly Net Sales — The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2008 and fiscal 2007:

	Twelve Months Ended
	December 28,	December 30,
	2008	2007
Company-Owned	$50,685	$50,385
Full-Service	$52,744	$52,326
Counter-Service	$36,911	$39,051
Franchise-Operated	$56,535	$56,727
     Food and Beverage Costs — Food and beverage costs for fiscal 2008 were approximately $37.6 million or 30.8% of net restaurant sales compared to approximately $32.4 million or 30.1% of net restaurant sales for fiscal 2007. Results for fiscal 2008 reflect higher contract pricing for many of our core proteins, partially offset by the favorable impact from the realization of vendor rebates of approximately $501,000 in fiscal 2008 that had previously been given to the National Ad Fund. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants in fiscal 2008 and fiscal 2007 were approximately 9%. We have determined that we are limited in our ability to “grow the bar” in the majority of our locations due to the fact that many of our locations have little to no designated bar, and some restaurants only have beer and wine licenses. However, we will heighten our focus on our bar in fiscal 2009 through re-design of our menu and select limited time offers.
     Approximately 85% of our purchases are on contract. Pork represents approximately 33% of our total purchases, while chicken is approximately 12%, and beef, which includes hamburger and brisket, is approximately 9%. With certain food costs still persistently strong, we’re entering into shorter-term food contracts to capture weakness and opportunity in the market. We’re also making opportunistic food buys where possible. Additionally, we are seeking to establish relationships with more secondary suppliers for key items to protect the supply chain and increase pricing competition among vendors. For fiscal 2009, our pork contract and our brisket contracts are annual contracts, our poultry contract is for three months from January to March, while our hamburger contract is month to month. Our pork contract price for 2009 resulted in a decrease of approximately 2% compared to 2008. Poultry prices negotiated in January 2009 resulted in a price decrease of approximately 5% and we expect a full year decrease of approximately 5% for 2009.

     Our brisket and hamburger contract price remained essentially flat to the 2008 timeframe. As a result of these newly renewed contracts, we are expecting that contracted food prices will be approximately 2% lower as compared to fiscal 2008. We also expect to minimize the impact from potential cost fluctuations by offering LTOs and bundling products with higher margins.
     Labor and Benefits — Labor and benefits at the restaurant level were approximately $38.2 million or 31.3% of net restaurant sales in fiscal 2008 compared to approximately $32.7 million or 30.3% of net restaurant sales in fiscal 2007. The increase in labor and benefits reflects higher labor costs, partially due to higher health insurance claims and increases in various state and federal minimum wages, slightly offset by lower workers compensation insurance costs. The takeover of the Atlanta restaurants in July 2008 had an approximate 10 basis point impact on labor costs year over year. Also, we experienced inefficiencies in the form of higher labor costs associated with opening three new company-owned restaurants late in fiscal 2008. For 2009, we expect labor and benefit costs as a percentage of sales, to be approximately 50-70 basis points lower as compared to 2008 due to expected labor efficiencies from changes to our labor matrix, people and resource optimization and the normalization of the three restaurants that opened in late 2008.
     Operating Expenses — Operating expenses for fiscal 2008 were approximately $32.5 million or 26.6% of net restaurant sales compared to approximately $27.5 million or 25.6% of net restaurant sales for fiscal 2007. The increase in fiscal 2008 restaurant operating expenses is due to higher utility, supplies, and repairs and maintenance costs. Additionally, sales deleverage on fixed occupancy costs also played a role, contributing approximately 30 basis points of the year over year difference. In 2009, we expect operating expenses as a percentage of sales to remain essentially flat to 2008.
     Depreciation and Amortization — Depreciation and amortization for fiscal 2008 was approximately $5.5 million, or 4.0% of total revenue, compared to approximately $5.0 million, or 4.0% of total revenue for fiscal 2007. Depreciation and amortization increased by $285,000 due to new capital deployed in the opening of four new company-owned restaurants in 2008. During fiscal 2009, depreciation and amortization is expected to be essentially flat to fiscal 2008 levels. We expect capital expenditures for 2009 to be approximately $2.6 million for continued investments in existing company-owned restaurants and other infrastructure projects.
     General and Administrative Expenses — General and administrative expenses totaled approximately $16.5 million or 11.8% of total revenue in fiscal 2008 compared to approximately $15.6 million or 12.4% of total revenue in fiscal 2007. In fiscal 2008, general and administrative expenses included approximately $694,000, for stock-based compensation expense as related to our performance share programs, options expense from SFAS No. 123R, and the issuance of shares to our Board of Directors for service during fiscal 2008. In fiscal 2007, general and administrative expenses included approximately $820,000 for stock-based compensation expense. The departure of our prior CEO in December 2007 resulted in the recapture of approximately $920,000 in stock-based compensation. Excluding stock-based compensation expense, the percentage would have been 11.3% for fiscal 2008 and 11.7% for fiscal 2007. The decrease in the percentage excluding stock-based compensation compared to prior year, primarily reflects the recapture of bonus related to our CEO who left the company in September, another position at the executive level that remained open for the entire fourth quarter of 2008, in addition to other savings.
     Additionally, there was no bonus payout on 2008 earnings performance, and we have implemented a wage freeze company-wide in 2009. We also recorded a reserve of approximately $269,000 in corporate severance and outplacement assistance for corporate headquarters staff. The balance in the reserve at year end was $207,000, and will be paid out within the next six months.
     We expect that G&A expenses in 2009, with full accrual for bonus, will be approximately $500,000 less than 2008’s G&A expense which includes an approximate $200,000 bonus payout for individual achievement for associates below the executive level. We have continued our “Makin Bacon” project to look for savings and encourage reductions, in all aspects of our general and administrative activities.

     For fiscal 2009, we expect stock-based compensation to be approximately $960,000, as follows (in thousands):

	Restricted Stock		Unvested Stock
Performance Shares	Units	Board of Directors Shares	Options	Total
$545	$136	$257	$22	$960
     Asset Impairment and Estimated Lease Termination and Other Closing Costs
     During fiscal 2008, there were several situations requiring the recording of charges for asset impairment, estimated lease termination and other closing costs. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. See below for a summary of these events and situations for fiscal 2008 and fiscal 2007.
2008 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurant	Reason	Amount

Carpentersville	Store closure (net of deferred rent credits) (1)	$177
Calhoun	Asset impairment (2)	$1,057
Naperville	Asset impairment (2)	$1,001
Atlanta	Asset impairment and lease reserve(2)(3)	$4,043
Stillwater	Asset impairment (2)	$188
Vernon Hills	Asset impairment (2)	$332
2 Prospective Restaurants	Site costs for restaurants that were not opened(4)	$105
Various	Other	$9

Total for 2008		$6,912

(1)
The Company closed this restaurant in conjunction with the opening of a new prototype restaurant within four miles of the existing restaurant, supporting the company’s strategy to reposition legacy restaurants in markets when opportunities arise. The Company negotiated a lease buyout for this location and another location in the Chicago market that had been previously closed for a total of $80,000. The agreement with the landlord for these two locations is subject to a bankruptcy judge’s final approval, which we deem more likely than not as of the time of this filing.

(2)
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on the Company’s assessment of expected cash flows from this location over the remainder of the respective lease terms.

(3)
Includes the three restaurants in the Atlanta market which were acquired by the company from a franchisee for amounts due that were subsequently closed. We do not expect to incur any significant additional costs related to these locations. The lease reserve was recorded in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, equals the net present value of the remaining lease obligations for the 3 closed Atlanta restaurants, net of zero expected sublease income.

(4)	Write off of failed site preparation costs for two locations that the Company decided not to open.

     During fiscal 2007, we recorded an asset impairment charge of approximately $596,000 primarily for our Palatine, Illinois restaurant which included the write-down of its assets reflected in impairment and estimated lease termination and other closing costs. This impairment also resulted in a reduction in rent expense of approximately $185,000 reflected in operating expenses, for the write-off of the deferred rent balance for this location, as it was determined that lease option periods would not be executed. Additionally, we recorded a write-off of approximately $395,000 for a software development project that was determined to have no future value. This write-off was reflected in loss on disposal of property in the consolidated statements of operations.
     Pre-opening Expenses — During fiscal 2008, we had approximately $1.1 million in pre-opening expenses, including pre-opening rent, related to the opening of four company-owned restaurants in 2008. During fiscal 2007, we had approximately $1.2 million in pre-opening expenses, related to the opening of four company-owned restaurants in 2007 and pre-opening rent for a restaurant that opened in early fiscal 2008. Each restaurant has pre-opening rent for approximately 16 weeks prior to opening, but this could vary based on their lease terms. We do not expect to open any company-owned restaurants in fiscal 2009.
     Loss on Early Extinguishment of Debt — During fiscal 2007, we repaid early, approximately $1.0 million in notes payable related to our Tulsa, Oklahoma company-owned restaurant which resulted in an approximate $12,000 non-cash charge to write-off deferred financing fees.
     Interest Expense — Interest expense totaled approximately $2.0 million or 1.4% of total revenue for fiscal 2008, compared to approximately $1.6 million or 1.3% of total revenue for fiscal 2007. This category includes interest expense for notes payable, financing lease obligations and the interest for deferrals made under our non-qualified deferred compensation plan. For fiscal 2009, we expect interest expense to be essentially equal to fiscal 2008 levels due to the strategy of focusing on repayment of our line of credit. Our line of credit had a balance of $18.0 million as of December 28, 2008.
     Interest Income — Interest income was approximately $246,000 and $293,000 for fiscal 2008 and fiscal 2007, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2009 interest income to be essentially flat compared to fiscal 2008.
     Income Tax Expense — We recorded a benefit for income taxes during fiscal 2008 of approximately $119,000 which compares to expense of approximately $3.1 million in fiscal 2008. We utilized $529,000 of federal and state net operating loss carry forwards in fiscal 2008 as compared to approximately $2.4 million in fiscal 2007. Utilization of state net operating losses will be achieved through offsetting tax liabilities generated through earnings. We utilized no general business credit carry forwards in fiscal 2008 and $1.3 million of general business credit carry forwards in fiscal 2007. The resulting tax benefit reflects a lower level of pre-tax income and a higher amount of business credits. We estimate a 34.0% effective tax provision rate for fiscal 2009.
     Basic and Diluted Net Income Per Common Share — Net income for fiscal 2008 was approximately $389,000 or $0.04 per basic common share on approximately 9,406,000 weighted average basic shares outstanding compared to net income of approximately $6.1 million or $0.61 per basic common share on approximately 9,960,000 weighted average basic shares outstanding for fiscal 2007.
     Diluted net income per common share for fiscal 2008 was $0.04 per common share on approximately 9,542,000 weighted average diluted shares outstanding compared to $0.59 per common share on approximately 10,298,000 weighted average diluted shares outstanding for fiscal 2007.
Fiscal Year 2007 Compared to Fiscal Year 2006
     Total Revenue — Total revenue of approximately $125.9 million for fiscal 2007 increased approximately $9.3 million or 7.9% over total revenue of approximately $116.6 million for fiscal 2006. Fiscal 2007 and fiscal 2006 both consisted of 52 weeks.

     Restaurant Sales — Restaurant sales were approximately $107.8 million for fiscal 2007 and approximately $100.0 million for fiscal 2006. Fiscal 2007 sales results included the impact of four new company-owned restaurants opened during the year, and a comparable sales increase of 2.1%, primarily reflecting growth in off-premise sales from catering and TO-GO. Additionally the increase reflected a weighted average price increase during fiscal 2007 of approximately 1.5%. Fiscal 2006 sales reflected a 2.9% comparable sales growth, primarily from an increase in our catering and “TO GO” business, and the impact of weighted-average price increases equal to approximately 1.7%. Catering and “TO GO” accounted for approximately 33.5% of sales in fiscal 2007, compared with approximately 32.6% of sales in fiscal 2006.
     Franchise-Related Revenue — Franchise-related revenue for fiscal 2007 was approximately $17.0 million, a 9.1% increase when compared to franchise-related revenue of approximately $15.6 million for the same period in fiscal 2006, reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurants’ net sales, increased 13.9% reflecting the annualization of franchise restaurants that opened in fiscal 2006 in addition to the net 15 new franchise restaurants opened during fiscal 2007. Fiscal 2007 included 5,654 franchise operating weeks, compared to 4,837 franchise operating weeks in fiscal 2006, representing an increase of approximately 16.9%. There were 120 franchise-operated restaurants open at December 30, 2007, compared to 104 at December 31, 2006.
     Licensing and Other Revenue — Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades, seasonings, and other items. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal 2007, the licensing royalty income was approximately $334,000 compared to approximately $279,000 for fiscal 2006.
     Other revenue for fiscal 2007 was approximately $678,000, compared to approximately $695,000 in fiscal 2006. The amount of other revenue declined slightly due to a greater use in fiscal 2007 of other franchise associate trainers with the increased number of openings.
     Same Store Net Sales — It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 24 months. At the end of fiscal 2007 and fiscal 2006, there were 36 and 37 restaurants, respectively, included in this base. Same store net sales for fiscal 2007 increased approximately 2.1%, compared to fiscal 2006’s increase of approximately 2.9%. We believe that the increase in same store net sales reflected the combination of our advertising initiatives, the success of our LTOs, weighted average price increases of approximately 1.5% for 2007, growth in off-premise sales from catering and “TO GO” and a focus on operational excellence and execution in our restaurants. Same store net sales for franchise-operated restaurants for fiscal 2007 decreased approximately 3.3%, compared to a decrease of approximately 1.2% for the prior year comparable period. Much of the decline in fiscal 2007 can be explained by weak regional economies. Restaurants in seven states accounted for over 80% of the decline of our franchise comps. Non-geographic factors affecting the decline reflect a number of franchise restaurants entering the comparable sales base that are still impacted by what we consider to be a longer than normal honeymoon period. Many of our restaurants open at much higher levels than other casual dining concepts and are still settling in even after 12 months. For fiscal 2007 and fiscal 2006, there were 56 and 45 restaurants, respectively, included in franchise-operated comparable sales.
     Average Weekly Net Sales — The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2007 and fiscal 2006:

	Twelve Months Ended
	December 30,	December 31,
	2007	2006
Company-Owned	$50,385	$47,894
Full-Service	$52,326	$49,482
Counter-Service	$39,051	$38,887
Franchise-Operated	$56,727	$58,334

     Food and Beverage Costs — Food and beverage costs for fiscal 2007 were approximately $32.4 million or 30.1% of net restaurant sales compared to approximately $30.4 million or 30.4% of net restaurant sales for fiscal 2006. Results for fiscal 2007 reflected the favorable impact from the realization of vendor rebates of approximately $360,000 in the fourth quarter that had previously been given to the National Ad Fund, and favorable contract pricing for many of our core proteins. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.4%. We have determined that we are limited in our ability to “grow the bar” in the majority of our locations due to the fact that many of our locations have little to no designated bar, and some restaurants only have beer and wine licenses. Our recently opened company-owned restaurants have achieved rates slightly higher than our Company average for their adult beverage sales as a percentage of dine-in sales.
     Labor and Benefits — Labor and benefits at the restaurant level were approximately $32.7 million or 30.3% of net restaurant sales in fiscal 2007 compared to approximately $30.0 million or 30.0% of net restaurant sales in fiscal 2006. The increase in labor and benefits reflected higher labor costs, partially due to health insurance claims and increased management wages slightly offset by lower workers compensation insurance costs of $120,000. Also, higher labor costs were associated with opening four new company-owned restaurants late in fiscal 2007.
     Operating Expenses — Operating expenses for fiscal 2007 were approximately $27.5 million or 25.6% of net restaurant sales, compared to approximately $25.3 million or 25.3% of net restaurant sales for fiscal 2006. The increase in fiscal 2007 restaurant level operating expenses was primarily due to inefficiencies during the first 12-14 weeks from the four new restaurants opened late in fiscal 2007. In addition, restaurant operating expenses reflect costs associated with the hiring of new Managers in preparation for company-owned restaurant openings that were originally slated to open in the second and third quarters of 2007.
     Depreciation and Amortization — Depreciation and amortization for fiscal 2007 was approximately $5.0 million, or 4.0% of total revenue, compared to approximately $4.4 million, or 3.8% of total revenue for fiscal 2006. The increase in depreciation and amortization expense as a percent of total revenue in fiscal 2007 compared to fiscal 2006 was primarily due to the recapture of depreciation from the reclassification of assets for two restaurants from an assets held for sale category to assets held and used, resulting in additional expense of approximately $371,000 in fiscal 2007.
     General and Administrative Expenses — General and administrative expenses totaled approximately $15.6 million or 12.4% of total revenue in fiscal 2007 compared to approximately $15.4 million or 13.2% of total revenue in fiscal 2006. In fiscal 2007, general and administrative expenses included approximately $820,000, or $0.05 per diluted share, for stock-based compensation expense as related to our performance share programs, options expense from SFAS No. 123R, the issuance of shares to our Board of Directors for service during fiscal 2007, and our deferred stock unit plan. In fiscal 2006, general and administrative expenses included approximately $1.4 million for stock-based compensation expense, or $0.09 per diluted share. The departure of our CEO in December 2007 resulted in the recapture of approximately $920,000 in stock-based compensation. Excluding stock-based compensation expense, the percentage would have been 11.7% for fiscal 2007 and 11.9% for fiscal 2006. The decrease in the percentage excluding stock-based compensation compared to prior year, primarily reflected the recapture of bonus related to our CEO who left the company in December, another position at the executive level that has remained open for the entire fourth quarter of 2007, in addition to other savings.
     Asset Impairment and Estimated Lease Termination and Other Closing Costs — During fiscal 2007, we recorded an asset impairment charge of approximately $596,000 for our Palatine, Illinois restaurant which included the write-down of its assets reflected in impairment and estimated lease termination and other closing costs. This impairment also resulted in a reduction in rent expense of approximately $185,000 reflected in operating expenses, for the write-off of the deferred rent balance for this location, as it was determined that lease option periods would not be executed.

Additionally, we recorded a write-off of approximately $395,000 for a software development project that was determined to have no future value. This write-off was reflected in loss on disposal of property in the consolidated statements of operations. During fiscal 2006, we recorded lease termination and closing costs of approximately $1.1 million for the closure of our Streamwood, Illinois restaurant and the write-down of our Mesquite, Texas location to fair market value prior to its sale in December 2006.
     Pre-opening Expenses — During fiscal 2007, we had approximately $1.2 million in pre-opening expenses, including pre-opening rent, related to the opening of four company-owned restaurants in 2007 and pre-opening rent for a restaurant that opened in early fiscal 2008.
     Loss on Early Extinguishment of Debt — During fiscal 2007, we repaid early, approximately $1.0 million in notes payable related to our Tulsa, Oklahoma company-owned restaurant which resulted in an approximate $12,000 non-cash charge to write-off deferred financing fees. On May 31, 2006, we elected to repay two notes early related to our Lincoln, Nebraska and Addison, Illinois company-owned restaurants, and paid approximately $3.0 million to retire the notes early. This repayment resulted in a $148,000 non-cash charge to write-off deferred financing fees in the second quarter of fiscal 2006, which was essentially offset by interest savings from the date of the transaction through the end of fiscal 2006.
     Interest Expense — Interest expense totaled approximately $1.6 million or 1.3% of total revenue for fiscal 2007, compared to approximately $1.7 million or 1.5% of total revenue for fiscal 2006.
     Interest Income — Interest income was approximately $293,000 and $331,000 for fiscal 2007 and fiscal 2006, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.
     Income Tax Expense — We recorded expense for income taxes during fiscal 2007 of approximately $3.1 million which compares to expense of approximately $2.7 million in fiscal 2006. We utilized approximately $2.4 million of federal and state net operating loss carry forwards in fiscal 2007 as compared to approximately $11.0 million in fiscal 2006. Utilization of federal net operating losses will be achieved through offsetting tax liabilities generated through earnings. We also utilized $1.3 million of general business credit carry forwards in fiscal 2007. We utilized no credit carry forwards in fiscal 2006. We had an effective tax rate of 33.8% for fiscal 2007 compared to 35.6% for fiscal 2006. The reduction in rate reflects the cumulative impact of an adjustment to permanent deductions that had not been utilized in prior years, the effects of a state income tax audit, and a prior year adjustment of the rate used to calculate deferred tax assets.
     Basic and Diluted Net Income Per Common Share — Net income for fiscal 2007 was approximately $6.1 million or $0.61 per basic common share on approximately 9,960,000 weighted average basic shares outstanding compared to net income of approximately $5.0 million or $0.47 per basic common share on approximately 10,453,000 weighted average basic shares outstanding for fiscal 2006.
     Diluted net income per common share for fiscal 2007 was $0.59 per common share on approximately 10,298,000 weighted average diluted shares outstanding compared to $0.46 per common share on approximately 10,801,000 weighted average diluted shares outstanding for fiscal 2006.
Recently Issued Accounting Pronouncements
     On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 was effective for the Company as of December 31, 2007. There was no impact on the consolidated financial statements, as a result of the adoption of this pronouncement.

     On December 4, 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (SFAS 141(R)), and FASB Statement No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. These standards will impact us if we complete an acquisition or obtain minority interests after the effective date.
     In September 2006, the FASB Statement issued FASB No. 157, Fair Value Measurements (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Furthermore, in October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, and was effective upon issuance. Effective for 2008, we adopted SFAS 157 and FSP FAS 157-FAS 157-2 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS 157, FSP FAS 157-2 or FSP FAS 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows and we do not believe the adoption of FSP FAS 157-2 will be material to our consolidated financial statements.
Financial Condition, Liquidity and Capital Resources
     As of December 28, 2008, our Company held unrestricted cash and cash equivalents of approximately $1.7 million compared to approximately $1.5 million as of December 30, 2007. Our cash balance reflects net borrowings of $5.0 million, the use of approximately $5.1 million for the repurchase of common stock, including commissions, and the purchases of property, equipment, and leasehold improvements for approximately $10.5 million during the year ended December 28, 2008.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.21 at December 28, 2008 compared to 0.25 at December 30, 2007. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to increased current liabilities from the increase in our line of credit balance.
     Net cash provided by operations for each of the last three fiscal years was approximately $11.2 million in fiscal 2008, $13.0 million in fiscal 2007, and $15.9 million in fiscal 2006. Cash generated in fiscal 2008 was primarily from net income of approximately $389,000, asset impairment, estimated lease termination and other closing costs of approximately $6.9 million and depreciation and amortization of approximately $5.5 million. These increases were partially offset by a decrease in accounts payable of approximately $1.7 million, decrease in accrued compensation and benefits of approximately $909,000 and a decrease in deferred income taxes of approximately $542,000.
     Cash generated in fiscal 2007 was primarily from net income of approximately $6.1 million, depreciation and amortization of approximately $5.0 million, the utilization of our deferred tax asset of approximately $1.8 million, stock-based compensation of approximately $838,000, an asset impairment of approximately $600,000 related to one company-owned location, and a loss on disposal of approximately $465,000. These increases were partially offset by an approximate $1.8 million increase in accounts receivable, and an approximate $507,000 decrease in accrued compensation and benefits.

     Cash generated in fiscal 2006 was primarily from net income of approximately $5.0 million, depreciation and amortization of approximately $4.4 million, the utilization of our deferred tax asset of approximately $1.6 million, stock-based compensation of approximately $1.4 million, an approximate $1.2 million increase in accrued compensation and benefits, an asset impairment of approximately $1.2 million related to two company-owned locations, and an increase in accounts payable of approximately $1.4 million. These increases were partially offset by an increase in accounts receivable of approximately $672,000 due to 16 additional franchises on a net basis since last year-end.
     Net cash used for investing activities for each of the last three fiscal years was approximately $10.5 million in fiscal 2008, $12.3 million in fiscal 2007, and $7.0 million in fiscal 2006. In fiscal 2008, we used approximately $8.7 million for the construction of our Alexandria, Virginia, Salisbury, Maryland, Algonquin, Illinois, and Greenwood, Indiana restaurants and $1.8 million for continued maintenance and other infrastructure projects. In fiscal 2007, we used approximately $14.3 million primarily for the construction of our Fredericksburg, Virginia, Oswego, Illinois, Bolingbrook, Illinois, Owings Mills, Maryland and Alexandria, Virginia restaurants and other infrastructure projects. This was partially off-set by proceeds of approximately $1.8 million from the sale of our Rogers, Arkansas company-owned restaurant to a franchisee. In fiscal 2006, we used approximately $8.2 million primarily for the construction of our Waldorf, Maryland and Coon Rapids, Minnesota restaurants and other infrastructure projects. This was partially offset by approximately $900,000 in proceeds from the sale of property, plant, and equipment. In fiscal 2009, we expect capital expenditures to be approximately $2.6 million, which will consist of costs related to normal capital expenditures for existing restaurants and a new back-of-the-house management system funded through cash flows from operations.
     Net cash used for financing activities was approximately $542,000 in fiscal 2008, $586,000 in fiscal 2007, and $11.8 million in fiscal 2006. In fiscal 2008, we repurchased 592,956 of our shares, representing the culmination of our fourth authorization and beginning of our fifth, for approximately $5.1 million, including commissions. We had draws of approximately $26.0 million on our line of credit and had repayments of $21.0 million. The maximum balance on our line of credit during fiscal 2008 was $20.0 million. In addition, we repaid $383,000 of debt. In fiscal 2007, we repurchased 871,000 of our shares, representing the culmination of our third authorization and approximately half of the fourth, for approximately $14.2 million, including commissions. We had draws of approximately $19.5 million on our line of credit and had repayments of approximately $6.5 million. In addition, we repaid $1.4 million of debt. We also received approximately $1.4 million from the exercise of stock options upon the departure of our Chief Executive Officer in December 2007. During fiscal 2006, we repurchased 611,430 shares of our common stock under our third share repurchase program, and paid approximately $9.3 million, including commissions. We also repaid $3.0 million of long-term debt early along with normal payments of an additional $389,000.
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (0.25% at December 28, 2008) plus 0.5% or Wells Fargo’s prime rate (3.25% at December 28, 2008). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 28, 2008, was 0.25%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.

     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. We intend to preserve our cash and focus on repayment of our line of credit during 2009, and at this time, do not expect to make further repurchases under our existing authorization. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. Various financial covenants have been updated with new maximum target capital expenditures, cash flow ratios, and adjustment leverage ratios and covenants and the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits now include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the agreement). Additionally, a new financial covenant regarding a limit to franchise royalty receivables aged more than 30 days is applicable if a specified level of the adjusted leverage ratio is reached.
     Due to the impairment charges and lease termination fees recorded during the third and fourth quarters of fiscal 2008, we were not in compliance with the adjusted leverage ratio covenant under the Facility. We amended our credit agreement to change the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. Additionally, we were also not in compliance with the franchise royalty receivable covenant as of December 28, 2008. After receipt of the waivers, we were in compliance with all covenants under the Facility as of December 28, 2008 and December 30, 2007. We expect to comply with our covenants in fiscal 2009 due to a decrease in capital asset spending and a plan to pay down our line of credit `from cash flows generated from operations.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. We had $18.0 million in borrowings under this Facility and had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded, workers compensation insurance policy and $255,000 in letters of credit for real estate locations, which reduced our borrowing capacity under the Facility, as of December 28, 2008. We had $13.0 million in borrowings under this Facility and had $500,000 in Letters of Credit as of December 30, 2007 as required by our fiscal 2005 self-funded workers compensation insurance policy.
     In addition to commitments we have related to our operating lease obligations, we also have required payments on our outstanding debt and financing leases, including principal and interest. The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:
Contractual Obligations
   (in thousands)

Payments Due by Period
(including interest)	Total	2009	2010	2011	2012	2013	Thereafter
Long Term Debt	$11,859	$939	$939	$939	$939	$939	$7,164
Financing Leases	6,686	597	603	622	628	646	3,590
Operating Leases	97,126	4,994	4,952	4,859	4,908	4,694	72,719

Total	$115,671	$6,530	$6,494	$6,420	$6,475	$6,279	$83,473

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
Income Taxes
     At December 28, 2008, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $2.6 million for state purposes, which if not used will begin to expire in fiscal 2019. This amount will be adjusted when we file our fiscal 2008 income tax returns in 2009. In addition, we had cumulative tax credit carry forwards of approximately $3.1 million, which if not used, will begin to expire in fiscal 2018.
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
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of December 28, 2008 was approximately $11.3 million, including financing lease obligations. Of the outstanding long-term debt, was subject to a fixed interest rate. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
     Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We have secondary source suppliers for items and in 2009 we will make this a key area of focus to protect the supply chain and increase pricing competition among vendors. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of Famous Dave’s of America, Inc. are included herein, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
     Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our Management has concluded that, as of December 28, 2008, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter, and year ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
Director Resignation; Election of New Director
     Effective March 11, 2009, Mary L. Jeffries resigned from the Company’s Board of Directors and from her position as Chair of the Company’s Audit Committee and a member of its Corporate Governance and Nominating Committee.
     Also effective March 11, 2009, the Company filled the vacancy on its Board of Directors resulting from Ms. Jeffries resignation by electing Ms. Lisa A. Kro to serve as a director until the Company’s next annual shareholders’ meeting. Ms. Kro has also been appointed to replace Ms. Jeffries as Chair of the Company’s Audit Committee and will also serve on the Company’s Strategic Planning Committee.
     Ms. Kro, age 43, joined Goldner Hawn Private Equity in 2004 as Chief Financial Officer and became a Managing Director in 2005. Prior to joining Goldner Hawn she was at KPMG LLP, an international public accounting firm, from 1987 — 2004 where she was an audit partner.

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
     The purpose of the 2005 Plan, which was approved by the Company’s shareholders at the May 2005 annual shareholders meeting, is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate associates (including officers), certain key consultants and directors of the Company. In May 2008, the Company’s shareholders approved an amendment to the 2005 Stock Incentive Plan to increase the number of authorized shares by 500,000. Under the Plans, an aggregate of 703,500 shares of our Company’s common stock remained unreserved and available for issuance at December 28, 2008.
     The Management Plan, the Director Plan and the 2005 Plan have each been approved by the Company’s shareholders. The Employee Plan was not submitted for approval to the Company’s shareholders. The following table sets forth certain information as of December 28, 2008 with respect to the Management Plan, the Employee Plan, the Director Plan and the 2005 Plan.

				Number of Securities
				Remaining Available for
	Number of Securities		Weighted-	Future Issuance Under
	to be Issued Upon		Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options		Outstanding	Securities Reflected in
	Warrants and Rights		Options	Column (A))
Plan Category	(A)		(B)	(C)
Equity compensation plans approved by shareholders:
1995 Stock Option and Compensation Plan	134,300	(1)	$6.47	-0-
1998 Director Stock Option Plan	180,500		$5.77	-0-
2005 Stock Incentive Plan	176,200	(1)	$10.98	703,500

TOTAL	491,000		$7.55	703,500

Equity compensation plans not approved by shareholders:
1997 Employee Stock Option Plan	179,260	(1)	$6.50	-0-

TOTAL	670,260		$5.59	-0-

(1)
Includes stock options, restricted stock and shares reserved for issuance under the Company’s existing Performance Share Programs: 26,800 shares under the Management Plan, 87,800 shares under the Employee Plan, 91,200 performance shares under the 2005 Plan and 75,000 restricted shares under the 2005 plan.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Documents filed as part of this Form 10-K:
          Reports of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets — December 28, 2008 and December 30, 2007
          Consolidated Statements of Operations — Years ended December 28, 2008, December 30, 2007 and December 31, 2006
          Consolidated Statements of Shareholders’ Equity — Years ended December 28, 2008, December 30, 2007 and December 31, 2006
          Consolidated Statements of Cash Flows — Years ended December 28, 2008, December 30, 2007 and December 31, 2006
          Notes to Consolidated Financial Statements
     Financial Statement Schedule:
          Schedule II. Schedule of Valuation and Qualifying Accounts
     Exhibits:
          See “exhibit index” on the page following the consolidated financial statements and related footnotes

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Famous Dave’s of America, Inc.
We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. and subsidiaries (the “Company”) (a Minnesota Corporation) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Dave’s of America, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 11, 2009

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Famous Dave’s of America, Inc.
We have audited Famous Dave’s of America, Inc.’s and subsidiaries’ (the “Company”) (a Minnesota Corporation) internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Famous Dave’s of America, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the years ended December 28, 2008 and December 30, 2007 of Famous Dave’s of America Inc., and subsidiaries and our report dated March 11, 2009 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 11, 2009

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2009 AND DECEMBER 30, 2007
(in thousands,except share and per-share data)

	December 28,	December 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,687	$1,538
Restricted cash	1,170	2,420
Accounts receivable, net	4,702	5,098
Inventories	2,281	1,987
Deferred tax asset	1,708	1,643
Prepaid expenses and other current assets	1,689	1,477
Current portion of notes receivable	54	92

Total current assets	13,291	14,255

Property, equipment and leasehold improvements, net	58,129	57,243

Other assets:
Notes receivable, less current portion	170	1,165
Deferred tax asset	989	511
Other assets	822	768

	$73,401	$73,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$18,000	$13,000
Current portion of long-term debt and financing lease obligation	441	382
Accounts payable	5,713	6,647
Accrued compensation and benefits	2,279	3,011
Other current liabilities	3,627	5,045

Total current liabilities	30,060	28,085

Long-term liabilities:
Long-term debt, less current portion	6,600	6,899
Financing lease obligations less current portion	4,652	4,794
Other liabilities	5,905	3,764

Total liabilities	47,217	43,542

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 9,079,000 and 9,606,000 shares issued and outstanding at December 28, 2008 and December 30, 2007, respectively	91	96
Additional paid-in capital	16,428	21,028
Retained earnings	9,665	9,276

Total shareholders’ equity	26,184	30,400

	$73,401	$73,942

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006
(in thousands, except share and per-share data)

	December 28,	December 30,	December 31,
	2008	2007	2006
Revenue:
Restaurant sales, net	$122,016	$107,820	$100,026
Franchise royalty revenue	17,026	15,718	13,796
Franchise fee revenue	492	1,323	1,825
Licensing and other revenue	848	1,012	974

Total revenue	140,382	125,873	116,621

Costs and expenses:
Food and beverage costs	37,581	32,419	30,403
Labor and benefits	38,185	32,673	29,960
Operating expenses	32,510	27,547	25,311
Depreciation and amortization	5,522	4,980	4,419
General and administrative expenses	16,521	15,603	15,381
Asset impairment and estimated lease termination and other closing costs	6,912	596	1,136
Pre-opening expenses	1,103	1,154	625
Net loss on disposal of property	18	465	143

Total costs and expenses	138,352	115,437	107,378

Income from operations	2,030	10,436	9,243

Other expense:
Loss on early extinguishment of debt	—	(12)	(148)
Interest expense	(1,977)	(1,577)	(1,721)
Interest income	246	293	331
Other (expense) income, net	(29)	30	(14)

Total other expense	(1,760)	(1,266)	(1,552)

Income before income taxes	270	9,170	7,691

Income tax benefit (expense)	119	(3,100)	(2,737)

Net income	$389	$6,070	$4,954

Basic net income per common share	$0.04	$0.61	$0.47

Diluted net income per common share	$0.04	$0.59	$0.46

Weighted average common shares outstanding-basic	9,406,000	9,960,000	10,453,000

Weighted average common shares outstanding-diluted	9,542,000	10,298,000	10,801,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
FOR THE YEARS ENDED
DECEMBER 28, 2008, DECEMBER 30, 2007, AND DECEMBER 31, 2006
(in thousands)

				Retained
			Additional	Earnings/
	Common Stock		Paid-In	(Accumulated)
	Shares	Amount	Capital	Deficit)	Total

Balance-January 1, 2006	10,599	$106	$39,836	$(1,748)	$38,194

Exercise of stock options	123	1	449	—	450
Tax benefit for equity awards issued	—	—	469	—	469
Common stock issued	19	—	303	—	303
Repurchase of common stock	(611)	(6)	(9,303)	—	(9,309)
Stock-based compensation	—	—	1,110	—	1,110
Net income	—	—	—	4,954	4,954

Balance-December 31, 2006	10,130	$101	$32,864	$3,206	$36,171

Exercise of stock options	305	3	1,442	—	1,445
Tax benefit for equity awards issued	—	—	473	—	473
Common stock issued	41	—	325	—	325
Repurchase of common stock	(870)	(8)	(14,436)	—	(14,444)
Stock-based compensation	—	—	360	—	360
Net income	—	—	—	6,070	6,070

Balance-December 30, 2007	9,606	$96	$21,028	$9,276	$30,400

Exercise of stock options	6	—	26	—	26
Tax shortfall for equity awards issued	—	—	(76)	—	(76)
Common stock issued	60	—	90	—	90
Repurchase of common stock	(593)	(5)	(5,067)	—	(5,072)
Stock-based compensation	—	—	427	—	427
Net income	—	—	—	389	389

Balance-December 28, 2008	9,079	$91	$16,428	$9,665	$26,184

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 28, 2008, DECEMBER 30, 2007, AND DECEMBER 31, 2006
(in thousands)

	December 28,	December 30,	December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$389	$6,070	$4,954
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	5,522	4,980	4,419
Amortization of deferred financing costs	22	56	57
Loss on early extinguishment of debt	—	12	148
Net loss on disposal of property	18	465	143
Asset impairment and estimated lease termination and other closing costs	6,912	596	1,170
Deferred income taxes	(542)	1,781	1,646
Deferred rent	570	370	398
Stock-based compensation	694	838	1,413
Changes in operating assets and liabilities:
Restricted cash	1,250	(995)	(204)
Accounts receivable, net	(252)	(1,761)	(672)
Inventories	(294)	(261)	(177)
Prepaid expenses and other current assets	(372)	99	(250)
Deposits	(39)	(234)	61
Accounts payable	(1,668)	993	1,418
Accrued compensation and benefits	(909)	(507)	1,196
Other current liabilities	(115)	497	152
Long-term deferred compensation	(29)	—	—

Cash flows provided by operations	11,157	12,999	15,872

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(10,537)	(14,263)	(8,159)
Sale of property, equipment and leasehold improvements	—	1,753	900
Payments received on notes receivable	71	180	245

Cash flows used for investing activities	(10,466)	(12,330)	(7,014)

Cash flows from financing activities:
Proceeds from draws on line of credit	26,000	19,500	—
Payments on line of credit	(21,000)	(6,500)	—
Payments for debt issuance costs	(37)	—	(34)
Payments on long-term debt and financing lease obligations	(383)	(1,350)	(3,389)
Proceeds from exercise of stock options	26	1,447	450
Tax (shortfall) benefit for equity awards issued	(76)	473	469
Repurchase of common stock	(5,072)	(14,156)	(9,309)

Cash flows used for financing activities	(542)	(586)	(11,813)

Increase (decrease) in cash and cash equivalents	149	83	(2,955)

Cash and cash equivalents, beginning of year	1,538	1,455	4,410

Cash and cash equivalents, end of year	$1,687	$1,538	$1,455

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
     Nature of business — We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of December 28, 2008, there were 170 restaurants operating in 36 states, including 47 company-owned restaurants and 123 franchise-operated restaurants. An additional 102 franchise restaurants were committed to be developed through signed area development agreements at December 28, 2008.
     Seasonality — Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt customer and Associate transportation to our restaurants.
     Principles of consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Any inter-company transactions and balances have been eliminated in consolidation.
     Management’s use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     Reclassifications — Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
     Financial instruments — Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair value. The fair value of long-term debt approximates the carrying amount based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.
     Segment reporting — We have company-owned and franchise-operated restaurants in the United States, and operate within the single industry segment of foodservice. We make operating decisions on behalf of the Famous Dave’s brand which includes both company-owned and franchise-operated restaurants. In addition, all operating expenses are reported in total and are not allocated to franchising operations for either external or internal reporting.
     Fiscal year — Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended December 28, 2008 (fiscal 2008), December 30, 2007, (fiscal 2007), and December 31, 2006 (fiscal 2006) all consisted of 52 weeks.
     Unrestricted cash and cash equivalents — Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured at December 28, 2008. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. During fiscal 2008, we established a general bad debt reserve for franchise receivables due to increases in day’s sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and will be adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $457,000 and $16,000 at December 28, 2008 and December 30, 2007, respectively. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the period that determination is made. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Account receivable balances written off have not exceeded allowances provided. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In accessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends as well as other variables, and periodic financial information, which the franchisees are required to submit to us.
     Inventories — Inventories consist principally of smallwares and supplies, food and beverages, and retail goods, and are recorded at the lower of cost (first-in, first-out) or market.
     Property, equipment and leasehold improvements, net — Property, equipment and leasehold improvements are capitalized at a level of $250 or greater and are recorded at cost. Repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, and equipment are depreciated using the straight-line method over estimated useful lives ranging from 3-7 years, while buildings are depreciated over 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including reasonably assured renewal options, or the estimated useful life of the assets. Décor that has been installed in the restaurants is recorded at cost and is depreciated using the straight-line method over seven years.
     Debt issuance costs — Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis, which approximates the interest method. In the event of early debt re-payment, the capitalized debt issuance costs are written-off as a loss on early extinguishment of debt. The carrying value of our deferred debt issuance costs is approximately $348,000, and $333,000 respectively, net of accumulated amortization of $313,000 and $291,000, respectively, as of December 28, 2008 and December 30, 2007.
     Construction overhead and capitalized interest — We capitalize construction overhead costs at the time a building is turned over to operations, which is approximately two weeks prior to opening. We capitalized construction overhead costs of approximately $160,000 and $185,000 in fiscal 2008 and fiscal 2007, respectively. There was no capitalized interest in fiscal years 2008, 2007, or 2006 because construction was funded with cash flow from operations. We depreciate and amortize construction overhead and capitalized interest over the same useful life as leasehold improvements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Advertising costs — Advertising costs are charged to expense as incurred. Advertising costs were approximately $4.5 million, $3.9 million, and $3.5 million for fiscal years 2008, 2007 and 2006 respectively, and are included in operating expenses in the consolidated statements of operations.
     Software implementation costs — We capitalize labor costs associated with the implementation of significant information technology infrastructure projects. This is based on actual labor rates per person including benefits, for all the time spent in the implementation of software in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In fiscal 2008 and fiscal 2007, we capitalized approximately $11,000 and $45,000, respectively, in software implementation costs. In December of 2007, it was decided that previously capitalized costs for one of the projects had no future value to the company. The capitalized costs, along with other amounts spent on software licenses for the project were written off in fiscal 2007 in the amount of approximately $395,000 and are included in loss on disposal of property in the consolidated statements of operations.
     Research and development costs — Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and Limited-Time Offering (“LTO”) items, recipe enhancements and documentation activities. Research and development costs were approximately $349,000, $301,000, and $292,000, for fiscal years 2008, 2007, and 2006, respectively, and are included in general and administrative expenses in the consolidated statements of operations.
     Pre-opening expenses — All start-up and pre-opening costs are expensed as incurred. We had pre- opening expenses of approximately $1.1 million in fiscal 2008 related to four new company-owned restaurants that opened in 2008, $1.2 million in fiscal 2007 related to four new company-owned restaurants that opened in 2007, and $625,000 in fiscal 2006 related to three new corporate restaurants that opened in 2006. Included in pre-opening expenses is pre-opening rent during the build-out period.
     Lease accounting — In accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases, we recognize lease expense on a straight-line basis for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. Rent expense recorded during the build-out period is reported as pre-opening expense. We account for construction allowances by recording a receivable when its collectability is considered probable, amortizing the leasehold improvements over the lesser of their useful lives or the full term of the lease, including reasonably assured renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including reasonably assured renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance.
     Recoverability of property, equipment and leasehold improvements, impairment charges, exit and disposal costs, and asset retirement obligations — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.
     We account for exit or disposal activities, including restaurant closures, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same caption as the original impairment within our consolidated statements of operations.
     During fiscal 2006, we recorded an asset impairment charge of approximately $282,000 on the assets of a company-owned restaurant in Mesquite, Texas to reflect them at their fair market value, based on a pending sale. On December 29, 2006, the Company sold its interest in this property for $1.0 million resulting in net proceeds of $900,000 after real estate taxes and broker commissions. Also during fiscal 2006, we recorded an asset impairment charge of approximately $502,000 for an underperforming company-owned restaurant in the Chicago, Illinois market that closed on July 28, 2006. This impairment charge reflected the non-cash write-down of the net book value of the assets at that restaurant. We additionally recorded a charge of approximately $332,000, which included estimated lease termination costs, net of deferred rent, and other closure costs, and an additional $20,000 for miscellaneous costs. We currently sublease the real property on which the closed restaurant is located under a lease that expires in November 2010, and are currently marketing this location for a company to assume our sublease.
     During the fourth quarter of 2007, we recorded an asset impairment charge of approximately $569,000 for an underperforming company-owned restaurant in the Chicago, Illinois market. This impairment charge reflected the non-cash write-down of the net book value of the assets of that restaurant.
     In September 2008, the Company closed an existing restaurant in Chicago, Illinois, in conjunction with opening a new prototype restaurant within four miles of the existing restaurant, supporting the Company’s strategy to reposition legacy restaurants within a market when opportunities arise. The closure resulted in a charge of approximately $177,000 representing the disposal of assets net of a deferred rent credit. During the fourth quarter, the Company negotiated a lease buyout for this location and another location in the Chicago market that had previously closed for a total of $80,000. The agreement with the landlord for these two locations is subject to a bankruptcy judge’s final approval, which we deem more likely than not as of the time of this filing.
     Additionally, during the third quarter of fiscal 2008, the Company recorded non-cash impairment charges on two other locations, one in Chicago and one in Minneapolis for the impairment of fixed assets for a total of approximately $2.1 million, based on the Company’s assessment of expected cash flows from these locations over the remainder of the respective original lease terms.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Also during the third quarter of fiscal 2008, the Company acquired three franchise restaurants in Atlanta from a franchisee in exchange for amounts owed and deemed uncollectible. Based on the Company’s assessment of expected cash flows from those locations, a net impairment charge of approximately $1.8 million was recorded related to assets acquired. In December 2008, the Company recorded a lease reserve in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, of approximately $2.2 million for these three locations in total due to the closure of these locations. This represented the net present value of all lease obligations, net of estimated sublease income which we have estimated to be zero at December 28, 2008. The long-term portion of the $1.7 million lease reserve is classified as other long-term liabilities and the balance of the reserve is in current liabilities. We do not expect to incur any significant additional costs related to these locations.
     In December 2008, as a result of its SFAS No. 144 review triggered by recent economic events, the Company impaired the assets of one of its Minnesota locations and an Illinois location for approximately $519,000. Additionally, the Company wrote off approximately $105,000 of failed site preparation costs for two locations that we abandoned.
     Our December 28, 2008 and December 30, 2007 consolidated balance sheets reflected no assets held for sale. As of December 30, 2007, two restaurants previously held for sale were reclassified to assets held for use in property, leasehold improvements, net. A third restaurant in Rogers, Arkansas was sold in June 2007 to a franchisee. As a result of the change in classification in the fourth quarter of fiscal 2007, we recorded approximately $371,000 of depreciation and amortization expense that would have been recognized had the asset been continuously classified as held for use.
     Asset retirement obligations — We account for asset retirement obligations under Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, which was adopted at the end of fiscal 2006. FIN 47 requires recognition of a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. The net ARO liability included in “other long term liabilities” was $78,000 at December 28, 2008 and $73,000 at December 30, 2007.
     Public relations, marketing development fund and restricted cash — In fiscal 2004, we established a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, to the fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. These restaurants were required to contribute 1% of net sales to this fund during fiscal 2008. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated financial statements as of December 28, 2008 and December 30, 2007. As of December 28, 2008 and December 30, 2007, we had approximately $1.2 million and $2.4 million in this fund, respectively.
     Gift cards — We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card breakage income as an offset to operating expense based on a stratified breakage rate per year based on a percentage of sales when the likelihood of the redemption of the card becomes remote.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Interest income — We recognize interest income as earned.
     Net income per common share — Basic net income per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options and warrants when dilutive.
     Following is a reconciliation of basic and diluted net income per common share:

	Fiscal Year
(in thousands, except per share data)	2008	2007	2006
Net income per common share — basic:
Net income	$389	$6,070	$4,954
Weighted average shares outstanding	9,406	9,960	10,453
Net income per common share — basic	$0.04	$0.61	$0.47

Net income per common share — diluted:
Net income	$389	$6,070	$4,954
Weighted average shares outstanding	9,406	9,960	10,453
Dilutive impact of common stock equivalents outstanding	136	338	348

Adjusted weighted average shares outstanding	9,542	10,298	10,801
Net income per common share — diluted	$0.04	$0.59	$0.46

     There were 376,960 options outstanding as of December 28, 2008 that were not available to be included in the computation of diluted EPS because they were anti-dilutive. All options outstanding as of December 30, 2007, and December 31, 2006 were used in the computation of diluted EPS for fiscal years 2007 and 2006.
     Stock-based compensation — On January 2, 2006, we adopted the provisions of SFAS No. 123R (revised 2004) Share-Based Payment, which requires us to recognize compensation cost for share-based awards granted to Associates based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 11).
     As of December 28, 2008, we had approximately $22,000 of unrecognized compensation cost related to stock option awards, which is expected to be recognized over a period of approximately four months.
     Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as cash flows from operating activities in our consolidated statements of cash flows. SFAS No. 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as cash flows from financing activities. There were no stock options granted during fiscal years 2008, 2007 or 2006.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Revenue recognition — We record restaurant sales at the time food and beverages are served. We record sales of merchandise items at the time items are delivered to the customer. All sales taxes are presented on a net basis and are excluded from revenue. We have detailed below our revenue recognition policies for franchise and licensing agreements.
     Franchise arrangements — Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $35,000 is included in deferred franchise fees and is recognized as revenue, when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.
     Licensing and other revenue — We have a licensing agreement for our retail products, the initial term of which expires in April 2010 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue is recorded based on royalties earned by the company in accordance with our agreement. Licensing revenue for fiscal years 2008, 2007, and 2006 was approximately $408,000, $334,000, and $279,000, respectively.
     Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2008, 2007, and 2006 was approximately $440,000, $678,000, and $695,000, respectively.
     Recently issued accounting pronouncements — On December 4, 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (SFAS 141(R)), and FASB Statement No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. These standards will impact us if we complete an acquisition or obtain minority interests after the effective date.
     In September 2006, the FASB Statement issued FASB No. 157, Fair Value Measurements (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Furthermore, in October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, and was effective upon issuance. Effective for 2008, we adopted SFAS 157 and FSP FAS 157-FAS 157-2 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS 157, FSP FAS 157-2 or FSP FAS 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows and we do not believe the adoption of FSP FAS 157-2 will be material to our consolidated financial statements.
(2) INVENTORIES
     Inventories consisted approximately of the following at:

	December 28,	December 30,
(in thousands)	2008	2007
Smallwares and supplies	$1,360	$1,241
Food and beverage	884	706
Retail goods	37	40

	$2,281	$1,987

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) NOTES RECEIVABLE
     Notes receivable consisted approximately of the following at:

(in thousands)	December 28,	December 30,
	2008	2007

Famous Ribs of Georgia, LLC, Famous Ribs of Snellville, LLC, Famous Ribs of Marietta, LLC, Famous Ribs of Alpharetta, LLC, and Famous Ribs of Lawrenceville, LLC, $1,300 amortized over 9 years at 3.27% interest, due November 2012, secured by property and equipment and guaranteed by the franchise owner. (1)	$—	$982

Old School BBQ, Inc. — monthly installments of approximately $5.7 including interest at 9.0%, due November 2012, secured by property and equipment and guaranteed by the franchise owners.	224	270

Rivervalley BBQ, Inc. — line of credit for up to $50.0 with monthly interest only though December 2007 with total outstanding balance due December 2007 including interest at prime (7.25% at December 30, 2007 and 8.25% at January 31, 2006) plus 1.50%, unsecured.	—	5

Total notes receivable	224	1,257

Less: current maturities	(54)	(92)

Long-term portion of notes receivable	$170	$1,165

(1)
On February 12, 2007 the Company amended a promissory note receivable with Famous Ribs, Georgia, LLC, Famous Ribs of Snellville, LLC, Famous Ribs of Marietta, LLC, Famous Ribs of Alpharetta LLC, and Famous Ribs of Lawrenceville, LLC. The terms of the note were amended from February 1, 2007 to November 17, 2012 to require a minimum installment payment of $5,000 each month. In addition, a one-time principal payment of $10,000 was required and paid on February 1, 2007. On July 1, 2007, an additional principal payment of $300,000 was required and paid through the redemption of Famous Dave’s of America, Inc. common stock. This $300,000 payment was allowed to be applied to future principal amounts outstanding under the amended promissory note which reduced the principal and interest amount due until 2012 to $5,000/month. On the maturity date, the Borrower would be required to pay the entire remaining principal balance together with any unpaid accrued interest. In August 2008, the Company forgave the remainder of the note in exchange for the three Atlanta restaurants that had been the original basis for the note.

Future principal payments to be received on notes receivable are approximately as follows:
     (in thousands)

Fiscal Year
2009	$54
2010	55
2011	60
2012	55

Total	$224

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
     Property, equipment and leasehold improvements, net, consisted approximately of the following at:

	December 28,	December 30,
(in thousands)	2008	2007
Land, buildings and improvements	$65,496	$58,987
Furniture, fixtures and equipment	31,086	26,745
Décor	2,866	2,552
Construction in progress	391	3,325
Accumulated depreciation and amortization	(41,710)	(34,366)

Property, equipment and leasehold improvements, net	$58,129	$57,243

(5) OTHER CURRENT LIABILITIES
     Other current liabilities consist of the following at:

(in thousands)	December 28,	December 30,
	2008	2007
Gift cards payable	$1,558	$1,617
Other liabilities	876	813
Sales tax payable	856	662
Accrued property and equipment purchases	197	1,533
Deferred franchise fees	140	420

	$3,627	$5,045

(6) CREDIT FACILITY AND DEBT COVENANTS
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (0.25% at December 28, 2008) plus 0.5% or Wells Fargo’s prime rate (3.25% at December 28, 2008). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to + 0.50% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 28, 2008, was 0.25%. An increase option exercise fee of 0.025% will apply to increased amounts between $30.0 million and $50.0 million.

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
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants. Various financial covenants have been updated with new maximum target capital expenditures, cash flow ratios, and adjustment leverage ratios and covenants and the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits now include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the agreement). Additionally, a new financial covenant regarding a limit to franchise royalty receivables aged more than 30 days is applicable if a specified level of the adjusted leverage ratio is reached.
     Due to the impairment charges and lease termination fees recorded during the third and fourth quarters of fiscal 2008, we were not in compliance with the adjusted leverage ratio covenant under the Facility. We amended our credit agreement to change the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. Additionally, we were also not in compliance with the franchise royalty receivable covenant as of December 28, 2008. After receipt of the waivers, we were in compliance with all covenants under the Facility as of December 28, 2008 and December 30, 2007.
     In addition to changes in the aggregate loan amount and applicable interest rates, the Credit Agreement, as amended and restated, provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding, reducing our availability for general corporate purposes and also allows for the termination of the Facility by the Borrower without penalty at any time. As of December 28, 2008, we had $18.0 million in borrowings under this Facility, and had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded worker’s compensation insurance policy, and $255,000 in letters of credit for real estate locations. As of December 30, 2007 we had $13.0 million in borrowings under this Facility and had $500,000 in Letters of Credit as required by our fiscal 2005 self-funded worker’s compensation insurance policy.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) LONG-TERM DEBT
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.25 to 1.0 fixed charge coverage ratio and a 3.5 to 1.0 leverage ratio during each fiscal year. As of December 28, 2008 and December 30, 2007, we were in compliance with all of our covenants.
     Long-term debt consisted approximately of the following at:

	December 28,	December 30,
(in thousands)	2008	2007(1)

Notes payable — GE Capital Franchise Finance Corporation — monthly installments from approximately $13 to $20 including interest between 8.10% and 10.53%, due between January 2020 and October 2023, secured by property and equipment.	$6,899	$7,169
Less current maturities	(299)	(270)

Long-term debt net of current maturities	$6,600	$6,899

(1)
During the first quarter of fiscal 2007, we repaid approximately $1.0 million in notes payable related to our Tulsa, Oklahoma company-owned restaurant in advance, which resulted in an approximate $12,000 non-cash charge to write-off deferred financing fees.

Required principal payments on long-term debt over the next five years, are as follows:

(in thousands)
Fiscal Year
2009	$299
2010	329
2011	362
2012	397
2013	438
Thereafter	5,074

Total	$6,899

(8) FINANCING LEASE OBLIGATION
     On March 31, 1999, the company completed a $4.5 million financing obligation, involving three existing restaurants as a result of a sale/leaseback transaction. Under this financing, we are obligated to make monthly payments of $48,331 (which increases 4.04% every two years) for a minimum of 20 years. At the end of the 20 year lease term we may extend the lease for up to two additional five year terms. We also have the option to purchase the leased restaurants on the 10th and 20th anniversaries of the lease term and between the first and second five year option terms. The option purchase price is the greater of $4.5 million or the fair market value, as defined, of the properties at the time the purchase option is exercised. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements, and had been depreciated over a 30 year term until fiscal 2007 when it was determined that it was likely that we would not renew the lease at the end of the original term. This resulted in a change in accounting estimate for the useful life of the restaurant’s assets

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) FINANCING LEASE OBLIGATION (continued)
to 20 years from 30 years. Accelerated depreciation of $61,000 was recorded in 2007 and will continue to be recorded on an accelerated basis prospectively. In addition, as the monthly lease payments are made, the obligation will be reduced by the revised 20 year amortization table.
     Financing lease consisted of the following at:

	December 28,	December 30,
(in thousands)	2008	2007

Financing lease — Spirit Financial — monthly installments of $48-$59 — including an interest rate of 9.63%, due in March 2019.	$4,794	$4,906
Less current maturities	(142)	(112)

Long-term financing lease net of current maturities	$4,652	$4,794

Required principal payments under our financing lease are as follows:

(In thousands)
Fiscal Year
2009	$142
2010	162
2011	198
2012	224
2013	266
Thereafter	3,802

Total financing lease obligation	$4,794

(9) OPERATING LEASE OBLIGATIONS
     We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 1 to 40 years, including lease renewal options. Eleven of the leases require percentage rent of between 4% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal years 2008, 2007, and 2006, including rent, common area maintenance costs, real estate taxes and percentage rent, were approximately $7.2 million, $5.5 million, and $5.4 million, respectively. Rent expenses only (excluding percentage rent) were approximately $4.6 million, $3.8 million, and $3.7 million, for fiscal years 2008, 2007, and 2006, respectively. Percentage rent was approximately $264,000, $172,000, and $179,000 for fiscal years 2008, 2007 and 2006, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) OPERATING LEASE OBLIGATIONS (continued)
     Future minimum lease payments (including renewal options) existing at December 28, 2008 were:
     (in thousands)

Fiscal Year
2009	$4,994
2010	4,952
2011	4,859
2012	4,908
2013	4,694
Thereafter	72,719

Total operating lease obligations	$97,126

(10) RELATED PARTY TRANSACTIONS
     Famous Ribs of Georgia, Snellville, Marietta and Alpharetta, LLC — In fiscal 2008, 2007, and 2006, we sublet three restaurants to our former President and CEO, Martin O’Dowd, for a total of $269,000, $496,000 and $432,000, respectively, in lease and real estate tax payments. He did not reimburse us the fiscal 2008 amounts. He reimbursed us the 2007 and 2006 amounts which offset our rent expense for these three locations in fiscal 2007 and 2006, respectively. See the related note receivable in Note 3.
     On December 13, 2007, our Chief Executive Officer resigned. In accordance with our Company by-laws and succession policy, F. Lane Cardwell, Jr. became the Interim-Chief Executive Officer effective immediately. In conjunction with these new interim responsibilities, he was paid $78,000 in 2008 and $18,000 in 2007. In addition, he is a member of our Board of Directors and has received stock compensation for his service on our Board of Directors. His interim employment agreement was filed as Exhibit 10.21 to our Form 10-K for fiscal 2007.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES
     We recognized stock-based compensation expense in our consolidated statements of operations for the fiscal years 2008, 2007 and 2006, respectively, as follows:
     Stock-based Compensation

	For the Years Ended
	December 28,	December 30,	December 31,
(in thousands)	2008	2007	2006
Performance Share Programs:
Fiscal 2004 — 2006	$—	$—	$38
Fiscal 2005 — 2007 (1)	—	(286)	423
Fiscal 2006 — 2008 (1)	17	14	271
Fiscal 2007 — 2009 (1)	156	349	—
Fiscal 2008 — 2010 (2)	129	—	—

Performance Shares	$302	$77	$732

Director Shares	266	478	303
Stock Options (1)	85	283	378
Restricted Stock Units (2)(3)	41	—	—
Deferred Stock Units	—	(18)	34

	$694	$820	$1,447

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

(3)
On September 11, 2008, a new Chief Executive Officer was appointed and, commensurate with his promotion, a 50,000 restricted stock unit grant was made. In addition, on the same date, 25,000 restricted stock units were granted to our Chief Financial Officer.

     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan as amended (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also granted stock options outside of the Plans prior to 1996 in limited situations. However, all of these grants have been previously exercised. In May 2008, the Company’s shareholders approved an amendment to the 2005 Stock Incentive Plan to increase the number of authorized shares by 500,000. Under the Plans, an aggregate of 703,500 shares of our Company’s common stock remained unreserved and available for issuance at December 28, 2008. In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, the 1997 Employee Stock Option Plan expired on June 24, 2007, and the 1998 Director Stock Option Plan expired on June 19, 2008. Although incentives are no longer eligible for grant under these plans, each such plan will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
     Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at January 1, 2006	900	$5.14
Canceled or expired	(43)	6.11
Exercised	(130)	4.28
Options previously cancelled	1	2.84

Options outstanding at December 31, 2006	728	5.24
Canceled or expired	(24)	6.01
Exercised	(305)	4.75

Options outstanding at December 30, 2007	399	5.57
Canceled or expired	(4)	4.98
Exercised	(6)	4.62

Options outstanding at December 28, 2008	389	$5.59

Options exercisable — December 31, 2006	580	$5.05

Options exercisable — December 30, 2007	359	$5.52

Options exercisable — December 28, 2008	382	$5.58

     The following table summarizes information about stock options outstanding at December 28, 2008:
     (number outstanding and number exercisable in thousands)

	Options
	Total outstanding			Exercisable
		Weighted-average	Weighted-		Weighted-
Exercise	Number	remaining	average	Number	average
prices	utstanding	contractual life	exercise price	exercisable	exercise price

$2.00 - $3.19	38	1.23 years	$2.88	37	$2.89

$3.50 - $6.00	195	3.80 years	$4.81	196	$4.81

$6.15 - $10.98	156	5.05 years	$7.23	149	$7.26

	389	4.05 years	$5.59	382	$5.58

     The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2008 was approximately $28,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
     As of December 28, 2008, the aggregate intrinsic value of options outstanding was approximately $6,200 and the aggregate intrinsic value of options exercisable was approximately $5,800.
     2005 Stock Incentive Plan
     On May 12, 2005, the Company’s shareholders approved the adoption of the Famous Dave’s of America, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). The purpose of the 2005 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate Associates, certain key consultants and directors of the Company. The maximum number of shares of common stock which may be issued under the 2005 Plan is currently 950,000 shares, subject to adjustment. The Compensation Committee of the Company’s Board of Directors administers the 2005 Plan. Awards may be granted to Associates (including officers), members of the Board of Directors and consultants or other independent contractors. Awards that may be granted under the 2005 Plan include performance shares, incentive and non-statutory stock options, stock appreciation rights, stock awards, and restricted stock. The 2005 Plan shall remain in effect until all incentives granted under the 2005 Plan have either been satisfied by the issuance of shares of common stock, the payment of cash, or have been terminated under the terms of the 2005 Plan and all restrictions imposed on shares of common stock in connection with their issuance under the 2005 Plan have lapsed. No incentives may be granted under the 2005 Plan after the tenth anniversary of the date the 2005 Plan was approved by the shareholders of the Company.
     Performance Shares
     Since fiscal 2005, all stock incentive awards for employees of the Company (whom we refer to as Associates), including officers, have taken the form of performance shares. We have programs under which management and certain director-level Associates may be granted performance shares under the 2005 Stock Incentive Plan, subject to certain contingencies.
     Under our performance share programs, issuance of the shares underlying the performance share grants is contingent upon the Company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant (the “Cumulative EPS Goals”). Upon achieving the minimum percentage, and provided that the recipient remains an Associate during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is based upon the performance of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share is achieved in any one or more fiscal years but not for the cumulative three-year period.
     No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with these programs, we recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statements of operations ratably throughout the performance period because we estimate we will reach 100% attainment of the EPS goal. We adjust the compensation expense in the last year of the performance period based on the cumulative attainment percentage.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
     During the first quarter of fiscal 2008, we issued 54,325 shares out of the 2005-2007 performance share program, representing the achievement of approximately 91% of the target payout for this program. Recipients elected to forfeit 19,276 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 35,049 shares. As of December 28, 2008, we currently have three performance share programs in progress. All performance share awards granted under the programs qualify for equity-based treatment under Statement of Financial Accounting Standards (“SFAS”) No. 123R. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). The current status of our performance share programs as of December 28, 2008 is as follows:

			Target No. of	Maximum No. of
			Performance Shares	Performance Shares
			(Issuable assuming	(Issuable assuming
		Performance Shares	100%	200%
	Performance Share	(Originally Granted	Payout	Payout
Award Date	Program	at 100%)	Achieved)(1)	Achieved)
12/29/2005	2006 — 2008	83,200	26,484(2)	26,484(2)
02/21/2007	2007 — 2009	96,100	35,300	70,600(3)
12/31/2007	2008 — 2010	78,800	30,400	60,800(3)

(1)	Net of forfeitures due to employee departures

(2)	Based on 82.26% EPS goal achieved

(3)	Based on 150% EPS goal achieved
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
     Restricted Stock Units
     On April 21, 2008, Wilson L. Craft commenced employment with the Company serving as its President and the Chief Executive Officer. Also on April 21, 2008, and pursuant to the agreement governing Mr. Craft’s employment, the Company granted Mr. Craft 100,000 restricted stock units having an aggregate grant date fair value of $925,000. On September 11, 2008, Wilson Craft resigned as Chief Executive Officer and the grant of restricted stock units was cancelled in its entirety.
     On September 11, 2008, Christopher O’Donnell was promoted to President and Chief Executive Officer. Also on September 11, 2008, and pursuant to the agreement governing Mr. O’Donnell’s employment, the company granted 50,000 restricted stock units having an aggregate grant date fair value of $454,000. These restricted stock units will vest in three equal installments on the three, four and five year anniversaries of the grant date provided that Mr. O’Donnell remains employed by the Company through the applicable vesting date, and will vest in its entirety upon a “change of control” as defined in the employment agreement. In accordance to with SFAS No. 123R, the compensation expense for this grant will be recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations commencing in the third quarter of 2008 and continue through the applicable service period which expires in the third quarter of fiscal 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
     In addition, on the same date, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. This grant is subject to the same terms and conditions as Mr. O’Donnell’s grant.
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their compensation or commissions, if applicable, for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the annual bonuses are approved by the Board of Directors. In accordance with SFAS No. 123R, this plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases. (i.e. “mark-to-market”). As of December 28, 2008 we have no current deferrals.
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
     Several of our executives elected to defer for one year a portion of their fiscal 2005 bonuses, the amount of which was determined on February 22, 2006, totaling approximately $56,000 (of which approximately $9,000 had been subsequently paid out), in accordance with the Deferred Stock Unit Plan discussed above. We recognized compensation expense of approximately $2,000 in our consolidated statements of operations for fiscal 2006, as related to this plan for the fiscal 2005 bonus year deferrals. These bonuses, including the original amount deferred and the amounts earned over the deferred period, were paid out during the first quarter of fiscal 2007. One of our executives elected to defer for a two-year period, a portion of their fiscal 2006 bonus, the amount of which was determined on February 21, 2007, totaling approximately $71,000, in accordance with the Deferred Stock Unit Plan discussed above. We recognized income of approximately $19,000 in our consolidated statements of operations for fiscal 2007, as related to this plan. The executive left the company in December 2007 and in accordance with the plan document was paid out in February 2008.
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
     On September 27, 2007, our Board of Directors authorized another stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock from time to time in both the open market or through privately negotiated transactions. As of December 30, 2007 we had repurchased 482,000 shares under this program for approximately $6.9 million at an average market price per share of $14.38, excluding commissions. As of August 2008, we had repurchased all of the shares under the program for approximately $11.3 million at an average market price of $11.33, excluding commissions.
     On August 6, 2008, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of December 28, 2008, we had repurchased 75,412 shares under this program for approximately $680,000 at an average market price per share of $9.00, excluding commissions.
Board of Directors’ Compensation
     In February 2008, we awarded our independent board members shares of common stock for their service on our board for fiscal 2008. These shares were unrestricted upon issuance, but require repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling his or her term of service. In total, 25,500 shares were issued on February 20, 2008, on which date the price of our common stock at the close of market was $10.42. The total compensation cost of approximately $266,000 is reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2008.
     In February 2007, we awarded our independent board members shares of common stock for their service on our board for fiscal 2007. These shares were fully vested upon grant and were unrestricted, but require repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling their term of service. In total, 25,500 shares were issued on February 21, 2007, on which date the price of our common stock at the close of market was $18.74. The total compensation cost of approximately $478,000 is reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2007.
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
     Employee Stock Purchase Plan
     The company maintains an Employee Stock Purchase Plan (“ESPP”) which was approved in 2008. The ESPP gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 8,100 shares purchased with a weighted average fair value of $6.11 during the fiscal year ended December 28, 2008. For the fiscal year ended December 28, 2008 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

(12)	INCOME TAXES
     At December 28, 2008, we had cumulative net operating loss carry-forwards of approximately $26.1 million for state tax purposes, (a valuation allowance has been computed on $23.5 million of the state net operating loss carry forward); the remaining $2.6 million will begin to expire in fiscal 2019 if not used. We also had cumulative tax credit carry-forwards of approximately $3.1 million which, if not used, will begin to expire in fiscal 2018. Upon utilization of approximately $455,000 of the tip credit carry forward, the credit will go to additional paid in capital.
     The following table summarizes the (benefit) expense for income taxes:

(in thousands)	2008	2007	2006

Current:
Federal	$310	$758	$859
State	113	367	248

	423	1,125	$1,107

Deferred:
Federal	(433)	1,982	1,327
State	(109)	(7)	303

	(542)	1,975	1,630

Total tax (benefit) expense	$(119)	$3,100	$2,737

     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) INCOME TAXES (continued)
     During fiscal years 2008 and 2007, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability. We believe that the realization of the deferred tax asset is more likely than not based on our taxable income for fiscal 2008 and fiscal 2007 and based on the expectation that our Company will generate the necessary taxable income in future years, except for a portion of the state net operating loss carry forward, for which the Company has created a $1.3 million (tax effected) valuation allowance. For fiscal 2008, we have no material uncertain tax positions to be accounted for in our consolidated financial statements under the principles of FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. We classify income tax related interest and penalties in interest and other expense, respectively, when incurred.
     Our Company’s deferred tax assets (liabilities) were as follows at:

(in thousands)	December 28, 2008	December 30, 2007
Current deferred tax assets (liabilities):
Tax credit carryover	$1,470	$1,720
Accrued and deferred compensation	528	503
Net operating loss carry-forwards	347	83
Other	299	427
Financing lease	187	(259)
Inventories	(496)	(434)
Prepaid expenses	(627)	(397)

Total short-term deferred tax assets	$1,708	$1,643

Long-term deferred tax assets (liabilities):
Tax credit carryover	$1,173	$—
Property and equipment basis difference	(763)	374
Lease reserve	627	—
State net operations loss carry forwards	1,255	952
Other	(48)	137
Valuation allowance	(1,255)	(952)

Total long-term deferred tax assets:	$989	$511

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(12) INCOME TAXES (continued)
     Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2008(1)	2007	2006
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	50.0	2.7	2.2
Tax effect of permanent differences — meals and entertainment	24.1	0.7	1.0
Tax effect of permanent differences — Tip Credit	68.5	1.6	1.7
Tax effect of permanent differences — other	1.5	0.1	—
Tax effect of general business credits	(205.6)	(5.0)	(5.0)
Adjustment to beginning deferreds	(22.2)	(0.5)	—
Other	5.6	(0.2)	1.7

Effective tax rate	(44.1)%	33.8%	35.6%

(1)	2008 percentages are larger than prior years as a result of less income before taxes in 2008 compared to other years, even though the dollar amounts of items are similar to prior years.
(13) SUPPLEMENTAL CASH FLOWS INFORMATION

	Fiscal Year
(in thousands)	2008	2007	2006
Cash paid for interest	$1,823	$1,477	$1,606
Cash paid for taxes	$446	$1,446	$927

Non-cash operating, investing and financing activities:
Acquired the fixed assets and inventory from the 3 Atlanta restaurants	$(1,745)	$—	$—
Write off note receivable, accounts receivable, other assets and accounts payable from the 3 Atlanta restaurants	$1,745	$—	$—
Reclassification of other current assets to assets held for sale	$—	$—	$776
Reclassification of accounts receivable to assets held for sale	$—	$—	$178
Accrued property and equipment purchases	$1,335	$791	$295
Tax shortfall (benefit) for equity awards issued	$76	$(473)	$(469)
Redemption of note receivable by common stock buyback	$—	$289	$—
Issuance of common stock to independent board members	$266	$478	$303
Repurchase of common stock (performance shares surrendered for tax)	$(176)	$(153)	$—

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) RETIREMENT SAVINGS PLANS
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers Associates meeting certain eligibility requirements. Employee contributions were approximately $593,000, $556,000, and $469,000 for fiscal years 2008, 2007, and 2006, respectively. During fiscal 2008, 2007, and 2006, we matched 50.0% of the Associate’s contribution up to 4.0% of their earnings. Employer matching contributions were approximately $178,000, $171,000, and $169,000 for fiscal years 2008, 2007, and 2006, respectively. There were no discretionary contributions to the plan during fiscal years 2008, 2007 or 2006.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan that has been effective since February 25, 2005 (the “Plan”). Eligible participants are those Associates who are at the “director” level and above, and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2008, the Company matched 50.0% of the first 4.0% contributed and paid a declared interest rate of 8.0% on balances outstanding. The Board of Directors administers the Plan and could change the Company match or the rate or any other aspect of the Plan at any time.
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
     For the Plan year ended December 28, 2008, eligible participants contributed approximately $116,000 to the Plan and the Company provided matching funds and interest of approximately $90,000 net of distributions of approximately $205,000 due to executive departures. In accordance with our plan, executive distributions were made in fiscal 2008.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) SELECTED QUARTERLY DATA (UNAUDITED)
     The following represents selected quarterly financial information for fiscal years 2008 and 2007.

	First Quarter		Second Quarter		Third Quarter			Fourth Quarter
(in thousands, except per share data)	2008	2007	2008	2007	2008		2007	2008		2007
Revenue	$33,715	$29,003	$38,774	$33,535	$35,088		$31,902	$32,805		$31,433
Income from operations	$1,739	$2,417	$3,873	$3,469	$(704	) (1)	$2,904	$(2,878	) (1)	$1,646
Net income	$835	$1,402	$2,272	$2,139	$(763	) (1)	$1,732	$(1,955	) (1)	$797
Basic net income per common share	$0.09	$0.14	$0.24	$0.21	$(0.08)		$0.17	$(0.22)		$0.08
Diluted net income per common share	$0.09	$0.13	$0.23	$0.21	$(0.08)		$0.17	$(0.22)		$0.08

(1)	Includes impairments, estimated lease term costs and other closing costs of approximately $3,879 for Third Quarter and $3,033 for Fourth Quarter, respectively.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Statement Schedule
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

			Deductions
		Additions	Credits to Costs
	Balance at	Charged to	and Expenses
	Beginning of	Costs and	and Other	Balance at End
(in thousands)	Period	Expenses	Accounts	of Period

Year ended December 31, 2006:
Allowance for doubtful accounts	$36.8	$28.2	$(50.8)	$14.2
Reserve for lease termination costs	$—	$398.0	$(68.0)	$330.0

Year ended December 30, 2007:
Allowance for doubtful accounts	$14.2	$19.6	$(17.9)	$15.9
Reserve for lease termination costs	$330.0	$—	$(159.0)	$171.0

Year ended December 28, 2008:
Allowance for doubtful accounts	$15.9	$658.8	$(217.7)	$457.0
Reserve for lease termination costs	$171.0	$2,242.9	$(212.5)	$2,201.4
Reserve for corporate severance	$—	$269.0	$(62.0)	$207.0

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: March 13, 2009	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2009 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/ Christopher O’Donnell	President and Chief Executive Officer and Director
Christopher O’Donnell

/s/ K. Jeffrey Dahlberg	Director
K. Jeffrey Dahlberg

/s/ F. Lane Cardwell, Jr.	Director
F. Lane Cardwell, Jr.

/s/ Mary L. Jeffries	Director
Mary L. Jeffries

/s/ Richard L. Monfort	Director
Richard L. Monfort

/s/ Dean A. Riesen	Director
Dean A. Riesen

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 7, 2008

10.1
Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	Loan Agreement, dated as of January 21, 2000, by and between FFCA Acquisition Corporation and MinWood Partners, Inc., incorporated by reference to Exhibit 10.21 to Form 10-Q filed May 16, 2000

10.3	Master Lease, dated as of January 21, 2000, by and between MinWood Partners, Inc. and Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.22 to Form 10-Q filed May 16, 2000

10.4	Loan Agreement, dated as of August 4, 2000, by and between FFCA Funding Corporation and FDA Properties, Inc., incorporated by reference to Exhibit 10.13 to Form 10-K filed March 29, 2001

10.5	Master Lease, dated as of August 4, 2000, by and between FDA Properties, Inc. and Famous Dave’s of America, Inc., incorporated by reference from Exhibit 10.5 to Form 10-K filed March 29, 2001

10.6	1995 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2002

10.7	1997 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.8	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.9	Amended and Restated 2005 Stock Incentive Plan, incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 8, 2008

10.10	First Amended and Restated Executive Elective Deferred Stock Unit Plan dated January 1, 2008, incorporated by reference from Exhibit 10.11 to Form 10-K filed March 14, 2008.

EXHIBITS (continued)

Exhibit No.	Description

10.11
First Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated April 17, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 23, 2008.

10.12	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2008

10.13	Employment Agreement with Wilson L. Craft, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 24, 2008

10.14	Form of Amended and Restated 2005-2007 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.3 and 10.4 to Form 10-Q filed May 13, 2005

10.15	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008

10.16	Form of 2006-2008 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed December 29, 2005

10.17	Amendment to 1995 Employee Stock Option and Compensation Plan, effective November 7, 2006, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2006

10.18	Form of 2007 - 2009 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed February 27, 2007

10.19	Form of Director Stock Grant, incorporated by reference to Exhibit 10.3 to Form 8-K filed February 27, 2007

10.20	Interim Employment Agreement dated as of December 13, 2007 between Famous Dave’s of America, Inc. and F. Lane Cardwell, Jr.

10.21
Form of Severance Agreement dated January 4, 2008, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibit 10.1 for Form 8-K filed January, 8, 2008

10.22	Form of 2008 - 2010 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 18, 2008

10.23	Form of Director Stock Grant, incorporated by reference to Exhibit 10.3 to Form 8-K filed February 21, 2008

EXHIBITS (continued)

Exhibit No.	Description

10.24	Restricted Stock Unit Agreement, between Famous Dave’s of America, Inc. and Wilson L. Craft, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 24, 2008

10.25
Restricted Stock Unit Agreement, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibits 10.1 and 10.2, to Form 8-K filed September 17, 2008

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