Form 10-Q
period 2009-03-29
FAMOUS DAVES OF AMERICA INC
filed 2009-05-07
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2009

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
Registrant’s telephone number, including area code (952) 294-1300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 1, 2009, 9,103,516 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements
	Consolidated Balance Sheets As of March 29, 2009 and December 28, 2008	3
	Consolidated Statements of Operations For the three months ended March 29, 2009 and March 30, 2008	4
	Consolidated Statements of Cash Flows For the three months ended March 29, 2009 and March 30, 2008	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	25
Item 6	Exhibits	26

	SIGNATURES

	CERTIFICATIONS
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 29, 2009 AND DECEMBER 28, 2008
(in thousands, except share and per share data)

	March 29,
	2009	December 28,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,029	$1,687
Restricted cash	654	1,170
Accounts receivable, net	4,540	4,702
Inventories	2,218	2,281
Deferred tax asset	1,708	1,708
Prepaid expenses and other current assets	1,388	1,689
Current portion of notes receivable	51	54

Total current assets	12,588	13,291

Property, equipment and leasehold improvements, net	56,964	58,129

Other assets:
Notes receivable, less current portion	446	170
Deferred tax asset	989	989
Other assets	802	822

	$71,789	$73,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$15,000	$18,000
Current portion of long-term debt and financing lease obligation	457	441
Accounts payable	4,846	5,713
Accrued compensation and benefits	3,250	2,279
Other current liabilities	3,601	3,627

Total current liabilities	27,154	30,060

Long-term liabilities:
Long-term debt, less current portion	6,520	6,600
Financing lease obligation less current portion	4,613	4,652
Other liabilities	5,886	5,905

Total liabilities	44,173	47,217

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 9,096,000 and 9,079,000 shares issued and outstanding at March 29, 2009 and December 28, 2008, respectively	91	91
Additional paid-in capital	16,540	16,428
Retained earnings	10,985	9,665

Total shareholders’ equity	27,616	26,184

	$71,789	$73,401

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
MARCH 29, 2009 AND MARCH 30, 2008
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2009	2008
Revenue:
Restaurant sales, net	$29,291	$29,247
Franchise royalty revenue	4,175	4,167
Franchise fee revenue	75	115
Licensing and other revenue	246	186

Total revenue	33,787	33,715

Costs and expenses:
Food and beverage costs	8,778	8,939
Labor and benefits	9,311	9,182
Operating expenses	7,550	7,493
Depreciation and amortization	1,312	1,461
General and administrative expenses	4,300	4,653
Asset impairment and estimated lease termination and other closing costs	106	—
Pre-opening expenses	—	254
Gain on disposal of property	—	(6)

Total costs and expenses	31,357	31,976

Income from operations	2,430	1,739

Other expense:
Interest expense	(474)	(511)
Interest income	34	58
Other income (expense), net	10	(1)

Total other expense	(430)	(454)

Income before income taxes	2,000	1,285

Income tax expense	(680)	(450)

Net income	$1,320	$835

Basic and diluted net income per common share	$0.15	$0.09

Weighted average common shares outstanding — basic	9,082,000	9,611,000

Weighted average common shares outstanding — diluted	9,087,000	9,773,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 29, 2009 AND MARCH 30, 2008
(in thousands)
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2009	2008
Cash flows from operating activities
Net income	$1,320	$835
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,312	1,461
Asset impairment and estimated lease termination and other closing costs	106	—
Amortization of deferred financing costs	14	14
Gain on disposal of property	—	(6)
Deferred rent	85	120
Stock-based compensation	138	281
Changes in operating assets and liabilities:
Restricted cash	516	1,204
Accounts receivable, net	(134)	865
Inventories	50	(32)
Prepaid expenses and other current assets	299	287
Deposits	49	(15)
Accounts payable	(1,051)	(1,056)
Accrued compensation and benefits	943	(103)
Other current liabilities	149	(246)
Long-term deferred compensation	2	(17)

Cash flows provided by operating activities	3,798	3,592

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(322)	(2,368)
Payments received on notes receivable	11	36

Cash flows used for investing activities	(311)	(2,332)

Cash flows from financing activities:
Proceeds from draws on line of credit	2,000	5,500
Payments on line of credit	(5,000)	(6,000)
Payments for debt issuance costs	(45)	(15)
Payments on long-term debt and financing lease obligations	(102)	(93)
Proceeds from exercise of stock options	2	—
Repurchase of common stock	—	(156)

Cash flows used for financing activities	(3,145)	(764)

Increase in cash and cash equivalents	342	496

Cash and cash equivalents, beginning of period	1,687	1,538

Cash and cash equivalents, end of period	$2,029	$2,034

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of March 29, 2009, there were 174 restaurants operating in 37 states, including 47 company-owned restaurants and 127 franchise-operated restaurants. An additional 96 franchise restaurants were committed to be developed through signed area development agreements at March 29, 2009.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of March 29, 2009 and December 28, 2008 and for the three month periods ended March 29, 2009 and March 30, 2008. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2008 as filed with the SEC.
     Due to the seasonality of our business, revenue and operating results for the three months ended March 29, 2009 are not necessarily indicative of the results to be expected for the full year.
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
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended
	March 29,	March 30,
(in thousands, except per share data)	2009	2008
Net income per common share — basic:
Net income	$1,320	$835
Weighted average shares outstanding	9,082	9,611
Net income per common share — basic	$0.15	$0.09

Net income per common share — diluted:
Net income	$1,320	$835
Weighted average shares outstanding	9,082	9,611
Dilutive impact of common stock equivalents outstanding	5	162

Adjusted weighted average shares outstanding	9,087	9,773
Net income per common share — diluted	$0.15	$0.09

     There were 335,945 and 25,500 options outstanding as of March 29, 2009 and March 30, 2008, respectively, that were not available to be included in the computation of diluted EPS because they were anti-dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Allowance for Doubtful Accounts
     We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. During fiscal 2008, we established a general bad debt reserve for franchise receivables due to increases in day’s sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $213,000 and $457,000 at March 29, 2009 and December 28, 2008, respectively. The decrease in this balance is due to adjustments to our general reserve and write-offs of balances deemed uncollectible. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to bad debt expense. Account receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In accessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends as well as other variables, and annual financial information, which the franchisees are required to submit to us.
(4) Public Relations and Marketing Development Fund and Restricted Cash
     We have a system-wide Public Relations and Marketing Development Fund, which Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 0.5%, to this fund that is used for public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of March 29, 2009 and December 28, 2008. As of March 29, 2009 and December 28, 2008, we had approximately $654,000 and $1.2 million in this fund, respectively.
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (0.25% at March 29, 2009) plus 0.5% or Wells Fargo’s prime rate (3.25% at March 29, 2009). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of March 29, 2009, was 0.25%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Credit Facility (continued)
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjustment leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the agreement).
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At March 29, 2009 we had $15.0 million in borrowings under this Facility, and had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded, workers’ compensation insurance policy and $255,000 in letters of credit for real estate locations, which reduced our borrowing capacity under the Facility as of March 29, 2009.
     We obtained a covenant waiver and amendment to our Facility effective December 28, 2008. The amendment temporarily changes the definition of EBITDA in our existing Facility and specifically carves out certain franchise receivables from EBITDA and the maximum aged royalties receivable calculation due to special circumstances. We paid approximately $45,000 of fees related to the amendment, which were deferred the first quarter of 2009 and will be amortized over the remaining life of the facility. We were in compliance with all covenants as of March 29, 2009.
(6) Other Liabilities
     Other liabilities consisted of the following at:

	March 29,	December 28,
(in thousands)	2009	2008
Deferred rent	$4,212	$4,126
Lease termination costs	1,668	1,775
Other liabilities	6	4

	$5,886	$5,905

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the first quarter of fiscal years 2009 and 2008, respectively, as follows:

	Three Months Ended
	March 29,	March 30,
(in thousands)	2009	2008
Performance Share Programs:
Fiscal 2006 — 2008	$—	$36
Fiscal 2007 — 2009	8	87
Fiscal 2008 — 2010	27	52
Fiscal 2009 — 2011	64	—

Performance Shares	$99	$175

Director Shares	—	66
Stock Options	5	40
Restricted Stock	34	—

	$138	$281

     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 429,000 shares of our Company’s common stock remained unreserved and available for issuance at March 29, 2009. In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, the 1997 Employee Stock Option Plan expired on June 24, 2007, and the 1998 Director Stock Option Plan expired on June 19, 2008. Although incentives are no longer eligible for grant under these plans, each such plan will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     Information regarding our Company’s stock options is summarized below:
     Stock Options

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Outstanding at December 28, 2008	389	$5.59
Exercised	(1)	2.38
Canceled or expired	(9)	5.83

Outstanding at March 29, 2009	379	$5.58

Options Exercisable at March 29, 2009	374	$5.58

     Performance Shares
     Since fiscal 2005, stock incentive awards for employees of the Company (whom we refer to as Associates), including officers, have primarily taken the form of performance shares. We have a program under which management and certain director-level Associates may be granted performance shares under the 2005 Stock Incentive Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants is contingent upon the Company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant. Upon achieving the minimum percentage, and provided that the recipient remains an Associate during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is based upon the percentage of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.
     No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with this program, we recognize as compensation expense, the value of these stock grants as they are earned in our consolidated statements of operations throughout the performance period.
     As of March 29, 2009, we currently have three performance share programs in progress. All of these performance share awards qualify for equity-based treatment under Statement of Financial Accounting Standards (“SFAS”) No. 123R. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). During the first quarter of fiscal 2009, based on our history of approximately 90% attainment of performance share payout, we estimated our attainment rate for the performance share plans in year two and three to be approximately 90%. In the first year of any program, we estimate the attainment rate to be 100%. In accordance with SFAS 123R, we have recorded compensation expense net of the estimated 10% non-attainment rate. We will continue to evaluate the need to adjust the attainment percentage in future periods. During the first quarter of fiscal 2009, we issued 26,484 shares out of the 2006-2008 performance share program, representing the achievement of approximately 82.3% of the target payout for this program. Recipients elected to forfeit 10,336 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,148 shares. The current status of our performance share programs as of March 29, 2009, is as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)

			Target No. of
		Target No. of	Performance Shares
	Performance	Performance Shares	(Outstanding at	Maximum No. of
Award Date	Share Program	(Originally Granted)(1)	March 29, 2009)(1)(2)	Performance Shares
02/21/2007	2007 — 2009	96,100	31,800	63,600(3)
12/31/2007	2008 — 2010	78,800	30,400	60,800(3)
12/29/2008	2009 — 2011	280,300(5)	279,300	279,300(4)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal.

(2)	Net of forfeitures due to employee departures.

(3)	Assumes achievement of 150% of the applicable Cumulative EPS Goal and corresponding payout of 200% of the Target number of Performance Shares.

(4)	The maximum pay out on this plan is 100% of the Target number of Performance Shares.

(5)	The aggregate Target Number of Performance Shares awarded under this program increased significantly over prior years as a result of one-time grants related to the hiring of several new executives in late 2008 and early 2009, and a significantly lower stock price at the grant date.
     For each of the three programs currently in progress, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. With all of the plans, except the 2009-2011 plan, if the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of Performance Shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” Performance Share amount). The maximum share payout a recipient will be entitled to receive under the 2009 — 2011 plan is 100% of the shares granted if the Cumulative EPS Goal is met.
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
     On September 11, 2008, Christopher O’Donnell was promoted to President and Chief Executive Officer. Also on September 11, 2008, and pursuant to the agreement governing Mr. O’Donnell’s employment, the company granted 50,000 restricted stock units having an aggregate grant date fair value of $454,000. These restricted stock units will vest in three equal installments on the three, four and five year anniversaries of the grant date provided that Mr. O’Donnell remains employed by the Company through the applicable vesting date, and will vest in its entirety upon a “change of control” as defined in the employment agreement. In accordance with SFAS No. 123R, the compensation expense for this grant will be recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations through the applicable service period which expires in the third quarter of fiscal 2013.
     In addition, on the same date, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. This grant is subject to the same terms and conditions as Mr. O’Donnell’s grant.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their annual incentive compensation or commissions, or their receipt of any compensation in the form of stock grants under the Company’s equity incentive plans or otherwise, for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the effective date of the election. Following expiration of the deferral period, stock units representing cash deferrals are re-converted into cash and paid to the executive. In accordance with SFAS No. 123R, the Deferred Stock Unit Plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases (i.e. “mark — to — market”). No deferrals were elected in fiscal 2008 or fiscal 2007.
     Common Share Repurchases
     On August 6, 2008, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. As of March 29, 2009 we had repurchased 75,412 shares under this program for approximately $680,000 at an average market price per share of $9.00, excluding commissions. There were no purchases during the first quarter of fiscal 2009.
     Board of Directors’ Compensation
     In fiscal 2009, we will issue shares to our independent board members at the time of our annual shareholder meeting on May 5, 2009. These will vest over the term of service from May 2009 to April 2010.
     In February 2008, we awarded our independent board members shares of common stock for their service on our board for fiscal 2008. These shares were unrestricted upon issuance, but required repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling their term of service. In total, 25,500 shares were issued on February 20, 2008, on which date the price of our common stock at the close of market was $10.42. The total compensation cost of approximately $266,000 was reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2008, and was spread over the fiscal year equally by quarter.
     Employee Stock Purchase Plan
     The Company maintains an Employee Stock Purchase Plan (“ESPP”), which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 3,068 and 1,121 shares purchased with a fair value of $3.23 and $10.45 during the first quarter of 2009 and first quarter of 2008, respectively. For the fiscal quarter ended March 29, 2009 and March 30, 2008 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(8) Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2009, we will match 25.0%, and in fiscal 2008, we matched 50.0%, respectively, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $136,000 and $149,000 for the first quarter of fiscal years 2009 and 2008, respectively. The employer match was $20,000 and $46,000 for the first quarter of fiscal years 2009 and 2008, respectively. There were no discretionary contributions to the Plan during the first quarter of fiscal years 2009 or 2008.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2009, we will match 25%, and in fiscal 2008, we matched 50%, respectively, of the first 4.0% contributed and paid a declared interest rate of 6% and 8%, respectively, on balances outstanding. The Board of Directors administers the Plan and could change the rate or any other aspects of the Plan at any time.
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
     For the quarter ended March 29, 2009 and March 30, 2008, eligible participants contributed approximately $14,000 and $32,000 to the Plan, respectively, and the Company provided matching funds and interest of approximately $16,000 and $23,000, respectively.
(9) Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In December 2008, the Company recorded a lease reserve in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, of approximately $2.2 million for the locations in Atlanta, Georgia due to the closure of these locations. This represented the net present value of all lease obligations, net of estimated sublease income which we had estimated to be zero at December 28, 2008.
     During the quarters ended March 29, 2009 and March 30, 2008 the Company did not record any asset impairment charges as described under SFAS No. 144. In the first quarter of fiscal 2009, the Company

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
(9) Asset Impairment and Estimated Lease Termination and Other Closing Costs (continued)
recorded approximately $106,000 in costs associated with closed restaurants, such as utilities, related to the Atlanta restaurants that were closed in November 2008 as we continue to pursue lease termination discussions. This amount also includes closure costs for a location in West Saint Paul, Minnesota that closed on March 29, 2009, at the end of its original lease term. There were not any closure costs recorded during the first quarter of fiscal 2008.
     Lease termination reserve activity for the first quarter of 2009 was as follows:

		Additions	Deductions
Credits to Costs
	Balance at	Charged to	and Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period

Reserve for lease termination costs	$2,201	$—	$(104)	$2,097
(10) Supplemental Cash Flow Information

	Three Months Ended
	March 29,	March 30,
(in thousands)	2009	2008
Cash paid for interest	$489	$483
Cash paid for taxes	$67	$8

Non-cash investing and financing activities:
Accrued property and equipment purchases	$174	$634
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$28	$177
Issuance of common stock to independent board members	$—	$266
Reclassification of accounts receivable to notes receivable	$284	$—
(11) Subsequent Event
     On May 5, 2009, the Company’s Board of Directors approved a lease termination agreement with the landlord for one of the previously closed Atlanta, Georgia restaurants. The termination fee was approximately $395,000, including commissions. This resulted in a gain of approximately $190,000 which represents the difference between the buyout amount and the remaining lease reserve for this location. This gain will be reflected as a credit in Asset impairment and estimated lease termination and other closing costs in our consolidated statement of operations. The net impact on earnings per share will be approximately $0.01 per diluted share.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of March 29, 2009, there were 174 Famous Dave’s restaurants operating in 37 states, including 47 company-owned restaurants and 127 franchise-operated restaurants. An additional 96 franchise restaurants were in various stages of development as of March 29, 2009.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. This fiscal year, which ends on January 3, 2010 (fiscal 2009) consists of 53 weeks while the fiscal year ending December 28, 2008 (fiscal 2008) consisted of a 52 weeks.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure the territory consists of a non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. These services include, but are not limited to, conducting market and trade area analysis, hosting a meeting with the potential franchise partner and the Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our obligations. Costs and expenses associated with these services are included in general and administrative expense. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. During a time when financing is difficult to obtain, we suspended our franchisees’ development schedule requirements in 2009 and 2010. Additionally, we eliminated the extension fees that were required to be paid by a franchisee in order to retain their territory. At the same time, we announced an incentive program to encourage growth where it makes sense. Any of our franchisees who choose to build in 2009 or 2010 will receive a reduced royalty rate for 12 months from date of opening. Our measure of comparable sales represent net sales for restaurants open year-round for at least 24 months.
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
     The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Food and beverage costs (1)	30.0%	30.6%
Labor and benefits (1)	31.8%	31.4%
Operating expenses (1)	25.8%	25.6%
Depreciation & amortization (restaurant level) (1)	4.0%	4.6%
Depreciation & amortization (corporate level) (2)	0.4%	0.3%
General and administrative (2)	12.7%	13.8%
Asset impairment and estimated lease termination and other closing costs (1)	0.4%	0.0%
Pre-opening expenses & net gain on disposal(1)	0.0%	0.9%

Total costs and expenses (2)	92.8%	94.8%
Income from operations (2)	7.2%	5.2%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 28, 2008.
     Total Revenue
     Total revenue of approximately $33.8 million for the first quarter of fiscal 2009 was approximately flat to revenue of approximately $33.7 million for the comparable quarter in fiscal 2008.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Restaurant Sales, net
     Restaurant sales for the first quarter of fiscal 2009 were approximately $29.3 million, essentially flat compared to net sales of approximately $29.2 million for the same period in fiscal 2008. Restaurant sales for the first quarter reflected growth from three restaurants that opened in the fourth quarter of 2008 and weighted average price increases of approximately 3.6%, offset by a comparable sales decrease of 5.5%.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.2 million for the first quarter of fiscal 2009, essentially flat to the comparable period of 2008. Franchise royalty revenue reflected 13 new franchise restaurants and 9 closures since the first quarter of 2008, and was offset by a comparable sales decrease of 6.2%. Five new franchise restaurants opened during the first quarter of fiscal 2009 and one franchise restaurant closed. There were 127 franchise-operated restaurants opened at March 29, 2009 compared to 123 franchise-operated restaurants at March 30, 2008.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2009, the licensing royalty revenue was approximately $92,000 compared to approximately $79,000 for the comparable period of fiscal 2008. During fiscal 2009, as a result of continued growth in our restaurant base and expanded markets, we expect to see licensing revenue increase slightly compared to fiscal 2008 levels.
     Other revenue for the fiscal 2009 first quarter was approximately $154,000 compared to $107,000 for the comparable prior year quarter. The increase in other revenue is due to the opening of five restaurants during the first quarter of 2009 compared to only three restaurants that opened during the first quarter of 2008. The amount of other revenue is expected to remain essentially flat for fiscal 2009 based on the level of opening assistance we may be required to provide during the remaining franchised openings for fiscal 2009.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2009 decreased 5.5%, compared to fiscal 2008’s first quarter increase of 3.6%. At the end of the first quarter of fiscal 2009 and the first quarter of fiscal 2008, there were 39 and 36 restaurants, respectively, included in this base. The industry wide declining trend in sales reflects the state of the economy and, although we are seeing some hints of improvement, we do not expect a fast recovery. We continue to see softness in all three of our revenue levers — dine-in, to-go and catering, and we are still experiencing significant declines in corporate caterings, as businesses continue to hold back on entertainment budgets.
     Same store net sales for franchise-operated restaurants for the first quarter of fiscal 2009 decreased approximately 6.2%, compared to a decrease of approximately 3.3% for the prior year comparable period. For the first quarter of 2009 and the first quarter of 2008, there were 92 and 77 restaurants, respectively, included in the franchise-operated comparable sales base. The decline in franchise comparable sales for the 2009 year-to-date period reflects the continuation of economic challenges being faced in certain franchise markets. Restaurants in five states accounted for over 50% of the decline in franchise comparable sales.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2009 and fiscal 2008:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Average Weekly Net Sales (AWS):
Company-Owned	$47,939	$50,512
Full-Service	$50,185	$52,844
Counter-Service	$32,595	$35,534

Franchise-Operated	$54,660	$55,684

AWS 2005 and Post 2005: (1)
Company-Owned	$59,030	$68,065
Franchise-Operated	$60,836	$63,297
AWS Pre-2005: (1)
Company-Owned	$44,137	$46,349
Franchise-Operated	$46,272	$47,012

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the post-fiscal 2005, timeframes.

Operating Weeks:
Company-Owned	611	579
Franchise-Operated	1,594	1,538
     Catering and “TO GO” accounted for approximately 27.3% of 2009’s first quarter net sales compared with approximately 29.2% for the first quarter of 2008, with the decline in the percentage year-over-year reflecting the continued decline in corporate catering orders from 2008 that were either not repeated in 2009, or were scaled back considerably. We have several initiatives regarding catering and continue to invest in this important extension of our business. Recently we hired a catering director who will now oversee catering strategies across all our company-owned markets and will travel to franchise markets to assist them with their off-premise opportunities. Also, with our focus on the upcoming graduation catering season, and knowing that the consumer is more cost conscious than ever, we have intensified our messaging around value, our willingness to work with any budget, and our ability and skill at being the ‘last minute catering expert’. Additionally, we have developed a new catering menu highlighting a variety of value-oriented items.
     Food and Beverage Costs
     Food and beverage costs for the first three months of fiscal 2009 were approximately $8.8 million or 30.0% of net restaurant sales, compared to approximately $8.9 million or 30.6% of net restaurant sales for the first three months of fiscal 2008. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.4% and 9.5% for the first quarter of fiscal years 2009 and 2008, respectively.
     Our pork contract, which extends through December 2009, resulted in a 2.0% price decrease from fiscal 2008. Our poultry contract has been locked in through September of 2009 at a price decrease of approximately 6% from 2008’s price and we are projecting an annual savings of approximately 6%. Our brisket contract is firm through May of 2009 and we are watching the market closely for opportunistic buys while exploring

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
various brisket options at similar prices to prior year. We currently anticipate an average price increase of 9.3% in our hamburger prices from our two suppliers. Both suppliers are on contract through August. With regard to other food and beverage categories, although we have had to absorb increases in certain items such as salmon, corn and beans, we’ve realized savings in others, such as oil, sauces and seasonings. Additionally, we have experienced favorable freight costs in the first quarter of 2009 due to reduced diesel fuel prices. We continue to watch the markets closely and have seen the benefit this year of being flexible through negotiating shorter-term contracts. Additionally, we have made progress in to identifying secondary suppliers and expect that expanding our supply chain will result in further protection and ensure a more fair and competitive pricing environment.
     We have completed phase one of our food cost management system, consisting of implementation of the system in each of our company-owned restaurants. While our restaurant operators continue to learn how to best use this tool, we will be moving into the second phase, which consists of validation of recipes and establishing an ideal food cost at the restaurant unit level. This system will provide our operations team with an ideal food cost as well as insight into pricing, product mix, and waste issues.
     As a result of all of these initiatives, for the full fiscal 2009 timeframe, we anticipate a 50 to 60 basis point decrease in our food costs as a percent of sales year over year.
     Labor and Benefits Costs
     Labor and benefits costs for the three months ended March 29, 2009 were approximately $9.3 million or 31.8% of net restaurant sales, compared to approximately $9.2 million or 31.4% of net restaurant sales for the three months ended March 30, 2008. Although we reduced our labor matrices in early 2009, we still saw an increase in labor and benefits costs year-over-year, predominantly due to higher health insurance claims and insurance reserve adjustments, which caused an unfavorable 80 basis point impact in comparison to the first quarter of 2008. For the remainder of 2009, we expect labor and benefit costs as a percent of sales, to be approximately 40-50 basis points lower as compared to 2008 due to expected labor efficiencies from changes to our labor matrix, and the normalization of the three restaurants that opened in late 2008, partially offset by the expected continuation of increases in medical claims costs.
     Operating Expenses
     Operating expenses for the first quarter of fiscal 2009 were approximately $7.6 million or 25.8% of net restaurant sales, compared to operating expenses of approximately $7.5 million or 25.6% of net restaurant sales for the first quarter of fiscal 2008. The increase in restaurant level operating expenses as a percentage of net restaurant sales for the first quarter of fiscal 2009 reflecting a de-leverage of sales and higher occupancy costs. Additionally, repairs and maintenance costs increased year over year due to storm damage and other losses at certain of our restaurants, which were below our insurance deductible in order to qualify for submission of a claim. These increases were partially offset by reduced utility costs and lower advertising expense. Advertising expense in 2009 is still expected to be approximately 3.5% of net sales, including 0.5% contribution to the National Ad Fund. For fiscal 2009, operating expenses as a percentage of net sales is expected to be approximately 20 — 30 basis points lower than 2008’s percentage as a result of lower utility costs somewhat offset by higher repairs and maintenance expense.
     Depreciation and Amortization
     Depreciation and amortization expense for the first quarter of 2009 was approximately $1.3 million or 3.9% of total revenue, compared to the first quarter of 2008 at approximately $1.5 million or 4.3% of total revenue. During fiscal 2009, depreciation and amortization is expected to decrease by approximately 10 basis points compared to fiscal 2008 reflecting the impairments recorded during the last half of 2008.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening which will vary based on lease terms. During the first quarter of 2009, we had no pre-opening expenses and had approximately $254,000 of pre-opening expenses in the first quarter of 2008. We do not plan to open any company-owned restaurants in fiscal 2009 and therefore do not expect any pre-opening expenses. As previously disclosed, however, we will remain watchful for any real estate opportunities that may present themselves due to other casual dining establishments slowing down their growth.
     General and Administrative Expenses
     General and administrative expenses for the first quarter of 2009 were approximately $4.3 million or 12.7% of total revenue, compared to approximately $4.7 million or 13.8% of total revenue for the first quarter of fiscal 2008. General and administrative expenses as a percent of total revenue, excluding stock-based compensation, were 12.3% for the first quarter of 2009 and 13.0% for the first quarter of 2008. A one-time grant of 25,000 shares was made to the chairman of the board of directors which vests over a one year term. An initial one-time grant of 25,000 shares was made to the new chairperson of our audit committee which vests over a five year term. As a result of a material increase in our stock price since the first quarter of fiscal 2009 earnings were released on April 22, 2009, we are updating our guidance on stock-based compensation expense as follows: Including performance shares for the 2009-2011 program and grants to our board of directors, we are expecting stock-based compensation to be approximately $874,000 in fiscal 2009, as follows (in thousands):

Performance	Restricted	Board of Directors	Unvested Stock
Shares	Stock Units	Shares	Options	Total
$397	$136	$318	$23	$874
     We expect that general and administrative expenses in 2009, as a percentage of revenue, with full accrual for bonus achievement, will be approximately flat to fiscal 2008’s general and administrative expense as a percentage of revenue which included an approximate $200,000 bonus payout for individual achievement for associates below the executive level.
     Interest Expense
     Interest expense was approximately $474,000 or 1.4% of total revenue for the first three months of fiscal 2009, compared to approximately $511,000 or 1.5% of total revenue for the comparable time frame of fiscal 2008. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan. The year over year decrease is due to lower interest rates and a lower line of credit balance compared to the prior year. For fiscal 2009, we expect interest expense to be approximately 20 basis points lower than fiscal 2008 levels due to our strategy of focusing on repayment of our line of credit and lower expected interest rates in fiscal 2009 as compared to fiscal 2008. We had a balance on our line of credit of $15.0 million as of March 29, 2009.
     Interest Income
     Interest income was approximately $34,000 and $58,000 for the first three months of fiscal 2009 and fiscal 2008, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2009 interest income to be essentially flat compared to fiscal 2008.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Provision for Income Taxes
     For the first quarter of 2009, we recorded an estimated provision for income taxes of approximately $680,000 or 34% of income before income taxes, compared to a tax provision of approximately $450,000, or 35% of income before income taxes, for the first quarter of 2008. We estimate a tax provision of 34% of income before income taxes for fiscal 2009.
     Basic and Diluted Net Income Per Common Share
     Net income for the three months ended March 29, 2009 was approximately $1.3 million or $0.15 per basic and diluted share on approximately 9,082,000 weighted average basic shares outstanding and 9,087,000 weighted average diluted shares outstanding. Net income for the three months ended March 30, 2008 was approximately $835,000 or $0.09 per basic and diluted share on approximately 9,611,000 weighted average basic shares outstanding and 9,773,000 weighted average diluted shares outstanding.
Financial Condition, Liquidity and Capital Resources
     During the first quarter of 2009, our balance of unrestricted cash and cash equivalents was approximately $2.0 million, compared to the fiscal 2008 year-end balance of approximately $1.7 million.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.24 at March 29, 2009 and 0.25 at March 30, 2008. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to increased current liabilities from the increase in our line of credit balance as compared to the first quarter of fiscal 2008.
     Net cash provided by operations for the first quarter of 2009 was approximately $3.8 million. Cash provided during the first quarter of fiscal 2009 was primarily from net income of approximately $1.3 million, depreciation and amortization of approximately $1.3 million, an increase in accrued compensation and benefits of $943,000, and a decline in restricted cash of approximately $516,000. These net increases were partially offset by an approximate $1.1 million decrease in accounts payable.
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
     Net cash used for investing activities was approximately $311,000 for the first quarter of fiscal 2009 and $2.3 million for the first quarter of fiscal 2008. During the first quarter of 2009, we used approximately $322,000 on capital expenditures for existing restaurants and for other projects. During the first quarter of 2008, we used approximately $2.4 million for capital expenditures primarily related to the construction of our new restaurants. In fiscal 2009, we expect capital expenditures to be approximately $2.6 million, primarily reflecting continued investments in existing restaurants.
     Net cash used for financing activities was approximately $3.1 million in the first quarter of fiscal 2009 and approximately $764,000 for the first quarter of fiscal 2008. During the first quarter of 2009, we had draws of $2.0 million on our line of credit and had repayments of $5.0 million. In addition we paid $45,000 for the 2008 fourth quarter waiver and amended credit agreement and repaid $102,000 of long-term debt. During the first quarter of 2008, we had draws of $5.5 million on our line of credit and had repayments of $6.0 million. In addition, we repaid approximately $93,000 of debt and repurchased 16,000 of our shares for

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
approximately $156,000, including commissions.
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as either the Federal Funds Rate (0.25% at March 29, 2009) plus 0.5% or Wells Fargo’s prime rate (3.25% at March 29, 2009). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of March 29, 2009, was 0.25%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that pertain to maximum target capital expenditures, cash flow ratios, and adjustment leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the credit agreement).
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At March 29, 2009 we had $15.0 million in borrowings under this Facility, and had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded, workers’ compensation insurance policy and $255,000 in letters of credit for real estate locations, which reduced our borrowing capacity under the Facility as of March 29, 2009.
     We obtained a covenant waiver and amendment to our Facility effective December 28, 2008. The amendment temporarily changes the definition of EBITDA in our existing Facility and specifically carves out certain franchise receivables from EBITDA and the maximum aged royalties receivable calculation due to special circumstances. We paid approximately $45,000 of fees related to the amendment, which were deferred the first quarter of 2009 and will be amortized over the remaining life of the facility. We were in compliance with all covenants as of March 29, 2009.
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility. We expect capital expenditures of approximately $2.6 million in 2009, which will consist of costs related to normal capital expenditures for existing restaurants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Contractual Obligations
     See Notes 6, 7, 8, and 9 to our Consolidated Financial Statements in our Fiscal 2008 Annual Report on Form 10-K for the details of our contractual obligations.
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We must maintain a 1.5 to 1.0 fixed charge coverage ratio each fiscal year under one of our covenants.
     We are also subject to an Adjusted Leverage Ratio covenant and a franchise royalty covenant under our credit facility. Due to the impairment charges and lease termination fees recorded during the third and fourth quarters of fiscal 2008, we were not in compliance with the Adjusted Leverage Ratio covenant under the Facility. We amended our credit agreement to change the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. Additionally, we were also not in compliance with the franchise royalty receivable covenant as of December 28, 2008. After receipt of the waivers, we were in compliance with all covenants under the Facility as of December 28, 2008. We were in compliance with all covenants as of March 29, 2009.
Critical Accounting Policies
     Our significant accounting policies are described in Note One to the consolidated financial statements included in our Annual Report for the year ended December 28, 2008. The accounting policies used in preparing our interim 2009 consolidated financial statements are the same as those described in our Annual Report.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of March 29, 2009 was approximately $11.1 million, including financing lease obligations. All of the outstanding long-term debt, is subject to a fixed interest rate. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
     Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
which helps to control food commodity risks. We have secondary source suppliers for certain items and in 2009 we will make this a key area of focus in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS

10.1	Form of Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and K. Jeffrey Dahlberg.

10.2	Form of Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Lisa A. Kro.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: May 7, 2009	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer Director (Principal Executive Officer)

Dated: May 7, 2009		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)