Form 10-Q
period 2009-06-28
FAMOUS DAVES OF AMERICA INC
filed 2009-08-06
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2009

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
Registrant’s telephone number, including area code (952) 294-1300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rune 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 31, 2009, 9,194,516 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 28, 2009 AND DECEMBER 28, 2008
(in thousands, except share and per share data)

	June 28,
	2009	December 28,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,936	$1,687
Restricted cash	716	1,170
Accounts receivable, net	4,523	4,702
Inventories	2,356	2,281
Deferred tax asset	1,708	1,708
Prepaid expenses and other current assets	1,012	1,689
Current portion of notes receivable	52	54

Total current assets	12,303	13,291

Property, equipment and leasehold improvements, net	55,908	58,129

Other assets:
Notes receivable, less current portion	230	170
Deferred tax asset	989	989
Other assets	682	822

	$70,112	$73,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$14,500	$18,000
Current portion of long-term debt and financing lease obligation	312	441
Accounts payable	4,591	5,208
Accrued compensation and benefits	2,723	2,279
Other current liabilities	4,735	4,132

Total current liabilities	26,861	30,060

Long-term liabilities:
Long-term debt, less current portion	3,680	6,600
Financing lease obligation, less current portion	4,573	4,652
Other liabilities	4,737	5,905

Total liabilities	39,851	47,217

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 9,195,000 and 9,079,000 shares issued and outstanding at June 28, 2009 and December 28, 2008, respectively	92	91
Additional paid-in capital	16,816	16,428
Retained earnings	13,353	9,665

Total shareholders’ equity	30,261	26,184

	$70,112	$73,401

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
JUNE 28, 2009 AND JUNE 29, 2008
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Revenue:
Restaurant sales, net	$31,546	$33,565	$60,837	$62,812
Franchise royalty revenue	4,434	4,661	8,609	8,828
Franchise fee revenue	—	232	75	347
Licensing and other revenue	345	316	591	502

Total revenue	36,325	38,774	70,112	72,489

Costs and expenses:
Food and beverage costs	9,506	10,292	18,284	19,231
Labor and benefits	9,372	9,728	18,683	18,910
Operating expenses	8,182	9,172	15,732	16,665
Depreciation and amortization	1,269	1,268	2,581	2,729
Asset impairment and estimated lease termination and other closing costs	(433)	—	(327)	—
General and administrative expenses	3,975	4,380	8,275	9,033
Pre-opening expenses	—	49	—	303
Net loss on disposal of property	6	12	6	6

Total costs and expenses	31,877	34,901	63,234	66,877

Income from operations	4,448	3,873	6,878	5,612

Other expense:
Loss on early extinguishment of debt	(449)	—	(449)	—
Interest expense	(426)	(463)	(900)	(974)
Interest income	33	41	67	99
Other expense, net	(18)	(29)	(8)	(30)

Total other expense	(860)	(451)	(1,290)	(905)

Income before income taxes	3,588	3,422	5,588	4,707

Income tax expense	(1,220)	(1,150)	(1,900)	(1,600)

Net income	$2,368	$2,272	$3,688	$3,107

Basic net income per common share	$0.26	$0.24	$0.41	$0.32

Diluted net income per common share	$0.26	$0.23	$0.40	$0.32

Weighted average common shares outstanding — basic	9,105,000	9,633,000	9,094,000	9,622,000

Weighted average common shares outstanding — diluted	9,212,000	9,795,000	9,149,000	9,784,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 28, 2009 AND JUNE 29, 2008
(Unaudited)

	Six Months Ended
	June 28,	June 29,
(in thousands)	2009	2008
Cash flows from operating activities
Net income	$3,688	$3,107
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	2,581	2,729
Asset impairment and estimated lease termination and other closing costs	(327)	—
Amortization of deferred financing costs	30	(4)
Loss on early extinguishment of debt	99	—
Inventory reserve	25	—
Net loss on disposal of property	6	6
Deferred income taxes	—	709
Deferred rent	147	258
Stock-based compensation	375	597
Changes in operating assets and liabilities:
Restricted cash	454	889
Accounts receivable, net	94	10
Inventories	(88)	(109)
Prepaid expenses and other current assets	674	377
Deposits	55	(15)
Accounts payable	(879)	(531)
Accrued compensation and benefits	416	(738)
Other current liabilities	(42)	(534)
Long-term deferred compensation	14	(27)

Cash flows provided by operating activities	7,322	6,724

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(466)	(4,418)
Payments received on notes receivable	24	47

Cash flows used for investing activities	(442)	(4,371)

Cash flows from financing activities:
Proceeds from draws on line of credit	5,000	9,500
Payments on line of credit	(8,500)	(12,000)
Payments for debt issuance costs	(45)	(34)
Payments on long-term debt and financing lease obligations	(3,128)	(186)
Proceeds from exercise of stock options	37	—
Tax benefit for equity awards issued	5	—
Repurchase of common stock	—	(156)

Cash flows used for financing activities	(6,631)	(2,876)

Increase (decrease) in cash and cash equivalents	249	(523)

Cash and cash equivalents, beginning of period	1,687	1,538

Cash and cash equivalents, end of period	$1,936	$1,015

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of June 28, 2009, there were 176 restaurants operating in 38 states, including 46 company-owned restaurants and 130 franchise-operated restaurants. An additional 94 franchise restaurants were committed to be developed through signed area development agreements at June 28, 2009.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of June 28, 2009 and December 28, 2008 and for the three and six month periods ended June 28, 2009 and June 29, 2008. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2008 as filed with the SEC.
     Due to the seasonality of our business, revenue and operating results for the three and six months ended June 28, 2009 are not necessarily indicative of the results to be expected for the full year.
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
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months		Six Months
	Ended		Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands, except per-share data)	2009	2008	2009	2008
Net income per common share — basic:
Net income	$2,368	$2,272	$3,688	$3,107
Weighted average shares outstanding	9,105	9,633	9,094	9,622
Net income per common share — basic	$0.26	$0.24	$0.41	$0.32

Net income per common share — diluted:
Net income	$2,368	$2,272	$3,688	$3,107
Weighted average shares outstanding	9,105	9,633	9,094	9,622
Dilutive impact of common stock equivalents outstanding	107	162	55	162

Adjusted weighted average shares outstanding	9,212	9,795	9,149	9,784

Net income per common share — diluted	$0.26	$0.23	$0.40	$0.32

     There were 139,125 and 30,500 options outstanding as of June 28, 2009 and June 29, 2008, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3)	Allowance for Doubtful Accounts
     We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. During fiscal 2008, we established a general bad debt reserve for franchise receivables due to increases in day’s sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $209,000 and $457,000, at June 28, 2009 and December 28, 2008, respectively. The decrease in this balance is due to adjustments to our general reserve. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Account receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends as well as other variables, and annual financial information, which the franchisees are required to submit to us.
(4)	Public Relations and Marketing Development Fund and Restricted Cash
     We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 0.5%, to be used for public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of June 28, 2009 and December 28, 2008. As of June 28, 2009 and December 28, 2008, we had approximately $716,000 and $1.2 million in this fund, respectively.
(5)	Credit Facility
     The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million. The maturity date of the Facility is April 17, 2013.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the higher of the Federal Funds Rate (0.25% at June 28, 2009) plus 0.5% or Wells Fargo’s prime rate (3.25% at June 28, 2009). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of June 28, 2009, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5)	Credit Facility (continued)
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and or adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the agreement).
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At June 28, 2009 we had $14.5 million in borrowings under this Facility. We had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded, workers’ compensation insurance policy, and $255,000 in letters of credit for real estate locations.
     We obtained a covenant waiver and amendment to our Facility effective December 28, 2008. The amendment changed the definition of EBITDA in our existing Facility and specifically carved out certain franchise receivables from EBITDA and the maximum aged royalties receivable calculation under special circumstances. We paid fees of approximately $45,000 related to the amendment, which were deferred during the first quarter of 2009 and will be amortized over the remaining life of the facility. We were in compliance with all covenants as of June 28, 2009.
(6)	Payoff of Notes Payable
     On June 1, 2009, we elected to payoff two notes prior to their expiration, related to our Minnetonka and Woodbury restaurants. Both of these notes had annual interest rates of 10.53% and were due February 2020. A total of approximately $3.3 million was paid to retire these notes early. Included in the debt retirement payment was a pre-payment penalty of approximately $350,000 reflected as a loss on early extinguishment of debt in our consolidated statements of operations. We recorded a non-cash charge of approximately $100,000 to write-off associated deferred financing fees as a result of the early payoff.
(7)	Other Liabilities
     Other liabilities consisted of the following at:

	June 28,	December 28,
(in thousands)	2009	2008
Deferred rent	$4,274	$4,126
Lease termination costs, less current portion	445	1,775
Other liabilities	18	4

	$4,737	$5,905

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the three and six months of fiscal years 2009 and 2008, respectively, as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(in thousands)	2009	2008	2009	2008
Performance Share Programs:
Fiscal 2006 — 2008	$—	$19	$—	$55
Fiscal 2007 — 2009	8	87	16	174
Fiscal 2008 — 2010 (1)	27	86	55	138
Fiscal 2009 — 2011	64	—	128	—

Performance Shares	$99	192	$199	$367

Director Shares	84	66	84	133
Stock Options	20	23	24	62
Restricted Stock Units (1) (2)	34	36	68	35

	$237	$317	$375	$597

(1)
Our former Chief Executive Officer ceased employment on September 11, 2008 at which time we reversed all previous stock-based compensation expenses associated with restricted stock unit previously granted to him.

(2)
On September 11, 2008, we appointed a new Chief Executive Officer and in conjunction with such appointment, we granted our new Chief Executive Officer a 50,000 share restricted stock unit. In addition, on the same date, we granted a 25,000 shares restricted stock unit to our Chief Financial Officer.

     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 338,000 shares of our Company’s common stock remained unreserved and available for issuance at June 28, 2009. The stock options we have issued under the Plans are fully vested as of June 28, 2009 and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, the 1997 Employee Stock Option Plan expired on June 24, 2007, and the 1998 Director Stock Option Plan expired on June 19, 2008. Although incentives are no longer eligible for grant under these plans, each such plan will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     Information regarding our Company’s stock options is summarized below:
     Stock Options

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Outstanding at December 28, 2008	389	$5.59
Exercised	(1)	2.38
Canceled or expired	(9)	5.83

Outstanding at March 29, 2009	379	$5.59
Exercised	(8)	4.98
Canceled or expired	(8)	6.50

Outstanding at June 28, 2009	363	$5.59

Options Exercisable at June 28, 2009	363	$5.59

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
     As of June 28, 2009, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment under Statement of Financial Accounting Standards (“SFAS”) No. 123R. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). Based on our history of approximately 90% attainment of performance share payout, we estimated our attainment rate for the performance share plans in year two and three to be approximately 90%. In the first year of any program, we estimate the attainment rate to be 100%. In accordance with SFAS 123R, we have recorded compensation expense net of the estimated 10% non-attainment rate. In the second quarter of fiscal 2009, there were no changes made to the attainment percentage. We will continue to evaluate the need to adjust the attainment percentage in future periods.
     During the first quarter of fiscal 2009, we issued 26,484 shares out of the 2006-2008 performance share program, representing the achievement of approximately 82.3% of the target payout for this program.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     Recipients elected to forfeit 10,336 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,148 shares. The current status of our performance share programs as of June 28, 2009, is as follows:

			Target No. of
		Target No. of	Performance Shares
	Performance	Performance Shares	(Outstanding at	Maximum No. of
Award Date	Share Program	(Originally Granted)(1)	June 28, 2009)(1)(2)	Performance Shares(2)

02/21/2007	2007 – 2009	96,100	31,800	63,600(3)
12/31/2007	2008 – 2010	78,800	30,400	60,800(3)
12/29/2008	2009 – 2011	280,300(5)	279,300	279,300(4)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal.

(2)	Net of forfeitures due to employee departures.

(3)	Assumes achievement of 150% of the applicable Cumulative EPS Goal and corresponding payout of 200% of the Target number of Performance Shares.

(4)	The maximum pay out on this plan is 100% of the Target number of Performance Shares.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     In addition, on the same date, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. This grant is subject to the same terms and conditions as Mr. O’Donnell’s grant.
     Common Share Repurchases
     On August 6, 2008, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. As of June 28, 2009 we had repurchased 75,412 shares under this program for approximately $680,000 at an average market price per share of $9.00, excluding commissions. There were no repurchases during the six months ended June 28, 2009.
     Board of Directors’ Compensation
     On March 12, 2009, the chairperson of the Audit Committee of our Board of Directors resigned, and a replacement was named to fill her seat on an interim basis as of such date. At the Company’s annual shareholders meeting held May 5, 2009 the interim Audit Committee chairperson was elected along with the other Company directors, to a one-year term on the Board of Directors. Commensurate with her assuming her new position, she was granted 25,000 restricted shares with a grant date fair value of $168,000 on May 5, 2009, which will vest ratably over a period of five years beginning on March 12, 2009, the date on which she assumed her interim role on the Company’s Board of Directors.
     In May 2009, we awarded our independent board members shares of common stock for their service on our board for fiscal 2009. These shares were unrestricted upon issuance, but require repayment of the prorated portion or equivalent value thereof, in cash, in the event that a board member fails to fulfill his or her term of service. In total, 66,000 shares were issued on May 5, 2009, on which date the price of our common stock at the close of market was $6.72. The total compensation cost of approximately $444,000 will be reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2009, and fiscal 2010, and will be recognized over the term of the director’s service from May 2009 to April 2010. In total, compensation expense for the board of directors for the term of their service fulfilled during fiscal 2009 is expected to be $342,000. On May 29, 2009, F. Lane Cardwell, Jr. resigned from the Board of Directors.
     Employee Stock Purchase Plan
     The Company maintains an Employee Stock Purchase Plan (“ESPP”), which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 2,327 and 2,251 shares purchased with a fair value of $6.33 and $6.58 during the second quarter of 2009 and the second quarter of 2008, respectively. For the fiscal quarters ended June 28, 2009 and June 29, 2008 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.
     For the six months ended June 28, 2009 and June 29, 2008, there were approximately 5,395 shares and 3,372 shares purchased, respectively, with a weighted average fair value of $4.56 and $7.86, respectively. For the six months ended June 28, 2009 and June 29, 2008 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2009, we will match 25.0%, and in fiscal 2008, we matched 50.0%, respectively, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $142,000 and $155,000 for the second quarter of fiscal years 2009 and 2008, respectively. The employer match was $22,000 and $46,000 for the second quarter of fiscal years 2009 and 2008, respectively. For the six months ended June 28, 2009 and June 29, 2008, eligible participants contributed approximately $278,000 and $304,000, respectively, to the plan and the Company provided matching funds of approximately $42,000 and $92,000. There were no discretionary contributions to the Plan during the six months of fiscal years 2009 or 2008.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2009, we will match 25%, and in fiscal 2008, we matched 50%, respectively, of the first 4.0% contributed and paid a declared interest rate of 6% in fiscal 2009 and 8% in fiscal 2008, respectively, on balances outstanding. The Board of Directors administers the Plan and could change the rate or any other aspects of the Plan at any time.
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
     For the quarter ended June 28, 2009 and June 29, 2008, eligible participants contributed approximately $19,000 and $31,000 to the Plan, respectively, and the Company provided matching funds and interest of approximately $15,000 and $25,000, respectively. For the six months ended June 28, 2009 and June 29, 2008, eligible participants contributed approximately $33,000 and $63,000, respectively, to the Plan and the Company provided matching funds and interest of approximately $31,000 and $48,000. In accordance with the terms of the Plan, our former Chief Executive Officer took distribution of his balance in the fund during the second quarter of fiscal 2009 in the amount of approximately $11,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)	Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In December 2008, the Company recorded a lease reserve in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, of approximately $2.2 million for three locations in Atlanta, Georgia due to the closure of these locations. This represented the net present value of all lease obligations, net of estimated sublease income which we have estimated to be zero at June 28, 2009 and December 28, 2008.
     During the second quarter, we executed two lease termination agreements with the landlords of two of the previously closed restaurants. The termination fees were approximately $1.0 million, including commissions. This resulted in a gain of approximately $450,000 which represents the difference between the buyout amount and the remaining lease reserve for these locations. This gain was reflected as a credit in asset impairment and estimated lease termination and other closing costs in our consolidated statement of operations.
     During the quarters ended June 28, 2009 and June 29, 2008 the Company did not record any asset impairment charges as described under SFAS No. 144. The Company recorded costs for closed restaurants of $19,000 and $0 for the quarters ended June 28, 2009 and June 29, 2008, respectively, for the Atlanta and West St. Paul restaurants. For the six months ended June 28, 2009 and June 29, 2008 the costs for closed restaurants were approximately $125,000 and $0, respectively.
     Lease termination reserve activity for the second quarter of 2009 was as follows:

		Additions	Deductions
Credits to Costs
	Balance at	Charged to	and Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Reserve for lease termination costs	$2,097	$1	$(1,516)	$582

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11)	Supplemental Cash Flow Information

	Six Months Ended
	June 28,	June 29,
(in thousands)	2009	2008
Cash paid for interest	$892	$888
Cash paid for taxes	$246	$304

Non-cash investing and financing activities:
Accrued property and equipment purchases	$75	$1,189
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$28	$177
Issuance of common stock to independent board members	$322	$266
(12)	Recently Issued Accounting Pronouncements
     In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events which is effective for annual and interim financial periods ending after June 15, 2009. This statement will not result in a significant change in recognition or disclosure of a subsequent event an entity reports. However an entity must disclose the date that the subsequent event was evaluated through whether that is the date the financial statements were issued or the date they were available to be issued. This statement was effective for the Company as of June 28, 2009.
     In June 2009, FASB issued FASB Statement No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 27, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13)	Subsequent Events
     On July 1, 2009, we elected to payoff a promissory note prior to its expiration, related to one of our Richmond, Virginia restaurants. A total of approximately $1.2 million was paid to retire this note early. There was no pre-payment penalty required when this note was retired. We recorded a non-cash charge of approximately $21,000 to write-off deferred financing fees as a result of the early payoff. The note had an annual interest rate of 8.83% and was originally due June 2022.
     On July 31, 2009, we elected to payoff a promissory note prior to its expiration, related to another one of our Richmond, Virginia restaurants. A total of approximately $1.4 million was paid to retire this note early. There was no pre-payment penalty required when this note was retired. We recorded a non-cash charge of approximately $21,000 to write-off deferred financing fees as a result of the early payoff. The note had an annual interest rate of 8.10% and was originally due October 2023.
     The Company evaluated for the occurrence of subsequent events through August 6, 2009, the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events occurred except as noted above.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of June 28, 2009, we had 176 Famous Dave’s restaurants operating in 38 states, including 46 company-owned restaurants and 130 franchise-operated restaurants. We had an additional 94 franchise restaurants were in various stages of development as of June 28, 2009.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. This fiscal year, which ends on January 3, 2010 (fiscal 2009) consists of 53 weeks while the fiscal year ending December 28, 2008 (fiscal 2008) consisted of 52 weeks.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure the territory consists of a non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. These services include, but are not limited to, conducting market and trade area analysis, hosting a meeting with the potential franchise partner and the Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue, when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our obligations. Costs and expenses associated with these services are included in general and administrative expense. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. During a time when financing is difficult to obtain, we suspended our franchisees’ development schedule requirements in 2009 and 2010. Additionally, we eliminated the extension fees that were previously required to be paid by a franchisee in order to retain their territory. At the same time, we announced an incentive program to encourage growth where it makes sense. Any of our franchisees who choose to build in 2009 or 2010 will receive a reduced royalty rate for 12 months from date of opening. Our measure of comparable sales represent net sales for restaurants open year-round for at least 24 months.
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
     The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months		Six Months
	Ended		Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Food and beverage costs (1)	30.1%	30.7%	30.1%	30.6%
Labor and benefits (1)	29.7%	29.0%	30.7%	30.1%
Operating expenses (1)	25.9%	27.3%	25.9%	26.5%
Depreciation & amortization (restaurant level) (1)	3.6%	3.4%	3.8%	4.0%
Depreciation & amortization (corporate level) (2)	0.4%	0.3%	0.4%	0.3%
General and administrative expenses (2)	10.9%	11.3%	11.8%	12.5%
Pre-opening expenses and net loss on disposal of property(1)	—	0.1%	—	0.5%
Asset impairment and estimated lease termination and other closing costs (1)	(1.4%)	—	(0.5%)	—

Total costs and expenses (2)	87.8%	90.0%	90.2%	92.3%

Income from operations (2)	12.2%	10.0%	9.8%	7.7%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted a loss of $13,000 and a loss of $18,000 for the three months ended June 28, 2009 and June 29, 2008, respectively. The Rib Team netted a loss of $28,000 and a loss of $36,000 for the six months ended June 28, 2009 and June 29, 2008, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 28, 2008.
     Total Revenue
     Total revenue of approximately $36.3 million for the second quarter of fiscal 2009 was an approximate 6.0% decrease from revenue of approximately $38.8 million for the comparable quarter in fiscal 2008. For the six months ended June 28, 2009, total revenue of approximately $70.1 million decreased approximately $2.4 million, or 3.3% over revenue of approximately $72.5 million, for the six months ended June 29, 2008. This decrease reflects a 3.1% decrease in company-owned restaurant sales and a 2.5% decrease in franchise royalty revenue.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Restaurant Sales, net
     Restaurant sales for the second quarter of fiscal 2009 were approximately $31.5 million, which decreased 6.0% compared to net sales of approximately $33.6 million for the same period in fiscal 2008. Restaurant sales for the six months ended June 28, 2009 were approximately $60.8 million compared to approximately $62.8 million for the six months ended June 29, 2008, reflecting a 3.1% decrease. Restaurant sales for the second quarter reflected a comparable sales decline of 9.4% partially offset by the annualization of sales from three restaurants that opened in the fourth quarter of 2008 and weighted average price increases of approximately 3.1%. Of the 9.4% comparable sales decline for company-owned restaurants, dine-in represented approximately 5.2% and To-Go represented the remaining 4.2%. While dine-in comparable sales declines were essentially in line with our peers in the casual dining industry, the decline in sales from our off-premise business, representing approximately 32% of our sales for the second quarter created a greater level of disparity for our concept.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.4 million for the second quarter of 2009, compared to $4.7 million, for the same period in 2008. Franchise royalty revenue reflected 12 new franchise restaurants net of 7 closures, including the 3 Atlanta restaurants, since the second quarter of 2008, and a comparable sales decrease of 10.9%. Three new franchise restaurants opened during the second quarter of fiscal 2009, and despite the challenging environment, these new restaurants had average opening weekly sales of approximately $90,000. Franchise-related revenue was approximately $8.7 million for the six months ended June 28, 2009 compared to approximately $9.2 million for the six months ended June 29, 2008, primarily reflecting a year-over-year decrease in royalty revenue of 2.5% for the six month timeframe. There were 130 franchise-operated restaurants opened at June 28, 2009 compared to 125 franchise-operated restaurants at June 29, 2008.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. For the second quarter of fiscal 2009, the licensing royalty revenue was approximately $223,000 compared to approximately $159,000 for the comparable period of fiscal 2008. Licensing royalty revenue was approximately $315,000 for the six months ended June 28, 2009 as compared to $238,000 for the comparable period of fiscal 2008. During fiscal 2009, as a result of continued growth in our restaurant base and expanded markets, we expect to see licensing revenue increase slightly compared to fiscal 2008 levels.
     Other revenue includes opening assistance and training we provide to our franchise partners. Other revenue for the fiscal 2009 second quarter was approximately $123,000 compared to $157,000 for the comparable prior year quarter. Other revenue for the six months ended June 28, 2009 was approximately $276,000 compared to approximately $264,000 for the comparable period of fiscal 2008. The increase in other revenue is due to the opening of eight restaurants during the first six months of 2009 compared to seven restaurants that opened during the first six months of 2008. The amount of other revenue is expected to remain essentially flat for fiscal 2009 based on the level of opening assistance we may be required to provide during the remaining franchised openings for fiscal 2009.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the second quarter of fiscal 2009 decreased 9.4%, which compares to fiscal 2008’s second quarter increase of 1.7%. At the end of the second quarter of fiscal 2009 and the second quarter of fiscal 2008, there were 38 restaurants,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
respectively, included in this base. Same store net sales for company-owned restaurants open at least 24 months for the six months ended June 28, 2009 decreased 7.5%, compared to fiscal 2008’s six months ended June 29, 2008 increase of 2.3%. For the six months ended June 28, 2009 and June 29, 2008, there were 38 and 36 restaurants, respectively, included in the company-owned 24 month comparable sales base. We attribute the sales decline in the second quarter to continued industry-wide pressure related to the general economy, as we suffered declines in all three sales levers: dine-in, to-go, and catering. Additionally, the Easter holiday shift from the first quarter of 2008 to the second quarter of 2009 had an approximate 1.0% negative comparable sales impact.
     Same store net sales for franchise-operated restaurants for the second quarter of fiscal 2009 decreased approximately 10.9%, compared to a decrease of approximately 1.4% for the prior year comparable period. For the second quarter of 2009 and the second quarter of 2008, there were 94 and 85 restaurants, respectively, included in the franchise-operated comparable sales base. The decline in franchise comparable sales for the 2009 year-to-date period reflects the continuation of economic challenges being faced in many franchise markets, as restaurants in seven states accounted for over 54% of the decline in second quarter franchise comparable sales.
     Same store net sales on a 24 month basis for franchise-operated restaurants for the first six months of fiscal 2009 and fiscal 2008 decreased 8.6% and 1.9%, respectively. For the first six months of fiscal 2009 and fiscal 2008, there were 93 and 78 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.
Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the second quarter of fiscal 2009 and fiscal 2008:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Average Weekly Net Sales:
Company-Owned	$52,667	$57,259	$50,278	$53,903
Full-Service	$54,220	$59,649	$52,202	$56,267
Counter-Service	$39,930	$41,725	$35,929	$38,629

Franchise-Operated	$56,441	$61,339	$55,567	$58,537

AWS 2005 and Post 2005: (1)
Company-Owned	$62,359	$73,117	$60,694	$70,658
Franchise-Operated	$62,179	$69,101	$61,528	$66,268

AWS Pre-2005: (1)
Company-Owned	$49,246	$53,295	$46,654	$49,822
Franchise-Operated	$48,225	$52,180	$47,252	$49,578

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the fiscal 2005 and post-fiscal 2005, timeframes.

Operating Weeks:
Company-Owned	598	585	1,209	1,164
Franchise-Operated	1,656	1,587	3,250	3,126

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Catering and “TO GO” accounted for approximately 31.8% of 2009’s second quarter net sales compared with approximately 33.6% for the second quarter of 2008, with the decline in the percentage year-over-year reflecting a reduction in corporate and individual caterings. During the second quarter, we also realized an impact to our To-Go business. As the economy continues to struggle, companies and consumers have become even more conscious of discretionary dollars, and events have been scaled back considerably.
     Food and Beverage Costs
     Food and beverage costs for the second quarter of fiscal 2009 were approximately $9.5 million or 30.1% of net restaurant sales, compared to approximately $10.3 million or 30.7% of net restaurant sales for the second quarter of fiscal 2008. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 8.8% and 8.9% for the second quarter of fiscal years 2009 and 2008, respectively.
     Food and beverage costs for the first six months of fiscal 2009 were approximately $18.3 million or 30.1% of net restaurant sales compared to approximately $19.2 million or 30.6% of net restaurant sales for the comparable period of fiscal 2008.
     Our core proteins make up approximately 50% of our purchases. Pork is approximately 30%, chicken is 10%, brisket is 6%, seafood is 2% and hamburger is 1%. At this time, we continue to benefit from an approximate 2.0% decrease in our pork contract which extends throughout the balance of fiscal 2009. We are currently evaluating our options regarding our pork contract for 2010, and we expect to disclose updated information related to our 2010 pork contract in conjunction with our fiscal third quarter earnings conference call. Our chicken contract has been locked in through December of 2009 at a price decrease of approximately 6.0% from the prior year. We are currently evaluating an option to extend our chicken contract through the first quarter of 2010 at a slight price decrease compared to our current pricing. Our brisket contract is firm through December 2009 at a price decrease of approximately 2.0% compared to the prior year, and we are projecting similar savings for the balance of 2009. Our seafood contracts are firm through December at an average price increase of 7.6% compared to the prior year. This increase is due to product enhancements in our current menu. Due to our supplier adjusting to 2009 market prices we are anticipating an average price increase of 9.0% for hamburger, which is contracted through December. With regard to other food and beverage categories, while we’ve had to absorb increases in certain items such as corn, apples and beans, we’ve realized savings in others, such as sauces and seasonings, as a result of a new supplier, and freight costs due to reduced diesel fuel prices. We continue to watch the markets closely and have seen the benefit this year of being flexible through negotiating shorter-term contracts. Additionally, we have made progress with regards to identifying secondary suppliers that we expect will further protect our supply chain and ensure a more fair and competitive pricing environment. As of today, we are making progress sourcing secondary suppliers for our top 15 most critical items and anticipate having that initiative essentially completed by the end of this fiscal year. Lastly, from a position of looking at any and all areas of opportunity, we continue to investigate ways to optimize distribution for our system.
     We are in the second phase of implementing our food cost management system, which consists of establishing an ideal food cost at the restaurant unit level and mitigating target variances for individual restaurants. We have already gathered great information from this system, which has been providing our operations team with insight into pricing, product mix, and waste issues.
     As a result of all of the initiatives discussed above, we anticipate a 50 to 60 basis point decrease in our food costs for the full fiscal 2009 timeframe as a percent of sales year over year.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Labor and Benefits Costs
     Labor and benefits costs for the second quarter ended June 28, 2009 were approximately $9.4 million or 29.7% of net restaurant sales, compared to approximately $9.7 million or 29.0% of net restaurant sales for the second quarter ended June 29, 2008. Labor and benefits for the six months ended June 28, 2009 were approximately $18.7 million or 30.7% of net restaurant sales, compared to approximately $18.9 million or 30.1% of net restaurant sales for the six months ended June 29, 2008. We have seen dollar savings in labor and benefits costs year-over-year, predominantly due to the reduction in our labor matrix in early 2009. However, labor as a percentage of net restaurant sales was 70 basis points higher than the prior year, reflecting a 180 basis point unfavorable impact due to the reduction in sales. As we look to the balance of 2009, primarily as a result of realized and expected sales de-leveraging, we expect labor and benefits costs as a percentage of sales, to be approximately flat to fiscal 2008’s percentage.
     Operating Expenses
     Operating expenses for the second quarter of fiscal 2009 were approximately $8.2 million or 25.9% of net restaurant sales, compared to operating expenses of approximately $9.2 million or 27.3% of net restaurant sales for the second quarter of fiscal 2008.
     Operating expenses as a percentage of sales for the second quarter of 2009 were 140 basis points lower than prior year, reflecting lower advertising expense due to a reduction of 0.5% for the National Ad Fund, savings in media placement fees, and a shift in the timing of advertising spending. We still expect that advertising expense in 2009 will be approximately 3.5% of net sales, including a 0.5% contribution to the National Ad Fund. Additionally, we saw favorability in utility costs compared to the prior year due to favorable rate and usage declines stemming from cooler average temperatures.
     Operating expenses for the six months ended June 28, 2009 were approximately $15.8 million or 25.9% of net restaurant sales, compared to approximately $16.7 million or 26.5% of net restaurant sales for the six months ended June 29, 2008. The decrease in restaurant level operating expenses as a percentage of net restaurant sales for the 2009 year-to-date period is primarily due to lower utilities and lower advertising costs. Primarily as a result of realized and expected sales de-leverage, operating expenses as a percentage of net sales for fiscal 2009 are now expected to be approximately 50 to 60 basis points higher than 2008’s percentage.
     Depreciation and Amortization
     Depreciation and amortization expense for the second quarter of 2009 was approximately $1.3 million or 3.5% of total revenue, compared to the second quarter of 2008 at approximately $1.3 million or 3.3% of total revenue. Depreciation and amortization expense was flat to the second quarter of 2008, reflecting the impairments recorded during the last half of 2008 and the closure of the West St. Paul restaurant in March 2009, essentially offset by the 3 new restaurants added in the fourth quarter of 2008. Depreciation and amortization expense for the six months ended June 28, 2009 and June 29, 2008 was approximately $2.6 million and $2.7 million, respectively, and was 3.7% and 3.8% respectively, of total revenue. During fiscal 2009, depreciation and amortization as a percent of total revenue is expected be flat to fiscal 2008.
     Asset Impairment and Estimated Lease Termination and Other Closing Costs
     During the second quarter, the company terminated two of its Atlanta, Georgia leases for a total of approximately $1.0 million, resulting in the recapture of the lease termination reserve of approximately $453,000 partially offset by approximately $20,000 of expenses paid for closed restaurants including West St. Paul and the Atlanta restaurants. We continue negotiations to buy out the lease for the third and final property in Atlanta.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening which will vary based on lease terms. During the second quarter of 2009, we had no pre-opening expenses and had approximately $49,000 of pre-opening expenses in the second quarter of 2008. We did not have any pre-opening expenses for the six months ended June 28, 2009 and had $303,000 for the six months ended June 29, 2008. We do not plan to open any company-owned restaurants in fiscal 2009 and therefore do not expect any pre-opening expenses. As previously disclosed, however, for the rest of 2009, and as we look to 2010, we will remain watchful and open to any opportunities that make sense.
     General and Administrative Expenses
     General and administrative expenses for the second quarter of 2009 were approximately $4.0 million or 10.9% of total revenue, compared to approximately $4.4 million or 11.3% of total revenue for the second quarter of fiscal 2008. The percentage for 2009 reflects a 70 basis point impact from reduced revenue year over year. General and administrative expenses as a percent of total revenue, excluding stock-based compensation, were 10.3% for the second quarter of 2009 and 10.5% for the second quarter of 2008.
     General and administrative expenses for the first six months of fiscal 2009 were approximately $8.3 million or 11.8% of total revenue compared to approximately $9.0 million or 12.5% of total revenue for the first six months of fiscal 2008. General and administrative expenses, excluding stock-based compensation expense, as a percentage of total revenue was 11.3% and 11.6%, for the year-to-date periods of 2009 and 2008, respectively. Including performance shares for the 2009-2011 program and grants to our board of directors, we are expecting stock-based compensation to be approximately $900,000 in fiscal 2009, as follows (in thousands):

Performance	Restricted	Board of Directors
Shares	Stock Units	Shares	Stock Options	Total
$397	$136	$342	$25	$900
     We continue to remain vigilant in our spend of general administrative expenses. We expect that general and administrative expenses in 2009, as a percentage of revenue, with full accrual for bonus achievement, will be approximately 10 basis points higher to fiscal 2008’s general and administrative expense as a percentage of revenue which included an approximate $200,000 bonus payout for individual achievement for associates below the executive level.
     Loss on Early Extinguishment of Debt
     During the quarter, we elected to retire early two notes for our Minnetonka and Woodbury, Minnesota restaurants. Total cash paid for the early extinguishment of debt was $3.3 million, including a pre-payment penalty of $350,000. Additionally, as a result of this transaction, we wrote off approximately $100,000 of deferred financing fees which is also included in the loss on early extinguishment of debt. Subsequent to quarter end, we also retired the debt on one of our restaurants in Virginia for approximately $1.2 million and paid off another $1.4 million note on another restaurant on July 31, 2009. The Company expects the third note will be retired by the end of the fiscal year. These last two, and expected third, early debt repayments had no pre-payment penalties but will require the write-off of approximately $60,000 of deferred financing costs during the remainder of the fiscal year. As of July 31st, the Company will have paid down a net total of approximately $8.3 million of debt since the end of fiscal 2008, representing more than 28% of its outstanding debt.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Interest Expense
     Interest expense was approximately $426,000 or 1.2% of total revenue for the second quarter of fiscal 2009, compared to approximately $463,000 or 1.2% of total revenue for the comparable time frame of fiscal 2008. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan. We benefited from lower interest rates year over year. For the remainder of fiscal 2009, we expect to have approximately $420,000 lower interest expense due to our early debt repayments and additional savings due to lower average revolver balances and interest rate decreases year over year. The total expected pay down of long-term debt in fiscal 2009 should result in approximately $610,000 of interest savings for fiscal 2010 alone, but approximately $4.3 million in total over the original term of the debt.
     Interest expense was approximately $900,000 or 1.3% of total revenue for the first six months of fiscal 2009 and approximately $974,000 or 1.3% of total revenue for the first six months of fiscal 2008. For fiscal 2009, we expect interest expense to be approximately 30 basis points lower than fiscal 2008 levels due to our early debt repayments and additional savings due to lower revolver balances year over year. We had a balance on our line of credit of $14.5 million as of June 28, 2009.
     Interest Income
     Interest income was approximately $33,000 and $41,000 for the second quarter of fiscal 2009 and fiscal 2008, respectively. Interest income was approximately $67,000 and $99,000 for the first six months of fiscal 2009 and fiscal 2008, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. The decrease in interest income is due to lower interest being paid on our cash deposits and lower balance in our cash accounts due to paying down debt. We expect fiscal 2009 interest income to be lower compared to fiscal 2008.
     Provision for Income Taxes
     For the second quarter of 2009, we recorded an estimated provision for income taxes of approximately $1.2 million, or 34.0% of income before income taxes, compared to a tax provision of approximately $1.2 million, or 33.6% of income before income taxes, for the second quarter of 2008. For the six months ended June 28, 2009, our tax provision was approximately $1.9 million, or 34.0% of income before income taxes, compared to the prior year comparable period of approximately $1.6 million, or 34.0% of income before income taxes. We estimate a tax provision of 34.0% for fiscal 2009.
     Basic and Diluted Net Income Per Common Share
     Net income for the three months ended June 28, 2009 was approximately $2.4 million or $0.26 per basic and diluted share on approximately 9,105,000 weighted average basic shares outstanding and 9,212,000 weighted average diluted shares outstanding. Net income for the three months ended June 29, 2008 was approximately $2.3 million or $0.24 per basic and $0.23 per diluted share on approximately 9,633,000 weighted average basic shares outstanding and 9,795,000 weighted average diluted shares outstanding, respectively.
     Net income for the six months ended June 29, 2008 was approximately $3.7 million or $0.41 per basic and $0.40 per diluted share on approximately 9,094,000 weighted average basic shares outstanding and approximately 9,149,000 weighted average diluted shares outstanding, respectively. Net income for the six months ended June 29, 2008 was approximately $3.1 million or $0.32 per basic and diluted share on approximately 9,622,000 weighted average basic shares outstanding and approximately 9,784,000 weighted average diluted shares outstanding, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Financial Condition, Liquidity and Capital Resources
     During the second quarter of 2009, our balance of unrestricted cash and cash equivalents was approximately $1.9 million, compared to the fiscal 2008 year-end balance of approximately $1.7 million.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.23 at June 28, 2009 and 0.27 at June 29, 2008. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to increased current liabilities from the increase in our line of credit balance as compared to the second quarter of fiscal 2008.
Net cash provided by operating activities for the six months ended June 28, 2009 was approximately $7.3 million. Cash provided by operating activities was primarily from net income of approximately $3.7 million, depreciation and amortization of approximately $2.6 million, a decline in prepaid expenses and other current assets of $674,000 a decline in restricted cash of approximately $454,000, and an increase in accrued compensation and benefits of $416,000. These net increases were partially offset by an approximate $879,000 decrease in accounts payable.
     Net cash provided by operating activities for the six months ended June 29, 2008 was approximately $6.7 million. Cash provided by operating activities was primarily from net income of approximately $3.1 million, depreciation and amortization of approximately $2.7 million, a decline in restricted cash of approximately $889,000 and a decrease in deferred income taxes of approximately $709,000. In addition, there were increases in stock based compensation of approximately $597,000. These net increases to cash flows were partially offset by an approximate $738,000 decrease in accrued compensation and benefits, a $531,000 decrease in accounts payable, and a $534,000 decrease in other current liabilities.
     Net cash used for investing activities was approximately $442,000 for the six months ended June 28, 2009 and $4.4 million for the six months ended June 29, 2008. During the first half of 2009, we used approximately $466,000 on capital expenditures for existing restaurants and for other projects. During the six months ended June 29, 2008, we used approximately $4.4 million for capital expenditures primarily related to the construction of our new restaurants. In fiscal 2009, we expect capital expenditures to be approximately $2.6 million, primarily reflecting continued investments in existing restaurants.
     Net cash used for financing activities was approximately $6.6 million during the six months ended June 28, 2009 and approximately $2.9 million for the six months ended June 29, 2008. During the six months ended June 28, 2009, we had draws of $5.0 million on our line of credit and had repayments of $8.5 million. In addition, we paid $45,000 for the 2008 fourth quarter waiver and amended credit agreement and repaid $3.1 million of long-term debt. During the six months ended June 29, 2008, we had draws of $9.5 million on our line of credit and had repayments of $12.0 million. In addition, we repaid approximately $186,000 of debt and repurchased 16,000 of our shares for approximately $156,000, including commissions.
     The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million. The maturity date of the Facility is April 17, 2013.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the higher of the Federal Funds Rate (0.25% at June 28, 2009) plus 0.5% or Wells Fargo’s prime rate (3.25% at June 28, 2009). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will equal to 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of June 28, 2009, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 million and $50.0 million.
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
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At June 28, 2009 we had $14.5 million in borrowings under this Facility, and had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded, workers’ compensation insurance policy and $255,000 in letters of credit for real estate locations.
     We obtained a covenant waiver and amendment to our Facility effective December 28, 2008. The amendment changed the definition of EBITDA in our existing Facility and specifically carved out certain franchise receivables from EBITDA and the maximum aged royalties receivable calculation under special circumstances. We paid approximately $45,000 of fees related to the amendment, which were deferred the first quarter of 2009 and will be amortized over the remaining life of the facility. We were in compliance with all covenants as of June 28, 2009.
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
     We are also subject to an Adjusted Leverage Ratio covenant and a franchise royalty covenant under our credit facility. Due to the impairment charges and lease termination fees recorded during the third and fourth quarters of fiscal 2008, we were not in compliance with the Adjusted Leverage Ratio covenant under the Facility. We amended our credit agreement to change the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. Additionally, we were also not in compliance with the franchise royalty receivable covenant as of December 28, 2008. After

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
receipt of the waivers, we were in compliance with all covenants under the Facility as of December 28, 2008. We were in compliance with all covenants as of June 28, 2009.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
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
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of June 28, 2009 was approximately $8.3 million, including financing lease obligations. All of the outstanding long-term debt, is subject to a fixed interest rate. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
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

Item 4.	SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Shareholders was held on May 5, 2009. The proposals submitted to our shareholders and the results of voting on such proposals were noted below:
Proposal 1:
Election of Directors: The following persons were elected as directors for a one-year term expiring at the Annual Meeting of Shareholders to be held in fiscal 2010.

	Affirmative Votes	Authority Withheld
F. Lane Cardwell, Jr.	6,806,177	1,412,303
K. Jeffrey Dahlberg	6,612,850	1,605,630
Lisa A. Kro	6,672,225	1,546,255
Christopher O’Donnell	6,852,977	1,365,503
Richard L. Monfort	6,666,350	1,552,130
Dean A. Riesen	6,810,408	1,408,072
Proposal 2:
Ratification of Independent Registered Certified Public Accounting Firm: The selection of Grant Thornton, LLP as our independent registered certified public accounting firm for fiscal year ending January 3, 2010 was ratified. The voting results were as follows:

Affirmative Votes	Votes Against	Votes Abstained
7,141,638	34,367	1,042,475

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: August 6, 2009	By:	/s/ Christopher O’ Donnell
Christopher O’ Donnell
President and Chief Executive Officer Director (Principal Executive Officer)

Dated: August 6, 2009		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)