Form 10-Q
period 2009-09-27
FAMOUS DAVES OF AMERICA INC
filed 2009-11-05
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2009, 9,224,516 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

Page
PART I FINANCIAL INFORMATION

Item 1 Consolidated Financial Statements

Consolidated Balance Sheets As of September 27, 2009 and December 28, 2008	3

Consolidated Statements of Operations For the three and nine months ended September 27, 2009 and September 28, 2008	4

Consolidated Statements of Cash Flows For the nine months ended September 27, 2009 and September 28, 2008	5

Notes to Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 Controls and Procedures	28

PART II OTHER INFORMATION

Item 1 Legal Proceedings	28

Item 6 Exhibits	29

SIGNATURES

CERTIFICATIONS
EX-10.1
EX-31.1
EX-31.2
EX-32.1

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2009 AND DECEMBER 28, 2008
(in thousands, except share and per share data)

	September 27,	December 28,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,629	$1,687
Restricted cash	662	1,170
Accounts receivable, net	4,178	4,702
Inventories	2,317	2,281
Deferred tax asset	1,627	1,708
Prepaid expenses and other current assets	1,964	1,689
Current portion of notes receivable	53	54

Total current assets	12,430	13,291

Property, equipment and leasehold improvements, net	55,047	58,129

Other assets:
Notes receivable, less current portion	134	170
Deferred tax asset	1,159	989
Other assets	585	822

	$69,355	$73,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of credit	$13,000	$18,000
Current portion of long-term debt and financing lease obligation	212	441
Accounts payable	4,389	5,208
Accrued compensation and benefits	3,755	2,279
Other current liabilities	5,751	4,132

Total current liabilities	27,107	30,060

Long-term liabilities:
Long-term debt, less current portion	1,173	6,600
Financing lease obligation, less current portion	4,532	4,652
Other liabilities	4,731	5,905

Total liabilities	37,543	47,217

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 9,195,000 and 9,079,000 shares issued and outstanding at September 27, 2009 and December 28, 2008, respectively	92	91
Additional paid-in capital	17,128	16,428
Retained earnings	14,592	9,665

Total shareholders’ equity	31,812	26,184

	$69,355	$73,401

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Revenue:
Restaurant sales, net	$28,763	$30,407	$89,600	$93,219
Franchise royalty revenue	4,242	4,366	12,851	13,194
Franchise fee revenue	80	110	155	457
Licensing and other revenue	220	205	811	707

Total revenue	33,305	35,088	103,417	107,577

Costs and expenses:
Food and beverage costs	8,762	9,523	27,046	28,754
Labor and benefits	9,174	9,816	27,857	28,726
Operating expenses	7,760	7,497	23,492	24,162
Depreciation and amortization	1,253	1,397	3,834	4,126
Asset impairment and estimated lease termination and other closing costs	446	3,879	119	3,879
General and administrative expenses	3,701	3,337	11,976	12,370
Pre-opening expenses	—	333	—	636
Net loss on disposal of property	7	10	13	16

Total costs and expenses	31,103	35,792	94,337	102,669

Income (loss) from operations	2,202	(704)	9,080	4,908

Other expense:
Loss on early extinguishment of debt	(40)	—	(489)	—
Interest expense	(277)	(504)	(1,177)	(1,478)
Interest income	26	73	93	172
Other income (expense), net	7	(3)	(1)	(33)

Total other expense	(284)	(434)	(1,574)	(1,339)

Income (loss) before income taxes	1,918	(1,138)	7,506	3,569

Income tax (expense) benefit	(679)	375	(2,579)	(1,225)

Net income (loss)	$1,239	$(763)	$4,927	$2,344

Basic net income (loss) per common share	$0.14	$(0.08)	$0.54	$0.25

Diluted net income (loss) per common share	$0.13	$(0.08)	$0.54	$0.24

Weighted average common shares outstanding — basic	9,124,000	9,304,000	9,104,000	9,516,000

Weighted average common shares outstanding — diluted	9,254,000	9,304,000	9,184,000	9,671,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008
(Unaudited)

	Nine Months Ended
	September 27,	September 28,
(in thousands)	2009	2008
Cash flows from operating activities
Net income	$4,927	$2,344
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	3,834	4,126
Asset impairment and estimated lease termination and other closing costs	119	3,879
Amortization of deferred financing costs	47	9
Loss on early extinguishment of debt	139	—
Inventory reserve	25	—
Net loss on disposal of property	13	16
Deferred income taxes	(89)	88
Deferred rent	207	12
Stock-based compensation	610	698
Changes in operating assets and liabilities:
Restricted cash	508	909
Accounts receivable, net	521	370
Inventories	(49)	(179)
Prepaid expenses and other current assets	(279)	(733)
Deposits	95	—
Accounts payable	(1,279)	(311)
Accrued compensation and benefits	1,448	(331)
Other current liabilities	868	(529)
Long-term deferred compensation	19	(16)

Cash flows provided by operating activities	11,684	10,352

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,076)	(8,105)
Payments received on notes receivable	37	59

Cash flows used for investing activities	(1,039)	(8,046)

Cash flows from financing activities:
Proceeds from draws on line of credit	6,000	19,500
Payments on line of credit	(11,000)	(16,500)
Payments for debt issuance costs	(45)	(34)
Payments on long-term debt and financing lease obligations	(5,776)	(283)
Proceeds from exercise of stock options	37	26
Tax benefit for equity awards issued	81	10
Repurchase of common stock	—	(5,072)

Cash flows used for financing activities	(10,703)	(2,353)

Decrease in cash and cash equivalents	(58)	(47)

Cash and cash equivalents, beginning of period	1,687	1,538

Cash and cash equivalents, end of period	$1,629	$1,491

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of September 27, 2009, there were 177 restaurants operating in 38 states, including 46 company-owned restaurants and 131 franchise-operated restaurants. An additional 93 franchise restaurants were committed to be developed through signed area development agreements at September 27, 2009.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of September 27, 2009 and December 28, 2008 and for the three and nine month periods ended September 27, 2009 and September 28, 2008. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2008 as filed with the SEC.
     Due to the seasonality of our business, revenue and operating results for the three and nine months ended September 27, 2009 are not necessarily indicative of the results to be expected for the full year.
     Reclassifications — Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
(2) Net Income (Loss) Per Common Share
     Basic net income (loss) per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.
     Following is a reconciliation of basic and diluted net income (loss) per common share:

	Three Months		Nine Months
	Ended		Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands, except per-share data)	2009	2008	2009	2008
Net income (loss) per common share — basic:
Net income (loss)	$1,239	$(763)	$4,927	$2,344
Weighted average shares outstanding	9,124	9,304	9,104	9,516
Net income (loss) per common share — basic	$0.14	$(0.08)	$0.54	$0.25

Net income (loss) per common share — diluted:
Net income (loss)	$1,239	$(763)	$4,927	$2,344
Weighted average shares outstanding	9,124	9,304	9,104	9,516
Dilutive impact of common stock equivalents outstanding	130	—	80	155

Adjusted weighted average shares outstanding	9,254	9,304	9,184	9,671

Net income (loss) per common share — diluted	$0.13	$(0.08)	$0.54	$0.24

     There were 189,125 and 50,500 options outstanding as of September 27, 2009 and September 28, 2008, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Allowance for Doubtful Accounts
     We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in day’s sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $306,000 and $457,000, at September 27, 2009 and December 28, 2008, respectively. The decrease in this balance is due to adjustments to our general reserve. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Account receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, and annual financial information, which the franchisees are required to submit to us, as well as other variables.
(4) Public Relations and Marketing Development Fund and Restricted Cash
     We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 0.5%, to be used for public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of September 27, 2009 and December 28, 2008. As of September 27, 2009 and December 28, 2008, we had approximately $662,000 and $1.2 million in this fund, respectively.
(5) Credit Facility
     The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million. The maturity date of the Facility is May 1, 2013.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the higher of the Federal Funds Rate (0.25% at September 27, 2009) plus 0.5% or Wells Fargo’s prime rate (3.25% at September 27, 2009). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of September 27, 2009, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.

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
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At September 27, 2009 we had $13.0 million in borrowings under this Facility. We had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded workers’ compensation insurance policy, and $255,000 in letters of credit for real estate locations.
     We obtained a covenant waiver and amendment to our Facility effective December 28, 2008. The amendment changed the definition of EBITDA in our existing Facility and specifically carved out certain franchise receivables from EBITDA and the maximum aged royalties receivable calculation under special circumstances. We paid fees of approximately $45,000 related to the amendment, which were deferred during the first quarter of 2009 and will be amortized over the remaining life of the facility. We were in compliance with all covenants as of September 27, 2009.
(6) Notes Payable
     On June 1, 2009, we elected to repay two notes prior to their expiration, related to our Minnetonka, Minnesota and Woodbury, Minnesota restaurants. Both of these notes had annual interest rates of 10.53% and were due February 2020. A total of approximately $3.3 million was paid to retire these notes early. Included in the debt retirement payment was a pre-payment penalty of approximately $350,000 reflected as a loss on early extinguishment of debt in our consolidated statements of operations. We recorded a non-cash charge of approximately $100,000 to write-off associated deferred financing fees as a result of the early repayment.
     On July 1, 2009 and July 31, 2009, we elected to repay two notes prior to their expiration, related to our Richmond, Virginia and Glen Allen, Virginia restaurants. These notes had annual interest rates ranging from 8.10% to 8.83% and were due in October of fiscal 2023 and June of fiscal 2022, respectively. A total of approximately $2.6 million was paid to retire these notes early. There were no pre-payment penalties for these notes. We recorded a non-cash charge of approximately $40,000 to write-off deferred financing fees as a result of this early repayment.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Other Liabilities
     Other liabilities at September 27, 2009 and December 28, 2008 consisted of the following:

	September 27,	December 28,
(in thousands)	2009	2008
Deferred rent	$4,334	$4,126
Lease termination costs, less current portion	374	1,775
Other liabilities	23	4

	$4,731	$5,905

(8) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the three and nine months of fiscal years 2009 and 2008, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(in thousands)	2009	2008	2009	2008
Performance Share Programs:
Fiscal 2006 — 2008	$—	$(56)	$—	$(1)
Fiscal 2007 — 2009	(1)	83	14	257
Fiscal 2008 — 2010 (1)	24	29	79	166
Fiscal 2009 — 2011	60	—	188	—

Performance Shares	$83	56	$281	$422

Director Shares	119	66	203	199
Stock Options	—	7	24	70
Restricted Stock Units (1) (2)	34	(29)	102	7

	$236	$100	$610	$698

(1)
Our former Chief Executive Officer ceased employment on September 11, 2008 at which time we reversed all previous stock-based compensation expenses associated with restricted stock units and performance shares also previously granted to him.

(2)
On September 11, 2008, we appointed a new Chief Executive Officer and in conjunction with such appointment, we granted our new Chief Executive Officer a 50,000 share restricted stock unit. In addition, on the same date, we granted a 25,000 share restricted stock unit to our Chief Financial Officer.

     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 353,500 shares of our Company’s common stock remained unreserved and available for issuance at September 27, 2009. The stock options we have issued under the Plans are fully vested as of September 27, 2009 and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, the 1997 Employee Stock Option Plan expired on June 24, 2007, and the 1998 Director Stock Option Plan expired on June 19, 2008. Although incentives are no longer eligible for grant under these plans, each such plan will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     Information regarding our Company’s stock options is summarized below:
     Stock Options

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Outstanding at December 28, 2008	389	$5.59
Exercised	(1)	2.38
Canceled or expired	(9)	5.83

Outstanding at March 29, 2009	379	$5.59
Exercised	(8)	4.98
Canceled or expired	(8)	6.50

Outstanding at June 28, 2009	363	$5.59
Exercised	—	—
Canceled or expired	—	—

Outstanding at September 27, 2009	363	$5.59

Options Exercisable at September 27, 2009	363	$5.59

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
     No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with this program, we recognize as compensation expense the value of these stock grants as they are earned in our consolidated statements of operations throughout the performance period.
     As of September 27, 2009, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment as required under the FASB Standards Codification for Stock Compensation. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). In the third year of any performance share program the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2007- 2009 program, the Company estimates this attainment percentage to be 86.9%. Based on our historical average of approximately 90% attainment of performance share payout, we estimated our attainment rate for the performance share program in year two to be approximately 90%. In the first year of any program, we estimate the attainment

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
rate to be 100%. In accordance with FASB Standards Codification for Stock Compensation, we have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.
     During the first quarter of fiscal 2009, we issued 26,484 shares upon satisfaction of conditions under the 2006-2008 performance share program, representing the achievement of approximately 82.3% of the target payout for this program. Recipients elected to forfeit 10,336 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,148 shares.
     For each of the three programs currently in progress, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. With all of the plans, except the 2009-2011 plan, if the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of Performance Shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” Performance Share amount). The maximum share payout a recipient will be entitled to receive under the 2009 — 2011 plan is 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met.
     The current status of our performance share programs as of September 27, 2009, is as follows:

			Target No. of
		Target No. of	Performance Shares
	Performance	Performance Shares	(Outstanding at	Maximum No. of
Award Date	Share Program	(Originally Granted) (1)	September 27, 2009)(1)(2)	Performance Shares(2)
02/21/2007	2007 - 2009	96,100	31,800	63,600	(3)
12/31/2007	2008 - 2010	78,800	27,500	55,000	(3)
12/29/2008	2009 - 2011	280,300 (5)	269,600	269,600	(4)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal.

(2)	Net of forfeitures due to employee departures.

(3)	Assumes achievement of 150% of the applicable Cumulative EPS Goal and corresponding payout of 200% of the Target number of Performance Shares.

(4)	The maximum number of shares issuable upon satisfaction of conditions under this program is 100% of the Target number of Performance Shares.

(5)
The aggregate Target Number of Performance Shares awarded under this program increased significantly over prior years as a result of one-time grants related to the hiring of several new executives in late 2008 and early 2009, and a significantly lower stock price at the grant date.

          Restricted Stock Units
     On April 21, 2008, Wilson L. Craft commenced employment with the Company serving as its President and Chief Executive Officer. Also on April 21, 2008, and pursuant to the agreement governing Mr. Craft’s employment, the Company granted Mr. Craft 100,000 restricted stock units having an aggregate grant date fair value of $925,000. On September 11, 2008, Mr. Craft resigned as Chief Executive Officer and the grant of restricted stock units was cancelled in its entirety.
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
$454,000. These restricted stock units will vest in three equal installments on the three, four and five year anniversaries of the grant date provided that Mr. O’Donnell remains employed by the Company through the applicable vesting date, and will vest in its entirety upon a “change of control” as defined in the employment agreement. In accordance with the FASB Standards Codification for Stock Compensation, the compensation expense for this grant will be recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations through the applicable service period which expires in the third quarter of fiscal 2013.
     In addition, on the same date, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. This grant is subject to the same terms and conditions as Mr. O’Donnell’s grant.
     Common Share Repurchases
     On August 6, 2008, our Board of Directors authorized a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. As of December 28, 2008 we had repurchased 75,412 shares under this program, for approximately $680,000 at an average market price per share of $9.00, excluding commissions. There were no repurchases during the nine months ended September 27, 2009.
     Board of Directors’ Compensation
     On March 12, 2009, the chairperson of the Audit Committee of our Board of Directors resigned, and a replacement was named to fill her seat on an interim basis as of such date. At the Company’s annual shareholders meeting held May 5, 2009, the interim Audit Committee chairperson was elected along with the other Company directors, to a one-year term on the Board of Directors. Commensurate with her assuming her new position, she was granted 25,000 restricted shares with a grant date fair value of $168,000 on May 5, 2009, which will vest ratably over a period of five years beginning on March 12, 2009, the date on which she assumed her interim role on the Company’s Board of Directors.
     In May 2009, we awarded our independent board members shares of common stock for their service on our board for fiscal 2009. These shares were unrestricted upon issuance, but require repayment of the prorated portion, or equivalent value thereof in cash, in the event that a board member fails to fulfill his or her term of service. In total, 66,000 shares were issued on May 5, 2009, on which date the closing price of our common stock was $6.72. The total compensation cost of approximately $444,000 will be reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2009, and fiscal 2010, and will be recognized over the term of the director’s service from May 2009 to April 2010. In total, compensation expense for the board of directors for the term of their service fulfilled during fiscal 2009 is expected to be $337,000. On May 29, 2009, F. Lane Cardwell, Jr. resigned from the Board of Directors.
     Employee Stock Purchase Plan
     The Company maintains an Employee Stock Purchase Plan (“ESPP”), which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 2,234 and 1,867 shares purchased with a fair value of $5.97 and $5.96 during the third quarter of 2009 and the third quarter of 2008, respectively. For the fiscal quarters ended September 27, 2009 and September 28,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
2008 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.
     For the nine months ended September 27, 2009 and September 28, 2008, there were approximately 7,629 shares and 5,239 shares purchased, respectively, with a weighted average fair value of $4.98 and $7.19, respectively. For the nine months ended September 27, 2009 and September 28, 2008 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.
(9) Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. During fiscal 2009, we will match 25.0%, and during fiscal 2008, we matched 50.0%, respectively, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $121,000 and $139,000 for the third quarter of fiscal years 2009 and 2008, respectively. The employer match was $19,000 and $41,000 for the third quarter of fiscal years 2009 and 2008, respectively. For the nine months ended September 27, 2009 and September 28, 2008, eligible participants contributed approximately $399,000 and $444,000, respectively, to the plan and the Company provided matching funds of approximately $61,000 and $132,000. There were no discretionary contributions to the Plan during the nine months of fiscal years 2009 or 2008.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2009, we will match 25%, and in fiscal 2008, we matched 50%, respectively, of the first 4.0% contributed and paid a declared interest rate of 6% in fiscal 2009 and 8% in fiscal 2008, respectively, on balances outstanding. The Board of Directors administers the Plan and could change the interest rate or any other aspects of the Plan at any time.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Retirement Savings Plans (continued)
     For the quarter ended September 27, 2009 and September 28, 2008, eligible participants contributed approximately $16,000 and $28,000 to the Plan, respectively, and the Company provided matching funds and interest of approximately $15,000 and $22,000, respectively. For the nine months ended September 27, 2009 and September 28, 2008, eligible participants contributed approximately $49,000 and $91,000, respectively, to the Plan and the Company provided matching funds and interest of approximately $46,000 and $70,000. In accordance with the terms of the Plan, our former Chief Executive Officer took distribution of his balance in the fund during the second quarter of fiscal 2009 in the amount of approximately $11,000.
(10) Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In December 2008, the Company recorded a lease reserve as required under the FASB Standards Codification for Exit or Disposal Cost Obligations of approximately $2.2 million in connection with the closure of three locations in Atlanta, Georgia. This represented the net present value of all lease obligations, net of estimated sublease income which were estimated to be zero at September 27, 2009 and December 28, 2008.
     During the second quarter, we executed two lease termination agreements with the landlords of two of the previously closed restaurants. The termination fees were approximately $1.0 million, including commissions. This resulted in a gain of approximately $450,000, which represents the difference between the amount of the termination payments and the remaining lease reserve for these locations. This gain was reflected as a credit to asset impairment and estimated lease termination and other closing costs in our consolidated statement of operations.
     During the third quarter, the Company executed the lease termination for a restaurant that closed in fiscal year 2006, and negotiated a lease termination settlement for a restaurant site where construction had never commenced. These charges were approximately $291,000, including legal fees, which were paid subsequent to the end of the third quarter.
     The Company recorded costs for restaurants previously closed of approximately $26,000 for the period ended September 27, 2009. For the nine months ended September 27, 2009 the costs for restaurants previously closed were approximately $151,000.
     Lease termination reserve activity for the third quarter of 2009 was as follows:
     (in thousands)

		Additions	Deductions
Credits to Costs
	Balance at	Charged to	and Expenses	Balance at
	Beginning of	Costs and	and Other	End of
	Period	Expenses	Accounts	Period
Reserve for lease termination costs	$582	$285	$—	$867
     For the quarters ended September 27, 2009 and September 28, 2008, respectively, the Company recorded asset impairment charges of approximately $129,000 and $3.9 million, respectively, as required under FASB Standards Codification for Property, Plant and Equipment. The asset impairment charge, which was recorded in the third quarter of fiscal 2009, was related to a software product that was replaced with an alternative solution prior to implementation.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Supplemental Cash Flow Information

	Nine Months Ended
	September 27,	September 28,
(in thousands)	2009	2008
Cash paid for interest	$1,192	$1,352
Cash paid for taxes	$321	$405

Non-cash investing and financing activities:
Accrued property and equipment purchases	$158	$346
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$28	$177
Issuance of common stock to independent board members	$322	$266
Deferred tax asset related to tax benefit of stock options exercised	$—	$10
Reverse tax shortfall for equity awards issued	$(76)	$—
(12) Recently Issued Accounting Pronouncements
     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Intepretation No. 46(R), which amends the guidance on the consolidation of variable interest entities for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, this update requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. We are required to adopt this amendment in the first quarter of 2010. We are currently in the process of assessing the impact that the amendment may have on our financial statements, however we do not expect the implementation of this amendment to have a material impact on our financial statements.
(13) Subsequent Events
     On October 1, 2009, we elected to repay a promissory note prior to its expiration, related to one of our Richmond, Virginia restaurants. A total of approximately $1.2 million was paid to retire this note early. There was no pre-payment penalty required. We recorded a non-cash charge of approximately $20,000 to write-off deferred financing fees as a result of the early payoff. The note had an annual interest rate of 8.75% and was originally due August 2022.
     On September 29, 2009, the company named Wallace A. Doolin to its Board of Directors. Upon assuming his new position, he was granted 25,000 restricted shares with a grant date fair value of $150,000, which will vest ratably in annual installments over a period of five years. He was also granted 5,000 shares with a total fair value of $30,000 which will vest over the term of his service from September 2009 until the annual shareholders’ meeting in 2010.
     The Company evaluated for the occurrence of subsequent events through November 5, 2009, the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events occurred except as noted above.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of September 27, 2009, we had 177 Famous Dave’s restaurants operating in 38 states, including 46 company-owned restaurants and 131 franchise-operated restaurants. We had an additional 93 franchise restaurants in various stages of development as of September 27, 2009.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. This fiscal year, which ends on January 3, 2010 (fiscal 2009) consists of 53 weeks while the fiscal year ending December 28, 2008 (fiscal 2008) consisted of 52 weeks.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee to secure a territory consists of a non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. These services include, but are not limited to, conducting market and trade area analysis, hosting a meeting with the potential franchise partner and the Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial franchise fee is typically $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $35,000 is included in deferred franchise fees and is recognized as revenue when a franchisee has secured a site, meaning a lease has been executed or a property purchase agreement has been signed, at which time we have substantially performed all of our obligations. Costs and expenses associated with these services are included in general and administrative expense. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. During a time when financing is difficult to obtain, we suspended our franchisees’ development schedule requirements in 2009 and 2010. Additionally, we eliminated the extension fees that were previously required to be paid by a franchisee in order to retain their territory. At the same time, we announced an incentive program to encourage growth where it makes sense. Any of our franchisees who choose to build in 2009 or 2010 will receive a reduced royalty rate for 12 months from date of opening. Our measure of comparable sales represent net sales for restaurants open year-round for at least 24 months.
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
     The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months		Nine Months
	Ended		Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Food and beverage costs (1)	30.5%	31.3%	30.2%	30.8%
Labor and benefits (1)	31.9%	32.3%	31.1%	30.8%
Operating expenses (1)	27.0%	24.7%	26.2%	25.9%
Depreciation & amortization (restaurant level) (1)	3.9%	4.2%	3.8%	4.0%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%	0.3%
Asset impairment and estimated lease termination and other closing costs (1)	1.6%	12.8%	0.1%	4.2%
General and administrative expenses (2)	11.1%	9.5%	11.6%	11.5%
Pre-opening expenses and net loss on disposal of property(1)	—	1.1%	—	0.7%

Total costs and expenses (2)	93.4%	102.0%	91.2%	95.4%

Income (loss) from operations (2)	6.6%	(2.0%)	8.8%	4.6%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which realized net income of $38,000 and $48,000 for the three months ended September 27, 2009 and September 28, 2008, respectively. The Rib Team realized net income of $10,000 and $12,000 for the nine months ended September 27, 2009 and September 28, 2008, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 28, 2008.
     Total Revenue
     Total revenue of approximately $33.3 million for the third quarter of fiscal 2009 was an approximate 5.1% decrease from revenue of approximately $35.1 million for the comparable quarter in fiscal 2008. For the nine months ended September 27, 2009, total revenue of approximately $103.4 million decreased approximately $4.2 million, or 3.9%, from revenue of approximately $107.6 million for the nine months ended September 28, 2008. This decrease reflects a 3.9% decrease in company-owned restaurant sales and a 2.6% decrease in franchise royalty revenue.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Restaurant Sales, net
     Restaurant sales for the third quarter of fiscal 2009 were approximately $28.8 million, which decreased 5.4% compared to net sales of approximately $30.4 million for the same period in fiscal 2008. Restaurant sales for the nine months ended September 27, 2009 were approximately $89.6 million, compared to approximately $93.2 million for the nine months ended September 28, 2008. Comparable sales for the third quarter of 2009 for company-owned restaurants open for 24 months or more declined 6.8%, compared to a decrease of 4.7% for the third quarter of 2008. The sales decline reflects continued pressure related to the general economy in all three of our sales levers: dine-in, to-go, and catering. Of the 6.8% third quarter comparable sales decline, dine-in represented 3.5%, To-Go accounted for 1.7%, and catering comprised 1.6%.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.3 million for the third quarter of 2009, compared to $4.5 million, for the same period in 2008. Franchise royalty revenue was down 2.8% compared to the prior year, reflecting 11 new franchise restaurants, net of 3 closures, since the third quarter of 2008, and a comparable sales decrease of 9.5%. Two new franchise restaurants opened during the third quarter of 2009, Thousand Oaks, California, which was a conversion of an Applebee’s, and Amarillo, Texas. Despite the challenging economic environment, these new restaurants had average opening weekly sales of approximately $88,000. Franchise-related revenue was approximately $13.0 million for the nine months ended September 27, 2009 compared to approximately $13.7 million for the nine months ended September 28, 2008, primarily reflecting a year-over-year decrease in royalty revenue of 2.6% for the nine month timeframe. There were 131 franchise-operated restaurants opened at September 27, 2009 compared to 123 franchise-operated restaurants at September 28, 2008.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. For the third quarter of fiscal 2009, licensing royalty revenue was approximately $124,000, compared to approximately $90,000 for the comparable period of fiscal 2008. Licensing royalty revenue was approximately $439,000 for the nine months ended September 27, 2009, as compared to $328,000 for the comparable period of fiscal 2008. During fiscal 2009, as a result of continued growth in our restaurant base and expanded markets, we expect to see licensing revenue increase substantially compared to fiscal 2008 levels.
     Other revenue includes opening assistance and training we provide to our franchise partners. Other revenue for the fiscal 2009 third quarter was approximately $96,000 compared to $115,000 for the comparable prior year quarter. Other revenue for the nine months ended September 27, 2009 was approximately $372,000 compared to approximately $379,000 for the comparable period of fiscal 2008. The amount of other revenue is expected to remain essentially flat for fiscal 2009 compared to fiscal 2008, based on the level of opening assistance we provide during the remaining franchised openings for fiscal 2009.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the third quarter of fiscal 2009 decreased 6.8%, which compares to fiscal 2008’s third quarter decrease of 4.7%. At the end of the third quarter of fiscal 2009 and the third quarter of fiscal 2008, there were 38 restaurants, respectively, included in this base. Same store net sales for company-owned restaurants open at least 24 months for the nine months ended September 27, 2009 decreased 7.3%, compared to fiscal 2008’s nine months ended September 28, 2008 increase of 0.1%. For the nine months ended September 27, 2009 and September 28,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
2008, there were 38 restaurants and 35 restaurants, respectively, included in the company-owned 24 month comparable sales base. We attribute the sales decline in the third quarter to continued industry-wide pressure related to the general economy, as we suffered declines in all three sales levers: dine-in, to-go, and catering.
     Same store net sales for franchise-operated restaurants for the third quarter of fiscal 2009 decreased approximately 9.5%, compared to a decrease of approximately 4.6% for the prior year comparable period. For the third quarter of 2009 and the third quarter of 2008, there were 100 and 86 restaurants, respectively, included in the franchise-operated comparable sales base. The weakening of franchise comparable sales for the third quarter of 2009 reflects the continuation of economic challenges being faced in many of our franchise markets. Of the 9.5% third quarter decline, 6 states, representing 34 franchise-operated restaurants, accounted for approximately 50 percent of the decline.
     Same store net sales on a 24 month basis for franchise-operated restaurants for the first nine months of fiscal 2009 and fiscal 2008 decreased 8.8% and 2.8%, respectively. For the first nine months of fiscal 2009 and fiscal 2008, there were 92 and 75 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the third quarter of fiscal 2009 and fiscal 2008:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Average Weekly Net Sales:
Company-Owned	$47,706	$49,429	$49,427	$52,368
Full-Service	$48,958	$51,039	$51,121	$54,465
Counter-Service	$37,438	$38,489	$36,401	$38,583

Franchise-Operated	$53,524	$58,276	$54,870	$58,449

AWS 2005 and Post 2005: (1)
Company-Owned	$55,340	$62,578	$58,909	$67,918
Franchise-Operated	$57,683	$64,600	$60,201	$65,691

AWS Pre-2005: (1)
Company-Owned	$45,011	$46,295	$46,112	$48,608
Franchise-Operated	$47,472	$50,355	$47,326	$49,834

Operating Weeks:
Company-Owned	598	608	1,807	1,772
Franchise-Operated	1,684	1,597	4,934	4,723

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the fiscal 2005 and post-fiscal 2005, timeframes.
     Catering represented 11.9% while To-Go represented 20.9% of our 2009 third quarter off-premise sales, for a total of 32.8%. This compares to catering and to-go percentages of 13.0% and 21.9%, respectively, for the prior year. Although To-Go and catering were down on a comparable basis 8.2% and 15.1% for the third quarter year-to-date timeframe, for comparable restaurants, we saw sequential improvement from the first and second quarter due to a variety of initiatives to build sales. To-Go sales were positively impacted by the various promotional activities, such as Dave’s Day, which increased our to-go traffic during the quarter. Although we continue to see consumers being very conscientious, we remain optimistic about the upcoming holiday season for in-restaurant family gatherings and off-premise catering and to-go opportunities, and have

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
planned several initiatives for the fourth quarter to help build sales. As such, to support our sales building efforts during the fourth quarter, we will be offering $10 off for a $30 dine-in or to-go occasion in our company markets through direct mail and newspaper advertising. We will also be offering special incentives for booking catering orders.
     Food and Beverage Costs
     Food and beverage costs for the third quarter of fiscal 2009 were approximately $8.8 million or 30.5% of net restaurant sales, compared to approximately $9.5 million or 31.3% of net restaurant sales for the third quarter of fiscal 2008. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 8.3% and 8.7% for the third quarter of fiscal years 2009 and 2008, respectively.
     Food and beverage costs for the first nine months of fiscal 2009 were approximately $27.0 million or 30.2% of net restaurant sales compared to approximately $28.8 million or 30.8% of net restaurant sales for the comparable period of fiscal 2008.
     As for our core proteins, we continue to benefit from an approximate 2.0% pricing decrease in our pork contract, which extends throughout the balance of fiscal 2009. Our chicken pricing is firm through fiscal 2009 at a continued price decrease of 6.0% from the prior year. Our brisket contract extends through December 2009 at a sustained price decrease of approximately 2.0% compared to the prior year. Our seafood contracts are locked in through December, as well, however at a continued price increase of approximately 7.6% from the prior year, due to a change in industry conditions relating to the salmon harvest. Our hamburger contract is firm through December at a price increase of approximately 8.0% from the prior year, a slight decrease from the prior quarter.
     It’s still early yet to give firm guidance on our 2010 key products, however, during the third quarter, we locked in our pork contract for all of 2010, at an approximate savings of 3.5% from 2009 pricing. If the futures market for pork begins to look unfavorable beyond 2010, however, we may extend our contract and blend in a price increase during the year in an effort to carry our current savings past 2010. We have recently extended our chicken contract through the first quarter of 2010 at a price decrease of approximately 3.5% from 2009 pricing. We continue to watch the markets closely and believe we are seeing the benefit of being flexible through negotiating certain shorter-term contracts. While not final yet, we anticipate a decrease of 2.0% for brisket, and a 3.0% increase in seafood, for 2010.
     Effective in November, we will be changing our food distributor to secure more flexibility for maximizing freight savings and optimizing distribution for our system. We anticipate the transition to our new distributor and optimization of the distribution network to occur over the next six to nine months.
     We continue to make progress with identifying secondary suppliers that will result in further protection of our supply chain as well as ensure a more fair and competitive pricing environment. As of today, we have sourced secondary suppliers for 8 of our top 15 most critical items, and anticipate having this initiative completed by the end of fiscal 2010.
     Finally, we continue to track our progress on, and measure improvements in, managing within an ideal food cost at the restaurant unit level.
     As a result of all of the initiatives mentioned above, for the full fiscal 2009 timeframe, we anticipate an approximate 50 — 60 basis point decrease in our cost of goods sold as a percent of sales year over year.
     Labor and Benefits Costs
     Labor and benefits costs for the third quarter ended September 27, 2009 were approximately $9.2

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
million or 31.9% of net restaurant sales, compared to approximately $9.8 million or 32.3% of net restaurant sales for the third quarter ended September 28, 2008. Labor and benefits for the nine months ended September 27, 2009 were approximately $27.9 million or 31.1% of net restaurant sales, compared to approximately $28.7 million or 30.8% of net restaurant sales for the nine months ended September 28, 2008.
     We have seen dollar savings in labor and benefits costs year-over-year, predominantly due to the reduction in our labor matrix in early 2009. For the third quarter, labor as a percentage of net restaurant sales was 40 basis points lower than the prior year, primarily reflecting this optimization of labor. Additionally, labor as a percentage of sales for the third quarter reflected a positive impact of approximately 110 basis points, as compared to prior year, due to the acquisition of the Atlanta restaurants in July of 2008, that collectively had a higher labor percentage. This was negatively offset by an approximate 110 basis point impact from the year over year decline in net restaurant sales.
     As we look to the balance of 2009, primarily as a result of sales de-leveraging, we expect labor and benefits costs as a percentage of sales, to be 10 — 20 basis points unfavorable to fiscal 2008’s percentage.
     Operating Expenses
     Operating expenses for the third quarter of fiscal 2009 were approximately $7.8 million or 27.0% of net restaurant sales, compared to operating expenses of approximately $7.5 million or 24.7% of net restaurant sales for the third quarter of fiscal 2008.
     Operating expenses as a percentage of sales for the third quarter of 2009 were 230 basis points higher than prior year, primarily reflecting 100 basis points due to lower sales levels, as well as a year over year shift in the timing of advertising spending. Partially offsetting impacts included a reduction of 0.5 percent for the National Ad Fund, and lower utility costs due to favorable rates and usage stemming from cooler average temperatures. Finally, in 2008, the Company recaptured 160 basis points related to deferred rent credits associated with a change in estimate regarding the lease term of several company owned restaurants. This negatively affects the year-over-year comparison.
     Operating expenses for the nine months ended September 27, 2009 were approximately $23.5 million or 26.2% of net restaurant sales, compared to approximately $24.2 million or 25.9% of net restaurant sales for the nine months ended September 28, 2008. Restaurant operating expenses as a percent of net restaurant sales increased year over year on a year to date basis due to lower sales volume partially offset by lower utility and advertising costs. Operating expense as a percent of net sales for fiscal 2009 is now expected to be approximately 40 — 50 basis points higher than 2008’s percentage.
     Due to a more favorable than anticipated advertising environment we expect that our 2009 advertising expense will be approximately 3.3% of net sales, including a 0.5% contribution to the National Ad Fund.
     Depreciation and Amortization
     Depreciation and amortization expense for the third quarter of 2009 was approximately $1.3 million or 3.8% of total revenue, compared to approximately $1.4 million, or 4.0% of total revenue, during the third quarter of 2008. Depreciation and amortization expense in the third quarter was $144,000 less than 2008, primarily reflecting impairments recorded during the last half of 2008, partially offset by the 3 new restaurants added in the fourth quarter of 2008. Depreciation and amortization expense for the nine months ended September 27, 2009 and September 28, 2008 was approximately $3.8 million and $4.1 million, respectively, and was 3.7% and 3.8% respectively, of total revenue. For the full year, we expect depreciation to be essentially flat, as a percentage of total revenue, to fiscal 2008.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Asset Impairment and Estimated Lease Termination and Other Closing Costs
     During the third quarter, the Company executed a lease termination for a restaurant that had previously closed in fiscal year 2006, and negotiated a lease termination settlement. In addition, there was a lease termination for another restaurant site where construction had never commenced. These charges were approximately $291,000, including legal fees, which were paid subsequent to the end of the third quarter.
     For the quarters ended September 27, 2009 and September 28, 2008, the Company recorded asset impairment charges of approximately $129,000 and $3.9 million, respectively, as required under Accounting Standards Codification for Property, Plant and Equipment. The asset impairment charge in the third quarter of fiscal 2009 was related to a software product that was replaced with an alternative solution prior to implementation.
     The Company recorded costs for restaurants previously closed of approximately $26,000 for the three month period ended September 27, 2009. For the nine months ended September 27, 2009 the costs for restaurants previously closed were approximately $151,000.
     General and Administrative Expenses
     General and administrative expenses for the third quarter of 2009 were approximately $3.7 million or 11.1% of total revenue, compared to approximately $3.3 million or 9.5% of total revenue for the third quarter of fiscal 2008. The percentage for 2009 reflects a 210 basis point impact year over year for full accrual of bonus achievement for 2009, compared to 2008, and a 40 basis point impact from reduced revenue year over year partially offset by cost savings initiatives. General and administrative expenses as a percent of total revenue, excluding corporate bonuses and stock-based compensation, were 9.2% for the third quarter of 2009 and 10.2% for the third quarter of 2008.
     General and administrative expenses for the first nine months of fiscal 2009 were approximately $12.0 million or 11.6% of total revenue compared to approximately $12.4 million or 11.5% of total revenue for the first nine months of fiscal 2008. General and administrative expenses, excluding bonuses and stock-based compensation expense, as a percentage of total revenue was 9.8% and 10.5%, for the year-to-date periods of 2009 and 2008, respectively. Including performance shares for the 2009-2011 program and grants to our board of directors, we are expecting stock-based compensation to be approximately $861,000 in fiscal 2009, as follows (in thousands):

Performance	Restricted	Board of Directors	Stock
Shares	Stock Units	Shares	Options	Total
$363	$136	$338	$24	$861
     We continue to remain vigilant in our spend of general and administrative expenses. We expect that 2009 general and administrative expenses as a percentage of revenue, with full accrual for bonus achievement, will be approximately flat to 2008’s percentage, which included only a $200,000 bonus payout for associates below the executive level.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening which will vary based on lease terms. During the third quarter of 2009, we had no pre-opening expenses and had approximately $333,000 of pre-opening expenses in the third quarter of 2008. We did not have any pre-opening expenses for the nine months ended September 27, 2009 and had $636,000 for the nine months ended September 28, 2008. We will not be opening any new company owned restaurants in 2009,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
and thus do not expect to have any pre-opening expenses. As we look to 2010, we will remain watchful and open to any opportunities that make sense for Company-owned locations.
     Loss on Early Extinguishment of Debt
     During the third quarter of 2009, we elected to retire early two notes for two of our Richmond, Virginia restaurants. Total cash paid for the early extinguishment of debt was $2.6 million. Additionally, as a result of this transaction, we wrote off approximately $40,000 of deferred financing fees which are included in loss on early extinguishment of debt.
     During the nine months ended September 27, 2009, we elected to retire early four notes related to two Minnesota restaurants in the second quarter of 2009, and two Virginia restaurants in the third quarter of 2009. Total cash paid for the early extinguishment of debt was $5.9 million, including a prepayment penalty of $350,000. Additionally, as a result of this transaction, we wrote off approximately $139,000 of deferred financing fees which are included in loss on early extinguishment of debt.
     Interest Expense
     Interest expense was approximately $277,000 or 0.8% of total revenue for the third quarter of fiscal 2009, compared to approximately $504,000 or 1.4% of total revenue for the comparable time frame of fiscal 2008. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan. We benefited from lower interest rates and lower debt balances year over year. The total pay down of long-term debt in fiscal 2009 should result in approximately $610,000 of interest savings for fiscal 2010 alone, but approximately $4.3 million in total over the original term of the debt.
     Interest expense was approximately $1.2 million or 1.1% of total revenue for the first nine months of fiscal 2009 and approximately $1.5 million or 1.4% of total revenue for the first nine months of fiscal 2008. For fiscal 2009, we expect interest expense to be approximately 30 basis points lower than fiscal 2008 levels due to our early debt repayments and additional savings due to lower revolver balances year over year. We had a balance on our line of credit of $13.0 million as of September 27, 2009.
     Interest Income
     Interest income was approximately $26,000 and $73,000 for the third quarter of fiscal 2009 and fiscal 2008, respectively. Interest income was approximately $93,000 and $172,000 for the first nine months of fiscal 2009 and fiscal 2008, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. The decrease in interest income is due to lower interest rates on our cash deposits and lower balances in our cash accounts due to paying down debt.
     Provision for Income Taxes
     For the third quarter of 2009, we recorded an estimated provision for income taxes of approximately $679,000 or 35.4% of income before income taxes, compared to a tax benefit of approximately $375,000, or 33.0% of loss before income taxes, for the third quarter of 2008. For the nine months ended September 27, 2009, our tax provision was approximately $2.6 million, or 34.4% of income before income taxes, compared to the prior year comparable period of approximately $1.2 million, or 34.3% of income before income taxes. We currently estimate a tax provision of approximately 34.3% for fiscal 2009, due to a change in our income tax reserves during the quarter.
     Basic and Diluted Net Income Per Common Share
     Net income for the three months ended September 27, 2009 was approximately $1.2 million or $0.14

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
per basic and $0.13 per diluted share on approximately 9,124,000 weighted average basic shares outstanding and 9,254,000 weighted average diluted shares outstanding. Net loss for the three months ended September 28, 2008 was approximately $763,000 or an $0.08 loss per basic and diluted share on approximately 9,304,000 weighted average basic and diluted shares outstanding.
     Net income for the nine months ended September 28, 2008 was approximately $4.9 million or $0.54 per basic and diluted share on approximately 9,104,000 weighted average basic shares outstanding and approximately 9,184,000 weighted average diluted shares outstanding, respectively. Net income for the nine months ended September 28, 2008 was approximately $2.3 million or $0.25 per basic share and $0.24 per diluted share on approximately 9,516,000 weighted average basic shares outstanding and approximately 9,671,000 weighted average diluted shares outstanding, respectively.
Financial Condition, Liquidity and Capital Resources
     At the end of the third quarter of 2009, our balance of unrestricted cash and cash equivalents was approximately $1.6 million, compared to the fiscal 2008 year-end balance of approximately $1.6 million.
     Our quick ratio, which measures our immediate short-term liquidity, was 0.21 at September 27, 2009 and 0.19 at September 28, 2008. The quick ratio is computed by adding unrestricted cash and cash equivalents with accounts receivable, net and dividing by total current liabilities less restricted marketing fund liabilities. The change in our quick ratio was primarily due to a slight increase in our current assets and a lower balance on our line of credit, as compared to the same period of 2008.
     Net cash provided by operating activities for the nine months ended September 27, 2009 was approximately $11.7 million. Cash provided by operating activities was primarily from net income of approximately $4.9 million, depreciation and amortization of approximately $3.8 million, a decline in accounts receivable, net of $521,000, a decline in restricted cash of approximately $508,000, and an increase in accrued compensation and benefits of $1.4 million. These net increases to cash flows were partially offset by an approximate $1.3 million decrease in accounts payable.
     Net cash provided by operations for the nine months ended September 28, 2008 was approximately $10.4 million. Cash provided by operations was primarily from net income of approximately $2.3 million, depreciation and amortization of approximately $4.1 million, asset impairment and lease termination and other closing costs of $3.9 million, and a decline in restricted cash of approximately $909,000. In addition, there were increases in stock based compensation of approximately $698,000. These net increases to cash flows were partially offset by an approximate $733,000 decrease in prepaid expenses and other current assets, a $529,000 decrease in other current liabilities, an approximate $331,000 decrease in accrued compensation and benefits, and an approximate $311,000 decrease in accounts payable.
     Net cash used for investing activities was approximately $1.0 million for the nine months ended September 27, 2009 and $8.0 million for the nine months ended September 28, 2008. During the nine months of 2009, we used approximately $1.1 million for capital expenditures for existing restaurants and for other projects. During the nine months ended September 28, 2008, we used approximately $8.0 million for capital expenditures primarily related to the construction of our new restaurants. In fiscal 2009, we expect capital expenditures to be approximately $2.6 million, primarily reflecting continued investments in existing restaurants and the investment in a Human Resource Information System (“HRIS”), which is expected to be implemented in the fourth quarter of fiscal 2009.
     Net cash used for financing activities was approximately $10.7 million during the nine months ended September 27, 2009 and approximately $2.4 million for the nine months ended September 28, 2008. During the nine months ended September 27, 2009, we had draws of $6.0 million on our line of credit and had repayments of $11.0 million. In addition, we repaid $5.8 million of long-term debt. During the nine months

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
ended September 28, 2008, we had draws of $19.5 million on our line of credit and had repayments of $16.5 million. In addition, we repaid approximately $283,000 of debt and repurchased 592,956 of our shares for approximately $5.1 million, including commissions.
     The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million. The maturity date of the Facility is May 1, 2013.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the higher of the Federal Funds Rate (0.25% at September 27, 2009) plus 0.5% or Wells Fargo’s prime rate (3.25% at September 27, 2009). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will equal to 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of September 27, 2009, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 million and $50.0 million.
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
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At September 27, 2009 we had $13.0 million in borrowings under this Facility, and had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded workers’ compensation insurance policy and $255,000 in letters of credit for real estate locations.
     We obtained a covenant waiver and amendment to our Facility effective December 28, 2008. The amendment changed the definition of EBITDA in our existing Facility and specifically carved out certain franchise receivables from EBITDA and the maximum aged royalties receivable calculation under special circumstances. We paid approximately $45,000 of fees related to the amendment, which were deferred the first quarter of 2009 and will be amortized over the remaining life of the facility. We were in compliance with all covenants as of September 27, 2009.
     We anticipate that all restaurant development and expansion will be funded primarily through currently held cash and cash equivalents, cash flow generated from operations, and from sources such as our credit facility. We expect capital expenditures of approximately $2.6 million in 2009, which will consist of costs related to normal capital expenditures for existing restaurants and the investment of a HRIS which is expected to be implemented in the fourth quarter of 2009.

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
     We are also subject to an Adjusted Leverage Ratio covenant and a franchise royalty covenant under our credit facility. Due to the impairment charges and lease termination fees recorded during the third and fourth quarters of fiscal 2008, we were not in compliance with the Adjusted Leverage Ratio covenant under the Facility. We amended our credit agreement to change the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. Additionally, we were also not in compliance with the franchise royalty receivable covenant as of December 28, 2008. After receipt of the waivers, we were in compliance with all covenants under the Facility as of December 28, 2008. We were in compliance with all covenants as of September 27, 2009.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of September 27, 2009 was approximately $5.9 million, including financing lease obligations. All of the outstanding long-term debt, is subject to a fixed interest rate. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS
10.1	Form of Restricted Stock Agreement dated September 29, 2009, between Famous Dave’s of America Inc. and Wallace B. Doolin.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: November 5, 2009	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer Director (Principal Executive Officer)

Dated: November 5, 2009		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)