Form 10-K
period 2010-01-03
FAMOUS DAVES OF AMERICA INC
filed 2010-03-19
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 3, 2010
Commission File No. 0-21625

FAMOUS DAVE’S of AMERICA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1782300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12701 Whitewater Drive, Suite 200
Minnetonka, MN 55343
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code (952) 294-1300
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $44.3 million as of June 28, 2009 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.
As of March 12, 2010, 9,054,704 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for our Annual Meeting of Shareholders (the “2009 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2009 Proxy Statement will be filed within 120 days after the end of the registrant’s fiscal year ended January 3, 2010.

PART I

ITEM 1.	BUSINESS
General Development of Business
     Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of January 3, 2010, there were 177 Famous Dave’s restaurants operating in 37 states, including 45 company-owned restaurants and 132 franchise-operated restaurants. An additional 94 franchise restaurants were committed to be developed through signed area development agreements at January 3, 2010.
     We have committed to our plan to “Smoke It” in 2010, and the organization has developed a dashboard for success with specific and supporting objectives that provide a roadmap for our success moving forward. We will strive to maintain our fanatical guest focus and operational excellence while growing our raving fan base. We will seek new and unique ways to achieve “valued-franchisor” status, achieve workplace success by providing an environment that motivates and inspires our employees, which we refer to as Associates and endeavor to be known as a valued member of the communities we serve. We expect that combining these objectives will enable us to deliver improved results for our shareholders as a sustainable public company.
     As previously announced, on March 2, 2010, the Company completed an acquisition of the assets comprising seven restaurants in New Jersey and New York. These restaurants were previously operated by a Company franchisee under the “Famous Dave’s of America” brand name and were acquired by the Company pursuant to a sale process conducted under Section 363 of Chapter 11 of the U.S. Bankruptcy Code. The net cash paid of approximately $6.8 million was funded by a loan from Wells Fargo Bank, N.A., and was net of approximately $649,000 of pre- and post-petition notes receivable repaid by the seller for a total purchase price of approximately $7.4 million. This loan has a seven year term, bears interest at LIBOR plus 225 basis points and has no prepayment penalties associated with it. In connection with this term loan, the Company has amended its existing Credit Agreement with Wells Fargo Bank, N.A. to address future covenant requirements to ensure compliance as a result of the additional indebtedness.
     The acquisition of these seven restaurants is expected to add approximately $14.5 million in revenue, net of lost royalty revenue, for the remainder of fiscal 2010. Due to acquisition costs and increased operational expenses associated with the acquisition, these restaurants are not expected to contribute to earnings during fiscal 2010. The Company will, however, record a one-time non-cash gain in the first quarter of 2010, equal to the difference between the purchase price and the fair market value of the assets acquired. The seven restaurants are expected to be additive to earnings in subsequent years.
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
Narrative Description of Business
     Famous Dave’s restaurants, a majority of which offer full table service, feature hickory-smoked off-the-grill entrée favorites. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of January 3, 2010, 40 of our company-owned restaurants were full-service and five were counter-service. During 2009, we opened 13 franchise-operated full-service restaurants. Generally, our prototypical design includes the following elements: a designated bar, a signature exterior smokestack, a separate entrance for our category-leading “TO GO” business and a patio (where available). This design enables us to capitalize on a consistent trade-dress and readily identifiable look and feel for our future locations. The Company did not open any restaurants in 2009, however, the restaurants opened in 2008 were approximately 6,000 square feet, and had approximately 175 seats, with an additional 50 seats in the bar, and 32 additional seats on the patio. In addition to this restaurant design, which we currently offer, we have a variety of other development options. We have a 5,000 square foot package that can be built as a free standing building, a 4,000 square foot model that most likely would be constructed as an end cap of a building, and a 2,400 square foot design which would be constructed as a counter service location in an existing building. Additionally, we offer lower cost conversion packages that provide our franchisees with flexibility to build in cost effective formats, which includes opportunities to convert existing restaurants into a Famous Dave’s restaurant. In 2009, several franchisees successfully converted restaurants and, in 2010, we will be converting an existing casual dining restaurant to a company-owned restaurant in Bel Air, Maryland. Due to the flexibility and scalability of our concept, there are a variety of development opportunities available now and in the future. In 2010, we expect to open one company-owned restaurant in addition to the seven acquired and up to eight franchise-operated restaurants.
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
     We believe that high quality food, “scratch cooking” and the fact that we smoke our meats daily at each of our restaurants are principal points of differentiation between us and other casual dining competitors and are a significant contributing factor to repeat business. We also feel that our focus on barbecue being a noun, a verb and a culture allows for product innovation without diluting our brand. As a noun, barbeque refers to the art of the smoke and sauce. As a verb, barbeque refers to the act of grilling. As a culture, barbeque refers to the competitive spirit. As such, we see no geographic impediments to scaling our concept and brand.
     Distinctive Environment — Décor and Music – Our original décor theme was a nostalgic roadhouse shack (“Shack”), as defined by the abundant use of rustic antiques and items of Americana. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have evolved our format to that of a full-service concept with a prototypical design that incorporates the best attributes of the past restaurants while providing a consistent brand image for the future. Of our 45 restaurants as of January 3, 2010, 40 were full-service restaurants, with 20 as the “Lodge” format, six as the “Shack” format, one, located in the Minneapolis market, is a “Blues Club” format and 13 as company-owned prototypical restaurants. The remaining five are counter-service restaurants. We will continue to evaluate converting counter-service restaurants to full-service restaurants where there is determined to be a sufficient return on our investment.
     Broad-Based Appeal – We believe that our concept has broad appeal because it attracts customers of all ages, the menu offers a variety of items, and our distinctive sauces allow our guests to customize their experience, appealing to many tastes. We believe that our distinctive barbecue concept, combined with our high-quality food, makes Famous Dave’s appeal to families, children, teenagers and adults of all ages and socio-economic backgrounds.
Operating Strategy
     We believe that our ability to achieve sustainable profitable growth is dependent upon us delivering high-quality experiences in terms of both food and hospitality to every guest, every day, and to enhance brand awareness in our markets. Key elements of our strategy include the following:
     Operational Excellence – During fiscal 2009, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. Operational Excellence also means an unyielding commitment to provide our guests with precision service during every visit. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.
     Our menu focuses on a number of popular smoked, barbeque, grilled meat, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared proprietary seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs, and eliminates the need for highly compensated chefs. In order to enhance our appeal, expand our audience, and promote our cravable products, we promote Limited-Time Offerings (LTOs) which often provide higher margins than our regular menu items. We believe that constant and exciting new product introductions, offered for a limited period of time, encourage trial visits, build repeat traffic and increase exposure to our regular menu. Additionally, in order to increase customer frequency, we have assembled a research and development product pipeline designed to generate four to six product introductions annually.
     During 2009, we offered our guests several promotions and limited time offerings, which were well received. During the same timeframe, and in support of the Lenten season, we also offered seven smoked shrimp entrees including a skewer of shrimp offered as an add-on to any entrée to help protect the check average. These offerings were well received by our guests, and effectively boosted sales in the first quarter. Our summer promotion featured “Natcho Ordinary Nachos” offered in two sizes, and our “Sweet Dixie Mini Desserts”. Both of these were so well received that we added them to our permanent menu.
     Also, in 2009, we celebrated our Company’s 15 year anniversary which featured “A Buck a Bone” promotion in which a guest could buy up to six St. Louis style spare ribs for a $1.00 each with the purchase of an entrée. The celebration culminated in “Dave’s Day”, where guests named Dave, David, or Davey could receive a free entrée and if your middle name was Dave, David, or Davey you could receive 1/2 off any entree.
     Our Fall promotion, Smokin’ hot meatloaf and potatoes” entrée, featured a terrific smoked meatloaf served either as a platter with mashed potatoes or as a sandwich, we also had a 12 ounce smoked rib-eye steak. As we look to 2010, we will keep the pipeline full with new and innovative limited time offerings.
     Human Resources and Training – We believe a key element of the success of our concept rests with our ability to hire, train, motivate and retain qualified team members, whom we refer to as our “Associates,” at all levels of our organization. As a result, we place a great deal of importance on our Human Resource and Training/Organizational Development programs and resources which are key to improving performance in our restaurants as we strive to achieve an exceptional working environment for all of our Associates. As we move into 2010, our core people goal is to have Raving Internal Fans, and we have identified key measures of success to help us achieve this goal. At its core, this goal emphasizes our commitment to doing the right thing for the organization while ensuring we have the right people in the right roles with the right resources and tools.
     We are positioned well for success as it relates to our People and were pleased to be awarded the 2009 People Report™ Best People Practices Award for Segment B, the casual dining industry. This special award acknowledges our leadership and excellence in workforce practices as tracked and benchmarked by People Report, including management retention, associate retention, composite diversity, year over year improvements, and community involvement. This is the first time that Famous Dave’s has won this award in this very competitive segment.

     We are a performance-based organization committed to recognizing and rewarding performance at all levels of the organization. Our compensation program is a key part of our total rewards strategy and program, and is benchmarked closely against the industry. Our total rewards program provides a comprehensive offering of compensation and benefit programs including health and welfare coverage, 401(k) and non-qualified deferred compensation plans offering a company match, and base pay and incentive programs developed to maintain our competitive position. We are pleased with our progress in retention as Management and hourly Associate turnover has been maintained well below industry averages. Our Management turnover for fiscal 2009 was 10.9% and Associate turnover was 41.1% in our restaurants. During fiscal 2009, our Human Resource and Training organizations focused on the selection and retention of superior talent through programs in overall talent management, safety and risk reduction, continued enhancements in our organizational development and training offerings and resources, development and implementation of formalized compensation structures for all positions in the business, a complete revamp and overhaul of performance management programs in the business (including the development and implementation of seven company-wide core competencies designed to measure what we need from each of our Associates to keep moving us forward famously) and finally ensuring we have the right systems and processes to support the business. A new Human Resource Information System (HRIS) and online employee ethics compliance tool, which includes a bi-lingual anonymous call center, a sophisticated issue tracking and a reporting platform across all Famous Dave’s corporate locations.
     In the Training and Development arena, we offer a variety of ongoing on-the-job and classroom training programs for Hourly Associate; Restaurant Manager; and Multi-Unit Manager levels in an effort to create defined career paths for our Associates. Our FD101 University provides our newer managers with foundational training for restaurant operations, including ServSafe Food and Alcohol Certification; followed by our Famous Dave’s Management Certification program which ensures a consistently high standard in Famous Food and bar product knowledge, recipe adherence, and Famous guest service and hospitality. We also offer training programs for our Support Center Associates and Franchise Partners. As we continue to develop resources and add tools to support our system, in 2010 we will be piloting an e-learning platform in our organization to enable us to continue expanding the reach of our programs through an electronically-based learning system with interactive modules and online testing and administration.
     Our leadership development program, entitled “Good to Great”, has been instrumental in assessing and training Associates with leadership potential at all levels of our organization and we continue to enhance this program. This program includes coaching in the use of employee strengths, people, sales and profit presentations, financial education, and networking opportunities with our Executive Team. In addition, our System-wide Franchise Partner and General Manager annual workshop was held in March 2010, and featured business sessions on Local Store Marketing, Social Media, Guest Experience, Hourly and Manager Training, Food Safety, Financial Fitness, and Product Innovation. Participants included all company-owned restaurant General Manager’s, Area Director’s, Director’s of Operation’s, as well as many Franchise Partners, Franchise General Manager’s and Franchise Multi-Unit Operators.
     We strive to instill enthusiasm and dedication in our Associates and regularly solicit suggestions concerning our operations and endeavors in an attempt to be responsive to their concerns through our open door policies and our company-wide suggestion program – called Guide with PRIDE. In addition, we have numerous programs designed to recognize and reward our Associates for outstanding performance. In 2009, we rolled out two new recognition programs – the FAMOUS PRIDE Award and our Spirit of the Flame Award. Our FAMOUS PRIDE award allows for all in the company to submit nominations for their fellow associates that live and breathe FAMOUS PRIDE (our core values of Passion, Respect, Innovation, Diversity, and Excellence) and five individuals received this honor. Our Spirit of the Flame award allows for all in the organization to nominate and recognize one winner from our Company, and one winner from our Franchise Communities. The individuals receiving this award are selected based on their demonstration of continuous exemplary FAMOUS behavior and outstanding contributions resulting in a significant and positive impact to Famous Dave’s brand and business. Our Ring of Fire Program allows us to reward and recognize the MOST FAMOUS of the FAMOUS in both company and franchise operations. This program rewards those operating practices that will help us grow strong as a system. Exceptional operational performance is defined by consistently adhering to Famous Dave’s programs and systems and also by having a high regard for their guests, associates, community and the Famous Dave’s culture.
     During fiscal 2010, our Human Resources team and programs will focus on excellence in service to our organization by ensuring we have the resources, tools, programs and technology to help support our managers and Associates. Our Training organization will focus on increasing hospitality and Guest service across company-owned and franchise-operated restaurants by continuing to conduct Famous Food and Famous Hospitality and Bar Workshops and orchestrating our Management Certification program. Our 2010 initiatives include a culture survey, employee relations strategy, the continued enhancements to our manager certification program, succession management, a revised associate orientation program, Manager and associate self-service for benefits enrollment through our HRIS, a new training video series to support restaurant operations, the e-learning pilot and the implementation of the Pit Master program. The Pit Master program is designed to elevate knowledge and skills around the ‘Art of BBQ’ through various development programs including culinary skills training, BBQ competition judging, and product development, to name a few. Each of our restaurants will ultimately have a certified Pit Master that can answer guest’s questions and educate all about the “Art of BBQ”.
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
     All General Managers must complete a seven-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and Associate relations. We have prepared operations’ manuals relating to food and beverage quality and service standards. New Associates participate in training under the close supervision of our Management. Each General Manager reports to an Area Director, who manages from four to nine restaurants, depending on the region. Our Area Directors have all served as General Managers, either for Famous Dave’s or for other restaurants, and are responsible for ensuring that operational standards are consistently applied in our restaurants, communication of company focus and priorities, and supporting the development of restaurant management teams. In addition to the training that the General Managers are required to complete as noted above, our Area Directors receive additional training through Area Director Workshops that focus specifically on managing multiple locations, planning, time management, staff and management development skills.
     We also have two Directors of Operations. Each of these individuals is responsible for approximately half of the company-owned restaurants which allows us to have our operations’ leadership closer to the day-in and day-out business of our restaurants. The Directors of Operations assist in the professional development of our Area Directors and General Managers. They are also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. These Directors report to the Vice President of Company Operations.
     Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each restaurant has approximately 40 to 60 Associates.
     Off-Premise Occasions — Focus on Convenience – In addition to our lively and entertaining dine-in experience, we provide our guests with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave’s entrées and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. Also, the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business. During fiscal 2009, we saw a decline in our industry-leading off-premise sales, where approximately 31.1% of our restaurant sales in fiscal 2009 were derived from catering and “TO GO” as compared to 32.4% for fiscal 2008. We believe this decline is related to the overall economic recession that has led consumers and companies to cut back on their off-premise frequency.
     Catering slowed in 2009 as corporate caterings were reduced due to the economic downturn. The demand for Famous Dave’s catering accounted for approximately 9.1% of our sales for fiscal 2009, as compared to 9.8% in 2008. Each restaurant has a dedicated vehicle to fully support our catering initiatives. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants. In 2009, we continued to make investments in catering by hiring a catering manager and a catering director in two of our key company-owned markets. These individuals train franchise partners, conduct workshops at our company-owned restaurants in maximizing catering opportunities and perform corporate outreach efforts with targeted mailings and email blasts.
     “TO GO,” which accounted for approximately 22.0% of our restaurant sales for fiscal 2009, also declined from 22.6% in 2008 due to the economic downturn, but is still an integral part of our overall business plan. Our restaurants have been designed specifically to accommodate a significant level of “TO GO” sales, including a separate “TO GO” entrance with prominent and distinct signage, and for added convenience, we separately staff the “TO GO” counter. This option enables Famous Dave’s to capture a greater portion of the “take-out” market and allows consumers to “trade within our brand,” when dining in is not always an option. We pursue efforts to increase awareness of “TO GO” in all company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants. Additionally, to increase “TO GO” sales, during 2009, we began testing on-line ordering at restaurants in the Minneapolis market. Based on our results, we are optimistic about on-line ordering’s future possibilities and are currently formulating our plan for a company-wide rollout.
     Customer Satisfaction – We believe that we achieve a significant level of repeat business by providing high-quality food, efficient friendly service, and warm caring hospitality in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the purposeful hiring, training and supervision of personnel and the establishment of, and adherence to, high standards of performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms. We diligently monitor the guest experience through the use of an interactive voice response (IVR) guest feedback system to ensure that our system is producing desired results. Through this IVR system, we obtain an OSAT score, which measures overall guest satisfaction using a rating scale of one to five. The company rating is based on the number of responses that give the highest rating of five. During 2009, we saw record levels in guest satisfaction scores through these monitoring programs.
     Value Proposition and Guest Frequency – We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5.99 to $22.99 resulting in a per person average of $14.11 during fiscal 2009. During fiscal 2009, lunch checks averaged $12.12 and dinner checks averaged $15.45. We believe that value priced offerings and new product introductions, offered for a limited period of time, will help drive new, as well as infrequent guests into our restaurants for additional meal occasions. We offer an ‘All American Feast’ which serves 5-6 guests at an excellent value. As a pure tactical initiative during these tough economic times, we’ve engaged in selective promotional activities, the first quarter included a successful spring promotion of “Dave’s Que-plate specials,” an offering of seven special BBQ entrees ranging in price from $6.99 to $8.99. Also at various times during the year, we featured a “$10 off on orders of $30 or more” that we ran as a coupon offering, and as an email blast. Results were positive, with an increase in traffic as compared to the periods prior to the promotion and an average check well above the $30 requirement. These promotions were system-wide with all company-owned restaurants and approximately 80% of our franchise locations participating. We supported the promotion with radio and TV advertising.

Marketing and Promotion
     We believe that Famous Dave’s is the category-defining brand in barbecue. Specializing in a unique and distinctive brand of grilled, smoked, and southern style food, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. During fiscal 2010, we will continue to leverage our brand position. We have a system-wide public relations and marketing fund. All company-owned, and those franchise-operated restaurants with agreements signed after December 17, 2003, are required to contribute a percentage of net sales to this fund. During fiscal 2009, company-owned restaurants spent approximately 3.4% of net restaurant sales on marketing and advertising, with 0.5% dedicated to the development of advertising and promotional materials and programs designed to create brand awareness in the markets within which we operate. During 2010, the contributions to the National Ad Fund will continue at the 0.5% level. The marketing team, working with outside consultants and other resources, is responsible for the advertising, promotion, creative development, branding and media-buying for Famous Dave’s. Also, we will integrate our founder ‘Famous’ Dave Anderson into our advertising campaigns as he continues to tell our brand’s unique story. In addition to the traditional marketing and publicity methods, Famous Dave’s uses marketing efforts that include: television, internet, radio, email Club, direct mail, website marketing promotion and outdoor billboards. In 2010, we will enhance our new media strategies and tactics to include: social media marketing and viral (‘word-of-mouth’) marketing; basically, we are involving our customers in telling our story via testimonials. Famous Dave’s brand has a presence on Facebook, YouTube and Twitter, engaging fans in the conversation.
     We are also creating awareness for the Famous Dave’s brand through product and brand licensing arrangements that extend our barbeque sauces, seasonings, rubs, marinades and other items in retail outlets across the United States. This retail distribution allows consumers to enrich their at-home barbeque experiences with Famous Dave’s bold and zesty flavors.
     Advertising is not the only vehicle we use to build awareness of the Famous Dave’s brand. Annually, our “Rib Team” competes in scores of events and festivals nationwide. This team travels the country, participating in contests and festivals to introduce people to our brand of barbeque and build brand awareness in a segment largely defined by independents. Since inception, Famous Dave’s has received over 400 awards. Our “Rib Team’s” most notable awards in 2009 were Critic’s Choice “1st Place Greatest Ribs in America” and “Critic’s Choice Greatest Sauce in America 3rd Place” at Marc’s Great American Rib Cook-off in Cleveland, Ohio. Our corporate awards included Reader’s Choice “Best Barbecue Restaurant” Minneapolis-St. Paul Magazine and Minneapolis City Pages, and “Best BBQ” Chicago Daily Herald. Our franchisees also continue to rack up awards all over the country. In 2009, some of these included Reader’s Choice “Best BBQ” Phoenix Magazine, “Best Barbecue” Fresno Bee, and “Best Wings – Grand Champion”, King of the Wing Competition, Pensacola Florida.
     The strategic focus in 2010 for marketing and promotion remains the same – to be the category–defining brand in BBQ, create more competitive distinction, and continue to strengthen the perception of value in the consumer’s mind. We will plan to include approximately five new limited time offerings in 2010 to introduce our customers to new flavor profiles, innovative products and provide value and margin opportunity. Also, a number of new initiatives are planned around enhancing the menu, the guest experience, events marketing and social media. Building on a successful promotion last year, Famous Dave’s will be celebrating ‘Dave’s Day’ in the third quarter and will be celebrating Famous Dave’s sixteenth anniversary with a ‘Sweet 16’ promotion.
Location Strategy
     We believe that the barbeque segment of the casual dining niche of the restaurant industry continues to offer strong growth opportunities, and we see no impediments to our growth on a geographical basis. Our geographical concentration as of January 3, 2010 was 46% Midwest, 21% South, 23% West and 10% Northeast. We are located in 37 states as of January 3, 2010. We will be opening one Company owned restaurant in Bel Air, Maryland, a suburb of Baltimore during 2010, and anticipate opening up to eight new franchise restaurants during 2010. Our near-term goal is to improve the economics of our current prototype restaurant, while providing new and more cost-effective development options for our franchisees. The key elements of our long-term growth strategy include the following:
     Company-Owned Restaurant Expansion – We are planning to open one company-owned restaurant in addition to the 7 acquired in 2010, and in the future, we will continue to build in our existing markets in high profile, heavy traffic retail locations as part of our future operating strategy to continue to build brand awareness. Our plan is to focus on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness, and creating opportunities for operating, distribution, and marketing efficiencies.
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
     We have a real estate site selection model to assess the site quality and trade area quality of new locations. This process involves extensive consumer research in our existing restaurants captured in a guest profile, which is updated on an annual basis. Each location is evaluated based on three primary sales drivers, which include: sales potential from the residential base (home quality), employment base (work quality), and retail activity (retail quality). Locations are also evaluated on their site characteristics which include seven categories of key site attributes, including but not limited to, access, visibility, and parking.
     As part of our development strategy, we will seek conversion opportunities for future restaurants in order to streamline the development process and to minimize the up-front investment. We will also evaluate the use of our new 5,000, 4,000 and 2,400 square foot prototypes where it makes sense. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our revolving line of credit.
     Franchise-Operated Restaurant Expansion – As of January 3, 2010, we had commitments for 94 units in signed franchise area development agreements that are expected to open over approximately the next seven years. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and continue to expand our franchisee network throughout the United States. During 2009 and 2010, to incentivize growth, any of our franchisees who open during these years will receive a reduced royalty rate for 12 months from date of opening.
     Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. In the past, area development agreements generally ranged from 5 to 15 restaurants, however, due to economic and market conditions, we are willing to discuss smaller unit agreements as well. We are also looking at individual franchise restaurants in the right markets where it makes sense.
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

     Approximately 85.0% of our food and non-alcoholic beverage purchases are on contract. Pork represents approximately 31.0% of our total purchases, while chicken is approximately 13.0%, beef, which includes hamburger and brisket, is approximately 9.0%, and seafood is approximately 2.0%.
     Costs under our pork contract are protected throughout 2010, and we will benefit from an approximate 3.5% cost decrease compared to fiscal 2009. However, we will continue to watch the pork market closely to determine if there are opportunities to blend and extend pricing, should we see increases on the horizon with regard to the pricing environment for 2011. Our chicken pricing is firm through December of 2010 at a price increase of approximately 2.5% from fiscal 2009.
     Our brisket contract extends through May 2010 at a price increase of approximately 5.7% compared to the price we paid in early 2010. We will watch the market closely as we move through the rest of the year to capitalize on favorable pricing opportunities. We currently anticipate an average decrease of 1.0%, compared to 2009, in hamburger prices from our two suppliers, who are on contract through June and September, respectively. Our salmon and cod contracts are locked in through June of 2010, and our catfish and shrimp contracts are locked in through December of 2010, all at a blended price increase of approximately 4.1% over fiscal 2009. Lastly, in 2010, we currently anticipate an approximate 2.0% price decrease for our side items when compared to the prior year due to our continued focus on reducing overall food costs.
     All of the Company-owned restaurants transitioned to a new food distributor in November of 2009, and we will be completing this transition throughout our franchise system in early 2010. The new distributor will give us more flexibility to maximize freight savings and to optimize our distribution network. We anticipate that these savings will begin to be realized over the next several months and throughout 2010.
     We have continued our focus on identifying dual source suppliers for our 15 most critical items, and today, we have contracted a majority of those items. As we continue into 2010, we will expand our process of finding additional sources for items such as chicken, sauces, and seasonings when advantageous buying opportunities arise.
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
     We have implemented a suite of restaurant and support center systems which support operations by providing secure transactional functions (ordering, card processing, etc) and reporting at both the unit and support center level. Basic interfaces between Point-of-Sale (POS), labor management, inventory management, menu management, Associate screening/hiring and accounting systems provide the following operator and corporate visibility:
•	Average guest check broken down by location, by server, by day part, and by revenue center.

•	Daily reports of revenue and labor (both current and forecasted).

•	Weekly reports of selected controllable restaurant expenses.

•	Monthly reporting of detailed revenue and expenses.

•	Ideal vs. actual usage variance reporting for critical restaurant-level materials.
     This visibility enables every level of the Famous Dave’s organization to manage the key controllable costs within our industry, including food and labor costs.
     Below were the significant application and infrastructure activities in fiscal 2009:
•	Implementation of a back office food cost and supply chain management solution.

•	Selection of a Human Resource Information System (HRIS) which provides for a more efficient HR management tool by facilitating strategic analysis and mitigating risk with the consolidation of all information into a single system. This system is now operational in 2010.

•	An online ordering solution focusing on To-Go orders was implemented in a pilot market to assess the impact an additional ordering channel has on sales and guest experience.

•	Continued expansion of web technology to build guest community and to drive marketing efforts including, but not limited to, an increased presence in the social media arena with a strategy and brand presence on Facebook, YouTube, and Twitter.

•	Business intelligence efforts were begun that will leverage existing technologies and processes of our portal, and also provide long-term, flexible, enhanced reporting capabilities.

•	Server hardware infrastructure was evaluated which resulted in additional implementation of virtual machines resulting in a significant reduction of hardware maintenance.
     The most significant technology infrastructure focus for 2010 will be product transitions for several security and management functions along with leveraging prior virtualization efforts to enhance our data backup solution increasing stability, redundancy, and recoverability of critical corporate systems.
     The department will support the needs of the Company through several application initiatives listed below:
•	Expansion of the food cost/supply chain back-office solution to include predictive features for ordering and product preparation that will enhance the effectiveness of efforts to manage cost.

•	Selection and implementation of an online ordering solution based on pilot analysis, opportunities for operational efficiency, and associated sales building strategies.

•	Implementation of financial utilities to comply with XBRL reporting requirements and to optimize the process for creating and supporting the data.

•	Continued implementation of business intelligence capabilities to facilitate identification and communication of key business metrics to make more timely decisions.

•	Evaluation and selection process for a budgeting, forecasting, and strategic planning solution that will expand upon current capabilities, increase efficiencies, and integrate with the evolution of other systems.

•	Evaluation of options to provide technology support and strategic systems to franchise partners.
Trademarks
     Our Company has registered various trademarks, makes use of various unregistered marks, and intends to vigorously defend these marks. “Famous Dave’s” and the Famous Dave’s logo are registered trademarks of Famous Dave’s of America, Inc. The Company highly values its trademarks, trade names and service marks and will defend against any improper use of its marks to the fullest extent allowable by law.
Franchise Program
     We have offered franchises of our concept since July 1998 and currently file our franchise disclosure document in all 50 states. Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants with our standards of quality and promote and develop Famous Dave’s brand awareness.
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

     At January 3, 2010, we had 39 ownership groups operating 132 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 94 franchise restaurants, were in place as of January 3, 2010. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. We continue to grow the franchise program for our restaurants and anticipate up to 8 additional franchise restaurants will open during fiscal 2010.
     As of January 3, 2010, we had franchise-operated restaurants in the following locations:

State	Number of Franchise-Operated Restaurants
Arkansas	2
Arizona	5
California	12
Colorado	5
Delaware	2
Florida	3
Idaho	1
Illinois	3
Indiana	3
Iowa	3
Kansas	4
Kentucky	1
Maine	1
Massachusetts	1
Michigan	8
Minnesota	9
Missouri	3
Montana	4
Nebraska	5
Nevada	4
New Hampshire	1
New Jersey	7
New York	5
North Dakota	2
Oregon	1
Ohio	3
Pennsylvania	3
South Dakota	1
Tennessee	5
Texas	3
Utah	3
Washington	6
West Virginia	2
Wisconsin	11

Total	132
     Our Franchise Operations Department is made up of a Vice President of Franchise Operations, who guides the efforts of Directors of Franchise Operations, supported by Territory Operations Directors. The directors have responsibility for supporting our franchisees geographically throughout the country. Our Directors of Franchise Operations play a critical role for us as well as for our franchise community. Directors of Franchise Operations manage the relationship between the franchisee and the franchisor and provide an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. The Directors of Franchise Operations share best practices throughout the system and work to create a one-system mentality that benefits everyone. In addition, they ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the Directors of Franchise Operations and the Support Center but are not required to do so.
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
     Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. We continue to be proactive in supporting our franchisees. During a time when financing is difficult to obtain, we have decided to suspend franchisees’ development schedule requirements for 2010. However, as a growth incentive, and similar to 2009, franchisees that choose to open in 2010 will get a reduced royalty rate for a 12 month timeframe from date of opening.
     The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, small wares, décor and training fees as well as working capital. In 2010, franchisees will be required to contribute 0.5% of net sales to a national public relations and marketing fund dedicated to building system-wide brand awareness.
Seasonality
     Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt guest and Associate transportation to our restaurants.
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
Associates
     As of January 3, 2010, we employed approximately 2,700 Associates, of which approximately 275 were full-time. None of our Associates are covered by a collective bargaining agreement. We consider our relationships with our Associates to be good.

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

The Recent Disruptions in the Overall Economy and the Financial Markets May Adversely Impact Our Business and Results of Operations and May Impact Our Ability to Comply with our Credit Facility’s Financial Covenant .
     The restaurant industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets have weakened consumer confidence in the economy considerably and consequently have reduced the amount of consumers’ dining out occasions, which has been harmful to our results of operations, and has negatively impacted our financial position. We believe that weakening consumer confidence in light of the current economic downturn is a factor contributing to the decrease in our same store net sales in fiscal 2009. In addition, the impact of the current economic downturn has resulted in a deceleration of the number and timing of restaurant openings and, depending on its duration and severity, could adversely affect our ability to comply with financial covenants under our credit facility on a continuing basis. There can be no assurances that government responses to the disruptions in the financial markets and overall economy will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.
     As of January 3, 2010, we were in compliance with all of the financial covenants under our credit facility.
     In the event we fail to comply with these or other financial covenants in the future and are unable to obtain similar waivers, our lender will have the right to demand repayment of all outstanding amounts, which totaled $13.5 million at January 3, 2010, and to terminate the existing credit facility. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our personal property, which serves as collateral for the credit facility. Replacement financing may be unavailable to us on similar terms or at all, especially if current credit market conditions persist. Termination of our existing credit facility without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.
Our Future Revenue and Operating Income Are Dependent on Consumer Preference and Our Ability to Successfully Execute Our Plan.
     Our Company’s future revenue and operating income will depend upon various factors, including continued and additional market acceptance of the Famous Dave’s brand, the quality of our restaurant operations, our ability to grow our brand, our ability to successfully expand into new and existing markets, our ability to successfully execute our franchise program, our ability to raise additional financing as needed, discretionary consumer spending, the overall success of the venues where Famous Dave’s restaurants are or will be located, economic conditions affecting disposable consumer income, general economic conditions and the continued popularity of the Famous Dave’s concept. An adverse change in any or all of these conditions would have a negative effect on our operations and the market value of our common stock.
     It’s our plan to open one new company-owned restaurant in 2010, and are anticipating the opening of up to eight new franchise restaurants. There is no guarantee that any of the franchise-operated restaurants will open when planned, or at all, due to the risks associated with pre-construction delays in the development of new restaurants, such as governmental approvals, the availability of sites, and the availability of capital, many of which are beyond our control. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.
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
Our Financial Performance is Affected By Our Ability to Contract with Reliable Suppliers At Competitive Prices.
     In order to maximize operating efficiencies, we have entered into arrangements with food manufacturers and distributors pursuant to which we obtain approximately 85% of the products used by the Company, including pork, poultry, beef, and seafood. We believe that our relationships with our food manufacturers and distributors are excellent. We anticipate no interruption in the supply of product delivered by these companies, however, we have arrangements with several secondary suppliers in the case of a supply disruption. Although we may be able to obtain competitive products and prices from alternative suppliers, an interruption in the supply of products delivered by our food suppliers could adversely affect our operations in the short term.
Pursuant to its Authority to Designate and Issue Shares of Our Stock as it Deems Appropriate, Our Board of Directors May Assign Rights and Privileges to Currently Undesignated Shares Which Could Adversely Affect the Rights of Existing Shareholders.
     Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 12, 2010, we had 9,054,704 shares of common stock outstanding.
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
     The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. The company did not open any restaurants in 2009, however, the restaurants opened in 2008 were approximately 6,000 square feet, and had approximately 175 seats, with an additional 50 seats in the bar, and 32 additional seats on the patio. In addition to this restaurant design, that we currently offer, we have a variety of other development options. We have a 5,000 square foot package that can be built as a free standing building. A 4,000 square foot model that most likely would be constructed as an end cap of a building. Finally a 2,400 square foot design which would be constructed as a counter service location in an existing building. Additionally, we offer lower cost conversion packages that provide our franchisees with flexibility to build in cost effective formats, such as, opportunities to convert existing restaurants into a Famous Dave’s restaurant. In 2009, several franchisee’s successfully converted restaurants and in 2010, we will be converting an existing casual dining restaurant to a company-owned restaurant in Bel Air, Maryland. Due to the flexibility and scalability of our concept, there are a variety of development opportunities available now and in the future. In 2010, we expect to open this company-owned restaurant conversion, and up to eight new franchise-operated restaurants.
     Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 2 to 38 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales.
     Our executive offices are currently located in approximately 23,900 square feet in Minnetonka, Minnesota, under a lease that expires in August 2013, with two five-year renewal options. The minimum annual rent commitment remaining over the base lease term is approximately $3.7 million net of sublease income. For 2010, in an effort to reduce general and administrative expense, we entered into a sublease for

2,100 square feet through the remainder of the base lease term. We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future.
The following table sets forth certain information about our existing company-owned restaurant locations, as of January 3, 2010, sorted by opening date:

		Square	Interior	Owned
	Location	Footage	Seats	or Leased	Date Opened
1	Roseville, MN (3)	4,800	105	Leased	June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased	September 1996
3	Maple Grove, MN	6,100	146	Leased (1)	April 1997
4	Highland Park (St. Paul, MN) (3)	5,200	125	Leased	June 1997
5	Stillwater, MN	5,200	130	Leased (1)	July 1997
6	Apple Valley, MN (3)	3,800	90	Leased (1)	July 1997
7	Forest Lake, MN (3)	4,500	100	Leased	October 1997
8	Minnetonka, MN	5,500	140	Owned (2)	December 1997
9	Plymouth, MN (3)	2,100	49	Owned (2)	December 1997
10	West Des Moines, IA	5,700	150	Leased	April 1998
11	Des Moines, IA	5,800	150	Leased	April 1998
12	Cedar Falls, IA	5,400	130	Leased	September 1998
13	Bloomington, MN	5,400	140	Leased	October 1998
14	Woodbury, MN	5,900	180	Owned (2)	October 1998
15	Lincoln, NE	6,200	185	Owned (2)	December 1999
16	Columbia, MD	7,200	270	Leased	January 2000
17	Annapolis, MD	6,800	219	Leased	January 2000
18	Frederick, MD	5,600	180	Leased	January 2000
19	Woodbridge, VA	6,000	219	Leased	January 2000
20	Vernon Hills, IL	6,660	222	Leased	February 2000
21	Addison, IL	5,000	135	Owned (2)	March 2000
22	Lombard, IL	6,500	233	Leased	July 2000
23	North Riverside, IL	4,700	150	Leased	August 2000
24	Sterling, VA	5,800	200	Leased	December 2000
25	Oakton, VA	4,400	184	Leased	May 2001
26	Laurel, MD	5,200	165	Leased	August 2001
27	Palatine, IL	9,100	249	Leased	August 2001
28	Richmond I (Richmond, VA)	5,400	180	Owned (2)	December 2001
29	Gaithersburg, MD	5,000	170	Leased	May 2002
30	Richmond II (Richmond, VA)	5,200	158	Owned (2)	June 2002
31	Orland Park, IL	5,400	158	Leased	June 2002
32	Tulsa, OK	4,700	180	Owned (2)	September 2002
33	Virginia Commons, VA	5,600	186	Owned (2)	June 2003
34	Chantilly, VA	6,400	205	Leased	January 2006
35	Florence, KY	5,900	217	Leased	January 2006
36	Waldorf, MD	6,600	200	Leased	June 2006
37	Coon Rapids, MN	6,300	160	Owned (2)	December 2006
38	Fredericksburg, VA	6,500	219	Leased	September 2007
39	Owings Mills, MD	6,700	219	Leased	November 2007
40	Bolingbrook, IL	6,600	219	Leased	November 2007
41	Oswego, IL	6,600	219	Leased	December 2007
42	Alexandria, VA	6,600	219	Leased	February 2008
43	Algonquin, IL	6,000	219	Leased	September 2008
44	Greenwood, IN	5,700	184	Leased	October 2008
45	Salisbury, MD	5,400	192	Leased	October 2008
All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.

(2)	Restaurant land and building are owned by the Company.

(3)	Counter service restaurant

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
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          Our common stock has traded on the NASDAQ Stock Market since July 24, 1997 under the symbol DAVE. Currently, our common stock trades on the NASDAQ Global Market. The following table summarizes the high and low sale prices per share of our common stock for the periods indicated, as reported on the NASDAQ Global Market.

	2009		2008
Period	High	Low	High	Low
1st Quarter	$4.41	$2.00	$14.36	$8.55
2nd Quarter	$7.00	$3.02	$11.28	$7.60
3rd Quarter	$7.25	$5.20	$10.81	$5.26
4th Quarter	$7.08	$5.30	$6.69	$2.39
Holders
          As of March 8, 2010, we had approximately 362 shareholders of record and approximately 4,992 beneficial shareholders.
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
Stock Performance Graph
     Below is a line-graph presentation that compares the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by the Company. The following presentation compares the Company’s common stock price for the period from January 2, 2004 through January 3, 2010, to the S&P 500 Stock Index and to a Peer Group Index.
     The Company has elected to create a Peer Group Index in compiling its stock performance graph because it believes a Peer Group Index represents a better comparison, to competitors with similar market capitalization to the Company.
     The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and the Peer Group Index was $100 on January 2, 2005, and that any dividends paid were reinvested in the same security.

Comparison of Five-Year Cumulative Total Return
Among Famous Dave’s of America, Inc., a Peer Group
and the S&P 500 Index
Total Return Analysis

	2004	2005	2006	2007	2008	2009
Famous Dave’s of America	$100.00	$88.39	$129.33	$100.94	$21.57	$47.45
Peer Group*	$100.00	$95.57	$99.40	$68.84	$39.81	$71.70
S&P 500	$100.00	$103.00	$117.03	$122.00	$72.02	$92.01

*	Peer Group includes the following restaurant companies: O’Charley’s, Dine Equity, Landry’s, Red Robin, Ruby Tuesday, Steak n’ Shake, Buffalo Wild Wings, Cracker Barrel, California Pizza Kitchen and PF Chang’s

PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On August 6, 2008, our Board of Directors adopted a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. During the remainder of fiscal 2008 and all of fiscal 2009, we repurchased 107,012 shares under this program for approximately $869,000 at an average market price per share of $6.27, excluding commissions.
     The following table includes information about our share repurchases for the fourth quarter of the fiscal year ended January 3, 2010.

						Maximum Number
						(or Approximate Dollar
				Total Number of Shares		Value) of Shares
				(or Units)		(or Units)
			Average Price Paid per	Purchased as Part of		that May Yet be
	Total Number of Shares		Share(1)	Publicly Announced		Purchased Under the
Period	(or Units) Purchased		(or Unit)	Plans or Programs		Plans or Programs
Month #10 (September 28, 2009 – October 25, 2009)	-0-		$-0-	-0-		924,588	(3)
Month #11 (October 26, 2009 – November 22, 2009)	-0-		$-0-	-0-		924,588	(3)
Month #12 (November 23, 2009 – January 3, 2010)	31,600	(2)	$5.95	31,600	(2)	892,988	(3)

(1)	Excluding commissions.

(2)	Shares purchased under the 1.0 million share publicly announced repurchase plan adopted August 6, 2008.

(3)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted on August 6, 2008.
ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of and for the fiscal years ended January 3, 2010 (fiscal year 2009), December 28, 2008 (fiscal year 2008), December 30, 2007 (fiscal year 2007), December 31, 2006 (fiscal year 2006), and January 1, 2006 (fiscal year 2005) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR
($'s in 000's, except per share data and average weekly sales)	2009(1)		2008	2007	2006	2005

STATEMENTS OF OPERATIONS DATA
Revenue	$136,018		$140,382	$125,873	$116,621	$102,354
Asset impairment and estimated lease termination and other closing costs (2)	$(209)		$(6,912)	$(596)	$(1,136)	$—
Income from operations	$10,514		$2,030	$10,436	$9,243	$8,735
Income tax (expense) benefit	$(2,989)		$119	$(3,100)	$(2,737)	$(2,719)
Net income	$5,701		$389	$6,070	$4,954	$4,425
Basic net income per common share	$0.63		$0.04	$0.61	$0.47	$0.41
Diluted net income per common share	$0.62		$0.04	$0.59	$0.46	$0.40
BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$2,996		$1,687	$1,538	$1,455	$4,410
Total assets	$68,381		$73,401	$73,942	$65,859	$67,426
Long-term debt less current maturities(3)	$17,989		$29,252	$11,693	$13,025	$16,374
Total shareholders’ equity	$32,994		$26,184	$30,400	$36,171	$38,194
OTHER DATA
Restaurant Sales:
Company-owned	$117,934		$122,016	$107,820	$100,026	$89,248
Franchise-operated	$358,696		$355,946	$320,750	$282,160	$212,950
Number of restaurants open at year end:
Company-owned restaurants	45		47	44	41	38
Franchise-operated restaurants	132		123	120	104	88

Total restaurants	177		170	164	145	126
Company-owned comparable store Sales increase (decrease) (4)	(6.3	)%(5)	(2.0)%	2.1%	2.9%	2.9%
Average weekly sales:
Company-owned restaurants	$48,197		$50,685	$50,385	$47,894	$45,072
Franchise-operated restaurants	$53,016		$56,535	$56,727	$58,334	$55,011

(1)	Fiscal 2009 consisted of 53 weeks. Fiscal 2008, 2007, 2006, and 2005 all consisted of 52 weeks.

(2)	Fiscal 2009 primarily reflects closing costs for two company-owned restaurants. Fiscal 2008 reflects impairment charges for 8 restaurants. Four of these have closed and four are still operating. Fiscal 2007 reflects impairment charges associated with one restaurant that is still operating. Fiscal 2006 reflects impairment charges associated with one restaurant and land held for sale: one which was subsequently sold, the other which was subsequently closed.

(3)	Long-term debt additionally includes our line of credit in fiscal 2009 and fiscal 2008. Prior to fiscal 2008, the line of credit was included in current liabilities.

(4)	Our comparable store sales base includes company-owned restaurants that are open year round and have been open more than 24 months.

(5)	For purposes of computing comparable store sales, this computation assumes fiscal 2009 was a 52-week year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are based on information currently available to us as of the date of this Annual Report, and we assume no obligation to update any forward-looking statements except as otherwise required by applicable law. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in Item 1A of and elsewhere in this Annual Report and our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with “Selected Financial Data” above (Item 6 of this Annual Report) and our financial statements and related footnotes appearing elsewhere in this Annual Report.

Overview
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of January 3, 2010, there were 177 Famous Dave’s restaurants operating in 37 states, including 45 company-owned restaurants and 132 franchise-operated restaurants. An additional 94 franchise restaurants were committed to be developed through signed area development agreements at January 3, 2010.
     Impact of the Current Economic Environment – As outlined throughout this Annual Report, the economic recession that existed and impacted our fiscal 2009 operations and plans continue into fiscal 2010. Economic downturns typically impact restaurant traffic significantly as unemployment increases and consumers decrease spending on discretionary items. In fiscal 2009, this environment led to:
•	A 6.3% decline in same store sales for company-operated restaurants and an 8.5% decline in same store sales for franchise-operated restaurants, with decreases in all sales drivers: dine-in, catering and to-go sales.

•	Deteriorating financial health of some franchise partners that resulted in the closure of four franchise restaurants and a slowing of our franchise partners’ development plans.
A further discussion of our strategy to address the current economic environment is contained in the sections that follow.
     Fiscal Year – Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Fiscal 2009, which ended on January 3, 2010, consisted of 53 weeks while fiscal 2008 and fiscal 2007 which ended on December 28, 2008 and December 30, 2007, respectively, each consisted of 52 weeks. Fiscal 2010 which ends on January 2, 2011 will consist of 52 weeks.
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

     Recognition of Franchise-Related Revenue – Initial franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. Franchise royalties are recognized when earned as promulgated by FASB Standards codification for Franchisors.
     Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services, we perform in preparation of executing each area development agreement. Substantially all of these services which include but are not limited to conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, all are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. During 2009, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2009 and will offer the same rate for franchise restaurants that open during 2010.
     Asset Impairment and Estimated Lease Termination and Other Closing Costs – In accordance with FASB Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell.
     Lease Accounting – In accordance with FASB Standards Codification for Leases, we recognize lease expense for our operating leases over the entire lease term including lease renewal options where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectability is considered probable, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance. We record rent expense during the build-out period and classify this expense as pre-opening expenses in our consolidated statements of operations.
     Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $67,000 and $457,000 at January 3, 2010 and December 28, 2008, respectively. The allowance balance decreased from the prior year primarily due to a couple of significant events in 2009. In 2008, we reserved approximately $300,000 for a franchise accounts receivable when management deemed collection of this receivable doubtful. Subsequently, in 2009, this receivable and associated reserve was written off. Additionally, in 2009, based on the final ruling of the bankruptcy courts, two of our franchisee’s accounts receivable balances were deferred. According to the rulings, each franchisee is to make payments in monthly installments and, accordingly, its receivable, along with the accompanying allowance, was reclassified to short-term or long-term, respectively based on its maturity dates. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, and annual financial information, which the franchisees are required to submit to us, as well as other variances.
     Income Taxes – We provide for income taxes based on our estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. Accrual for uncertain tax positions are accounted for under FASB Standards Codification of Income Taxes. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgment including estimating the amount, timing, and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.
Results of Operations
     Revenue – Our revenue consists of four components: company-owned restaurant sales, franchise-related revenue from royalties and franchise fees, licensing revenue from the retail sale of our sauces and rubs, and other revenue from the opening assistance we provide to franchise partners. We record restaurant sales at the time food and beverages are served. Our revenue recognition policies for franchising are discussed under “Recognition of Franchise-Related Revenue” above. Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. We record sales of merchandise items at the time items are delivered to the customer.
     We have a licensing agreement for our retail products, with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Based on achievement of the required minimum product sales, the agreement will be in force until April 2015 at which time these levels will be re-evaluated.
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
     The following table presents items in our consolidated statements of operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years (3):

	2009	2008	2007
Food and beverage costs (1)	30.1%	30.8%	30.1%
Labor and benefits (1)	31.4%	31.3%	30.3%
Operating expenses (1)	26.7%	26.6%	25.6%
Depreciation & amortization (restaurant level) (1)	3.9%	4.1%	4.2%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%
Asset impairment and estimated lease termination and other closing costs (1)	0.2%	5.7%	0.6%
General and administrative (2)	11.8%	11.8%	12.4%
Pre-opening expenses & net loss on disposal of property (1)	—	0.9%	1.5%

Total costs and expenses (2)	92.3%	98.6%	91.7%

Income from operations (2)	7.7%	1.4%	8.3%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which had net income of $4,000, $5,000, and a net loss of $60,000, respectively, in fiscal years 2009, 2008 and 2007. Our Rib Team travels around the country introducing people to our brand of barbeque and builds brand awareness.
Fiscal Year 2009 Compared to Fiscal Year 2008
     Total Revenue – Total revenue of approximately $136.0 million for fiscal 2009 decreased approximately $4.4 million or 3.1% from total revenue of approximately $140.4 million for fiscal 2008. Fiscal 2009 consisted of 53 weeks, while fiscal 2008 consisted of 52 weeks.
     Restaurant Sales – Restaurant sales were approximately $117.9 million for fiscal 2009 and approximately $122.0 million for fiscal 2008. Fiscal 2009 sales results included a restaurant sales decline of 3.3%, primarily reflecting a comparable sales decrease of 6.3%, partially offset by a weighted average price increase of 2.3%. The 2009 comparable sales decline reflects continued sales pressure in all three of our sales levers: dine-in, To-Go, and catering, resulting primarily from changes in consumer spending in the casual dining industry initiated largely by the recession. Of the 6.3% fiscal 2009 comparable sales decline, dine-in represented 3.4%, To-Go accounted for 1.5%, and catering comprised 1.4%. During fiscal 2009, our category leadership in off-premise sales declined due to the sluggishness in the economy, as businesses and consumers have continued to be conscious of the discretionary dollars they spend. Catering and “TO GO” accounted for approximately 31.1% of sales in fiscal 2009, compared with approximately 32.4% of sales in fiscal 2008.
     Franchise-Related Revenue – Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue for fiscal 2009 was approximately $17.1 million, a 2.3% decrease when compared to franchise-related revenue of approximately $17.5 million for the same period in fiscal 2008. Royalties, which are based on a percent of franchise-operated restaurants’ net sales, decreased 0.7% during fiscal 2009. This decrease reflected the full year impact of higher sales level of franchise restaurants that opened in fiscal 2008, in addition to the net nine new franchise restaurants opened during fiscal 2009, offset by a comparable sales decrease of 8.5%. Fiscal 2009 included 6,758 franchise operating weeks, compared to 6,296 franchise operating weeks in fiscal 2008. There were 132 franchise-operated restaurants open at January 3, 2010, compared to 123 at December 28, 2008.
     Licensing and Other Revenue – Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades, seasonings, and other items. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal 2009, the licensing royalty income was approximately $523,000 compared to approximately $408,000 for fiscal 2008. During fiscal 2010, as a result of continued growth in our restaurant base and expanded markets, we expect to see licensing revenue increase slightly compared to fiscal 2009 levels.
     Other revenue for fiscal 2009 was approximately $448,000, compared to approximately $440,000 in fiscal 2008. The amount of other revenue is expected to decline compared to fiscal 2009 based on the level of opening assistance we expect to provide for a lower number of franchise openings planned for fiscal 2010.
     Same Store Net Sales – It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 24 months. At the end of fiscal 2009 and fiscal 2008, there were 37 and 35 restaurants, respectively, included in this base. Same store net sales for fiscal 2009 decreased approximately 6.3%, compared to fiscal 2008’s decrease of approximately 2.0%. The decrease in same store net sales reflects slower traffic in all three of our sales drivers: dine-in, to-go, and catering.
     Same store net sales for franchise-operated restaurants decreased approximately 8.5% in 2009. The negative comparable sales trend reflects the economic challenges being faced across the country and in many of our franchise markets. Of the 8.5% fiscal 2009 decline, seven states, representing 38 franchise-operated restaurants, accounted for over half of the decline. Additionally, we saw a shift in the states with the largest declines from 2009 compared to 2008 due to changes in the geographic impact of the recession. For fiscal 2009 and fiscal 2008, there were 90 and 74 restaurants, respectively, included in franchise-operated comparable sales.
     Average Weekly Net Sales – The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2009 and fiscal 2008:

	Fiscal Years Ended
	January 3,	December 28,
	2010	2008
Company-Owned	$48,197	$50,685
Full-Service	$49,840	$52,744
Counter-Service	$35,413	$36,911
Franchise-Operated	$53,016	$56,535
     Food and Beverage Costs – Food and beverage costs for fiscal 2009 were approximately $35.5 million or 30.1% of net restaurant sales compared to approximately $37.6 million or 30.8% of net restaurant sales for fiscal 2008. Results for fiscal 2009 reflect lower contract pricing for many of our core proteins. Our adult beverage sales at our company-owned restaurants in fiscal 2009 and fiscal 2008 were approximately 9% as a percentage of dine-in sales. We have determined that we are limited in our ability to “grow the bar” in the majority of our locations due to the fact that many of our locations have little to no designated bar, and some restaurants only have beer and wine licenses. During 2010, we will be evaluating various changes to our bar offerings as well as providing pairing suggestions to accompany our LTO offerings.
     Approximately 85% of our food and non-alcoholic beverage purchases are on contract. Pork represents approximately 31.0% of our total purchases, while chicken is approximately 13.0%, beef, which includes hamburger and brisket, is approximately 9.0%, and seafood is approximately 2.0%. We are protected on our pork contract throughout 2010, and will benefit from an approximate 3.5% price decrease compared to fiscal 2009. However, we will continue to watch the pork market closely to determine if there are opportunities to blend and extend pricing, should we see increases on the horizon with regard to the pricing environment for 2011. Our chicken pricing is firm through December of 2010 at a price increase of approximately 2.5% over fiscal 2009. Our brisket contract extends through May 2010 at a price increase of approximately 5.7% compared to the pricing we paid in early 2010. We will watch the market closely as we move through the rest of the year to capitalize on favorable pricing opportunities. We currently anticipate an average price decrease of 1.0%, compared to 2009, in hamburger prices from our two suppliers, who are on contract through June and September, respectively. Our salmon and cod contracts are locked in through June of 2010, and our catfish and shrimp contracts are locked in through December of 2010, all at a blended price increase of approximately 4.1% over fiscal 2009. Lastly, in 2010, we currently anticipate an approximate 2.0% price decrease for our side items when compared to the prior year due to our continued focus on reducing overall food costs.
     All of the Company-owned restaurants transitioned to a new food distributor in November of 2009, and we will be completing this transition throughout our franchise system in early 2010. The new distributor will give us more flexibility to maximize freight savings and to optimize our distribution network. We anticipate that these savings will begin to be realized over the next several months and throughout 2010.
     We have continued our focus on identifying dual source suppliers for our 15 most critical items, and today, we have contracted a majority of those items. As we continue into 2010, we will expand our process of finding additional sources for items such as chicken, sauces, and seasonings when advantageous buying opportunities arise.
     As a result of all of the initiatives just mentioned, for the fiscal 2010 timeframe, we anticipate an approximate 70 – 80 basis point decrease in our food and beverage costs as a percent of sales year over year.
     Labor and Benefits – Labor and benefits at the restaurant level were approximately $37.0 million or 31.4% of net restaurant sales in fiscal 2009 compared to approximately $38.2 million or 31.3% of net restaurant sales in fiscal 2008. The slight increase in the percentage was a result of sales deleverage partially offset by a reduction in our labor matrix in early 2009 and the additional sales of the 53rd week of fiscal 2010, which positively impacted our fixed labor costs. For 2010, we expect labor and benefits costs as a percentage of sales, to be essentially flat to fiscal 2009’s percentage, due to sales leverage from the recently acquired restaurants, offset by the loss of the 53rd week.
     Operating Expenses – Operating expenses for fiscal 2009 were approximately $31.5 million or 26.7% of net restaurant sales compared to approximately $32.5 million or 26.6% of net restaurant sales for fiscal 2008. The slight increase was due to sales deleverage and increased occupancy costs due to the three restaurants added in late 2008. These were partially offset by utility and advertising cost savings in 2009. In 2009, advertising, as a percent of sales, was approximately 3.4% compared to 3.7% for the prior year.
     The Company has kept the 2010 national ad fund contribution flat to 2009, at 0.5%. We expect that in 2010, advertising expense will be approximately 3.5% of net sales, including the 0.5% contribution to the National Ad Fund.

     Primarily as a result of the recently acquired restaurants, we are projecting operating expenses as a percentage of net sales for fiscal 2010 to be approximately 80 – 90 basis points higher than 2009’s percentage. During our due diligence, we discovered that there were multiple one-time repairs requiring investments in these locations. Additionally, our guests and associates are our main focus, and as such, we anticipate allocating additional supervisory dollars for a period of time to ensure a successful transition. Lastly, the seven restaurants carry higher restaurant occupancy costs which will impact this percentage.
     Depreciation and Amortization – Depreciation and amortization for fiscal 2009 was approximately $5.2 million, or 3.8% of total revenue, compared to approximately $5.5 million, or 4.0% of total revenue for fiscal 2008. For fiscal 2009, depreciation and amortization expense was approximately $331,000 less than 2008, due to 2008 impairment charges and a reduction in capital spending year over year. For 2010, we expect depreciation to be 10 basis points unfavorable to flat as a percentage of total revenue, as compared to 2009, due to the increased capital spending for our existing and newly acquired restaurants.
     General and Administrative Expenses – General and administrative expenses totaled approximately $16.1 million or 11.8% of total revenue in fiscal 2009 compared to approximately $16.5 million or 11.8% of total revenue in fiscal 2008. In fiscal 2009, general and administrative expenses included approximately $832,000, for stock-based compensation expense related to our performance share programs, options expense from FASB Standards Codification for Stock Compensation, and the issuance of shares to our Board of Directors for service during fiscal 2009. In fiscal 2008, general and administrative expenses included approximately $694,000 for stock-based compensation expense. Excluding bonus and stock-based compensation expense, the percentage would have been 10.0% for fiscal 2009 and 11.1% for fiscal 2008. The decrease in the percentage excluding bonus and stock-based compensation compared to prior year primarily reflects our prudent cost control over general administrative expenses in 2010. This was slightly offset by approximately $79,000 of unanticipated due diligence expenses incurred in fiscal 2009 associated with the acquisition of seven franchise restaurants in New York and New Jersey, completed in March 2010. Under current accounting guidance, costs associated with acquisitions are required to be expensed as incurred.
     We intend to remain vigilant in controlling our general and administrative expenses will continue into 2010. We expect general and administrative expenses as a percentage of revenue, with full accrual for bonus achievement, will be approximately 60 — 70 basis points favorable to 2009’s percentage. This is primarily due to sales leverage from the recently acquired restaurants partially offset by the loss of revenue from the 53rd week. Additionally, we will have approximately $255,000 of estimated acquisition costs, related to our recent acquisition included in general and administrative expenses for 2010.
     In 2010, we anticipate stock-based compensation, as it relates to performances shares, to significantly increase over the prior year due to a higher stock price and a lower anticipated forfeiture rate. For fiscal 2010, we expect stock-based compensation to be approximately $1,092,000, as follows (in thousands):

	Restricted Stock
Performance Shares	Units	Board of Directors Shares	Total
$724	$136	$232	$1,092
     Given the limited number of shares that remain available for issuance under our 2005 Stock Incentive Plan, we will compensate the board of directors with cash, in lieu of common stock beginning in May 2010. Cash compensation for the board of directors will be approximately $218,000. We anticipate total board of director and stock-based compensation to be approximately $1.3 million in fiscal 2010.

     Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In accordance with FASB Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events and situations for fiscal 2009 and fiscal 2008.
2009 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount

Various	Costs for closed restaurants(1)	$231
Various	Gain on lease terminations (2)	(162)
Software	Asset impairment (3)	129
Various	Other	11

Total for 2009		$209

(1)	The Company incurred costs for the following closed restaurants: Snellville, Georgia, Alpharetta, Georgia, and Marietta, Georgia, which all closed in 2008. Additionally, there were costs for West St. Paul, Minnesota and Naperville, Illinois which were closed in 2009.

(2)	During the year, the Company negotiated lease buyouts for two Georgia locations, for a restaurant that closed in fiscal year 2006, and negotiated a lease termination settlement for a restaurant site where construction had never commenced. Total termination fees were $1,313,000 less lease reserves of $1,475,000 for a net gain of $162,000.

(3)	In accordance with FASB Standards Codification for Property, Plant and Equipment, the asset impairment charge, which was recorded in the third quarter of fiscal 2009, was related to a software product that was replaced with an alternative solution prior to implementation.

2008 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurant	Reason	Amount

Carpentersville	Store closure (net of deferred rent credits) (1)	$177
Calhoun	Asset impairment (2)	1,057
Naperville	Asset impairment (2)	1,001
Atlanta	Asset impairment and lease reserve(2)(3)	4,043
Stillwater	Asset impairment (2)	188
Vernon Hills	Asset impairment (2)	332
Two Prospective Restaurants	Site costs for restaurants that were not opened(4)	105
Various	Other	9

Total for 2008		$6,912

(1)	The Company closed this restaurant in conjunction with the opening of a new prototype restaurant within four miles of the existing restaurant, supporting the company’s strategy to reposition legacy restaurants in markets when opportunities arise. The Company negotiated a lease buyout for this location and another location in the Chicago market that had been previously closed for a total of $80,000. The agreement with the landlord for these two locations was subject to a bankruptcy judge’s final approval, which was obtained in the third quarter of 2009. The final settlement was contained in the $1.3 million lease termination fees paid in 2009.

(2)	In accordance with FASB Standards Codification for Property Plant and Equipment, based on the Company’s assessment of expected cash flows from this location over the remainder of the respective lease terms.

(3)	Includes the three restaurants in the Atlanta market which were acquired by the company from a franchisee for amounts due that were subsequently closed. The lease reserve was recorded in accordance with FASB Standards Codification for Exit and Disposal Cost Obligations, and equals the net present value of the remaining lease obligations for the 3 closed Atlanta restaurants, net of zero expected sublease income.

(4)	Write off of failed site preparation costs for two locations that the Company decided not to open.
     Pre-opening Expenses — During fiscal 2009, we had no pre-opening expenses. During fiscal 2008, we had approximately $1.1 million in pre-opening expenses, related to the opening of four company-owned restaurants in 2008. As we look to 2010, we will be opening one Company-owned restaurant in Bel Air, Maryland, a suburb of Baltimore, with estimated pre-opening costs of $290,000, including pre-opening rent of approximately $75,000.
     Loss on Early Extinguishment of Debt — During 2009, we elected to repay five notes prior to their expiration, related to two of our Minnesota restaurants and three of our Virginia restaurants. These notes had annual interest rates ranging from 8.10% to 10.53% and were originally due between February 2020 and October 2023. A total of approximately $7.1 million was paid to retire these notes early. Included in the debt retirement payment was a pre-payment penalty of approximately $350,000 reflected as a loss on early extinguishment of debt in our consolidated statements of operations. We recorded a non-cash charge of approximately $159,000 to write-off associated deferred financing fees as a result of the early repayment, also reflected as early extinguishment of debt in our consolidated statement of operations.
     Interest Expense — Interest expense totaled approximately $1.4 million or 1.1% of total revenue for fiscal 2009, compared to approximately $2.0 million or 1.4% of total revenue for fiscal 2008. This category includes interest expense for notes payable, financing lease obligations and the interest for deferrals made under our non-qualified deferred compensation plan. Due to the early payoff of five high-rate, long-term notes, lower balances and lower interest rates on our line of credit year over year, our interest expense in 2009 decreased 27% from the prior year. For 2010, we expect interest expense to be approximately 20 — 30 basis points lower, as a percentage of revenue, due to early debt repayments made in 2009 and sales leverage from the recently acquired restaurants, partially offset by estimated moderate increases in interest rates and anticipated increases in our line of credit balance during 2010. Additionally, as a result of the recent acquisition, we obtained a term loan for approximately $6.8 million that has a seven year term, a 5.0% annual amortization with a balloon payment in year 7, and bears interest at LIBOR plus 225 basis points. There is no prepayment penalty associated with this term loan. In connection with this term loan, the Company has amended its existing Credit Agreement with Wells Fargo Bank, N.A. to address future covenant requirements to ensure compliance as a result of the additional indebtedness. We incurred approximately $25,000 for debt financing costs associated with the amended and restated credit agreement which will be deferred and amortized over the remaining term of the agreement. Our line of credit had a balance of $13.5 million as of January 3, 2010.
     Interest Income — Interest income was approximately $129,000 and $246,000 for fiscal 2009 and fiscal 2008, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect fiscal 2010 interest income to be essentially flat compared to fiscal 2009.
     Income Tax Expense/Benefit — We recorded income tax expense during fiscal 2009 of approximately $3.0 million which compares to a benefit of approximately $119,000 in fiscal 2008. We utilized $2,599,000 of federal and state net operating loss carry forwards in fiscal 2009 as compared to approximately $529,000 in fiscal 2008. Utilization of state net operating losses will be achieved through offsetting tax liabilities generated through earnings. We did not utilize any general business credit carry forwards in fiscal 2009 or fiscal 2008. We estimate a 34.3% effective tax provision rate for fiscal 2010 due to a lower effective state tax rate.
     Basic and Diluted Net Income Per Common Share — Net income for fiscal 2009 was approximately $5.7 million or $0.63 per basic common share on approximately 9,114,000 weighted average basic shares outstanding compared to net income of approximately $389,000 or $0.04 per basic common share on approximately 9,406,000 weighted average basic shares outstanding for fiscal 2008.
     Diluted net income per common share for fiscal 2009 was $0.62 per common share on approximately 9,211,000 weighted average diluted shares outstanding compared to $0.04 per common share on approximately 9,542,000 weighted average diluted shares outstanding for fiscal 2008.
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
     Franchise-Related Revenue — Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue for fiscal 2008 was approximately $17.5 million, a 2.8% increase when compared to franchise-related revenue of approximately $17.0 million for the same period in fiscal 2007, reflecting increased royalties. Royalties, which are based on a percent of franchise-operated restaurants’ net sales, increased 8.3% during fiscal 2008. This increase reflected the full year impact of higher sales levels of franchise restaurants that opened in fiscal 2007, in addition to the net three new franchise restaurants opened during fiscal 2008, offset by a comparable sales decrease of 3.6% in 2008 compared to a decrease of 3.3% in 2007. Fiscal 2008 included 6,296 franchise operating weeks, compared to 5,654 franchise operating weeks in fiscal 2007. There were 123 franchise-operated restaurants open at December 28, 2008, compared to 120 at December 30, 2007.
     Licensing and Other Revenue — Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades, seasonings, and other items. Other revenue includes opening assistance and training we provide to our franchise partners. For fiscal 2008, the licensing royalty income was approximately $408,000 compared to approximately $334,000 for fiscal 2007.

     Other revenue for fiscal 2008 was approximately $440,000, compared to approximately $678,000 in fiscal 2007. The amount of other revenue declined due to a down turn in the economy, thus slowing franchise restaurant openings.
     Same Store Net Sales — It is our policy to include in our same store net sales base, restaurants that are open year round and have been open for at least 24 months. At the end of fiscal 2008 and fiscal 2007, there were 35 and 36 restaurants, respectively, included in this base. Same store net sales for fiscal 2008 decreased approximately 2.0%, compared to fiscal 2007’s increase of approximately 2.1%. The decrease in same store net sales reflected slower traffic in all three of our sales drivers: dine-in, to-go, and catering. Same store net sales for franchise-operated restaurants for fiscal 2008 decreased approximately 3.6%, compared to a decrease of approximately 4.0% for the prior year comparable period. Much of the decline in fiscal 2008 was explained by a weak national economy. Restaurants in four states accounted for almost 54% of the decline of our franchise comparable sales. For fiscal 2008 and fiscal 2007, there were 74 and 56 restaurants, respectively, included in franchise-operated comparable sales.
     Average Weekly Net Sales — The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2008 and fiscal 2007:

	Fiscal Years Ended
	December 28,	December 30,
	2008	2007
Company-Owned	$50,685	$50,385
Full-Service	$52,744	$52,326
Counter-Service	$36,911	$39,051
Franchise-Operated	$56,535	$56,727
     Food and Beverage Costs — Food and beverage costs for fiscal 2008 were approximately $37.6 million or 30.8% of net restaurant sales compared to approximately $32.4 million or 30.1% of net restaurant sales for fiscal 2007. Results for fiscal 2008 reflected higher contract pricing for many of our core proteins, partially offset by the favorable impact from the realization of vendor rebates of approximately $501,000 in fiscal 2008 that had previously been given to the National Ad Fund. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants in fiscal 2008 and fiscal 2007 were approximately 9%.
     Labor and Benefits — Labor and benefits at the restaurant level were approximately $38.2 million or 31.3% of net restaurant sales in fiscal 2008 compared to approximately $32.7 million or 30.3% of net restaurant sales in fiscal 2007. The increase in labor and benefits reflected higher labor costs, partially due to higher health insurance claims and increases in various state and federal minimum wages, slightly offset by lower workers compensation insurance costs. The takeover of the Atlanta restaurants in July 2008 had an approximate 10 basis point impact on labor costs year over year. Also, we experienced inefficiencies in the form of higher labor costs associated with opening three new company-owned restaurants late in fiscal 2008.
     Operating Expenses — Operating expenses for fiscal 2008 were approximately $32.5 million or 26.6% of net restaurant sales compared to approximately $27.5 million or 25.6% of net restaurant sales for fiscal 2007. The increase in fiscal 2008 restaurant operating expenses was due to higher utility, supplies, and repairs and maintenance costs. Additionally, sales deleverage on fixed occupancy costs also played a role, contributing approximately 30 basis points of the year over year difference.
     Depreciation and Amortization — Depreciation and amortization for fiscal 2008 was approximately $5.5 million, or 4.0% of total revenue, compared to approximately $5.0 million, or 4.0% of total revenue for fiscal 2007. Depreciation and amortization increased by $285,000 due to new capital deployed in the opening of four new company-owned restaurants in 2008.

     General and Administrative Expenses — General and administrative expenses totaled approximately $16.5 million or 11.8% of total revenue in fiscal 2008 compared to approximately $15.6 million or 12.4% of total revenue in fiscal 2007. In fiscal 2008, general and administrative expenses included approximately $694,000, for stock-based compensation expense as related to our performance share programs, options expense from FASB Standard Codification for Compensation-Stock Compensation, and the issuance of shares to our Board of Directors for service during fiscal 2008. In fiscal 2007, general and administrative expenses included approximately $820,000 for stock-based compensation expense. The departure of our prior CEO in December 2007 resulted in the recapture of approximately $920,000 in stock-based compensation. Excluding stock-based compensation expense, the percentage would have been 11.3% for fiscal 2008 and 11.7% for fiscal 2007. The decrease in the percentage excluding stock-based compensation compared to prior year, primarily reflects the recapture of bonus related to our CEO who left the company in September 2008, another position at the executive level that remained open for the entire fourth quarter of 2008, in addition to other savings.
     There was no bonus payout on 2008 earnings performance. At year end, we recorded a reserve of approximately $269,000 in corporate severance and outplacement assistance for corporate headquarters staff. The balance in the reserve at year end was $207,000, and was paid out within the first six months.
     Asset Impairment and Estimated Lease Termination and Other Closing Costs
     During fiscal 2008, there were several situations requiring the recording of charges for asset impairment, estimated lease termination and other closing costs. In accordance with FASB Standard Codification for Property, Plant and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. See below for a summary of these events and situations for fiscal 2008 and fiscal 2007.

2008 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurant	Reason	Amount

Carpentersville	Store closure (net of deferred rent credits) (1)	$177
Calhoun	Asset impairment (2)	1,057
Naperville	Asset impairment (2)	1,001
Atlanta	Asset impairment and lease reserve(2)(3)	4,043
Stillwater	Asset impairment (2)	188
Vernon Hills	Asset impairment (2)	332
Two Prospective Restaurants	Site costs for restaurants that were not opened(4)	105
Various	Other	9

Total for 2008		$6,912

(1)	The Company closed this restaurant in conjunction with the opening of a new prototype restaurant within four miles of the existing restaurant, supporting the company’s strategy to reposition legacy restaurants in markets when opportunities arise. The Company negotiated a lease buyout for this location and another location in the Chicago market that had been previously closed for a total of $80,000. The agreement with the landlord for these two locations was subject to a bankruptcy judge’s final approval, which was obtained in the third quarter of 2009. The final settlement was contained in the $1.3 million lease termination fees paid in 2009.In accordance with FASB Standard Codification for Property, Plant and Equipment based on the Company’s assessment of expected cash flows from this location over the remainder of the respective lease terms.

(2)	Includes the three restaurants in the Atlanta market which were acquired by the company from a franchisee for amounts due that were subsequently closed. We do not expect to incur any significant additional costs related to these locations. The lease reserve was recorded in accordance with FASB Standard Codification for Exit and Disposal Cost Obligations, and equals the net present value of the remaining lease obligations for the three closed Atlanta restaurants, net of zero expected sublease income.

(3)	Write off of failed site preparation costs for two locations that the Company decided not to open.
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

     Income Tax Benefit/Expense — We recorded a benefit for income taxes during fiscal 2008 of approximately $119,000 which compared to expense of approximately $3.1 million in fiscal 2008. We utilized $529,000 of federal and state net operating loss carry forwards in fiscal 2008 as compared to approximately $2.4 million in fiscal 2007. Utilization of state net operating losses will be achieved through offsetting tax liabilities generated through earnings. We utilized no general business credit carry forwards in fiscal 2008 and $1.3 million of general business credit carry forwards in fiscal 2007. The resulting tax benefit reflects a lower level of pre-tax income and a higher amount of business credits.
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
Financial Condition, Liquidity and Capital Resources
     As of January 3, 2010, our Company held unrestricted cash and cash equivalents of approximately $3.0 million compared to approximately $1.7 million as of December 28, 2008. Our cash balance reflects net debt repayment of approximately $11.5 million and the purchases of property, equipment, and leasehold improvements for approximately $2.0 million during the year ended January 3, 2010.
     Our current ratio, which measures our immediate short-term liquidity, was 1.0 at January 3, 2010 compared to 1.1 at December 28, 2008. The current ratio is computed by dividing total current assets by total current liabilities. The change in our current ratio was primarily due to increased current liabilities resulting from a higher accrued bonus at the end of the 2009 fiscal year, partially offset by a lower accounts payable balance resulting from a fifty-third week in fiscal 2009. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.
     Net cash provided by operations for each of the last three fiscal years was approximately $14.5 million in fiscal 2009, $11.2 million in fiscal 2008, and $13.0 million in fiscal 2007. Cash generated in fiscal 2009 was primarily from net income of approximately $5.7 million, depreciation and amortization of approximately $5.2 million, and increased accrued compensation and benefits of approximately $2.0 million. These increases were partially offset by a decrease in deferred taxes of approximately $1.8 million a decrease in accounts payable of approximately $1.7 million, and a decrease in other liabilities of approximately $1.0 million.
     Cash generated in fiscal 2008 was primarily from net income of approximately $389,000, asset impairment, estimated lease termination and other closing costs of approximately $6.9 million and depreciation and amortization of approximately $5.5 million. These increases were partially offset by a decrease in accounts payable of approximately $1.7 million, a decrease in accrued compensation and benefits of approximately $909,000 and a decrease in deferred income taxes of approximately $542,000.
     Cash generated in fiscal 2007 was primarily from net income of approximately $6.1 million, depreciation and amortization of approximately $5.0 million, the utilization of our deferred tax asset of approximately $1.8 million, stock-based compensation of approximately $838,000, an asset impairment of approximately $597,000 related to one company-owned location, and a loss on disposal of approximately $465,000. These increases were partially offset by an approximate $1.8 million increase in accounts receivable, and an approximate $507,000 decrease in accrued compensation and benefits.

     Net cash used for investing activities for each of the last three fiscal years was approximately $1.9 million in fiscal 2009, $10.5 million in fiscal 2008, and $12.3 million in fiscal 2007. In 2009, our cash spend on fixed assets was approximately $2.0 million, we also had approximately $300,000 in accrued fixed asset charges at the end of the year for projects in process that had not been paid for. Additionally, a portion of our corporate infrastructure projects, originally planned to occur in fiscal 2009, were moved to fiscal 2010. In fiscal 2008, we used approximately $8.7 million for the construction of our Alexandria, Virginia, Salisbury, Maryland, Algonquin, Illinois, and Greenwood, Indiana restaurants and $1.8 million for continued maintenance and other infrastructure projects. In fiscal 2007, we used approximately $14.3 million primarily for the construction of our Fredericksburg, Virginia, Oswego, Illinois, Bolingbrook, Illinois, Owings Mills, Maryland and Alexandria, Virginia restaurants and other infrastructure projects. This was partially off-set by proceeds of approximately $1.8 million from the sale of our Rogers, Arkansas company-owned restaurant to a franchisee. We expect total 2010 capital expenditures to be approximately $5.5 million, primarily reflecting continued investments in our existing restaurants, capital expenditures planned for the seven restaurants acquired in March 2010, reimaging of existing restaurants, the conversion costs of the Bel Air, Maryland restaurant, and investments in corporate infrastructure systems.
     Net cash used for financing activities was approximately $11.3 million in fiscal 2009, $542,000 in fiscal 2008, and $586,000 in fiscal 2007. In fiscal 2009, we had draws on our line of credit of approximately $9.0 million and had repayments of approximately $13.5 million. The maximum balance on our line of credit during fiscal 2009 was $18.0 million. Additionally, we repaid $7.0 million of high interest rate debt. In fiscal 2008, we repurchased 592,956 of our shares, representing the culmination of our fourth authorization and beginning of our fifth, for approximately $5.1 million, including commissions. We had draws of approximately $26.0 million on our line of credit and had repayments of $21.0 million. The maximum balance on our line of credit during fiscal 2008 was $20.0 million. In addition, we repaid $383,000 of debt. In fiscal 2007, we repurchased 871,000 of our shares, representing the culmination of our third authorization and approximately half of the fourth, for approximately $14.2 million, including commissions. We had draws of approximately $19.5 million on our line of credit and had repayments of approximately $6.5 million. In addition, we repaid $1.4 million of debt. We also received approximately $1.4 million from the exercise of stock options upon the departure of our Chief Executive Officer in December 2007.
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
     During fiscal 2009, the Company reclassified the balance on its line of credit from short-term to long-term debt on its balance sheet, with a maturity date of the facility of May 1, 2013. Previously, the line of credit was classified as a current liability due to subjective acceleration provisions in the Credit Agreement. While the subjective acceleration language is still present in the credit agreement, the Company is in a strong financial position due to the recent $11.5 million debt pay down of the long-term notes, our line of credit, and five solid years of positive earnings. Additionally, the Company has had no occurrences of default for which a waiver was not obtained. Therefore, the likelihood of acceleration is deemed remote. Based on the Company’s strong financial position and for comparability purposes, the Company has reclassified the prior year’s line of credit balance to a long-term liability.
     If the bank were to call the line of credit prior to expiration, the Company believes there are multiple options available to obtain other sources of financing. While possibly at different terms, the Company believes there would be other lenders available and willing to finance a new credit facility. Additionally, in 2009, the Company paid off approximately $7.0 million of long-term mortgage debt. As such, the Company could leverage these restaurants by entering into sale leaseback transactions to provide additional cash to the Company.

     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at January 3, 2010) plus 1.5% or Wells Fargo’s prime rate (3.25% at January 3, 2010). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of January 3, 2010, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the agreement).
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At January 3, 2010 we had $13.5 million in borrowings under this Facility. We had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded workers’ compensation insurance policy, and $255,000 in letters of credit for real estate locations. We were in compliance with all covenants as of January 3, 2010.
     Due to the impairment charges and lease termination fees recorded during fiscal 2008, we were not in compliance with the adjusted leverage ratio covenant under the Facility. We amended our credit agreement to change the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. Additionally, we were also not in compliance with the franchise royalty receivable covenant as of December 28, 2008. After receipt of the waivers, we were in compliance with all covenants under the Facility as of December 28, 2008. We paid fees of approximately $45,000 related to the amendment, which were deferred during the first quarter of 2009 and are being amortized over the remaining life of the facility.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     On March 4, 2010, the Company financed its acquisition of seven franchise locations with a $6.8 million term loan from Wells Fargo Bank, N.A. This loan has a seven year term, bears interest at LIBOR plus 225 basis points and has no prepayment penalties associated with it. In connection with this term loan, the Company has amended its existing Credit Agreement to address future covenant requirements to ensure compliance as a result of the additional indebtedness. Additionally, the Company incurred approximately $25,000 for debt financing costs associated with the amended and restated credit agreement which will be deferred and amortized over the remaining term of the agreement.
     In addition to commitments we have related to our operating lease obligations, we also have required payments on our outstanding debt and financing leases, including principal and interest. The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

Contractual Obligations

(in thousands)
Payments Due by Period
(including interest)	Total	2010	2011	2012	2013	2014	Thereafter
Financing Leases	$6,089	$603	$622	$628	$647	$653	$2,936
Line of Credit	13,500	—	—	—	13,500	—	—
Operating Lease Obligation	88,739	4,489	4,421	4,212	4,253	4,225	67,139
Sublease Income	(94)	(20)	(27)	(28)	(19)	—	—

Total	$108,234	$5,072	$5,016	$4,812	$18,381	$4,878	$70,075

     See Notes 6 and 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.
Off-Balance Sheet Arrangements
     Our Company does not have any off-balance sheet arrangements (as such term is defined in Item 303 of regulation S-K) that are reasonably likely to have a current or future effect on our financial condition or changes in financial condition, operating results, or liquidity.
Income Taxes
     At January 3, 2010, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $700,000 for state purposes, which if not used will begin to expire in fiscal 2019. This amount will be adjusted when we file our fiscal 2009 income tax returns in 2010. In addition, we had cumulative tax credit carry forwards of approximately $2.2 million, which if not used, will begin to expire in fiscal 2024.
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
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of our Company as of January 3, 2010 was approximately $18.0 million, including financing lease obligations. Of the outstanding long-term debt, $4.5 million was subject to a fixed interest rate. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

     Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control these risks. In 2009, we continued our focus on identifying dual source suppliers for all 15 of our most critical items and have contracted a majority of those items. As we continue into 2010, we are expanding our process of finding additional sources for other items such as our chicken, sauces, and seasonings when advantageous buying opportunities arise. Additionally, we believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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
Management’s Report on Internal Control over Financial Reporting
     Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our Management assessed the effectiveness of our internal control over financial reporting as of January 3, 2010. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our Management has concluded that, as of January 3, 2010, our internal control over financial reporting is effective based on these criteria.
     Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
Securities Authorized for Issuance under Equity Compensation Plans
     The Company maintains the 1995 Stock Option and Compensation Plan (the “Management Plan”), the 1997 Employee Stock Option Plan (the “Employee Plan”), the 1998 Director Stock Option Plan (the “Director Plan”) and the 2005 Stock Incentive Plan (the “2005 Plan”). We have also granted stock incentives outside of these equity compensation plans in limited situations. The Management Plan prohibits the granting of incentives after December 29, 2005, the tenth anniversary of the date the Management Plan was approved by the Company’s shareholders. Similarly, the Employee Plan prohibits the granting of incentives after June 24, 2007, the tenth anniversary of the date the Employee Plan was approved by the Company’s board of directors. The Director Plan prohibits the granting of incentives after June 10, 2008, the tenth anniversary of the date the Director Plan was approved by the Company’s shareholders. As such, no further grants of incentives may be made under the Management Plan, the Employee Plan or the Director Plan. Nonetheless, these plans will remain in effect until all outstanding incentives granted there under have either been satisfied or terminated.
     The purpose, of the 2005 Plan, which was approved by the Company’s shareholders at the May 2005 annual shareholders meeting, is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate Associates (including officers), certain key consultants and directors of the Company. Under the 2005 Plans, an aggregate of 338,042 shares of our Company’s common stock remained unreserved and available for issuance at January 3, 2010.
     The Management Plan, the Director Plan and the 2005 Plan have each been approved by the Company’s shareholders. The Employee Plan was not submitted for approval to the Company’s shareholders. The following table sets forth certain information as of January 3, 2010 with respect to the Management Plan, the Employee Plan, the Director Plan and the 2005 Plan.

				Number of
				Securities
				Remaining Available
				for Future Issuance
				Under Equity
	Number of Securities			Compensation Plans
	to be Issued Upon			(Excluding
	Exercise of		Weighted-Average	Securities
	Outstanding Options		Exercise Price of	Reflected in Column
	Warrants and Rights		Outstanding Options	(A))
Plan Category	(A)		(B)	(C)
Equity compensation plans approved by shareholders:
1995 Stock Option and Compensation Plan	100,000	(1)	$5.96	-0-
1998 Director Stock Option Plan	180,500		$5.77	-0-
2005 Stock Incentive Plan	503,369	(1)	$10.98	338,042

TOTAL	783,869		$6.01	338,042

Equity compensation plans not approved by shareholders:
1997 Employee Stock Option Plan	98,421	(1)	$4.10	-0-

TOTAL	882,290		$5.69	-0-

(1)	Includes restricted stock and shares reserved for issuance under the Company’s existing Performance Share Programs: 38,000 shares under the Employee Plan, 335,926 performance shares under the 2005 Plan and 157,443 restricted shares under the 2005 plan.
     Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
Documents filed as part of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — January 3, 2010 and December 28, 2008
Consolidated Statements of Operations — Years ended January 3, 2010, December 28, 2008 and December 30, 2007
Consolidated Statements of Shareholders’ Equity — Years ended January 3, 2010, December 28, 2008 and December 30, 2007
Consolidated Statements of Cash Flows — Years ended January 3, 2010, December 28, 2008 and December 30, 2007
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Schedule II. Schedule of Valuation and Qualifying Accounts
     Exhibits:
See “exhibit index” on the page following the consolidated financial statements and related footnotes

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Famous Dave’s of America, Inc.
We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. and subsidiaries (the “Company”) (a Minnesota Corporation) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Dave’s of America, Inc. and subsidiaries as of January 3, 2010 and December 28, 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 19, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 19, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Famous Dave’s of America, Inc.
We have audited Famous Dave’s of America, Inc.’s and subsidiaries’ (the “Company”) (a Minnesota Corporation) internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Famous Dave’s of America, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of January 3, 2010 and December 28, 2008 and for each of the three years in the period ended January 3, 2010 of Famous Dave’s of America Inc., and subsidiaries and our report dated March 19, 2010 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 19, 2010

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 3, 2010 AND DECEMBER 28, 2008
(in thousands, except share and per-share data)

	January 3,	December 28,
	2010	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,996	$1,687
Restricted cash	627	1,170
Accounts receivable, net	3,279	4,702
Inventories	2,198	2,281
Deferred tax asset	714	1,708
Prepaid expenses and other current assets	1,845	1,689
Current portion of notes receivable, net	823	54

Total current assets	12,482	13,291

Property, equipment and leasehold improvements, net	54,818	58,129

Other assets:
Notes receivable, net, less current portion	327	170
Deferred tax asset	206	989
Other assets	548	822

	$68,381	$73,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligation	$162	$441
Accounts payable	3,974	5,208
Accrued compensation and benefits	4,337	2,279
Other current liabilities	3,991	4,132

Total current liabilities	12,464	12,060

Long-term liabilities:
Line of credit	13,500	18,000
Long-term debt, less current portion	—	6,600
Financing lease obligations less current portion	4,490	4,652
Other liabilities	4,933	5,905

Total liabilities	35,387	47,217

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized 9,202,000 and 9,079,000 shares issued and outstanding at January 3, 2010 and December 28, 2008, respectively	92	91
Additional paid-in capital	17,536	16,428
Retained earnings	15,366	9,665

Total shareholders’ equity	32,994	26,184

	$68,381	$73,401

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
JANUARY 3, 2010, DECEMBER 28, 2008 AND DECEMBER 30, 2007
(in thousands, except share and per-share data)

	January 3,	December 28,	December 30,
	2010	2008	2007
Revenue:
Restaurant sales, net	$117,934	$122,016	$107,820
Franchise royalty revenue	16,912	17,026	15,718
Franchise fee revenue	200	492	1,323
Licensing and other revenue	972	848	1,012

Total revenue	136,018	140,382	125,873

Costs and expenses:
Food and beverage costs	35,489	37,581	32,419
Labor and benefits	37,016	38,185	32,673
Operating expenses	31,487	32,510	27,547
Depreciation and amortization	5,191	5,522	4,980
General and administrative expenses	16,079	16,521	15,603
Asset impairment and estimated lease termination and other closing costs	209	6,912	596
Pre-opening expenses	—	1,103	1,154
Net loss on disposal of property	33	18	465

Total costs and expenses	125,504	138,352	115,437

Income from operations	10,514	2,030	10,436

Other expense:
Loss on early extinguishment of debt	(509)	—	(12)
Interest expense	(1,443)	(1,977)	(1,577)
Interest income	129	246	293
Other (expense) income, net	(1)	(29)	30

Total other expense	(1,824)	(1,760)	(1,266)

Income before income taxes	8,690	270	9,170

Income tax (expense) benefit	(2,989)	119	(3,100)

Net income	$5,701	$389	$6,070

Basic net income per common share	$0.63	$0.04	$0.61

Diluted net income per common share	$0.62	$0.04	$0.59

Weighted average common shares outstanding-basic	9,114,000	9,406,000	9,960,000

Weighted average common shares outstanding-diluted	9,211,000	9,542,000	10,298,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED
JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007
(in thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance- December 31, 2006	10,130	$101	$32,864	$3,206	$36,171

Exercise of stock options	305	3	1,442	—	1,445
Tax benefit for equity awards issued	—	—	473	—	473
Common stock issued	41	—	325	—	325
Repurchase of common stock	(870)	(8)	(14,436)	—	(14,444)
Stock-based compensation	—	—	360	—	360
Net income	—	—	—	6,070	6,070

Balance- December 30, 2007	9,606	$96	$21,028	$9,276	$30,400

Exercise of stock options	6	—	26	—	26
Tax shortfall for equity awards issued	—	—	(76)	—	(76)
Common stock issued	60	—	90	—	90
Repurchase of common stock	(593)	(5)	(5,067)	—	(5,072)
Stock-based compensation	—	—	427	—	427
Net income	—	—	—	389	389

Balance- December 28, 2008	9,079	$91	$16,428	$9,665	$26,184
Exercise of stock options	17	—	57	—	57
Tax benefit for equity awards issued	—	—	436	—	436
Common stock issued	137	1	763	—	764
Repurchase of common stock	(31)	—	(188)	—	(188)
Stock-based compensation	—	—	492	—	492
Deferred compensation	—	—	(452)	—	(452)
Net income	—	—	—	5,701	5,701

Balance- January 3, 2010	9,202	$92	$17,536	$15,366	$32,994

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007
(in thousands)

	January 3,	December 28,	December 30,
	2010	2008	2007
Cash flows from operating activities:
Net income	$5,701	$389	$6,070
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	5,191	5,522	4,980
Amortization of deferred financing costs	60	22	56
Loss on early extinguishment of debt	159	—	12
Net loss on disposal of property	33	18	465
Asset impairment and estimated lease termination and other closing costs	209	6,912	596
Inventory reserve	45	—	—
Deferred income taxes	1,777	(542)	1,781
Deferred rent	277	570	370
Stock-based compensation	832	694	838
Changes in operating assets and liabilities:
Restricted cash	543	1,250	(995)
Accounts receivable, net	443	(252)	(1,761)
Inventories	48	(294)	(261)
Prepaid expenses and other current assets	(160)	(372)	99
Deposits	100	(39)	(234)
Accounts payable	(1,745)	(1,668)	993
Accrued compensation and benefits	2,023	(909)	(507)
Other current liabilities	(1,041)	(115)	497
Long-term deferred compensation	26	(29)	—

Cash flows provided by operations	14,521	11,157	12,999

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,984)	(10,537)	(14,263)
Sales of property, equipment and leasehold improvements	—	—	1,753
Payments received on notes receivable	54	71	180

Cash flows used for investing activities	(1,930)	(10,466)	(12,330)

Cash flows from financing activities:
Proceeds from draws on line of credit	9,000	26,000	19,500
Payments on line of credit	(13,500)	(21,000)	(6,500)
Payments for debt issuance costs	(45)	(37)	—
Payments on long-term debt and financing lease obligations	(7,042)	(383)	(1,350)
Proceeds from exercise of stock options	57	26	1,447
Tax benefit (shortfall) for equity awards issued	436	(76)	473
Repurchase of common stock	(188)	(5,072)	(14,156)

Cash flows used for financing activities	(11,282)	(542)	(586)

Increase in cash and cash equivalents	1,309	149	83

Cash and cash equivalents, beginning of year	1,687	1,538	1,455

Cash and cash equivalents, end of year	$2,996	$1,687	$1,538

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
     Nature of business — We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of January 3, 2010, there were 177 restaurants operating in 37 states, including 45 company-owned restaurants and 132 franchise-operated restaurants. An additional 94 franchise restaurants were committed to be developed through signed area development agreements at January 3, 2010.
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
     Fiscal year — Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal year ended January 3, 2010 (fiscal 2009) consisted of 53 weeks and the fiscal years ended December 28, 2008 (fiscal 2008), and December 30, 2007 (fiscal 2007), both consisted of 52 weeks.
     Unrestricted cash and cash equivalents — Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured at January 3, 2010. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $67,000 and $457,000 at January 3, 2010 and December 28, 2008, respectively. The allowance balance decreased from the prior year primarily due to a couple of significant events in 2009. In 2008, we reserved approximately $300,000 for accounts receivable from a franchisee when management deemed collection of this receivable doubtful. Subsequently, in 2009, this receivable and associated reserve was written off. Additionally, in 2009, based on the final ruling of the bankruptcy courts, two of our franchisees’ accounts receivable balances were deferred. According to the rulings, each franchisee is to make payments in monthly installments and, accordingly, its receivable along with the accompanying allowance, was reclassified to short-term or long-term, respective based on its maturity dates. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivables in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, and annual financial information, which the franchisees are required to submit to us, as well as other variances.
     Inventories — Inventories consist principally of small wares and supplies, food and beverages, and retail goods, and are recorded at the lower of cost (first-in, first-out) or market.
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
     Debt issuance costs — Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis, which approximates the interest method. In the event of early debt re-payment, the capitalized debt issuance costs are written-off as a loss on early extinguishment of debt. During 2009, we recorded $159,000 as a loss on early extinguishment of debt for the early pay off of five long-term notes payable. The carrying value of our deferred debt issuance costs, classified as other long-term assets, is approximately $175,000, and $348,000 respectively, net of accumulated amortization of $532,000 and $313,000, respectively, as of January 3, 2010 and December 28, 2008.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Construction overhead and capitalized interest — We capitalize construction overhead costs at the time a building is turned over to operations, which is approximately two weeks prior to opening. In 2009, we did not have any new restaurant construction and, therefore, did not have any capitalized construction overhead. However, in fiscal 2008, we capitalized construction overhead costs of approximately $160,000. There was no capitalized interest in fiscal years 2009, 2008, or 2007 because construction was funded with cash flow from operations. We depreciate and amortize construction overhead and capitalized interest over the same useful life as leasehold improvements.
     Advertising costs — Advertising costs are charged to expense as incurred. Advertising costs were approximately $4.0 million, $4.5 million, and $3.9 million for fiscal years 2009, 2008, and 2007, respectively, and are included in operating expenses in the consolidated statements of operations.
     Software implementation costs — We capitalize labor costs associated with the implementation of significant information technology infrastructure projects. This is based on actual labor rates per person including benefits, for all the time spent in the implementation of software in accordance with the FASB Standard Codification for Goodwill and Other Intangibles. In fiscal 2009 and fiscal 2008, we capitalized approximately $4,000 and $11,000, respectively, in software implementation costs.
     Research and development costs — Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and Limited-Time Offering (“LTO”) items, recipe enhancements and documentation activities. Research and development costs were approximately $369,000, $349,000, and $301,000, for fiscal years 2009, 2008, and 2007, respectively, and are included in general and administrative expenses in the consolidated statements of operations.
     Pre-opening expenses — All start-up and pre-opening costs are expensed as incurred. In fiscal 2009, we did not open any new company—owned restaurants. We had pre-opening expenses of approximately $1.1 million in fiscal 2008 related to four new company-owned restaurants that opened in 2008 and approximately $1.2 million in fiscal 2007 related to four new company-owned restaurants that opened in 2007. Included in pre-opening expenses is pre-opening rent during the build-out period.
     Lease accounting — In accordance with the FASB Standard Codification for Leases, we recognize lease expense on a straight-line basis for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. Rent expense recorded during the build-out period is reported as pre-opening expense. We account for construction allowances by recording a receivable when its collectability is considered probable, and relieving the receivable once the cash is obtained from the landlord for the construction allowance. Construction allowances are amortized as a credit to rent expense over the full term of the lease, including reasonably assured renewal options and build-out periods.
     Recoverability of property, plant, equipment and leasehold improvement, impairment charges, and exit and disposal costs — In accordance with the FASB Standard Codification for Property, Plant and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value, as determined by the discounted future net cash flows, is estimated based on the best information available including estimated

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.
     We account for exit or disposal activities, including restaurant closures, in accordance with the FASB Standard Codification for Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same caption as the original impairment within our consolidated statements of operations.
     Asset retirement obligation — We account for asset retirement obligations under the FASB Standard Codification for Asset Retirement and Environmental Obligations, which requires recognition of a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. The net ARO liability included in other long term liabilities in our consolidated balance sheets was $89,000 at January 3, 2010 and $78,000 at December 28, 2008.
     Public relations, marketing development fund and restricted cash — In fiscal 2004, we established a system-wide Public Relations and Marketing Development Fund. Company-owned restaurants, in addition to franchise-operated restaurants, that entered into franchise agreements with the Company after December 17, 2003, are required to contribute a percentage of net sales to the fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. These restaurants were required to contribute 0.5% of net sales to this fund during fiscal 2009 and the percentage will remain the same for fiscal 2010. The assets held by this fund are considered restricted. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of January 3, 2010 and December 28, 2008. As of January 3, 2010 and December 28, 2008, we had approximately $627,000 and $1.2 million in this fund, respectively.
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
     Interest income — We recognize interest income when earned.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
     Following is a reconciliation of basic and diluted net income per common share:

	Fiscal Year
(in thousands, except per share data)	2009	2008	2007
Net income per common share — basic:
Net income	$5,701	$389	$6,070
Weighted average shares outstanding	9,114	9,406	9,960
Net income per common share — basic	$0.63	$0.04	$0.61

Net income per common share — diluted:
Net income	$5,701	$389	$6,070
Weighted average shares outstanding	9,114	9,406	9,960
Dilutive impact of common stock equivalents outstanding	97	136	338

Adjusted weighted average shares outstanding	9,211	9,542	10,298
Net income per common share — diluted	$0.62	$0.04	$0.59

     There were 158,640 and 376,960 options outstanding as of January 3, 2010 and December 28, 2008, respectively that were not available to be included in the computation of diluted EPS because they were anti-dilutive. All options outstanding as of December 30, 2007 were used in the computation of diluted EPS for fiscal 2007.
     Stock-based compensation — We follow the provisions of the FASB Standard Codification for Compensation-Stock Compensation, which requires us to recognize compensation cost for share-based awards granted to Associates based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 9).
     The FASB Standard Codification for Compensation-Stock Compensation requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)
compensation cost (excess tax benefits) be classified as cash flows from financing activities. There were no stock options granted during fiscal years 2009, 2008 or 2007.
     Revenue recognition — We record restaurant sales at the time food and beverages are served. We record sales of merchandise items at the time items are delivered to the guest. All sales taxes are presented on a net basis and are excluded from revenue. We have detailed below our revenue recognition policies for franchise and licensing agreements.
     Franchise arrangements — Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services, we perform in preparation of executing each area development agreement. Substantially all of these services, which include but are not limited to conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. During 2009, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2009 and will offer the same rate for franchise restaurants that open during 2010.
     Licensing and other revenue — We have a licensing agreement for our retail products, the initial term of which expires in April 2010 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels which were met in 2009. Licensing revenue is recorded based on royalties earned by the company in accordance with our agreement. Licensing revenue for fiscal years 2009, 2008, and 2007 was approximately $523,000, $408,000, and $334,000, respectively.
     Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training, information technology and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2009, 2008, and 2007 was approximately $449,000, $440,000, and $678,000, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) INVENTORIES
     Inventories consisted approximately of the following at:

	January 3,	December 28,
(in thousands)	2010	2008
Small wares and supplies	$1,331	$1,360
Food and beverage	829	884
Retail goods	38	37

	$2,198	$2,281

(3) NOTES RECEIVABLE
     Notes receivable consisted approximately of the following at:

	January 3,		December 28,
(in thousands)	2010		2008
Star Ribs — monthly installment of approximately $39, payments begin March 2010, including interest of 7.9% due September 2011. This note is unsecured	477	(1)(2)	—
North Country BBQ Ventures Inc. — payable in one installment pursuant to the outcome of the Section 363 of Chapter 11 of the US Bankruptcy Code. This note is unsecured. (See Note 16 for resolution of this recievable)	485	(1)	—
JP’s Bar-B-Que, LLC — payable in monthly installments of approximately $8 due February 2010. This note is unsecured	14	(1)(3)	—
Old School BBQ, Inc. — monthly installments of approximately $5.7 including interest at 9.0%, due November 2012, secured by property and equipment and guaranteed by the franchise owners	174		224

Total notes receivable	1,150		224
Less: current maturities	(823)		(54)

Long-term portion of notes receivable	$327		$170

(1)	The note was originally classified as accounts receivable, but was reclassified to a note receivable due to the payment terms established by the bankruptcy court.

(2)	This note is net of a reserve of $99

(3)	This note is net of a reserve of $1
     Future principal payments to be received on notes receivable are approximately as follows:
     (in thousands)

Fiscal Year
2010	823
2011	273
2012	54
Total	$1,150

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
     Property, equipment and leasehold improvements, net, consisted approximately of the following at:

	January 3,	December 28,
(in thousands)	2010	2008
Land, buildings and improvements	$62,585	$65,496
Furniture, fixtures and equipment	30,609	31,086
Décor	2,559	2,866
Construction in progress	782	391
Accumulated depreciation and amortization	(41,717)	(41,710)

Property, equipment and leasehold improvements, net	$54,818	$58,129

(5) OTHER CURRENT LIABILITIES
     Other current liabilities consist of the following at:

	January 3,	December 28,
(in thousands)	2010	2008
Gift cards payable	$1,441	$1,558
Other liabilities	1,381	1,381
Sales tax payable	834	856
Accrued property and equipment purchases	300	197
Deferred franchise fees	35	140

	$3,991	$4,132

(6) CREDIT FACILITY AND DEBT COVENANTS, LONG-TERM DEBT, AND FINANCING LEASE OBLIGATIONS
     Credit Facility and Debt Covenants
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
     During fiscal 2009, the Company reclassified the balance on its line of credit from short-term to long-term debt on its balance sheet, with a maturity date of the facility of May 1, 2013. Previously, the line of credit was classified as a current liability due to subjective acceleration provisions in the Credit Agreement. While the subjective acceleration language is still present in the credit agreement, the Company is in a strong financial position due to the recent $11.5 million debt pay down of the long-term notes, our line of credit, and five solid years of positive earnings. Additionally, the Company has had no occurrences of default for which a waiver was not obtained. Therefore, the likelihood of acceleration is deemed remote. Based on the Company’s strong financial position and for comparability purposes, the Company has reclassified the prior year’s line of credit balance to a long-term liability.
     If the bank were to call the line of credit prior to expiration, the Company believes there are multiple options available to obtain other sources of financing. While possibly at different terms, the

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) CREDIT FACILITY AND DEBT COVENANTS, LONG-TERM DEBT, AND FINANCING LEASE OBLIGATIONS (continued)
Company believes there would be other lenders available and willing to finance a new credit facility. Additionally, in 2009, the Company paid off approximately $7.0 million of long-term mortgage debt. As such, the Company could leverage these restaurants by entering into sale leaseback transactions to provide additional cash to the Company.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at January 3, 2010) plus 0.5% or Wells Fargo’s prime rate (3.25% at January 3, 2010). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Euro Dollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of January 3, 2010, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivables aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the agreement).
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At January 3, 2010 we had $13.5 million in borrowings under the Facility. We had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded workers’ compensation insurance policy, and $255,000 in letters of credit for real estate locations. As of January 3, 2010 we were in compliance with all covenants under the Credit Agreement.
     Due to the impairment charges and lease termination fees recorded during fiscal 2008, we were not in compliance with adjusted leverage ratio covenant under the Facility. We amended our credit agreement to change the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. Additionally, we were also not in compliance with the franchise royalty receivable covenant as of December 28, 2008. We received waivers from the Lender for each of these events of non-compliance and were in compliance with all covenants under the Facility as of December 28, 2008. We paid fees of approximately $45,000 related to the amendment, which were deferred during the first quarter of 2009 and are being amortized over the remaining life of the Facility.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) CREDIT FACILITY AND DEBT COVENANTS, LONG-TERM DEBT, AND FINANCING LEASE OBLIGATIONS (continued)
Our credit facility consisted of the following at:

	January 3,	December 28,
(in thousands)	2010	2008
Credit facility — Wells Fargo — balloon payment of $13,500 due in May 2013	$13,500	$18,000
Less current maturities	—	—

Long-term credit facility net of current maturities	$13,500	$18,000

     Required principal payments under our credit facility are as follows:

(In thousands)
Fiscal Year
2010	$—
2011	—
2012	—
2013	13,500

Total credit facility obligation	$13,500

     Long-Term Debt
     During 2009, we elected to repay five notes prior to their expiration. These notes, which were related to two of our Minnesota restaurants and three of our Virginia restaurants, had annual interest rates ranging from 8.10% to 10.53% and were originally due between February 2020 and October 2023. A total of approximately $7.1 million was paid to retire these notes early. Included in the debt retirement payment was a pre-payment penalty of approximately $350,000 reflected as a loss on early extinguishment of debt in our consolidated statements of operations. We recorded a non-cash charge of approximately $159,000 to write-off associated deferred financing fees as a result of the early repayment.
     Long-term debt consisted approximately of the following at:

	January 3,	December 28,
(in thousands)	2010	2008
Notes payable — GE Capital Franchise Finance Corporation — monthly installments from approximately $13 to $20 including interest between 8.10% and 10.53%, due between January 2020 and October 2023, secured by property and equipment.	$—	$6,899
Less current maturities	—	(299)

Long-term debt net of current maturities	$—	$6,600

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) CREDIT FACILITY AND DEBT COVENANTS, LONG-TERM DEBT, AND FINANCING OBLIGATIONS (continued)
     Financing Lease Obligation
     On March 31, 1999, the Company completed a $4.5 million financing obligation involving three existing restaurants as part of a sale/leaseback transaction. Under this financing, we are obligated to make monthly payments of $48,331 (which increases 4.04% every two years) for a minimum of 20 years. At the end of the 20 year lease term we may extend the lease for up to two additional five year terms. We also have the option to purchase the leased restaurants on the 20th anniversary of the lease term and between the first and second five year option terms. The option purchase price is the greater of $4.5 million or the fair market value, as defined, of the properties at the time the purchase option is exercised. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements, and had been depreciated over a 30 year term until fiscal 2007 when it was determined that it was likely that we would not renew the lease at the end of the original term. This resulted in a change in accounting estimate for the useful life of the restaurant’s assets to 20 years from 30 years. Accelerated depreciation of $61,000 was recorded in 2007 and will continue to be recorded on an accelerated basis prospectively. In addition, as the monthly lease payments are made, the obligation will be reduced by the revised 20 year amortization table.
     Financing lease obligations consisted of the following at:

	January 3,	December 28,
(in thousands)	2010	2008
Financing lease — Spirit Financial — monthly installments of $48-$59 — including an interest rate of 9.63%, due in March 2019	$4,652	$4,794
Less current maturities	(162)	(142)

Long-term financing lease net of current maturities	$4,490	$4,652

     Required principal payments under our financing lease are as follows:

(in thousands)
Fiscal Year
2010	$162
2011	198
2012	224
2013	266
2014	300
Thereafter	3,502

Total financing lease obligation	$4,652

(7) OPERATING LEASE OBLIGATIONS
     We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 2 to 38 years, including lease renewal options. Eleven of the leases require percentage rent of between 4% and 7% of annual gross sales, typically above a natural breakeven

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7)	OPERATING LEASE OBLIGATIONS (continued)
point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal years 2009, 2008, and 2007, including rent, common area maintenance costs, real estate taxes and percentage rent, were approximately $7.1 million, $7.2 million, and $5.5 million, respectively. Rent expenses only (excluding percentage rent) were approximately $5.1 million, $4.6 million, and $3.8 million, for fiscal years 2009, 2008, and 2007, respectively. Percentage rent was approximately $368,000, $264,000, and $172,000 for fiscal years 2009, 2008 and 2007, respectively. In December of 2009, the Company sublet 2,100 square feet of its corporate office space until the end of its base lease term. Sublease income has reduced the future minimum lease payments.
     Future minimum lease payments (including renewal options) existing at January 3, 2010 were:

(in thousands)
Fiscal Year
2010	$4,489
2011	4,421
2012	4,212
2013	4,253
2014	4,225
Thereafter	67,139

Total operating lease obligations	88,739

Sublease income	(94)

Net operating lease obligations	$88,645

(8)	RELATED PARTY TRANSACTIONS
     Famous Ribs of Georgia, Snellville, Marietta and Alpharetta, LLC – In fiscal 2008 and 2007, we sublet three restaurants to our former President and CEO, Martin O’Dowd, for a total of $296,000 and $496,000, respectively, in lease and real estate tax payments. Mr. O’Dowd did not reimburse us for the fiscal 2008 amounts. He reimbursed us for the 2007 amounts which offset our rent expense for these three location in fiscal 2007. These restaurants were acquired in August 2008 and subsequently closed by the Company in November 2008.
     On December 13, 2007, our former Chief Executive Officer resigned. In accordance with our Company by-laws and succession policy, F. Lane Cardwell, Jr. became the Interim-Chief Executive Officer effective immediately. In conjunction with those new interim responsibilities, he was paid $78,000 in 2008 and $18,000 in 2007. A new Chief Executive Officer was named in April 2008 who subsequently resigned in September 2008, when our current Chief Executive Officer was named. F. Lane Cardwell remained on the Company’s Board of Directors until May 2009. As a member of our Board of Directors he received stock compensation through fiscal 2008 for his service on our Board of Directors.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES
     We recognized stock-based compensation expense in our consolidated statements of operations for fiscal years 2009, 2008 and 2007, respectively, as follows:
     Stock-based Compensation

	For the Years Ended
	January 3,	December 28,	December 30,
(in thousands)	2010	2008	2007
Performance Share Programs:
Fiscal 2005 – 2007 (1)	—	—	(286)
Fiscal 2006 – 2008 (1)	—	17	14
Fiscal 2007 – 2009 (1)	(19)	156	349
Fiscal 2008 – 2010 (2)	104	129	—
Fiscal 2009 – 2011 (2)	247	—	—

Performance Shares	$332	$302	$77

Director Shares	340	266	478
Stock Options (1)	24	85	283
Restricted Stock Units (2)(3)	136	41	—
Deferred Stock Units	—	—	(18)

	$832	$694	$820

(1)	In December 2007, our Chief Executive Officer ceased employment with the Company. As a result, we adjusted our performance share expense under these programs and stock option expense to reflect the cancellation of these unearned grants.

(2)	We hired a new Chief Executive Officer and his employment commenced on April 21, 2008, at which time, performance share grants and a restricted stock unit grant was made. This Chief Executive Officer ceased employment on September 11, 2008 at which time all previous restricted stock unit expense was reversed.

(3)	On September 11, 2008, a new Chief Executive Officer was appointed and, commensurate with his promotion, a 50,000 restricted stock unit grant was made. In addition, on the same date, 25,000 restricted stock units were granted to our Chief Financial Officer.
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the Plans), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 338,042 shares of our Company’s common stock remained unreserved and available for issuance at January 3, 2010. The stock options we had issued under the Plans were fully vested as of January 3, 2010 and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, the 1997 Employee Stock Option Plan expired on June 24, 2007, and the 1998 Director Stock Option Plan expired on June 19, 2008. Although incentives are no longer eligible for grant under these plans, each such plan will remain in effect until all outstanding incentives granted hereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
     Information regarding our Company’s stock options is summarized below:

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Options outstanding at December 31, 2006	728	5.24
Canceled or expired	(24)	6.01
Exercised	(305)	4.75

Options outstanding at December 30, 2007	399	5.57
Canceled or expired	(4)	4.98
Exercised	(6)	4.62

Options outstanding at December 28, 2008	389	5.59
Canceled or expired	(21)	5.94
Exercised	(17)	3.44

Options outstanding at January 3, 2010	351	$5.68

Options exercisable – December 30, 2007	359	$5.52

Options exercisable – December 28, 2008	382	$5.58

Options exercisable – January 3, 2010	351	$5.68

     The following table summarizes information about stock options outstanding at January 3, 2010:
(number outstanding and number exercisable in thousands)

Options
	Total outstanding			Exercisable
		Weighted-average	Weighted-		Weighted-
Exercise	Number	remaining	average	Number	average
prices	outstanding	contractual life	exercise price	exercisable	exercise price
$3.19 - $4.82	133	1.69 years	$3.99	133	$3.99

$5.05- $8.07	192	3.71 years	$6.15	192	$6.15

$10.98 - $10.98	26	5.36 years	$10.68	26	$10.68

	351	3.06 years	$$5.68	351	$5.68

     The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2009 was approximately $45,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
     As of January 3, 2010, the aggregate intrinsic value of options outstanding and exercisable was approximately $307,000.
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
          As of January 3, 2010, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment as required under the FASB Standards Codification for Stock Compensation. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). In the third year of any performance share program the estimated attainment percentage is based on the forecasted earnings per share for that program. For the

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
2007-2009 program, the attainment percentage was 88.5%. Based on our historical average of approximately 90% attainment of performance share payout, we estimated our attainment rate for the performance share program in year two to be approximately 90%. In the first year of any program, we estimate the attainment rate to be 100%. In accordance with FASB Standards Codification for Stock Compensation, we have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.
          During the first quarter of fiscal 2009, we issued 26,484 shares upon satisfaction of conditions under the 2006-2008 performance share program, representing the achievement of approximately 82.3% of the target payout for this program. Recipients elected to forfeit 10,336 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,148 shares.
     For each of the three programs currently in progress, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. With all of the plans, except the 2009 – 2011 plan, if the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of Performance Shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” Performance Share amount). The maximum share payout a recipient will be entitled to receive under the 2009 – 2011 plan is 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met.
     The current status of our performance share programs as of January 3, 2010, is as follows:

			No. of
		Target No. of	Performance Shares
	Performance	Performance Shares	(Outstanding at	Estimated Payout of
Award Date	Share Program	(Originally Granted)(1)	January 3, 2010)	Performance Shares

02/21/2007	2007 - 2009	96,100	29,300(3)	25,925(3)
12/31/2007	2008 - 2010	78,800	27,500(4)	24,948(4)
12/29/2008	2009 - 2011	280,300(2)	269,600(2)(5)	269,600(2)(5)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal.

(2)	The aggregate Target Number of Performance Shares awarded under this program increased significantly over prior years as a result of one-time grants related to the hiring of several new executives and board members in late 2008 and early 2009, and a significantly lower stock price at the grant date.

(3)	Performance Share amount net of forfeitures due to employee departures. Based on actual achievement of 88.48% of the Cumulative EPS Goal over the completed three year performance period.

(4)	Based on achievement of 90.7% of the Cumulative EPS Goal over the first two years of the performance period.

(5)	Assumes achievement of 100% of the applicable Cumulative EPS Goal.
     Restricted Stock Units
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
year anniversaries of the grant date provided that Mr. O’Donnell remains employed by the Company through the applicable vesting date, and will vest in its entirety upon a “change of control” as defined in the employment agreement. In accordance with FASB Standard Codification for Compensation-Stock Compensation, the compensation expense for this grant will be recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations commencing in the third quarter of 2008 and continue through the applicable service period which expires in the third quarter of fiscal 2013.
     In addition, on the same date, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. This grant is subject to the same terms and conditions as Mr. O’Donnell’s grant.
     Deferred Stock Unit Plan
     We have an Executive Elective Deferred Stock Unit Plan (Deferred Stock Unit Plan), in which executives can elect to defer all or part of their compensation or commissions, if applicable, for a specified period of time. The amount of compensation that is deferred is converted into a number of stock units, as determined by the share price of our common stock on the date the annual bonuses are approved by the Board of Directors. In accordance with the FASB Standard Codification for Compensation–Stock Compensation, this plan qualifies for liability treatment. Accordingly, we recognize compensation expense throughout the deferral period to the extent that the share price of our common stock increases, and reduce compensation expense throughout the deferral period to the extent that the share price of our common stock decreases. (i.e. “mark-to-market”). As of January 3, 2010 and December 28, 2008 we had no deferrals.
     One of our prior executives elected to defer for a two-year period, a portion of their fiscal 2006 bonus, the amount of which was determined on February 21, 2007, totaling approximately $71,000, in accordance with the Deferred Stock Unit Plan discussed above. We recognized income of approximately $19,000 in our consolidated statements of operations for fiscal 2007, as related to this plan. The executive left the Company in December 2007 and in accordance with the plan document was paid out in February 2008.
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
     On August 6, 2008, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. In fiscal 2009, we had repurchased 31,600 shares under this program for approximately $188,000 at average market price of $5.95. Total repurchases under this authorization were 107,012 shares under this authorization for approximately $868,000 at an average market price per share of $6.27, excluding commissions as of January 3, 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
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
     In May 2009, we awarded our independent board members shares of common stock for their service on our board for May 2009 – April 2010. These shares were unrestricted upon issuance, but require repayment of the prorated portion, or equivalent value thereof in cash, in the event that a board member fails to fulfill his or her term of service. In total, 66,000 shares were issued on May 5, 2009, on which date the closing price of our common stock was $6.72. The total compensation cost of approximately $444,000 will be reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2009, and fiscal 2010, and will be recognized over the term of the director’s service from May 2009 to April 2010. In total, compensation expense for the board of directors for the term of their service fulfilled during fiscal 2009 was $340,000.
     On May 29, 2009, F. Lane Cardwell, Jr. resigned from the Board of Directors, and September 29, 2009, the Company named Wallace B. Doolin to its Board of Directors to fill the vacated seat. Upon assuming his new position, Mr. Doolin was granted 25,000 restricted shares on which date the closing price of our common stock was $6.00. The grant date fair value was $150,000, which will vest ratably in annual installments over a period of five years. He was also granted 5,000 shares with a total fair value of $30,000 which will vest over the term of his service from September 2009 until the annual shareholders’ meeting in May 2010.
     In February 2008, we awarded our independent board members shares of common stock for their service on our board for fiscal 2008. These shares were unrestricted upon issuance, but would have required repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling his or her term of service. In total, 25,500 shares were issued on February 20, 2008, on which date the price of our common stock at the close of market was $10.42. The total compensation cost of approximately $266,000 was reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2008.
     In February 2007, we awarded our independent board members shares of common stock for their service on our board for fiscal 2007. These shares were fully vested upon grant and were unrestricted, but would have required repayment of the prorated portion or equivalent value thereof, in cash, in the event of a board member not fulfilling their term of service. In total, 25,500 shares were issued on February 21, 2007, on which date the price of our common stock at the close of market was $18.74. The total compensation cost of approximately $478,000 was reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2007.
     Warrants
     As part of our acquisition of four restaurants during fiscal year 1999, we issued 200,000 warrants which were set to expire in December 2004. All stock warrants had been exercised or redeemed prior to

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)	STOCK OPTIONS, PERFORMANCE SHARES, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES (continued)
their expiration. During fiscal 2004, 10,000 of the warrants were exercised at a price of $6.00 per share and we redeemed the remainder of the warrants for approximately $143,000 which represents the difference between the original exercise price of the warrants and the closing market price of the Company’s stock on the date of the transactions. These warrants were paid for in 2007.
     Employee Stock Purchase Plan
     The Company maintains an Employee Stock Purchase Plan (“ESPP”), which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed ten percent of an employee’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 10,050 and 8,100 shares purchased with a fair value of $5.22 and $6.11 during the fiscal year ended January 3, 2010 and December 28, 2008, respectively. For the fiscal years ended January 3, 2010 and December 28, 2008 the Company did not recognize any expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.
(10)	INCOME TAXES
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
     At January 3, 2010, we had cumulative net operating loss carry-forwards of approximately $27.7 million for state tax purposes, (a valuation allowance has been computed on $27.0 million of the state net operating loss carry forward); the remaining $700,000 will begin to expire in fiscal 2019 if not used. We also had cumulative tax credit carry-forwards of approximately $2.2 million which, if not used, will begin to expire in fiscal 2021.
     The following table summarizes the income tax (expense) benefit for income taxes:

(in thousands)	2009	2008	2007
Current:
Federal	$(523)	$(310)	$(758)
State	(235)	(113)	(367)

	(758)	(423)	$(1,125)

Deferred:
Federal	(1,992)	433	(1,982)
State	(239)	109	7

	(2,231)	542	(1,975)

Total tax (expense) benefit	$(2,989)	$119	$(3,100)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)	INCOME TAXES (continued)
     The Company adopted the FASB Standards Codification for Accounting for Uncertainty in Income Taxes – An interpretation of this Standard effective January 1, 2007. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under this Standard, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.
     The impact on the Company’s financial statements of adopting this Standard was insignificant; as a result, a cumulative effect adjustment to the January 1, 2007 balance of retained earnings was not recorded.
     A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended January 3, 2010 and December 28, 2008, is presented in the table below:

(in thousands)
Beginning balance on December 28, 2008	$—
Increases attributable to tax positions taken during prior periods	55

Ending balance on January 3, 2010	$55

     Unrecognized tax benefits of $55,000 at January 3, 2010 had an effect on the annual effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits as of January 3, 2010 will change significantly by January 2, 2011.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $9,000 and $0 on a gross basis at January 3, 2010 and December 28, 2008, respectively. Interest and penalties recognized in the Consolidated Statements of Operations related to uncertain tax positions amounted to $9,000 of expense in 2009 and none in 2008.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of January 3, 2010, the Company was no longer subject to income tax examinations for taxable years before 2006 in the case of U.S. federal, respectively, and taxable years generally before 2005 in the case of state taxing authorities, consisting primarily of Minnesota.
     At January 3, 2010, we believe that the realization of the deferred tax asset is more likely than not based on our taxable income for fiscal 2009 and fiscal 2008 and based on the expectation that our Company will generate the necessary taxable income in future years, except for a portion of the state net operating loss carry forward, for which the Company has created a $1.4 million (tax effected) valuation allowance.
     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal years 2009, 2008 and 2007, our deferred tax asset was reviewed for expected utilization using a “more likely than not”

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)	INCOME TAXES (continued)
approach as required by FASB Standard Codification for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability.

(in thousands)	January 3, 2010	December 28, 2010
Current deferred tax asset (liability):
Tax credit carryover	$500	$1,470
Accrued and deferred compensation	708	528
Deferred revenue	462	—
Accrued expenses	161	—
Other	26	299
Net operating loss carry-forwards	—	347
Financing lease obligations	(81)	187
Inventories	(498)	(496)
Prepaid expenses	(564)	(627)

Total short-term deferred tax asset	$714	$1,708

Long-term deferred tax asset (liability)
Tax credit carryover	$1,675	$1,173
State net operations loss carry forwards	1,411	1,255
Accrued and deferred compensation	152	(48)
Lease reserve	124	627
Deferred revenues	(221)	—
Valuation allowance	(1,368)	(1,255)
Property and equipment basis difference	(1,567)	(763)

Total long-term deferred tax asset	$206	$989

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INCOME TAXES (continued)
     Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2009	2008(1)	2007
Federal statutory tax rate	34.0%	34.0%	34.0%

State taxes, net of federal benefit	3.6	50.0	2.7

Tax effect of permanent differences — meals and entertainment	0.7	24.1	0.7

Tax effect of permanent differences — Tip Credit	2.1	68.5	1.6

Tax effect of permanent differences — other	(0.2)	1.5	0.1

Tax effect of general business credits	(6.4)	(205.6)	(5.0)

Adjustment to beginning deferreds	—	(22.2)	(0.5)

Uncertain tax positions	0.6	—	—

Other	—	5.6	0.2

Effective tax rate	34.4%	(44.1)%	33.8%

(1)	2008 percentages are larger than prior years as a result of less income before taxes in 2008 compared to other years, even though the dollar amounts of items are similar to prior years.
(11) SUPPLEMENTAL CASH FLOWS INFORMATION

	Fiscal Year
(in thousands)	2009	2008	2007
Cash paid for interest	$1,418	$1,823	$1,477
Cash paid for taxes	$820	$446	$1,446

Non-cash operating, investing and financing activities:
Acquired the fixed assets and inventory from the three Atlanta restaurants	$—	$(1,745)	$—
Write off note receivable, accounts receivable, other assets and accounts payable from the three Atlanta restaurants	$—	$1,745	$—
Accrued property and equipment purchases	$(102)	$1,335	$791
Redemption of note receivable by common stock buyback	$—	$—	$289
Issuance of common stock to independent board members	$340	$266	$478
Repurchase of common stock (performance shares surrendered for tax)	$(28)	$(176)	$(153)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	RETIREMENT SAVINGS PLANS
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. During fiscal 2009, we matched 25.0%, and during fiscal 2008 and fiscal 2007, we matched 50.0%, respectively, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $538,000, $593,000, and $556,000 for fiscal 2009, 2008, and 2007, respectively. The employer match was $82,000, $178,000 and $171,000 for fiscal years 2009, 2008, and 2007, respectively. There were no discretionary contributions to the Plan during fiscal years 2009, 2008, and 2007.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2009, we matched 25%, and in fiscal 2008, we matched 50%, respectively, of the first 4.0% contributed and paid a declared interest rate of 6.0% in fiscal 2009 and 8.0% in fiscal 2008 and fiscal 2007, respectively, on balances outstanding. The Board of Directors administers the Plan and could change the interest rate or any other aspects of the Plan at any time.
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
     For the Plan year ended January 3, 2010, eligible participants contributed approximately $65,000 to the Plan and the Company provided matching funds and interest of approximately $60,000, net of distributions of approximately $189,000, due to executive departures. In accordance with our plan, executive distributions were made in fiscal 2009.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) SELECTED QUARTERLY DATA (UNAUDITED)
     The following represents selected quarterly financial information for fiscal years 2009 and 2008.
(in thousands, except per share data)

	First Quarter		Second Quarter		Third Quarter			Fourth Quarter
	2009	2008	2009	2008	2009	2008		2009	2008
Revenue	$33,787	$33,715	$36,325	$38,774	$33,305	$35,088		$32,601	$32,805

Income (loss) from operations	$2,430	$1,739	$4,448	$3,873	$2,202	$(704	)(1)	$1,434	$(2,878	)(1)

Net income (loss)	$1,320	$835	$2,368	$2,272	$1,239	$(763	)(1)	$774	$(1,955	)(1)

Basic net income (loss) per common share	$0.15	$0.09	$0.26	$0.24	$0.14	$(0.08)		$0.08	$(0.22)

Diluted net income (loss) per common share	$0.15	$0.09	$0.26	$0.23	$0.13	$(0.08)		$0.08	$(0.22)

(1)	Includes impairments, estimated lease term costs and other closing costs of approximately $3,879 for the third quarter and $3,033 for the fourth quarter, respectively.
(14) LITIGATION
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
(15) ASSET IMPAIRMENT AND ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS
     In accordance with the FASB Standard Codification for Property, Plant and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value, as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.
     We account for exit or disposal activities, including restaurant closures, in accordance with the FASB Standard Codification for Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) ASSET IMPAIRMENT AND ESTIMATED LEASE TERMINATION AND OTHER CLOSING (continued)
an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same caption as the original impairment within our consolidated statements of operations.
     During fiscal 2009, we executed lease termination agreements with the landlords of three previously closed restaurants and negotiated a lease termination settlement for a restaurant site where construction had never commenced. The termination fees were approximately $1.3 million, including commissions and legal fees. This resulted in a gain of approximately $162,000, which represents the difference between the amount of the termination payments and the remaining lease reserve for these locations. This gain was reflected as a credit to asset impairment and estimated lease termination and other closing costs in our consolidated statement of operations. Also, the Company recorded asset impairment charges of approximately $129,000, which was related to a software product that was replaced with an alternative solution prior to implementation. The Company recorded costs for restaurants previously closed of approximately $231,000 during fiscal year 2009.
     In 2008, the Company closed an existing restaurant in Chicago, Illinois, in conjunction with opening a new prototype restaurant within four miles of the existing restaurant, supporting the Company’s strategy to reposition legacy restaurants within a market when opportunities arise. The closure resulted in a charge of approximately $177,000 representing the disposal of assets net of a deferred rent credit. The Company negotiated a lease buyout for this location and another location in the Chicago market, that had previously closed, for a total of $80,000. The agreement with the landlord for these two locations was subject to a bankruptcy judge’s final approval, which was obtained in the third quarter of 2009. This final settlement was contained in the $1.3 million repayment above. Additionally, during fiscal 2008, the Company recorded non-cash impairment charges for three other locations, one in Chicago and two in Minneapolis for the impairment of fixed assets for a total of approximately $2.6 million, based on the Company’s assessment of expected cash flows from these locations over the remainder of the respective original lease terms. Also, the Company wrote off approximately $105,000 of failed site preparation costs for two locations that we abandoned.
     Also, during fiscal 2008, the Company acquired three franchise restaurants in Atlanta from a franchisee in exchange for amounts owed and deemed uncollectible. Based on the Company’s assessment of expected cash flows from those locations, a net impairment charge of approximately $1.8 million was recorded related to assets acquired. In December 2008, the Company recorded a lease reserve in accordance with the FASB Standards Codification for Exit or Disposal Cost Obligations, of approximately $2.2 million for the three locations in total due to the closure of these locations. This represented the net present value of all lease obligations, net of estimated sublease income, which was estimated at zero as of December 28, 2008. The long-term portion of the $1.7 million lease reserve was classified as other long-term liabilities and the balance of the reserve was in current liabilities. We did not incur any significant additional costs related to these locations.
     During the fourth quarter of 2007, we recorded an asset impairment charge of approximately $569,000 for an underperforming company-owned restaurant in the Chicago, Illinois market. This impairment charge reflected the non-cash write-down of the net book value of the assets of that restaurant.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) ASSET IMPAIRMENT AND ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS (continued)

		Additions	Deductions
Credits to Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning of	Costs and	and Other	End of
	Period	Expenses	Accounts	Period
Reserve for lease termination costs	$2,201.4	$292.6	$(1,905.0)	$589.0
(16) SUBSEQUENT EVENTS
     The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events occurred except as noted below.
     On March 3, 2010, the Company purchased certain assets of seven of nine Famous Dave’s restaurants located in New York and New Jersey previously owned and operated by a Famous Dave’s franchisee, North Country BBQ Ventures, Inc. (North Country). The assets include: inventory, property, equipment, leasehold improvements, lease interests and liquor licenses. These assets were purchased under Section 363 of Chapter 11 of the U.S. Bankruptcy Code and the acquisition was approved by the United States Bankruptcy Court for the District of New Jersey. The Company did not assume any liabilities of North Country except for the outstanding gift cards that the Company chose to honor. Famous Dave’s of America, Inc. will continue to operate the restaurants. For the two restaurants that were not acquired, one was subsequently closed and the other was purchased by another buyer.
     The net cash paid of approximately $6.8 million was funded by a loan from Wells Fargo Bank, N.A., and was net of approximately $649,000 of pre- and post-petition notes receivable repaid by the seller for a total purchase price of approximately $7.4 million. This loan has a seven year term, bears interest at LIBOR plus 225 basis points and has no prepayment penalties associated with it. In connection with this term loan, the Company has amended its existing Credit Agreement with Wells Fargo Bank, N.A. to address future covenant requirements to ensure compliance as a result of the additional indebtedness. We incurred approximately $25,000 for debt financing costs associated with the amended and restated credit agreement which will be deferred and amortized over the remaining term of the agreement. This acquisition was accounted for using the purchase method of accounting in accordance with FASB Standards Codification for Business Combinations.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) SUBSEQUENT EVENTS (continued)
The excess of the aggregate fair market value of the assets acquired over the purchase price resulted in a gain on the acquisition which will be reflected in the quarter ended April 4, 2010. We are currently in the process of completing the valuation of acquired assets. Finally, the Company expects to incur approximately $334,000 of acquisition-related costs, $79,000 of which were recorded in fiscal 2009, and we estimate $255,000 which will be recorded in fiscal 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Financial Statement Schedule
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

			Deductions
		Additions	Credits to Costs
	Balance at	Charged to	and Expenses
	Beginning of	Costs and	and Other	Balance at End
(in thousands)	Period	Expenses	Accounts	of Period
Year ended December 30, 2007:
Allowance for doubtful accounts	$14.2	$19.6	$(17.9)	$15.9
Reserve for lease termination costs	$330.0	$—	$(159.0)	$171.0

Year ended December 28, 2008:
Allowance for doubtful accounts	$15.9	$658.8	$(217.7)	$457.0
Reserve for lease termination costs	$171.0	$2,242.9	$(212.5)	$2,201.4
Reserve for corporate severance	$—	$269.0	$(62.0)	$207.0

Year ended January 3, 2010:
Allowance for doubtful accounts	$457.0	$226.5	$(616.1)	$67.4
Reserve for lease termination costs	$2,201.4	$292.6	$(1,905.0)	$589.0
Reserve for corporate severance	$207.0	$74.3	$(281.3)	$—

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: March 19, 2010	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 19, 2010 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title
/s/ Christopher O’Donnell	President and Chief Executive Officer and Director
Christopher O’Donnell

/s/ K. Jeffrey Dahlberg	Director
K. Jeffrey Dahlberg

/s/ Wallace B. Doolin	Director
Wallace B. Doolin

/s/ Lisa A. Kro	Director
Lisa A. Kro

/s/ Richard L. Monfort	Director
Richard L. Monfort

/s/ Dean A. Riesen	Director
Dean A. Riesen

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 7, 2008

10.1	Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	1995 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2002

10.3	1997 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.4	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.5	Amended and Restated 2005 Stock Incentive Plan, incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 8, 2008

10.6	First Amended and Restated Executive Elective Deferred Stock Unit Plan dated January 1, 2008, incorporated by reference from Exhibit 10.11 to Form 10-K filed March 14, 2008

10.7	Second Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 4, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 9, 2010

10.8	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2008

10.9	Form of Amended and Restated 2005-2007 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.3 and 10.4 to Form 10-Q filed May 13, 2005

10.10	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008

10.11	Amendment to 1995 Employee Stock Option and Compensation Plan, effective November 7, 2006, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2006

EXHIBITS (continued)

Exhibit No.	Description
10.12	Form of 2007 — 2009 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed February 27, 2007

10.13	Form of Director Stock Grant, incorporated by reference to Exhibit 10.3 to Form 8-K filed February 27, 2007

10.14	Form of Severance Agreement dated January 4, 2008, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibit 10.1 for Form 8-K filed January, 8, 2008

10.15	Form of 2008 — 2010 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 18, 2008

10.16	Form of Director Stock Grant, incorporated by reference to Exhibit 10.3 to Form 8-K filed February 21, 2008

10.17	Restricted Stock Unit Agreement, between Famous Dave’s of America, Inc. and Wilson L. Craft, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 24, 2008

10.18	Restricted Stock Unit Agreement, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibits 10.1 and 10.2, to Form 8-K filed September 17, 2008

10.19	Form 2009 — 2011 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 28, 2009

10.20	Form of Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and K. Jeffrey Dahlberg, incorporated by reference from Exhibit 10.1 to Form 10-Q filed on May 7, 2009

10.21	Form of Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Lisa A. Kro, incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 7, 2009

10.22	Form of Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Wallace B. Doolin, incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 5, 2009

10.23	Amended and Restated Asset Purchase Agreement by and between North Country BBQ Ventures, Inc. and Famous Dave’s of America, Inc., dated February 26, 2010, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 9, 2010

21.0	Subsidiaries of Famous Dave’s of America, Inc.

23.1	Consent of Grant Thornton LLP

EXHIBITS (continued)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002