Form 10-Q
period 2010-04-04
FAMOUS DAVES OF AMERICA INC
filed 2010-05-14
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2010, 8,798,396 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 4, 2010 AND JANUARY 3, 2010
(in thousands, except share and per share data)

	April 4,
	2010	January 3,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,641	$2,996
Restricted cash	513	627
Accounts receivable, net	2,941	3,279
Inventories	2,395	2,198
Deferred tax asset	703	714
Prepaid expenses and other current assets	2,339	1,845
Current portion of notes receivable	362	823

Total current assets	10,894	12,482

Property, equipment and leasehold improvements, net	61,424	54,818

Other assets:
Notes receivable, less current portion	286	327
Deferred tax asset	—	206
Other assets	3,378	548

	$75,982	$68,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligation	$502	$162
Accounts payable	4,330	3,974
Accrued compensation and benefits	2,225	4,337
Other current liabilities	4,117	3,991

Total current liabilities	11,174	12,464

Long-term liabilities:
Line of credit	15,500	13,500
Long-term debt, less current portion	6,437	—
Financing lease obligation less current portion	4,437	4,490
Deferred tax liability	547	—
Other liabilities	4,881	4,933

Total liabilities	42,976	35,387

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized
8,789,000 and 9,202,000 shares issued and outstanding at April 4, 2010 and January 3, 2010, respectively	88	92
Additional paid-in capital	14,845	17,536
Retained earnings	18,073	15,366

Total shareholders’ equity	33,006	32,994

	$75,982	$68,381

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
APRIL 4, 2010 AND MARCH 29, 2009
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2010	2009
Revenue:
Restaurant sales, net	$28,393	$29,291
Franchise royalty revenue	3,982	4,175
Franchise fee revenue	40	75
Licensing and other revenue	184	246

Total revenue	32,599	33,787

Costs and expenses:
Food and beverage costs	8,327	8,778
Labor and benefits costs	9,249	9,311
Operating expenses	7,628	7,550
Depreciation and amortization	1,292	1,312
General and administrative expenses	3,811	4,300
Asset impairment and estimated lease termination and other closing costs	(74)	106
Pre-opening expenses	27	—
Gain on acquisition, net of acquisition costs	(2,036)	—

Total costs and expenses	28,224	31,357

Income from operations	4,375	2,430

Other expense:
Interest expense	(300)	(474)
Interest income	39	34
Other income, net	7	10

Total other expense	(254)	(430)

Income before income taxes	4,121	2,000

Income tax expense	(1,414)	(680)

Net income	$2,707	$1,320

Basic and diluted net income per common share	$0.30	$0.15

Weighted average common shares outstanding — basic	8,999,000	9,082,000

Weighted average common shares outstanding — diluted	9,162,000	9,087,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
APRIL 4, 2010 AND MARCH 29, 2009
(in thousands)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2010	2009
Cash flows from operating activities
Net income	$2,707	$1,320
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,292	1,312
Gain on acquisition of restaurants	(2,343)	—
Asset impairment and estimated lease termination and other closing costs	(74)	106
Amortization of deferred financing costs	13	14
Deferred income taxes	764	—
Deferred rent	104	85
Stock-based compensation	355	138
Changes in operating assets and liabilities; net of acquisition:
Restricted cash	114	516
Accounts receivable, net	164	(134)
Inventories	(72)	50
Prepaid expenses and other current assets	(447)	299
Deposits	(28)	49
Accounts payable	314	(1,051)
Accrued compensation and benefits	(2,181)	943
Other current liabilities	(337)	149
Long-term deferred compensation	19	2

Cash flows provided by operating activities	364	3,798

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(703)	(322)
Acquisition of restaurants	(6,822)	—
Payments received on notes receivable	64	11

Cash flows used for investing activities	(7,461)	(311)

Cash flows from financing activities:
Proceeds from long-term debt	6,800	—
Proceeds from draws on line of credit	13,300	2,000
Payments on line of credit	(11,300)	(5,000)
Payments for debt issuance costs	—	(45)
Payments on long-term debt and financing lease obligation	(76)	(102)
Proceeds from exercise of stock options	—	2
Repurchase of common stock	(2,982)	—

Cash flows provided by (used for) financing activities	5,742	(3,145)

(Decrease) increase in cash and cash equivalents	(1,355)	342

Cash and cash equivalents, beginning of period	2,996	1,687

Cash and cash equivalents, end of period	$1,641	$2,029

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of April 4, 2010, there were 175 Famous Dave’s restaurants operating in 36 states, including 52 company-owned restaurants and 123 franchise-operated restaurants. An additional 91 franchise restaurants were committed to be developed through signed area development agreements at April 4, 2010.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of April 4, 2010 and January 3, 2010 and for the three month periods ended April 4, 2010 and March 29, 2009. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2010 as filed with the SEC.
     Due to the seasonality of our business, revenue and operating results for the three months ended April 4, 2010 are not necessarily indicative of the results to be expected for the full year.
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
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended
	April 4,	March 29,
(in thousands, except per share data)	2010	2009
Net income per common share — basic:
Net income	$2,707	$1,320
Weighted average shares outstanding	8,999	9,082
Net income per common share — basic	$0.30	$0.15

Net income per common share — diluted:
Net income	$2,707	$1,320
Weighted average shares outstanding	8,999	9,082
Dilutive impact of common stock equivalents outstanding	163	5

Adjusted weighted average shares outstanding	9,162	9,087
Net income per common share — diluted	$0.30	$0.15

     There were 25,500 and 335,945 options outstanding as of April 4, 2010 and March 29, 2009, respectively, that were not available to be included in the computation of diluted EPS because they were anti-dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Allowance for Doubtful Accounts
     Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $69,000 and $67,000 at April 4, 2010 and January 3, 2010, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivables in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variances.
(4) Public Relations and Marketing Development Fund and Restricted Cash
     We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 0.5%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of April 4, 2010 and January 3, 2010. As of April 4, 2010 and January 3, 2010, we had approximately $513,000 and $627,000 in this fund, respectively.
(5) Credit Facility and Debt Covenants and Long-Term Debt
     The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement, contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at April 4, 2010) plus 1.5% or Wells Fargo’s prime rate (3.25% at April 4, 2010). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Eurodollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of April 4, 2010, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
     The Facility contains customary affirmative and negative covenants for credit facilities of this type,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Credit Facility and Debt Covenants and Long-Term Debt (continued)
including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $20.0 million in aggregate during the term of the agreement).
     The Company amended the Credit Agreement on March 4, 2010 in connection with the acquisition of seven New York and New Jersey restaurants. This amendment provides for an additional $6.8 million of long-term debt in the form of a term loan with a maturity date of March 4, 2017. Principal amounts outstanding under this term loan bear interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of one, two, three, or six months. There is a required minimum annual amortization of 5% of the principal balance. Additionally, the amended credit agreement contains new covenant requirements to incorporate the impact of the term loan.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At April 4, 2010 we had $15.5 million in borrowings under this Facility. We had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded workers’ compensation insurance policy, and $420,000 in letters of credit for real estate locations. We were in compliance with all covenants as of April 4, 2010.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
(6) Other Liabilities
     Other liabilities consisted of the following at:

	April 4,	January 3,
(in thousands)	2010	2010
Deferred rent	$4,504	$4,404
Lease termination costs	—	304
Asset retirement obligations	93	89
Other liabilities	284	136

	$4,881	$4,933

(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the first quarter of fiscal years 2010 and 2009, respectively, as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)

	Three Months Ended
	April 4,	March 29,
(in thousands)	2010	2009
Performance Share Programs:
Fiscal 2007 – 2009	$—	$8
Fiscal 2008 – 2010	26	27
Fiscal 2009 – 2011	62	64
Fiscal 2010 – 2012	96	—

Performance Shares	$184	$99

Director Shares	137	—
Stock Options	—	5
Restricted Stock	34	34

	$355	$138

     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 144,342 shares of our Company’s common stock remained unreserved and available for issuance at April 4, 2010.
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
     Information regarding our Company’s stock options is summarized below:
     Stock Options

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Outstanding at January 3, 2010	351	$5.68
Exercised	—	—
Canceled or expired	—	—

Outstanding at April 4, 2010	351	$5.68

Options Exercisable at April 4, 2010	351	$5.68

     Performance Shares
     As of April 4, 2010, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment as required under the FASB Standards Codification for Stock Compensation. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
treatment). In the second and third year of any performance share program the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2008-2010 and 2009-2011 programs, the attainment percentages were estimated at 90.7% and 100%, respectively. In the first year of any program, we estimate the attainment rate to be 100%. In accordance with FASB Standards Codification for Stock Compensation, we have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.
     During the first quarter of fiscal 2010, we issued 25,925 shares upon satisfaction of conditions under the 2007-2009 performance share program, representing the achievement of approximately 88.5% of the target payout for this program. Recipients elected to forfeit 9,261 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,664 shares.
     For each of the three programs currently in progress, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. With the 2008-2010 program, if the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of Performance Shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” Performance Share amount). The maximum share payout a recipient will be entitled to receive under the 2009-2011 and the 2010-2012 programs is 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met.
     The current status of our performance share programs as of April 4, 2010, is as follows:

			No. of
		Target No. of	Performance Shares
	Performance	Performance Shares	(Outstanding at	Estimated Payout of
Award Date	Share Program	(Originally Granted)(1)	April 4, 2010) (2)	Performance Shares

12/31/2007	2008-2010	78,800	27,500	24,948(4)
12/29/2008	2009-2011(3)	280,300	269,600	269,600(5)
1/4/2010	2010-2012	193,700	193,700	193,700(5)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal.

(2)	Net of forfeitures for employee departures.

(3)
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
     Common Share Repurchases
     On August 6, 2008, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first quarter of fiscal 2010, we repurchased 429,798 shares for approximately $3.0 million at an average market price of $6.92, excluding commissions. As of April 4, 2010, total repurchases under this authorization are 536,810 shares, for approximately $3.9 million at an average market price per share of $7.17, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     Board of Directors’ Compensation
     In fiscal 2010, we will compensate our independent board members with cash, and will expense it over the term of their board service from May 2010 to April 2011. In 2010, total compensation expense for our board will include approximately $231,000 of stock-based compensation expense related to board service January-April and approximately $255,000 of cash compensation expense for service from May-December during the fiscal year.
     In May 2009, we awarded our independent board members shares of common stock for their service on our board for May 2009-April 2010. These shares were unrestricted upon issuance, but require repayment of the prorated portion, or equivalent value thereof in cash, in the event that a board member failed to fulfill his or her term of service. In total, 66,000 shares were issued on May 5, 2009, on which date the closing price of our common stock was $6.72. The total compensation cost of approximately $444,000 has been reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2009, and fiscal 2010, and was recognized over the term of the director’s service from May 2009 to April 2010. In total, compensation expense for the board of directors for the term of their service fulfilled during the first quarter of fiscal 2010 was $137,000.
     Employee Stock Purchase Plan
     The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 100 percent of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 1,470 and 3,068 shares purchased with a fair value of $8.39 and $3.23 during the first quarter of 2010 and first quarter of 2009, respectively. For the fiscal quarter ended April 4, 2010 and March 29, 2009 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.
(8) Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2010, we will match 25.0%, and in fiscal 2009, we matched 25.0%, respectively, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $162,000 and $136,000 for the first quarter of fiscal years 2010 and 2009, respectively. The employer match was $25,000 and $20,000 for the first quarter of fiscal years 2010 and 2009, respectively. There were no discretionary contributions to the Plan during the first quarter of fiscal years 2010 or 2009.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2010, we will match 25%, and in fiscal 2009, we matched 25%, respectively, of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Retirement Savings Plans (continued)
     Deferral periods are limited to the earlier of termination of employment or not less than three calendar years following the end of the applicable Plan Year. Extensions of the deferral period for a minimum of five years are allowed provided an election for extension is made at least one year before the first payment affected by the change. Payments can be in a lump sum or in equal payments over a two-, five- or ten-year period, plus interest from the commencement date.
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
     For the quarter ended April 4, 2010 and March 29, 2009, eligible participants contributed approximately $26,000 and $14,000 to the Plan, respectively, and the Company provided matching funds and interest of approximately $16,000 and $16,000, respectively.
(9) Asset Impairment and Estimated Lease Termination and Other Closing Costs
     During the first quarter of 2010, we executed a lease termination agreement for our previously closed Marietta Georgia restaurant. The termination fees were approximately $506,000, including commissions. The termination resulted in a gain of approximately $84,000, which represents the difference between the amount of the termination payment, including commission, and the remaining lease reserve for these locations. This gain was reflected as a credit to asset impairment and estimated lease termination and other closing costs in our consolidated statement of operations.
     The Company recorded costs for restaurants previously closed of approximately $10,000 and $106,000 during the first quarter of fiscal 2010 and fiscal 2009, respectively.
     Lease termination reserve activity for the first quarter of 2010 was as follows:

Deductions
		Additions	Credits to Costs
	Balance at	Charged to	and Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Reserve for lease termination costs	$589	$2	$(591)	$—
(10) Acquisition of Seven Restaurants in New York and New Jersey
     On March 3, 2010, the Company purchased the assets of seven of nine Famous Dave’s restaurants located in New York and New Jersey previously owned and operated by a Famous Dave’s franchisee, North Country BBQ Ventures, Inc. These assets were purchased under Section 363 of Chapter 11 of the U.S. Bankruptcy Code and the acquisition was approved by the United States Bankruptcy Court for the District of New Jersey. The Company did not assume any liabilities except for the outstanding gift cards that the

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Acquisition of New York and New Jersey Restaurants (continued)
Company chose to honor. Famous Dave’s of America, Inc. will continue to operate the restaurants. For the two restaurants that were not acquired; one was subsequently closed and the other was purchased out of bankruptcy by another buyer who assumed the existing franchise agreement.
     The purchase price of approximately $7.4 million was offset by approximately $649,000 of pre- and post-petition notes receivable of the Company due and payable from the seller, resulting in a net cash payment of $6.8 million, which was funded by a term loan from Wells Fargo Bank, N.A. See Note 5, Credit Facility and Debt Covenants and Long-Term Debt, for the specific terms and conditions for this term loan. This acquisition was accounted for using the purchase method of accounting in accordance with FASB Standards Codification for Business Combinations.
     The net assets acquired were recorded based on their fair market values at the acquisition date as follows (in thousands):

Inventory	$125
Property, equipment, and leasehold improvements	7,262
Other assets(1)	2,843	(2)
Gift card liability	(312)
Lease interest liabilities	(138	)(2)
Asset disposal costs	(2)

Fair market value of the net assets acquired	$9,778

(1)	Other assets are comprised of approximately $1.4 million of liquor licenses, $1.4 million of lease interest assets and $16,000 of security deposits for various operating leases.

(2)	Lease interest assets and lease interest liabilities will be amortized ratably to occupancy costs which is reflected in operating expenses in the Company’s consolidated statement of operations.
     The excess of the aggregate fair market value of the assets acquired over the purchase price was allocated to gain on acquisition of approximately $2.3 million and is reflected in the statement of operations for the period ended April 4, 2010. The Company incurred approximately $386,000 of costs associated with the acquisition, $79,000 of which were incurred in fiscal 2009, and $307,000 of which were incurred in 2010. The 2010 acquisition-related costs are reflected as a net adjustment to the gain on the acquisition in the statement of operations for the period ended April 4, 2010.
     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the seven restaurants described above occurred at the beginning of the period presented as required by FASB Standards Codification for Business Combinations. Pro Forma results were based on the previous owners non-audited financial statements. These results were then adjusted for the impact of certain acquisition-related items, such as: additional amortization of identified intangible assets, additional depreciation expense of property and equipment recorded at fair market value, increased occupancy costs, increased interest expense on acquisition debt, inclusion of transaction-related charges and related income tax effects. We evaluated this acquisition for significance according to the Security and Exchange Commission (SEC) Rules 3-05 and 1-02(w), and this acquisition was not deemed to be significant hence, this methodology is deemed appropriate.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Acquisition of New York and New Jersey Restaurants (continued)
     The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results. Both periods presented reflect the net gain on the acquisition.
     Pro Forma Results (unaudited)

(in thousands except per share data)	Q1 2010	Q1 2009
Revenue	$34,945	$38,295
Net income	2,744	2,843
Net income per common share-basic and diluted	0.30	0.31
(11) Supplemental Cash Flow Information

	Three Months Ended
	April 4,	March 29,
(in thousands)	2010	2009
Cash paid for interest	$280	$489
Cash paid for taxes	$272	$67

Non-cash investing and financing activities:
Accrued property and equipment purchases	$232	$174
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$68	$28
Redemption of note receivable due to the acquisition of franchise restaurants	$613	$—
Reclassification of accounts receivable to notes receivable	$—	$284
(12) Recently Issued Accounting Pronouncement
     In February 2010, the Financial Accounting Standards Board issued guidance to remove the requirement for an entity that files financial statements with the Securities and Exchange Commission to disclose a date through which subsequent events have been evaluated. The adoption of this guidance during our current fiscal quarter did not have any impact on our Condensed Consolidated Financial Statements.
     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC 820 Fair Value Measurements and Disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. The additional disclosure requirements did not have any financial impact on our consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of April 4, 2010, there were 175 Famous Dave’s restaurants operating in 36 states, including 52 company-owned restaurants and 123 franchise-operated restaurants. An additional 91 franchise restaurants were in various stages of development as of April 4, 2010.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The current fiscal year, which ends on January 2, 2011 (fiscal 2010) consists of 52 weeks while the prior fiscal year, which ended on January 3, 2010 (fiscal 2009) consisted of 53 weeks.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services, we perform in preparation of executing each area development agreement. Substantially all of these services, which include but are not limited to conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee typically ranges from $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. During 2009, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2009, and we have continued this for 2010.
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
     The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended
	April 4,	March 29,
	2010	2009
Food and beverage costs (1)	29.3%	30.0%
Labor and benefits (1)	32.6%	31.8%
Operating expenses (1)	26.9%	25.8%
Depreciation & amortization (restaurant level) (1)	4.0%	4.0%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%
General and administrative (2)	11.7%	12.7%
Asset impairment and estimated lease termination and other closing costs (1)	(0.3%)	0.4%
Pre-opening expenses (1)	0.1%	0.0%
Gain on acquisition, net of acquisition costs (1)	(7.2%)	0.0%
Total costs and expenses (2)	86.6%	92.8%
Income from operations (2)	13.4%	7.2%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 3, 2010.
     Total Revenue
     Total revenue of approximately $32.6 million for the first quarter of fiscal 2010 decreased approximately $1.2 million, or 3.5%, from total revenue of $33.8 million in the comparable quarter in fiscal 2009. Winter storms during January and February had an unfavorable impact of approximately 110 basis points on comparable sales, equating to 28 lost days of sales. Also, the shift in the Easter holiday, from the second quarter of fiscal 2009 to the first quarter of fiscal 2010, caused an additional unfavorable impact of 50 basis points. The decrease in revenue for the 2010 period was despite a price increase of approximately 1.0% taken in December of 2009.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Restaurant Sales, net
     Restaurant sales for the first quarter of fiscal 2010 were approximately $28.4 million, compared to approximately $29.3 million for the same period in fiscal 2009. Restaurant sales decreased 3.1% due to the comparable sales decrease year over year of 3.5%, and was not withstanding the weighted average price increase of 1% taken in December 2009 and the addition of the New York and New Jersey restaurants on March 3, 2010.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.0 million for the first quarter of fiscal 2010, compared to $4.2 million for the first quarter 2009. This decline reflects a net decrease of four franchise restaurants year over year. Nine new franchise restaurants opened since the first quarter of 2009, six restaurants closed, and seven restaurants became company-owned locations. Additionally, there was a comparable sales decrease of 3.4%. One new franchise restaurant opened during the first quarter of fiscal 2010 and three franchise restaurants closed. There were 123 franchise-operated restaurants open at April 4, 2010 compared to 127 franchise-operated restaurants open at March 29, 2009.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2010, the licensing royalty revenue was approximately $142,000 compared to approximately $92,000 for the comparable period of fiscal 2009.
     Other revenue for the fiscal 2010 first quarter was approximately $42,000 compared to $154,000 for the comparable prior year quarter. The decrease in other revenue is due to the opening of one restaurant during the first quarter of 2010 compared to five restaurants that opened during the first quarter of 2009.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2010 decreased 3.5%, compared to fiscal 2009’s first quarter decrease of 5.5%. At the end of the first quarter of fiscal 2010 and the first quarter of fiscal 2009, there were 41 and 39 restaurants, respectively, included in this base. Of the 3.5% comparable sales decline, dine-in represented 2.5%, To-Go accounted for 1.0%, and catering was flat. Catering and “TO GO” accounted for approximately 27.0% of 2010’s first quarter net sales compared with approximately 27.3% for the first quarter of 2009.
     Same store net sales for franchise-operated restaurants for the first quarter of fiscal 2010 decreased 3.4%, compared to a decrease of 6.2% for the prior year comparable period. For the first quarter of 2010 and the first quarter of 2009, there were 95 and 92 restaurants, respectively, included in the franchise-operated comparable sales base. Neither our franchise-operated comparable sales nor our company-owned comparable sales include the results of the seven franchise restaurants acquired in March of 2010. These restaurants will enter our company-owned comparable sales base in March 2011. The decrease in franchise royalty revenue primarily reflects a comparable franchise sales decrease of 3.4%. Of the 3.4% fiscal 2010 decline, 5 states, which includes 33 franchise-operated restaurants, accounted for over half of the decline. Almost one third of our franchise restaurants reported a comparable sales increase this quarter.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2010 and fiscal 2009:

	Three Months Ended
	April 4,	March 29,
	2010	2009
Average Weekly Net Sales (AWS):
Company-Owned	$45,821	$47,939
Full-Service	$47,483	$50,185
Counter-Service	$31,810	$32,595

Franchise-Operated	$52,327	$54,660

AWS 2005 and Post 2005: (1)
Company-Owned	$52,156	$59,030
Franchise-Operated	$56,629	$60,836
AWS Pre-2005: (1)
Company-Owned	$43,105	$44,137
Franchise-Operated	$45,437	$46,272

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the post-fiscal 2005, timeframes.

Operating Weeks:
Company-Owned	613	611
Franchise-Operated	1,626	1,594
     Food and Beverage Costs
     Food and beverage costs for the first three months of fiscal 2010 were approximately $8.3 million or 29.3% of net restaurant sales, compared to approximately $8.8 million or 30.0% of net restaurant sales for the first three months of fiscal 2009. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.5% for both the first quarter of fiscal 2010 and 2009.
     Our pork contract remains in effect throughout 2010, and we will benefit from an approximate 3.5% decrease in costs under this contract compared to fiscal 2009. We will watch the pork markets as we move through 2010 to determine if we want to “blend and extend” any increases that are on the horizon for 2011 into this year. Because pork prices are traditionally at their highest during the month of May, we will not likely assess the advisability of taking action in this regard until later in the second quarter. Our chicken pricing is firm through 2010 at a price increase of approximately 2.5% from fiscal 2009. Our brisket contract was extended through July 2010. We have waited to lock in a longer term brisket contract until the market stabilizes and we are able to capitalize on more favorable contract terms. We are expecting an increase of approximately 1.2% for the balance of 2010 compared to prior year’s pricing for brisket. Hamburger prices are locked through September of 2010 at an average price decrease of 1.0%, compared to 2009. Our salmon and cod contracts extend through June of 2010, and our catfish and shrimp contracts extend through the end of 2010, all at a blended price increase of approximately 4.1% over fiscal 2009. Lastly, we anticipate an approximate 2.1% price decrease for our side items compared to the prior year due to favorable contracts and the sourcing of secondary suppliers for these products.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     We completed the transition to our new food distributor during the first quarter and have begun to focus on maximizing freight savings and optimizing our distribution network. We anticipate that these savings will begin to be realized over the second quarter and throughout the remainder of 2010.
     Finally, we have continued our focus on identifying dual source suppliers for our 15 most critical items and, to date, we have successfully identified dual sources for 12 of those items. By the end of the second quarter, we expect to have two additional items contracted, and all 15 items sourced by the end of fiscal 2010.
     As a result of all of the initiatives just mentioned, for the fiscal 2010 timeframe, we expect a 70-80 basis point decrease in food and beverage costs as a percentage of sales year over year.
     Labor and Benefits Costs
     Labor and benefits costs for the three months ended April 4, 2010 were approximately $9.2 million or 32.6% of net restaurant sales, compared to approximately $9.3 million or 31.8% of net restaurant sales for the three months ended March 29, 2009. For the first quarter, labor and benefits as a percentage of net restaurant sales were 80 basis points unfavorable to the prior year, primarily due to sales deleverage and additional labor costs associated with the recent acquisition of the New York and New Jersey restaurants. These increases were partially offset by lower benefit costs year over year, lower manager salaries due to the closure of the West St. Paul and Naperville restaurants in 2009, and other adjustments to our manager matrix.
     We expect that for 2010, labor and benefits costs as a percentage of sales, will be approximately 10-20 basis points higher than fiscal 2009’s percentage due to higher than originally anticipated supervisory needs related to the recently acquired restaurants.
     Operating Expenses
     Operating expenses for the first quarter of fiscal 2010 were approximately $7.6 million or 26.9% of net restaurant sales, compared to operating expenses of approximately $7.6 million or 25.8% of net restaurant sales for the first quarter of fiscal 2009. Operating expenses as a percentage of sales for the first quarter of 2010 were 110 basis points higher than the prior year, primarily reflecting sales deleverage as well as increased occupancy costs, supervisory, and other costs associated with the addition of the New York and New Jersey restaurants. These were partially offset by shifts in advertising spend year over year. We still expect that for 2010, advertising expense will be approximately 3.5% of net sales, including the 0.5% contribution to the National Ad Fund.
     We expect that operating expenses as a percentage of net sales, for fiscal 2010, will be approximately 80-90 basis points higher than 2009’s percentage. This is primarily due to the recently acquired restaurants, which carry higher occupancy costs, in addition to increased levels of supervision and other operating expenses that are required during their first year of operations.
     Depreciation and Amortization
     Depreciation and amortization expense for the first quarter of 2010 was approximately $1.3 million or 4.0% of total revenue, which was essentially flat to the first quarter of 2009. We expect 2010 capital expenditures to be approximately $5.5 million, including continued investments in our existing restaurants, required capital expenditures for the recently acquired seven restaurants, reimaging of existing restaurants, the conversion costs of the Bel Air, Maryland restaurant, and investments in corporate infrastructure systems.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
to opening but this will vary based on lease terms. During the first quarter of 2010, we had $27,000 pre-opening expenses consisting of pre-opening rent for our new company-owned location in Bel Air, Maryland, expected to open later in the third quarter. We estimate total pre-opening costs of approximately $290,000, including pre-opening rent of approximately $75,000 for this location. We did not open any company owned restaurants in 2009, and thus did not have any pre-opening expenses.
     General and Administrative Expenses
     General and administrative expenses for the first quarter of 2010 were approximately $3.8 million or 11.7% of total revenue, compared to approximately $4.3 million or 12.7% of total revenue for the first quarter of fiscal 2009. General and administrative expenses as a percent of total revenue, excluding bonus and stock-based compensation, were 9.4% for the first quarter of 2010 and 11.3% for the first quarter of 2009. Including performance shares for the 2010-2012 program, previous grants to board of directors for the 2009-2010 board year and previous one-time grants made in 2009 for our newest board of director members, we are expecting stock-based compensation to be approximately $1.1 million in fiscal 2010, as follows (in thousands):

Performance	Restricted Stock	Board of Directors
Shares	Units	Shares	Total
$738	$136	$231	$1,105
     Given the limited number of shares that remain available for issuance under our 2005 Stock Incentive Plan, we will provide cash compensation to the board of directors of approximately $255,000 for their board service in 2010. We anticipate that the total of stock-based compensation and board of director cash compensation will be approximately $1.4 million in 2010.
     For the first quarter, stock-based compensation expense was $355,000 compared to stock-compensation expense of $138,000 for the first quarter of 2009. This year over year change reflects a shift in the timing of board of director’s stock-based compensation to align with the timing of the board’s service as well as a higher stock price in 2010. Additionally, due to lower revenue year over year, there was an approximate 40 basis point impact on general and administrative expenses due to sales deleverage. The increase in general and administration expenses related to stock-based compensation was completely offset by lower administrative expenses.
     We expect that general and administrative expenses as a percentage of revenue, will be approximately 70-80 basis points favorable to 2009’s percentage due to increased leverage of administrative expense over the revenue of seven additional restaurants and continued focus on controlling administrative costs.
     Interest Expense
     Interest expense was approximately $300,000 or 0.9% of total revenue for the first three months of fiscal 2010, compared to approximately $474,000 or 1.4% of total revenue for the comparable time frame of fiscal 2009. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan. Interest expense decreased 36.7%, year over year, due to the early retirement of five high interest rate notes in 2009 and a lower average balance on our line of credit during the first quarter of 2010 compared to 2009. These savings were partially offset by the addition of the term loan during the first quarter.
     In 2010, we expect interest expense including amortization of deferred financing fees of approximately $56,000, to be 20-30 basis points lower than 2009’s percentage due to the early payoff of the five high interest rate loans which were repaid in fiscal 2009.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Interest Income
     Interest income was approximately $39,000 and $34,000 for the first three months of fiscal 2010 and fiscal 2009, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect interest income to remain flat, as a percentage of total revenue to fiscal 2009’s percentage.
     Provision for Income Taxes
     For the first quarter of 2010, we recorded an estimated provision for income taxes of approximately $1.4 million or 34.3% of income before income taxes, compared to a tax provision of approximately $680,000 or 34.0% of income before income taxes, for the first quarter of 2009. We estimate an effective tax rate of approximately 34.3% for fiscal 2010.
     Basic and Diluted Net Income Per Common Share
     Net income for the three months ended April 4, 2010 was approximately $2.7 million or $0.30 per basic and diluted share on approximately 8,999,000 weighted average basic shares outstanding and 9,162,000 weighted average diluted shares outstanding. Net income for the three months ended March 29, 2009 was approximately $1.3 million or $0.15 per basic and diluted share on approximately 9,082,000 weighted average basic shares outstanding and 9,087,000 weighted average diluted shares outstanding.
Financial Condition, Liquidity and Capital Resources
     During the first quarter of 2010, our balance of unrestricted cash and cash equivalents was approximately $1.6 million, compared to the fiscal 2009 year-end balance of approximately $3.0 million.
     Our current ratio, which measures our immediate short-term liquidity, was 0.97 at April 4, 2010 and 1.00 at January 3, 2010. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to decreases in our cash and accounts receivable balances since the end of fiscal 2009 partially offset by lower current liabilities due to the decrease in accrued compensation and benefits.
     Net cash provided by operations for the first quarter of 2010 was approximately $364,000, and reflects net income of approximately $2.7 million, depreciation and amortization of approximately $1.3 million, and an increase in deferred taxes of approximately $764,000. These net increases were partially offset by an approximate $2.3 million gain on the acquisition of seven restaurants and an approximate $2.2 million decrease in accrued compensation and benefits.
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
     Net cash used for investing activities was approximately $7.5 million for the first quarter of fiscal 2010 and $311,000 for the first quarter of fiscal 2009. During the first quarter of 2010, we used approximately $703,000 on capital expenditures for existing restaurants and for other projects. Additionally, we used approximately $6.8 million for the acquisition of seven restaurants in New York and New Jersey. During the first quarter of 2009, we used approximately $322,000 in cash on capital expenditures for our existing restaurants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Net cash provided by financing activities was approximately $5.7 million in the first quarter of fiscal 2010 and net cash used for financing activities was approximately $3.1 million for the first quarter of fiscal 2009. During the first quarter of 2010, we had draws of $13.3 million on our line of credit and had repayments of $11.3 million. In addition, we borrowed $6.8 million of long-term debt to finance the acquisition of the New York and New Jersey restaurants. During the quarter, we also used approximately $3.0 million to repurchase approximately 430,000 shares at an average price of $6.92, excluding commissions under our current share repurchase program. During the first quarter of 2009, we had draws of $2.0 million on our line of credit and had repayments of $5.0 million. In addition, we paid $45,000 for the 2008 fourth quarter waiver and amended credit agreement and repaid $102,000 of long-term debt.
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at April 4, 2010) plus 1.5% or Wells Fargo’s prime rate (3.25% at April 4, 2010). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Eurodollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of April 4, 2010, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
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
     The Company amended the Credit Agreement on March 4, 2010 in connection with the acquisition of seven New York and New Jersey restaurants. This amendment provides for an additional $6.8 million of long-term debt in the form of a term loan with a maturity date of March 4, 2017. Principal amounts outstanding under this term loan bear interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of one, two, three, or six months. There is a required minimum annual amortization of 5% of the principal balance. Additionally, the amended Credit Agreement contains new covenant requirements to incorporate the impact of the term loan.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At April 4, 2010 we had $15.5 million in borrowings under this Facility. We had $150,000 in Letters of Credit as required by our fiscal 2005 self-funded workers’ compensation insurance policy, and $420,000 in letters of credit for real estate locations. We were in compliance with all covenants as of April 4, 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     Primarily, as a result of the recent acquisition of seven restaurants in New York and New Jersey, we have included an updated Contractual Obligations Table in this Form 10-Q. This table reflects the addition of seven new real estate lease commitments, as well as, the $6.8 million term loan obtained with this acquisition.
Contractual Obligations

(In thousands)
Payments Due by Period
(including interest)	Total	2010	2011	2012	2013	2014	Thereafter
Long Term Debt (1)	$8,625	$380	$568	$608	$638	$655	$5,776
Financing Leases	5,888	402	622	628	647	653	2,936
Line of Credit	15,500	—	—	—	15,500	—	—
Operating Lease Obligations	131,663	4,268	5,663	5,574	5,602	5,562	104,994
Sublease Income	(89)	(15)	(27)	(28)	(19)	—	—

Total	$161,587	$5,035	$6,826	$6,782	$22,368	$6,870	$113,706

(1)	This is a variable interest rate debt and interest expense is based as assumptions made at the time of this filing.
     See Notes 6 and 7 to our Consolidated Financial Statements in our Fiscal 2009 Annual Report on Form 10-K for the details of our contractual obligations.
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We are subject to an Adjusted Leverage Ratio covenant and a franchise royalty covenant under our combined credit facility and term loan.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Critical Accounting Policies
     Our significant accounting policies are described in Note One to the consolidated financial statements included in our Annual Report for the year ended January 3, 2010. The accounting policies used in preparing our interim 2010 consolidated financial statements are the same as those described in our Fiscal 2009 Annual Report on Form 10-K.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
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
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of April 4, 2010 was approximately $26.4 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We have secondary source suppliers for certain items and in 2010 we will make this a key area of focus in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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
     On August 6, 2008, our Board of Directors adopted a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. Since its adoption, we have repurchased 536,810 shares under this program for approximately $3.9 million at an average market price per share of $7.17, excluding commissions.
     The following table includes information about our share repurchases for the first quarter ended April 4, 2010.

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			(or Units)	Shares
	Total Number of	Average Price	Purchased as Part	(or Units)
	Shares	Paid per	of Publicly	that May Yet be
	(or Units)	Share(1)	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs
Month #1 (January 4, 2010 — January 31, 2010)	62,100	$6.28	62,100	830,888
Month #2 (February 1, 2010 — February 28, 2010)	79,212	$6.48	79,212	751,676
Month #3 (March 1, 2010 — April 4, 2010)	288,486	$7.20	288,486	463,190

(1)	Excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

10.1	Form 2010-2012 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 6, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: May 14, 2010	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer Director (Principal Executive Officer)
Dated: May 14, 2010		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)