Form 10-Q
period 2010-07-04
FAMOUS DAVES OF AMERICA INC
filed 2010-08-12
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2010, 8,604,169 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 4, 2010 AND JANUARY 3, 2010
(in thousands, except share and per share data)

	July 4,
	2010	January 3,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,789	$2,996
Restricted cash	336	627
Accounts receivable, net	3,459	3,279
Inventories	2,462	2,198
Deferred tax asset	703	714
Prepaid expenses and other current assets	2,342	1,845
Current portion of notes receivable	445	823

Total current assets	11,536	12,482

Property, equipment and leasehold improvements, net	60,941	54,818

Other assets:
Notes receivable, less current portion	149	327
Deferred tax asset	—	206
Other assets	3,350	548

	$75,976	$68,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligation	$517	$162
Accounts payable	3,897	3,974
Accrued compensation and benefits	3,673	4,337
Other current liabilities	5,135	3,991

Total current liabilities	13,222	12,464

Long-term liabilities:
Line of credit	12,500	13,500
Long-term debt, less current portion	6,352	—
Financing lease obligation less current portion	4,382	4,490
Deferred tax liability	547	—
Other liabilities	5,046	4,933

Total liabilities	42,049	35,387

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 8,582,000 and 9,202,000 shares issued and outstanding at July 4, 2010 and January 3, 2010, respectively	86	92
Additional paid-in capital	13,232	17,536
Retained earnings	20,609	15,366

Total shareholders’ equity	33,927	32,994

	$75,976	$68,381

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
JULY 4, 2010 AND JUNE 28, 2009
(in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Revenue:
Restaurant sales, net	$36,213	$31,546	$64,606	$60,837
Franchise royalty revenue	4,214	4,434	8,196	8,609
Franchise fee revenue	50	—	90	75
Licensing and other revenue	272	345	456	591

Total revenue	40,749	36,325	73,348	70,112

Costs and expenses:
Food and beverage costs	10,617	9,506	18,944	18,284
Labor and benefits costs	11,024	9,372	20,273	18,683
Operating expenses	9,616	8,182	17,244	15,732
Depreciation and amortization	1,377	1,269	2,669	2,581
General and administrative expenses	3,914	3,975	7,726	8,275
Asset impairment and estimated lease termination and other closing costs	2	(433)	(72)	(327)
Pre-opening expenses	54	—	81	—
Gain on acquisition, net of acquisition costs	—	—	(2,036)	—
Net loss on disposal of property	8	6	8	6

Total costs and expenses	36,612	31,877	64,837	63,234

Income from operations	4,137	4,448	8,511	6,878

Other (expense) income:
Loss on early extinguishment of debt	—	(449)	—	(449)
Interest expense	(262)	(426)	(562)	(900)
Interest income	20	33	59	67
Other expense, net	(12)	(18)	(4)	(8)

Total other expense	(254)	(860)	(507)	(1,290)

Income before income taxes	3,883	3,588	8,004	5,588

Income tax expense	(1,347)	(1,220)	(2,761)	(1,900)

Net income	$2,536	$2,368	$5,243	$3,688

Basic net income per common share	$0.29	$0.26	$0.59	$0.41

Diluted net income per common share	$0.29	$0.26	$0.58	$0.40

Weighted average common shares outstanding – basic	8,649,000	9,105,000	8,824,000	9,094,000

Weighted average common shares outstanding – diluted	8,810,000	9,212,000	8,986,000	9,149,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
JULY 4, 2010 AND JUNE 28, 2009
(in thousands)(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2010	2009
Cash flows from operating activities:
Net income	$5,243	$3,688
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,669	2,581
Gain on acquisition of restaurants	(2,343)	—
Asset impairment and estimated lease termination and other closing costs	(72)	(327)
Amortization of deferred financing costs	27	30
Net loss on disposal of property	8	6
Inventory reserve	—	25
Loss on early extinguishment of debt	—	99
Deferred income taxes	764	—
Deferred rent	266	147
Stock-based compensation	632	375
Changes in operating assets and liabilities; net of acquisition:
Restricted cash	291	454
Accounts receivable, net	(445)	94
Inventories	(139)	(88)
Prepaid expenses and other current assets	(449)	674
Deposits	(26)	55
Accounts payable	(121)	(879)
Accrued compensation and benefits	(733)	416
Other current liabilities	781	(42)
Long-term deferred compensation	33	14

Cash flows provided by operating activities	6,386	7,322

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,707)	(466)
Acquisition of restaurants	(6,822)	—
Payments received on notes receivable	209	24

Cash flows used for investing activities	(8,320)	(442)

Cash flows from financing activities:
Proceeds from long-term debt	6,800	—
Proceeds from draws on line of credit	8,500	5,000
Payments on line of credit	(9,500)	(8,500)
Payments for debt issuance costs	—	(45)
Payments on long-term debt and financing lease obligation	(200)	(3,128)
(Payments) proceeds from exercise of stock options	(5)	37
Tax benefit for equity awards issued	59	5
Repurchase of common stock	(4,927)	—

Cash flows provided by (used for) financing activities	727	(6,631)

(Decrease) increase in cash and cash equivalents	(1,207)	249

Cash and cash equivalents, beginning of period	2,996	1,687

Cash and cash equivalents, end of period	$1,789	$1,936

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of July 4, 2010, there were 177 Famous Dave’s restaurants operating in 36 states, including 52 company-owned restaurants and 125 franchise-operated restaurants. An additional 90 franchise restaurants were committed to be developed through signed area development agreements at July 4, 2010.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of July 4, 2010 and January 3, 2010 and for the three and six month periods ended July 4, 2010 and June 28, 2009. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2010 as filed with the SEC.
     Due to the seasonality of our business, revenue and operating results for the three and six months ended July 4, 2010 are not necessarily indicative of the results to be expected for the full year.
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
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months		Six Months
	Ended		Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands, except per-share data)	2010	2009	2010	2009
Net income per common share — basic:
Net income	$2,536	$2,368	$5,243	$3,688
Weighted average shares outstanding	8,649	9,105	8,824	9,094
Net income per common share — basic	$0.29	$0.26	$0.59	$0.41

Net income per common share — diluted:
Net income	$2,536	$2,368	$5,243	$3,688
Weighted average shares outstanding	8,649	9,105	8,824	9,094
Dilutive impact of common stock equivalents outstanding	161	107	162	55

Adjusted weighted average shares outstanding	8,810	9,212	8,986	9,149

Net income per common share — diluted	$0.29	$0.26	$0.58	$0.40

     There were 25,500 and 139,125 options outstanding as of July 4, 2010 and June 28, 2009, respectively, that were not available to be included in the computation of diluted EPS because they were anti-dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Allowance for Doubtful Accounts
     Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $80,000 and $67,000 at July 4, 2010 and January 3, 2010, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variances.
(4) Public Relations and Marketing Development Fund and Restricted Cash
     We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 0.5%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of July 4, 2010 and January 3, 2010. As of July 4, 2010 and January 3, 2010, we had approximately $336,000 and $627,000 in this fund, respectively.
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at July 4, 2010) plus 1.5% or Wells Fargo’s prime rate (3.25% at July 4, 2010). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Eurodollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of July 4, 2010, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
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
     The Company amended the Credit Agreement on March 4, 2010 in connection with the acquisition of seven New York and New Jersey restaurants (see Note 10). This amendment provides for an additional $6.8 million of long-term debt in the form of a term loan with a maturity date of March 4, 2017. Principal amounts outstanding under this term loan bear interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of one, two, three, or six months. Our current weighted average rate for the second quarter was 2.59%. There is a required minimum annual amortization of 5.0% of the principal balance.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At July 4, 2010 we had $12.5 million in borrowings under this Facility, and had approximately $579,000 in letters of credit for real estate locations. We were in compliance with all covenants as of July 4, 2010.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
(6) Other Liabilities
     Other liabilities consisted of the following at:

	July 4,	January 3,
(in thousands)	2010	2010
Deferred rent	$4,657	$4,404
Lease termination costs	—	304
Asset retirement obligations	93	89
Other liabilities	$296	136

	5,046	$4,933

(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the second quarter of fiscal years 2010 and 2009, respectively, as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(in thousands)	2010	2009	2010	2009
Performance Share Programs:
Fiscal 2007 — 2009	—	8	—	16
Fiscal 2008 — 2010	24	27	51	55
Fiscal 2009 — 2011	61	64	122	128
Fiscal 2010 — 2012	95	—	191	—

Performance Shares	$180	$99	$364	$199

Director Shares	63	84	200	84
Stock Options	—	20	—	24
Restricted Stock Units	34	34	68	68

	$277	$237	$632	$375

     Performance Shares
     As of July 4, 2010, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment as required under the FASB Standards Codification for Stock Compensation. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). Participants in each performance share program are entitled to receive a specified number of shares of the common stock (“Performance Shares”) based upon to our achieving a specified percentage of the cumulative total of the earnings per share goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal”). In the second and third year of any performance share program the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2008-2010 and 2009-2011 programs, the attainment percentages were estimated at 90.7% and 100%, respectively. In the first year of any program, we estimate the attainment rate to be 100%. In accordance with FASB Standards Codification for Stock Compensation, we have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.
     During the first quarter of fiscal 2010, we issued 25,925 shares upon satisfaction of conditions under the 2007-2009 performance share program, representing the achievement of approximately 88.5% of the target payout for this program. Recipients elected to forfeit 9,261 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,664 shares.
     For each of the three programs currently in progress, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. With the 2008 — 2010 program, if the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of Performance Shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” Performance Share amount). The maximum share payout a recipient will be entitled to receive under the 2009 — 2011 and the 2010 — 2012 programs is 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases (continued)
     The status of our performance share programs as of July 4, 2010, is as follows:

			No. of
		Target No. of	Performance Shares
	Performance	Performance Shares	(Outstanding at	Estimated Payout of
Award Date	Share Program	(Originally Granted)(1)	July 4, 2010)(1)(2)	Performance Shares

12/31/2007	2008 — 2010	78,800	27,000	24,495	(4)
12/29/2008	2009 — 2011 (3)	280,300	267,100	267,100	(5)
1/4/2010	2010 — 2012	193,700	191,200	191,200	(5)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal.

(2)	Net of forfeitures for employee departures.

(3)	The aggregate Target Number of Performance Shares awarded under this program increased significantly over prior years as a result of one-time grants related to the hiring of several new executives and board members in late 2008 and early 2009, and a significantly lower stock price at the grant date.

(4)	Based on achievement of 90.7% of the Cumulative EPS Goal over the first two years of the performance period.

(5)	Assumes achievement of 100% of the applicable Cumulative EPS Goal.
     Board of Directors’ Compensation
     In fiscal 2010, we are compensating our independent board members with cash, and are expensing it over the term of their board service from May 2010 to April 2011. In 2010, total compensation expense for our board will include approximately $231,000 of stock-based compensation expense related to board service January — April and approximately $255,000 of cash compensation expense for service from May — December during the fiscal year.
     In May 2009, we awarded our independent board members shares of common stock for their service on our board for May 2009 — April 2010. These shares were unrestricted upon issuance, but would have required repayment of the prorated portion, or equivalent value thereof in cash, in the event that a board member failed to fulfill his or her term of service. In total, 66,000 shares were issued on May 5, 2009, on which date the closing price of our common stock was $6.72. The total compensation cost of approximately $444,000 has been reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2009 and fiscal 2010, and was recognized over the term of the director’s service from May 2009 to April 2010. In total, compensation expense for the board of directors for the term of their service fulfilled during the first six months of fiscal 2010 was $168,000.
     Stock Options
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 149,842 shares of our Company’s common stock remained unreserved and available for issuance at July 4, 2010.
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
     Information regarding our Company’s stock options is summarized below:
     Stock Options

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Outstanding at January 3, 2010	351	$5.68
Exercised	—	—
Canceled or expired	—	—

Outstanding at April 4, 2010	351	$5.68
Exercised	27	$3.34
Canceled or expired	—	—

Outstanding at July 4, 2010	324	$5.88

Options Exercisable at July 4, 2010	324	$5.88

     Common Share Repurchases
     On August 6, 2008, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first six months of fiscal 2010, we repurchased 654,000 shares for approximately $4.9 million at an average market price of $7.51, excluding commissions. As of July 4, 2010, total repurchases under this authorization are approximately 761,000 shares, for approximately $5.8 million at an average market price per share of $7.60, excluding commissions.
     Employee Stock Purchase Plan
     The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 100 percent of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 1,718 and 2,327 shares purchased with a fair value of $8.00 and $6.33 during the second quarter of 2010 and second quarter of 2009, respectively. For the fiscal quarter ended July 4, 2010 and June 28, 2009 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.
     For the six months ended July 4, 2010 and June 28, 2009, there were approximately 3,188 shares and 5,395 shares purchased, respectively, with a weighted average fair value of $8.18 and $4.56, respectively. For the six months ended July 4, 2010 and June 28, 2009 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.
(8) Retirement Savings Plans
     401(k) Plan

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Retirement Savings Plans (continued)
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2010, we will match 25.0%, and in fiscal 2009, we matched 25.0%, respectively, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $124,000 and $142,000 for the second quarter of fiscal years 2010 and 2009, respectively. The employer match was $19,000 and $22,000 for the second quarter of fiscal years 2010 and 2009, respectively. There were no discretionary contributions to the Plan during the second quarter of fiscal years 2010 or 2009. For the six months ended July 4, 2010 and June 28, 2009, eligible participants contributed approximately $286,000 and $278,000, respectively, to the plan and the Company provided matching funds of approximately $44,000 and $42,000. There were no discretionary contributions to the Plan during the six months of fiscal years 2010 or 2009.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2010 and fiscal 2009, we are matching 25% of the first 4.0% contributed and paying a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.
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
     For the quarter ended July 4, 2010 and June 28, 2009, eligible participants contributed approximately $18,000 and $19,000 to the Plan, respectively, and the Company provided matching funds and interest of approximately $12,000 and $15,000, respectively. For the six months ended July 4, 2009 and June 28, 2009, eligible participants contributed approximately $44,000 and $33,000, respectively, to the Plan and the Company provided matching funds and interest of approximately $28,000 and $31,000, respectively.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Asset Impairment and Estimated Lease Termination and Other Closing Costs (continued)
     The Company recorded costs for restaurants previously closed of approximately $2,000 and $19,000 during the second quarter of fiscal 2010 and fiscal 2009, respectively. For the six months ended July 4, 2010 and June 28, 2009 the costs for closed restaurants were approximately $12,000 and $125,000, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Acquisition of Seven Restaurants in New York and New Jersey
     On March 3, 2010, the Company purchased the assets of seven of nine Famous Dave’s restaurants located in New York and New Jersey previously owned and operated by a Famous Dave’s franchisee, North Country BBQ Ventures, Inc. These assets were purchased under Section 363 of Chapter 11 of the U.S. Bankruptcy Code and the acquisition was approved by the United States Bankruptcy Court for the District of New Jersey. The Company did not assume any liabilities except for the outstanding gift cards that the Company chose to honor. Famous Dave’s of America, Inc. will continue to operate the restaurants. For the two restaurants that were not acquired; one was subsequently closed and the other was purchased out of bankruptcy by another buyer who assumed the existing franchise agreement.
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
     The excess of the aggregate fair market value of the assets acquired over the purchase price was allocated to gain on acquisition of approximately $2.3 million and is reflected in the statement of operations for the six months ended July 4, 2010. The Company incurred approximately $386,000 of costs associated with the acquisition, $79,000 of which were incurred in fiscal 2009, and $307,000 of which were incurred in 2010. The 2010 acquisition-related costs are reflected as a net adjustment to the gain on the acquisition in the statement of operations for the six months ended July 4, 2010.
     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the seven restaurants described above occurred at the beginning of the period presented as required by FASB Standards Codification for Business Combinations. Pro Forma results were based on the previous owners non-audited financial statements. These results were then adjusted for the impact of certain acquisition-related items, such as: additional amortization of identified intangible assets, additional depreciation expense of property and equipment recorded at fair market value, increased occupancy costs, increased interest expenses on acquisition debt, inclusion of transaction-related charges and related income tax effects. We evaluated this acquisition for significance according to the Security and Exchange Commission (SEC) Rules 3-05 and 1-02(w), and this acquisition was not deemed to be significant hence, this methodology is deemed appropriate.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) Acquisition of Seven Restaurants in New York and New Jersey (continued)
     The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results. Both periods presented reflect the net gain on the acquisition.

	Three Months Ended		Six Months Ended
Pro Forma Results (unaudited)	July 4,	June 28,	July 4,	June 28,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue	$40,749	$41,221	$75,694	$79,516
Net income	$2,536	$2,698	$5,289	$5,523

Net income per common share-basic	$0.29	$0.30	$0.60	$0.61

Net income per common share-diluted	$0.29	$0.29	$0.59	$0.60

(11)	Supplemental Cash Flow Information

	Six Months Ended
	July 4,	June 28,
(in thousands)	2010	2009
Cash paid for interest	$525	$892
Cash paid for taxes	$328	$246

Non-cash investing and financing activities:
Accrued property and equipment purchases	$168	$75
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$68	$28
Redemption of note receivable due to the acquisition of franchise restaurants	$613	$—
Issuance of common stock to independent board members	$—	$322

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of July 4, 2010, there were 177 Famous Dave’s restaurants operating in 36 states, including 52 company-owned restaurants and 125 franchise-operated restaurants. An additional 90 franchise restaurants were in various stages of development as of July 4, 2010.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The current fiscal year, which ends on January 2, 2011 (fiscal 2010) consists of 52 weeks while the prior fiscal year, which ended on January 3, 2010 (fiscal 2009) consisted of 53 weeks.
     Revenue
     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services, we perform in preparation of executing each area development agreement. Substantially all of these services, which include but are not limited to conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee typically ranges from $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. During 2010 and 2009, we have offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2010 and 2009.
     Costs and Expenses
     Restaurant costs and expenses include food and beverage costs, labor and benefits cost, operating expenses which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three to four months of operation. As restaurant management and staff gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control typically improve to levels similar to those at our more established restaurants.

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
     The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months		Six Months
	Ended		Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Food and beverage costs (1)	29.3%	30.1%	29.3%	30.1%
Labor and benefits (1)	30.4%	29.7%	31.4%	30.7%
Operating expenses (1)	26.6%	25.9%	26.7%	25.9%
Depreciation & amortization (restaurant level) (1)	3.4%	3.6%	3.7%	3.8%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%	0.4%
General and administrative expenses (2)	9.6%	10.9%	10.5%	11.8%
Pre-opening expenses and net loss on disposal of property(1)	0.1%	—	0.1%	—
Asset impairment and estimated lease termination and other closing costs (1)	—	(1.4%)	(0.1%)	(0.5%)

Gain on acquisition, net of acquisition costs (1)	—	—	(3.2%)	—

Total costs and expenses (2)	89.8%	87.8%	88.4%	90.2%

Income from operations (2)	10.2%	12.2%	11.6%	9.8%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted a loss of $24,000 and $13,000 for the three months ended July 4, 2010 and June 28, 2009, respectively. The Rib Team netted a loss of $34,000 and $28,000 for the six months ended July 4, 2010 and June 28, 2009, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 3, 2010.
     Total Revenue
     Total revenue of approximately $40.7 million for the second quarter of fiscal 2010 increased approximately $4.4 million, or 12.2%, from total revenue of $36.3 million in the comparable quarter in fiscal 2009. For the six months ended July 4, 2010, total revenue of approximately $73.3 million increased approximately $3.2 million, or 4.6% over revenue of approximately $70.1 million, for the six months ended June 28, 2009. This increase reflects a 6.2% increase in company-owned restaurant sales partially offset by a decrease in franchise royalty revenue of 4.8% for the six months ending July 4, 2010. The decrease in royalty revenue reflects the impact of lost royalties from the New York and New Jersey acquisitions as well as a 1.7% comparable sales decrease.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Restaurant Sales, net
     Restaurant sales for the second quarter of fiscal 2010 were approximately $36.2 million, compared to approximately $31.5 million for the same period in fiscal 2009. Restaurant sales for the six months ended July 4, 2010 were approximately $64.6 million compared to approximately $60.8 million for the six months ended June 28, 2009, reflecting a 6.2% increase. Second quarter restaurant sales in fiscal 2010 increased 14.8% year over the prior year period, reflecting the sales from the seven restaurants in New York and New Jersey that were purchased by the company in March 2010, and a comparable sales increase of 0.6% that included a weighted average price increase of approximately 1.0%. Off-premise sales were 32.0% of total sales, for the second quarter of fiscal 2010, with catering representing 10.5% and To-Go representing 21.5%. This compares to off-premise sales of 31.8% for prior year’s second quarter. Finally, we are currently evaluating the possibility of a 1.0% menu price increase that would occur beginning in the fourth quarter of fiscal 2010.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.3 million for the second quarter of fiscal 2010, compared to $4.4 million for the second quarter 2009. This decline reflects a net decrease of five franchise restaurants year over year. Since the second quarter of 2009, eight new franchise restaurants opened, including two during the second quarter of fiscal 2010, six restaurants closed, and seven restaurants became company-owned locations. Additionally, there was a comparable sales decrease of 0.6%. Two new franchise restaurants opened during the second quarter of fiscal 2010.
     Franchise-related revenue was approximately $8.3 million for the six months ended July 4, 2010 compared to approximately $8.7 million for the six months ended June 28, 2009, primarily reflecting a year-over-year decrease in royalty revenue of 4.8% for the six month timeframe. There were 125 franchise-operated restaurants open at July 4, 2010 compared to 130 franchise-operated restaurants open at June 28, 2009.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the second quarter of fiscal 2010, the licensing royalty revenue was approximately $235,000 compared to approximately $222,000 for the comparable period of fiscal 2009. Licensing royalty revenue was approximately $377,000 for the six months ended July 4, 2010 as compared to $315,000 for the comparable period of fiscal 2009.
     Other revenue for the fiscal 2010 second quarter was approximately $37,000 compared to $123,000 for the comparable prior year quarter. Other revenue for the six months ended July 4, 2010 was approximately $79,000 compared to approximately $276,000 for the comparable period of fiscal 2009. The decrease in other revenue is due to the opening of three restaurants during the first six months of 2010 compared to eight restaurants that opened during the first six months of 2009.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the second quarter of fiscal 2010 increased 0.6%, compared to fiscal 2009’s second quarter decrease of 9.4%. At the end of the second quarter of fiscal 2010 and the second quarter of fiscal 2009, there were 42 and 38 restaurants, respectively, included in this base. Same store net sales for company-owned restaurants open at least 24

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
months for the six months ended July 4, 2010 decreased 1.4%, compared to fiscal 2009’s six months ended June 28, 2009 decrease of 7.5%. For the six months ended July 4, 2010 and June 28, 2009, there were 41 and 38 restaurants, respectively, included in the company-owned 24 month comparable sales base.
     Same store net sales for franchise-operated restaurants for the second quarter of fiscal 2010 decreased 0.6%, compared to a decrease of 10.9% for the prior year comparable period. For the second quarter of 2010 and the second quarter of 2009, there were 99 and 94 restaurants, respectively, included in the franchise-operated comparable sales base. Neither our franchise-operated comparable sales nor our company-owned comparable sales include the results of the seven franchise restaurants acquired in March of 2010. These restaurants are expected to enter our company-owned comparable sales base in March 2011. The decrease in franchise royalty revenue primarily reflects a comparable franchise sales decrease of 0.6%. Of the 0.6% fiscal 2010 decline, 6 states, accounted for approximately half of the decline.
     Same store net sales on a 24 month basis for franchise-operated restaurants for the first six months of fiscal 2010 and fiscal 2009 decreased 1.7% and 8.6%, respectively. For the first six months of fiscal 2010 and fiscal 2009, there were 96 and 93 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the second quarter of fiscal 2010 and fiscal 2009:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Average Weekly Net Sales:
Company-Owned	$53,471	$52,667	$49,833	$50,278
Full-Service	$55,135	$54,220	$51,517	$52,202
Counter-Service	$37,828	$39,930	$34,819	$35,929

Franchise-Operated	$56,518	$56,441	$54,401	$55,567

AWS 2005 and Post 2005: (1) Company-Owned	$60,107	$62,359	$56,712	$60,694
Franchise-Operated	$60,657	$62,179	$58,643	$61,528

AWS Pre-2005: (1) Company-Owned	$49,650	$49,246	$46,377	$46,654
Franchise-Operated	$49,519	$48,225	$47,423	$47,252

Operating Weeks:
Company-Owned	676	598	1,289	1,209
Franchise-Operated	1,593	1,656	3,219	3,250

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the fiscal 2005 and post-fiscal 2005, timeframes.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Food and Beverage Costs
     Food and beverage costs for the second quarter of fiscal 2010 were approximately $10.6 million or 29.3% of net restaurant sales, compared to approximately $9.5 million or 30.1% of net restaurant sales for the second quarter of fiscal 2009. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 8.7% and 8.9% for the second quarter of fiscal 2010 and 2009, respectively.
     Food and beverage costs for the first six months of fiscal 2010 were approximately $18.9 million or 29.3% of net restaurant sales compared to approximately $18.3 million or 30.1% of net restaurant sales for the comparable period of fiscal 2009. There were several contributing factors to this 80 basis point decrease. These include contract negotiations, continuing to dual source items, and the continual focus, visibility and optimization that our food cost management system brings.
     Recently, we extended our pork contract through December 2011, allowing us to spread a higher cost through the next 18 months to help reduce cost variability on one of our most important items. We anticipate that even with this extension, we will still have approximately 2.0% favorability in 2010 compared to 2009’s pricing. As we look to 2011, we expect our pork prices will be approximately 2.3% higher than 2010’s pricing due to this new contract. Our chicken pricing remains firm through 2010 at a price increase of approximately 2.5% over fiscal 2009’s pricing. Our brisket contract extends through September 2010 at a price increase of 5.3% over 2009’s pricing. Brisket prices have begun to soften in recent months and we will be looking to lock in our price on brisket soon for the remainder of 2010 and into 2011. Hamburger is locked through December and is essentially flat compared to 2009. Our seafood contracts are locked in through the end of 2010, at a blended price increase of approximately 4.5% over fiscal 2009. Lastly, we anticipate an approximate 2.4% price decrease for our side items compared to the prior year due to favorable contracts and the sourcing of secondary suppliers for these products.
     As we have begun to negotiate our contracts for 2011, our suppliers have incorporated lower freight rates into our pricing. With our new distributor, we have fewer distribution centers so we are able to maximize shipments from our suppliers to these new distribution centers. Also, in 2010, although we already contract a large percentage of items, we will further optimize our distribution network by increasing our contracted food items and continue to expand our list of additional suppliers.
     As a result of all of the initiatives just mentioned, for the fiscal 2010 timeframe, we expect a 70 — 80 basis point decrease in food and beverage costs as a percentage of sales year over year.
     Labor and Benefits Costs
     Labor and benefits costs for the three months ended July 4, 2010 were approximately $11.0 million or 30.4% of net restaurant sales, compared to approximately $9.4 million or 29.7% of net restaurant sales for the three months ended June 28, 2009. Labor and benefits for the six months ended July 4, 2010 were approximately $20.3 million or 31.4% of net restaurant sales, compared to approximately $18.7 million or 30.7% of net restaurant sales for the six months ended June 28, 2009. For the second quarter, labor and benefits as a percentage of net restaurant sales were 70 basis points unfavorable to the prior year. This was primarily due to increased medical claims and the normalizing of the New York and New Jersey restaurants which were partially offset by savings from operating below our full manager matrix.
     We expect that for 2010, labor and benefits costs as a percentage of sales, will be approximately 25 — 35 basis points higher than fiscal 2009’s percentage due to higher than anticipated employee benefit costs.
     Operating Expenses

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Operating expenses for the second quarter of fiscal 2010 were approximately $9.6 million or 26.6% of net restaurant sales, compared to operating expenses of approximately $8.2 million or 25.9% of net restaurant sales for the second quarter of fiscal 2009. As anticipated, operating expenses as a percentage of sales for the second quarter of 2010 were 70 basis points higher than the prior year, primarily reflecting increased occupancy, supply, and supervisory costs associated with the addition of the New York and New Jersey restaurants. These increases were partially offset by lower advertising costs year over year.
     Operating expenses for the six months ended July 4, 2010 were approximately $17.2 million or 26.7% of net restaurant sales, compared to approximately $15.7 million or 25.9% of net restaurant sales for the six months ended June 28, 2009.
     In fiscal 2010, advertising expense will be approximately 3.3% compared to 3.4% for the prior year of net sales, including a 0.5% contribution to the National Ad Fund. We are confident that we will be able to accomplish our marketing objectives while still achieving these cost savings. We expect that operating expenses as a percentage of net sales, for fiscal 2010, will be approximately 75 — 85 basis points higher than 2009’s percentage.
     Depreciation and Amortization
     Depreciation and amortization expense for the second quarter of 2010 was approximately $1.4 million or 3.4% of total revenue compared to $1.3 million, or 3.5% of total revenue for the second quarter of fiscal 2009. Depreciation and amortization expense for the six months ended July 4, 2010 and June 28, 2009 was approximately $2.7 million and $2.6 million, respectively, and was 3.6% and 3.7%, respectively, of total revenue.
     We expect 2010 capital expenditures to be approximately $5.5 million. This includes continued investments in our existing base of restaurants, required capital expenditures for the seven restaurants acquired in March, re-imaging of existing restaurants, the conversion costs of the Bel Air, Maryland restaurant, and investments in corporate infrastructure systems. For the remainder of 2010, we expect depreciation as a percent of total revenue to be flat to 10 basis points higher, as compared to 2009 due to increased capital spending.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During the second quarter of 2010, we had $54,000 of pre-opening expenses consisting of pre-opening rent for our new company-owned location in Bel Air, Maryland, expected to open in the third quarter. During the six months ended July 4, 2010 we had $81,000 of pre-opening expenses which included primarily pre-opening rent. We did not open any company owned restaurants in 2009, and thus did not have any pre-opening expenses.
     We estimate total pre-opening costs of approximately $316,000, including pre-opening rent of approximately $75,000 for this location.
     General and Administrative Expenses
     General and administrative expenses for the second quarter of 2010 were approximately $3.9 million or 9.6% of total revenue, compared to approximately $4.0 million or 10.9% of total revenue for the second quarter of fiscal 2009. General and administrative expenses as a percent of total revenue, excluding bonus, stock-based compensation, and board of directors cash compensation were 7.9% for the second quarter of 2010 and 9.1% for the second quarter of 2009. General and administrative expenses for the first six months of fiscal 2010 were approximately $7.7 million or 10.5% of total revenue compared to approximately $8.3 million or 11.8% of total revenue for the first six months of fiscal 2009.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Given the limited number of shares that remain available for issuance under our 2005 Stock Incentive Plan, we have provided cash compensation to the board of directors of approximately $255,000 for their board service in 2010. We anticipate that the total of stock-based compensation and board of directors cash compensation will be approximately $1.3 million in 2010.
     For the second quarter, stock-based compensation expense was $277,000 compared to stock-based compensation expense of $237,000 for the second quarter of 2009. This year over year change reflects a higher stock price in 2010. Including performance shares for the 2010 — 2012 program, previous grants to the board of directors for the 2009 — 2010 board year and previous one-time grants made in 2009 for our newest board of director members, we are expecting stock-based compensation and board of director cash compensation to be approximately $1.3 million in fiscal 2010, as follows (in thousands):

Performance	Restricted	Board of Directors	Board of Directors
Shares	Stock Units	Shares	Cash Compensation	Total
$724	$136	$231	$255	$1,346
     We expect that general and administrative expenses as a percentage of revenue, will be approximately 75 — 85 basis points favorable to 2009’s percentage, due to increased leverage and a continual focus on controlling administrative costs.
     Interest Expense
     Interest expense was approximately $262,000 or 0.6% of total revenue for the second quarter of fiscal 2010, compared to approximately $426,000 or 1.2% of total revenue for the comparable time frame of fiscal 2009. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan. Interest expense decreased 38.0%, year over year, due to the early retirement of five high interest rate notes in 2009. These savings were partially offset by the addition of the term loan during the first quarter and a higher average balance on our line of credit during the second quarter of 2010 compared to 2009.
     Interest expense was approximately $562,000 or 0.8% of total revenue for the first six months of fiscal 2010 and approximately $900,000 or 1.3% of total revenue for the first six months of fiscal 2009. In 2010, we expect interest expense, to be 30 — 40 basis points lower than 2009’s percentage due to leverage, favorable interest rates and the high interest rate notes paid off in 2009.
     Interest Income
     Interest income was approximately $20,000 and $33,000 for the second quarter of fiscal 2010 and fiscal 2009, respectively. Interest income was approximately $59,000 and $67,000 for the first six months of fiscal 2010 and fiscal 2009, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances. We expect interest income to remain flat, as a percentage of total revenue to fiscal 2009’s percentage.
     Provision for Income Taxes
     For the second quarter of 2010, we recorded an estimated provision for income taxes of approximately $1.3 million or 34.7% of income before income taxes, compared to a tax provision of approximately $1.2 million or 34.0% of income before income taxes, for the second quarter of 2009. We estimate an effective tax rate of approximately 34.5% for fiscal 2010. For the six months ended July 4, 2010, our tax provision was

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
approximately $2.8 million, or 34.5% of income before income taxes, compared to the prior year comparable period of approximately $1.9 million, or 34.0% of income before income taxes.
     Basic and Diluted Net Income Per Common Share
     Net income for the three months ended July 4, 2010 was approximately $2.5 million or $0.29 per basic and diluted share on approximately 8,649,000 weighted average basic shares outstanding and 8,810,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended June 28, 2009 was approximately $2.4 million or $0.26 per basic and diluted share on approximately 9,105,000 weighted average basic shares outstanding and 9,212,000 weighted average diluted shares outstanding, respectively.
     Net income for the six months ended July 4, 2010 was approximately $5.2 million or $0.59 per basic and $0.58 per diluted share on approximately 8,824,000 weighted average basic shares outstanding and approximately 8,986,000 weighted average diluted shares outstanding, respectively. Net income for the six months ended June 28, 2009 was approximately $3.7 million or $0.41 per basic and $0.40 per diluted share on approximately 9,094,000 weighted average basic shares outstanding and approximately 9,149,000 weighted average diluted shares outstanding, respectively.
Financial Condition, Liquidity and Capital Resources
     During the second quarter of 2010, our balance of unrestricted cash and cash equivalents was approximately $1.8 million, compared to the fiscal 2009 year-end balance of approximately $3.0 million.
     Our current ratio, which measures our immediate short-term liquidity, was 0.87 at July 4, 2010 and 1.00 at January 3, 2010. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to decreases in our cash balance since the end of fiscal 2009 and higher current liabilities due to an increase in accrued income taxes. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.
     Net cash provided by operations through the second quarter of 2010 was approximately $6.4 million and reflects net income of approximately $5.2 million, depreciation and amortization of approximately $2.7 million, stock-based compensation of $632,000, an increase in deferred taxes of approximately $764,000 and an increase in other current liabilities of $781,000. These net increases were partially offset by an approximate $2.3 million gain on the acquisition of seven restaurants and an approximate $733,000 decrease in accrued compensation and benefits.
     Net cash provided by operating activities for the six months ended June 28, 2009 was approximately $7.3 million. Cash provided by operating activities was primarily from net income of approximately $3.7 million, depreciation and amortization of approximately $2.6 million, a decline in prepaid expenses and other current assets of $674,000, a decline in restricted cash of approximately $454,000, and an increase in accrued compensation and benefits of $416,000. These net increases were partially offset by an approximate $879,000 decrease in accounts payable.
     Net cash used for investing activities was approximately $8.3 million for the second quarter of fiscal 2010 and $442,000 for the second quarter of fiscal 2009. During the second quarter of 2010, we used approximately $1.7 million on capital expenditures for existing restaurants and for other projects. Additionally, we used approximately $6.8 million for the acquisition of seven restaurants in New York and New Jersey. During the first half of 2009, we used approximately $466,000 on capital expenditures for existing restaurants and for other projects.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Net cash provided by financing activities was approximately $727,000 in the second quarter of fiscal 2010 and net cash used for financing activities was approximately $6.6 million for the second quarter of fiscal 2009. During the second quarter of 2010, we had draws of $8.5 million on our line of credit and had repayments of $9.5 million. In addition, we borrowed $6.8 million of long-term debt to finance the acquisition of the New York and New Jersey restaurants. During the six months, we also used approximately $4.9 million to repurchase approximately 654,000 shares at an average price of $7.51, excluding commissions under our current share repurchase program. During the six months ended June 28, 2009, we had draws of $5.0 million on our line of credit and had repayments of $8.5 million. In addition, we paid $45,000 for the 2008 fourth quarter waiver and amended credit agreement and repaid $3.1 million of long-term debt.
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at July 4, 2010) plus 1.5% or Wells Fargo’s prime rate (3.25% at July 4, 2010). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Eurodollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of July 4, 2010, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
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
     The Company amended the Credit Agreement on March 4, 2010 in connection with the acquisition of seven New York and New Jersey restaurants. This amendment provides for an additional $6.8 million of long-term debt in the form of a term loan with a maturity date of March 4, 2017. Principal amounts outstanding under this term loan bear interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of either one, two, three, or six months. Our current weighted average rate for the second quarter was 2.59%. There is a required minimum annual amortization of 5.0% of the principal balance.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At July 4, 2010 we had $12.5 million in borrowings under this Facility. We had $579,000 in letters of credit for real estate locations. We were in compliance with all covenants as of July 4, 2010.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Contractual Obligations
     As a result of the recent acquisition of seven restaurants in New York and New Jersey, please reference the updated Contractual Obligations Table in the first quarter’s Form 10-Q filed on May 14, 2010 with the SEC. That table reflects the addition of seven new real estate lease commitments, as well as, the $6.8 million term loan obtained with this acquisition.
     Also, see Notes 6 and 7 to our Consolidated Financial Statements in our Fiscal 2009 Annual Report on Form 10-K for the details of our contractual obligations.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of July 4, 2010 was approximately $23.8 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On August 6, 2008, our Board of Directors adopted a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. Since its adoption, we have repurchased approximately 761,000 shares under this program for approximately $5.8 million at an average market price per share of $7.60, excluding commissions.
     The following table includes information about our share repurchases for the second quarter ended July 4, 2010.

				Maximum Number
				(or Approximate
				Dollar Value) of
			Total Number of Shares	Shares
		Average Price Paid	(or Units)	(or Units)
	Total Number of	per	Purchased as Part of	that May Yet be
	Shares	Share(1)	Publicly Announced	Purchased Under the
Period	(or Units) Purchased	(or Unit)	Plans or Programs	Plans or Programs
Month #4 (April 5, 2010 — May 2, 2010)	-0-	$—	-0-	463,190
Month #5 (May 3, 2010 — May 30, 2010)	159,700	$8.68	159,700	303,490
Month #6 (May 31, 2010 — July 4, 2010)	64,450	$8.60	64,450	239,040

(1)	Excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: August 12, 2010	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer Director (Principal Executive Officer)

Dated: August 12, 2010		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)