Form 10-Q
period 2010-10-03
FAMOUS DAVES OF AMERICA INC
filed 2010-11-05
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 3, 2010

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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2010, 8,419,471 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 3, 2010 AND JANUARY 3, 2010
(in thousands)

	October 3,
	2010	January 3,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,712	$2,996
Restricted cash	111	627
Accounts receivable, net	3,202	3,279
Inventories	2,549	2,198
Deferred tax asset	779	714
Prepaid expenses and other current assets	2,445	1,845
Current portion of notes receivable	409	823

Total current assets	11,207	12,482

Property, equipment and leasehold improvements, net	61,851	54,818

Other assets:
Notes receivable, less current portion	75	327
Deferred tax asset	—	206
Other assets	3,312	548

	$76,445	$68,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligation	$527	$162
Accounts payable	3,790	3,974
Accrued compensation and benefits	3,175	4,337
Other current liabilities	5,006	3,991

Total current liabilities	12,498	12,464

Long-term liabilities:
Line of credit	13,600	13,500
Long-term debt, less current portion	6,262	—
Financing lease obligation less current portion	4,345	4,490
Deferred tax liability	575	—
Other liabilities	5,280	4,933

Total liabilities	42,560	35,387

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 8,394 and 9,202 shares issued and outstanding at October 3, 2010 and January 3, 2010, respectively	84	92
Additional paid-in capital	11,734	17,536
Retained earnings	22,067	15,366

Total shareholders’ equity	33,885	32,994

	$76,445	$68,381

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
OCTOBER 3, 2010 AND SEPTEMBER 27, 2009
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Revenue:
Restaurant sales, net	$34,313	$28,763	$98,919	$89,600
Franchise royalty revenue	4,012	4,242	12,208	12,851
Franchise fee revenue	145	80	235	155
Licensing and other revenue	233	220	689	811

Total revenue	38,703	33,305	112,051	103,417

Costs and expenses:
Food and beverage costs	10,177	8,762	29,121	27,046
Labor and benefits costs	10,944	9,174	31,217	27,857
Operating expenses	9,475	7,760	26,719	23,492
Depreciation and amortization	1,401	1,253	4,070	3,834
General and administrative expenses	4,027	3,701	11,753	11,976
Asset impairment and estimated lease termination and other closing costs	4	446	(68)	119
Pre-opening expenses	219	—	300	—
Gain on acquisition, net of acquisition costs	—	—	(2,036)	—
Net loss on disposal of property	12	7	20	13

Total costs and expenses	36,259	31,103	101,096	94,337

Income from operations	2,444	2,202	10,955	9,080

Other expense:
Loss on early extinguishment of debt	—	(40)	—	(489)
Interest expense	(238)	(277)	(800)	(1,177)
Interest income	19	26	78	93
Other (expense) income, net	(8)	7	(12)	(1)

Total other expense	(227)	(284)	(734)	(1,574)

Income before income taxes	2,217	1,918	10,221	7,506

Income tax expense	(759)	(679)	(3,520)	(2,579)

Net income	$1,458	$1,239	$6,701	$4,927

Basic net income per common share	$0.17	$0.14	$0.77	$0.54

Diluted net income per common share	$0.17	$0.13	$0.76	$0.54

Weighted average common shares outstanding — basic	8,498,000	9,124,000	8,715,000	9,104,000

Weighted average common shares outstanding — diluted	8,631,000	9,254,000	8,870,000	9,184,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
OCTOBER 3, 2010 AND SEPTEMBER 27, 2009
(in thousands)
(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2010	2009
Cash flows from operating activities:
Net income	$6,701	$4,927
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,070	3,834
Gain on acquisition of restaurants	(2,343)	—
Asset impairment and estimated lease termination and other closing costs	(68)	119
Net loss on disposal of property	20	13
Loss on early extinguishment of debt	—	139
Amortization of deferred financing costs	42	47
Inventory reserve	—	25
Deferred income taxes	716	(89)
Deferred rent	484	207
Stock-based compensation	861	610
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	516	508
Accounts receivable, net	(189)	521
Inventories	(226)	(49)
Prepaid expenses and other current assets	(552)	(279)
Deposits	(14)	95
Accounts payable	(231)	(1,279)
Accrued compensation and benefits	(1,232)	1,448
Other current liabilities	370	868
Long-term deferred compensation	61	19

Cash flows provided by operating activities	8,986	11,684

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(3,747)	(1,076)
Acquisition of restaurants	(6,822)	—
Payments received on notes receivable	319	37

Cash flows used for investing activities	(10,250)	(1,039)

Cash flows from financing activities:
Proceeds from long-term debt	6,800	—
Proceeds from draws on line of credit	17,100	6,000
Payments on line of credit	(17,000)	(11,000)
Payments for debt issuance costs	—	(45)
Payments on long-term debt and financing lease obligation	(317)	(5,776)
Proceeds from exercise of stock options	202	37
Tax benefit for equity awards issued	139	81
Repurchase of common stock	(6,944)	—

Cash flows used for financing activities	(20)	(10,703)

Decrease in cash and cash equivalents	(1,284)	(58)

Cash and cash equivalents, beginning of period	2,996	1,687

Cash and cash equivalents, end of period	$1,712	$1,629

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of October 3, 2010, there were 179 Famous Dave’s restaurants operating in 36 states, including 53 company-owned restaurants and 126 franchise-operated restaurants. An additional 92 franchise restaurants were committed to be developed through signed area development agreements as of October 3, 2010.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of October 3, 2010 and January 3, 2010 and for the three and nine month periods ended October 3, 2010 and September 27, 2009. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2010 as filed with the SEC.
     Due to the seasonality of our business, revenue and operating results for the three and nine months ended October 3, 2010 are not necessarily indicative of the results to be expected for the full year.
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
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands, except per share data)	2010	2009	2010	2009

Net income per common share — basic:
Net income	$1,458	$1,239	$6,701	$4,927
Weighted average shares outstanding	8,498	9,124	8,715	9,104
Net income per common share — basic	$0.17	$0.14	$0.77	$0.54

Net income per common share — diluted:
Net income	$1,458	$1,239	$6,701	$4,927
Weighted average shares outstanding	8,498	9,124	8,715	9,104
Dilutive impact of common stock equivalents outstanding	133	130	155	80

Adjusted weighted average shares outstanding	8,631	9,254	8,870	9,184
Net income per common share — diluted	$0.17	$0.13	$0.76	$0.54

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     There were 25,500 and 189,125 options outstanding as of October 3, 2010 and September 27, 2009, respectively, that were not available to be included in the computation of diluted EPS because they were anti-dilutive.
(3)	Allowance for Doubtful Accounts
     Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $118,000 and $67,000 at October 3, 2010 and January 3, 2010, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variances.
(4)	Public Relations and Marketing Development Fund and Restricted Cash
     We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 0.5%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of October 3, 2010 and January 3, 2010. As of October 3, 2010 and January 3, 2010, we had approximately $111,000 and $627,000 in this fund, respectively.
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at October 3, 2010) plus 1.5% or Wells Fargo’s prime rate (3.25% at October 3, 2010). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Eurodollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of October 3, 2010, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.

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
     The Company amended the Credit Agreement on March 4, 2010 in connection with the acquisition of seven New York and New Jersey restaurants (see Note 10). This amendment provided for an additional $6.8 million of long-term debt in the form of a term loan with a maturity date of March 4, 2017. Principal amounts outstanding under this term loan bear interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of one, two, three, or six months. Our current weighted average rate for the third quarter was 2.70%. There is a required minimum annual amortization of 5.0% of the principal balance.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At October 3, 2010 we had $13.6 million in borrowings under this Facility, and had approximately $579,000 in letters of credit for real estate locations. We were in compliance with all covenants as of October 3, 2010.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
(6)	Other Liabilities
     Other liabilities consisted of the following at:

	October 3,	January 3,
(in thousands)	2010	2010
Deferred rent	$4,866	$4,404
Lease termination costs	—	304
Asset retirement obligations	93	89
Other liabilities	321	136

	$5,280	$4,933

(7)	Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the three and nine months ended October 3, 2010 and September 27, 2009, respectively, as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(in thousands)	2010	2009	2010	2009
Performance Share Programs:
2007 Program	$—	$(1)	$—	$14
2008 Program	24	24	75	79
2009 Program	61	60	183	188
2010 Program	95	—	285	—

Performance Shares	$180	$83	$543	$281

Director Shares	16	119	216	203
Stock Options	—	—	—	24
Restricted Stock	34	34	102	102

	$230	$236	$861	$610

     Performance Shares
     As of October 3, 2010, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment as required under the FASB Standards Codification for Stock Compensation. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). Participants in each performance share program are entitled to receive a specified number of shares of the common stock (“Performance Shares”) based upon our achieving a specified percentage of the cumulative total of the earnings per share goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal”). In the second and third year of any performance share program, the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2008 and 2009 programs, the attainment percentages were estimated at 90.7% and 100.0%, respectively. In the first year of any program, we estimate the attainment rate to be 100.0%. In accordance with FASB Standards Codification for Stock Compensation, we have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.
     During the first quarter of fiscal 2010, we issued 25,925 shares upon satisfaction of conditions under the 2007 performance share program, representing the achievement of approximately 88.5% of the target payout for this program. Recipients elected to forfeit 9,261 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,664 shares.
     For each of the three programs currently in progress, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. With the 2008 program, if the Company achieves between 100% and 150% of the Cumulative EPS Goal, each recipient will be entitled to receive an additional percentage of the “Target” number of Performance Shares granted equal to twice the incremental percentage increase in the Cumulative EPS Goal over 100% (e.g., if the Company achieves 120% of the Cumulative EPS Goal, then the recipient will be entitled to receive 140% of his or her “Target” Performance Share amount). The maximum share payout a recipient will be entitled to receive under the 2009 and the 2010 programs is 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			No. of
		Target No. of	Performance Shares
	Performance	Performance Shares	(Outstanding at	Estimated Payout of
Award Date	Share Program	(Originally Granted)(1)	October 3, 2010)(2)	Performance Shares
12/31/2007	2008 Program	78,800	27,000	24,495	(4)
12/29/2008	2009 Program(3)	280,300	267,100	267,100	(5)
4/1/2010	2010 Program	193,700	191,200	191,200	(5)

(1)	Assumes achievement of 100% of the applicable cumulative EPS goal.

(2)	Net of forfeitures for employee departures.

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
     Additionally, during 2009, one-time stock grants were issued to Lisa A. Kro and Wallace B. Doolin commensurate with the additional responsibilities assigned to them upon assuming new positions on the Board of Directors’ committees. They were granted 25,000 restricted shares each; with a grant date fair values of $168,000 and $150,000 on May 5, 2009 and September 29, 2009, respectively. These grants will vest ratably over a period of five years beginning on the date they respectively joined the board.
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
     In total, board of director cash compensation and stock-based compensation expense for the board of directors during the first nine months of fiscal 2010 was $375,000.
     Stock Options
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 149,842 shares of our Company’s common stock remained unreserved and available for issuance at October 3, 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In general, the stock options we have issued under the Plans vest over a period of 3 to 5 years and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, the 1997 Employee Stock Option Plan expired on June 24, 2007, and the 1998 Director Stock Option Plan expired on June 19, 2008. Although incentives are no longer eligible for grant under these plans, each such plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.
Information regarding our Company’s stock options is summarized below:
Stock Options

		Weighted Average
(number of options in thousands)	Number of Options	Exercise Price
Outstanding at January 3, 2010	351	$5.68
Exercised	—	—
Canceled or expired	—	—

Outstanding at April 4, 2010	351	$5.68

Exercised	(27)	3.34
Canceled or expired	—	—

Outstanding at July 4, 2010	324	$5.88

Exercised	(52)	3.98
Canceled or expired	—	—

Outstanding at October 3, 2010	272	$6.24

Options Exercisable at October 3, 2010	272	$6.24

     Common Share Repurchases
     On August 6, 2008, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first nine months of fiscal 2010, we repurchased 892,988 shares for approximately $6.9 million at an average market price per share of $7.76, excluding commissions. As of October 3, 2010, we had completed this authorization of 1.0 million shares, for approximately $7.8 million at an average market price per share of $7.79, excluding commissions.
     Employee Stock Purchase Plan
     The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 100 percent of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 1,368 and 2,234 shares purchased with a fair value of $9.46 and $5.97 during the third quarter of 2010 and third quarter of 2009, respectively. For the nine months ended October 3, 2010 and September 27, 2009, there were approximately 4,556 shares and 7,629 shares purchased, respectively, with a weighted average fair value of $8.55 and $4.98, respectively. For the nine months ended October 3, 2010 and September 27, 2009 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2010, we will match 25.0%, and in fiscal 2009, we matched 25.0%, respectively, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $138,000 and $121,000 for the third quarter of fiscal years 2010 and 2009, respectively. The employer match was $22,000 and $19,000 for the third quarter of fiscal years 2010 and 2009, respectively. For the nine months ended October 3, 2010 and September 27, 2009, eligible participants contributed approximately $455,000 and $399,000, respectively, to the plan and the Company provided matching funds of approximately $71,000 and $61,000. There were no discretionary contributions to the Plan during the nine months of fiscal years 2010 or 2009.
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
     The Plan assets are kept in an unsecured account that has no trust fund. In the event of bankruptcy, participants entitled to future payments under the Plan would have no greater rights than that of an unsecured general creditor of the Company and the Plan confers no legal rights for interest or claim on any specific assets of the Company. Benefits provided by the Plan are not insured by the Pension Benefit Guaranty Corporation (PBGC) under Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”), because the pension insurance provisions of ERISA do not apply to the Plan.
     For the quarter ended October 3, 2010 and September 27, 2009, eligible participants contributed approximately $21,000 and $16,000 to the Plan, respectively, and the Company provided matching funds and interest of approximately $13,000 and $15,000, respectively. For the nine months ended October 3, 2010 and September 27, 2009, eligible participants contributed approximately $65,000 and $49,000, respectively, to the Plan and the Company provided matching funds and interest of approximately $42,000 and $46,000, respectively.
(9)	Asset Impairment and Estimated Lease Termination and Other Closing Costs
     During the first quarter of 2010, we executed a lease termination agreement for our previously closed Marietta Georgia restaurant. The termination fees were approximately $506,000, including commissions. The termination resulted in a gain of approximately $84,000, which represents the difference between the amount of the termination payment, including commission, and the remaining lease reserve for this location. This gain was

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reflected as a credit to asset impairment and estimated lease termination and other closing costs in our consolidated statement of operations.
     The Company recorded costs for restaurants previously closed of approximately $4,000 and $26,000 during the third quarter of fiscal 2010 and fiscal 2009, respectively. For the nine months ended October 3, 2010 and September 27, 2009, the costs for closed restaurants were approximately $16,000 and $151,000, respectively.
(10)	Acquisition of Seven Restaurants in New York and New Jersey
     On March 3, 2010, the Company purchased the assets of seven of nine Famous Dave’s restaurants located in New York and New Jersey previously owned and operated by a Famous Dave’s franchisee, North Country BBQ Ventures, Inc. These assets were purchased under Section 363 of Chapter 11 of the U.S. Bankruptcy Code and the acquisition was approved by the United States Bankruptcy Court for the District of New Jersey. The Company did not assume any liabilities except for the outstanding gift cards that the Company chose to honor. Famous Dave’s of America, Inc. continues to operate the restaurants. For the two restaurants that were not acquired; one was subsequently closed and the other was purchased out of bankruptcy by another buyer who assumed the existing franchise agreement.
     The purchase price for the seven restaurants of approximately $7.4 million was offset by approximately $649,000 of pre- and post-petition notes receivable of the Company due and payable from the seller, resulting in a net cash payment of $6.8 million, which was funded by a term loan from Wells Fargo Bank, N.A. See Note 5, Credit Facility and Debt Covenants and Long-Term Debt, for the specific terms and conditions for this term loan. This acquisition was accounted for using the purchase method of accounting in accordance with FASB Standards Codification for Business Combinations.
     The net assets acquired were recorded based on their fair market values at the acquisition date as follows (in thousands):

Inventory	$125
Property, equipment, and leasehold improvements	7,262
Other assets(1)	2,843	(2)
Gift card liability	(312)
Lease interest liabilities	(138	)(2)
Asset disposal costs	(2)

Fair market value of the net assets aquired	$9,778

(1)	Other assets are comprised of approximately $1.4 million of liquor licenses, $1.4 million of lease interest assets and $16,000 of security deposits for various operating leases.

(2)	Lease interest assets and lease interest liabilities will be amortized ratably to occupancy costs which is reflected in operating expenses in the Company’s consolidated statement of operations.
     The excess of the aggregate fair market value of the assets acquired over the purchase price was allocated to gain on acquisition of approximately $2.3 million and is reflected in the statement of operations for the period ended October 3, 2010. The Company incurred approximately $386,000 of costs associated with the acquisition, $79,000 of which were incurred in fiscal 2009, and $307,000 of which were incurred in 2010. The 2010 acquisition-related costs are reflected as a net adjustment to the gain on the acquisition in the statement of operations for the period ended October 3, 2010.

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

	Three Months Ended		Nine Months Ended
Pro Forma Results (unaudited)	October 3,	September 27,	October 3,	September 27,
(in thousands except per share data)	2010	2009	2010	2009

Revenue	$38,703	$38,105	$114,397	$117,621
Net income	1,458	1,498	6,711	7,055
Net income per common share-basic	0.17	0.16	0.77	0.77
Net income per common share-diluted	0.17	0.16	0.76	0.77
(11)	Supplemental Cash Flow Information

	Nine Months Ended
	October 3,	September 27,
(in thousands)	2010	2009
Cash paid for interest	$754	$1,192
Cash paid for taxes	$983	$321

Non-cash investing and financing activities:
Accrued property and equipment purchases	$114	$158
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$68	$28
Redemption of note receivable due to the acquisition of franchise restaurants	$613	$—
Reverse tax shortfall for equity awards issued	$—	$(76)
Issuance of common stock to independent board members	$—	$322

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of October 3, 2010, there were 179 Famous Dave’s restaurants operating in 36 states, including 53 company-owned restaurants and 126 franchise-operated restaurants. An additional 92 franchise restaurants were in various stages of development as of October 3, 2010.
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
     During 2010 and 2009, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2010 and 2009. This program was expected to end at the end of fiscal 2010. However, because of continued difficult economic environment and scarcity of capital for development, we decided to modify and extend this growth incentive program. The modification offers new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. We believe that this program will provide the support, as well as, the incentive, to continue to add new Famous Dave’s locations during 2011.
     Costs and Expenses
     Restaurant costs and expenses include food and beverage costs, labor and benefits costs, operating expenses which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
until operations stabilize, usually during the first three to four months of operation. As restaurant management and staff gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control typically improve to levels similar to those at our more established restaurants.
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
     The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Food and beverage costs(1)	29.7%	30.5%	29.4%	30.2%
Labor and benefits(1)	31.9%	31.9%	31.6%	31.1%
Operating expenses(1)	27.6%	27.0%	27.0%	26.2%
Depreciation & amortization (restaurant level)(1)	3.7%	3.9%	3.7%	3.8%
Depreciation & amortization (corporate level)(2)	0.4%	0.4%	0.4%	0.4%
General and administrative(2)	10.4%	11.1%	10.5%	11.6%
Pre-opening expenses and net loss on disposal of property(1)	0.7%	—	0.3%	—
Asset impairment and estimated lease termination and other closing costs(1)	—	1.6%	(0.1)%	0.1%
Gain on acquisition, net of acquisition costs(1)	—	—	(2.1)%	—

Total costs and expenses(2)	93.7%	93.4%	90.2%	91.2%
Income from operations(2)	6.3%	6.6%	9.8%	8.8%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)
Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which realized net income of $23,000 and $38,000 for the three months ended October 3, 2010 and September 27, 2009, respectively. The Rib Team netted a loss of $11,000 and realized net income of $10,000 for the nine months ended October 3, 2010 and September 27, 2009, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 3, 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Total Revenue
     Total revenue of approximately $38.7 million for the third quarter of fiscal 2010 increased approximately $5.4 million, or 16.2%, from total revenue of $33.3 million in the comparable quarter in fiscal 2009. For the nine months ended October 3, 2010, total revenue of approximately $112.1 million increased approximately $8.6 million, or 8.3% over revenue of approximately $103.4 million, for the nine months ended September 27, 2009. This year to date increase reflects an 10.4% increase in company-owned restaurant sales partially offset by a decrease in franchise royalty revenue of 5.0% for the nine months ending October 3, 2010. The decrease in royalty revenue reflects the impact of lost royalties from the New York and New Jersey franchisee acquisition as well as a 0.8% comparable sales decrease.
     Restaurant Sales, net
     Restaurant sales for the third quarter of fiscal 2010 were approximately $34.3 million, compared to approximately $28.8 million for the same period in fiscal 2009. Restaurant sales for the nine months ended, October 3, 2010 were approximately $98.9 million compared to approximately $89.6 million for the nine months ended September 27, 2009, reflecting a 10.4% increase. Third quarter restaurant sales increased 19.3% year over year, primarily reflecting the sales from the seven New York and New Jersey restaurants acquired in the first quarter, sales from our new company-owned restaurant in Bel Air, Maryland which opened in August of 2010, and a comparable sales increase of 2.4% that included a weighted average price increase of approximately 1.0%. Of the 2.4% comparable sales increase, dine-in represented 0.7%, To-Go accounted for 0.7%, and catering 1.0%. Off-premise sales were 32.1% of total sales for the third quarter of fiscal 2010, with catering representing 12.1% and To-Go representing 20.0%. This compares to off-premise sales of 32.8% for prior year’s third quarter.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.2 million for the third quarter of fiscal 2010, compared to $4.3 million for the third quarter 2009. This decline reflects a net decrease of five franchise restaurants year over year. Seven new franchise restaurants opened since the third quarter of 2009, five restaurants closed, and seven restaurants became company-owned locations. One new franchise restaurant opened during the third quarter in San Jose, California. There were 126 franchise-operated restaurants open at October 3, 2010 compared to 131 franchise-operated restaurants open at September 27, 2009. The decrease in franchise royalty revenue was partially offset by a comparable sales increase for franchise restaurants of 0.7%. Approximately 55% of the franchise restaurants reported positive comparable sales during the third quarter.
     Franchise-related revenue was approximately $12.4 million for the nine months ended October 3, 2010 compared to approximately $13.0 million for the nine months ended September 27, 2009, primarily reflecting a year-over-year decrease in royalty revenue of 5.0% for the nine month timeframe. The decrease in royalty revenue reflects the impact of lost royalties from the New York and New Jersey franchisee acquisition as well as a 0.8% comparable sales decrease.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the third quarter of fiscal 2010, the licensing royalty revenue was approximately $130,000 compared to approximately $124,000 for the comparable period of fiscal 2009. Licensing royalty revenue was approximately $507,000 for the nine months ended October 3, 2010 as compared to $439,000 for the comparable period of fiscal 2009.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Other revenue for the fiscal 2010 third quarter was approximately $103,000 compared to $96,000 for the comparable prior year quarter. Other revenue for the nine months ended nine months ended 2010 was approximately $182,000 compared to approximately $372,000 for the comparable period of fiscal 2009 due to fewer franchise-operated restaurants that opened during the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the third quarter of fiscal 2010 increased 2.4%, compared to fiscal 2009’s third quarter decrease of 6.8%. At the end of the third quarter of fiscal 2010 and the third quarter of fiscal 2009, there were 42 and 38 restaurants, respectively, included in this base. Same store net sales for company-owned restaurants open at least 24 months for the nine months ended October 3, 2010 decreased 0.3%, compared to fiscal 2009’s nine months ended September 27, 2009 decrease of 7.3%. For the nine months ended October 3, 2010 and September 27, 2009, there were 41 and 38 restaurants, respectively, included in the company-owned 24 month comparable sales base.
     Same store net sales for franchise-operated restaurants for the third quarter of fiscal 2010 increased 0.7%, compared to a decrease of 9.5% for the prior year comparable period. For the third quarter of 2010 and the third quarter of 2009, there were 102 and 100 restaurants, respectively, included in the franchise-operated comparable sales base. Neither franchise-operated comparable sales nor company-owned comparable sales include the results of the seven franchise restaurants acquired in March of 2010. These restaurants will enter the company-owned comparable sales base in March 2011.
     Same store net sales on a 24 month basis for franchise-operated restaurants for the first nine months of fiscal 2010 and fiscal 2009 decreased 0.8% and 8.8%, respectively. For the first nine months of fiscal 2010 and fiscal 2009, there were 95 and 92 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the third quarter of fiscal 2010 and fiscal 2009:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Average Weekly Net Sales (AWS):
Company-Owned	$50,106	$47,706	$49,927	$49,427
Full-Service	$51,557	$48,958	$51,531	$51,121
Counter-Service	$36,381	$37,438	$35,340	$36,401

Franchise-Operated	$53,367	$53,524	$54,057	$54,870

AWS 2005 and Post 2005:(1)
Company-Owned	$57,343	$55,340	$56,946	$58,909
Franchise-Operated	$56,740	$57,683	$58,002	$60,201
AWS Pre-2005:(1)
Company-Owned	$45,791	$45,011	$46,183	$46,112
Franchise-Operated	$47,567	$47,472	$47,470	$47,326

Operating Weeks:
Company-Owned	680	598	1,969	1,807
Franchise-Operated	1,607	1,684	4,826	4,934

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the post-fiscal 2005, timeframes.
     Food and Beverage Costs
     Food and beverage costs for the third quarter of fiscal 2010 were approximately $10.2 million or 29.7% of net restaurant sales, compared to approximately $8.8 million or 30.5% of net restaurant sales for the third quarter of fiscal 2009. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 8.8% and 8.4% for the third quarter of fiscal 2010 and 2009, respectively.
     Food and beverage costs for the first nine months of fiscal 2010 were approximately $29.1 million or 29.4% of net restaurant sales compared to approximately $27.0 million or 30.2% of net restaurant sales for the comparable period of fiscal 2009. Several factors contributed to this decrease, including strategic utilization of our supplier network, prudent commodity administration, and the continual focus, visibility and optimization that our food cost management system brings.
     Our pork contract is locked in through December 2011. By locking in this pork contract, we were able to manage our largest commodity and position ourselves favorably against the current pork markets. As a result, even though we blended in a higher cost in June of this year, we will still see approximately 2.0% favorability for fiscal 2010 compared to fiscal 2009’s pricing. Our chicken pricing is locked through 2010 at an average cost increase of approximately 2.5% over fiscal 2009. Our current brisket contract is firm through 2010 at an average cost increase of 5.2% over 2009. Hamburger is locked through the end of the year and is essentially flat compared to 2009. Our seafood contracts are locked in through 2010, with the exception of our catfish contract which is locked in through April of 2011, at a blended cost increase of approximately 5.4% over fiscal 2009. Lastly, we will have an approximate 3.1% price decrease for our side items, including french fries, corn and beans to name a few, as compared to fiscal 2009, due to the strategic utilization of our supplier network.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     For the fiscal 2010 timeframe, we expect a 60 - 70 basis point decrease in food and beverage costs as a percent of sales year over year.
     In 2011, we expect that pork prices will be approximately 2.3% higher on an annualized basis than fiscal 2010’s pricing. We are watching the chicken markets closely to determine our best strategy for 2011; however, we are anticipating significant price increases as we look into next year. In addition to our current brisket contract, we recently secured a new brisket contract from January 2011 to April 2011 that provides for a price increase of 9.5% over fiscal 2010 pricing. Although this is a significant increase, we believe we will be able to obtain a higher yield on a new raw brisket product which we expect will completely offset this price increase. We expect that the brisket market is will continue to rise in 2011, and we will watch this market closely to determine our best timing to secure pricing for the remainder of 2011. We are currently preparing to contract hamburger for fiscal 2011 with the expectation of a moderate price increase for 2011. We will continue to watch the seafood markets closely for the signs of their direction in early 2011.
     Labor and Benefits Costs
     Labor and benefits costs for the three months ended October 3, 2010 were approximately $10.9 million or 31.9% of net restaurant sales, compared to approximately $9.2 million or 31.9% of net restaurant sales for the three months ended September 27, 2009. Labor and benefits as a percentage of net restaurant sales were flat to the prior year, primarily due to increased employee benefit costs and the normalizing of the New York, New Jersey, and Bel Air restaurants, which were essentially offset by savings from operating below our full manager matrix and sales leverage.
     Labor and benefits for the nine months ended October 3, 2010 were approximately $31.2 million or 31.6% of net restaurant sales, compared to approximately $27.9 million or 31.1% of net restaurant sales for the nine months ended September 27, 2009.
     We expect that for 2010, labor and benefits costs as a percentage of sales, will be approximately 30 - 40 basis points higher than fiscal 2009’s percentage primarily due to higher than anticipated employee benefit costs.
     Operating Expenses
     Operating expenses for the third quarter of fiscal 2010 were approximately $9.5 million or 27.6% of net restaurant sales, compared to operating expenses of approximately $7.8 million or 27.0% of net restaurant sales for the third quarter of fiscal 2009. We continue to see increased occupancy, supply, repair and maintenance and utility costs associated with the addition of the New York and New Jersey restaurants. Also, we are experiencing higher operating costs with our new company-owned restaurant in Bel Air as it continues to normalize after its opening. These increases were partially offset by lower advertising costs year over year.
     Operating expenses for the nine months ended October 3, 2010 were approximately $26.7 million or 27.0% of net restaurant sales, compared to approximately $23.5 million or 26.2% of net restaurant sales for the nine months ended September 27, 2009.
     For fiscal 2010, advertising expense will be approximately 3.3% of net sales, including a 0.5% contribution to the National Ad Fund. Operating expenses as a percentage of net sales for fiscal 2010, will be approximately 100 - 110 basis points higher than 2009’s percentage due to higher than anticipated utility, repair and maintenance, and other direct operating costs.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Depreciation and Amortization
     Depreciation and amortization expense for the third quarter of 2010 was approximately $1.4 million or 3.6% of total revenue compared to $1.3 million, or 3.8% of total revenue for the third quarter of fiscal 2009. Depreciation and amortization expense for the nine months ended October 3, 2010 and September 27, 2009 was approximately $4.1 million and $3.8 million, respectively, and was 3.6% and 3.7%, respectively, of total revenue.
     We affirm that the 2010 capital expenditures will be approximately $5.5 million. This includes final payments on our Bel-Air restaurant, key re-modeling projects at a handful of our existing restaurants, additional investments in leaseholds, furniture and equipment at several of our other existing restaurants and various corporate infrastructure projects.
     For the remainder of 2010, we expect depreciation as a percent of total revenue to be flat to 10 basis points lower, as compared to 2009, due to increased capital spending offset by revenue leverage.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During the third quarter of 2010, we had $219,000 of pre-opening expenses consisting of pre-opening rent and other pre-opening expenses for our new company-owned location in Bel Air, Maryland. During the nine months ended October 3, 2010 we had $300,000 of pre-opening expenses which included pre-opening rent and other pre-opening expenses for our new company-owned location in Bel Air, Maryland. We did not open any company owned restaurants in 2009, and thus did not have any pre-opening expenses. We plan to continue our company-owned unit growth in 2011, with at least one new company-owned restaurant.
     General and Administrative Expenses
     General and administrative expenses for the third quarter of 2010 were approximately $4.0 million or 10.4% of total revenue, compared to approximately $3.7 million or 11.1% of total revenue for the third quarter of fiscal 2009. General and administrative expenses as a percent of total revenue, excluding bonus, stock-based compensation, and board of directors cash compensation were 8.4% for the third quarter of 2010 and 9.2% for the third quarter of 2009. General and administrative expenses for the first nine months of fiscal 2010 were approximately $11.8 million or 10.5% of total revenue compared to approximately $12.0 million or 11.6% of total revenue for the first nine months of fiscal 2009.
     For the third quarter, board of director cash and stock-based compensation expense was $325,000 compared to stock-based compensation expense of $236,000 for the third quarter of 2009. This year over year change reflects a higher stock price in 2010. Including performance shares for the 2010 program, previous grants to the board of directors for the 2009-2010 board year and previous one-time grants made in 2009 for our newest board of director members, we are expecting stock-based and board of director cash compensation to be approximately $1.3 million in fiscal 2010, as follows (in thousands):

Performance	Restricted	Board of Directors	Board of Directors
Shares	Stock Units	Shares	Cash Compensation	Total
$724	$136	$231	$255	$1,346
     We expect that general and administrative expenses as a percentage of revenue, will be approximately 100 - 110 basis points favorable to 2009’s percentage due to increased leverage and a continued focus on controlling administrative costs. In the fourth quarter of 2009, there was a positive 20 basis point impact from the 53rd week.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     During the last two years, we focused on prudently cutting general and administrative expenses in ways that did not affect the guests’ restaurants experiences or our relationships with franchise partners. As we look into 2011, we expect to reinvest for our growth in these two areas, particularly with regards to our franchise system, and consequently expect that our general administrative expense for 2011 will be higher, as a percentage of revenue, than 2010.
     Interest Expense
     Interest expense was approximately $238,000 or 0.6% of total revenue for the third quarter of fiscal 2010, compared to approximately $277,000 or 0.8% of total revenue for the comparable time frame of fiscal 2009. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan. Interest expense in the third quarter decreased 14.1%, year over year, due to the early retirement of one high interest rate note in the fourth quarter of 2009 and a lower average balance on our line of credit during the third quarter of 2010 compared to 2009. These savings were partially offset by the addition of the term loan during the first quarter of 2010.
     Interest expense was approximately $800,000 or 0.7% of total revenue for the first nine months of fiscal 2010 and approximately $1.2 million or 1.1% of total revenue for the first nine months of fiscal 2009. We expect interest expense for 2010 to be approximately 20 - 30 basis points lower as a percentage of revenue due to leverage, favorable interest rates, and the pay off of the high interest rate notes in 2009.
     Interest Income
     Interest income was approximately $19,000 and $26,000 for the third quarter of fiscal 2010 and fiscal 2009, respectively. Interest income was approximately $78,000 and $93,000 for the first nine months of fiscal 2010 and fiscal 2009, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.
      Provision for Income Taxes
     For the third quarter of 2010, we recorded an estimated provision for income taxes of approximately $759,000 or 34.2% of income before income taxes, compared to a tax provision of approximately $679,000 or 35.4% of income before income taxes, for the third quarter of 2009. We estimate an effective tax rate of approximately 34.4% for fiscal 2010. For the nine months ended October 3, 2010, our tax provision was approximately $3.5 million, or 34.4% of income before income taxes, compared to the prior year comparable period of approximately $2.6 million, or 34.4% of income before income taxes.
     Basic and Diluted Net Income Per Common Share
     Net income for the three months ended October 3, 2010 was approximately $1.5 million, or $0.17 per basic and diluted share on approximately 8,498,000 weighted average basic shares outstanding and 8,631,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended September 27, 2009 was approximately $1.2 million, or $0.14 per basic share on approximately 9,124,000 weighted average basic shares outstanding and $0.13 per diluted share on approximately 9,254,000 weighted average diluted shares outstanding.
     Net income for the nine months ended October 3, 2010 was approximately $6.7 million, or $0.77 per basic share and $0.76 per diluted share on approximately 8,715,000 weighted average basic shares outstanding and approximately 8,870,000 weighted average diluted shares outstanding, respectively. Net income for the nine months ended September 27, 2009 was approximately $4.9 million, on $0.54 per basic share on approximately 9,104,000 weighted average basic shares outstanding and approximately 9,184,000 weighted average diluted shares outstanding, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Financial Condition, Liquidity and Capital Resources
     During the third quarter of 2010, our balance of unrestricted cash and cash equivalents was approximately $1.7 million, compared to the fiscal 2009 year-end balance of approximately $3.0 million.
     Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has been driven by our construction of new restaurants, the maintaining of our existing restaurants, repurchases of our common stock, and for general corporate purposes.
     Our current ratio, which measures our immediate short-term liquidity, was 0.90 at October 3, 2010 and 1.00 at January 3, 2010. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to decreases in our cash balance since the end of fiscal 2009. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.
     Net cash provided by operations through the third quarter of 2010 was approximately $9.0 million and reflects net income of approximately $6.7 million, depreciation and amortization of approximately $4.1 million, stock-based compensation of $861,000, an increase in deferred taxes of approximately $716,000 and an increase in the use of restricted cash of $516,000. These net increases were partially offset by an approximate $2.3 million gain on the acquisition of seven restaurants, an approximate, $1.2 million decrease in accrued compensation and benefits and a decrease in prepaid expenses of $552,000.
     Net cash provided by operating activities for the nine months ended September 27, 2009 was approximately $11.7 million. Cash provided by operating activities was primarily from net income of approximately $4.9 million, depreciation and amortization of approximately $3.8 million, a decline in accounts receivable, net of an allowance for doubtful accounts, of $521,000, a decline in restricted cash of approximately $508,000, an increase in current liabilities of $868,000 and an increase in accrued compensation and benefits of $1.4 million. These net increases to cash flows were partially offset by an approximate $1.3 million decrease in accounts payable.
     Net cash used for investing activities was approximately $10.3 million for the nine months ended October 3, 2010 and $1.0 million for the nine months ended September 27, 2009. During the first nine months of 2010, we used approximately $3.7 million on capital expenditures for our new company-owned restaurant, our existing restaurants, and for other projects. Additionally, we used approximately $6.8 million for the acquisition of seven restaurants in New York and New Jersey. During the first nine months of 2009, we used approximately $1.1 million on capital expenditures for existing restaurants and for other projects.
     Net cash used for financing activities was approximately $20,000 in the nine months ended October 3, 2010 and net cash used for financing activities was approximately $10.7 million for the nine months ended September 27, 2009. During the first nine months of 2010, we had draws of $17.1 million on our line of credit and had repayments of $17.0 million. In addition, we borrowed $6.8 million of long-term debt to finance the acquisition of the New York and New Jersey restaurants. During the nine months, we also used approximately $6.9 million to repurchase approximately 893,000 shares at an average price of $7.76, excluding commissions, under our current share repurchase program. During the nine months ended September 27, 2009, we had draws of $6.0 million on our line of credit and had repayments of $11.0 million. In addition, we repaid $5.8 million of long-term debt.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at October 3, 2010) plus 1.5% or Wells Fargo’s prime rate (3.25% at October 3, 2010). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Eurodollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of October 3, 2010, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million.
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
     The Company amended its Credit Agreement on March 4, 2010 in connection with the acquisition of the seven New York and New Jersey restaurants. This amendment provides for an additional $6.8 million of long-term debt in the form of a term loan with a maturity date of March 4, 2017. Principal amounts outstanding under this term loan bear interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of either one, two, three, or six months. Our current weighted average rate for the third quarter was 2.70%. There is a required minimum annual amortization of 5.0% of the principal balance.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At October 3, 2010 we had $13.6 million in borrowings under this Facility. We had $579,000 in letters of credit for real estate locations. We were in compliance with all covenants as of October 3, 2010.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
Contractual Obligations
     Please reference the updated Contractual Obligations Table in the first quarter’s Form 10-Q filed on May 14, 2010 with the SEC. That table reflects the addition of seven new real estate lease commitments resulting from our recent acquisition of seven restaurants in New York and New Jersey, as well as the $6.8 million term loan obtained in conjunction with this acquisition. Also see Notes 6 and 7 to our Consolidated Financial Statements in our Fiscal 2009 Annual Report on Form 10-K for the details of our contractual obligations.
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
     Our forward-looking statements, including those related to our expectations for the future results, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
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
     We will also provide electronic or paper copies of our SEC filings (excluding exhibits) to any Famous Dave’s shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at Famous Dave’s, Inc., 12701 Whitewater Drive, Suite 200, Minnetonka, MN 55343.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of October 3, 2010 was approximately $24.7 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
     Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We have secondary source suppliers for certain items and in 2010 we have made this a key area of focus in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting during the period covered by this report.
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
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On August 6, 2008, our Board of Directors adopted a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. Since its adoption, we have repurchased all 1.0 million shares under this program for approximately $7.8 million at an average market price per share of $7.79, excluding commissions.
     The following table includes information about our share repurchases for the third quarter ended October 3, 2010:

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average	Purchased as Part	that May Yet be
	of Shares (or	Price Paid	of Publicaly	Purchased Under
	Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit) (1)	or Programs	Programs
Month #7 (July 5, 2010 — August 1, 2010)	—	—	—	239,040
Month #8 (August 2, 2010 — August 29, 2010)	65,379	8.21	65,379	173,661
Month #9 (August 30, 2010 — October 3, 2010)	173,661	8.49	173,661	—

(1)	Excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: November 5, 2010	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer Director (Principal Executive Officer)

Dated: November 5, 2010		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)