Form 10-K
period 2011-01-02
FAMOUS DAVES OF AMERICA INC
filed 2011-03-18
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934(the Act)
Yes ☐ No ☑
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $62.7 million as of July 2, 2010 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.
As of March 11, 2011, 8,079,173 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for our Annual Meeting of Shareholders (the “2010 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2010 Proxy Statement will be filed within 120 days after the end of the registrant’s fiscal year ended January 2, 2011.

PART I
ITEM 1. BUSINESS
General Development of Business
     Famous Dave’s of America, Inc. (“Famous Dave’s”, “Company” or “we”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of January 2, 2011, there were 182 Famous Dave’s restaurants operating in 37 states, including 52 company-owned restaurants and 130 franchise-operated restaurants. An additional 80 franchise restaurants were committed to be developed through signed area development agreements at January 2, 2011.
     The Company committed to a plan to “Smoke It” in 2010, resulting in the achievement of the following: The Company realized a comparable sales increase for all company-owned restaurants of 0.7% compared to a comparable sales decrease of 6.3% in fiscal 2009, and saw increases in all three key sales levers: Dine-In, To Go and Catering. Franchise-operated restaurants saw improvement in their comparable sales, ending the year with a comparable sales decrease of 0.8% compared to a decrease of 8.5% in fiscal 2009. Additionally, we opened one new company-owned restaurant with record-setting volume, and nine new franchise-operated restaurants, and we signed agreements for eight new units with three new franchise partners.
     On the marketing front, we featured unique promotions, including a Louisiana Seafood feature, our second Dave’s Day, and Wing Wars — in which we highlighted bone-in and bone-less wings, and also introduced two new sauces. Additionally, we had a very popular limited time offering called Ribzilla— a bone-in beef short rib with a Dr. Pepper glaze. We also developed innovative and foundational training programs, such as those that support our “Guest Experience” initiative — an initiative that allows us to leverage our barbeque culture and create an atmosphere in our restaurants where guests feel like good friends being invited over for a backyard barbeque.
     We recently completed a 1.0 million share stock buyback and announced Board authorization for a new 1.0 million share buyback.
     We were pleased with the integration and normalization of the seven New York and New Jersey restaurants that were acquired in the first quarter of fiscal 2010. While not accretive to 2010’s earnings, these restaurants performed slightly better than originally anticipated. The overall satisfaction scores at these locations have greatly improved over the past year, indicating that the investments made in management, staffing and service, as well as in capital improvements, have resonated with our guests.
     Lastly, as a result of all the above, we also grew earnings per share year over year, from $0.62 per diluted share in fiscal 2009 to $0.82 in fiscal 2010, with fiscal 2010 earnings, reflecting a $0.15 one-time non cash net gain, primarily related to the acquisition of the New York and New Jersey restaurants.
        In 2011, the Company plans to focus on three key initiatives:
•	Growth

•	Concept evolution, and

•	Enhancing core systems, processes and infrastructure
     Growth
     We expect to open ten to twelve new restaurants including one company-owned restaurant in fiscal 2011. We will also continue to invest in our base of restaurants and have several significant remodeling projects planned, that combine both exterior and interior remodeling efforts. Finally, we will continue to pursue the expansion of our geographical footprint by entering into new area development and franchise agreements, with both new and existing partners, as they take advantage of our modified growth incentive plan. This plan offers new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. If a franchise restaurant opens in the first quarter, the franchisee will pay a reduced royalty of 2.5% for the remainder of 2011. Opening in the second quarter qualifies for a reduced royalty of 3.0% for the remainder of 2011, and opening in the third quarter qualifies for a reduced royalty of 4.0% for the remainder of 2011. Any openings in the fourth quarter and beyond would be at the 5% royalty rate.
     Concept evolution
     It is important that Famous Dave’s remains relevant, and as such, we will continue to evolve our concept as part of a long-term strategy to remain top of mind with guests. This is evident in our new menu, but also includes modifications to the layout of our restaurants, enhancements in our trade dress, music, décor, and ambiance. Also, we will continue to be actively engaged in our local communities through catering and supporting and sponsoring local charitable and community events on a regular basis.
     Enhancing core systems, processes and infrastructure
     As part of this initiative, we will launch a comprehensive operations’ scorecard and training tool that we call “FD Powers” that will help us measure our operational effectiveness across our entire system. This scorecard will be used to evaluate, monitor and improve operations in areas such as guest satisfaction, health and safety standards, community involvement, and local store marketing effectiveness, among other operating metrics. Additionally, in 2011, we are excited to roll out an initiative for To-Go orders at all of our company-owned locations that will provide the convenience of an on-line option to our guests. Also, we will launch a new and improved website with full integration of our social media channels that will allow us to build brand awareness and loyalty through our on-line community and have continuous dialog with our cyber fans.
     As a culmination of all of these efforts mentioned above, we believe we will continue to grow earnings per share in 2011.
Financial Information about Segments
     Since our inception, our revenue, operating income and assets have been attributable to the single industry segment of the foodservice industry. Our revenue and operating income for each of the last three fiscal years, and our assets for each of the last two fiscal years, are set forth elsewhere in this Form 10-K under Item 8, Financial Statements and Supplementary Data.
Narrative Description of Business
     Famous Dave’s restaurants, a majority of which offer full table service, feature hickory-smoked off-the-grill entrée favorites. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of January 2, 2011, 47 of our company-owned restaurants were full-service and five were counter-service. Generally, our prototypical design includes the following elements: a designated bar, a signature exterior smokestack, a separate entrance for our category-leading “TO GO” business and a patio (where available). This design enables us to capitalize on a consistent trade-dress and readily identifiable look and feel for our future locations. We have a 5,000 square foot package that can be built as a free standing building, a 4,000 square foot model that most likely would be constructed as an end cap of a building, and a 2,400 square foot design which would be constructed as a counter service location in an existing building. In 2010, we and several of our franchisees successfully converted restaurants from existing casual dining chains. In Philadelphia, Pennsylvania and Orange, California, two franchise partners built counter service style restaurants, utilizing one of our smaller foot print prototypes. We did not open any restaurants in 2009, however, the restaurants that we opened in 2006, 2007, and 2008 were approximately 6,000 square feet, and had approximately 175 seats, with an additional 50 seats in the bar, and 32 additional seats on the patio. In addition to this restaurant design, which we currently offer, we have a variety of other development options. Additionally, as previously mentioned, we offer lower cost conversion packages that provide our franchisees with flexibility to build in cost effective formats, which includes opportunities to convert existing restaurants into a Famous Dave’s restaurant. Due to the flexibility and scalability of our concept, there are a variety of development opportunities available now and in the future.

     We pride ourselves on the following:
     High Quality Food — Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Additionally in 2011, we added our Citrus Grill family of entrée’s featuring shrimp, salmon, steak tenderloins, and naked ribs, served with grilled pineapple and a side of broccoli, at less than 600 calories. Also, enticing side items, such as honey-buttered corn bread, potato salad, coleslaw, Shack FriesTM and Wilbur BeansTM, accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding, Hot Fudge Kahlua Brownies, and Key Lime Pie, are a specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer five regional tableside barbeque sauces: Rich & Sassy®, Texas PitTM, Georgia MustardTM, Devil’s Spit®, and Sweet and ZestyTM. These sauces, in addition to a variety of seasonings, rubs, marinades, and other items are also distributed in retail grocery stores throughout the country under licensing agreements. Additionally, we typically introduce specialty barbeque sauces with our limited time offerings.
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
     Distinctive Environment — Décor and Music — Our original décor theme was a nostalgic roadhouse shack (“Shack”), as defined by the abundant use of rustic antiques and items of Americana. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have evolved our format to that of a full-service concept with several prototypical design that incorporates the best attributes of the past restaurants while providing a consistent brand image for the future. Of our 52 restaurants as of January 2, 2011, 47 were full-service restaurants, with 26 as the “Lodge” format, 6 as the “Shack” format, 1, located in the Minneapolis market, is a “Blues Club” format and 14 as company-owned prototypical restaurants. The remaining 5 are counter-service restaurants. We will continue to evaluate converting counter-service restaurants to full-service restaurants where there is determined to be a sufficient return on our investment.
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
     Operational Excellence — During fiscal 2010, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. Operational excellence also means an unyielding commitment to provide our guests with precision service during every visit. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.
     Our menu focuses on a number of popular smoked, barbeque, grilled meat, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared proprietary seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs, and eliminates the need for highly compensated chefs. In order to enhance our appeal, expand our audience, and feature our cravable products, we promote Limited-Time Offerings (LTOs) which often provide higher margins than our regular menu items. We believe that constant and exciting new product introductions, offered for a limited period of time, encourage trial visits, build repeat traffic and increase exposure to our regular menu. Additionally, in order to increase customer frequency, we have assembled a research and development product pipeline designed to generate four to six product introductions annually.
     During 2010, we offered our guests several promotions and LTOs, which were well received. During early 2010 and in support of the Lenten season, we had a Louisiana Seafood feature which included catfish and shrimp entrees including a skewer of shrimp offered as an add-on to any entrée to help protect the check average. During the spring we highlighted our “80 Proof” promotion which featured several entrée’s with our “80 proof BBQ sauce,” as well as, appetizers, desserts and adult beverages, featuring Jack Daniel’s® Tennessee Whiskey.
     In the summer of 2010, we had our “US of BBQ” offering, which featured San Antonio Tri-Tip, Texas beef brisket, Georgia chopped pork, and St. Louis-style ribs. Also, we celebrated our 2nd annual “Dave’s Day” where guests named Dave, David, or Davey could receive a free entrée up to $15.00 and if a guest’s middle name was Dave, David, or Davey, they could receive 1/2 off any entrée up to $7.50. Additionally, this summer we brought back the popular “Buck a Bone” promotion where a guest could buy up to six St. Louis style spare ribs for a $1.00 each with the purchase of an entrée.
     This past fall we featured two promotions, “Wing Wars” and “Ribzilla” which featured bone in and boneless chicken wings and our Dr. Pepper Glazed Beef Short Rib, respectively. Collectively, these LTOs successfully raised check averages during the year. As we look to 2011, we have a full pipeline of new and innovative limited time offerings.
     Human Resources and Training — We fully understand a key ingredient to our success as an employer and of our concept lies with our ability to hire, train, motivate and retain qualified team members at all levels of our organization. We continually place a great deal of importance on being an exceptional working environment for all of our team members through our Human Resource and Training/Organizational Development resources and programs, which are key to improving performance in our restaurants. Our core goal is to have Raving Internal Fans which emphasizes our commitment to doing the right thing for the organization while ensuring we have the right people in the right roles with the right resources and tools.
     We are a performance-based organization committed to recognizing and rewarding performance at all levels of the organization. Our performance management process includes performance calibration at the organizational level as a means of providing measureable, comparative team member contributions relative to peer contribution, taking into account both specific core competencies and goals, as well as, our core values, Famous PRIDE (Passion, Respect, Innovation, Diversity, Excellence). It is designed to provide a complete picture of performance that is consistent across the organization. We offer a total rewards compensation program that is benchmarked closely against the industry and includes health and welfare coverage, 401(k) and non-qualified deferred compensation with a company match, base pay and incentive pay programs developed to maintain our competitive position within the market.
     We strive to instill enthusiasm and dedication in our team members and continually solicit feedback regarding our organization. We have continued to use programs such as Guide with PRIDE, our team member suggestion program, and have now introduced our Talking PRIDE Engagement Survey this year. Through our Talking PRIDE Engagement Survey results, we will establish baseline action planning that will continually be benchmarked as we work to enhance our team member and Guest Experience. In addition, we have an online employee ethics compliance tool, which includes a bi-lingual anonymous call center, and a sophisticated issue tracking and reporting platform across all Famous Dave’s corporate locations.
     In addition, we have numerous programs designed to recognize and reward our team members for outstanding performance. These programs include the Famous PRIDE Award and our Spirit of the Flame Award. Our Famous PRIDE award encourages those within the company to submit nominations for fellow team members that live and breathe Famous PRIDE, and five individuals receive this honor each year. Our Spirit of the Flame award encourages those within the organization to nominate and recognize one winner from our Company, and one winner from our Franchise Community. The individuals receiving this award are selected based on their demonstration of continuous exemplary FAMOUS behavior and outstanding contributions resulting in a significant and positive impact to Famous Dave’s brand and business. Our Ring of Fire Program allows us to reward and recognize the MOST FAMOUS of the FAMOUS in both company and franchise operations. This program rewards those operating practices that will help us grow strong as a system. Exceptional operational performance is defined by consistently adhering to Famous Dave’s programs and systems and also by having a high regard for guests, team members, the community and the Famous Dave’s culture.
     These initiatives are crucial towards our ability to maintain turnover levels that are below industry averages. Our management turnover for fiscal 2010 was approximately 18.5% and hourly turnover was below 50%. During fiscal 2010, our Human Resource and Training organization focused on the selection and retention of talent through programs in overall talent management, safety and risk reduction, and continued enhancements in our organizational structures for all positions in the business.
     In the Training and Development arena, we offer a variety of ongoing on-the-job and classroom training programs for hourly team members; Restaurant Managers; and Multi-Unit Managers levels in an effort to create defined career paths for our team members. Our FD101 University provides our newer managers with foundational training for restaurant operations, including ServSafe Food and Alcohol Certification; followed by our Famous Dave’s Management Certification program which provides a library of workshop offerings for our operators including the guest experience, and orientation to training. We introduced many tools to assist system-wide manager and team development including Investment Training for locations with targeted development/improvement needs. We also offer training programs for our Support Center team members and Franchise Partners. As we continue to develop resources and add tools to support our system, in 2011, we will be introducing a new multi-unit manager workshop as well as piloting an e-learning platform in our organization to enable us to continue expanding the reach of our programs through an electronically-based learning system with interactive modules and online testing and administration.
     Our system-wide Franchise Partner and operations annual workshop was held in early March 2011 and featured business sessions on Marketing, Social Media, Guest Experience, Team Member Orientation and Training, and Product Innovation. Participants include all company-owned restaurant General Managers, Area Directors, and Director’s of Operations, as well as many Franchise Partners, Franchise General Managers and Franchise Multi-Unit Operators.
Restaurant Operations
     Our ability to manage multiple restaurants in geographically diverse locations is central to our overall success. In each market, we place specific emphasis on the positions of Area Director and General Manager, and seek talented individuals that bring a diverse set of skills, knowledge, and experience to the Company. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of team members and the establishment of, and adherence to, high standards relating to performance, food and beverage preparation, and maintenance of facilities.
     All General Managers must complete a seven-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and team member relations. We have prepared operations’ manuals relating to food and beverage quality and service standards. New team members participate in training under the close supervision of our Management. Each General Manager reports to an Area Director, who manages from five to seven restaurants, depending on the region. Our Area Directors have all served as General Managers, either for Famous Dave’s or for other restaurants, and are responsible for ensuring that operational standards are consistently applied in our restaurants, communication of company focus and priorities, and supporting the development of restaurant management teams. In addition to the training that the General Managers are required to complete as noted above, our Area Directors receive additional training through Area Director Workshops that focus specifically on managing multiple locations, planning, time management, staff and management development skills.
     We also have two Directors of Operations. Each of these individuals is responsible for approximately half of the company-owned restaurants, which allows us to have our operations’ leadership closer to the day-in and day-out business of our restaurants. The Directors of Operations assist in the professional development of our Area Directors and General Managers. They are also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. These Directors report to the Vice President of Company Operations.

     Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each restaurant has approximately 40 to 60 team members.
     Off-Premise Occasions — Focus on Convenience — In addition to our lively and entertaining dine-in experience, we provide our guests with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave’s entrées and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. Also, the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business. During fiscal 2010, our industry-leading off-premise sales, were essentially flat to prior year at approximately 31.0% of net restaurant sales, compared to 31.1% for fiscal 2009.
     Catering grew modestly in 2010, as catering accounted for approximately 9.5% of net sales for fiscal 2010, as compared to 9.1% in 2009. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants, and each restaurant has a dedicated vehicle to fully support our catering initiatives.
     “TO GO,” which accounted for approximately 21.5% of net restaurant sales for fiscal 2010 and declined slightly from 22.0% of net restaurant sales in 2009 due to the continued pressure faced by many consumers, remains an integral part of our overall business plan. Our restaurants have been designed specifically to accommodate a significant level of “TO GO” sales, including a separate “TO GO” entrance with prominent and distinct signage, and for added convenience, we separately staff the “TO GO” counter. This option enables Famous Dave’s to capture a greater portion of the “take-out” market and allows consumers to “trade within our brand,” when dining in is not always an option. We pursue efforts to increase awareness of “TO GO” in all company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants. Based on our successful test during fiscal 2010 in the Minneapolis market, and to increase “TO GO” sales overall, we will be rolling out an on-line ordering system to all company-owned restaurants, during fiscal 2011.
     Customer Satisfaction — We believe that we achieve a significant level of repeat business by providing high-quality food, efficient friendly service, and warm caring hospitality in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the purposeful hiring, training and supervision of personnel and the establishment of, and adherence to, high standards of performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms. We diligently monitor the guest experience through the use of an interactive voice response (IVR) guest feedback system to ensure that our system is producing desired results. Through this IVR system, we obtain an OSAT score, which measures overall guest satisfaction using a rating scale of one to five. The company rating is based on the number of responses that give the highest rating of five. During 2010, we saw record levels in guest satisfaction scores through these monitoring programs.
     Value Proposition and Guest Frequency — We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5.99 to $22.99 resulting in a per person average of $14.82 during fiscal 2010. During fiscal 2010, lunch checks averaged $12.81 and dinner checks averaged $16.10. We believe that value priced offerings and new product introductions, offered for a limited period of time, will help drive new, as well as infrequent guests into our restaurants for additional meal occasions. We offer an ‘All American Feast’ which serves 5-6 guests at an excellent value. At various times during the year, we featured a “$10 off on orders of $30 or more” that we ran as a coupon offering, and as an email blast. Results were positive, with an increase in traffic as compared to the periods prior to the promotion and an average check well above the $30 requirement. Our limited time offerings throughout the year were system-wide with all company-owned restaurants and approximately 80% of our franchise locations participated. We supported the promotions with radio and TV advertising.
Marketing and Promotion
     We believe that Famous Dave’s is the category-defining brand in barbecue. Specializing in a unique and distinctive brand of grilled, smoked, and southern style food, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. During fiscal 2011, we will continue to leverage our brand position. We have a system-wide public relations and marketing fund. All company-owned, and those franchise-operated restaurants with agreements signed after December 17, 2003, are required to contribute a percentage of net sales to this fund. During fiscal 2010, company-owned restaurants spent approximately 3.2% of net restaurant sales on marketing and advertising, with 0.5% dedicated to the development of advertising and promotional materials and programs designed to create brand awareness in the markets within which we operate. During 2011, the contributions to the National Ad Fund will be increased to 0.75% system-wide. In 2011, we anticipate advertising expense will be approximately 3.5%, as a percent of net sales, including the contribution to the National Ad Fund.
     The marketing team, working with outside consultants and other resources, is responsible for the advertising, promotion, creative development, branding and media-buying for Famous Dave’s. In addition to the traditional marketing and publicity methods, Famous Dave’s uses marketing efforts that include television, internet, radio, email Club, direct mail, website marketing promotion and outdoor billboards. During 2010, we reached 1.0 million PIG Club (Pretty Important Guest Loyalty Club) members and 100,000 fans on Facebook. In 2011, we will enhance our new media strategies and tactics to include: social media marketing and viral (‘word-of-mouth’) marketing; basically, we are involving our customers in telling our story via testimonials. Famous Dave’s brand has an active presence on Facebook, YouTube and Twitter, engaging fans in conversation. Also, we will continue to integrate our founder ‘Famous’ Dave Anderson into our advertising campaigns as he continues to tell our brand’s unique story.
     Advertising is not the only vehicle we use to build awareness of the Famous Dave’s brand. Annually, our “Rib Team” competes in many events and festivals nationwide. This team travels the country, participating in contests and festivals to introduce people to our brand of barbeque and build brand awareness in a segment largely defined by independents. Since inception, Famous Dave’s has received over 500 awards. Our notable awards in 2010 included BEST BUTT — CEDAR RAPIDS, IA and “People’s Choice Best Barbecue” at the National Barbecue Battle in Washington, DC. Other awards included:
“Best BBQ” Reader’s Choice — Minneapolis City Pages ‘Best Of’ issue — Minneapolis MN
“#1 Favorite Pork Provocateur” — Minneapolis/St Paul Magazine Reader’s Poll” — Minneapolis MN
“Best Ribs” Reader’s Choice — The Press of Atlantic City — Mays Landing NJ
     Our franchisees also continue to rack up awards all over the country. In 2010, these included:
“First Place — Ribs, Pork, Brisket” — ‘Smokin’ on the Strip Barbecue Cook-off’ — Branson MO
“Best BBQ, Presentation, and Taste” — ‘BBQ, Bands and Brew — BBQ Competition’ — Ft Myers FL
“Best BBQ” — Las Vegas Review Journal — Reader’s Choice — Las Vegas NV
“Best BBQ, Best Booth” — ‘Taste of Tacoma’ — Tacoma WA
“Best of South Jersey” Reader’s Choice — Courier-Post — Cherry Hill NJ
     Additionally, Famous Dave’s was named the “Top BBQ Restaurant Franchise” from Entrepreneur Magazine.
     The strategic focus in 2011 for marketing and promotion remains the same — to be the category—defining brand in BBQ, create more competitive distinction, and continue to strengthen the perception of value in the consumer’s mind. We plan to include approximately five new limited time offerings in 2011 to introduce our customers to new flavor profiles, innovative products and provide value and margin opportunity. Also, a number of new initiatives are planned around enhancing the menu, the guest experience, events marketing and social media. Building on a successful promotion last year, Famous Dave’s will again be celebrating ‘Dave’s Day’ in the third quarter of 2011 and will be launching new initiatives to build “Famous” culture and contribute to the community.
Location Strategy
     We believe that the barbeque segment of the casual dining niche of the restaurant industry continues to offer strong growth opportunities, and we see no impediments to our growth on a geographical basis. Our geographical concentration as of January 2, 2011 was 44% Midwest, 20% South, 26% West and 10% Northeast. We were located in 37 states as of January 2, 2011.
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
     Company-Owned Restaurant Expansion — We are planning to open one company-owned restaurant in 2011, and in the future, we will continue to build in our existing markets in high profile, heavy traffic retail locations as part of our future operating strategy to continue to build brand awareness. Our plan is to focus on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness, and creating opportunities for operating, distribution, and marketing efficiencies.
     Franchise-Operated Restaurant Expansion — We anticipate opening 10 to 11 new franchise restaurants during 2011. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. As of January 2, 2011, we had commitments for 80 units in the form of signed franchise area development agreements that are expected to open over approximately the next seven years. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network. During 2011, to incentivize growth, any of our franchisees who open during the first three quarters will receive a reduced royalty rate from the date of opening through the balance of Famous Dave’s 2011 fiscal year.
     Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. In the past, area development agreements generally ranged from 3 to 15 restaurants, however, due to economic and market conditions, we are willing to discuss smaller unit agreements as well. We are also looking at individual franchise restaurants in the right markets where it makes sense.
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
     Approximately 85% of our food and non-alcoholic beverage purchases are on contract, with the majority being proteins. Pork represents approximately 31% of our total purchases, while chicken is approximately 13%, beef, which includes hamburger and brisket, is approximately 10%, and seafood is approximately 2%.
     Our Purchasing contracts, our food and beverage costs and trends associated with each are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Information Technology
     Famous Dave’s recognizes the importance of leveraging information and technology to support and extend our competitive position in the restaurant industry. We continue to invest in capabilities that provide secure and efficient operations, maximize the guest experience, and provide the ability to analyze data that describes our operations.
     We have implemented a suite of restaurant and support center systems which support operations by providing transactional functions (ordering, card processing, etc.) and reporting at both the unit and support center level. Interfaces between Point-of-Sale (POS), labor management, inventory management, menu management, key suppliers, team member screening/hiring and financial systems all contribute to the following operator and corporate visibility:
•	Average guest check broken down by location, by server, by day part, and by revenue center;

•	Daily reports of revenue and labor (both current and forecasted);

•	Weekly reports of selected controllable restaurant expenses;

•	Monthly reporting of detailed revenue and expenses; and

•	Ideal vs. actual usage variance reporting for critical restaurant-level materials;
     This visibility enables every level of the Famous Dave’s organization to manage the key controllable costs within our industry, including food and labor costs.
     Below are the significant information technology initiatives completed in fiscal 2010:
•	Implementation of a Human Resource Information System (HRIS) which provides a more efficient HR management tool by facilitating strategic analysis and mitigating risk with the consolidation of all information into a single system.

•	Selection of a web-based ordering solution based on results of a pilot market test that assessed the impact on sales and guest experience. Initial focus is on online ordering with future capabilities for mobile ordering.

•	Continued expansion of web technology to build guest community and to drive marketing efforts including, but not limited to, an increased presence in the social media arena with a strategy and brand presence on Facebook, YouTube, and Twitter.

•	Implementation of financial utilities to comply with XBRL reporting requirements and to optimize the process for creating and supporting the data. Upgrade of messaging infrastructure positioning us to take advantage of the latest communication capabilities and providing a platform for increased collaboration.

•	Continued implementation of virtual machines resulting in a significant reduction in hardware maintenance.
     In 2011, the department will leverage technology to support the needs of the Company through several initiatives listed below:
•	Expansion of the food cost/supply chain back-office solution to include predictive features for ordering and product preparation that will enhance the effectiveness of efforts to manage cost.

•	Leverage additional capabilities available in the Human Resource Information System (HRIS) to drive further efficiencies and self-service processes.

•	Roll-out of web-based ordering solution providing ease of ordering for our guests’ and an additional sales channel with future capabilities for mobile and Facebook ordering.

•	Selection and implementation of a budgeting, forecasting, and strategic planning solution that will expand upon current capabilities, increase efficiencies, and integrate with the evolution of other systems.

•	Continued enhancement of business intelligence and reporting capabilities to facilitate identification and communication of key business metrics to make more timely decisions.

•	Replace end-of-life data storage infrastructure providing increased capacity for cost saving and multi-media initiatives along with decreased maintenance effort.

•	Continued evaluation of options to provide technology support and strategic systems to franchise partners.

•	Creation of a marketing portal to facilitate the ordering, distribution and customization of marketing materials for localization and for the franchise community.

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
     At January 2, 2011, we had 42 ownership groups operating 130 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 80 franchise restaurants, were in place as of January 2, 2011. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. We continue to grow the franchise program for our restaurants and anticipate 10 to 11 additional franchise restaurants will open during fiscal 2011.

     As of January 2, 2011, we had franchise-operated restaurants in the following locations:

Number of Franchise-Operated
State	Restaurants
Arkansas	2
Arizona	6
California	14
Colorado	6
Delaware	2
Florida	3
Hawaii	1
Idaho	2
Illinois	3
Indiana	3
Iowa	3
Kansas	4
Kentucky	1
Maine	1
Massachusetts	1
Michigan	8
Minnesota	9
Missouri	3
Montana	4
Nebraska	6
Nevada	4
New Hampshire	1
New Jersey	1
New York	3
North Dakota	2
Oregon	1
Ohio	3
Pennsylvania	4
South Dakota	1
Tennessee	5
Texas	3
Utah	3
Washington	6
Wisconsin	11

Total	130
     Our Franchise Operations Department is made up of a Vice President of Franchise Operations, who guides the efforts of Directors of Franchise Operations, supported by Territory Directors. The Directors of Franchise Operations have responsibility for supporting our franchisees geographically throughout the country. Our Directors of Franchise Operations play a critical role for us as well as for our franchise community. Directors of Franchise Operations manage the relationship between the franchisee and the franchisor and provide an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. The Directors of Franchise Operations share best practices throughout the system and work to create a one-system mentality that benefits everyone. In addition, they ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the Directors of Franchise Operations and the Support Center but are not required to do so.
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
     Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchisee background investigation, all of which are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. We continue to be proactive in supporting our franchisees. During a time when financing is difficult to obtain, we decided to suspend franchisees’ development schedule requirements for both 2009 and 2010. However, as a growth incentive, and similar to 2009, franchisees that chose to open in 2010 got a reduced royalty rate for a 12 month timeframe from date of opening.
     Because of the continuing difficult economic environment and scarcity of capital for development, we modified and extended this growth incentive program for fiscal 2011. The modification offers new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. If a franchise restaurant opens in the first quarter, the franchisee will pay a reduced royalty of 2.5% for the remainder of 2011. Opening in the second quarter qualifies for a reduced royalty of 3.0% for the remainder of 2011, and opening in the third quarter qualifies for a reduced royalty of 4.0% for the remainder of 2011. Any openings in the fourth quarter and beyond would be at the 5% royalty rate.
     The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, small wares, décor and training fees as well as working capital. In 2011, franchisees will be required to contribute 0.75% of net sales to a national public relations and marketing fund dedicated to building system-wide brand awareness.
Seasonality
     Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt guest and team member transportation to our restaurants.
Government Regulation
     Our Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Any difficulty or failure to obtain required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew a license, could interrupt operations at an existing restaurant, any of which would adversely affect our operations. Restaurant operating costs are also affected by other government actions that are beyond our control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs, property and casualty insurance, and unemployment and other taxes. We are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
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
Team Members
     As of January 2, 2011, we employed approximately 3,175 team members of which approximately 340 were full-time. None of our team members are covered by a collective bargaining agreement. We consider our relationships with our team members to be good.
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
     The restaurant industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets have weakened consumer confidence in the economy considerably, and consequently, have reduced the amount of consumers’ dining out occasions, which has been harmful to our results of operations, and has negatively impacted our financial position. In addition, the impact of the current economic downturn has resulted in a deceleration of the number and timing of restaurant openings and, depending on its duration and severity, could adversely affect our ability to comply with financial covenants under our credit facility on a continuing basis. There can be no assurances that government responses to the disruptions in the financial markets and overall economy will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As of January 2, 2011, we were in compliance with all of the financial covenants under our credit facility.
     In the event we fail to comply with these or other financial covenants in the future and are unable to obtain similar waivers, our lender will have the right to demand repayment of all outstanding amounts, which totaled $13.0 million at January 2, 2011, and to terminate the existing credit facility. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our personal property, which serves as collateral for the credit facility. Replacement financing may be unavailable to us on similar terms or at all, especially if current credit market conditions persist. Termination of our existing credit facility without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.
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
     It’s our plan to open one new company-owned restaurant in 2011, and we are anticipating the opening of 10 to 11 new franchise restaurants. There is no guarantee that any of the company-owned or franchise-operated restaurants will open when planned, or at all, due to the risks associated with pre-construction delays in the development of new restaurants, such as governmental approvals, the availability of sites, and the availability of capital, many of which are beyond our control. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.
Competition May Reduce Our Revenue and Operating Income.
     Competition in the restaurant industry is intense. The restaurant industry is affected by changes in consumer preferences, as well as by national, regional and local economic conditions, and demographic trends. Discretionary spending priorities, traffic patterns, tourist travel, weather conditions, team member availability and the type, number and location of competing restaurants, among other factors, will also directly affect the performance of our restaurants. Changes in any of these factors in the markets where we currently operate our restaurants could adversely affect the results of our operations.
     Increased competition by existing or future competitors may reduce our sales. Our restaurants compete with moderately-priced restaurants primarily on the basis of quality of food and service, atmosphere, location and value. In addition to existing barbeque restaurants, we face competition from steakhouses and other restaurants featuring protein-rich foods. We also compete with other restaurants and retail establishments for quality sites. Competition in the restaurant industry is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors.
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
     Our growth and success also depends upon the ability of our franchisees to operate their restaurants successfully to our standards and promote the Famous Dave’s brand. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her restaurant independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that our franchisees will be able to successfully operate Famous Dave’s restaurants in a manner consistent with our concepts and standards, which could reduce their sales and correspondingly, our franchise royalties, and could adversely affect our operating income and our ability to leverage the Famous Dave’s brand. In addition, there can be no assurance that our franchisees will have access to financial resources necessary to open the restaurants required by their respective area development agreements.
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
The Restaurant Industry is Subject to Extensive Government Regulation That Could Negatively Impact Our Business.
     The restaurant industry is subject to extensive state and local government regulation by various government agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the preparation and sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards, minimum wage requirements, workers’ compensation and citizenship requirements. Due to the fact that we offer and sell franchises, we are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. We may also be subject in certain states to “dram-shop” statutes, which provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

     Any change in the current status of such regulations, including an increase in team member benefits costs, any and all insurance rates, or other costs associated with team members, could substantially increase our compliance and labor costs. Because we pay many of our restaurant-level team members rates based on either the federal or the state minimum wage, increases in the minimum wage would lead to increased labor costs. In addition, our operating results would be adversely affected in the event we fail to maintain our food and liquor licenses. Furthermore, restaurant operating costs are affected by increases in unemployment tax rates and similar costs over which we have no control.
     Recent health care legislation enacted by the Federal Government mandates menu labeling of certain nutritional aspects of restaurant menu items such as caloric, sugar, sodium, and fat content. Altering our recipes in response to such legislation could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations. Additionally, minimum employee health care coverage mandated by state or federal legislation could have an adverse effect on our results of operations and financial condition.
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
     We believe that our trademarks and other intellectual proprietary rights are important to our success and our competitive position. Accordingly, we have registered various trademarks and make use of various unregistered marks. However, the actions we have taken or may take in the future to establish and protect our trademarks and other intellectual proprietary rights may be inadequate to prevent others from imitating our products and concept or claiming violations of their trademarks and proprietary rights by us. Although we intend to defend against any improper use of our marks to the fullest extent allowable by law, litigation related to such defense, regardless of the merit or resolution, may be costly and time consuming and divert the efforts and attention of our management.
Our Financial Performance is Affected By Our Ability to Contract with Reliable Suppliers At Competitive Prices.
     In order to maximize operating efficiencies, we have entered into arrangements with food manufacturers and distributors pursuant to which we obtain approximately 85% of the products used by the Company, including, but not limited to, pork, poultry, beef, and seafood. We believe that our relationships with our food manufacturers and distributors are excellent. We anticipate no interruption in the supply of product delivered by these companies; however, we have arrangements with several secondary suppliers in the case of a supply disruption. Although we may be able to obtain competitive products and prices from alternative suppliers, an interruption in the supply of products delivered by our food suppliers could adversely affect our operations in the short term. Due to the rising market price environment, our food costs may increase without the desire and/or ability to pass that price increase to our customers.
     While we do contract for utilities in all available states, the costs of these energy-related items will fluctuate due to factors that may not be predictable, such as the economy, current political/international relations and weather conditions. Because we cannot control these types of factors, there is a risk that prices of energy/utility items will increase beyond our current projections and adversely affect our operations.
We Could Be Adversely Impacted if our Information Technology and Computer Systems Do Not Perform Properly or if We Fail to Protect Our Customers’ Credit Card Information or Our Employees’ Personal Data.
     We rely heavily on information technology to conduct our business, and any material failure, interruption of service, or compromised data security could adversely affect our operations. While we take it very seriously and expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. Additionally, if our guests’ credit card or other personal information or our team members’ personal data are compromised our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties.
Pursuant to its Authority to Designate and Issue Shares of Our Stock as it Deems Appropriate, Our Board of Directors May Assign Rights and Privileges to Currently Undesignated Shares Which Could Adversely Affect the Rights of Existing Shareholders.
     Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 11, 2011, we had 8,079,173 shares of common stock outstanding.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. We have a 5,000 square foot package that can be built as a free standing building, a 4,000 square foot model that most likely would be constructed as an end cap of a building and a 2,400 square foot design which would be constructed as a counter service location in an existing building. Additionally, we offer lower cost conversion packages that provide our franchisees with the flexibility to build in cost effective formats, such as, opportunities to convert existing restaurants into a Famous Dave’s restaurant. In fiscal 2010, the company opened a 6,400 square foot restaurant that was a conversion of another restaurant concept. The restaurants we opened in 2006, 2007, 2008 were approximately 6,000 square feet, and had approximately 175 seats, with an additional 50 seats in the bar, and 32 additional seats on the patio where available. In 2010, the company and several franchisees’ successfully converted restaurants from existing casual dining concepts. Due to the flexibility and scalability of our concept, there are a variety of development opportunities available now and in the future. In 2011, we expect to open a company-owned restaurant in Falls Church, Virginia, which is a conversion of another restaurant concept, and 10 to 11 new franchise-operated restaurants.
     Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 1 to 37 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales.
     Our executive offices are currently located in approximately 23,900 square feet in Minnetonka, Minnesota, under a lease that expires in August 2013, with two five-year renewal options. The minimum annual rent commitment remaining over the base lease term is approximately $3.5 million, net of sublease income. In 2010, in an effort to reduce general and administrative expense, we entered into a sublease for 2,100 square feet, in our executive office building, through the remainder of the base lease term. We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future.

     The following table sets forth certain information about our existing company-owned restaurant locations, as of January 2, 2011, sorted by opening date:

		Square	Interior	Owned or	Date
	Location	Footage	Seats	Leased	Opened/Acquired
1	Roseville, MN (3)	4,800	105	Leased	June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased	September 1996
3	Maple Grove, MN	6,100	146	Leased(1)	April 1997
4	Highland Park (St. Paul, MN)(3)	5,200	125	Leased	June 1997
5	Stillwater, MN	5,200	130	Leased(1)	July 1997
6	Apple Valley, MN(3)	3,800	90	Leased(1)	July 1997
7	Forest Lake, MN(3)	4,500	100	Leased	October 1997
8	Minnetonka, MN	5,500	140	Owned(2)	December 1997
9	Plymouth, MN(3)	2,100	49	Owned(2)	December 1997
10	West Des Moines, IA	5,700	150	Leased	April 1998
11	Des Moines, IA	5,800	150	Leased	April 1998
12	Cedar Falls, IA	5,400	130	Leased	September 1998
13	Bloomington, MN	5,400	140	Leased	October 1998
14	Woodbury, MN	5,900	180	Owned(2)	October 1998
15	Lincoln, NE	6,200	185	Owned(2)	December 1999
16	Columbia, MD	7,200	270	Leased	January 2000
17	Annapolis, MD	6,800	219	Leased	January 2000
18	Frederick, MD	5,600	180	Leased	January 2000
19	Woodbridge, VA	6,000	219	Leased	January 2000
20	Vernon Hills, IL	6,660	222	Leased	February 2000
21	Addison, IL	5,000	135	Owned(2)	March 2000
22	Lombard, IL	6,500	233	Leased	July 2000
23	North Riverside, IL	4,700	150	Leased	August 2000
24	Sterling, VA	5,800	200	Leased	December 2000
25	Oakton, VA	4,400	184	Leased	May 2001
26	Laurel, MD	5,200	165	Leased	August 2001
27	Richmond I (Richmond, VA)	5,400	180	Owned(2)	December 2001
28	Gaithersburg, MD	5,000	170	Leased	May 2002
29	Richmond II (Richmond, VA)	5,200	158	Owned(2)	June 2002
30	Orland Park, IL	5,400	158	Leased	June 2002
31	Tulsa, OK	4,700	180	Owned(2)	September 2002
32	Virginia Commons, VA	5,600	186	Owned(2)	June 2003
33	Chantilly, VA	6,400	205	Leased	January 2006
34	Florence, KY	5,900	217	Leased	January 2006
35	Waldorf, MD	6,600	200	Leased	June 2006
36	Coon Rapids, MN	6,300	160	Owned(2)	December 2006
37	Fredericksburg, VA	6,500	219	Leased	September 2007
38	Owings Mills, MD	6,700	219	Leased	November 2007
39	Bolingbrook, IL	6,600	219	Leased	November 2007
40	Oswego, IL	6,600	219	Leased	December 2007
41	Alexandria, VA	6,600	219	Leased	February 2008
42	Algonquin, IL	6,000	219	Leased	September 2008
43	Greenwood, IN	5,700	184	Leased	October 2008
44	Salisbury, MD	5,400	192	Leased	October 2008
45	Brick, NJ	5,200	181	Leased	March 2010
46	May’s Landing, NJ	6,400	237	Leased	March 2010
47	Smithtown, NY	6,400	237	Leased	March 2010
48	Westbury, NY	6,400	276	Leased	March 2010
49	New Brunswick, NJ	7,200	255	Leased	March 2010
50	Mountainside, NJ	8,800	253	Leased	March 2010
51	Metuchen, NJ	6,200	176	Leased	March 2010
52	Bel Air, MD	6,360	199	Leased	August 2010

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.

(2)	Restaurant land and building are owned by the Company.

(3)	Counter service restaurant

ITEM 3. LEGAL PROCEEDINGS
     From time-to-time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial position and results of operations. Currently, there are no significant legal matters pending.
ITEM 4. [REMOVED AND RESERVED]
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

	2010		2009
Period	High	Low	High	Low
1st Quarter	$8.30	$6.00	$4.41	$2.00
2nd Quarter	$9.69	$7.77	$7.00	$3.02
3rd Quarter	$9.64	$7.50	$7.25	$5.20
4th Quarter	$11.44	$8.90	$7.08	$5.30
Holders
     As of March 7, 2011, we had approximately 439 shareholders of record and approximately 5,064 beneficial shareholders.
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
Stock Performance Graph
     Below is a line-graph presentation that compares the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or Peer Group Index constructed by the Company. The following presentation compares the Company’s common stock price for the period from January 1, 2006 through January 2, 2011, to the S&P 500 Stock Index and to a Peer Group Index.
     The Company has elected to use the S&P Small Cap Restaurant Index in compiling its stock performance graph because it believes the S&P Small Cap Restaurant Index represents a comparison to competitors with similar market capitalization to the Company.
     The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and S&P Small Cap Restaurants was $100 on January 1, 2006, and that any dividends paid were reinvested in the same security.

Comparison of Five-Year Cumulative Total Return*
Among Famous Dave’s Of America, Inc., the S&P 500 Index
and S&P Small Cap Restaurants

*	$100 invested on January 1, 2006 in stock or December 31, 2005 in stock or index, including reinvestment of dividends. Fiscal years ending on December 31, 2006, December 30, 2007, December 28, 2008, January 3, 2010, and January 2, 2011, respectively.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Purchases of Equity Securities by the Issuer
     On August 6, 2008, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During fiscal 2010, we repurchased 892,988 shares under this program for approximately $6.9 million at an average market price per share of $7.76, excluding commissions. Including the amounts just mentioned, we repurchased all 1.0 million shares under this authorization, for approximately $7.8 million at an average market price per share of $7.79, excluding commissions.
     On November 4, 2010, our Board of Directors approved a further stock repurchase program that authorized the repurchase of up to an additional 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of January 2, 2011 we had repurchased 174,100 shares under this program for approximately $1.8 million at an average market price of $10.33, excluding commissions.

     The following table includes information about our share repurchases for the fiscal year ended January 2, 2011:

						Maximum
						Number
						(or Approximate
				Total Number		Dollar Value) of
				of Shares		Shares
	Total		Average	(or Units)		(or Units)
	Number		Price	Purchased as		that May Yet be
	of Shares		Paid per	Part of Publically		Purchased
	(or Units)		Share(1)	Announced Plans		Under the Plans
Period	Purchased		(or Unit)	or Programs		or Programs
Month #1 (January 4, 2010 — January 31, 2010)	62,100	(2)	$6.28	62,100	(2)	830,888	(3)
Month #2 (February 1, 2010 — February 28, 2010)	79,212	(2)	$6.48	79,212	(2)	751,676	(3)
Month #3 (March 1, 2010 — April 4, 2010)	288,486	(2)	$7.20	288,486	(2)	463,190	(3)
Month #4 (April 5, 2010 — May 2, 2010)	—		$—	—		463,190	(3)
Month #5 (May 3, 2010 — May 30, 2010)	159,700	(2)	$8.68	159,700	(2)	303,490	(3)
Month #6 (May 31, 2010 — July 4, 2010)	64,450	(2)	$8.60	64,450	(2)	239,040	(3)
Month #7 (July 5, 2010 — August 1, 2010)	—		$—	—		239,040	(3)
Month #8 (August 2, 2010 — August 29, 2010)	65,379	(2)	$8.21	65,379	(2)	173,661	(3)
Month #9 (August 30, 2010 — October 3, 2010)	173,661	(2)	$8.49	173,661	(2)	—
Month #10 (October 4, 2010 — October 31, 2010)	—		$—	—		—
Month #11 (November 1, 2010 — November 28, 2010)	26,900	(4)	$9.66	26,900	(4)	973,100	(5)
Month #12 (November 29, 2010 — January 2, 2011)	147,200	(4)	$10.45	147,200	(4)	825,900	(5)

(1)	Excluding commissions.

(2)	Shares purchased under the 1.0 million share publicly announced repurchase plan adopted August 6, 2008.

(3)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted August 6, 2008.

(4)	Shares purchased under the 1.0 million share publically announced repurchase plan adopted November 4, 2010.

(5)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted November 4, 2010.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of and for the fiscal years ended January 2, 2011 (fiscal 2010), January 3, 2010 (fiscal year 2009), December 28, 2008 (fiscal year 2008), and December 30, 2007 (fiscal year 2007), and December 31, 2006 (fiscal year 2006) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm.
FINANCIAL HIGHLIGHTS

FISCAL YEAR
($’s in 000’s, except per share data and average weekly sales)	2010	2009(1)		2008	2007	2006

STATEMENTS OF OPERATIONS DATA
Revenue	$148,268	$136,018		$140,382	$125,873	$116,621
Asset impairment and estimated lease termination and other closing costs(2)	$(74)	$(218)		$(6,912)	$(596)	$(1,136)
Income from operations	$11,983	$10,514		$2,030	$10,436	$9,243
Income tax (expense) benefit	$(3,796)	$(2,989)		$119	$(3,100)	$(2,737)
Net income	$7,218	$5,701		$389	$6,070	$4,954
Basic net income per common share	$0.84 (3)	$0.63		$0.04	$0.61	$0.47
Diluted net income per common share	$0.82 (3)	$0.62		$0.04	$0.59	$0.46
BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$2,654	$2,996		$1,687	$1,538	$1,455
Total assets	$76,129	$68,381		$73,401	$73,942	$65,859
Long-term debt less current maturities(4)	$23,497	$17,990		$29,252	$11,693	$13,025
Total shareholders’ equity	$32,904	$32,994		$26,184	$30,400	$36,171
OTHER DATA
Restaurant Sales:
Company-owned	$131,154	$117,934		$122,016	$107,820	$100,026
Franchise-operated	$340,454	$358,696		$355,946	$320,750	$282,160
Number of restaurants open at year end:
Company-owned restaurants	52	45		47	44	41
Franchise-operated restaurants	130	132		123	120	104

Total restaurants	182	177		170	164	145
Company-owned comparable store
Sales increase (decrease) (5)	0.7%	(6.3	)%(6)	(2.0)%	2.1%	2.9%
Average weekly sales:
Company-owned restaurants	$49,187	$48,197		$50,685	$50,385	$47,894
Franchise-operated restaurants	$52,631	$53,016		$56,535	$56,727	$58,334

(1)	Fiscal 2009 consisted of 53 weeks. Fiscal 2010, 2008, 2007, and 2006 all consisted of 52 weeks.

(2)	Fiscal 2009 primarily reflects closing costs for two company-owned restaurants. Fiscal 2008 reflects impairment charges for eight restaurants. Five of these have closed and three are still operating. Fiscal 2007 reflects impairment charges associated with one restaurant that was subsequently closed. Fiscal 2006 reflects impairment charges associated with one restaurant and land held for sale: one which was subsequently sold, the other which was subsequently closed.

(3)	Reflects gain on acquisition of New York and New Jersey restaurants in March of 2010, of $0.15 per share.

(4)	Long-term debt includes our line of credit in fiscal 2009 and fiscal 2008. Prior to fiscal 2008, the line of credit was included in current liabilities.

(5)	Our comparable store sales base includes company-owned restaurants that are open year round and have been open more than 24 months.

(6)	For purposes of computing comparable store sales, this computation assumes fiscal 2009 was a 52-week year.

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
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of January 2, 2011, there were 182 Famous Dave’s restaurants operating in 37 states, including 52 company-owned restaurants and 130 franchise-operated restaurants. An additional 80 franchise restaurants were in various stages of development as of January 2, 2011. Fiscal 2011, which ends on January 1, 2012, will consist of 52 weeks.
     Fiscal Year
     Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal year ended January 2, 2011 (fiscal 2010) consisted of 52 weeks, the fiscal year ended January 3, 2010 (fiscal 2009) consisted of 53 weeks, and the fiscal year ended December 28, 2008 (fiscal 2008) consisted of 52 weeks.
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
     Recognition of Franchise-Related Revenue — Initial franchise revenue is recognized when we have performed substantially all of our obligations as franchisor. Franchise royalties are recognized when earned as promulgated by Financial Accounting Standards Board (FASB) Accounting Standards Codification for Franchisors.

     Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigations, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. During 2009 and 2010, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2010 and 2009.
     Because of the continuing difficult economic environment and scarcity of capital for development, we modified and extended this growth incentive program for fiscal 2011. The modification offers new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. If a franchise restaurant opens in the first quarter, the franchisee will pay a reduced royalty of 2.5% for the remainder of 2011. Opening in the second quarter qualifies for a reduced royalty of 3.0% for the remainder of 2011, and opening in the third quarter qualifies for a reduced royalty of 4.0% for the remainder of 2011. Any openings in the fourth quarter and beyond would be at the 5% royalty rate.
     Asset Impairment and Estimated Lease Termination and Other Closing Costs — In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell.
     Lease Accounting — In accordance with FASB Accounting Standards Codification for Leases, we recognize lease expense for our operating leases over the entire lease term including lease renewal options where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectability is considered probable, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance. We record rent expense during the build-out period and classify this expense as pre-opening expenses in our consolidated statements of operations.
     Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $80,000 and $67,000 at January 2, 2011 and January 3, 2010,

respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.
     Income Taxes — We provide for income taxes based on our estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. Accrual for uncertain tax positions are accounted for under FASB Accounting Standards Codification of Income Taxes. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgment including estimating the amount, timing, and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.
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
     Costs and Expenses — Restaurant costs and expenses include food and beverage costs, operating payroll, team member benefits, restaurant level supervision, occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first 12-14 weeks of operation. As restaurant Management and team members gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control are improved to levels similar to those at our more established restaurants.
     General and Administrative Expenses — General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, bonuses, team member benefits, legal fees, accounting fees, consulting fees, travel, rent, and general insurance are major items in this category. We record expenses for Managers in Training (“MITs”) in this category for approximately six weeks prior to a restaurant opening. We also provide franchise services, the revenue of which are included in other revenue and the expenses of which are included in general and administrative expenses.

     The following table presents items in our consolidated statements of operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years (4):

	2010	2009	2008
Food and beverage costs(1)	29.5%	30.1%	30.8%
Labor and benefits(1)	31.5%	31.4%	31.3%
Operating expenses(1)	27.5%	26.7%	26.6%
Depreciation & amortization (restaurant level)(1)	3.8%	3.9%	4.1%
Depreciation & amortization (corporate level)(2)	0.4%	0.4%	0.4%
General and administrative(2)	10.9%	11.8%	11.8%
Pre-opening expenses and net loss on disposal of property(1)	0.2%	—	0.9%
Asset impairment and estimated lease termination and other closing costs(1)	0.1%	0.2%	5.7%
Gain on acquisition, net of acquisition costs(1)(3)	(1.6)%	0.1%	—

Total costs and expenses(2)	91.9%	92.3%	98.6%
Income from operations(2)	8.1%	7.7%	1.4%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Acquisition costs incurred in 2009 were prior to the completion of an acquisition in fiscal 2010.

(4)	Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which had a net loss of $6,000 and net income of $4,000 and $5,000, respectively, in fiscal years 2010, 2009 and 2008. Our Rib Team travels around the country introducing people to our brand of barbeque and building brand awareness.
Fiscal Year 2010 Compared to Fiscal Year 2009
     Total Revenue
     Total revenue of approximately $148.3 million for fiscal 2010 increased approximately $12.3 million, or 9.0%, from total revenue of $136.0 million in the comparable quarter in fiscal 2009. Fiscal 2010 consisted of 52 weeks, while fiscal 2009 consisted of 53 weeks.
     Restaurant Sales, net
     Restaurant sales for fiscal 2010 were approximately $131.2 million, compared to approximately $117.9 million for fiscal 2009 reflecting an 11.2% increase. Total restaurant sales growth reflected the addition of the seven New York and New Jersey restaurants, the new company-owned restaurant that opened in Bel Air, Maryland, and a comparable sales increase of 0.7% which included a weighted average pricing impact of 1.2%. These sales increases were partially offset by the impact of the 53rd week in fiscal 2009, equal to approximately $2.4 million. Of the 0.7% comparable sales increase, dine-in sales were flat to the prior year, while To-Go accounted for 0.3%, and catering comprised 0.4% of the increase. Off-premise sales were 31.0% of total sales, with catering at 9.5% and To-Go at 21.5%. This compares to 2009’s off-premise sales of 31.1%.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $16.2 million for fiscal 2010, compared to $17.1 million for 2009. The decline in franchise royalties reflects a comparable franchise sales decrease of 0.8%, the loss of approximately $333,000 of royalties from the 53rd week of fiscal 2009 and a net decrease of two franchise restaurants year over year. Nine new franchise restaurants opened in fiscal 2010, four restaurants closed, and seven restaurants became company-owned locations. Fiscal 2010 included 6,458 franchise operating weeks, compared to 6,758 franchise operating weeks in fiscal 2009. There were 130 franchise-operated restaurants open at January 2, 2011, compared to 132 at January 3, 2010.

     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Licensing royalty revenue was approximately $595,000 for fiscal 2010 as compared to $523,000 for fiscal 2009. During fiscal 2011, as a result of continued growth in our restaurant base and expanded markets, we expect to see licensing revenue increase slightly compared to fiscal 2010 levels.
     Other revenue for fiscal 2010 was approximately $272,000 compared to approximately $449,000 for the comparable period of fiscal 2009 due to fewer franchise-operated restaurants that opened during fiscal 2010 compared to fiscal 2009. The amount of other revenue is expected to be flat in fiscal 2011, versus the prior year, based on a similar number of franchise openings planned for fiscal 2011.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants open at least 24 months ended January 2, 2011 increased 0.7%, compared to fiscal 2009’s decrease of 6.3%. For the January 2, 2011 and January 3, 2010, there were 40 and 37 restaurants, respectively, included in the company-owned 24 month comparable sales base.
     Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2010 and fiscal 2009 decreased 0.8% and 8.5%, respectively. For fiscal 2010 and fiscal 2009, there were 94 and 90 restaurants, respectively, included in the franchise-operated 24 month comparable sales base. Neither franchise-operated comparable sales nor company-owned comparable sales include the results of the seven franchise restaurants acquired in March of 2010. These restaurants will enter the company-owned comparable sales base in March 2011 as it will only take 12 months to stabilize operations of these restaurants.
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for fiscal 2010 and fiscal 2009:

	Fiscal Years Ended
	January 2,	January 3,
	2011	2010
Company-Owned	$49,187	$48,197
Full-Service	$50,760	$49,840
Counter-Service	$34,697	$35,413
Franchise-Operated	$52,631	$53,016
     Food and Beverage Costs
     Food and beverage costs for fiscal 2010 were approximately $38.8 million or 29.5% of net restaurant sales compared to approximately $35.5 million or 30.1% of net restaurant sales for the comparable period of fiscal 2009. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.0% for both fiscal 2010 and 2009.
     The decrease in food and beverage costs from fiscal 2009 to fiscal 2010, was primarily due to favorable contract pricing for a majority of our key proteins such as pork and hamburger; continued visibility and optimization from our food cost management system, and the successful transition to a new distributor. These decreases were partially offset by increased costs for two of our other core proteins, chicken and brisket.
     Approximately 85% of our food and non-alcoholic beverage purchases are on contract, with the majority being proteins. Pork represents approximately 31.0% of our total purchases, while chicken is approximately 13.0%, beef, which includes hamburger and brisket, is approximately 10.0%, and seafood is approximately 2.0%.

     Our pork contract is locked in for fiscal 2011, which should result in an approximate 2.3% increase over 2010’s pricing. We will watch the pork market closely to determine if there are opportunities to blend and extend pricing later in the year, should we see significant changes on the horizon with regard to the pricing environment for 2012. A majority of our chicken contracts are firm through September of 2011, at a price increase of approximately 5.3% over fiscal 2010. We have transitioned to a new raw brisket product to obtain a better yield and to minimize the amount of prep labor; however, due to higher commodity prices for this product, we will see a net cost increase of 4.2% over fiscal 2010. In the future, as commodity prices decrease, this product should allow the company to realize additional savings compared to our former brisket product. Currently, our brisket contract is firm through July of 2011. As we look at the balance of 2011, we will watch the market closely and execute short-term contracts until we can lock in an acceptable long-term price. For hamburger, we currently anticipate an average price increase of 9.0%, compared to 2010, which is on contract through June 2011. We are continually evaluating the market to determine the best time to lock in pricing for the rest of 2011, and are willing to ride the spot market until we can lock in what we believe is our best price. Our salmon and shrimp contracts are locked in through June of 2011, and our catfish is locked in through April of 2011, all at a blended price decrease of approximately 1.1% from fiscal 2010’s pricing. Due to the limited availability of catfish, however, we are currently evaluating our options regarding the future use of this product.
     With all indications continuing to point to rising commodity prices, we plan on mitigating these price increases with the following initiatives:
•	In the fourth quarter of fiscal 2010, we initiated a 1.0% price increase on selected menu items. Additionally, we initiated an additional 1.0% price increase, primarily related to our beverage menu, during the new menu roll out in January of 2011. We will determine whether we will effect further price increases later in 2011.

•	We will seek opportunities for regional produce contracting.

•	We will perform a comprehensive review of the way we source, ship, and purchase our poultry products.

•	We will focus on continued optimization of our distribution network to reduce freight costs.

•	We will continue to evaluate and manage our prep-time labor and product quality for our non-core and side items, to determine if it is best to completely prepare certain items in-house or partially pre-prep them at our suppliers.

•	We will prioritize continued strategic management of limited time offerings and their potential to positively impact on our menu mix and margin.
     As a result of all of the initiatives mentioned above, and although challenging, we are striving for an approximate 40 — 45 basis point decrease in our food and beverage costs as a percent of sales year over year.
     Labor and Benefits Costs
     Labor and benefits for fiscal 2010 were approximately $41.4 million or 31.5% of net restaurant sales, compared to approximately $37.0 million or 31.4% of net restaurant sales for fiscal 2009. This percentage increase reflects higher direct labor costs, incurred to normalize operations at the new company-owned restaurant, as well as the seven acquired restaurants. The company also realized higher employee benefit costs year over year. These increases were partially offset by savings from operating below our full manager matrix.
     For 2011, we expect labor and benefits costs as a percentage of sales, to be 5 to 10 basis points higher than fiscal 2010’s percentage, primarily due to operating at our full manager matrix.
     Operating Expenses
     Operating expenses for fiscal 2010 were approximately $36.1 million or 27.5% of net restaurant sales, compared to approximately $31.5 million or 26.7% of net restaurant sales for fiscal 2009. This year over year increase was primarily related to occupancy and other fixed operating costs from our New York and New Jersey restaurants. This increase was partially offset by advertising cost savings in 2010. For fiscal 2010, advertising, as a percent of sales, was approximately 3.2% compared to 3.4% for the prior year, primarily due to savings in media placement fees.
     For 2011, the Company has increased the national ad fund contribution system-wide, to 0.75% from 0.5%, and we expect that for fiscal 2011, advertising expense will be approximately 3.5% of net sales, including the contribution to the National Ad Fund.

     We are projecting operating expenses as a percentage of net sales for fiscal 2011 to be approximately 35 — 40 basis points higher than 2010’s percentage. Of this increase, 30 basis points relates to the increase in advertising costs. While we do not anticipate a major change in our advertising strategy, we will look for ways to optimize the dollars spent without compromising our advertising objectives. Additionally, although, we are contracted for gas and electric where possible, we anticipate increased utility costs in fiscal 2011.
     Depreciation and Amortization
     Depreciation and amortization expense for fiscal 2010 and 2009 was approximately $5.5 million and $5.2 million, respectively, and was 3.7% and 3.8%, respectively, of total revenue. For 2011, we expect depreciation as a percent of total revenue to be flat to 5 basis points lower, as compared to 2010, due to revenue leverage.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During fiscal 2010 we had $300,000 of pre-opening expenses which included pre-opening rent and other pre-opening expenses for our new company-owned location in Bel Air, Maryland. We did not open any company owned restaurants in 2009, and thus did not have any pre-opening expenses. We will be opening one company-owned restaurant in the third quarter of 2011. Additionally, we anticipate some pre-opening expenses for an undetermined company-owned restaurant opening in early 2012. Pre-opening costs are therefore estimated at approximately $340,000 for fiscal 2011, including pre-opening rent.
     General and Administrative Expenses
     General and administrative expenses for fiscal 2010 were approximately $16.2 million or 10.9% of total revenue compared to approximately $16.0 million or 11.8% of total revenue for fiscal 2009. This percentage decrease is primarily due to revenue leverage. General and administrative expenses as a percent of total revenue, excluding stock-based compensation and board of directors’ cash compensation, were 10.0% for fiscal 2010 and 11.2% for fiscal 2009.
     For fiscal 2010, stock-based compensation and board of director cash compensation expense was approximately $1.3 million compared with $832,000 in fiscal 2009. The increase in this expense category is primarily due to a higher stock price year over year. We anticipate stock-based compensation and board of directors’ cash compensation to be approximately $1.7 million for fiscal 2011, as follows (in thousands):

		Board of	Board of
Performance	Restricted	Directors	Directors Cash
Shares	Stock Units	Shares	Compensation	Total
$1,105	$136	$64	$400	$1,705
     Over the past two years, we have prudently watched our expenses and will continue to do so. However, early in 2010, as we looked to 2011 and beyond, we also knew that we needed to reinvest in our organization for continued growth, both for our restaurants and for our franchise system. During 2010, we added the necessary people and systems to support this growth and 2011 will contain the full year impact of these investments. Accordingly, for 2011, we expect general and administrative expenses as a percentage of revenue, with full accrual for bonus achievement, to be approximately 20 — 25 basis points higher than 2010’s percentage.
     Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events and situations for fiscal 2010 and fiscal 2009.
     2010 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$68
Palatine	Lease reserve(2)	88
Atlanta	Gain on lease terminations(3)	(84)
Various	Other	2

Total for 2010		$74

(1)	The Company incurred costs for closed restaurants which primarily related to its Palatine, IL restaurant which was closed in 2010.

(2)	The lease reserve was recorded in accordance with FASB Accounting Standards Codification for Exit and Disposal Cost Obligations, and equals the net present value of the remaining lease obligations for the Palatine, Illinois restaurant, net of expected sublease income, equal to zero.

(3)	During the year, the Company negotiated lease buyouts for its Marietta, GA location. Total termination fees were approximately $506,000 less lease reserve of approximately $591,000 for a net gain of approximately $84,000.
     2009 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$240
Various	Gain on lease terminations(2)	(162)
Software	Asset impairment(3)	129
Various	Other	11

Total for 2009		$218

(1)	The Company incurred costs for the following closed restaurants: Snellville, Georgia, Alpharetta, Georgia, and Marietta, Georgia, which all closed in 2008. Additionally, there were costs for West St. Paul, Minnesota and Naperville, Illinois which were closed in 2009.

(2)	During the year, the Company negotiated lease buyouts for two Georgia locations, for a restaurant that closed in fiscal year 2006, and negotiated a lease termination settlement for a restaurant site where construction had never commenced. Total termination fees were approximately $1,313,000 less lease reserves of approximately $1,475,000 for a net gain of approximately $162,000.

(3)	In accordance with FASB Accounting Standards Codification for Property, Plant and Equipment, the asset impairment charge, which was recorded in the third quarter of fiscal 2009, was related to a software product that was replaced with an alternative solution prior to implementation.
     Gain on Acquisition, Net of Acquisition Costs
     On March 3, 2010, the Company purchased the assets of seven of nine Famous Dave’s restaurants located in New York and New Jersey previously owned and operated by a Famous Dave’s franchisee, North Country BBQ Ventures, Inc. These assets were purchased under Section 363 of Chapter 11 of the U.S. Bankruptcy Code and the acquisition was approved by the United States Bankruptcy Court for the District of New Jersey. The Company did not assume any liabilities except for the outstanding gift cards that the Company chose to honor. Famous Dave’s of America, Inc. continues to operate the restaurants. For the two restaurants that were not acquired, one was subsequently closed and the other was purchased out of bankruptcy by another buyer who assumed the existing franchise agreement.
     The purchase price for the seven restaurants of approximately $7.4 million was offset by approximately $649,000 of pre- and post-petition notes receivable of the Company due and payable from the seller, resulting in a net cash payment of $6.8 million, which was funded by a term loan from Wells Fargo Bank, N.A. (See Financial Condition, Liquidity, and Capital Resources section for the specific terms and conditions for this term loan.) This acquisition was accounted for using the acquisition method of accounting in accordance with FASB Accounting Standards Codification for Business Combinations. The net assets acquired were recorded based on their fair values at the acquisition date as follows (in thousands):

Inventory	$125
Property, equipment, and leasehold improvements	7,262
Other assets(1)	2,843	(2)
Gift card liability	(312)
Lease interest liabilities	(138	) (2)
Asset disposal costs	(2)

Fair value of the net assets acquired	$9,778

(1)	Other assets are comprised of approximately $1.4 million of liquor licenses, $1.4 million of lease interest assets and $16,000 of security deposits for various operating leases.

(2)	Lease interest assets and lease interest liabilities will be amortized ratably to occupancy costs which is reflected in operating expenses in the Company’s consolidated statements of operations.
     The excess of the aggregate fair value of the assets acquired over the purchase price was allocated to gain on acquisition of approximately $2.3 million and is reflected in the consolidated statements of operations for the fiscal year ended January 2, 2011. The Company incurred approximately $386,000 of costs associated with the acquisition, $79,000 of which were incurred in fiscal 2009, and $307,000 of which were incurred in fiscal 2010. The fiscal 2010 acquisition-related costs are reflected as a net adjustment to the gain on the acquisition in the consolidated statements of operations for the year ended January 2, 2011.
     Loss on Early Extinguishment of Debt
     During 2009, we elected to repay five notes prior to their expiration, related to two of our Minnesota restaurants and three of our Virginia restaurants. These notes had annual interest rates ranging from 8.10% to 10.53% and were originally due between February 2020 and October 2023. A total of approximately $7.1 million was paid to retire these notes early. Included in the debt retirement payment was a pre-payment penalty of approximately $350,000 reflected as a loss on early extinguishment of debt in our consolidated statements of operations. We recorded a non-cash charge of approximately $159,000 to write-off associated deferred financing fees as a result of the early repayment, also reflected as early extinguishment of debt in our consolidated statement of operations.
     Interest Expense
     Interest expense was approximately $1.1 million or 0.8% of total revenue for fiscal 2010 and approximately $1.4 million or 1.1% of total revenue for fiscal 2009. For fiscal 2010, interest expense decreased year over year due to the early payoff of five high-rate, long-term notes in 2009 partially offset by the addition of the $6.8 million term loan for the acquisition of the New York and New Jersey restaurants in early fiscal 2010. For 2011, we expect interest expense to be essentially flat as a percentage of revenue, due to leverage year over year, partially offset by expected moderate increases in interest rates.
     Interest Income
     Interest income was approximately $171,000 and $129,000 for fiscal 2010 and fiscal 2009, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances and on outstanding notes and accounts receivable balances.

     Provision for Income Taxes
     For fiscal 2010, our tax provision was approximately $3.8 million, or 34.5% of income before income taxes, compared to the prior year comparable period of approximately $3.0 million, or 34.4% of income before income taxes. The slight increase in the effective tax rate for fiscal 2010 is partially due to the impact of certain tax adjustments proposed during the federal audit of the 2008 and 2009 tax years. We estimate an effective tax rate of approximately 34.4% for fiscal 2011.
     Basic and Diluted Net Income Per Common Share
     Net income for fiscal 2010 was approximately $7.2 million, or $0.84 per basic share and $0.82 per diluted share, on approximately 8,620,000 weighted average basic shares outstanding and approximately 8,784,000 weighted average diluted shares outstanding, respectively. Net income for fiscal 2009 was approximately $5.7 million, or $0.63 per basic share and $0.62 per diluted share, on approximately 9,114,000 weighted average basic shares outstanding and approximately 9,211,000 weighted average diluted shares outstanding, respectively.
Fiscal Year 2009 Compared to Fiscal Year 2008
     Total Revenue — Total revenue of approximately $136.0 million for fiscal 2009 decreased approximately $4.4 million or 3.1% from total revenue of approximately $140.4 million for fiscal 2008. Fiscal 2009 consisted of 53 weeks, while fiscal 2008 consisted of 52 weeks.
     Restaurant Sales — Restaurant sales were approximately $117.9 million for fiscal 2009 and approximately $122.0 million for fiscal 2008. Fiscal 2009 sales results included a restaurant sales decline of 3.3%, which primarily reflected a comparable sales decrease of 6.3%, partially offset by a weighted average price increase of 2.3%. The 2009 comparable sales decline reflected continued sales pressure in all three of our sales levers: dine-in, To-Go, and catering, resulting primarily from changes in consumer spending in the casual dining industry initiated largely by the recession. Of the 6.3% fiscal 2009 comparable sales decline, dine-in represented 3.4%, To-Go accounted for 1.5%, and catering comprised 1.4%. During fiscal 2009, our category leadership in off-premise sales declined due to the sluggishness in the economy, as businesses and consumers continued to be conscious of the discretionary dollars they spend. Catering and “TO GO” accounted for approximately 31.1% of sales in fiscal 2009, compared with approximately 32.4% of sales in fiscal 2008.
     Franchise-Related Revenue — Franchise-related revenue consisted of royalty revenue and franchise fees, which included initial franchise fees and area development fees. Franchise-related revenue for fiscal 2009 was approximately $17.1 million, a 2.3% decrease when compared to franchise-related revenue of approximately $17.5 million for the same period in fiscal 2008. Royalties, which are based on a percent of franchise-operated restaurants’ net sales, decreased 0.7% during fiscal 2009. This decrease reflected the full year impact of higher sales levels of franchise restaurants that opened in fiscal 2008, in addition to the net nine new franchise restaurants opened during fiscal 2009, offset by a comparable sales decrease of 8.5%. Fiscal 2009 included 6,758 franchise operating weeks, compared to 6,296 franchise operating weeks in fiscal 2008. There were 132 franchise-operated restaurants open at January 3, 2010, compared to 123 at December 28, 2008.
     Licensing and Other Revenue — Licensing revenue included royalties from a retail line of business, including sauces, rubs, marinades, seasonings, and other items. Other revenue included opening assistance and training we provide to our franchise partners. For fiscal 2009, the licensing royalty income was approximately $523,000 compared to approximately $408,000 for fiscal 2008. Other revenue for fiscal 2009 was approximately $448,000, compared to approximately $440,000 in fiscal 2008.
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

     Same store net sales for franchise-operated restaurants decreased approximately 8.5% in 2009. The negative comparable sales trend reflected the economic challenges being faced across the country and in many of our franchise markets. Of the 8.5% fiscal 2009 decline, seven states, representing 38 franchise-operated restaurants, accounted for over half of the decline. Additionally, we saw a shift in the states with the largest declines from 2009 compared to 2008 due to changes in the geographic impact of the recession. For fiscal 2009 and fiscal 2008, there were 90 and 74 restaurants, respectively, included in franchise-operated comparable sales.

	Fiscal Years Ended
	January 3,	December 28,
	2010	2008
Average Weekly Net Sales (AWS):
Company-Owned	$48,197	$50,685
Full-Service	$49,840	$52,744
Counter-Service	$35,413	$36,911
Franchise-Operated	$53,016	$56,535
     Food and Beverage Costs — Food and beverage costs for fiscal 2009 were approximately $35.5 million or 30.1% of net restaurant sales compared to approximately $37.6 million or 30.8% of net restaurant sales for fiscal 2008. Results for fiscal 2009 reflected lower contract pricing for many of our core proteins. Our adult beverage sales at our company-owned restaurants in fiscal 2009 and fiscal 2008 were approximately 9% as a percentage of dine-in sales.
     Labor and Benefits — Labor and benefits at the restaurant level were approximately $37.0 million or 31.4% of net restaurant sales in fiscal 2009 compared to approximately $38.2 million or 31.3% of net restaurant sales in fiscal 2008. The slight increase in the percentage was a result of sales deleverage partially offset by a reduction in our labor matrix in early 2009 and the additional sales of the 53rd week of fiscal 2009, which positively impacted our fixed labor costs.
     Operating Expenses — Operating expenses for fiscal 2009 were approximately $31.5 million or 26.7% of net restaurant sales compared to approximately $32.5 million or 26.6% of net restaurant sales for fiscal 2008. The slight increase was due to sales deleverage and increased occupancy costs due to the three restaurants added in late 2008. These were partially offset by utility and advertising cost savings in 2009. In 2009, advertising, as a percent of sales, was approximately 3.4% compared to 3.7% for the prior year.
     Depreciation and Amortization — Depreciation and amortization for fiscal 2009 was approximately $5.2 million, or 3.8% of total revenue, compared to approximately $5.5 million, or 4.0% of total revenue for fiscal 2008. For fiscal 2009, depreciation and amortization expense was approximately $331,000 less than 2008, due to 2008 impairment charges and a reduction in capital spending year over year.
     General and Administrative Expenses — General and administrative expenses totalled approximately $16.0 million or 11.8% of total revenue in fiscal 2009 compared to approximately $16.5 million or 11.8% of total revenue in fiscal 2008. In fiscal 2009, general and administrative expenses included approximately $832,000, for stock-based compensation expense related to our performance share programs, options expense from FASB Accounting Standards Codification for Compensation — Stock Compensation, and the issuance of shares to our Board of Directors for service during fiscal 2009. In fiscal 2008, general and administrative expenses included approximately $694,000 for stock-based compensation expense. Excluding bonus and stock-based compensation expense, the percentage would have been 11.2% for fiscal 2009 and 11.3% for fiscal 2008. The increase in the percentage excluding stock-based compensation compared to prior year primarily reflected the accrual for bonuses partially offset by our prudent cost control over general administrative expenses in 2009.
     Asset Impairment and Estimated Lease Termination and Other Closing Costs — In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events and situations for fiscal 2009 and fiscal 2008.
     2009 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount

Various	Costs for closed restaurants(1)	$240
Various	Gain on lease terminations(2)	(162)
Software	Asset impairment(3)	129
Various	Other	11

Total for 2009		$218

(1)	The Company incurred costs for the following closed restaurants: Snellville, Georgia, Alpharetta, Georgia, and Marietta, Georgia, which all closed in 2008. Additionally, there were costs for West St. Paul, Minnesota and Naperville, Illinois which were closed in 2009.

(2)	During the year, the Company negotiated lease buyouts for two Georgia locations, for a restaurant that closed in fiscal year 2006, and negotiated a lease termination settlement for a restaurant site where construction had never commenced. Total termination fees were approximately $1,313,000 less lease reserves of approximately $1,475,000 for a net gain of approximately $162,000.

(3)	In accordance with FASB Accounting Standards Codification for Property, Plant and Equipment, the asset impairment charge, which was recorded in the third quarter of fiscal 2009, was related to a software product that was replaced with an alternative solution prior to implementation.

     2008 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurant	Reason	Amount

Carpentersville	Store closure (net of deferred rent credits)(1)	$177
Calhoun	Asset impairment(2)	1,057
Naperville	Asset impairment(2)	1,001
Atlanta	Asset impairment and lease reserve(2)(3)	4,043
Stillwater	Asset impairment(2)	188
Vernon Hills	Asset impairment(2)	332
Two Prospective Restaurants	Site costs for restaurants that were not opened(4)	105
Various	Other	9

Total for 2008		$6,912

(1)	The Company closed this restaurant in conjunction with the opening of a new prototype restaurant within four miles of the existing restaurant, supporting the company’s strategy to reposition legacy restaurants in markets when opportunities arise. The Company negotiated a lease buyout for this location and another location in the Chicago market that had been previously closed for a total of $80,000. The agreement with the landlord for these two locations was subject to a bankruptcy judge’s final approval, which was obtained in the third quarter of 2009. The final settlement was contained in the $1.3 million lease termination fees paid in 2009.

(2)	In accordance with FASB Accounting Standards Codification for Property Plant and Equipment, based on the Company’s assessment of expected cash flows from this location over the remainder of the respective lease terms.

(3)	Includes the three restaurants in the Atlanta market which were acquired by the company from a franchisee for amounts due that were subsequently closed. The lease reserve was recorded in accordance with FASB Accounting Standards Codification for Exit and Disposal Cost Obligations, and equals the net present value of the remaining lease obligations for the 3 closed Atlanta restaurants, net of zero expected sublease income.

(4)	Write off of failed site preparation costs for two locations that the Company decided not to open.
     Pre-opening Expenses — During fiscal 2009, we had no pre-opening expenses. During fiscal 2008, we had approximately $1.1 million in pre-opening expenses, related to the opening of four company-owned restaurants in 2008.
     Loss on Early Extinguishment of Debt — During 2009, we repaid five notes prior to their expiration, related to two of our Minnesota restaurants and three of our Virginia restaurants. These notes had annual interest rates ranging from 8.10% to 10.53% and were originally due between February 2020 and October 2023. A total of approximately $7.1 million was paid to retire these notes early. Included in the debt retirement payment was a pre-payment penalty of approximately $350,000 reflected as a loss on early extinguishment of debt in our consolidated statements of operations. We recorded a non-cash charge of approximately $159,000 to write-off associated deferred financing fees as a result of the early repayment, also reflected as early extinguishment of debt in our consolidated statement of operations.
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
     Income Tax Expense/Benefit — We recorded income tax expense during fiscal 2009 of approximately $3.0 million which compares to a benefit of approximately $119,000 in fiscal 2008. We utilized $2.6 million of federal and state net operating loss carry forwards in fiscal 2009 as compared to approximately $529,000 in fiscal 2008. Utilization of state net operating losses will be achieved through offsetting tax liabilities generated through earnings. We did not utilize any general business credit carry forwards in fiscal 2009 or fiscal 2008.
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
Financial Condition, Liquidity and Capital Resources
     As of January 2, 2011 our Company held unrestricted cash and cash equivalents of approximately $2.7 million compared to approximately $3.0 million as of January 3, 2010. Our cash balance reflects the repurchase of common stock for $8.7 million, the acquisition of the seven restaurants for $6.8 million and $5.3 million of cash flows used for capital expenditures, all of which occurred during fiscal 2010. These costs were partially offset by the cash flows provided by fiscal 2010 operations and the $6.8 million in proceeds from a term loan.
     Our current ratio, which measures our immediate short-term liquidity, was 0.81 at January 2, 2011 compared to 1.00 at January 3, 2010. The current ratio is computed by dividing total current assets by total current liabilities. The change in our current ratio was primarily due to a decrease in our current assets resulting from the use of our deferred tax asset and increased current liabilities resulting from higher accrued income taxes at the end of the 2010 fiscal year. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.
     Net cash provided by operations for each of the last three fiscal years was approximately $13.9 million in fiscal 2010, $14.5 million in fiscal 2009, and $11.2 million in fiscal 2008. Cash generated in fiscal 2010 was primarily from net income of approximately $7.2 million, depreciation and amortization of approximately $5.5 million, an increase in deferred taxes of approximately $1.2 million, stock-based compensation of $1.1 million and an increase in the use of restricted cash of $533,000. These net increases were partially offset by an approximate $2.3 million gain on the acquisition of seven restaurants and an approximate $531,000 decrease in accrued liabilities.
     Cash generated in fiscal 2009 was primarily from net income of approximately $5.7 million, depreciation and amortization of approximately $5.2 million, and increased accrued compensation and benefits of approximately $2.0 million. These increases were partially offset by a decrease in deferred taxes of approximately $1.8 million, a decrease in accounts payable of approximately $1.7 million, and a decrease in other liabilities of approximately $1.0 million.
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
     Net cash used for investing activities for each of the last three fiscal years was approximately $11.8 million in fiscal 2010, $2.0 million in fiscal 2009, and $10.5 million in fiscal 2008. In fiscal 2010, we used approximately $5.3 million for capital expenditures. These expenditures were primarily for continued investment in, and remodeling projects, for our existing restaurants, including approximately $364,000 for the New York and New Jersey restaurants, as well as for the conversion of our new company-owned restaurant, and various corporate infrastructure projects. In 2009, our cash spend on fixed assets was approximately $2.0 million, we also had approximately $300,000 in accrued fixed asset charges at the end of the year for projects in process that had not been paid for. Additionally, a portion of our corporate infrastructure projects, originally planned to occur in fiscal 2009, were moved to fiscal 2010. In fiscal 2008, we used approximately $8.7 million for the construction of our Alexandria, Virginia, Salisbury, Maryland, Algonquin, Illinois, and Greenwood, Indiana restaurants and $1.8 million for continued maintenance and other infrastructure projects.
     We expect total 2011 capital expenditures to be approximately $5.5 million, primarily reflecting continued investments in our existing restaurants, including several significant remodeling projects, as well as, the conversion costs for a new company-owned restaurant, and continued investments in corporate infrastructure systems.

     Net cash used for financing activities was approximately $2.5 million in fiscal 2010, $11.3 million in fiscal 2009, and $542,000 in fiscal 2008. In fiscal 2010, we had draws on our line of credit of approximately $20.5 million and had repayments of approximately $21.0 million. The maximum balance on our line of credit during fiscal 2010 was $16.0 million. Additionally, we used approximately $8.7 million to repurchase approximately 1.1 million shares at an average price of $8.18, excluding commissions. In fiscal 2009, we had draws on our line of credit of approximately $9.0 million and had repayments of approximately $13.5 million. The maximum balance on our line of credit during fiscal 2009 was $18.0 million. Additionally, we repaid $7.0 million of high interest rate debt. In fiscal 2008, we repurchased 592,956 of our shares, representing the culmination of our fourth authorization and beginning of our fifth, for approximately $5.1 million, including commissions. We had draws of approximately $26.0 million on our line of credit and had repayments of $21.0 million. The maximum balance on our line of credit during fiscal 2008 was $20.0 million. In addition, we repaid $383,000 of debt. In 2011, we will have three main uses for our capital. We will continue to use our cash to, first and foremost, grow our system. Alternatively, we will continue to repurchase our common stock and reduce our debt levels.
     The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million.
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at January 2, 2011) plus 0.5% or Wells Fargo’s prime rate (3.25% at January 2, 2011). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Eurodollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of January 2, 2011, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average rate for the fiscal year ended January 2, 2011 was 2.7%.
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
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At January 2, 2011 we had $13.0 million in borrowings under this Facility, and had approximately $579,000 in letters of credit for real estate locations. We were in compliance with all covenants under the Credit Agreement as of January 2, 2011.
     If the bank were to call the line of credit prior to expiration, the Company believes there are multiple options available to obtain other sources of financing. While possibly at different terms, the Company believes there would be other lenders available and willing to finance a new credit facility.
     In 2009, we amended our credit agreement to change the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. We paid fees of approximately $45,000 related to the amendment, which were deferred during the first quarter of 2009 and are being amortized over the remaining life of the Facility.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed.

Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     The Company amended its Credit Agreement on March 4, 2010 in connection with the acquisition of the seven New York and New Jersey restaurants. This amendment provided for an additional $6.8 million of long-term debt in the form of a term loan with a maturity date of March 4, 2017. Principal amounts outstanding under this term loan bear interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of either one, two, three, or six months at the discretion of the Company. The weighted average rate for fiscal 2010 was 2.63%. There is a required minimum annual amortization of 5.0% of the principal balance. We also amended our credit agreement on February 1, 2011 in connection with a change in definition of maintenance and growth capital expenditures to allow for more flexibility in classification of major remodeling projects as “growth” capital expenditures for our cash flow covenant.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
Contractual Obligations
     (In thousands)
     Payments Due by Period (including interest)

	Total	2011	2012	2013	2014	2015	Thereafter
Long Term Debt(1)	$8,040	$543	$573	$599	$620	$638	$5,067
Financing Leases	5,486	622	628	647	653	673	2,263
Line of Credit	13,000	—	—	13,000	—	—	—
Uncertain Tax Positions	761	761	—	—	—	—	—
Operating Lease Obligations	127,386	5,659	5,571	5,583	5,564	5,643	99,366
Sublease Income	(90)	(33)	(34)	(23)	—	—	—

Total	$154,583	$7,552	$6,738	$19,806	$6,837	$6,954	$106,696

(1)	This is variable interest rate debt and interest expense is based on assumptions made at the time of this filing.
     See Notes 8 and 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.
Off-Balance Sheet Arrangements
     Our Company does not have any off-balance sheet arrangements (as such term is defined in Item 303 of regulation S-K) that are reasonably likely to have a current or future effect on our financial condition or changes in financial condition, operating results, or liquidity.
Income Taxes
     At 2010, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $24 million for state purposes, which if not used will begin to expire in fiscal 2019. This amount will be adjusted when we file our fiscal 2010 income tax returns in 2011. In addition, we had cumulative tax credit carry forwards of approximately $653,000 which will not expire.

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
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents, investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of January 2, 2011 was approximately $23.5 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
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
Management’s Report on Internal Control over Financial Reporting
     Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our Management assessed the effectiveness of our internal control over financial reporting as of January 2, 2011. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our Management has concluded that, as of

January 2, 2011, our internal control over financial reporting is effective based on these criteria.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter ended January 2, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
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
     The purpose, of the 2005 Plan, which was approved by the Company’s shareholders at the May 2005 annual shareholders meeting, is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate Associates (including officers), certain key consultants and directors of the Company. Under the 2005 Plans, an aggregate of 179,210 shares of our Company’s common stock remained unreserved and available for issuance at January 2, 2011.
     The Management Plan, the Director Plan and the 2005 Plan have each been approved by the Company’s shareholders. The Employee Plan was not submitted for approval to the Company’s shareholders. The following table sets forth certain information as of January 2, 2011 with respect to the Management Plan, the Employee Plan, the Director Plan and the 2005 Plan.

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon	Weighted-	Future Issuance Under
	Exercise of	Average	Equity Compensation
	Outstanding	Exercise Price	Plans (Excluding
	Options Warrants	of Outstanding	Securities Reflected in
	and Rights	Options	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by shareholders:
1995 Stock Option and Compensation Plan	100,000	$5.96	—
1998 Director Stock Option Plan	105,500	$6.55	—
2005 Stock Incentive Plan(1)	567,932	$10.98	179,210

TOTAL	773,432	$6.48	179,210

Equity compensation plans not approved by shareholders:
1997 Employee Stock Option Plan	31,025	$4.81	—

TOTAL	804,457	$6.27	179,210

(1)	Includes 482,932 performance shares under the 2005 Plan, 75,000 restricted shares under the 2005 Plan, and 10,000 options granted under the 2005 Plan.
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
We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Dave’s of America, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 18, 2011

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2011 AND JANUARY 3, 2010
(in thousands, except share and per-share data)

	January 2,	January 3,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,654	$2,996
Restricted cash	94	627
Accounts receivable, net	3,097	3,279
Inventories	2,444	2,198
Deferred tax asset	205	714
Prepaid expenses and other current assets	2,369	1,845
Current portion of notes receivable, net	384	823

Total current assets	11,247	12,482

Property, equipment and leasehold improvements, net	61,550	54,818

Other assets:
Notes receivable, net, less current portion	54	327
Deferred tax asset	—	206
Other assets	3,278	548

	$76,129	$68,381

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$538	$162
Accounts payable	3,935	3,974
Accrued compensation and benefits	4,409	4,337
Other current liabilities	4,972	3,991

Total current liabilities	13,854	12,464

Long-term liabilities:
Line of credit	13,000	13,500
Long-term debt, less current portion	6,205	—
Financing lease obligations, less current portion	4,292	4,490
Deferred tax liability	446	—
Other liabilities	5,428	4,933

Total liabilities	43,225	35,387

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 8,245 and 9,202 shares issued and outstanding at January 3, 2010 and December 28, 2008 respectively	82	92
Additional paid-in capital	10,238	17,536
Retained earnings	22,584	15,366

Total shareholders’ equity	32,904	32,994

	$76,129	$68,381

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
JANUARY 2, 2011, JANUARY 3, 2010, AND DECEMBER 28, 2008
(in thousands, except share and per share data)

	January 2,	January 3,	December 28,
	2011	2010	2008
Revenue:
Restaurant sales, net	$131,154	$117,934	$122,016
Franchise royalty revenue	15,902	16,912	17,026
Franchise fee revenue	345	200	492
Licensing and other revenue	867	972	848

Total revenue	148,268	136,018	140,382

Costs and expenses:
Food and beverage costs	38,754	35,489	37,581
Labor and benefits costs	41,352	37,016	38,185
Operating expenses	36,107	31,487	32,510
Depreciation and amortization	5,547	5,191	5,522
General and administrative expenses	16,165	16,000	16,521
Asset impairment and estimated lease termination and other closing costs	74	218	6,912
Pre-opening expenses	300	—	1,103
Gain on acquisition, net of acquisition costs	(2,036)	79	—
Net loss on disposal of property	22	24	18

Total costs and expenses	136,285	125,504	138,352

Income from operations	11,983	10,514	2,030

Other expense:
Loss on early extinguishment of debt	—	(509)	—
Interest expense	(1,140)	(1,443)	(1,977)
Interest income	171	129	246
Other expense, net	—	(1)	(29)

Total other expense	(969)	(1,824)	(1,760)

Income before income taxes	11,014	8,690	270

Income tax (expense) benefit	(3,796)	(2,989)	119

Net income	$7,218	$5,701	$389

Basic net income per common share	$0.84	$0.63	$0.04

Diluted net income per common share	$0.82	$0.62	$0.04

Weighted average common shares outstanding — basic	8,620,000	9,114,000	9,406,000

Weighted average common shares outstanding — diluted	8,784,000	9,211,000	9,542,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED
JANUARY 2, 2011, JANUARY 3, 2010, AND DECEMBER 28, 2008
(in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance — December 30, 2007	9,606	$96	$21,028	$9,276	$30,400

Exercise of stock options	6	—	26	—	26
Tax shortfall for equity awards issued	—	—	(76)	—	(76)
Common stock issued	79	—	266	—	266
Performance shares surrendered to cover payroll taxes incurred	(19)	—	(176)	—	(176)
Repurchase of common stock	(593)	(5)	(5,067)	—	(5,072)
Stock-based compensation	—	—	427	—	427
Net income	—	—	—	389	389

Balance — December 28, 2008	9,079	$91	$16,428	$9,665	$26,184

Exercise of stock options	17	—	57	—	57
Tax benefit for equity awards issued	—	—	436	—	436
Common stock issued	147	1	791	—	792
Performance shares surrendered to cover payroll taxes incurred	(10)	—	(28)	—	(28)
Repurchase of common stock	(31)	—	(188)	—	(188)
Stock-based compensation	—	—	492	—	492
Deferred compensation	—	—	(452)	—	(452)
Net income	—	—	—	5,701	5,701

Balance — January 3, 2010	9,202	$92	$17,536	$15,366	$32,994

Exercise of stock options	93	1	351	—	352
Tax benefit for equity awards issued	—	—	62	—	62
Common stock issued	26	—	—	—	—
Performance shares surrendered to cover payroll taxes incurred	(9)	—	(68)	—	(68)
Repurchase of common stock	(1,067)	(11)	(8,735)	—	(8,746)
Stock-based compensation	—	—	861	—	861
Deferred compensation	—	—	231		231
Net income	—	—	—	7,218	7,218

Balance — January 2, 2011	8,245	$82	$10,238	$22,584	$32,904

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
JANUARY 2, 2011, JANUARY 3, 2010, AND DECEMBER 28, 2008
(in thousands)

	January 2,	January 3,	December 28,
	2011	2010	2008
Cash flows from operating activities:
Net income	$7,218	$5,701	$389
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	5,547	5,191	5,522
Amortization of deferred financing costs	56	60	22
Loss on early extinguishment of debt	—	159	—
Net loss on disposal of property	22	24	18
Gain on acquisition of restaurants	(2,343)	—	—
Asset impairment and estimated lease termination and other closing costs	74	218	6,912
Inventory reserve	8	45	—
Deferred income taxes	1,161	1,777	(542)
Deferred rent	671	277	570
Stock-based compensation	1,092	832	694
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	533	543	1,250
Accounts receivable, net	(83)	443	(252)
Inventories	(153)	48	(294)
Prepaid expenses and other current assets	(478)	(160)	(372)
Deposits	(6)	100	(39)
Accounts payable	(70)	(1,745)	(1,668)
Accrued compensation and benefits	1	2,023	(909)
Other current liabilities	532	(1,041)	(115)
Long-term deferred compensation	102	26	(29)

Cash flows provided by operations	13,884	14,521	11,157

Cash flows from investing activities:
Payments received on notes receivable	428	54	71
Payments for acquired restaurants	(6,822)	—	—
Purchases of property, equipment and leasehold improvements	(5,296)	(1,984)	(10,537)
Issuance of note receivable	(64)	—	—

Cash flows used for investing activities	(11,754)	(1,930)	(10,466)

Cash flows from financing activities:
Proceeds from long-term debt	6,800	—	—
Proceeds from draws on line of credit	20,500	9,000	26,000
Payments on line of credit	(21,000)	(13,500)	(21,000)
Payments for debt issuance costs	(24)	(45)	(37)
Payments on long-term debt and financing lease obligations	(416)	(7,042)	(383)
Proceeds from exercise of stock options	352	57	26
Tax benefit (shortfall) for equity awards issued	62	436	(76)
Repurchase of common stock	(8,746)	(188)	(5,072)

Cash flows used for financing activities	(2,472)	(11,282)	(542)

(Decrease) increase in cash and cash equivalents	(342)	1,309	149

Cash and cash equivalents, beginning of year	2,996	1,687	1,538

Cash and cash equivalents, end of year	$2,654	$2,996	$1,687

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUTNING POLICIES
     Nature of business — We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of January 2, 2011, there were 182 Famous Dave’s restaurants operating in 37 states, including 52 company-owned restaurants and 130 franchise-operated restaurants. An additional 80 franchise restaurants were committed to be developed through signed area development agreements as of January 2, 2011.
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
     Fiscal year — Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal year ended January 2, 2011 (fiscal 2010) consisted of 52 weeks, the fiscal year ended January 3, 2010 (fiscal 2009) consisted of 53 weeks, and the fiscal year ended December 28, 2008 (fiscal 2008) consisted of 52 weeks.
     Unrestricted cash and cash equivalents — Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured at January 2, 2011. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.
     Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $80,000 and $67,000 at January 2, 2011 and January 3, 2010, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.
     Inventories — Inventories consist principally of small wares and supplies, food and beverages, and retail goods, and are recorded at the lower of cost (first-in, first-out) or market.
     Notes receivable — Notes receivable consist of receivables primarily related to our on-going business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts. We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees or licensees will be unable to make their required payments. Balances of notes receivable due within one year are included in the Current portion of notes receivable while amounts due beyond one year are included in Notes receivable less current portion. Notes receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. Interest income recorded on financing receivables has traditionally been immaterial. The fair value of notes receivable currently approximates their carrying value.
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
     Liquor licenses — As part of the New York/New Jersey acquisition completed in March of 2010 (see note 17), the Company acquired transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in other assets in our consolidated Balance Sheets (see note 5) at January 2, 2011. In accordance with the FASB Accounting Standards Codification for Intangibles - Goodwill and Other Intangibles, we annually review the liquor licenses for impairment and in fiscal 2010, no impairment charges were recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.
     Debt issuance costs — Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis, which approximates the interest method. In the event of early debt re-payment, the capitalized debt issuance costs are written-off as a loss on early extinguishment of debt. During 2009, we recorded $159,000 as a loss on early extinguishment of debt for the early pay off of five long-term notes payable. The carrying value of our deferred debt issuance costs, classified as other long-term assets, is approximately $143,000, and $175,000 respectively, net of accumulated amortization of $588,000 and $532,000, respectively, as

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of January 2, 2011 and January 3, 2010.
     Construction overhead and capitalized interest — We capitalize construction overhead costs at the time a building is turned over to operations, which is approximately two weeks prior to opening. In fiscal 2010 and 2008, we capitalized construction overhead costs of approximately $126,000 and $160,000, respectively. In 2009, we did not have any new restaurant construction and, therefore, did not have any capitalized construction overhead. There was no capitalized interest in fiscal years 2010, 2009, or 2008 because construction was funded with cash flow from operations. We depreciate and amortize construction overhead and capitalized interest over the same useful life as leasehold improvements.
     Advertising costs — Advertising costs are charged to expense as incurred. Advertising costs were approximately $4.2 million, $4.0 million, and $4.5 million for fiscal years 2010, 2009, and 2008, respectively, and are included in operating expenses in the consolidated statements of operations.
     Software implementation costs — We capitalize labor costs associated with the implementation of significant information technology infrastructure projects. This is based on actual labor rates per person including benefits, for all the time spent in the implementation of software in accordance with the FASB Accounting Standard Codification for Intangibles — Goodwill and Other. In fiscal 2010, we did not capitalize software implementation costs and in fiscal 2009, we capitalized approximately $4,000 of software implementation costs.
     Research and development costs — Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and Limited-Time Offering (“LTO”) items, recipe enhancements and documentation activities. Research and development costs were approximately $346,000, $369,000, and $349,000, for fiscal years 2010, 2009, and 2008, respectively, and are included in general and administrative expenses in the consolidated statements of operations.
     Pre-opening expenses — All start-up and pre-opening costs are expensed as incurred. We had pre-opening expenses of approximately $300,000 in fiscal 2010 related to the one new Company-owned restaurant that opened in 2010. In fiscal 2009, we did not open any new Company-owned restaurants. We had pre-opening expenses of approximately $1.1 million in fiscal 2008 related to four new Company-owned restaurants that opened in 2008. Included in pre-opening expenses is pre-opening rent during the build-out period.
     Lease accounting — In accordance with the FASB Accounting Standards Codification for Leases, we recognize lease expense on a straight-line basis for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. Rent expense recorded during the build-out period is reported as pre-opening expense. We account for construction allowances by recording a receivable when its collectability is considered probable, and relieve the receivable once the cash is obtained from the landlord for the construction allowance. Construction allowances are amortized as a credit to rent expense over the full term of the lease, including reasonably assured renewal options and build-out periods.
     Recoverability of property, equipment and leasehold improvements, impairment charges, and exit and disposal costs — In accordance with the FASB Accounting Standards Codification for Property, Plant and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value, as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.
     We account for exit or disposal activities, including restaurant closures, in accordance with the FASB Accounting Standards Codification for Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same caption as the original impairment within our consolidated statements of operations.
     Asset retirement obligation — We account for asset retirement obligations under the FASB Accounting Standards Codification for Asset Retirement and Environmental Obligations, which requires recognition of a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. The net ARO liability included in other long term liabilities in our consolidated balance sheets was $96,000 at January 2, 2011 and $89,000 at January 3, 2010.
     Public relations, marketing development fund and restricted cash — In fiscal 2004, we established a system-wide Public Relations and Marketing Development fund. Company-owned restaurants, in addition to franchise-operated restaurants, that entered into franchise agreements with the Company after December 17, 2003, are required to contribute a percentage of net sales to the fund that is used for Public Relations and Marketing Development Fund efforts throughout the system. These restaurants were required to contribute 0.5% of net sales to this fund during both fiscal 2010 and 2009. In fiscal 2011, the contribution will be increased to 0.75% of net sales. The assets held by this fund are considered restricted and are in an interest bearing account. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of January 2, 2011 and January 3, 2010. As of January 2, 2011 and January 3, 2010, we had approximately $94,000 and $627,000 in this fund, respectively.
     Gift cards — We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card breakage income as an offset to operating expense based on a stratified breakage rate per year. This breakage rate is based on a percentage of sales when the likelihood of the redemption of the gift card becomes remote.
     Interest income — We recognize interest income when earned.
     Net income per common share — Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents relating to stock options when dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Following is a reconciliation of basic and diluted net income per common share:

	Fiscal Year
(in thousands, except per share data)	2010	2009	2008
Net income per common share — basic:
Net income	$7,218	$5,701	$389
Weighted average shares outstanding	8,620	9,114	9,406
Net income per common share — basic	$0.84	$0.63	$0.04

Net income per common share — diluted:
Net income	$7,218	$5,701	$389
Weighted average shares outstanding	8,620	9,114	9,406
Dilutive impact of common stock equivalents outstanding	164	97	136

Adjusted weighted average shares outstanding	8,784	9,211	9,542
Net income per common share — diluted	$0.82	$0.62	$0.04

     All options outstanding as of January 2, 2011 were used in the computation of diluted EPS for fiscal 2010. There were 158,640 and 376,960 options outstanding as of January 3, 2010 and December 28, 2008, respectively, that were not available to be included in the computation of diluted EPS because they were anti-dilutive.
     Stock-based compensation — We follow the provisions of the FASB Accounting Standards Codification for Compensation-Stock Compensation, which requires us to recognize compensation cost for share-based awards granted to team members based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 10).
     The FASB Accounting Standards Codification for Compensation-Stock Compensation requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as cash flows from financing activities. There were no stock options granted during fiscal years 2010, 2009 or 2008.
     Revenue recognition — We record restaurant sales at the time food and beverages are served. We record sales of merchandise items at the time items are delivered to the guest. All sales taxes are presented on a net basis and are excluded from revenue. We have detailed below our revenue recognition policies for franchise and licensing agreements.
     Franchise arrangements — Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales. During 2009 and 2010, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2010 and 2009.
     Because of the continuing difficult economic environment and scarcity of capital for development, we modified and extended this growth incentive program for fiscal 2011. The modification offers new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. If a franchise restaurant opens in the first quarter, the franchisee will pay a reduced royalty of 2.5% for the remainder of 2011. Opening in the second quarter qualifies for a reduced royalty of 3.0% for the remainder of 2011, and opening in the third quarter qualifies for a reduced royalty of 4.0% for the remainder of 2011. Any openings in the fourth quarter and beyond would be at the 5% royalty rate.
     Licensing and other revenue — We have a licensing agreement for our retail products, the initial term of which expires in April 2015 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue is recorded based on royalties earned by the Company in accordance with our agreement. Licensing revenue for fiscal years 2010, 2009 and 2008 was approximately $595,000, $523,000, and $408,000, respectively.
     Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training, information technology setup and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2010, 2009 and 2008 was approximately $272,000, $449,000, and $440,000, respectively.
     Recently issued accounting pronouncements — In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, which requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. Existing disclosures need to be amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables. The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on our consolidated financial statements.
(2) INVENTORIES
     Inventories consisted approximately of the following at:

	January 2,	January 3,
(in thousands)	2011	2010
Small wares and supplies	$1,420	$1,331
Food and beverage	986	829
Retail goods	38	38

	$2,444	$2,198

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) NOTES RECEIVABLE
     Notes receivable consisted approximately of the following at:

	January 2,		January 3,
(in thousands)	2011		2010
Star Ribs — monthly installment of approximately $39, payments began in March 2010, including interest of 7.9% due September 2011. This note is unsecured	$319	(1)(4)	$477	(1)(2)

North Country BBQ Ventures Inc. — was paid in one installment based on the bankruptcy court’s ruling pursuant to Section 363 of Chapter 11 of the US Bankruptcy Code. This note was unsecured. (See Note 15)	—		485	(1)

JP’s Bar-B-Que, LLC — payable in monthly installments of approximately $8 was paid in full in February 2010. This note was unsecured	—		14	(1)(3)
Old School BBQ, Inc. — monthly installments of approximately $5.7 including interest at 9.0%, due November 2012, secured by property and equipment and guaranteed by the franchise owners	119		174

Total notes receivable	438		1,150
Less: current maturities	(384)		(823)

Long-term portion of notes receivable	$54		$327

(1)	The note was originally classified as accounts receivable, but was reclassified to a note receivable due to the payment terms established by the bankruptcy court.

(2)	This note was net of a reserve of $99.

(3)	This note was net of a reserve of $1.

(4)	Based on Star Rib’s good payment history, subsequent to their emergence from bankruptcy, the Company determined that the risk of collection was minimal and a reserve was no longer required.
     Future principal payments to be received on notes receivable are approximately as follows:

(in thousands)
Fiscal Year
2011	$384
2012	54

Total	$438

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET
     Property, equipment and leasehold improvements, net, consisted approximately of the following at:

	January 2,	January 3,
(in thousands)	2011	2010
Land, buildings and improvements	$69,592	$62,585
Furniture, fixtures, and equipment	34,057	30,609
Décor	2,768	2,559
Construction in progress	869	782
Accumulated depreciation and amortization	(45,736)	(41,717)

Property, equipment and leasehold improvements, net	$61,550	$54,818

(5) OTHER ASSETS
     Other assets consisted of the following at:

	January 2,	January 3,
(in thousands)	2011	2010
Liquor licenses	$1,410	$—
Long-term lease interest assets	1,329	—
Other assets	539	548

	$3,278	$548

(6) OTHER CURRENT LIABILITIES
     Other current liabilities consisted of the following at:

	January 2,	January 3,
(in thousands)	2011	2010
Gift cards payable	$1,960	$1,441
Other liabilities	1,347	1,381
Income taxes payable	681	—
Sales tax payable	785	834
Accrued property and equipment purchases	59	300
Deferred franchise fees	140	35

	$4,972	$3,991

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) OTHER LIABILITIES
     Other liabilities consisted of the following at:

	January 2,	January 3,
(in thousands)	2011	2010
Deferred rent	$5,043	$4,404
Lease termination costs	—	89
Asset retirement obligations	96	304
Other liabilities	289	136

	$5,428	$4,933

(8) CREDIT FACILITY AND DEBT COVENANTS, LONG-TERM DEBT, AND FINANCING LEASE OBLIGATIONS
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at January 2, 2011) plus 0.5% or Wells Fargo’s prime rate (3.25% at January 2, 2011). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Eurodollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of January 2, 2011, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average rate for the fiscal year ended January 2, 2011 was 2.7%.
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
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At January 2, 2011 we had $13.0 million in borrowings under this Facility, and had approximately $579,000 in letters of credit for real estate locations. We were in compliance with all covenants under the Credit Agreement as of January 2, 2011.
     If the bank were to call the line of credit prior to expiration, the Company believes there are multiple options available to obtain other sources of financing. While possibly at different terms, the Company believes there would be other lenders available and willing to finance a new credit facility.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In 2009, we amended our credit agreement to change the definition of consolidated EBITDA to include a defined amount of impairment charges and lease termination fees in any fiscal 2008 quarter. We paid fees of approximately $45,000 related to the amendment, which were deferred during the first quarter of 2009 and are being amortized over the remaining life of the Facility.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
     Our credit facility consisted of the following at:

	January 2,	January 3,
(in thousands)	2011	2010
Credit facility — Wells Fargo — balloon payment of the outstanding balance due May 2013	$13,000	$13,500
Less: current maturities	—	—

Long-term credit facility net of current portion	$13,000	$13,500

     Required principal payments under our credit facility are as follows:

(in thousands)
Fiscal Year
2011	$—
2012	—
2013	13,000

Total credit facility obligation	$13,000

     Long-Term Debt
     The Company amended its Credit Agreement on March 4, 2010 in connection with the acquisition of seven New York and New Jersey restaurants (see Note 17). This amendment provided for an additional $6.8 million of long-term debt in the form of a term loan with a maturity date of March 4, 2017. Principal amounts outstanding under this term loan bear interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of one, two, three, or six months which is determined by the Company. Our current weighted average rate for the fiscal year ended January 2, 2011 was 2.63%. There is a required minimum annual amortization of 5.0% of the principal balance.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Long-term debt consisted approximately of the following at:

	January 2,	January 3,
(in thousands)	2011	2010
Notes Payable — Wells Fargo — monthly installments are approximately $28 until the final year of the loan, then our payments will increase to approximately $400 including interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of one, two, three, or six months which is determined by the Company and is due March 2017, secured by the property and equipment	$6,545	$—
Less: current maturities	(340)	—

Long-term debt net of current maturities	$6,205	$—

     Required principal payments on long-term debt are as follows:

(in thousands)
Fiscal Year
2011	$340
2012	340
2013	340
2014	340
2015	340
Thereafter	4,845

Total	$6,545

     Financing Lease Obligation
     On March 31, 1999, the Company completed a $4.5 million financing obligation involving three existing restaurants as part of a sale/leaseback transaction. Under this financing, we are obligated to make monthly payments of $50,284 (which increases 4.04% every two years) for a minimum of 20 years. At the end of the 20 year lease term we may extend the lease for up to two additional five year terms. We also have the option to purchase the leased restaurants on the 20th anniversary of the lease term and between the first and second five year option terms. The option purchase price is the greater of $4.5 million or the fair market value, as defined in the agreement, of the properties at the time the purchase option is exercised. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements, and had been depreciated over a 30 year term until fiscal 2007 when it was determined that it was likely that we would not renew the lease at the end of the original term. This resulted in a change in accounting estimate for the useful life of the restaurant’s assets to 20 years from 30 years. Accelerated depreciation of $61,000 was recorded in 2007 and will continue to be recorded on an accelerated basis prospectively. In addition, as the monthly lease payments are made, the obligation will be reduced by the revised 20 year amortization table.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Financing lease obligations consisted of the following at:

	January 2,	January 3,
(in thousands)	2011	2010
Financing lease — Spirit Financial — monthly installments of $50-$59 — including an interest rate of 9.63%, due in March 2019	$4,490	$4,652
Less current maturities	(198)	(162)

Long-term financing lease net of current maturities	$4,292	$4,490

     Required principal payments under our financing leases are as follows:

(in thousands)
Fiscal Year
2011	$198
2012	224
2013	266
2014	300
2015	351
Thereafter	3,151

Total	$4,490

(9) OPERATING LEASE OBLIGATIONS
     We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 1 to 37 years, including lease renewal options. Twelve of the leases require percentage rent of between 3% and 8% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal years 2010, 2009, and 2008, including rent, common area maintenance costs, real estate taxes and percentage rent, were approximately $8.8 million, $7.1 million, and $7.2 million, respectively. Minimum rents were approximately $5.3 million, $5.1 million, and $4.6 million, for fiscal years 2010, 2009, and 2008, respectively. Percentage rent was approximately $326,000, $368,000, and $264,000 for fiscal years 2010, 2009, and 2008, respectively. In December of 2009, the Company sublet 2,100 square feet of its corporate office space until the end of its base lease term. Sublease income has reduced the future minimum lease payments. In 2010, the Company recognized $23,000 of sublease income which partially offset our total rent expense.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Future minimum lease payments (including reasonably assured renewal options) existing at January 2, 2011 were:

(in thousands)
Fiscal Year
2011	$5,659
2012	5,571
2013	5,583
2014	5,564
2015	5,643
Thereafter	99,366

Total operating lease obligations	127,386
Sublease income	(90)

Net operating lease obligations	$127,296

(10) PERFORMANCE SHARES, STOCK OPTIONS, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the years ended 2010, 2009 and 2008, respectively, as follows:

	For the Years Ended
	January 2,	January 3,	December 28,
(in thousands)	2011	2010	2008
Performance Share Programs:
2006 Program	$—	$—	$17
2007 Program	—	(19)	156
2008 Program	101	104	129
2009 Program	244	247	—
2010 Program	380	—	—

Performance Shares	$725	$332	$302

Director Shares	231	340	266
Stock Options	—	24	85
Restricted Stock Units(1)	136	136	41

	$1,092	$832	$694

(1)	On September 11, 2008, a new Chief Executive Officer was appointed and, commensurate with his promotion, a 50,000 restricted stock unit grant was made. In addition, on the same date, 25,000 restricted stock units were granted to our Chief Financial Officer.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Performance Shares
     Since fiscal 2005, stock incentive awards for employees of the Company (whom we refer to as team members), including officers, have primarily taken the form of performance shares. We have a program under which management and certain director-level team members may be granted performance shares under the 2005 Stock Incentive Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants is contingent upon the Company achieving a specified minimum percentage of the cumulative earnings per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant. Upon achieving the minimum percentage, and provided that the recipient remains a team member during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is based upon the percentage of the cumulative earnings per share goals achieved. No portion of the shares will be issued if the specified percentage of earnings per share goals is achieved in any one or more fiscal years but not for the cumulative three-year period.
     No recipient will have any rights as a shareholder based on the performance share grants unless and until the conditions have been satisfied and the shares have been issued to the recipient. In accordance with this program, we recognize as compensation expense the value of these stock grants as they are earned in our consolidated statements of operations throughout the performance period.
     As of January 2, 2011, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment as required under the FASB Accounting Standards Codification for Compensation — Stock Compensation. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). Participants in each performance share program are entitled to receive a specified number of shares of the common stock (“Performance Shares”) based upon our achieving a specified percentage of the cumulative total of the earnings per share goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal”). In the second and third year of any performance share program, the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2008 program the attainment percentage was 91.2%. The estimated attainment percentage for the 2009 program is 100%. In the first year of any program, we estimate the attainment rate to be 100%. In accordance with FASB Accounting Standards Codification for Compensation — Stock Compensation, we have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At January 2, 2011, the following performance share programs were in progress:

			No. of
		Target No. of	Performance
		Performance	Shares	Estimated
		Shares	(Outstanding	Payout of
Award	Performance Share	(Originally	at January 2,	Performance
Date	Program	Granted)(1)	2011)(2)	Shares

12/31/2007	2008 Program	78,800	27,000	24,632 (4)
12/29/2008	2009 Program(3)	280,300	267,100	267,100 (5)
1/4/2010	2010 Program	193,700	191,200	191,200 (6)

(1)	Assumes achievement of 100% of the applicable cumulative EPS goal.

(2)	Net of forfeitures for employee departures.

(3)	The aggregate target number of performance shares awarded under this program increased significantly over prior years as a result of one-time grants related to the hiring of several new executives and board members in late 2008 and early 2009, and a significantly lower stock price at the grant date.

(4)	Based on actual achievement of 91.2% of the cumulative EPS goal over the completed three year performance period.

(5)	Based on achievement of 100% of the cumulative EPS goal over the first two years of the performance period.

(6)	Assumes achievement of 100% of the applicable cumulative EPS goal.
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
     Additionally, during 2009, one-time stock grants were issued to board members Lisa A. Kro and Wallace B. Doolin, commensurate with the additional responsibilities assigned to them upon assuming new positions on the Board of Directors’ committees. They were granted 25,000 restricted shares each; with grant date fair values of $168,000 and $150,000 on May 5, 2009 and September 29, 2009, respectively. These grants will vest ratably over a period of five years beginning on the date they respectively joined the board.
     In fiscal 2010, we compensated our independent board members with cash, and have been reflecting compensation cost over the term of their board service from May 2010 to April 2011. In 2010, total compensation expense for our board included approximately $231,000 of stock-based compensation expense related to board service January — April and approximately $255,000 of cash compensation expense for service from May — December during the fiscal year. In total, board of director cash compensation and stock-based compensation expense for the board of directors during fiscal 2010 was $486,000.
     Stock Options
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 179,210 shares of our Company’s common stock remained

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unreserved and available for issuance at January 2, 2011.
     The stock options we had issued under the Plans were fully vested as of January 3, 2010 and expire 10 years from the date of grant. The 1995 Stock Option and Compensation Plan expired on December 29, 2005, the 1997 Employee Stock Option Plan expired on June 24, 2007, and the 1998 Director Stock Option Plan expired on June 19, 2008. Although incentives are no longer eligible for grant under these plans, each such plan will remain in effect until all outstanding incentives granted there under have either been satisfied or terminated.
     Information regarding our Company’s stock options is summarized below:
     Stock Options

	Number of	Weighted Average
(number of options in thousands)	Options	Exercise Price
Options outstanding at December 30, 2007	399	$5.57
Canceled or expired	(4)	4.98
Exercised	(6)	4.62

Options outstanding at December 28, 2008	389	5.59
Canceled or expired	(21)	5.94
Exercised	(17)	3.44

Options outstanding at January 3, 2010	351	5.68
Exercised(1)	(104)	4.30

Options outstanding at January 2, 2011	247	$6.27

Options exercisable at December 28, 2008	382	$5.58

Options exercisable at January 3, 2010	351	$5.68

Options exercisable at January 2, 2011	247	$6.27

(1)	In 2010, Optionholders elected to forfeit approximately 11,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 93,000 shares.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes information about stock options outstanding at January 2, 2011:

	Options
	Total outstanding			Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Number	average
Exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$ 3.94 – $ 6.00	110	2.30 years	$4.93	110	$4.93

$ 6.15 – $ 10.98	137	3.00 years	$7.35	137	$7.35

	247	2.69 years	$6.27	247	$6.27

     The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceed the exercise price of the option) exercised during fiscal 2010 was approximately $463,000. As of January 2, 2011, the aggregate intrinsic value of options outstanding and exercisable was approximately $1.2 million.
     Restricted Stock Units
     On September 11, 2008, Christopher O’Donnell was promoted to President and Chief Executive Officer. Also on September 11, 2008, and pursuant to the agreement governing Mr. O’Donnell’s employment, the Company granted 50,000 restricted stock units having an aggregate grant date fair value of $454,000. These restricted stock units will vest in three equal installments on the three, four and five year anniversaries of the grant date provided that Mr. O’Donnell remains employed by the Company through the applicable vesting date, and will vest in its entirety upon a “change of control” as defined in the employment agreement. In accordance with FASB Accounting Standards Codification for Compensation-Stock Compensation, the compensation expense for this grant will be recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations commencing in the third quarter of 2008 and continue through the applicable service period which expires in the third quarter of fiscal 2013.
     In addition, on the same date, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. This grant is subject to the same terms and conditions as Mr. O’Donnell’s grant.
     Common Share Repurchases
     On August 6, 2008, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of September 2010, we repurchased all of the shares under this authorization, for approximately $7.8 million at an average market price per share of $7.79, excluding commissions. During fiscal 2010, we repurchased 892,988 shares under this program for approximately $6.9 million at an average market price per share of $7.76, excluding commissions.
     On November 4, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of January 2, 2011 we had repurchased 174,100 shares under this program for

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $1.8 million at an average market price of $10.33, excluding commissions.
     Employee Stock Purchase Plan
     The Company maintains an Employee Stock Purchase Plan, which gives eligible team members the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of a team member’s current year compensation) at 100 percent of the fair market value of the Common Stock at the end of each calendar quarter. For the year ended January 2, 2011 and January 3, 2010, there were approximately 5,849 shares and 10,050 shares purchased, respectively, with a weighted average fair value of $9.17 and $5.22, respectively. For the fiscal years ended January 2, 2011 and January 3, 2010, the Company did not recognize any expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.
(11) RETIREMENT SAVINGS PLANS
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2010 and 2009 we matched 25.0%, and in fiscal 2008, we matched 50.0%, respectively, of the employee’s contribution up to 4.0% of their earnings. Team member contributions were approximately $538,000, $538,000 and $593,000, for fiscal 2010, 2009, and 2008, respectively. The employer match was $84,000, $87,000, and $178,000 for fiscal 2010, 2009, and 2008, respectively. There were approximately $11,000 in discretionary contributions to the Plan during fiscal 2010. There were no discretionary contributions to the plan in fiscal 2009. In fiscal 2008, there was approximately $1,000 of discretionary contributions to the Plan.
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those team members who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2010 and fiscal 2009, we matched 25% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. During fiscal 2008 we matched 50% of the first 4.0% contributed and paid a declared interest rate of 8.0%. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.
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
     For the fiscal year ended January 2, 2011, eligible participants contributed approximately $83,000 to the

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan and the Company provided matching funds and interest of approximately $55,000, net of distributions of approximately $249,000, due to executive departures and required distributions in accordance with our Plan.
(12) INCOME TAXES
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
     At January 2, 2011, we had cumulative net operating loss carry-forwards of approximately $23.0 million for state tax purposes, (a valuation allowance has been computed on $23.0 million of the state net operating loss carry-forward); We also had cumulative tax credit carry-forwards of approximately $653,000 which will not expire.
     The following table summarizes the income tax (expense) benefit for income taxes:

	Fiscal Year
(in thousands)	2010	2009	2008
Current:
Federal	$(2,134)	$(523)	$(310)
State	(501)	(235)	(113)

	(2,635)	(758)	(423)

Deferred:
Federal	(1,137)	(1,992)	433
State	(24)	(239)	109

	(1,161)	(2,231)	542

Total tax (expense) benefit	$(3,796)	$(2,989)	$119

     The impact of an uncertain tax positions taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended January 2, 2011 and January 3, 2010, respectively, is presented in the table below:

(in thousands)
Beginning balance on December 28, 2008	$—
Increases attributable to tax positions taken during prior periods	55

Beginning balance on January 3, 2010	55
Increases attributable to tax positions taken during prior periods	734
Decreases due to lapses of statutes of limitations	(19)

Ending balance on January 2, 2011	$770

     Unrecognized tax benefits of $77,000 at January 2, 2011 and $55,000 at January 3, 2010 had an effect on the annual effective tax rate. In accordance with FASB Accounting Standards Codification for Income Taxes, the differences between the amounts affecting the annual effective rate and the amount reflected in the reconciliation above relates to deferred federal and state taxes on unrecognized tax benefits related to federal and state income taxes. The Company anticipates that the total amount of unrecognized tax benefits of approximately $761,000 primarily related to certain occupancy deductions could decrease within the next 12 months due to the settlement of a federal audit.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $41,000 and $9,000 on a gross basis at January 2, 2011 and January 3, 2010, respectively. Interest and penalties recognized in the consolidated statements of operations related to uncertain tax positions which amounted to $32,000 of expense in 2010 and $9,000 in 2009.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of January 2, 2011, the Company was no longer subject to income tax examinations for taxable years before 2007 in the case of U.S. federal and taxable years generally before 2006 in the case of state taxing authorities, consisting primarily of Minnesota. The Company is currently under federal audit for 2008 and 2009.
     At January 2, 2011, we believe that the realization of the deferred tax asset is more likely than not based on our taxable income for fiscal 2010 and fiscal 2009 and based on the expectation that our Company will generate the necessary taxable income in future years, except for a portion of the state net operating loss carry forward, for which the Company has created a $1.2 million (tax effected) valuation allowance.
     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal years 2010, 2009 and 2008, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by FASB Accounting Standards Codification for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 2,	January 3,
(in thousands)	2011	2010
Current deferred tax asset (liability):
Tax credit carryover	$—	$500
Accrued and deferred compensation	669	708
Deferred revenue	593	462
Accrued expenses	197	161
Other	30	26
Financing lease obligations	(137)	(81)
Inventories	(531)	(498)
Prepaid expenses	(616)	(564)

Total short-term deferred tax asset	$205	$714

Long-term deferred tax (liability) asset:
Tax credit carryover	$653	$1,675
State net operating loss carry-forwards	1,236	1,411
Accrued and deferred compensation	141	152
Accrued expenses	1,733	—
Lease reserve	101	124
Deferred revenue	(112)	(221)
Valuation allowance	(1,236)	(1,368)
Intangible property basis difference	216	—
Property and equipment basis difference	(3,178)	(1,567)

Total long-term deferred tax (liability) asset	$(446)	$206

     Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2010	2009	2008(1)
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.6	3.6	50.0

Tax effect of permanent differences — meals and entertainment	0.3	0.7	24.1
Tax effect of permanent differences — Tip Credit	1.7	2.1	68.5
Tax effect of permanent differences — Other	(0.2)	(0.2)	1.5
Tax effect of general business credits	(5.4)	(6.4)	(205.6)
Adjustment to beginning deferreds	—	—	(22.2)
Uncertain tax positions	0.6	0.6	—
Other	(0.1)	—	5.6

Effective tax rate	34.5%	34.4%	(44.1)%

(1)	2008 percentages are larger compared to other years as a result of less income before taxes in 2008 compared to other years, even though the dollar amounts of items are similar.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13)	SUPPLEMENTAL CASH FLOWS INFORMATION

	For the Fiscal Year Ended
	2010	2009	2008
(in thousands)
Cash paid for interest	$961	$1,418	$1,823
Cash paid for taxes	$1,819	$820	$446

Non-cash investing and financing activities:
Redemption of note receivable due to the acquisition of franchise restaurants	$613	$—	$—
Accrued property and equipment purchases	$240	$(102)	$1,335
Reclassification of additional paid-in-capital to payroll taxes payable for performance shares issued	$68	$(28)	$(176)
Issuance of common stock to independent board members	$—	$340	$266
Acquisition of the fixed assets and inventory from the Atlanta acquisition	$—	$—	$(1,745)
Write-off of note receivable, accounts receivable, other assets and accounts payable from the Atlanta acquisition	$—	$—	$1,745
(14)	SELECTED QUARTERLY DATA (UNAUDITED)
     The following represents selected quarterly financial information for fiscal years 2010 and 2009.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$32,599	$33,787	$40,749	$36,325	$38,703	$33,305	$36,217	$32,601
Income from operations	$4,375	$2,430	$4,137	$4,448	$2,444	$2,202	$1,027	$1,434
Net income	$2,707	$1,320	$2,536	$2,368	$1,458	$1,239	$517	$774
Basic net income per common share	$0.30	$0.15	$0.29	$0.26	$0.17	$0.14	$0.06	$0.08
Diluted net income per common share	$0.30	$0.15	$0.29	$0.26	$0.17	$0.13	$0.06	$0.08
(15)	LITIGATION
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) ASSET IMPAIRMENT AND ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS
     In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events and situations for fiscal 2010, fiscal 2009, and fiscal 2008.
     2010 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount

Various	Costs for closed restaurants(1)	$68
Palatine	Lease reserve(2)	88
Atlanta	Gain on lease terminations(3)	(84)
Various	Other	2

Total for 2010		$74

(1)	The Company incurred costs for closed restaurants which primarily related to its Palatine, IL restaurant which was closed in 2010.

(2)	The lease reserve was recorded in accordance with FASB Accounting Standards Codification for Exit and Disposal Cost Obligations, and equals the net present value of the remaining lease obligations for the Palatine, Illinois restaurant, net of expected sublease income, equal to zero.

(3)	During the year, the Company negotiated lease buyouts for its Marietta, GA location. Total termination fees were approximately $506,000 less lease reserve of approximately $591,000 for a net gain of approximately $84,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     2009 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount

Various	Costs for closed restaurants(1)	$240
Various	Gain on lease terminations(2)	(162)
Software	Asset impairment(3)	129
Various	Other	11

Total for 2009		$218

(1)	The Company incurred costs for the following closed restaurants: Snellville, Georgia, Alpharetta, Georgia, and Marietta, Georgia, which all closed in 2008. Additionally, there were costs for West St. Paul, Minnesota and Naperville, Illinois which were closed in 2009.

(2)	During the year, the Company negotiated lease buyouts for two Georgia locations, for a restaurant that closed in fiscal year 2006, and negotiated a lease termination settlement for a restaurant site where construction had never commenced. Total termination fees were approximately $1,313,000 less lease reserves of approximately $1,475,000 for a net gain of approximately $162,000.

(3)	In accordance with FASB Accounting Standards Codification for Property, Plant and Equipment, the asset impairment charge, which was recorded in the third quarter of fiscal 2009, was related to a software product that was replaced with an alternative solution prior to implementation.
     2008 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurant	Reason	Amount

Carpentersville	Store closure (net of deferred rent credits)(1)	$177
Calhoun	Asset impairment(2)	1,057
Naperville	Asset impairment(2)	1,001
Atlanta	Asset impairment and lease reserve(2)(3)	4,043
Stillwater	Asset impairment(2)	188
Vernon Hills	Asset impairment(2)	332
Two Prospective Restaurants	Site costs for restaurants that were not opened(4)	105
Various	Other	9

Total for 2008		$6,912

(1)	The Company closed this restaurant in conjunction with the opening of a new prototype restaurant within four miles of the existing restaurant, supporting the company’s strategy to reposition legacy restaurants in markets when opportunities arise. The Company negotiated a lease buyout for this location and another location in the Chicago market that had been previously closed for a total of $80,000. The agreement with the landlord for these two locations was subject to a bankruptcy judge’s final approval, which was obtained in the third quarter of 2009. The final settlement was contained in the $1.3 million lease termination fees paid in 2009.

(2)	In accordance with FASB Accounting Standards Codification for Property Plant and Equipment, based on the Company’s assessment of expected cash flows from this location over the remainder of the respective lease terms.

(3)	Includes the three restaurants in the Atlanta market which were acquired by the company from a franchisee for amounts due that were subsequently closed. The lease reserve was recorded in accordance with FASB Accounting Standards Codification for Exit and Disposal Cost Obligations, and equals the net present value of the remaining lease obligations for the 3 closed Atlanta restaurants, net of zero expected sublease income.

(4)	Write off of failed site preparation costs for two locations that the Company decided not to open.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below reflects the change in our reserve for lease termination costs for fiscal 2010 and 2009:

			Deductions
			Credits to
		Additions	Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning	Costs and	and Other	End of
	of Period	Expenses	Accounts	Period
Year ended January 3, 2010
Reserve for lease termination costs	$2,201.4	292.6	(1,905.0)	$589.0

Year ended January 2, 2011
Reserve for lease termination costs	$589.0	89.2	(590.5)	$87.7
These amounts are recorded in other current liabilities or other liabilities depending on when we expect the amounts to be paid.
(17) ACQUISITION OF SEVEN RESTAURANTS IN NEW YORK AND NEW JERSEY
     On March 3, 2010, the Company purchased the assets of seven of nine Famous Dave’s restaurants located in New York and New Jersey previously owned and operated by a Famous Dave’s franchisee, North Country BBQ Ventures, Inc. These assets were purchased under Section 363 of Chapter 11 of the U.S. Bankruptcy Code and the acquisition was approved by the United States Bankruptcy Court for the District of New Jersey. The Company did not assume any liabilities except for the outstanding gift cards that the Company chose to honor. Famous Dave’s of America, Inc. continues to operate the restaurants. For the two restaurants that were not acquired, one was subsequently closed and the other was purchased out of bankruptcy by another buyer who assumed the existing franchise agreement.
     The purchase price for the seven restaurants of approximately $7.4 million was offset by approximately $649,000 of pre- and post-petition notes receivable of the Company due and payable from the seller, resulting in a net cash payment of $6.8 million, which was funded by a term loan from Wells Fargo Bank, N.A. (See Note 8, Credit Facility and Debt Covenants, Long-Term Debt, and Financing Lease Obligations for the specific terms and conditions for this term loan.) This acquisition was accounted for using the acquisition method of accounting in accordance with FASB Accounting Standards Codification for Business Combinations.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The net assets acquired were recorded based on their fair values at the acquisition date as follows (in thousands):

Inventory	$125
Property, equipment, and leasehold improvements	7,262
Other assets(1)	2,843	(2)
Gift card liability	(312)
Lease interest liabilities	(138	) (2)
Asset disposal costs	(2)

Fair value of the net assets acquired	$9,778

(1)	Other assets are comprised of approximately $1.4 million of liquor licenses, $1.4 million of lease interest assets and $16,000 of security deposits for various operating leases.

(2)	Lease interest assets and lease interest liabilities will be amortized ratably to occupancy costs which is reflected in operating expenses in the Company’s consolidated statements of operations.
     The excess of the aggregate fair value of the assets acquired over the purchase price was allocated to gain on acquisition of approximately $2.3 million and is reflected in the consolidated statements of operations for the fiscal year ended January 2, 2011. The Company incurred approximately $386,000 of costs associated with the acquisition, $79,000 of which were incurred in fiscal 2009, and $307,000 of which were incurred in fiscal 2010. The fiscal 2010 acquisition-related costs are reflected as a net adjustment to the gain on the acquisition in the consolidated statements of operations for the year ended January 2, 2011.
     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the seven restaurants described above occurred at the beginning of fiscal 2009 as required by FASB Accounting Standards Codification for Business Combinations. Pro Forma results were based on the previous owner’s unaudited financial statements which is permitted under the Securities and Exchange Commission rules for business that did not meet the significant subsidiary criteria. These results were then adjusted for the impact of certain acquisition-related items, such as: additional amortization of identified intangible assets, additional depreciation expense of property and equipment recorded at fair value, increased occupancy costs, increased interest expense on acquisition debt, inclusion of transaction-related charges and related income tax effects.
     The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009, nor is it indicative of future operating results. Both periods presented reflect the net gain on the acquisition.

Pro Forma Results (unaudited)	Fiscal Years
	2010	2009
(in thousands except per share data)
Revenue	$150,614	$154,391
Net income	7,242	7,294
Net income per common share-basic	0.84	0.80
Net income per common share-diluted	0.82	0.79

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Financial Statement Schedule
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
			Credits to
			Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning	Costs and	and Other	End of
(in thousands)	of Period	Expenses	Accounts	Period
Year ended December 28, 2008:
Allowance for doubtful accounts	$15.9	$658.8	$(217.7)	$457.0
Reserve for lease termination costs	$171.0	$2,242.9	$(212.5)	$2,201.4
Reserve for corporate severance	$—	$269.0	$(62.0)	$207.0

Year ended January 3, 2010:
Allowance for doubtful accounts	$457.0	$226.5	$(616.1)	$67.4
Reserve for lease termination costs	$2,201.4	$292.6	$(1,905.0)	$589.0
Reserve for corporate severance	$207.0	$74.3	$(281.3)	$—

Year ended January 2, 2011:
Allowance for doubtful accounts	$67.4	$50.9	$(38.7)	$79.6
Reserve for lease termination costs	$589.0	$89.2	$(590.5)	$87.7
Reserve for corporate severance	$—	$81.3	$(71.1)	$10.2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC. (“Registrant”)
Dated: March 18, 2011	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 18, 2011 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/ Christopher O’Donnell Christopher O’Donnell	President and Chief Executive Officer and Director

/s/ K. Jeffrey Dahlberg K. Jeffrey Dahlberg	Director

/s/ Wallace B. Doolin Wallace B. Doolin	Director

/s/ Lisa A. Kro Lisa A. Kro	Director

/s/ Richard L. Monfort Richard L. Monfort	Director

/s/ Dean A. Riesen Dean A. Riesen	Director

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 7, 2008

10.1	Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	1995 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2002

10.3	Amendment to 1995 Employee Stock Option and Compensation Plan, effective November 7, 2006, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2006

10.4	1997 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.5	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.6	Amended and Restated 2005 Stock Incentive Plan, incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 8, 2008

10.7	First Amended and Restated Executive Elective Deferred Stock Unit Plan dated January 1, 2008, incorporated by reference from Exhibit 10.11 to Form 10-K filed March 14, 2008

10.8	Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 31, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 2, 2006

10.9	First Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated April 17, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 23, 2008

10.10	Second Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 4, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 9, 2010

10.11	Letter amendment dated February 1, 2011, to the Second Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc.

10.12	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2008

10.13	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008

10.14	Form of Severance Agreement dated January 4, 2008, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibit 10.1 for Form 8-K filed January, 8, 2008

EXHIBITS

Exhibit No.	Description

10.15	Form of 2008 — 2010 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 18, 2008

10.16	Form 2009 — 2011 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 28, 2009

10.17	Form 2010-2012 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 6, 2010

10.18	Form 2011-2013 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 5, 2011

10.19	Form of Director Stock Grant, incorporated by reference to Exhibit 10.3 to Form 8-K filed February 21, 2008

10.20	Restricted Stock Unit Agreement, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibits 10.1 and 10.2, to Form 8-K filed September 17, 2008

10.21	Form of Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and K. Jeffrey Dahlberg, incorporated by reference from Exhibit 10.1 to Form 10-Q filed on May 7, 2009

10.22	Form of Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Lisa A. Kro, incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 7, 2009

10.23	Form of Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Wallace B. Doolin, incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 5, 2009

10.24	Amended and Restated Asset Purchase Agreement by and between North Country BBQ Ventures, Inc. and Famous Dave’s of America, Inc., dated February 26, 2010, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 9, 2010

21.0	Subsidiaries of Famous Dave’s of America, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002