Form 10-Q
period 2011-04-03
FAMOUS DAVES OF AMERICA INC
filed 2011-05-13
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2011, 8,039,942 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 3, 2011 AND JANUARY 2, 2011
(in thousands, except share and per share data)

	April 3,
	2011	January 2,
	(Unaudited)	2011
ASSETS

Current assets:
Cash and cash equivalents	$2,671	$2,654
Restricted cash	222	94
Accounts receivable, net	3,156	3,097
Inventories	2,570	2,444
Deferred tax asset	205	205
Prepaid expenses and other current assets	2,511	2,369
Current portion of notes receivable	265	384

Total current assets	11,600	11,247

Property, equipment and leasehold improvements, net	60,595	61,550

Other assets:
Notes receivable, less current portion	40	54
Other assets	3,251	3,278

	$75,486	$76,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligation	$549	$538
Accounts payable	4,403	3,935
Accrued compensation and benefits	2,577	4,409
Other current liabilities	4,238	4,972

Total current liabilities	11,767	13,854

Long-term liabilities:
Line of credit	15,400	13,000
Long-term debt, less current portion	6,092	6,205
Financing lease obligation, less current portion	4,238	4,292
Deferred tax liability	446	446
Other liabilities	5,517	5,428

Total liabilities	43,460	43,225

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 8,054,000 and 8,245,000 shares issued and outstanding at April 3, 2011 and January 2, 2011, respectively	80	82
Additional paid-in capital	8,180	10,238
Retained earnings	23,766	22,584

Total shareholders’ equity	32,026	32,904

	$75,486	$76,129

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
APRIL 3, 2011 AND APRIL 4, 2010
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2011	2010
Revenue:
Restaurant sales, net	$32,741	$28,393
Franchise royalty revenue	4,029	3,982
Franchise fee revenue	40	40
Licensing and other revenue	280	184

Total revenue	37,090	32,599

Costs and expenses:
Food and beverage costs	9,653	8,327
Labor and benefits costs	10,437	9,249
Operating expenses	9,074	7,628
Depreciation and amortization	1,375	1,292
General and administrative expenses	4,324	3,811
Asset impairment and estimated lease termination and other closing costs	171	(74)
Pre-opening expenses	—	27
Gain on acquisition, net of acquisition costs	—	(2,036)
Net loss on disposal of property	1	—

Total costs and expenses	35,035	28,224

Income from operations	2,055	4,375

Other expense:
Interest expense	(279)	(300)
Interest income	6	39
Other income, net	8	7

Total other expense	(265)	(254)

Income before income taxes	1,790	4,121

Income tax expense	(608)	(1,414)

Net income	$1,182	$2,707

Basic net income per common share	$0.15	$0.30

Diluted net income per common share	$0.14	$0.30

Weighted average common shares outstanding basic	8,118,000	8,999,000

Weighted average common shares outstanding diluted	8,302,000	9,162,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
APRIL 3, 2011 AND APRIL 4, 2010
(in thousands)
(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2011	2010
Cash flows from operating activities:
Net income	$1,182	$2,707
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,375	1,292
Gain on acquisition of restaurants	—	(2,343)
Asset impairment and estimated lease termination and other closing costs	171	(74)
Net loss on disposal of property	1	—
Amortization of deferred financing costs	14	13
Deferred income taxes	—	764
Deferred rent	184	104
Stock-based compensation	326	355
Tax benefit for equity awards issued	118	—
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(128)	114
Accounts receivable, net	(59)	164
Inventories	(126)	(72)
Prepaid expenses and other current assets	(142)	(447)
Deposits	—	(28)
Accounts payable	445	314
Accrued compensation and benefits	(1,913)	(2,181)
Other current liabilities	(840)	(337)
Long-term deferred compensation	(83)	19

Cash flows provided by operating activities	525	364

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(580)	(703)
Acquisition of restaurants	—	(6,822)
Payments received on notes receivable	133	64

Cash flows used for investing activities	(447)	(7,461)

Cash flows from financing activities:
Proceeds from long-term debt	—	6,800
Proceeds from draws on line of credit	11,000	6,500
Payments on line of credit	(8,600)	(4,500)
Payments for debt issuance costs	(1)	—
Payments on long-term debt and financing lease obligation	(156)	(76)
Proceeds from exercise of stock options	110	—
Tax benefit for equity awards issued	118	—
Repurchase of common stock	(2,532)	(2,982)

Cash flows (used for) provided by financing activities	(61)	5,742

Increase (decrease) in cash and cash equivalents	17	(1,355)

Cash and cash equivalents, beginning of period	2,654	2,996

Cash and cash equivalents, end of period	$2,671	$1,641

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of April 3, 2011, there were 182 Famous Dave’s restaurants operating in 37 states, including 52 company-owned restaurants and 130 franchise-operated restaurants. An additional 71 franchise restaurants were committed to be developed through signed area development agreements as of April 3, 2011.
     We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of April 3, 2011 and January 2, 2011 and for the three month periods ended April 3, 2011 and April 4, 2010. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 2, 2011 as filed with the SEC.
     Due to the seasonality of our business, revenue and operating results for the three months ended April 3, 2011 are not necessarily indicative of the results to be expected for the full year.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended
	April 3,	April 4,
(in thousands, except per share data)	2011	2010
Net income per common share — basic:
Net income	$1,182	$2,707
Weighted average shares outstanding	8,118	8,999
Net income per common share — basic	$0.15	$0.30

Net income per common share — diluted:
Net income	$1,182	$2,707
Weighted average shares outstanding	8,118	8,999
Dilutive impact of common stock equivalents outstanding	184	163

Adjusted weighted average shares outstanding	8,302	9,162
Net income per common share — diluted	$0.14	$0.30

     There were 25,500 options outstanding as of April 3, 2011 and April 4, 2010 that were not available to be included in the computation of diluted EPS because they were anti-dilutive.
(3) Allowance for Doubtful Accounts
     Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $33,000 and $80,000 at April 3, 2011 and January 2, 2011, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variances.
(4) Public Relations and Marketing Development Fund and Restricted Cash
     We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 0.75%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounts payable on our consolidated balance sheets as of April 3, 2011 and January 2, 2011. As of April 3, 2011 and January 2, 2011, we had approximately $222,000 and $94,000 in this fund, respectively.
(5) Credit Facility, Long-Term Debt and Debt Covenants
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at April 3, 2011) plus 1.5% or Wells Fargo’s prime rate (3.25% at April 3, 2011). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Eurodollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of April 3, 2011, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the first quarter of fiscal 2011 was 2.76%.
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
     The Company amended the Credit Agreement on March 4, 2010 in connection with the acquisition of seven New York and New Jersey restaurants (see Note 12 to our Consolidated Financial Statements). This amendment provided for an additional $6.8 million of long-term debt in the form of a term loan with a maturity date of March 4, 2017. Principal amounts outstanding under this term loan bear interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of one, two, three, or six months. Our current weighted average interest rate for the first quarter was 2.69%. There is a required minimum annual amortization of 5.0% of the principal balance.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At April 3, 2011 we had $15.4 million in borrowings under this Facility, and had approximately $779,000 in letters of credit for real estate locations. We were in compliance with all covenants as of April 3, 2011.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.
(6) Other Current Liabilities
     Other current liabilities consisted of the following at:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	April 3,	January 2,
(in thousands)	2011	2011
Gift cards payable	$1,455	$1,960
Other liabilities	1,257	1,347
Income tax payable	515	681
Sales tax payable	823	785
Accrued property and equipment purchases	48	59
Deferred franchise fees	140	140

	$4,238	$4,972

(7) Other Liabilities
     Other liabilities consisted of the following at:

	April 3,	January 2,
(in thousands)	2011	2011
Deferred rent	$5,217	$5,043
Asset retirement obligations	96	96
Other liabilities	204	289

	$5,517	$5,428

(8) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases
     Stock-based Compensation
     We recognized stock-based compensation expense in our consolidated statements of operations for the three months ended April 3, 2011 and April 4, 2010, respectively, as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	April 3,	April 4,
(in thousands)	2011	2010
Performance Share Programs:
2008 Program	$—	$26
2009 Program	61	62
2010 Program	95	96
2011 Program	120	—

Performance Shares	$276	$184

Director Shares	34	137
Restricted Stock	16	34

	$326	$355

     Performance Shares
     As of April 3, 2011, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment as required under the FASB Accounting Standards Codification for Stock Compensation. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). Participants in each performance share program are entitled to receive a specified number of shares of the common stock (“Performance Shares”) based upon our achieving a specified percentage of the cumulative total of the earnings per share goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal”). In the second and third year of any performance share program, the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2009 and 2010 programs, the attainment percentages were estimated at 100.0%. In the first year of any program, we estimate the attainment rate to be 100.0%. In accordance with FASB Accounting Standards Codification for Stock Compensation, we have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.
     During the first quarter of fiscal 2011, we issued 24,632 shares upon satisfaction of conditions under the 2008 performance share program, representing the achievement of approximately 91.2% of the target payout for this program. Recipients elected to forfeit 8,412 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,220 shares.
     For each of the three programs currently in progress, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. The maximum share payout a recipient will be entitled to receive is 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At April 3, 2011, the following performance share programs were in progress:

				No. of
			Target No. of	Performance Shares
	Performance		Performance Shares	(Outstanding at
Award Date	Share Program		(Originally Granted)(2)	April 3, 2011)(3)
12/29/2008	2009 Program	(1)	280,300	267,100
1/4/2010	2010 Program		193,700	190,700
1/3/2011	2011 Program		129,900	129,900

(1)	The aggregate target number of performance shares awarded under this program was significantly higher than previous or subsequent years as a result of one-time grants related to the hiring of several new executives and board members in late 2008 and early 2009, and a significantly lower stock price at the grant date.

(2)	Assumes achievement of 100% of the applicable cumulative EPS goal.

(3)	Assumes an estimated payout equal to the achievement of 100% of the applicable cumulative EPS goal, net of employee forfeitures.
     Board of Directors’ Compensation
     In fiscal 2011, we are compensating our independent board members with cash, and are expensing it over the term of their board service from May 2010 to April 2011. In the first quarter of fiscal 2011, total compensation expense for our board was approximately $96,000 of cash compensation expense related to board service from January to March. Additionally, during the first quarter of fiscal 2011, there was approximately $16,000 of stock-based compensation expense for the one-time grants for Lisa A. Kro and Wallace B. Doolin.
     In total, board of director cash compensation and stock-based compensation expense for the board of directors during the first quarter of fiscal 2011 was approximately $112,000.
     In May 2009, we awarded our independent board members shares of common stock for their service on our board for May 2009 to April 2010. These shares were unrestricted upon issuance, but would have required repayment of the prorated portion, or equivalent value thereof in cash, in the event that a board member failed to fulfill his or her term of service. In total, 66,000 shares were issued on May 5, 2009, on which date the closing price of our common stock was $6.72. The total compensation cost of approximately $444,000 was reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2009 and fiscal 2010, and was recognized over the term of the director’s service from May 2009 to April 2010.
     Additionally, during 2009, one-time stock grants were issued to Lisa A. Kro and Wallace B. Doolin commensurate with the additional responsibilities assigned to them upon assuming new positions on the Board of Directors’ committees. They were granted 25,000 restricted shares each; with a grant date fair value of $168,000 and $150,000 on May 5, 2009 and September 29, 2009, respectively. These grants vest ratably over a period of five years beginning on the date they respectively joined the board.
     Stock Options
     We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 49,308 shares of our Company’s common stock remained unreserved and available for issuance at April 3, 2011.

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
Information regarding our Company’s stock options is summarized below:
Stock Options

		Weighted Average
(number of options in thousands)	Number of Options	Exercise Price
Outstanding at January 2, 2011	247	$6.27
Exercised	(50)	4.66
Canceled or expired	—	—

Outstanding at April 3, 2011	197	$6.68

Options Exercisable at April 3, 2011	197	$6.68

     Common Share Repurchases
     On November 4, 2010, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first three months of fiscal 2011, we repurchased 245,809 shares, under our current authorization for approximately $2.5 million at an average market price per share of $10.28, excluding commissions.
     Employee Stock Purchase Plan
     The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 100 percent of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 1,148 and 1,470 shares purchased with a fair value of $9.79 and $8.39 during the first quarter of 2011 and first quarter of 2010, respectively. The Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.
(9) Retirement Savings Plans
     401(k) Plan
     We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2011, we will match 25.0%, and in fiscal 2010, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $167,000 and $162,000 for the first quarter of fiscal years 2011 and 2010, respectively. The employer match was $24,000 and $25,000 for the first quarter of fiscal years 2011 and 2010, respectively. There were discretionary contributions to the Plan of $10,000 and $11,000 during the first quarter of fiscal years 2011 and 2010, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Non-Qualified Deferred Compensation Plan
     We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2011, we will match 25.0%, and in fiscal 2010, we matched 25.0%, respectively, of the first 4.0% contributed and are paying a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.
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
     For the quarter ended April 3, 2011 and April 4, 2010, eligible participants contributed approximately $47,000 and $26,000 to the Plan, respectively, and the Company provided matching funds and interest of approximately $17,000 and $16,000, respectively.
(10) Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the first quarter of fiscal 2011 and fiscal 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		April 3,
Restaurants	Reason	2011
Palatine, IL	Costs for a closed restaurant(1)	$23
Gaithersburg, MD	Asset impairment(2)	148

Total for 2011		$171

(1)	The Company incurred various costs for a previously closed restaurant.

(2)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded, in accordance with FASB Accounting Standards Codification for Property Plant and Equipment, for this restaurant which will be relocated within its existing market in early 2013.
Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		April 4,
Restaurants	Reason	2010
Various	Costs for closed restaurants(1)	$10
Marietta, GA	Gain on lease termination(2)	(84)

Total for 2010		$(74)

(1)	The Company incurred various costs for previously closed restaurants.

(2)	During the year, the Company negotiated lease buyout for this location. Total termination fees were approximately $506,000 less lease reserve of approximately $591,000 for a net gain of approximately $84,000.
(11) Fair Value Measurements
Non-Financial Assets Measured on a Non-Recurring Basis
     In the first quarter of fiscal 2011, an impairment charge was recorded for approximately $148,000 for a restaurant which will be relocated within its existing market in early 2013. This restaurant had a carrying value of approximately $327,000. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. According to the FASB Accounting Standards Codification for Fair Value Measurements and Disclosures, the fair value was determined by using significant unobservable inputs (Level 3) and was approximately $179,000.
(12) Acquisition of Seven Restaurants in New York and New Jersey
     On March 3, 2010, the Company purchased the assets of seven of nine Famous Dave’s restaurants located in New York and New Jersey previously owned and operated by a Famous Dave’s franchisee, North Country BBQ Ventures, Inc. Famous Dave’s of America, Inc. continues to operate the restaurants. For the two restaurants that were not acquired; one was subsequently closed and the other was purchased out of bankruptcy by another buyer who assumed the existing franchise agreement.
     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the seven restaurants described above occurred at the beginning of fiscal 2010 as required by FASB Accounting Standards Codification for Business Combinations. Pro forma results were based on the previous owner’s unaudited financial statements which is permitted under the Securities and

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Exchange Commission rules for business that did not meet the significant subsidiary criteria. These results were then adjusted for the impact of certain acquisition-related items, such as: additional amortization of identified intangible assets, additional depreciation expense of property and equipment recorded at fair value, increased interest expense on acquisition debt, inclusion of transaction-related charges and related income tax effects.
     The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010, nor is it indicative of future operating results.

	Three Months Ended
Pro Forma Results (unaudited)	April 3,	April 4,
(in thousands except per share data)	2011(1)	2010
Revenue	$37,090	$34,945
Net income	1,182	2,744
Net income per common share-basic	0.15	0.30
Net income per common share-diluted	0.14	0.30

(1)	Since the acquired restaurants were company-owned restaurants for the entire first quarter of fiscal 2011, these were actual results and not pro forma results. Additionally, results for the first quarter of 2010 exclude the impact of the approximate $2.0 million gain on acquisition, net of acquisition costs.
(13) Supplemental Cash Flow Information

	Three Months Ended
	April 3,	April 4,
(in thousands)	2011	2010
Cash paid for interest	$339	$280
Cash paid for taxes (1)	$703	$272

Non-cash investing and financing activities:
Accrued property and equipment purchases	$11	$232
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$82	$68
Redemption of note receivable due to the acquisition of franchise restaurants	$—	$613

(1)	Cash paid for taxes increased significantly over prior year due to use of net operating loss tax carry forward credits in fiscal 2010 and as a result of our recently closed IRS audit.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of April 3, 2011, there were 182 Famous Dave’s restaurants operating in 37 states, including 52 company-owned restaurants and 130 franchise-operated restaurants. An additional 71 franchise restaurants were in various stages of development as of April 3, 2011.
     Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years, ending January 1, 2012 (fiscal 2011) and January 2, 2011 (fiscal 2010) are both 52 week fiscal years.
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
     Because of the continuing difficult economic environment and scarcity of capital for development, we modified and extended this growth incentive program for fiscal 2011. The modification offers new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. All franchise restaurants opened in the first quarter, will pay a reduced royalty of 2.5% for the remainder of 2011. Opening in the second quarter qualifies for a reduced royalty of 3% for the remainder of 2011, and opening in the third quarter qualifies for a reduced royalty of 4% for the remainder of 2011. Any openings in the fourth quarter and beyond would be at the 5% royalty rate.
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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     General and Administrative Expenses
     General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, bonuses, team member benefits, legal fees, accounting fees, consulting fees, travel, rent and general insurance are major items in this category. Additionally, we record expense for Managers In Training (“MIT’s”) in this category for approximately six weeks prior to a restaurant opening. We also provide franchise services for which the revenue is included in other revenue and the expenses are included in general and administrative expenses.
     The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended
	April 3,	April 4,
	2011	2010
Food and beverage costs(1)	29.5%	29.3%
Labor and benefits(1)	31.9%	32.6%
Operating expenses(1)	27.7%	26.9%
Depreciation & amortization (restaurant level)(1)	3.8%	4.0%
Depreciation & amortization (corporate level)(2)	0.4%	0.4%
General and administrative(2)	11.7%	11.7%
Asset impairment and estimated lease termination and other closing costs(1)	0.5%	(0.3)%
Pre-opening expenses and net loss on disposal of equipment(1)	—	0.1%
Gain on acquisition, net of acquisition costs(1)	—	(7.2)%

Total costs and expenses(2)	94.5%	86.6%
Income from operations(2)	5.5%	13.4%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
     Total Revenue
     Total revenue of approximately $37.1 million for the first quarter of fiscal 2011 increased approximately $4.5 million, or 13.8%, from total revenue of $32.6 million in the comparable quarter in fiscal 2010. This increase reflects a 15.3% increase in company-owned restaurant sales and a 1.2% increase in franchise royalty revenue for the three months ending April 3, 2011.
     Restaurant Sales, net
     Restaurant sales for the first quarter of fiscal 2011 were approximately $32.7 million, compared to approximately $28.4 million for the same period in fiscal 2010. First quarter restaurant sales in fiscal 2011 reflect

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
the results from the addition of the seven New York and New Jersey restaurants acquired in March 2010 as well as a new company-owned restaurant, which opened in August of 2010; and a comparable sales increase of 3.0%. The comparable sales increase included a weighted average price increase of approximately 2.0% and the favorable impact of approximately 0.7% from the Easter holiday shift between quarters one and two, year over year. Of the 3.0% first quarter comparable sales increase, dine-in represented 0.7%, To-Go accounted for 1.9% and catering comprised 0.4%. For the first quarter of fiscal 2011, off-premise sales were 27.6% of total sales, with catering representing 5.0% and To-Go representing 22.6%. This compares to off-premise sales of 27.0% for the prior year’s first quarter.
     Franchise-Related Revenue
     Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.1 million for the first quarter of fiscal 2011, compared to $4.0 million for the first quarter of 2010. The 1.2% increase in franchise royalties reflecting a net increase of seven franchise restaurants, year over year, partially offset by a comparable sales decrease of 0.1% and the impact from the loss of two months of franchise royalties for the seven New York and New Jersey restaurants. Eleven new franchise restaurants opened since the first quarter of fiscal 2010 and four restaurants have closed.
     Licensing and Other Revenue
     Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2011, the licensing royalty revenue was approximately $174,000 compared to approximately $142,000 for the comparable period of fiscal 2010.
     Other revenue for the fiscal 2011 first quarter was approximately $106,000 compared to $42,000 for the comparable prior year quarter. The increase in other revenue is due to the opening of three restaurants during the first three months of 2011 compared to one restaurant that opened during the comparable period in fiscal 2010.
     Same Store Net Sales
     It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2011 increased 3.0%, compared to fiscal 2010’s first quarter decrease of 3.5%. At the end of the first quarter of fiscal 2011 and the first quarter of fiscal 2010, there were 44 and 41 restaurants, respectively, included in this base.
     Same store net sales for franchise-operated restaurants for the first quarter of fiscal 2011 decreased 0.1%, compared to a decrease of 3.4% for the prior year comparable period. For the first quarter of 2011 and the first quarter of 2010, there were 103 and 95 restaurants, respectively, included in the franchise-operated comparable sales base. Neither our franchise-operated comparable sales nor our company-owned comparable sales include the results of the seven franchise restaurants acquired in March of 2010. These restaurants are expected to enter our company-owned comparable sales base in the second quarter of fiscal 2011; however they will not enter the year to date comparable sales base until fiscal 2012.
     Average Weekly Net Sales and Operating Weeks
     The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2011 and fiscal 2010:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

	Three Months Ended
	April 3,	April 4,
	2011	2010
Average Weekly Net Sales (AWS):
Company-Owned	$48,433	$45,821
Full-Service	$50,055	$47,483
Counter-Service	$33,183	$31,810

Franchise-Operated	$52,738	$52,327

AWS 2005 and Post 2005:
Company-Owned	$53,045	$52,156
Franchise-Operated	$55,832	$56,629
AWS Pre-2005:(1)
Company-Owned	$45,551	$43,105
Franchise-Operated	$46,668	$45,437

Operating Weeks:
Company-Owned	676	613
Franchise-Operated	1,641	1,626

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the post-fiscal 2005, timeframes.
     Food and Beverage Costs
     Food and beverage costs for the first quarter of fiscal 2011 were approximately $9.7 million or 29.5% of net restaurant sales, compared to approximately $8.3 million or 29.3% of net restaurant sales for the first quarter of fiscal 2010. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.5% for the first quarters of fiscal 2011 and 2010. In the face of rising food costs, we were essentially able to hold food costs flat year over year for the first quarter. The loss of leverage of approximately 20 basis points was primarily due to holiday bounce back discount offers that were redeemed in January and February.
     We are protected on our pork contract throughout 2011, which will equate to an approximate 2.3% increase over 2010’s pricing. As we look beyond 2011, however, the forecasted pork markets are looking ominous. As such, similar to prior year, we are evaluating whether there are opportunities to blend and extend pricing later in the year and provide some protection for 2012. Because pork prices are traditionally at their highest this time of year, it is difficult to have full and accurate visibility to this until later in the second quarter. A majority of our chicken contracts are firm through September of 2011 at a price increase of approximately 6.3% over fiscal 2010. Our brisket contract extends through July of 2011 at a net cost increase of 4.2% from fiscal 2010’s pricing. We continue to watch the market closely and could potentially execute shorter-term contracts until we can lock in an acceptable longer-term price. Hamburger is on contract through June 2011, and we continue to anticipate an average price increase of 9.0% compared to 2010. We continue to evaluate the market to determine the best time to lock in pricing for the rest of 2011, and are willing to ride the spot market until we can lock in at, what we believe, is our best price. Our salmon and shrimp contracts are locked through June of 2011, and our catfish is locked through August of 2011, all at a blended price increase of approximately 3.9% from fiscal 2010’s pricing.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
          As we navigate through fiscal 2011 in the face of rising commodity prices, we remain flexible and adaptable in order to mitigate these price increases with several initiatives:
•	During the first quarter, we executed regional contracts for several of our key produce items.

•	We continue to review the way we source, ship, and purchase certain products such as chicken.

•	We are strategically managing our limited time offerings to positively impact our food cost margins while continuing to deliver a value to our guests.

•	We continue to find ways to reduce freight costs as we optimize our distribution network.

•	While we took a price increase earlier in the year, we will evaluate and determine whether we will take an additional price increase later in 2011.
          Prior to 2011, we embarked on a strategy to contract various items at a modest cost increase in order to protect ourselves from volatile inflation in 2011. Although this strategy, combined with the initiatives above, has been effective, we still have realized commodity cost increases on certain items. Accordingly, we now anticipate an approximate 20 — 25 basis point decrease in our food and beverage costs as a percent of sales, year over year.
     Labor and Benefits Costs
          Labor and benefits costs for the three months ended April 3, 2011 were approximately $10.4 million or 31.9% of net restaurant sales, compared to approximately $9.2 million or 32.6% of net restaurant sales for the three months ended April 4, 2010. This decrease is primarily due to lower than anticipated medical claims and sales leverage year over year.
     We now expect labor and benefits costs as a percentage of sales, to be 15 to 20 basis points higher than fiscal 2010’s percentage, primarily due to higher than anticipated health insurance premiums and payroll taxes for fiscal 2011 and operating at our full manager matrix.
     Operating Expenses
     Operating expenses for the first quarter of fiscal 2011 were approximately $9.1 million or 27.7% of net restaurant sales, compared to operating expenses of approximately $7.6 million or 26.9% of net restaurant sales for the first quarter of fiscal 2010. This year over year increase was primarily related to higher occupancy costs, including real estate taxes, due to the full first quarter impact of our New York and New Jersey restaurants. These restaurants have higher occupancy costs, and while we are pleased with their sales performance during the quarter, we need to continue to leverage their sales. Additionally, we had higher supply and repair and maintenance costs, which were partially offset by lower utility costs.
          Advertising expense is expected to be approximately 3.5% of net sales, including a 0.75% contribution to the National Ad Fund.
          We anticipate operating expenses as a percentage of net sales for fiscal 2011 to be approximately 20 — 25 basis points higher than 2010’s percentage. This increase relates to an increase in advertising costs year over year. While we do not anticipate a major change in our advertising strategy, we will look for ways to optimize the dollars spent without compromising our advertising objectives. This increase will be partially offset by projected utility cost savings and better leverage on our occupancy costs for the New York and New Jersey restaurants for the balance of the year.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Depreciation and Amortization
     Depreciation and amortization expense for the first quarter of 2011 was approximately $1.4 million or 3.7% of total revenue compared to $1.3 million, or 4.0% of total revenue for the first quarter of fiscal 2010.
     Pre-opening Expenses
     Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. We did not have any pre-opening expenses for the first quarter of fiscal 2011, and had $27,000 in the first quarter of 2010. We will be opening one company-owned restaurant in the third quarter of 2011 and therefore anticipate pre-opening expenses in the second and third quarters. Additionally, in the fourth quarter, we anticipate some pre-opening expenses for an-as-yet undetermined company-owned restaurant opening in early 2012. Total pre-opening costs for 2011 are therefore estimated at approximately $325,000, including pre-opening rent.
     Asset Impairment and Estimated Lease Termination and Other Closing Costs
     In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events and situations during the first quarter of fiscal 2011 and fiscal 2010.
Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		April 3,
Restaurants	Reason	2011
Palatine, IL	Costs for a closed restaurant(1)	$23
Gaithersburg, MD	Asset impairment(2)	148

Total for 2011		$171

(1)	The Company incurred various costs for a previously closed restaurant.

(2)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded, in accordance with FASB Accounting Standards Codification for Property Plant and Equipment, for this restaurant which will be relocated within its existing market in early 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		April 4,
Restaurants	Reason	2010
Various	Costs for closed restaurants(1)	$10
Marietta, GA	Gain on lease termination(2)	(84)

Total for 2010		$(74)

(1)	The Company incurred various costs for previously closed restaurants.

(2)	During the year, the Company negotiated lease buyout for this location. Total termination fees were approximately $506,000 less lease reserve of approximately $591,000 for a net gain of approximately $84,000.
     General and Administrative Expenses
     General and administrative expenses for the first quarter of 2011 were approximately $4.3 million or 11.7% of total revenue, compared to approximately $3.8 million or 11.7% of total revenue for the first quarter of fiscal 2010. General and administrative expenses as a percent of total revenue, excluding stock-based compensation and board of directors cash compensation were 10.5% for the first quarter of 2011 and 10.6% for the first quarter of 2010.
     For the first quarter, stock-based compensation and board of director cash compensation expense was $422,000 compared to stock-based compensation expense of $355,000 for the first quarter of 2010. In the first quarter of fiscal 2010, the Board was compensated with stock, therefore there was no cash compensation. This year over year change reflects a higher stock price in 2010. We are expecting stock-based compensation and board of director cash compensation to be approximately $1.7 million in fiscal 2011, as follows (in thousands):

		Board of	Board of
Performance	Restricted	Directors’	Directors’ Cash
Shares	Stock Units	Shares	Compensation	Total
$1,103	$136	$64	$400	$1,703
     We affirm our previous guidance and expect G&A expenses as a percentage of revenue, to be approximately 20 — 25 basis points unfavorable to 2010’s percentage.
     Interest Expense
     Interest expense was approximately $279,000 or 0.8% of total revenue for the first quarter of fiscal 2011, compared to approximately $300,000 or 0.9% of total revenue for the comparable time frame of fiscal 2010. For the first quarter of fiscal 2011, interest expense decreased year over year due to lower debt levels partially offset by slightly higher interest rates. We expect interest expense to be essentially flat as a percentage of revenue, year over year.
     Interest Income
     Interest income was approximately $6,000 and $39,000 for the first quarter of fiscal 2011 and fiscal 2010, respectively. Interest income reflects interest earned on short-term cash and cash equivalent balances and on outstanding notes and accounts receivable balances.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Provision for Income Taxes
          For the first quarter of 2011, we recorded an estimated provision for income taxes of approximately $608,000 or 34.0% of income before income taxes, compared to a tax provision of approximately $1.4 million or 34.3% of income before income taxes, for the first quarter of 2010. We previously estimated a tax rate of 34.4%, however, due to the increased realization of certain tax credits, we now expect a 34.0% effective tax rate for 2011.
     Basic and Diluted Net Income Per Common Share
     Net income for the three months ended April 3, 2011 was approximately $1.2 million or $0.15 per basic share and $0.14 per diluted share on approximately 8,118,000 weighted average basic shares outstanding and 8,302,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended April 4, 2010 was approximately $2.7 million or $0.30 per basic and diluted share on approximately 8,999,000 weighted average basic shares outstanding and 9,162,000 weighted average diluted shares outstanding, respectively.
     Financial Condition, Liquidity and Capital Resources
     Our balance of unrestricted cash and cash equivalents was approximately $2.7 million at April 3, 2011 and at January 2, 2011.
     Our current ratio, which measures our immediate short-term liquidity, was 0.99 at April 3, 2011 and 0.81 at January 2, 2011. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to decreases in our accrued compensation and benefits since the end of fiscal 2010 due to the bonus payout in the first quarter. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.
     Net cash provided by operations through the first quarter of 2011 was approximately $525,000 and reflects net income of approximately $1.2 million, depreciation and amortization of approximately $1.4 million, stock-based compensation of $326,000, and an increase in accounts payable of $445,000. These net increases were partially offset by an approximate $1.9 million decrease in accrued compensation and benefits and a $840,000 decrease in other current liabilities.
     Net cash provided by operating activities for the three months ended April 4, 2010 was approximately $364,000. Cash provided by operating activities was primarily from net income of approximately $2.7 million, depreciation and amortization of approximately $1.3 million, and an increase in deferred taxes of approximately $764,000. These net increases were partially offset by an approximate $2.3 million gain on the acquisition of the seven restaurants in New York and New Jersey and an approximate $2.2 million decrease in accrued compensation and benefits.
          Net cash used for investing activities was approximately $447,000 for the first quarter of fiscal 2011 and $7.5 million for the first quarter of fiscal 2010. During the first quarter of 2011, we used approximately $580,000 on capital expenditures for our existing restaurants and for other infrastructure projects. In fiscal 2010, we used approximately $703,000 on capital expenditures for our existing restaurants and other infrastructure projects. Additionally, we used approximately $6.8 million for the acquisition of seven restaurants in New York and New Jersey.
          We still expect total 2011 capital expenditures to be approximately $5.5 million, reflecting continued investments in our existing restaurants, including several significant remodeling projects, as well as, the conversion costs for a new company-owned restaurant, and continued investments in corporate infrastructure systems.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
     Net cash used for financing activities was approximately $61,000 in the first quarter of fiscal 2011 and net cash provided by financing activities was approximately $5.7 million for the first quarter of fiscal 2010. During the first quarter of 2011, we had draws of $11.0 million on our line of credit and had repayments of $8.6 million. During the three months, we also used approximately $2.5 million to repurchase 245,809 shares at an average price of $10.28, excluding commissions, under our current share repurchase program. During the three months ended April 4, 2010, we had draws of $6.5 million on our line of credit and had repayments of $4.5 million. In addition, we borrowed $6.8 million of long-term debt to finance the acquisition of the New York and New Jersey restaurants. During the quarter, we also used approximately $3.0 million to repurchase approximately 430,000 shares at an average price of $6.92, excluding commissions, under our current share repurchase program.
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
     Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at April 3, 2011) plus 1.5% or Wells Fargo’s prime rate (3.25% at April 3, 2011). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.00% to 2.00% for Eurodollar Rate Loans and from -0.50% to +0.50% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of April 3, 2011, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the first quarter of fiscal 2011 was 2.76%.
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
     The Company amended the Credit Agreement on March 4, 2010 in connection with the acquisition of seven New York and New Jersey restaurants (see Note 12 to our Consolidated Financial Statements). This amendment provided for an additional $6.8 million of long-term debt in the form of a term loan with a maturity date of March 4, 2017. Principal amounts outstanding under this term loan bear interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of one, two, three, or six months. Our current weighted average interest rate for the first quarter was 2.69%. There is a required minimum annual amortization of 5.0% of the principal balance.
     The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At April 3, 2011 we had $15.4 million in borrowings under this Facility, and had approximately $779,000 in letters of credit for real estate locations. We were in compliance with all covenants as of April 3, 2011.
     We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Contractual Obligations
     See Notes 8 and 9 to our Consolidated Financial Statements in our Fiscal 2010 Annual Report on Form 10-K for the details of our contractual obligations.
     Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We are subject to an Adjusted Leverage Ratio covenant and a franchise royalty covenant under our combined credit facility and term loan.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Critical Accounting Policies
     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2011. The accounting policies used in preparing our interim 2011 consolidated financial statements are the same as those described in our Fiscal 2010 Annual Report on Form 10-K.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. Our total outstanding long-term debt as of April 3, 2011 was approximately $25.7 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
     Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We have secondary source suppliers for certain items and in 2011 we have continued to make this a key area of focus in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.
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
Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     On November 4, 2010, our Board of Directors adopted a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. Since its adoption, we have repurchased 419,909 of the 1.0 million shares under this program, for approximately $4.3 million at an average market price per share of $10.30, excluding commissions.
     The following table includes information about our share repurchases for the first quarter ended April 3, 2011:

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average	Purchased as Part	that May Yet be
	of Shares (or	Price Paid	of Publically	Purchased Under
	Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit) (1)	or Programs	Programs
Month #1 (January 3, 2011 — January 30, 2011)	45,781	10.81	45,781	780,119
Month #2 (January 31, 2011 — February 27, 2011)	123,477	10.51	123,477	656,642
Month #3 (February 28, 2011 — April 3, 2011)	76,551	9.61	76,551	580,091

(1)	Excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
Item 6. EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: May 13, 2011	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer Director (Principal Executive Officer)

Dated: May 13, 2011		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)