Form 10-Q
period 2011-07-03
FAMOUS DAVES OF AMERICA INC
filed 2011-08-12
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21625

FAMOUS DAVE’S of AMERICA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1782300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12701 Whitewater Drive, Suite 200

Minnetonka, MN 55343

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code (952) 294-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2011, 8,054,942 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 3, 2011 AND JANUARY 2, 2011

(in thousands, except share and per share data)

	July 3, 2011 (Unaudited)	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,342	$2,654
Restricted cash	213	94
Accounts receivable, net	3,269	3,097
Inventories	2,667	2,444
Deferred tax asset	205	205
Prepaid expenses and other current assets	2,947	2,369
Current portion of notes receivable	142	384

Total current assets	11,785	11,247

Property, equipment and leasehold improvements, net	60,525	61,550

Other assets:
Notes receivable, less current portion	28	54
Other assets	3,242	3,278

	$75,580	$76,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligation	$554	$538
Accounts payable	4,659	3,935
Accrued compensation and benefits	3,957	4,409
Other current liabilities	5,163	4,972

Total current liabilities	14,333	13,854

Long-term liabilities:
Line of credit	10,400	13,000
Long-term debt, less current portion	6,007	6,205
Financing lease obligation, less current portion	4,182	4,292
Deferred tax liability	327	446
Other liabilities	5,715	5,428

Total liabilities	40,964	43,225

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 8,040,000 and 8,245,000 shares issued and outstanding at July 3, 2011 and January 2, 2011, respectively	80	82
Additional paid-in capital	8,369	10,238
Retained earnings	26,167	22,584

Total shareholders’ equity	34,616	32,904

	$75,580	$76,129

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

JULY 3, 2011 AND JULY 4, 2010

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue:

Restaurant sales, net	$36,504	$36,213	$69,245	$64,606
Franchise royalty revenue	4,381	4,214	8,410	8,196
Franchise fee revenue	130	50	170	90
Licensing and other revenue	275	272	555	456

Total revenue	41,290	40,749	78,380	73,348

Costs and expenses:
Food and beverage costs	10,632	10,617	20,285	18,944
Labor and benefits costs	11,124	11,024	21,561	20,273
Operating expenses	9,974	9,616	19,048	17,244
Depreciation and amortization	1,375	1,377	2,750	2,669
General and administrative expenses	4,198	3,914	8,522	7,726
Asset impairment and estimated lease termination and other closing costs	15	2	186	(72)
Pre-opening expenses	45	54	45	81
Gain on acquisition, net of acquisition costs	—	—	—	(2,036)
Net loss on disposal of property	6	8	7	8

Total costs and expenses	37,369	36,612	72,404	64,837

Income from operations	3,921	4,137	5,976	8,511

Other expense:
Interest expense	(281)	(262)	(560)	(562)
Interest income	7	20	13	59
Other expense, net	(8)	(12)	—	(4)

Total other expense	(282)	(254)	(547)	(507)

Income before income taxes	3,639	3,883	5,429	8,004

Income tax expense	(1,238)	(1,347)	(1,846)	(2,761)

Net income	$2,401	$2,536	$3,583	$5,243

Basic net income per common share	$0.30	$0.29	$0.44	$0.59

Diluted net income per common share	$0.29	$0.29	$0.43	$0.58

Weighted average common shares outstanding basic	8,012,000	8,649,000	8,065,000	8,824,000

Weighted average common shares outstanding diluted	8,183,000	8,810,000	8,243,000	8,986,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

JULY 3, 2011 AND JULY 4, 2010

(in thousands)

(Unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
Cash flows from operating activities:
Net income	$3,583	$5,243
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,750	2,669
Gain on acquisition of restaurants	—	(2,343)
Asset impairment and estimated lease termination and other closing costs	186	(72)
Net loss on disposal of property	7	8
Amortization of deferred financing costs	29	27
Deferred income taxes	(119)	764
Deferred rent	413	266
Stock-based compensation	649	632
Tax benefit for equity awards issued	118	59
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(119)	291
Accounts receivable, net	(172)	(445)
Inventories	(223)	(139)
Prepaid expenses and other current assets	(578)	(449)
Deposits	(1)	(26)
Accounts payable	684	(121)
Accrued compensation and benefits	(532)	(733)
Other current liabilities	(144)	722
Long-term deferred compensation	(68)	33

Cash flows provided by operating activities	6,463	6,386

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,637)	(1,707)
Acquisition of restaurants	—	(6,822)
Payments received on notes receivable	268	209

Cash flows used for investing activities	(1,369)	(8,320)

Cash flows from financing activities:
Proceeds from long-term debt	—	6,800
Proceeds from draws on line of credit	13,800	8,500
Payments on line of credit	(16,400)	(9,500)
Payments for debt issuance costs	(76)	—
Payments on long-term debt and financing lease obligation	(292)	(200)
Proceeds from (payments for) exercise of stock options	110	(5)
Tax benefit for equity awards issued	118	59
Repurchase of common stock	(2,666)	(4,927)

Cash flows (used for) provided by financing activities	(5,406)	727

Decrease in cash and cash equivalents	(312)	(1,207)

Cash and cash equivalents, beginning of period	2,654	2,996

Cash and cash equivalents, end of period	$2,342	$1,789

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of July 3, 2011, there were 181 Famous Dave’s restaurants operating in 37 states, including 52 company-owned restaurants and 129 franchise-operated restaurants. An additional 65 franchise restaurants were committed to be developed through signed area development agreements as of July 3, 2011.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of July 3, 2011 and January 2, 2011 and for the three and six month periods ended July 3, 2011 and July 4, 2010. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 2, 2011 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and six months ended July 3, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income per common share – basic:
Net income	$2,401	$2,536	$3,583	$5,243
Weighted average shares outstanding	8,012	8,649	8,065	8,824
Net income per common share – basic	$0.30	$0.29	$0.44	$0.59

Net income per common share – diluted:
Net income	$2,401	$2,536	$3,583	$5,243
Weighted average shares outstanding	8,012	8,649	8,065	8,824
Dilutive impact of common stock equivalents outstanding	171	161	178	162

Adjusted weighted average shares outstanding	8,183	8,810	8,243	8,986
Net income per common share – diluted	$0.29	$0.29	$0.43	$0.58

There were 25,500 options outstanding as of July 3, 2011 and July 4, 2010 that were not available to be included in the computation of diluted EPS because they were anti-dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $59,000 and $80,000 at July 3, 2011 and January 2, 2011, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variances.

(4) Public Relations and Marketing Development Fund and Restricted Cash

We have a system-wide Public Relations and Marketing Development Fund, to which company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 0.75%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of July 3, 2011 and January 2, 2011. As of July 3, 2011 and January 2, 2011, we had approximately $213,000 and $94,000 in this fund, respectively.

(5) Credit Facility, Long-Term Debt and Debt Covenants

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement was amended on July 5, 2011 and will expire on July 5, 2016, and contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million, and a term loan (the “Term Loan”).

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at July 3, 2011) plus 0.75% or Wells Fargo’s prime rate (3.25% at July 3, 2011). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.25% for Eurodollar Rate Loans and from -0.00% to +0.75% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of July 3, 2011, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the credit facility for the six months ended July 3, 2011 was 2.75%.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $30.0 million in aggregate during the term of the agreement) beginning with the recent amendment of July 5, 2011.

The July amendment to the Credit Agreement accelerated the maturity date of the Term loan, which now matures on July 5, 2016. Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended July 3, 2011 was 2.70%. As required by the July Credit Agreement amendment, the Company is now required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At July 3, 2011, the principal amount outstanding under the Facility and the Term Loan was $10.4 million and $6.3 million, respectively, and we had approximately $779,000 in letters of credit for real estate locations. We were in compliance with all covenants as of July 3, 2011.

We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

(6) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	July 3, 2011	January 2, 2011
Gift cards payable	$1,385	$1,960
Other liabilities	1,088	1,347
Income tax payable	1,696	681
Sales tax payable	646	785
Accrued property and equipment purchases	243	59
Deferred franchise fees	105	140

	$5,163	$4,972

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	July 3, 2011	January 2, 2011
Deferred rent	$5,437	$5,043
Asset retirement obligations	96	96
Other liabilities	182	289

	$5,715	$5,428

(8) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We recognized stock-based compensation expense in our consolidated statements of operations for the second quarter of fiscal years 2011 and 2010, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Performance Share Programs:
2008 Program	$—	$24	$—	$51
2009 Program	61	61	122	122
2010 Program	95	95	189	191
2011 Program	117	—	238	—

Performance Shares	$273	$180	$549	$364

Director Shares	16	63	32	200
Restricted Stock	34	34	68	68

	$323	$277	$649	$632

Performance Shares

As of July 3, 2011, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment as required under the FASB Accounting Standards Codification for Stock Compensation. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). Participants in each performance share program are entitled to receive a specified number of shares of the common stock (“Performance Shares”) based upon our achieving a specified percentage of the cumulative total of the earnings per share goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal”). In the second and third year of any performance share program, the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2009 and 2010 programs, the attainment percentages were estimated at 100.0%. In the first year of any program, we estimate the attainment rate to be 100.0%. In accordance with FASB Accounting Standards Codification for Stock Compensation, we have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.

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

At July 3, 2011, the following performance share programs were in progress:

Award Date	Performance Share Program	Target No. of Performance Shares (Originally Granted)(2)	No. of Performance Shares (Outstanding at July 3, 2011)(3)
12/29/2008	2009 Program(1)	280,300	267,100
1/4/2010	2010 Program	193,700	190,700
1/3/2011	2011 Program	129,900	127,400

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

Board of Directors’ Compensation

We compensate our independent board members with cash, and are expensing it over the term of their previous board service from May 2010 to April 2011 and their current board service from May 2011 to April 2012. In the second quarter of fiscal 2011, total cash compensation expense for our board was approximately $100,000 related to board service from April – June. Additionally, during the second quarter of fiscal 2011, there was approximately $16,000 of stock-based compensation expense for the one-time grants for Lisa A. Kro and Wallace B. Doolin. In total, board of director cash compensation and stock-based compensation expense for the board of directors during the second quarter of fiscal 2011 was approximately $116,000.

For the six months ended July 3, 2011, total cash compensation expense for our board was approximately $196,000 related to board service January – June. Additionally, during the same time period, there was approximately $32,000 of stock-based compensation expense for one-time grants of restricted stock previously awarded to Lisa A. Kro and Wallace B. Doolin. In total, board of director cash compensation and stock-based compensation expense for the board of directors during the six months ended of fiscal 2011 was approximately $228,000.

On May 5, 2009 and September 29, 2009 one-time 25,000 share restricted stock grants were issued to Lisa A. Kro and Wallace B. Doolin, respectively, in respect of the additional responsibilities assigned to them upon assuming new positions on the Board of Directors’ committees. The grants to Ms. Kro and Mr. Doolin, had grant date fair values of $168,000 and $150,000, respectively, and will vest ratably over a period of five years beginning on the commencement date of their board service.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”; all such plans are collectively referred to as the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. At the Company’s annual shareholders’ meeting held on May 3, 2011, the Company’s shareholders approved a 450,000 share increase in the number of shares authorized and reserved for issuance under the 2005 Plan. Under the 2005 Plan, an aggregate of 502,310 shares of our Company’s common stock remained unreserved and available for issuance at July 3, 2011.

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

Stock Options

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding at January 2, 2011	247	$6.27
Exercised	(50)	4.66
Canceled or expired	—	—

Outstanding at April 3, 2011	197	$6.68

Exercised	—	—
Canceled or expired	—	—

Outstanding at July 3, 2011	197	$6.68

Options Exercisable at July 3, 2011	197	$6.68

Common Share Repurchases

On November 4, 2010, our Board of Directors authorized a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first six months of fiscal 2011, we repurchased 259,509 shares, under this program for approximately $2.7 million at an average market price per share of $10.26, excluding commissions. Since the program was authorized in November 2010, we have repurchased 433,609 shares for approximately $4.5 million at an average market price per share of $10.28, excluding commissions.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 100 percent of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 1,291 and 1,718 shares purchased, respectively, with a weighted average fair value of $9.98 and $8.00 during the second quarter of 2011 and second quarter of 2010, respectively. For the six months

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended July 3, 2011 and July 4, 2010, there were approximately 2,439 shares and 3,188 shares purchased, respectively, with a weighted average fair value of $9.89 and $8.18, respectively. For the six months ended July 3, 2011 and July 4, 2010 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

(9) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2011, we will match 25.0%, and in fiscal 2010, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $127,000 and $124,000 for the second quarter of fiscal years 2011 and 2010, respectively. The employer match was $19,000 for the second quarter of fiscal years 2011 and 2010. For the six months ended July 3, 2011 and July 4, 2010, eligible participants contributed approximately $293,000 and $286,000, respectively, to the plan and the Company provided matching funds of approximately $43,000 and $44,000, respectively. There were discretionary contributions to the Plan of $10,000 and $11,000, respectively, during the first six months of fiscal years 2011 and 2010, respectively.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Deferred Compensation Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Deferred Compensation Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Deferred Compensation Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2011 and fiscal 2010, we are matching 25% of the first 4.0% contributed and paying a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Deferred Compensation Plan and may change the rate or any other aspects of the Deferred Compensation Plan at any time.

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

The Deferred Compensation Plan assets are kept in an unsecured account that has no trust fund. In the event of bankruptcy, participants entitled to future payments under the Deferred Compensation Plan would have no greater rights than that of an unsecured general creditor of the Company and the Deferred Compensation Plan confers no legal rights for interest or claim on any specific assets of the Company. Benefits provided by the Deferred Compensation Plan are not insured by the Pension Benefit Guaranty Corporation (PBGC) under Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”), because the pension insurance provisions of ERISA do not apply to the Deferred Compensation Plan.

For the quarter ended July 3, 2011 and July 4, 2010, eligible participants contributed approximately $27,000 and $18,000 to the Deferred Compensation Plan, respectively, and the Company provided matching funds and interest of approximately $16,000 and $12,000, respectively. For the six months ended July 3, 2011 and July 4, 2010, eligible participants contributed approximately $74,000 and $44,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $32,000 and $28,000, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the second quarter of fiscal 2011 and fiscal 2010.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Palatine, IL	Costs for a closed restaurant(1)	$15	$38
Gaithersburg, MD	Asset impairment(2)	—	148

Total for 2011		$15	$186

(1)	The Company incurred various costs for a previously closed restaurant.
(2)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded, in accordance with FASB Accounting Standards Codification for Property Plant and Equipment, for this restaurant which we expect to relocate within its existing market in early 2013.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended July 4, 2010	Six Months Ended July 4, 2010
Various	Costs for closed restaurants(1)	$2	$12
Marietta, GA	Gain on lease termination(2)	—	(84)

Total for 2010		$2	$(72)

(1)	The Company incurred various costs for previously closed restaurants.
(2)

During the year, the Company negotiated lease buyout for this location. Total termination fees were approximately $506,000 less lease reserve of approximately $591,000 for a net gain of approximately $84,000.

(11) Fair Value Measurements

Non-Financial Assets Measured on a Non-Recurring Basis

In the first quarter of fiscal 2011, an impairment charge was recorded for approximately $148,000 for a restaurant that the Company expects to relocate within its existing market in early 2013. This restaurant had a carrying value of approximately $327,000. We determined fair value based on projected discounted future

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating cash flows of the restaurants over their remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. According to the FASB Accounting Standards Codification for Fair Value Measurements and Disclosures, the fair value was determined by using significant unobservable inputs (Level 3) and was approximately $179,000.

(12) Acquisition of Seven Restaurants in New York and New Jersey

On March 3, 2010, the Company purchased the assets of seven of nine Famous Dave’s restaurants located in New York and New Jersey previously owned and operated by a Famous Dave’s franchisee, North Country BBQ Ventures, Inc. Famous Dave’s of America, Inc. continues to operate the restaurants. Of the two restaurants that were not acquired; one was subsequently closed and the other was purchased out of bankruptcy by another buyer who assumed the existing franchise agreement.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the seven restaurants described above occurred at the beginning of fiscal 2010 as required by FASB Accounting Standards Codification for Business Combinations. Pro forma results were based on the previous owner’s unaudited financial statement which is permitted under the Securities and Exchange Commission rules for business that did not meet the significant subsidiary criteria. These results were then adjusted for the impact of certain acquisition-related items, such as: additional amortization of identified intangible assets, additional depreciation expense of property and equipment recorded at fair value, increased interest expense on acquisition debt, inclusion of transaction-related charges and related income tax effects.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010, nor is it indicative of future operating results.

	Six Months Ended
Pro Forma Results (unaudited) (in thousands except per share data)	July 3, 2011(1)	July 4, 2010
Revenue	$78,380	$75,694
Net income	3,583	3,945
Net income per common share-basic	0.44	0.45
Net income per common share-diluted	0.43	0.44

(1)

No pro forma results were included for the second quarter of fiscal 2011 or 2010 because the acquired restaurants were company-owned restaurants for the entire second quarter of fiscal 2011 and 2010. Also, since the acquired restaurants were company-owned restaurants for the entire first six months ended July 3, 2011, these were actual results and not pro forma results. Additionally, results for the first six months of 2010 exclude the impact of the approximate $2.0 million gain on acquisition, net of acquisition costs.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Supplemental Cash Flow Information

	Six Months Ended
(in thousands)	July 3, 2011	July 4, 2010
Cash paid for interest	$560	$525
Cash paid for taxes(1)	$1,630	$328

Non-cash investing and financing activities:
Accrued property and equipment purchases	$183	$168
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$82	$68
Redemption of note receivable due to the acquisition of franchise restaurants	$—	$613

(1)	Cash paid for taxes increased significantly over prior year due to use of net operating loss tax carry forward credits in fiscal 2010 and as a result of our recently closed IRS audit.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of July 3, 2011, there were 181 Famous Dave’s restaurants operating in 37 states, including 52 company-owned restaurants and 129 franchise-operated restaurants. An additional 65 franchise restaurants were in various stages of development as of July 3, 2011.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending January 1, 2012 (fiscal 2011) and January 2, 2011 (fiscal 2010) are both 52 week fiscal years.

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

Because of the continuing difficult economic environment and scarcity of capital for development, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2010 and 2009. We have modified and extended this growth incentive program for fiscal 2011. The modification offers new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. All franchise restaurants opened in the first and second quarters will pay a reduced royalty of 2.5% and 3%, respectively, for the remainder of 2011. Opening in the third quarter qualifies for a reduced royalty of 4% for the remainder of 2011. Any openings in the fourth quarter and beyond would be at the 5% royalty rate.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Food and beverage costs (1)	29.1%	29.3%	29.3%	29.3%
Labor and benefits (1)	30.5%	30.4%	31.1%	31.4%
Operating expenses (1)	27.3%	26.6%	27.5%	26.7%
Depreciation & amortization (restaurant level) (1)	3.4%	3.4%	3.6%	3.7%
Depreciation & amortization (corporate level) (2)	0.3%	0.4%	0.3%	0.4%
General and administrative (2)	10.2%	9.6%	10.9%	10.5%
Asset impairment and estimated lease termination and other closing costs (1)	—	—	0.3%	(0.1)%
Pre-opening expenses and net loss on disposal of equipment (1)	0.1%	0.2%	0.1%	0.1%
Gain on acquisition, net of acquisition costs (1)	—	—	—	(3.2)%

Total costs and expenses (2)	90.5%	89.8%	92.4%	88.4%
Income from operations (2)	9.5%	10.2%	7.6%	11.6%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)

Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which realized net loss of $15,000 and $17,000 for the three months ended July 3, 2011 and July 4, 2010, respectively. The Rib Team netted a loss of $30,000 and $34,000 for the six months ended July 3, 2011 and July 4, 2010, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 2, 2011.

Results of Operations – Three and six months ended July 3, 2011 compared to three and six months ended July 4, 2010.

Total Revenue

Total revenue of approximately $41.3 million for the second quarter of fiscal 2011 increased approximately $541,000, or 1.3%, from total revenue of $40.7 million in the comparable quarter in fiscal 2010. For the six months ended July 3, 2011, total revenue of approximately $78.4 million increased approximately $5.0 million, or 6.9% over revenue of approximately $73.3 million, for the six months ended July 4, 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Restaurant Sales, net

Restaurant sales for the second quarter of fiscal 2011 were approximately $36.5 million, compared to approximately $36.2 million for the same period in fiscal 2010, reflecting a 0.8% increase. Restaurant sales for the six months ended July 3, 2011 were approximately $69.2 million compared to approximately $64.6 million for the six months ended July 4, 2010, reflecting a 7.2% increase.

Our restaurant sales for the second quarter of 2011 reflect the addition of our Bel Air, Maryland location, which opened in August of 2010, partially offset by a comparable sales decrease of 1.2%. The decrease in comparable sales reflected a negative impact equal to approximately 90 basis points primarily from the year over year shift in the Easter holiday, from first quarter 2010 to second quarter 2011, and a one day shift of the 4th of July holiday from second quarter in 2010 to third quarter in 2011. Additionally, comparable sales for the second quarter of 2011 included a weighted average price increase of approximately 2.0%. Of the 1.2% second quarter comparable sales decline, on a weighted basis, dine-in represented 1.7%. This decline was partially offset by increased off premise sales of 0.5%. For the second quarter of fiscal 2011, off-premise sales were 32.5% of total sales, with catering representing 10.9% and To-Go representing 21.6%. This compares to off-premise sales of 32.0% for the prior year’s second quarter.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.5 million for the second quarter of fiscal 2011, compared to $4.3 million for the second quarter of fiscal 2010. During the second quarter of 2011, franchise royalties increased by approximately 4.0%, reflecting a net four additional franchise restaurants year over year, partially offset by a comparable sales decline of 1.6%. Nine new franchise-operated restaurants opened since the second quarter of fiscal 2010 and five restaurants closed. There were 129 franchise-operated restaurants open at July 3, 2011 compared to 125 franchise-operated restaurants open at July 4, 2010.

Franchise-related revenue was approximately $8.6 million for the six months ended July 3, 2011 compared to approximately $8.3 million for the six months ended July 4, 2010, primarily reflecting a year-over-year increase in royalty revenue of 2.6% for the six month timeframe.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the second quarter of fiscal 2011, the licensing royalty revenue was approximately $250,000 compared to approximately $235,000 for the comparable period of fiscal 2010. Licensing royalty revenue was approximately $424,000 for the six months ended July 3, 2011 as compared to $377,000 for the comparable period of fiscal 2010.

Other revenue for the fiscal 2011 second quarter was approximately $25,000 compared to $37,000 for the comparable prior year quarter. Other revenue for the six months ended July 3, 2011 was approximately $131,000 compared to approximately $79,000 for the comparable period of fiscal 2010.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the second quarter of fiscal 2011 decreased 1.2%, compared to fiscal 2010’s second quarter increase of 0.6%. At the end of the second quarter of fiscal 2011 and the second quarter of fiscal 2010, there were 51 and 42 restaurants, respectively, included in this base. Same store net sales for company-owned restaurants open at least 24 months for the six

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

months ended July 3, 2011 increased 0.9%, compared to fiscal 2010’s six months ended July 4, 2010 decrease of 1.4%. For the six months ended July 3, 2011 and July 4, 2010, there were 44 and 41 restaurants, respectively, included in the company-owned comparable sales base.

Same store net sales for franchise-operated restaurants for the second quarter of fiscal 2011 decreased 1.6%, compared to a decrease of 0.6% for the prior year comparable period. For the second quarter of 2011 and the second quarter of 2010, there were 107 and 99 restaurants, respectively, included in the franchise-operated comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for the first six months of fiscal 2011 and fiscal 2010 decreased 0.7% and 1.7%, respectively. For the first six months of fiscal 2011 and fiscal 2010, there were 103 and 96 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the second quarter of fiscal 2011 and fiscal 2010:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Average Weekly Net Sales (AWS):
Company-Owned	$53,951	$53,471	$51,192	$49,833
Full-Service	$55,558	$55,135	$52,807	$51,517
Counter-Service	$38,846	$37,828	$36,014	$34,819

Franchise-Operated	$56,410	$56,518	$54,590	$54,401

AWS 2005 and Post 2005: (1)
Company-Owned	$59,106	$60,107	$56,075	$56,712
Franchise-Operated	$59,685	$60,657	$57,773	$58,643
AWS Pre-2005: (1)
Company-Owned	$50,730	$49,650	$48,140	$46,377
Franchise-Operated	$50,021	$49,519	$48,362	$47,423

Operating Weeks:
Company-Owned	676	676	1,352	1,289
Franchise-Operated	1,670	1,593	3,311	3,219

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the post-fiscal 2005, timeframes.

Food and Beverage Costs

Food and beverage costs for the second quarter of fiscal 2011 were approximately $10.6 million or 29.1% of net restaurant sales, compared to approximately $10.6 million or 29.3% of net restaurant sales for the second quarter of fiscal 2010. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 8.7% and 8.2% for the second quarter of fiscal 2011 and 2010, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Food and beverage costs for the first six months of fiscal 2011 were approximately $20.3 million or 29.3% of net restaurant sales compared to approximately $18.9 million or 29.3% of net restaurant sales for the comparable period of fiscal 2010.

Approximately 85% of our food and non-alcoholic beverage purchases are on contract. Pork, chicken, and brisket represent approximately 53% of our total purchases. We are protected on our pork contract throughout 2011, which equates to an approximate 2.3% increase over 2010’s pricing. Similar to 2010’s strategy, we are evaluating an option to extend our contract and blend in a price increase this year in an effort to minimize expected cost increases in fiscal 2012. We will make a final determination on this extension during the third quarter. Our chicken contracts are firm through the remainder of 2011 at a price increase of approximately 4.9% over fiscal 2010. Our brisket contract extends through December of 2011 at a net cost increase of 4.9% from fiscal 2010’s pricing. We continue to execute shorter term contracts until we can lock in an acceptable longer-term price. Lastly, we anticipate an approximate 1.4% year over year increase for the remainder of our contracts, which includes hamburger, seafood, and other key items, such as, our sauces, seasonings, cooking oil, and corn muffin mix.

All combined for fiscal 2011, we are currently anticipating an approximate 2.6% increase in total food costs. The Company has several initiatives to combat these cost increases, such as, continued optimization of our freight distribution network. Additionally, we are taking advantage of early-pay discounts with our food distributor and have continued to aggressively manage our secondary supplier program for key items on our menu. Finally, we took price of 1% in January and in mid-August our new menu will reflect an additional 2.0% price increase on selected items.

Due to the current and expected price increases in the commodity markets, partially offset by the cost savings initiatives mentioned above, we are updating our previous guidance and now anticipate an approximate 25 – 30 basis point decrease in our food and beverage costs, as a percent of net sales, year over year.

Labor and Benefits Costs

Labor and benefits costs for the second quarter ended July 3, 2011 were approximately $11.1 million or 30.5% of net restaurant sales, compared to approximately $11.0 million or 30.4% of net restaurant sales for the three months ended July 4, 2010. Labor and benefits for the six months ended July 3, 2011 were approximately $21.6 million or 31.1% of net restaurant sales, compared to approximately $20.3 million or 31.4% of net restaurant sales for the six months ended July 4, 2010.

For the second quarter of fiscal 2011, labor and benefits costs as a percentage of net restaurant sales, were 10 basis points unfavorable to the prior year. This increase is due to higher direct labor costs and increased manager labor due to operating at our full manager matrix. These increases were partially offset by lower employee benefit costs, year over year. We are affirming our previous guidance and still expect labor and benefits costs as a percentage of restaurant sales to be approximately 15 – 20 basis points higher than fiscal 2010’s percentage.

Operating Expenses

Operating expenses for the second quarter of fiscal 2011 were approximately $10.0 million or 27.3% of net restaurant sales, compared to operating expenses of approximately $9.6 million or 26.6% of net restaurant sales for the second quarter of fiscal 2010. Operating expenses for the six months ended July 3, 2011 were approximately $19.0 million or 27.5% of net restaurant sales, compared to approximately $17.2 million or 26.7% of net restaurant sales for the six months ended July 4, 2010.

This year over year increase was primarily related to higher supply and utility costs. Additionally, we have realized higher credit card processing costs due to increased interchange fees. Advertising expense is still expected to be approximately 3.5% of net sales for 2011, including a 0.75% contribution to the National Ad Fund.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

We are updating our previous guidance and now anticipate operating expenses, as a percentage of net sales for the full 2011 fiscal year to be approximately 45 – 50 basis points higher than during fiscal 2010’s, when operating expenses as a percentage of net sales were 27.5%. This increase is due to continued pressure from utility costs and credit card fees, in addition to a loss of leverage from second quarter restaurant sales.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of 2011 was approximately $1.4 million or 3.3% of total revenue compared to $1.4 million, or 3.4% of total revenue for the second quarter of fiscal 2010. Depreciation and amortization expense for the six months ended July 3, 2011 and July 4, 2010 was approximately $2.8 million and $2.7 million, respectively, and was 3.5% and 3.6%, respectively, of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During the second quarter of 2011 and 2010, we had $45,000 and $54,000, respectively, of pre-opening expenses consisting of pre-opening rent and other pre-opening expenses. During the six months ended July 3, 2011 and July 4, 2010, we had $45,000 and $81,000, respectively.

We will be opening two company-owned restaurants in fiscal 2011, Falls Church, Virginia and Eden Prairie, Minnesota, in the third and fourth quarters, respectively. We now anticipate pre-opening expenses for 2011 to be approximately $567,000, including pre-opening rent, for the two restaurants and an-as-yet to be determined company-owned restaurant opening in early 2012.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the second quarter of fiscal 2011 and fiscal 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Palatine, IL	Costs for a closed restaurant(1)	$15	$38
Gaithersburg, MD	Asset impairment(2)	—	148

Total for 2011		$15	$186

(1)	The Company incurred various costs for a previously closed restaurant.
(2)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded, in accordance with FASB Accounting Standards Codification for Property Plant and Equipment, for this restaurant which we expect to relocate within its existing market in early 2013.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended July 4, 2010	Six Months Ended July 4, 2010
Various	Costs for closed restaurants(1)	$2	$12
Marietta, GA	Gain on lease termination(2)	—	(84)

Total for 2010		$2	$(72)

(1)	The Company incurred various costs for previously closed restaurants.
(2)

During the year, the Company negotiated lease buyout for this location. Total termination fees were approximately $506,000 less lease reserve of approximately $591,000 for a net gain of approximately $84,000.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2011 were approximately $4.2 million or 10.2% of total revenue, compared to approximately $3.9 million or 9.6% of total revenue for the second quarter of fiscal 2010. This year over year increase was anticipated, and was due to additional head count deemed necessary to support our guest experience initiatives and our franchise system. General and administrative expenses as a percent of total revenue, excluding bonus, stock-based compensation, and board of directors cash compensation, were 9.1% for the second quarter of 2011 and 8.8% for the second quarter of 2010, respectively. General and administrative expenses for the first six months of fiscal 2011, respectively, were approximately $8.5 million or 10.9% of total revenue compared to approximately $7.7 million or 10.5% of total revenue for the first six months of fiscal 2010.

For the second quarter, board of director cash and stock-based compensation expense was $423,000 compared to stock-based compensation expense of $340,000 for the second quarter of 2010. This year over year change reflects a higher stock price in 2011. We are expecting stock-based and board of director cash compensation to be approximately $1.7 million in fiscal 2011, as follows (in thousands):

Performance Shares	Restricted Stock Units	Board of Directors’ Shares	Board of Directors’ Cash Compensation	Total
$ 1,087	$ 136	$ 76	$ 420	$ 1,719

We are reaffirming our previous guidance and still expect general and administrative expenses as a percentage of revenue, to be approximately 15 – 20 basis points unfavorable to 2010’s percentage.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Interest Expense

Interest expense was approximately $281,000 or 0.7% of total revenue for the second quarter of fiscal 2011, compared to approximately $262,000 or 0.6% of total revenue for the comparable time frame of fiscal 2010. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $560,000 or 0.7% of total revenue for the first six months of fiscal 2011 and approximately $562,000 or 0.8% of total revenue for the first six months of fiscal 2010. We now expect interest expense, as a percent of total revenue, to be favorable, by 5 – 10 basis points to fiscal 2010’s percentage, due to lower debt levels partially offset by slightly higher interest rates.

Interest Income

Interest income was approximately $7,000 and $20,000 for the second quarter of fiscal 2011 and fiscal 2010, respectively. Interest income was approximately $13,000 and $59,000 for the first six months of fiscal 2011 and fiscal 2010, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.

Provision for Income Taxes

For the second quarter of 2011, we recorded an estimated provision for income taxes of approximately $1.2 million or 34.0% of income before income taxes, compared to a tax provision of approximately $1.3 million or 34.7% of income before income taxes, for the second quarter of 2010. We estimate an effective tax rate of approximately 34.0% for fiscal 2011. For the six months ended July 3, 2011, our tax provision was approximately $1.8 million, or 34.0% of income before income taxes, compared to the prior year comparable period of approximately $2.8 million, or 34.5% of income before income taxes.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended July 3, 2011 was approximately $2.4 million, or $0.30 per basic share and $0.29 per diluted share on approximately 8,012,000 weighted average basic shares outstanding and 8,183,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended July 4, 2010 was approximately $2.5 million, or $0.29 per basic and diluted share on approximately 8,649,000 weighted average basic shares outstanding and 8,810,000 weighted average diluted shares outstanding, respectively.

Net income for the six months ended July 3, 2011 was approximately $3.6 million, or $0.44 per basic share and $0.43 per diluted share on approximately 8,065,000 weighted average basic shares outstanding and approximately 8,243,000 weighted average diluted shares outstanding, respectively. Net income for the six months ended July 4, 2010 was approximately $5.2 million, or $0.59 per basic share and $0.58 per diluted share on approximately 8,824,000 weighted average basic shares outstanding and approximately 8,986,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $2.3 million at July 3, 2011 and approximately $2.7 million at January 2, 2011.

Our current ratio, which measures our immediate short-term liquidity, was 0.82 at July 3, 2011 and 0.81 at January 2, 2011. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to increases in our prepaid expenses relating to our estimated income tax

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

payments made during the quarter. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities through the second quarter of 2011 was approximately $6.5 million and reflects net income of approximately $3.6 million, depreciation and amortization of approximately $2.8 million, stock-based compensation of $649,000, and an increase in accounts payable of $684,000. These net increases were partially offset by an approximate $578,000 decrease in prepaid expenses and other current assets and a $532,000 decrease in accrued compensation and benefits.

Net cash provided by operating activities for the six months ended July 4, 2010 was approximately $6.4 million. Cash provided by operating activities was primarily from net income of approximately $5.2 million, depreciation and amortization of approximately $2.7 million, stock-based compensation of $632,000, an increase in deferred taxes of approximately $764,000 and an increase in other current liabilities of $781,000. These net increases were partially offset by an approximate $2.3 million gain on the acquisition of seven restaurants and an approximate $733,000 decrease in accrued compensation and benefits.

Net cash used for investing activities was approximately $1.4 million for the first six months of fiscal 2011 and $8.3 million for the first six months of fiscal 2010. During the first six months of 2011 and 2010, we used approximately $1.6 million and $1.7 million, respectively, on capital expenditures for our existing restaurants and for other infrastructure projects. Additionally, we used approximately $6.8 million for the acquisition of seven restaurants in New York and New Jersey.

We still expect total 2011 capital expenditures to be approximately $5.5 million, reflecting continued investments in our existing restaurants, including several significant remodeling projects, as well as, the conversion costs for two new company-owned restaurants, and continued investments in corporate infrastructure systems.

Net cash used for financing activities was approximately $5.4 million in the first six months of fiscal 2011 and net cash provided by financing activities was approximately $727,000 for the first six months of fiscal 2010. During the first six months of 2011, we had draws of $13.8 million on our line of credit and had repayments of $16.4 million. During the six months of 2011, we also used approximately $2.7 million to repurchase 259,509 shares at an average price of $10.26, excluding commissions, under our current share repurchase program. During the six months ended July 4, 2010, we had draws of $8.5 million on our line of credit and had repayments of $9.5 million. In addition, we borrowed $6.8 million of long-term debt to finance the acquisition of the New York and New Jersey restaurants. During the six months of 2010, we also used approximately $4.9 million to repurchase approximately 654,000 shares at an average price of $7.51, excluding commissions under our previous share repurchase program.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement was amended on July 5, 2011 and will expire on July 5, 2016, and contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million, and a term loan (the “Term Loan”).

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at July 3, 2011) plus 0.75% or Wells Fargo’s prime rate (3.25% at July 3, 2011). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.25% for Eurodollar Rate Loans and from -0.00% to +0.75% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of July 3, 2011, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the credit facility for the six months ended July 3, 2011 was 2.75%.

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $30.0 million in aggregate during the term of the agreement) beginning with the recent amendment of July 5, 2011.

The July amendment to the Credit Agreement accelerated the maturity date of the Term loan, which now matures on July 5, 2016. Principal amounts outstanding under the Term loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended July 3, 2011 was 2.70%. As required by the July Credit Agreement amendment, the Company is now required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At July 3, 2011, the principal amount outstanding under the Facility and the Term Loan was $10.4 million and $6.3 million, respectively, and we had approximately $779,000 in letters of credit for real estate locations. We were in compliance with all covenants as of July 3, 2011.

We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Contractual Obligations

Primarily, as a result of the recent amendment to our Credit Agreement, we have included the following updated Contractual Obligations Table in this Form 10-Q. This table reflects the extension of the Facility to July 5, 2016 and the accelerated amortization and change in the due date of the Term Loan to July 5, 2016.

(In thousands) Payments Due by Period (including interest)	Total	2011	2012	2013	2014	2015	Thereafter
Long Term Debt(1)	$7,456	$349	$856	$867	$869	$863	$3,652
Financing Leases	5,179	314	628	647	653	673	2,264
Line of Credit	10,400	—	—	—	—	—	10,400
Operating Lease Obligations	132,077	2,790	5,685	5,686	5,670	5,752	106,494
Sublease Income	(76)	(16)	(34)	(26)	—	—	—

Total	$155,036	$3,437	$7,135	$7,174	$7,192	$7,288	$122,810

(1)	This is variable interest rate debt and interest expense is based on assumptions made at the time of this filing.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Under the agreements governing our long-term debt obligations, we are subject to two main financial covenants. We are subject to an Adjusted Leverage Ratio covenant and a franchise royalty covenant under the combined Facility and Term Loan.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestriced cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. Our total outstanding long-term debt as of July 3, 2011 was approximately $20.6 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

There has been no change in our internal control over financial reporting during the quarterly period coverage by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2010, our Board of Directors adopted a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. Since its adoption, we have repurchased 433,609 of the 1.0 million shares under this program, for approximately $4.5 million at an average market price per share of $10.28, excluding commissions.

The following table includes information about our share repurchases for the second quarter ended July 3, 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #4 (April 4, 2011 – May 2, 2011)	13,700	9.77	13,700	566,391
Month #5 (May 3, 2011 – May 29, 2011)	—	—	—	566,391
Month #6 (May 30, 2011 – July 3, 2011)	—	—	—	566,391

(1)	Excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

10.1	Form of Restricted Stock Agreement dated August 2, 2011, between Famous Dave’s of America Inc. and John Gilbert

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: August 12, 2011	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer Director (Principal Executive Officer)

Dated: August 12, 2011		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)