Form 10-Q
period 2011-10-02
FAMOUS DAVES OF AMERICA INC
filed 2011-11-10
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2011

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

(952) 294-1300

Registrant’s telephone number, including area code

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

As of November 7, 2011, 7,725,262 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2011 AND JANUARY 2, 2011

(in thousands, except share and per share data)

	October 2, 2011 (Unaudited)	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,669	$2,654
Restricted cash	288	94
Accounts receivable, net	2,989	3,097
Inventories	2,680	2,444
Deferred tax asset	270	205
Prepaid expenses and other current assets	3,023	2,369
Current portion of notes receivable	64	384

Total current assets	10,983	11,247

Property, equipment and leasehold improvements, net	60,893	61,550

Other assets:
Notes receivable, less current portion	11	54
Other assets	3,218	3,278

	$75,105	$76,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$899	$538
Accounts payable	2,767	3,935
Accrued compensation and benefits	3,247	4,409
Other current liabilities	5,856	4,972

Total current liabilities	12,769	13,854

Long-term liabilities:
Line of credit	10,000	13,000
Long-term debt, less current portion	5,553	6,205
Financing lease obligation, less current portion	4,126	4,292
Deferred tax liability	659	446
Other liabilities	5,930	5,428

Total liabilities	39,037	43,225

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 8,011,000 and 8,245,000 shares issued and outstanding at October 2, 2011 and January 2, 2011, respectively	80	82
Additional paid-in capital	8,256	10,238
Retained earnings	27,732	22,584

Total shareholders’ equity	36,068	32,904

	$75,105	$76,129

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

OCTOBER 2, 2011 AND OCTOBER 3, 2010

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue:
Restaurant sales, net	$34,315	$34,313	$103,560	$98,919
Franchise royalty revenue	4,234	4,012	12,644	12,208
Franchise fee revenue	150	145	320	235
Licensing and other revenue	228	233	783	689

Total revenue	38,927	38,703	117,307	112,051

Costs and expenses:
Food and beverage costs	10,292	10,177	30,577	29,121
Labor and benefits costs	10,829	10,944	32,390	31,217
Operating expenses	9,536	9,475	28,584	26,719
Depreciation and amortization	1,404	1,401	4,154	4,070
General and administrative expenses	4,012	4,027	12,534	11,753
Asset impairment and estimated lease termination and other closing costs	(28)	4	158	(68)
Pre-opening expenses	237	219	282	300
Gain on acquisition, net of acquisition costs	—	—	—	(2,036)
Net loss on disposal of property	3	12	10	20

Total costs and expenses	36,285	36,259	108,689	101,096

Income from operations	2,642	2,444	8,618	10,955

Other expense:
Interest expense	(261)	(238)	(821)	(800)
Interest income	6	19	19	78
Other expense, net	(15)	(8)	(15)	(12)

Total other expense	(270)	(227)	(817)	(734)

Income before income taxes	2,372	2,217	7,801	10,221

Income tax expense	(807)	(759)	(2,653)	(3,520)

Net income	$1,565	$1,458	$5,148	$6,701

Basic net income per common share	$0.20	$0.17	$0.64	$0.77

Diluted net income per common share	$0.19	$0.17	$0.63	$0.76

Weighted average common shares outstanding basic	7,994,000	8,498,000	8,041,000	8,715,000

Weighted average common shares outstanding diluted	8,173,000	8,631,000	8,219,000	8,870,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

OCTOBER 2, 2011 AND OCTOBER 3, 2010

(in thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
Cash flows from operating activities:
Net income	$5,148	$6,701
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,154	4,070
Gain on acquisition of restaurants	—	(2,343)
Asset impairment and estimated lease termination and other closing costs	158	(68)
Net loss on disposal of property	10	20
Amortization of deferred financing costs	45	42
Deferred income taxes	148	716
Deferred rent	644	484
Stock-based compensation	960	861
Tax benefit for equity awards issued	121	139
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(194)	516
Accounts receivable, net	108	(189)
Inventories	(236)	(226)
Prepaid expenses and other current assets	(654)	(552)
Deposits	15	(14)
Accounts payable	(1,210)	(207)
Accrued compensation and benefits	(1,242)	(1,232)
Other current liabilities	570	231
Long-term deferred compensation	(69)	61

Cash flows provided by operating activities	8,476	9,010

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(3,407)	(3,747)
Acquisition of restaurants	—	(6,822)
Payments received on notes receivable	363	319

Cash flows used for investing activities	(3,044)	(10,250)

Cash flows from financing activities:
Proceeds from long-term debt	—	6,800
Proceeds from draws on line of credit	21,900	17,100
Payments on line of credit	(24,900)	(17,000)
Payments for debt issuance costs	(96)	(24)
Payments on long-term debt and financing lease obligation	(457)	(317)
Proceeds from exercise of stock options	128	202
Tax benefit for equity awards issued	121	139
Repurchase of common stock	(3,113)	(6,944)

Cash flows used for financing activities	(6,417)	(44)

Decrease in cash and cash equivalents	(985)	(1,284)

Cash and cash equivalents, beginning of period	2,654	2,996

Cash and cash equivalents, end of period	$1,669	$1,712

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of October 2, 2011, there were 184 Famous Dave’s restaurants operating in 37 states, including 53 company-owned restaurants and 131 franchise-operated restaurants. An additional 71 franchise restaurants were committed to be developed through signed area development agreements as of October 2, 2011.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of October 2, 2011 and January 2, 2011 and for the three and nine month periods ended October 2, 2011 and October 3, 2010. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 2, 2011 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and nine months ended October 2, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income per common share – basic:
Net income	$1,565	$1,458	$5,148	$6,701
Weighted average shares outstanding	7,994	8,498	8,041	8,715
Net income per common share – basic	$0.20	$0.17	$0.64	$0.77

Net income per common share – diluted:
Net income	$1,565	$1,458	$5,148	$6,701
Weighted average shares outstanding	7,994	8,498	8,041	8,715
Dilutive impact of common stock equivalents outstanding	179	133	178	155

Adjusted weighted average shares outstanding	8,173	8,631	8,219	8,870
Net income per common share – diluted	$0.19	$0.17	$0.63	$0.76

There were 25,500 options outstanding as of October 2, 2011 and October 3, 2010 that were not available to be included in the computation of diluted EPS because they were anti-dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $42,000 and $80,000 at October 2, 2011 and January 2, 2011, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variances.

(4) Public Relations and Marketing Development Fund and Restricted Cash

We have a system-wide Public Relations and Marketing Development Fund, to which company-owned restaurants, in addition to franchise-operated restaurants on which franchise agreements were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 0.75%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of October 2, 2011 and January 2, 2011. As of October 2, 2011 and January 2, 2011, we had approximately $288,000 and $94,000 in this fund, respectively.

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

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at October 2, 2011) plus 0.75% or Wells Fargo’s prime rate (3.25% at October 2, 2011). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.25% for Eurodollar Rate Loans and from -0.00% to +0.75% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of October 2, 2011, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the credit facility for the nine months ended October 2, 2011 was 2.74%.

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

The July amendment to the Credit Agreement accelerated the maturity date of the Term loan, which now matures on July 5, 2016. Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the nine months ended October 2, 2011 was 2.60%. As required by the July Credit Agreement amendment, the Company is now required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At October 2, 2011, the principal amount outstanding under the Facility and the Term Loan was $10.0 million and $6.2 million, respectively, and we had approximately $779,000 in letters of credit for real estate locations. We were in compliance with all covenants as of October 2, 2011.

We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

(6) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	October 2, 2011	January 2, 2011
Gift cards payable	$1,294	$1,960
Other liabilities	1,217	1,347
Income tax payable	2,170	681
Sales tax payable	822	785
Accrued property and equipment purchases	248	59
Deferred franchise fees	105	140

	$5,856	$4,972

(7) Other Liabilities

Other liabilities consisted of the following at:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	October 2,	January 2,
(in thousands)	2011	2011
Deferred rent	$5,657	$5,043
Asset retirement obligations	96	96
Other liabilities	177	289

	$5,930	$5,428

(8) Stock Options, Performance Shares, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We recognized stock-based compensation expense in our consolidated statements of operations for the three and nine months ended October 2, 2011 and October 3, 2010, respectively, as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2011	2010	2011	2010
Performance Share Programs:
2008 Program	$—	$24	$—	$75
2009 Program	60	61	182	183
2010 Program	81	95	270	285
2011 Program	116	—	354	—

Performance Shares	$257	$180	$806	$543

Director Shares	21	16	52	216
Restricted Stock	34	34	102	102

	$312	$230	$960	$861

Performance Shares

As of October 2, 2011, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment as required under the FASB Accounting Standards Codification for Stock Compensation. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). Participants in each performance share program are entitled to receive a specified number of shares of the common stock (“Performance Shares”) based upon our achieving a specified percentage of the cumulative total of the earnings per share goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal”). In the second and third year of any performance share program, the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2009 and 2010 programs, the attainment percentages were estimated at 100.0% and 96.7%, respectively. In the first year of any program, we estimate the attainment rate to be 100.0%. In accordance with FASB Accounting Standards Codification for Stock Compensation, we have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At October 2, 2011, the following performance share programs were in progress:

Award Date	Performance Share Program		Target No. of Performance Shares (Originally Granted)(2)	No. of Performance Shares (Outstanding at October 2, 2011)

12/29/2008	2009 Program	(1)	280,300	266,600	(3)
1/4/2010	2010 Program		193,700	179,296	(4)
1/3/2011	2011 Program		129,900	126,400	(3)

(1)

The aggregate target number of performance shares awarded under this program was significantly higher than previous or subsequent years as a result of one-time grants related to the hiring of several new executives and board members in late 2008 and early 2009, and a significantly lower stock price at the grant date.

(2)	Assumes achievement of 100% of the applicable cumulative EPS goal.
(3)	Assumes an estimated payout equal to the achievement of 100% of the applicable cumulative EPS goal, net of employee forfeitures.
(4)	Assumes achievement of 96.7% of the applicable cumulative EPS goal, net of employee forfeitures.

Board of Directors’ Compensation

We compensate our independent board members with cash, and are expensing it over the term of their previous board service from May 2010 to April 2011 and their current board service from May 2011 to April 2012. In the third quarter of fiscal 2011, total cash compensation expense for our board was approximately $115,000 related to board service from July through September. Additionally, during the third quarter of fiscal 2011, there was approximately $21,000 of stock-based compensation expense related to restricted stock awards previously granted to Lisa A. Kro, Wallace B. Doolin, and John F. Gilbert upon their joining the board. In total, board of director cash and stock-based compensation expense during the third quarter of fiscal 2011 was approximately $136,000.

For the nine months ended October 2, 2011, total cash compensation expense for our board was approximately $311,000 related to board service from January through September. Additionally, during the same time period, there was approximately $53,000 of stock-based compensation expense related to restricted stock awards previously granted to Lisa A. Kro, Wallace B. Doolin, and John F. Gilbert upon their joining the board. In total, board of director cash and stock-based compensation expense during the nine months ended of fiscal 2011 was approximately $364,000.

On May 5, 2009 and September 29, 2009 one-time 25,000 share restricted stock awards were granted to Lisa A. Kro and Wallace B. Doolin, respectively, upon joining the board of directors. The grants to Ms. Kro and Mr. Doolin had grant date fair values of $168,000 and $150,000, respectively, and will vest ratably over a period of five years beginning on the commencement date of their board service.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 2, 2011, a one-time 15,000 share restricted stock award was granted to John F. Gilbert, assuming his new position on the board of directors. The grant to Mr. Gilbert had a grant date fair value of $153,750 and will vest ratably over a period of five years beginning on the commencement date of his board service.

Stock Options

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”; all such plans are collectively referred to as the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. At the Company’s annual shareholders’ meeting held on May 3, 2011, the Company’s shareholders approved a 450,000 share increase in the number of shares authorized and reserved for issuance under the 2005 Plan. Under the 2005 Plan, an aggregate of 494,110 shares of our Company’s common stock remained unreserved and available for issuance at October 2, 2011.

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

Stock Options

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding at January 2, 2011	247	$6.27
Exercised	(50)	4.66
Canceled or expired	—	—

Outstanding at April 3, 2011	197	$6.68

Exercised	—	—
Canceled or expired	—	—

Outstanding at July 3, 2011	197	$6.68

Exercised	(4)	6.50
Canceled or expired	—	—

Outstanding at October 2, 2011	193	$6.68

Options Exercisable at October 2, 2011	193	$6.68

Common Share Repurchases

On November 4, 2010, our board of directors adopted a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first nine months of fiscal 2011, we repurchased 306,130 shares, under this

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

program for approximately $3.1 million at an average market price per share of $10.15, excluding commissions. Since the program was adopted in November 2010, we have repurchased 480,230 shares for approximately $4.9 million at an average market price per share of $10.21, excluding commissions.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 1,640 and 1,368 shares purchased, respectively, with a weighted average fair value of $8.32 and $9.46 during the third quarter of 2011 and third quarter of 2010, respectively. For the nine months ended October 2, 2011 and October 3, 2010, there were approximately 4,079 shares and 4,556 shares purchased, respectively, with a weighted average fair value of $9.25 and $8.55, respectively. For the nine months ended October 2, 2011 and October 3, 2010 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

(9) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2011, we will match 25.0%, and in fiscal 2010, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $151,000 and $138,000 for the third quarter of fiscal years 2011 and 2010, respectively. The employer match was $24,000 and $22,000, respectively, for the third quarter of fiscal years 2011 and 2010. For the nine months ended October 2, 2011 and October 3, 2010, eligible participants contributed approximately $444,000 and $455,000, respectively, to the plan and the Company provided matching funds of approximately $67,000 and $71,000, respectively. There were discretionary contributions to the Plan of $10,000 and $11,000, respectively, during the nine months of fiscal years 2011 and 2010, respectively.

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

For the quarter ended October 2, 2011 and October 3, 2010, eligible participants contributed approximately $31,000 and $21,000 to the Deferred Compensation Plan, respectively, and the Company provided matching funds and interest of approximately $17,000 and $13,000, respectively. For the nine months ended October 2, 2011 and October 3, 2010, eligible participants contributed approximately $105,000 and $65,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $49,000 and $42,000, respectively.

(10) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the third quarter of fiscal 2011 and fiscal 2010.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended October 2, 2011	Nine Months Ended October 2, 2011

Various	Costs for a closed restaurant(1)	$(28)	$10
Gaithersburg, MD	Asset impairment(2)	—	148

Total for 2011		$(28)	$158

(1)	The Company incurred various costs for previously closed restaurants, including a recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.
(2)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded, in accordance with FASB Accounting Standards Codification for Property Plant and Equipment, for this restaurant which we expect to relocate within its existing market in early 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended October 3, 2010	Nine Months Ended October 3, 2010

Various	Costs for closed restaurants(1)	$4	$16
Marietta, GA	Gain on lease termination(2)	—	(84)

Total for 2010		$4	$(68)

(1)	The Company incurred various costs for previously closed restaurants.
(2)

During the year, the Company negotiated lease buyout for this location. Total termination fees were approximately $506,000 less lease reserve of approximately $590,000 for a net gain of approximately $84,000.

(11) Fair Value Measurements

Non-Financial Assets Measured on a Non-Recurring Basis

In the first quarter of fiscal 2011, an impairment charge was recorded for approximately $148,000 for a restaurant that the Company expects to relocate within its existing market in early 2013. This restaurant had a carrying value of approximately $327,000. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. According to the FASB Accounting Standards Codification for Fair Value Measurements and Disclosures, the fair value of approximately $179,000 was determined by using significant unobservable inputs (Level 3).

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results (unaudited)	Nine Months Ended(1)
(in thousands except per share data)	October 2, 2011	October 3, 2010
Revenue	$117,307	$114,540
Net income	5,148	5,648
Net income per common share-basic	0.64	0.65
Net income per common share-diluted	0.63	0.64

(1)

No pro forma results were included for the third quarter of fiscal 2011 or 2010 because the acquired restaurants were company-owned restaurants for the entire third quarter of fiscal 2011 and 2010. Also, because the acquired restaurants were company-owned restaurants for the entire nine months ended October 2, 2011, these were actual results and not pro forma results. Additionally, results for the nine months of 2010 exclude the impact of the approximate $2.0 million gain on acquisition, net of acquisition costs.

(13) Supplemental Cash Flow Information

	Nine Months Ended
(in thousands)	October 2, 2011	October 3, 2010

Cash paid for interest	$801	$754
Cash paid for taxes(1)	$1,953	$983

Non-cash investing and financing activities:
Accrued property and equipment purchases	$189	$114
Reclassification of additional-paid-in-capital to payroll taxes
payable for performance shares issued	$82	$68
Redemption of note receivable due to the acquisition of franchise
restaurants	$—	$613

(1)	Cash paid for taxes increased significantly over prior year due to use of net operating loss tax carry forward credits in fiscal 2010 and as a result of our recently closed IRS audit.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of October 2, 2011, there were 184 Famous Dave’s restaurants operating in 37 states, including 53 company-owned restaurants and 131 franchise-operated restaurants. An additional 71 franchise restaurants were in various stages of development as of October 2, 2011.

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

Because of the continuing difficult economic environment and scarcity of capital for development, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2010 and 2009. We have modified and extended this growth incentive program for fiscal 2011. The modification offers new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. All franchise restaurants opened in the first, second, and third quarters will pay a reduced royalty of 2.5%, 3%, and 4%, respectively, for the remainder of 2011. Any openings in the fourth quarter and beyond would be at the 5% royalty rate.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Food and beverage costs (1)	30.0%	29.7%	29.5%	29.4%
Labor and benefits (1)	31.6%	31.9%	31.3%	31.6%
Operating expenses (1)	27.8%	27.6%	27.6%	27.0%
Depreciation & amortization (restaurant level) (1)	3.6%	3.7%	3.6%	3.7%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%	0.4%
General and administrative (2)	10.3%	10.4%	10.7%	10.5%
Asset impairment and estimated lease termination and other closing costs (1)	(0.1)%	—	0.2%	(0.1)%
Pre-opening expenses and net loss on disposal of equipment (1)	0.7%	0.7%	0.3%	0.3%
Gain on acquisition, net of acquisition costs (1)	—	—	—	(2.1)%

Total costs and expenses (2)	93.2%	93.7%	92.7%	90.2%
Income from operations (2)	6.8%	6.3%	7.3%	9.8%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)

Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which realized net income of $10,000 and $29,000 for the three months ended October 2, 2011 and October 3, 2010, respectively. The Rib Team netted a loss of $19,000 and $6,000 for the nine months ended October 2, 2011 and October 3, 2010, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, and building brand awareness.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 2, 2011.

Results of Operations – Three and Nine months ended October 2, 2011 compared to Three and Nine months ended October 3, 2010.

Total Revenue

Total revenue of approximately $38.9 million for the third quarter of fiscal 2011 increased approximately $224,000, or 0.6%, from total revenue of $38.7 million in the comparable quarter in fiscal 2010. For the nine months ended October 2, 2011, total revenue of approximately $117.3 million increased approximately $5.3 million, or 4.7% over revenue of approximately $112.1 million, for the nine months ended October 3, 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Restaurant Sales, net

Restaurant sales were approximately $34.3 million for the third quarters of fiscal 2011 and 2010. Our restaurant sales reflect the addition of two new-company owned restaurants in Bel Air, Maryland and Falls Church, Virginia, which opened August of 2010 and 2011, respectively. These increases were offset by the comparable sales decrease of 0.1%. Comparable sales for the quarter reflected the negative impact from weather-related events on the East coast equal to approximately 70 basis points, and also included a weighted average price increase of approximately 3.4%. As a breakdown of the third quarter comparable sales, on a weighted basis, dine-in represented a decline of 1.9%, almost completely offset by increased off-premise sales of 1.8%. For the third quarter of fiscal 2011, off-premise sales were 34.1% of total net sales, with catering representing 13.2% and To-Go representing 20.9%. This compares to off-premise sales of 32.1% for the prior year’s third quarter.

Restaurant sales for the nine months ended October 2, 2011 were approximately $103.6 million compared to approximately $98.9 million for the nine months ended October 3, 2010, reflecting a 4.7% increase.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.4 million for the third quarter of fiscal 2011, compared to $4.2 million for the third quarter of fiscal 2010. This increase was predominantly due to an increase of approximately $220,000 in royalty revenue during the third quarter of 2011 compared the prior year period, which reflects a net five additional franchise restaurants year over year, partially offset by a comparable sales decline of 1.0%. Ten new franchise-operated restaurants opened since the third quarter of fiscal 2010 and five restaurants closed. There were 131 franchise-operated restaurants open at October 2, 2011 compared to 126 franchise-operated restaurants open at October 3, 2010.

Franchise-related revenue was approximately $13.0 million for the nine months ended October 2, 2011 compared to approximately $12.4 million for the nine months ended October 3, 2010, primarily reflecting a year-over-year increase in royalty revenue of 3.6% for the nine month timeframe.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the third quarter of fiscal 2011, the licensing royalty revenue was approximately $148,000 compared to approximately $130,000 for the comparable period of fiscal 2010. Licensing royalty revenue was approximately $572,000 for the nine months ended October 2, 2011 as compared to $507,000 for the comparable period of fiscal 2010.

Other revenue for the fiscal 2011 third quarter was approximately $80,000 compared to $103,000 for the comparable prior year quarter. Other revenue for the nine months ended October 2, 2011 was approximately $211,000 compared to approximately $182,000 for the comparable period of fiscal 2010.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the third quarter of fiscal 2011 decreased 0.1%, compared to fiscal 2010’s third quarter increase of 2.4%. At the end of the third quarter of fiscal 2011 and the third quarter of fiscal 2010, there were 51 and 42 restaurants, respectively, included in this base.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Same store net sales for company-owned restaurants open at least 24 months for the nine months ended October 2, 2011 increased 0.8%, compared to fiscal 2010’s nine months ended October 3, 2010 decrease of 0.3%. For the nine months ended October 2, 2011 and October 3, 2010, there were 44 and 41 restaurants, respectively, included in the company-owned comparable sales base.

Same store net sales for franchise-operated restaurants for the third quarter of fiscal 2011 decreased 1.0%, compared to an increase of 0.7% for the prior year comparable period. For the third quarter of 2011 and the third quarter of 2010, there were 109 and 102 restaurants, respectively, included in the franchise-operated comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for the nine months of fiscal 2011 and fiscal 2010 decreased 0.7% and 0.8%, respectively. For the nine months of fiscal 2011 and fiscal 2010, there were 102 and 95 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the third quarter of fiscal 2011 and fiscal 2010:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Average Weekly Net Sales (AWS):
Company-Owned	$50,199	$50,106	$50,859	$49,927
Full-Service	$51,582	$51,557	$52,396	$51,531
Counter-Service	$37,089	$36,381	$36,373	$35,340

Franchise-Operated	$53,773	$53,367	$54,314	$54,057

AWS 2005 and Post 2005: (1)
Company-Owned	$54,806	$57,343	$55,647	$56,946
Franchise-Operated	$56,446	$56,740	$57,326	$58,002
AWS Pre-2005: (1)
Company-Owned	$47,264	$45,791	$47,848	$46,183
Franchise-Operated	$48,564	$47,567	$48,430	$47,470

Operating Weeks:
Company-Owned	681	680	2,033	1,969
Franchise-Operated	1,687	1,607	4,998	4,826

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during and after the fiscal 2005, timeframes.

Food and Beverage Costs

Food and beverage costs for the third quarter of fiscal 2011 were approximately $10.3 million or 30.0% of net restaurant sales, compared to approximately $10.2 million or 29.7% of net restaurant sales for the third quarter of fiscal 2010. This increase primarily reflects the negative impact on food and liquor margins of our special

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

promotional pricing during the Hog Days of Summer limited time offering related to ribs, wings, and beer. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.0% and 8.8% for the third quarter of fiscal 2011 and 2010, respectively. Food and beverage costs for the first nine months of fiscal 2011 were approximately $30.6 million or 29.5% of net restaurant sales compared to approximately $29.1 million or 29.4% of net restaurant sales for the comparable period of fiscal 2010.

Approximately 90% of our food and non-alcoholic beverage purchases are on contract now, and pork, chicken, and brisket represent approximately 55% of total purchases. We are protected on our pork and chicken contracts throughout 2011, at a year over year price increase of approximately 2.3% and 4.9%, respectively. Our brisket contract extends throughout 2011 at a net cost increase of 4.9% over fiscal 2011’s pricing. Lastly, we anticipate an approximate 2.5% year over year increase for the remainder of our contracts, which includes hamburger, seafood, and other key items, such as, our sauces, seasonings, cooking oil, and corn muffin batter. In order to mitigate the cost pressures, we took price increases twice during fiscal 2011 equating to weighted average price increase of approximately 2.6% for 2011. We continue to indentify strategies to combat the rising cost environment, including optimizing our freight distribution network, taking advantage of negotiated early-pay discounts with our food distributor and leveraging our secondary supplier program for key items on our menu. These strategies have helped us partially offset market conditions in fiscal 2011.

Due to some recently added fourth quarter marketing promotions, which carry an increased level of discounting, and higher commodity prices relating to our side items, we now anticipate an approximate 15 – 20 basis point increase in our food and beverage costs, as a percentage of net sales, year over year.

For 2012, we have locked in pricing for pork purchases, which represents approximately 35% of our total contracted purchases. For the past two years we have been able to mitigate the impact from rising pork prices by effectively blending and extending our existing pork contracts. In late 2011, we made the decision not to blend and extend for 2012 and, as a result, we recently locked in 2012 pricing for pork purchases and anticipate an approximate 20.5% price increase on an annualized basis over fiscal 2011’s pricing. Should we see pork prices soften in 2012, we will aggressively pursue a strategy of blending and extending our pork contracts into fiscal 2013. For other products such as chicken, brisket and several of our key side items, we are actively negotiating our contracts for fiscal 2012. At this time we are projecting a 5% to 7%, year over year increase in contracted food and beverage costs. We will be aggressively trying to offset these price increases, where possible, by continuing our 2011 cost savings initiatives, such as optimizing our distribution network and maximizing freight savings.

Labor and Benefits Costs

Labor and benefits costs for the third quarter ended October 2, 2011 were approximately $10.8 million or 31.6% of net restaurant sales, compared to approximately $10.9 million or 31.9% of net restaurant sales for the three months ended October 3, 2010. Labor and benefits for the nine months ended October 2, 2011 were approximately $32.4 million or 31.3% of net restaurant sales, compared to approximately $31.2 million or 31.6% of net restaurant sales for the nine months ended October 3, 2010.

For fiscal 2011, we originally anticipated advertising expense, as a percentage of net restaurant sales, to be 3.5%; however we now expect advertising expense will be approximately 3.3%, including a 0.75% contribution to the National Ad Fund. We are confident that we will be able to accomplish our marketing objectives while achieving these cost savings. For fiscal 2011, we still anticipate operating expenses, as percentage of net sales, to be approximately 45 – 50 basis points higher than 2010’s percentage.

Operating Expenses

Operating expenses for the third quarter of fiscal 2011 were approximately $9.5 million or 27.8% of net restaurant sales, compared to operating expenses of approximately $9.5 million or 27.6% of net restaurant sales for the third quarter of fiscal 2010. This year over year increase was primarily related to higher supply,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

advertising and repairs and maintenance costs, partially offset by lower utility costs. Operating expenses for the nine months ended October 2, 2011 were approximately $28.6 million or 27.6% of net restaurant sales, compared to approximately $26.7 million or 27.0% of net restaurant sales for the nine months ended October 3, 2010.

For fiscal 2011, advertising expense will be approximately 3.3% of net sales, including a 0.75% contribution to the National Ad Fund. We are confident that we will be able to accomplish our marketing objectives while still achieving these cost savings. For fiscal 2011, we still anticipate operating expenses, as percentage of net sales, to be approximately 45 – 50 basis points higher than 2010’s percentage.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of 2011 and 2010 was approximately $1.4 million or 3.6% of total revenue. Depreciation and amortization expense for the nine months ended October 2, 2011 and October 3, 2010 was approximately $4.2 million and $4.1 million, respectively, and was 3.5% and 3.6%, respectively, of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During the third quarter of 2011 and 2010, we incurred $237,000 and $219,000, respectively, of pre-opening expenses consisting of pre-opening rent and other pre-opening expenses. During the nine months ended October 2, 2011 and October 3, 2010, we incurred pre-opening expenses of $282,000 and $300,000, respectively.

Pre-opening expenses during the third quarter of 2011 related to a company-owned restaurant in Falls Church, Virginia that we opened during the third quarter. During the fourth quarter, we will open another company-owned restaurant in Eden Prairie, Minnesota. We anticipate pre-opening expenses for 2011 to be approximately $436,000, including pre-opening rent, for the two restaurants just mentioned.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of these events during the third quarter of fiscal 2011 and fiscal 2010.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended October 2, 2011	Nine Months Ended October 2, 2011
Palatine, IL	Costs for a closed restaurant(1)	$(28)	$10
Gaithersburg, MD	Asset impairment(2)	—	148

Total for 2011		$(28)	$158

(1)	The Company incurred various costs for previously closed restaurants, including a recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.
(2)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded, in accordance with FASB Accounting Standards Codification for Property Plant and Equipment, for this restaurant which we expect to relocate within its existing market in early 2013.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended October 3, 2010	Nine Months Ended October 3, 2010
Various	Costs for closed restaurants(1)	$4	$16
Marietta, GA	Gain on lease termination(2)	—	(84)

Total for 2010		$4	$(68)

(1)	The Company incurred various costs for previously closed restaurants.
(2)

During the year, the Company negotiated lease buyout for this location. Total termination fees were approximately $506,000 less lease reserve of approximately $590,000 for a net gain of approximately $84,000.

General and Administrative Expenses

General and administrative expenses for the third quarter of 2011 were approximately $4.0 million or 10.3% of total revenue, compared to approximately $4.0 million or 10.4% of total revenue for the third quarter of fiscal 2010. General and administrative expenses as a percent of total revenue, excluding stock-based compensation and board of directors’ cash compensation, were 9.2% for the third quarter of 2011 and 9.6% for the third quarter of 2010, respectively. General and administrative expenses for the first nine months of fiscal 2011, respectively, were approximately $12.5 million or 10.7% of total revenue compared to approximately $11.8 million or 10.5% of total revenue for the first nine months of fiscal 2010.

For the third quarter, board of directors’ cash and stock-based compensation expense was $427,000 compared to $325,000 for the third quarter of 2010. This year over year change reflects a higher stock price in 2011 on the date of grant. We are expecting stock-based and board of director cash compensation to be approximately $1.7 million in fiscal 2011, as follows (in thousands):

Performance Shares	Restricted Stock Units	Board of Directors’ Shares	Board of Directors’ Cash Compensation	Total
$ 1,070	$136	$76	$413	$1,695

We now expect general and administrative expenses as a percentage of revenue, to be approximately flat to 2010’s percentage due to several cost saving initiatives.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Interest Expense

Interest expense was approximately $261,000 or 0.7% of total revenue for the third quarter of fiscal 2011, compared to approximately $238,000 or 0.6% of total revenue for the comparable time frame of fiscal 2010. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and a company match and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $821,000 or 0.7% of total revenue for the first nine months of fiscal 2011 and approximately $800,000 or 0.7% of total revenue for the first nine months of fiscal 2010. We still expect interest expense, as a percent of total revenue, to be favorable, by 5 – 10 basis points to fiscal 2010’s percentage, due to lower debt levels partially offset by slightly higher interest rates.

Interest Income

Interest income was approximately $6,000 and $19,000 for the third quarter of fiscal 2011 and fiscal 2010, respectively. Interest income was approximately $19,000 and $78,000 for the first nine months of fiscal 2011 and fiscal 2010, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.

Provision for Income Taxes

For the third quarter of 2011, we recorded an estimated provision for income taxes of approximately $807,000 or 34.0% of income before income taxes, compared to a tax provision of approximately $759,000 or 34.2% of income before income taxes, for the third quarter of 2010. We estimate an effective tax rate of approximately 34.0% for fiscal 2011. For the nine months ended October 2, 2011, our tax provision was approximately $2.7 million, or 34.0% of income before income taxes, compared to the prior year comparable period of approximately $3.5 million, or 34.4% of income before income taxes.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended October 2, 2011 was approximately $1.6 million, or $0.20 per basic share and $0.19 per diluted share, respectively, on approximately 7,994,000 weighted average basic shares outstanding and 8,173,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended October 3, 2010 was approximately $1.5 million, or $0.17 per basic and diluted share on approximately 8,498,000 weighted average basic shares outstanding and 8,631,000 weighted average diluted shares outstanding, respectively.

Net income for the nine months ended October 2, 2011 was approximately $5.1 million, or $0.64 per basic share and $0.63 per diluted share respectively, on approximately 8,041,000 weighted average basic shares outstanding and approximately 8,219,000 weighted average diluted shares outstanding, respectively. Net income for the nine months ended October 3, 2010 was approximately $6.7 million, or $0.77 per basic share and $0.76 per diluted share respectively, on approximately 8,715,000 weighted average basic shares outstanding and approximately 8,870,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $1.7 million at October 2, 2011 and approximately $2.7 million at January 2, 2011.

Our current ratio, which measures our immediate short-term liquidity, was 0.86 at October 2, 2011 and 0.81 at January 2, 2011. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to increases in our prepaid expenses relating to our estimated income tax

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

payments made during the quarter and reduction in our accrued compensation and benefits due to the bonus payout in March of 2011. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities through the third quarter of 2011 was approximately $8.5 million and reflects net income of approximately $5.1 million, depreciation and amortization of approximately $4.2 million, stock-based compensation of $960,000, an increase in deferred rent of $644,000, and an increase in other current liabilities of $570,000. These net increases were partially offset by a decrease in accounts payable of $1.2 million, a decrease in accrued compensation and benefits of $1.2 million and an approximate $654,000 decrease in prepaid expenses and other current assets.

Net cash provided by operating activities for the nine months ended October 3, 2010 was approximately $9.0 million. Cash provided by operating activities was primarily from net income of approximately $6.7 million, depreciation and amortization of approximately $4.1 million, stock-based compensation of $861,000, an increase in deferred taxes of approximately $716,000 and an increase in the use of restricted cash of $516,000. These net increases were partially offset by an approximate $2.3 million gain on the acquisition of seven restaurants, a decrease in accrued compensation of approximately $1.2 million and benefits and a decrease in prepaid expenses of $552,000.

Net cash used for investing activities was approximately $3.0 million for the first nine months of fiscal 2011 and $10.3 million for the first nine months of fiscal 2010. During the first nine months of 2011 and 2010, we used approximately $3.4 million and $3.7 million, respectively, on capital expenditures for our existing restaurants and for other infrastructure projects. Additionally, we used approximately $6.8 million for the acquisition of seven restaurants in New York and New Jersey in fiscal 2010.

We still expect total 2011 capital expenditures to be approximately $5.5 million, reflecting continued investments in our existing restaurants, including several significant remodeling projects, as well as, the conversion costs for two new company-owned restaurants, and continued investments in corporate infrastructure systems.

Net cash used for financing activities was approximately $6.4 million in the first nine months of fiscal 2011 and net cash used for financing activities was approximately $44,000 for the first nine months of fiscal 2010. During the first nine months of 2011, we had draws of $21.9 million on our line of credit and had repayments of $24.9 million. During the nine months of 2011, we also used approximately $3.1 million to repurchase 306,130 shares at an average price of $10.15, excluding commissions, under our current share repurchase program. During the nine months ended October 3, 2010, we had draws of $17.1 million on our line of credit and had repayments of $17.0 million. In addition, we borrowed $6.8 million of long-term debt to finance the acquisition of the New York and New Jersey restaurants. During the nine months of fiscal 2010, we also used approximately $6.9 million to repurchase approximately 893,000 shares at an average price of $7.76, excluding commissions, under our previous share repurchase program.

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

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at October 2, 2011) plus 0.75% or Wells Fargo’s prime rate (3.25% at October 2, 2011). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

the end of the previous quarter and will range from 1.50% to 2.25% for Eurodollar Rate Loans and from -0.00% to +0.75% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of October 2, 2011, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the credit facility for the nine months ended October 2, 2011 was 2.74%.

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

The July amendment to the Credit Agreement accelerated the maturity date of the Term loan, which now matures on July 5, 2016. Principal amounts outstanding under the Term loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the nine months ended October 2, 2011 was 2.60%. As required by the July Credit Agreement amendment, the Company is now required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At October 2, 2011, the principal amount outstanding under the Facility and the Term Loan was $10.0 million and $6.2 million, respectively, and we had approximately $779,000 in letters of credit for real estate locations. We were in compliance with all covenants as of October 2, 2011.

We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Contractual Obligations

Please reference the updated Contractual Obligations Table in the second quarter’s Form 10-Q filed on August 12, 2011 with the SEC. That table reflects our recently Amended Credit Agreement, which extends the Facility to July 5, 2016. Additionally, it reflects the accelerated amortization and change in the due date of the Term Loan to July 5, 2016. Also see Notes 6 and 7 to our Consolidated Financial Statements in our Fiscal 2010 Annual Report on Form 10-K for the details of our other contractual obligations.

Under the combined Facility and Term Loan we are subject to various financial covenants which have maximum target capital expenditures, cash flow ratios and adjusted leverage ratios.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Forward-Looking Information

Famous Dave’s makes written and oral statements from time to time, including statements contained in this Form 10-Q regarding its business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Statements containing the words or phrases “will likely result”, “anticipates”, “are expected to”, “will continue”, “is anticipated”, “estimates”, “projects”, “believes”, “expects”, “intends”, “target”, “goal”, “plans”, “objective”, “should” or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other Company representatives. For such statements, including those contained in this report, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. Our total outstanding long-term debt as of October 2, 2011 was approximately $19.7 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

On November 4, 2010, our board of directors adopted a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. Since its adoption, we have repurchased 480,230 of the 1.0 million shares under this program, for approximately $4.9 million at an average market price per share of $10.21, excluding commissions.

The following table includes information about our share repurchases for the third quarter ended October 2, 2011:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #7 (July 4, 2011 – July 31, 2011)	—	—	—	566,391
Month #8 (August, 1 2011 – August 28, 2011)	34,421	9.58	34,421	531,970
Month #9 (August 29, 2011 – October 2, 2011)	12,200	9.46	12,200	519,770

(1)	Excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: November 10, 2011	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer
Director (Principal Executive Officer)

Dated: November 10, 2011	/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document