Form 10-K
period 2012-01-01
FAMOUS DAVES OF AMERICA INC
filed 2012-03-16
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2012

Commission File No. 0-21625

FAMOUS DAVE’S of AMERICA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1782300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12701 Whitewater Drive, Suite 200

Minnetonka, MN 55343

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code (952) 294-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934 (the Act) Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $72.8 million as of July 1, 2011 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of March 12, 2012, 7,615,048 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for our Annual Meeting of Shareholders (the “2011 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2011 Proxy Statement will be filed within 120 days after the end of the registrant’s fiscal year ended January 1, 2012.

PART I

ITEM 1. BUSINESS

General Development of Business

Famous Dave’s of America, Inc. (“Famous Dave’s”, “Company” or “we”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of January 1, 2012, there were 187 Famous Dave’s restaurants operating in 37 states, including 54 company-owned restaurants and 133 franchise-operated restaurants. An additional 63 franchise restaurants were committed to be developed through signed area development agreements at January 1, 2012.

In fiscal 2011, the Company realized a comparable sales increase for all company-owned restaurants of 1.5% compared to a comparable sales increase of 0.7% for fiscal 2010. The franchise-operated restaurants saw improvement in their comparable sales, as well, ending the year with comparable sales that were flat to the prior year compared to a decrease of 0.8% in fiscal 2010. During 2011, the Company opened two new company-owned restaurants, including one which was a “Shack” style counter-service restaurant (see Concept evolution below) and eight new franchise-operated restaurants.

On the marketing front, during 2011 we featured unique promotions, including our Citrus Grill offering which featured entrées under 660 calories, our third Dave’s Day, which is a celebration of our founder, and a Southside Rib Tip promotion, representing a core menu item that was reinvented with a dry rub and a new Southside Sauce. Also, we continued to develop innovative and foundational training programs, such as those that support our “Guest Experience” initiative and we rolled out extensive training materials to all company-owned and franchise-operated restaurants.

Fiscal 2011 earnings per diluted share were $0.68, including $0.04 of non-cash impairment charges for specific restaurant assets. This compared to earnings per diluted share of $0.82 in fiscal 2010, which included a $0.15 non-cash net gain related to our acquisition of certain restaurants in New York and New Jersey.

In 2012, the Company will continue to focus on the following three key initiatives and believes that if we do all successfully, we will generate shareholder value and create a long-term sustainable brand.

•	Growth and extension of brand presence

•	Concept evolution, and

•	Enhancing core systems, processes and infrastructure

Growth and extension of brand presence

We expect to open up to fifteen new restaurants in fiscal 2012, including two to three company-owned restaurants and a franchise-operated restaurant in Winnipeg, Canada which would be our first international restaurant. We will also continue to invest in our existing base of restaurants and have several significant remodeling projects planned that will combine both exterior and interior remodeling efforts. Finally, we will continue to pursue the expansion of our geographical footprint by entering into new area development and franchise agreements, with both new and existing partners. To incentivize growth, any partner which signs a franchise agreement and opens a “Shack” style counter service restaurant in fiscal 2012 will have their initial franchise fee’s reduced by 50% for that restaurant. We have a clear vision for growth, incorporating both the counter service, as well as full-service formats. Our long-term goal is clear: we anticipate growing to 400-500 restaurants system-wide domestically, with additional future growth internationally.

Concept evolution

It is important that Famous Dave’s remains relevant, and as such, we will continue to evolve our concept in terms of menu, restaurant format and guest satisfaction as part of a long-term strategy to remain top of mind with guests. In 2012, we will strategically manage our menu seeking to improve it with new, innovative and relevant offerings, including new items, new plate presentations, ala cart items and exciting limited time offers. Also, we will continue to be actively engaged in our communities through catering as well as through supporting and sponsoring charitable and community events on a regular basis.

In 2011, the Company built a counter-service, quick casual, “Shack” style restaurant. The “Shack” style restaurant was the reinvention of the “counter service” type restaurant which was the style of many of the Company’s early restaurants. In 2012, we will continue to refine the “Shack” concept, reviewing the layout of the restaurants, trade dress, music, décor, ambiance, and menu offerings. We anticipate the “Shack” format to be a potentially strong growth vehicle that should achieve broad acceptance among guests, offer compelling economics in terms of construction costs, and provide speed to market and an additional growth vehicle for our system.

Enhancing core systems, processes and infrastructure

As part of this initiative, we will continue the implementation of systems that will focus on the guest, such as a redesign of our web presence, Guest Experience initiatives, and an e learning pilot for our company and franchise restaurants. Additionally, we will continue to enhance other core systems such as our Human Resource Information System (HRIS), our budgeting and forecasting system, and labor scheduling tool. These infrastructure systems will help increase efficiency and will allow our team to focus their efforts on better serving our guest.

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

Narrative Description of Business

Famous Dave’s restaurants, a majority of which offer full table service, feature hickory-smoked off-the-grill entrée favorites. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of January 1, 2012, 48 of our company-owned restaurants were full-service and 6 were counter-service. Generally, our prototypical design includes the following elements: a designated bar, a signature exterior smokestack, a separate entrance for our category-leading “TO GO” business and a patio (where available). This design enables us to capitalize on a consistent trade-dress and readily identifiable look and feel for our future locations. We have 6,000 and 5,000 square foot packages that can be built as a free standing building, a 4,000 square foot model that most likely would be constructed as an end cap of a building, and a new 3,000 square foot design which would be constructed as a counter service location in an existing building.

In 2011, we and several of our franchisees, successfully converted restaurants from existing casual dining chains. Also, franchisee’s converted other retail buildings into restaurants such as a car dealership and a movie rental store. In late 2011, one of those conversions was a company-owned restaurant in Eden Prairie, Minnesota, which was converted to a prototype “Shack” style counter service restaurant, utilizing our new 3,000 square foot prototype. We will continue to evolve this “Shack” counter fast casual format and bring this to our franchise community as well. In fiscal 2010, we opened one full-service restaurant which was a conversion of another restaurant concept and was approximately 6,000 square feet. We did not open any restaurants in 2009, however, the restaurants that we opened in 2006, 2007, and 2008 were approximately 6,000 square feet, and had approximately 175 seats, with an additional 50 seats in the bar, and 32 additional seats on the patio.

As previously mentioned, we offer lower cost conversion packages that provide our franchisees with flexibility to build in cost effective formats, which includes opportunities to convert existing restaurants and other footprints into a Famous Dave’s restaurant. Due to the flexibility and scalability of our concept, we believe that there are a variety of development opportunities available now and in the future.

We pride ourselves on the following:

High Quality Food — Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Additionally in 2011, we added our Citrus Grill family of entrée’s featuring shrimp, salmon, steak tenderloins, and naked ribs, served with grilled pineapple and a side of broccoli, at less than 660 calories. Also, enticing side items, such as honey-buttered corn bread, potato salad, coleslaw, Shack FriesTM and Wilbur BeansTM, accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding, Hot Fudge Kahlua Brownies, and Key Lime Pie, are a specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer six regional tableside barbeque sauces: Rich & Sassy®, Texas PitTM, Georgia MustardTM, Devil’s Spit®, Sweet and ZestyTM and Wilbur’s Revenge. These sauces, in addition to a variety of seasonings, rubs, marinades, and other items are also distributed in retail grocery stores throughout the country under licensing agreements. Additionally, we often introduce specialty barbeque sauces with our limited time offerings and popular ones may get added to our menu, such as our Pineapple Rage and Southside BBQ sauces.

We believe that high quality food, “scratch cooking” and the fact that we smoke our meats daily at each of our restaurants are principal points of differentiation between us and other casual dining competitors and are a significant contributing factor to repeat business. We also feel that our focus on barbecue being a noun, a verb and a culture allows for product innovation without diluting our brand. As a noun, barbeque refers to the art of the smoke and sauce. As a verb, barbeque refers to the act of grilling. As a culture, barbeque refers to the competitive spirit. As a result, we see no geographic impediments to scaling our concept and brand.

Distinctive Environment — Décor and Music — Our original décor theme was a nostalgic roadhouse shack (“Original Shack”), as defined by the abundant use of rustic antiques and items of Americana. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have evolved our format to that of a full-service concept with several “Prototypical” designs that incorporate the best attributes of the past restaurants while providing a consistent brand image for the future. Of our 54 restaurants as of January 1, 2012, 48 were full-service restaurants and 6 were counter-service restaurants. Below is a breakdown of the various styles of full and counter-service restaurants:

Full-service:

•	26 “Lodge” format

•	6 “Original Shack” format

•	1”Blues Club” format, located in Minneapolis market

•	15 “Prototypical” format

Counter-service:

•	5 “Original Shack” format

•	1 “Shack” format

We are evolving our Shack concept with a new fast casual format and opened our first new prototype in 2011 in Eden Prairie, MN. In 2012, the Company will continue to review the layout of the restaurants, trade dress, music, décor, ambiance, and menu offerings.

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

Operational Excellence — During fiscal 2011, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. Operational excellence also means an unyielding commitment to provide our guests with precision service during every visit. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.

Our menu focuses on a number of popular smoked, barbeque, grilled meat, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared proprietary seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff, lower training costs, and eliminates the need for highly compensated chefs. In order to enhance our appeal, expand our audience, and feature our cravable products, we promote Limited-Time Offerings (LTOs) which can provide higher margins than our regular menu items. We believe that constant and exciting new product introductions, offered for a limited period of time, encourage trial visits, build repeat traffic and increase exposure to our regular menu. Additionally, in order to increase customer frequency, we have assembled a research and development product pipeline designed to generate approximately four product introductions annually.

During 2011, we offered our guests several promotions and LTOs, which were well received. Early in 2011, we featured the Citrus Grill promotion which highlighted six entrées all less than 660 calories. Additionally, four of the six featured items were added to the regular menu. During the spring, and in support of the appearance of our founder, Dave Anderson, on the Food Network’s “Best in Smoke” reality show, we featured Blackberry BBQ sauce on our St. Louis-style ribs and Georgia chopped pork along with an appetizer featured on the show, Georgia Pork Lettuce Wraps.

In the summer of 2011, we had our “US of BBQ — Hawaii” offering, which featured Huli Buli Chicken and a Kahlua brownie. Also, we celebrated our 3rd “Dave’s Day” where guests named Dave, David, or Davey could receive a free entrée up to $15.00 and if a guest’s middle name was Dave, David, or Davey, they could receive  1/2 off any entrée up to $7.50. Lastly, this summer our Hog Days of Summer LTO featured our “Buck a Bone” and “$0.50 Wing” promotion where a guest could buy up to six St. Louis style spare ribs for a $1.00 each or six or more chicken wings for $0.50 each with the purchase of an entrée.

This past fall we featured our “Southside Rib Tip” promotion. Our rib tips have always been a core menu item, but we reinvented them, changing the cut and seasoning them with a dry rub and a new Southside Sauce developed by Dave Anderson, and paired them with hell-fire pickle chips and pickled red onions. As we look to 2012, we have a full pipeline of new and innovative limited time offerings. Our current limited time offering, which runs in support of the Lenten season, is featuring our Beer-Battered Cod, and on Fridays we are offering an All-You-Can-Eat Cod fish special.

Human Resources and Training/Development — We know a key ingredient to our success as an employer and of our concept lies with our ability to hire, train, engage and retain FAMOUS team members at all levels of our organization. We place a great deal of importance on creating an exceptional working environment for all of our team members. Through our Human Resource, Talent Management and Training/Development resources, tools and programs, we continually enhance and support superior performance within our restaurants. Our foundational guiding principle is to have Raving Internal Fans which emphasizes our commitment to doing the right thing for the organization while ensuring we have the right people in the right roles with the right resources and tools.

We are a performance-based organization committed to recognizing and rewarding performance at all levels of the organization. Our performance management process includes performance calibration at the organizational level as a means of providing measureable, comparative team member evaluations relative to peer contribution, taking into account specific core competencies and goals, as well as our core values of Famous PRIDE (Passion, Respect, Innovation, Diversity, Excellence). It is designed to provide a complete picture of performance that is consistent across the organization. We offer a total rewards program that is benchmarked closely against the industry and includes health and welfare coverage, 401(k) and non-qualified deferred compensation with a company match, base pay and incentive pay programs developed to sustain our market competitive position.

We strive to instill enthusiasm and dedication in our Team Members and continually solicit feedback regarding our organization. We are in the second year of our Talking PRIDE Team Member Engagement Survey. Through our Talking PRIDE Engagement Survey results, we have established baseline action plans which are continually benchmarked to enhance our team member experience. We have conducted a follow-up Pulse Survey to measure our progress with effectively sharing results, establishing action plans, and implementing actions. We have an annual Business Conduct Survey that is offered to all Support Center and Restaurant Management Team Members. The results of this survey allow us to measure the extent to which “Do the Right Thing” exists in our organization. The results are shared within the organization and we measure and monitor progress in this area. In 2012, we will be introducing ethical workplace training for all managers in our business to allow us to continue to strengthen our strong base as a value and ethics based organization. In addition, we have an online employee ethics compliance tool, which includes a bi-lingual anonymous call center, and a sophisticated issue tracking and reporting platform across all Famous Dave’s company locations.

We have numerous programs designed to recognize and reward our team members for outstanding performance. These programs include the Famous PRIDE Award, Spirit of the Flame Award and Ring of Fire Program. Our Famous PRIDE Award encourages those within the company to submit nominations for fellow team members who live and breathe Famous PRIDE. Five individuals receive this prestigious honor each year. Our Spirit of the Flame Award encourages those within the organization to nominate and recognize one winner from our company operations team or support center and one winner from our franchise community. The two individuals receiving this award are selected based on their demonstration of continuous and exemplary FAMOUS behavior and outstanding contributions resulting in a significant and positive impact to Famous Dave’s brand and business. Our Ring of Fire Program recognizes the MOST FAMOUS of the FAMOUS. This program, offered to both company and franchise operations, rewards those operating practices that will help us grow strong as a system. Exceptional operational performance is defined by consistently adhering to Famous Dave’s programs and systems and also by having a high regard for guests, team members, the community and the Famous Dave’s culture.

These initiatives are crucial towards our ability to maintain turnover levels that are below industry averages consisting of several data sources for our industry. Our restaurant management turnover for fiscal 2011 was approximately 12%, restaurant hourly turnover was approximately 45%. During fiscal 2011, our Human Resource and Training organization focused on the selection and retention of talent through programs in overall performance management, safety and risk reduction, and continued enhancements in our organizational structures for all positions in the business.

In the Training and Development arena, we offer a variety of ongoing on-the-job and classroom training programs for the operations teams (hourly team members, Restaurant Managers, and Multi-Unit Managers) in an effort to create defined career paths. Our FD101 University provides our newer restaurant managers a foundational training for restaurant operations, including ServSafe Food and Alcohol Certification; followed by our Famous Dave’s Management Certification program which provides a library of workshop offerings for our operators including the guest experience, and orientation to training. In 2011, Famous Dave’s introduced Managing with PRIDE (MWP) workshops, completed training of all current corporate operations and support center managers and built the program into the FD101 curriculum. MWP is a comprehensive vignette-based program designed to provide managers an easy-to-remember behavioral model that defines when and how, conduct, behavior, and performance are governed by organizational policy and law.

In 2011, we introduced new tools to assist system-wide manager and team development including an orientation tool-kit and Investment Training for locations with targeted development/improvement needs. We will continue to develop resources and add tools to support our system. For instance, in 2012 we will be introducing a variety of new programs, including: ethics based training, expanding our Managing with PRIDE program, the Pitmaster Program, Multi-Unit Manager Workshops, and Leadership Development. We will maximize the use of technology by piloting an e-learning platform to enable us to continue expanding the reach of our programs through an electronic-based learning system with interactive modules and online testing and administration.

Our system-wide Brand Conference is held annually in March and features business sessions on Marketing, Guest Experience, Training, and Product Innovation. Participants include all company-owned restaurant General Managers, Area Directors, and Directors of Operations, as well as many Franchise Partners, Franchise General Managers and Franchise Multi-Unit Operators.

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

All General Managers must complete a seven-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and team member relations. We have prepared operations’ manuals relating to food and beverage quality and service standards. New team members participate in training under the close supervision of our Management. Each General Manager reports to an Area Director, who manages from five to eight restaurants, depending on the region. Our Area Directors have all served as General Managers, either for Famous Dave’s or for other restaurants, and are responsible for ensuring that operational standards are consistently applied in our restaurants, communication of company focus and priorities, and supporting the development of restaurant management teams. In addition to the training that the General Managers are required to complete as noted above, our Area Directors receive additional training through Area Director Workshops that focus specifically on managing multiple locations, planning, time management, staff and management development skills.

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

Off-Premise Occasions — Focus on Convenience — In addition to our lively and entertaining dine-in experience, we provide our guests with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave’s entrées and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. Also, the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business. During fiscal 2011, our industry-leading off-premise sales for the casual dining sector, was approximately 32.0% of net restaurant sales, compared to 31.0% for fiscal 2010.

Catering, which grew modestly in 2011, accounts for approximately 9.9% of our net sales for fiscal 2011, as compared to 9.5% in 2010. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants, and each restaurant has a dedicated vehicle to support our catering initiatives.

“TO GO,” accounted for approximately 22.1% of net restaurant sales for fiscal 2011 and grew slightly from 21.5% of net restaurant sales in 2010. This was due to a continued focus on our “TO GO” guests, which included the roll out of our on-line ordering system. Additionally, our restaurants have been designed specifically to accommodate a significant level of “TO GO” sales, including a separate “TO GO” entrance with prominent and distinct signage, and for added convenience, we separately staff the “TO GO” counter. We believe our focus on “TO GO” enables Famous Dave’s to capture a greater portion of the “take-out” market and allows consumers to “trade within our brand,” when dining in is not always an option. We pursue efforts to increase awareness of “TO GO” in all company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants.

Customer Satisfaction — We believe that we achieve a significant level of repeat business by providing high-quality food, efficient friendly service, and warm caring hospitality in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the purposeful hiring, training and supervision of personnel and the establishment of, and adherence to, high standards of performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms. We diligently monitor the guest experience through the use of an interactive voice response (IVR) guest feedback system to ensure that our system is producing desired results. Through this IVR system, we obtain an OSAT score, which measures overall guest satisfaction using a rating scale of one to five. The company rating is based on the number of responses that give the highest rating of five. During 2011, our guest satisfaction scores increased over the prior year. As part of this continued initiative, the Company will monitor a new metric, “Raving Fans,” which is a combination of the OSAT scores, the guest’s intent to return in the next 30 days, and their intent to recommend Famous Dave’s to others.

Value Proposition and Guest Frequency — We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $5.99 to $23.32 resulting in a per person average of $15.38 during fiscal 2011. During fiscal 2011, lunch checks averaged $13.39 and dinner checks averaged $16.62. We believe that value priced offerings and new product introductions, offered for a limited period of time, will help drive new, as well as infrequent guests into our restaurants for additional meal occasions. We offer an ‘All American Feast’ which serves 5-6 guests at an excellent value. During the fourth quarter of fiscal 2011, the Company used targeted direct mail to businesses and consumers that featured promotions for dine-in, to-go, and catering, as well as a “bounce-back” program that offered free entrees, appetizers and other items for guests who return during the promotional timeframe. This promotion was successful in terms of comparable sales growth and increased guest counts, however resulted in a higher level of discounts. Our limited time offerings throughout the year were system-wide with all company-owned restaurants and approximately 90% of our franchise locations participated. We supported the promotions with radio and TV advertising.

Marketing and Promotion

We believe that Famous Dave’s is the category-defining brand in barbecue. Specializing in a unique and distinctive brand of grilled, smoked, and southern style food, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. To further develop the advertising and promotional materials and programs designed to create brand awareness and increase the reach of the brand, we have a system-wide marketing fund. All company-owned, and those franchise-operated restaurants with agreements signed after December 17, 2003, are required to contribute a percentage of net sales to this fund. In 2011, the required contribution to this fund was 0.75%. To further leverage our brand position, in 2012, the contribution has been increased to 1.0% of net sales.

The marketing team, working with outside consultants and other resources, is responsible for the advertising, promotion, creative development, branding and media-buying for Famous Dave’s. In addition to the traditional marketing and publicity methods, Famous Dave’s uses marketing efforts that include television, internet, radio, email Club, direct mail, website marketing promotion and outdoor billboards. During 2011, we reached 1.2 million PIG Club (Pretty Important Guest Loyalty Club) members and 150,000 fans on Facebook. In 2012, we will also be incorporating more social media features into our advertising strategy.

Since inception, Famous Dave’s has won over 500 awards, including the “Best Sauce in America.”In 2011, Famous Dave’s won the People’s Choice Award “Best Ribs in America” at the 2011 Great American Rib Cook-Off in Cleveland and “Best BBQ Restaurant” at the 2011 National Capital Barbecue Battle in Washington, D.C., for the sixth year in a row. Famous Dave’s was also named a category-leading franchise opportunity by Entrepreneur Magazine in 2011. Additional awards won by our system during 2011 were:

•	“Best BBQ in Delaware” — The News Journal — Christiana, DE

•	“Best BBQ Restaurant” — KING 5 Best of Western Washington poll — Seattle, WA

•	“Best BBQ in the Valley” — Phoenix Magazine — Phoenix, AZ

•	“Best BBQ” and “Best Catering” — The Community Press of Northern Kentucky — Florence, KY

•	“Best BBQ” — What’s Up — 2011 Best of the Best — El Paso, TX

•	“Best BBQ” — Best of Maui — Maui, HI

•	“Best BBQ” — Taste of Tacoma — Tacoma, WA

•	“Best BBQ” — Yuma Sun — Yuma, AZ

•	“Best BBQ in Las Vegas” — Review Journal — Las Vegas, NV

•	“Best Barbecue Restaurant” and “Best New Restaurant” — Reno News & Review, Reno, NV

•	“Best Barbecue” Reader’s Poll — Minneapolis-St. Paul City Pages — Minneapolis, MN

•	“Best Barbecue” — Best of Long Island — Westbury, NY

•	“Best Barbecue — 1st Place” — Toast of Music City 2011, Hermitage, Franklin, & Smyrna, TN

•	“Best Barbecue” — KMGH (ABC affiliate) website A-List — Denver, CO

•	“Best Ribs” — The Nashville Scene — Nashville, TN

•	“Best Ribs of the Red River Valley” — The Fargo Forum — Fargo, ND

•	“Best Ribs” — Southwest Florida Ultimate Rib Fest — Ft Myers, FL

•	“Best Ribs” and “Best Dessert” (Bread Pudding) — Taste of Madison — Madison, WI

•	“Best Ribs” — Reader’s Choice — The Amarillo Globe — Amarillo, TX

•	“Best Ribs” — Readers of The Press of Atlantic City — Mays Landing, NJ

•	“Best Ribs” — Maryland Independent — Waldorf, MD

•	“Best Brisket” — Pig Trail Harley Davidson and Sam’s Club 5th Annual Brisket Battle — Rogers, AR

•	“Favorite BBQ” — Standard Examiner Reader’s Choice awards — Layton, UT

•	“1st Place — BBQ Wings” — People’s Choice — Kenosha King of Wings — Kenosha, WI

•	“First Place Chicken”, “First Place Chef’s Choice” — 10th Annual Gary Maddox Cook-Off — Philadelphia, PA

•	“First Place — Judge’s Choice” — Grand Haven Battle of the Bones — Grandville, MI

•	“First Place — BBQ/Ribs” — Cecil Whig — Christiana, DE

The strategic focus for marketing and promotion for 2012 remains the same — to be the category–defining brand in BBQ, create more competitive distinction, and continue to strengthen the perception of value in the consumer’s mind. We plan to feature four limited time offerings in 2012 that will introduce our customers to new flavor profiles, innovative products and provide value and margin opportunity. In 2012, we will launch a new website focused on improving the brand image and faster revenue generation. Additionally, a number of new initiatives are planned around enhancing the menu, the guest experience, events marketing and social media.

Location Strategy

We believe that the barbeque segment of the casual dining niche of the restaurant industry continues to offer strong growth opportunities, and we see no impediments to our growth on a geographical basis. Our geographical concentration as of January 1, 2012 was 44% Midwest, 19% South, 27% West and 10% Northeast. We were located in 37 states as of January 1, 2012.

We prepare an overall market development strategy for each market. The creation of this market strategy starts with identifying trade areas that align demographically with the guest profile. The trade areas are then assessed for viability and vitality and prioritized as initial, second tier, or future development. Since markets are dynamic, the market strategy includes a continual and ongoing assessment of all existing restaurant locations. If financially feasible, a restaurant may be relocated as the retail or residential focus in a trade area shifts.

We have a real estate site selection model to assess the site quality and trade area quality of new locations. This process involves extensive consumer research in our existing restaurants captured in a guest profile, which is updated on an annual basis. Each location is evaluated based on three primary sales drivers, which include: sales potential from the residential base (home quality), employment base (work quality), and retail activity (retail quality). Locations are also evaluated on their site characteristics which include seven categories of key site attributes, including, but not limited to, access, visibility, and parking.

As part of our development strategy, we will seek conversion opportunities for future restaurants in order to streamline the development process and to minimize the up-front investment. We will also evaluate the use of our 6,000, 5,000, 4,000 and 3,000 square foot prototypes where it makes sense. With the reintroduction of the “Shack” style counter-service restaurant, we believe this format will allow us to access new markets or strategically locate these restaurants in existing markets where a full-service restaurant could not be sustained. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our revolving line of credit.

Company-Owned Restaurant Expansion — We are planning to open two to three company-owned restaurants in 2012, including one “Shack” style, counter-service, fast casual format. In the future, we will continue to build in our existing markets in high profile, heavy traffic retail locations as part of our future operating strategy to continue to build brand awareness. Our plan is to focus on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness, and creating opportunities for operating, distribution, and marketing efficiencies.

Franchise-Operated Restaurant Expansion — We anticipate opening 10 to 12 new franchise restaurants during 2012. This will include our first restaurant outside of the U.S., in Canada. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. As of January 1, 2012, we had signed franchise area development agreements with aggregate commitments for 63 additional units that are expected to open over approximately the next seven years. However, there can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network. During 2012, to incentivize growth of the “Shack” style counter-service; any of our franchisees who signs a franchise agreement and opens one will receive a 50% discount on the initial franchise fee for this restaurant.

Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. In the past, area development agreements generally ranged from 3 to 15 restaurants, however, due to economic and market conditions, we have been willing to discuss smaller unit agreements as well. We are also looking at individual franchise restaurants in the right markets where it makes sense. Additionally, we believe the “Shack” format will allow us to bring new franchisees into the system who specialize in fast-casual counter-service concepts and who normally would not be interested in our brand.

Purchasing

To provide the freshest ingredients and in order to maximize operational efficiencies for our food products, we strive to obtain consistent quality items at competitive prices from reliable sources, including identifying secondary suppliers for many of our key products. Additionally, our secondary suppliers help us assure supply chain integrity and better logistics. Finally, to reduce freight costs, we continually optimize our distribution networks. The products are then shipped directly to the restaurants through our foodservice distributors. Each restaurant’s management team determines the daily quantities of food items needed and orders such quantities to be delivered to their restaurant.

Approximately 90% of our food and non-alcoholic beverage purchases are on contract, with the majority being proteins. Pork represents approximately 37% of our total purchases, while chicken is approximately 10%, beef, which includes hamburger and brisket, is approximately 11%, and seafood is approximately 2%. Our purchasing department contracts, our food and beverage costs and trends associated with each are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our purchasing team is also responsible for managing the procurement of the non-food items for our restaurants, including restaurant equipment, small wares and restaurant supplies. Also, they contract many of our restaurants repair and maintenance services along with strategically managing our utility costs.

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

Below are the significant information technology initiatives completed in fiscal 2011:

•	Roll-out of web-based ordering solution providing ease of ordering for our guests’ and an additional sales channel with future capabilities for mobile and Facebook ordering.

•	Selection and implementation of a budgeting solution that will expand upon current capabilities, increase efficiencies, and integrate with the evolution of other systems.

•	Creation of a marketing portal to facilitate the ordering, distribution and customization of marketing materials for localization and for the franchise community.

In 2012, the department will leverage technology to support the needs of the Company through several initiatives listed below:

•	Implementation of capabilities for forecasting in the budgeting solution to realize additional efficiencies, improvements in reporting, and allow better integration with other systems.

•	Continued expansion of a Human Resource Information System (HRIS) leveraging additional capabilities to drive further efficiencies and self-service processes.

•	Expansion of the food cost/supply chain back-office solution to include predictive features for ordering and product preparation that will enhance the effectiveness of efforts to manage cost.

•	Evaluation and selection of an enhanced labor management solution providing labor scheduling efficiencies, self-service processes, and more effective integration with other systems.

•	Roll-out of a redesigned FamousDaves.com website with clear pathways to ordering channels, enhanced capabilities for restaurant level customization, and social media integration.

•	Replace end-of-life data backup software and hardware allowing for decreased maintenance effort and increased data protection.

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

At January 1, 2012, we had 43 ownership groups operating 133 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 63 franchise restaurants, were in place as of January 1, 2012. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. We continue to grow the franchise program and anticipate 10 to 12 additional franchise restaurants will open during fiscal 2012.

As of January 1, 2012, we had franchise-operated restaurants in the following locations:

State	Number of Franchise-Operated Restaurants
Arkansas	2
Arizona	6
California	14
Colorado	6
Delaware	2
Florida	1
Hawaii	1
Idaho	2
Illinois	3
Indiana	3
Iowa	3
Kansas	5
Kentucky	1
Maine	1
Massachusetts	1
Michigan	8
Minnesota	9
Missouri	3
Montana	4
Nebraska	5
Nevada	6
New Hampshire	1
New Jersey	1
New York	4
North Dakota	2
Oregon	2
Ohio	3
Pennsylvania	4
South Dakota	2
Tennessee	5
Texas	3
Utah	3
Washington	6
Wisconsin	11

Total	133

Our Franchise Operations Department is made up of a Vice President of Franchise Operations, who guides the efforts of two Directors of Franchise Operations, each supported by two Territory Directors. The Directors of Franchise Operations have responsibility for supporting our franchisees geographically throughout the country and play a critical role for us as well as for our franchise community. Directors of Franchise Operations manage the relationship between the franchisee and the franchisor and provide an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. The Directors of Franchise Operations share best practices throughout the system and work to create a one-system mentality that benefits everyone. In addition, they ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the Directors of Franchise Operations and the Support Center but are not required to do so.

In 2011, the Company launched a comprehensive operations’ scorecard and training tool that we call “FD Powers” that will help us measure our operational effectiveness of our company-owned and franchise-operated restaurants. This scorecard will be used to evaluate, monitor and improve operations in areas such as guest satisfaction, health and safety standards, community involvement, and local store marketing effectiveness, among other operating metrics. Also, we generally provide support as it relates to all aspects of franchise operations including, but not limited to, store openings, operating performance, and human resource strategic planning. Finally, the Company solicits feedback from our franchise-system by conducting a Franchise Satisfaction Survey every year. The results of this survey used to better support the needs of the franchise system while maintaining a one-system mindset.

Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in the preparation for executing each area development agreement. Substantially all of these services, which include, but are not limited to, a meeting with Famous Dave’s Executive Team and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). During fiscal 2012, to incentivize growth, any partner who signs a franchise agreement and opens a “Shack” style counter service restaurant in fiscal 2012 will have their initial franchise fee’s reduced by 50% for that restaurant. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

Because of the continuing difficult economic environment and scarcity of capital for development, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2010 and 2009. In fiscal 2011, we modified and extended this growth incentive program. The modification offered new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. All franchise restaurants opened in the first, second, and third quarters paid a reduced royalty of 2.5%, 3%, and 4%, respectively, from the date of opening through the remainder of 2011. Any openings in the fourth quarter and beyond were at the 5% royalty rate. In 2012, there are no reduced royalty rate programs.

The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, small wares, décor and training fees as well as working capital. In 2012, franchisees will be required to contribute 1.0% of net sales to a marketing fund dedicated to building system-wide brand awareness.

Seasonality

Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt guest and team member transportation to our restaurants.

Government Regulation

Our Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Any difficulty or failure to obtain required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew a license, could interrupt operations at an existing restaurant, any of which would adversely affect our operations. Restaurant operating costs are also affected by other government actions that are beyond our control, including increases in minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs, property and casualty insurance, and unemployment and other taxes. We are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

Team Members

As of January 1, 2012, we employed approximately 3,315 team members of which approximately 325 were full-time. None of our team members are covered by a collective bargaining agreement. We consider our relationships with our team members to be good.

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

The state of the economy and the volatility of the financial markets may adversely impact our business and results of operations and may impact our ability to comply with our credit facility’s financial covenants.

The restaurant industry is still affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent economic recession, the slow economic recovery and volatility of the financial markets has kept consumer confidence low, and consequently, has affected the frequency of consumers’ dining out occasions, which has been harmful to our results of operations, and has negatively impacted our financial position. In addition, the impact of the continued economic downturn has resulted in a deceleration of the number and timing of restaurant openings and, depending on its duration and severity, could adversely affect our ability to comply with financial covenants under our credit facility on a continuing basis. These financial covenants include, without limitation, maximum target capital expenditures, cash flow ratios, adjusted leverage ratios, and in certain circumstances, a maximum aged royalty receivable. There can be no assurances that government responses to the disruptions in the financial markets and overall economy will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As of January 1, 2012, we were in compliance with all of the financial covenants under our credit facility.

In the event we fail to comply with these or other financial covenants in the future and are unable to obtain similar waivers, our lender will have the right to demand repayment of all outstanding amounts, which totaled $11.0 million at January 1, 2012, and to terminate the existing credit facility. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our personal property, which serves as collateral for the credit facility. Replacement financing may be unavailable to us on similar terms or at all, especially if current credit market conditions persist. Termination of our existing credit facility without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

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

It’s our plan to open 2 to 3 new company-owned restaurants in 2012, and we are anticipating the opening of 10 to 12 new franchise restaurants. There is no guarantee that any of the company-owned or franchise-operated restaurants will open when planned, or at all, due to many factors that may affect the development and construction of our restaurants, including landlord delays, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the project, and other unanticipated increases in costs, any of which could give rise to delays and cost overruns. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.

Competition may reduce our revenue and operating income.

Competition in the restaurant industry is intense. The restaurant industry is affected by changes in consumer preferences, as well as by national, regional and local economic conditions, including real estate, and demographic trends, traffic patterns, the cost and availability of qualified labor, and product availability. Discretionary spending priorities, traffic patterns, tourist travel, weather conditions, and the type, number and location of competing restaurants, among other factors, will also directly affect the performance of our restaurants. Changes in any of these factors in the markets where we currently operate our restaurants could adversely affect the results of our operations.

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

Our growth and success also depends upon the ability of our franchisees to operate their restaurants successfully to our standards and promote the Famous Dave’s brand. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her restaurant independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that our franchisees will be able to successfully operate Famous Dave’s restaurants in a manner consistent with our concepts and standards, which could reduce their sales and correspondingly, our franchise royalties, and could adversely affect our operating income and our ability to leverage the Famous Dave’s brand. In addition, there can be no assurance that our franchisees will have access to financial resources necessary to open the restaurants required by their respective area development agreements, which would negatively impact our growth plans.

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

Our industry is susceptible to the risk of food-borne illnesses. As with any restaurant operation, however, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by third-party food suppliers and distributors outside of our control and/or multiple locations being affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise that could give rise to claims or allegations on a retroactive basis. Reports in the media or on social media of one or more instances of food-borne illness in one of our company-owned restaurants, one of our franchise-operated restaurants or in one of our competitor’s restaurants could negatively affect our restaurant sales, force the closure of some of our restaurants and conceivably have a national impact if highly publicized. This risk exists even if it were later determined that the illness had been wrongly attributed to the restaurant. Furthermore, other illnesses could adversely affect the supply of some of our food products and significantly increase our costs. A decrease in guest traffic as a result of these health concerns or negative publicity could materially harm our business, results of operations and financial condition.

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

In order to maximize operating efficiencies, we have entered into arrangements with food manufacturers and distributors pursuant to which we obtain approximately 90% of the products used by the Company, including, but not limited to, pork, poultry, beef, and seafood. We believe that our relationships with our food manufacturers and distributors are excellent. We anticipate no interruption in the supply of product delivered by these companies; however, we have arrangements with several secondary suppliers in the case of a supply disruption. Although we may be able to obtain competitive products and prices from alternative suppliers, an interruption in the supply of products delivered by our food suppliers could adversely affect our operations in the short term. Due to the rising market price environment, our food costs may increase without the desire and/or ability to pass that price increase to our customers.

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

We rely heavily on information technology to conduct our business, and any material failure, interruption of service, or compromised data security could adversely affect our operations. While we take it very seriously and expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. Additionally, if our guests’ credit card or other personal information or our team members’ personal data are compromised, our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties.

Pursuant to its authority to designate and issue shares of our stock as it deems appropriate, our board of directors may assign rights and privileges to currently undesignated shares which could adversely affect the rights of existing shareholders.

Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 12, 2012, we had 7,615,048 shares of common stock outstanding.

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

None.

ITEM 2. PROPERTIES

The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. We have 6,000 and 5,000 square foot packages that can be built as a free standing building, a 4,000 square foot model that most likely would be constructed as an end cap of a building and a 3,000 square foot design which would be constructed as a counter service location in an existing building. Additionally, we offer lower cost conversion packages that provide our franchisees with the flexibility to build in cost effective formats, such as, opportunities to convert existing restaurants into a Famous Dave’s restaurant.

In fiscal 2011, the company opened a 5,400 square foot full service restaurant and a 3,000 square foot “Shack” style counter-service restaurant, both of which were conversions of other restaurant concepts. In 2011, several franchisees’ successfully converted restaurants from existing casual dining concepts. In fiscal 2010, the company opened one 6,400 square foot restaurant that was also a conversion of another restaurant concept. We did not open any restaurants in 2009; however the restaurants we opened in 2006, 2007, and 2008 were approximately 6,000 square feet, and had approximately 175 seats, with an additional 50 seats in the bar, and 32 additional seats on the patio, where available. Due to the flexibility and scalability of our concept, there are a variety of development opportunities available now and in the future. In 2012, we expect to open 2 to 3 company-owned restaurants, and 10 to 12 franchise-operated restaurants.

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

The following table sets forth certain information about our existing company-owned restaurant locations, as of January 1, 2012, sorted by opening date:

	Location	Square Footage	Interior Seats	Owned or Leased		Date Opened/Acquired
1	Roseville, MN (3)	4,800	105	Leased		June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased		September 1996
3	Maple Grove, MN	6,100	146	Leased	(1)	April 1997
4	Highland Park (St. Paul, MN)(3)	5,200	125	Leased		June 1997
5	Stillwater, MN	5,200	130	Leased	(1)	July 1997
6	Apple Valley, MN(3)	3,800	90	Leased	(1)	July 1997
7	Forest Lake, MN(3)	4,500	100	Leased		October 1997
8	Minnetonka, MN	5,500	140	Owned	(2)	December 1997
9	Plymouth, MN(3)	2,100	49	Owned	(2)	December 1997
10	West Des Moines, IA	5,700	150	Leased		April 1998
11	Des Moines, IA	5,800	150	Leased		April 1998
12	Cedar Falls, IA	5,400	130	Leased		September 1998
13	Bloomington, MN	5,400	140	Leased		October 1998
14	Woodbury, MN	5,900	180	Owned	(2)	October 1998
15	Lincoln, NE	6,200	185	Owned	(2)	December 1999
16	Columbia, MD	7,200	270	Leased		January 2000
17	Annapolis, MD	6,800	219	Leased		January 2000
18	Frederick, MD	5,600	180	Leased		January 2000
19	Woodbridge, VA	6,000	219	Leased		January 2000
20	Vernon Hills, IL	6,660	222	Leased		February 2000
21	Addison, IL	5,000	135	Owned	(2)	March 2000
22	Lombard, IL	6,500	233	Leased		July 2000
23	North Riverside, IL	4,700	150	Leased		August 2000
24	Sterling, VA	5,800	200	Leased		December 2000
25	Oakton, VA	4,400	184	Leased		May 2001
26	Laurel, MD	5,200	165	Leased		August 2001
27	Richmond I (Richmond, VA)	5,400	180	Owned	(2)	December 2001
28	Gaithersburg, MD	5,000	170	Leased		May 2002
29	Richmond II (Richmond, VA)	5,200	158	Owned	(2)	June 2002
30	Orland Park, IL	5,400	158	Leased		June 2002
31	Tulsa, OK	4,700	180	Owned	(2)	September 2002
32	Virginia Commons, VA	5,600	186	Owned	(2)	June 2003
33	Chantilly, VA	6,400	205	Leased		January 2006
34	Florence, KY	5,900	217	Leased		January 2006
35	Waldorf, MD	6,600	200	Leased		June 2006
36	Coon Rapids, MN	6,300	160	Owned	(2)	December 2006
37	Fredericksburg, VA	6,500	219	Leased		September 2007
38	Owings Mills, MD	6,700	219	Leased		November 2007
39	Bolingbrook, IL	6,600	219	Leased		November 2007
40	Oswego, IL	6,600	219	Leased		December 2007
41	Alexandria, VA	6,600	219	Leased		February 2008
42	Algonquin, IL	6,000	219	Leased		September 2008
43	Greenwood, IN	5,700	184	Leased		October 2008
44	Salisbury, MD	5,400	192	Leased		October 2008
45	Brick, NJ	5,200	181	Leased		March 2010
46	May’s Landing, NJ	6,400	237	Leased		March 2010
47	Smithtown, NY	6,400	237	Leased		March 2010
48	Westbury, NY	6,400	276	Leased		March 2010
49	New Brunswick, NJ	7,200	255	Leased		March 2010
50	Mountainside, NJ	8,800	253	Leased		March 2010

	Location	Square Footage	Interior Seats	Owned or Leased	Date Opened/Acquired
51	Metuchen, NJ	6,200	176	Leased	March 2010
52	Bel Air, MD	6,360	199	Leased	August 2010
53	Falls Church, VA	5,430	169	Leased	August 2011
54	Eden Prairie, MN(3)	2,980	65	Leased	December 2011

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.
(2)	Restaurant land and building are owned by the Company.
(3)	Counter service restaurant

Our executive offices are currently located in approximately 23,900 square feet in Minnetonka, Minnesota. In 2011, we negotiated a lease amendment for our executive offices which extends our lease to November 2018, with two five-year renewal options. The minimum annual rent commitment remaining over the lease term, including renewal options is approximately $4.8 million, net of sublease income. In 2010, in an effort to reduce general and administrative expense, we entered into a sublease for 2,100 square feet, in our executive office building, through August of 2013.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial position and results of operations. Currently, there are no significant legal matters pending.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

	2011		2010
Period	High	Low	High	Low
1st Quarter	$12.20	$9.15	$8.30	$6.00
2nd Quarter	$10.17	$8.53	$9.69	$7.77
3rd Quarter	$11.05	$8.00	$9.64	$7.50
4th Quarter	$10.45	$7.76	$11.44	$8.90

Holders

As of March 5, 2012, we had approximately 440 shareholders of record and approximately 4,313 beneficial shareholders.

Dividends

Our Board of Directors has not declared any dividends on our common stock since our inception, and does not intend to pay out any cash dividends on our common stock in the foreseeable future. We presently intend to retain all earnings, if any, to provide for our growth, repurchase our common stock, and reduce our debt levels. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, loan agreement restrictions, our financial condition and other factors deemed relevant by our Board of Directors.

Stock Performance Graph

Below is a line-graph presentation that compares the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or Peer Group Index constructed by the Company. The following presentation compares the Company’s common stock price for the period from December 31, 2006 through January 1, 2012, to the S&P 500 Stock Index and to the S&P Small Cap Restaurant Index.

The Company has elected to use the S&P Small Cap Restaurant Index in compiling its stock performance graph because it believes the S&P Small Cap Restaurant Index represents a comparison to competitors with similar market capitalization to the Company.

The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and S&P Small Cap Restaurants was $100 on December 31, 2006, and that any dividends paid were reinvested in the same security.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Famous Dave’s of America, Inc., the S&P 500 Index, and S&P Small Cap

Restaurants

*	$100 invested on December 31, 2006 stock or index, including reinvestment of dividends Fiscal year ending January 1, 2012 with previous specific fiscal year ends at December 30, 2007; December 28, 2008; January 3, 2010; and January 2, 2011.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Purchases of Equity Securities by the Issuer

On November 4, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During fiscal 2010, we had repurchased 174,100 shares under this program for approximately $1.8 million at an average market price of $10.33, excluding commissions. During fiscal 2011, we repurchased 610,166 shares under this program for approximately $5.8 million at an average market price per share of $9.42, excluding commissions. Since the program was adopted in November 2010, we have repurchased 784,266 shares for approximately $7.5 million at an average market price per share of $9.62, excluding commissions.

The following table includes information about our share repurchases for the fiscal year ended January 1, 2012:

				Maximum
				Number
				(or Approximate
			Total Number	Dollar Value) of
			of Shares	Shares
	Total	Average	Purchased as	that May Yet be
	Number	Price	Part of Publically	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased (2)	Share(1)	or Programs (2)	or Programs(3)
Month #1 (January 3, 2011 — January 30, 2011)	45,781	10.81	45,781	780,119
Month #2 (January 31, 2011 — February 27, 2011)	123,477	10.51	123,477	656,642
Month #3 (February 28, 2011 — April 3, 2011)	76,551	9.61	76,551	580,091
Month #4 (April 4, 2011 — May 1, 2011)	13,700	9.77	13,700	566,391
Month #5 (May 2, 2011 — May 29, 2011)	—	—	—	566,391
Month #6 (May 30, 2011 — July 3, 2011)	—	—	—	566,391
Month #7 (July 4, 2011 — July 31, 2011)	—	—	—	566,391
Month #8 (August 1, 2011 — August 28, 2011)	34,421	9.58	34,421	531,970
Month #9 (August 29, 2011 — October 2, 2011)	12,200	9.46	12,200	519,770
Month #10 (October 3, 2011 — October 30, 2011)	155,110	8.55	155,110	364,660
Month #11 (October 31, 2011 — November 27, 2011)	131,103	8.65	131,103	233,557
Month #12 (November 28, 2011 — January 1, 2012)	17,823	10.0	17,823	215,734

(1)	Excluding commissions.

(2)	Shares purchased under the 1.0 million share publically announced repurchase plan adopted November 4, 2010.

(3)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted November 4, 2010.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

The selected financial data as of and for the fiscal years ended January 1, 2012 (fiscal 2011), January 2, 2011 (fiscal 2010), January 3, 2010 (fiscal 2009), December 28, 2008 (fiscal 2008), and December 30, 2007 (fiscal 2007) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR
($’s in 000’s, except per share data and average weekly sales)	2011	2010	2009(1)		2008	2007
STATEMENTS OF OPERATIONS DATA
Revenue	$154,811	$148,268	$136,018		$140,382	$125,873
Asset impairment and estimated lease termination and other closing costs(2)	$(513)	$(74)	$(218)		$(6,912)	$(596)
Income from operations	$9,396	$11,983	$10,514		$2,030	$10,436
Income tax (expense) benefit	$(2,764)	$(3,796)	$(2,989)		$119	$(3,100)
Net income	$5,562	$7,218	$5,701		$389	$6,070
Basic net income per common share	$0.70	$0.84 (3)	$0.63		$0.04	$0.61
Diluted net income per common share	$0.68	$0.82 (3)	$0.62		$0.04	$0.59
BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$1,148	$2,654	$2,996		$1,687	$1,538
Total assets	$74,117	$76,129	$68,381		$73,401	$73,942
Long-term debt less current maturities(4)	$20,451	$23,497	$17,990		$29,252	$11,693
Total shareholders’ equity	$34,094	$32,904	$32,994		$26,184	$30,400
OTHER DATA
Restaurant Sales:
Company-owned	$136,896	$131,154	$117,934		$122,016	$107,820
Franchise-operated	$355,338	$340,454	$358,696		$355,946	$320,750
Number of restaurants open at year end:
Company-owned restaurants	54	52	45		47	44
Franchise-operated restaurants	133	130	132		123	120

Total restaurants	187	182	177		170	164
Company-owned comparable store
Sales increase (decrease) (5)	1.5%	0.7%	(6.3	)%(6)	(2.0)%	2.1%
Average weekly sales:
Company-owned restaurants	$50,216	$49,187	$48,197		$50,685	$50,385
Franchise-operated restaurants	$53,096	$52,631	$53,016		$56,535	$56,729

(1)	Fiscal 2009 consisted of 53 weeks. Fiscal 2011, 2010, 2008, and 2007 all consisted of 52 weeks.

(2)

Fiscal 2011 primarily reflects impairment charges for three company-owned restaurants. Two of these are still operating and one has been closed. Fiscal 2009 primarily reflects closing costs for two company-owned restaurants. Fiscal 2008 reflects impairment charges for eight restaurants. Five of these have closed and three are still operating. Fiscal 2007 reflects impairment charges associated with one restaurant that was subsequently closed.

(3)	Reflects gain on acquisition of New York and New Jersey restaurants in March of 2010, of $0.15 per share.

(4)	Long-term debt includes our line of credit beginning in fiscal 2008. Prior to fiscal 2008, the line of credit was included in current liabilities.

(5)	Our comparable store sales base includes company-owned restaurants that are open year round and have been open more than 24 months.

(6)	For purposes of computing comparable store sales, this computation assumes fiscal 2009 was a 52-week year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of January 1, 2012, there were 187 Famous Dave’s restaurants operating in 37 states, including 54 company-owned restaurants and 133 franchise-operated restaurants. An additional 63 franchise restaurants were in various stages of development as of January 1, 2012.

Fiscal Year

Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal year ended January 1, 2012 (fiscal 2011) and January 2, 2011 (fiscal 2010) consisted of 52 weeks and the fiscal year ended January 3, 2010 (fiscal 2009) consisted of 53 weeks. Fiscal 2012, which ends on December 30, 2012, will consist of 52 weeks.

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

Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include, but are not limited to a meeting with Famous Dave’s Executive Team and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). During fiscal 2012, to incentivize growth, any partner who signs a franchise agreement and opens a “Shack” style counter service restaurant in fiscal 2012 will have their initial franchise fee’s reduced by 50% for that restaurant. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

Because of the continuing difficult economic environment and scarcity of capital for development, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2010 and 2009. In fiscal 2011, we modified and extended this growth incentive program. The modification offered new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. All franchise restaurants opened in the first, second, and third quarters paid a reduced royalty of 2.5%, 3%, and 4%, respectively, from the date of opening through the remainder of 2011. Any openings in the fourth quarter and beyond were at the 5% royalty rate. In 2012, there are no reduced royalty rate programs.

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

Liquor licenses — As part of the New York/New Jersey acquisition completed in March of 2010 (see note 18 to our financial statements and appearing elsewhere in this Annual Report), the Company acquired transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated Balance Sheets (see note 5 to our financial statements) at January 1, 2012 and January 2, 2011. In accordance with the FASB Accounting Standards Codification for Intangibles — Goodwill and Other Intangibles, we annually review the liquor licenses for impairment and in fiscal 2011 and 2010, no impairment charges were recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $18,000 and $80,000, at January 1, 2012 and January 2, 2011, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

Stock-based compensation — We follow the provisions of the FASB Accounting Standards Codification for Compensation-Stock Compensation, which requires us to recognize compensation cost for share-based awards granted to team members based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 10 to our financial statements).

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

Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training and décor installation services. The cost of these services is billed to the respective franchisee, is recorded as other income when the service is provided, and is generally payable on net 30-day terms. Since 2010, the franchise agreements require a 50% deposit be paid in advance for these services.

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

The following table presents items in our consolidated statements of operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years:

	2011	2010	2009
Food and beverage costs(1)	29.8%	29.5%	30.1%
Labor and benefits(1)	31.5%	31.5%	31.4%
Operating expenses(1)	28.0%	27.5%	26.7%
Depreciation & amortization (restaurant level)(1)	3.7%	3.8%	3.9%
Depreciation & amortization (corporate level)(2)	0.4%	0.4%	0.4%
General and administrative(2)	10.6%	10.9%	11.8%
Asset impairment and estimated lease termination and other closing costs(1)	0.4%	0.1%	0.2%
Pre-opening expenses and net loss on disposal of property(1)	0.3%	0.2%	—
Gain on acquisition, net of acquisition costs(1)(3)	—	(1.6)%	0.1%

Total costs and expenses(2)	93.9%	91.9%	92.3%
Income from operations(2)	6.1%	8.1%	7.7%

*

Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which had a net loss of $26,000, $6,000 and net income of $4,000, respectively, in fiscal years 2011, 2010 and 2009. Our Rib Team travels around the country introducing people to our brand of barbeque and building brand awareness.

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Acquisition costs incurred in 2009 were prior to the completion of an acquisition in fiscal 2010.

Fiscal Year 2011 Compared to Fiscal Year 2010

Total Revenue

Total revenue of approximately $154.8 million for fiscal 2011 increased approximately $6.5 million, or 4.4%, from total revenue of $148.3 in fiscal 2010. Fiscal 2011 and 2010 both consisted of 52 weeks.

Restaurant Sales, net

Restaurant sales for fiscal 2011 were approximately $136.9 million, compared to approximately $131.2 million for fiscal 2010 reflecting a 4.4% increase. Total restaurant sales growth reflected the full year impact of the seven New York and New Jersey restaurants acquired March 3, 2010, two new company-owned restaurants opened August 29, 2011 and December 5, 2011, respectively, and a comparable sales increase of 1.5%, which included a weighted average pricing impact of 2.6%. The 1.5% overall comparable sales increase was, on a weighted basis, comprised of 0.3% comparable sales decrease for dine-in sales, which was completely offset by comparable sales increases of 1.1% and 0.7% for “TO GO” and catering, respectively. For fiscal 2011, off-premise sales were 32.0% of total sales, with catering at 9.9% and “TO GO” at 22.1%. This compares to 2010’s off-premise sales of 31.0%, with catering at 9.5% and “TO GO” at 21.5%. Finally, as a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.4% and 9.0%, for fiscal 2011 and 2010, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $16.9 million for fiscal 2011, compared to $16.2 million for 2010. The increase in franchise related revenue is primarily related to an increase in franchise fees which reflects a net increase of three franchise restaurants year over year and comparable sales results that were flat. Eight new franchise restaurants opened in fiscal 2011 and five restaurants closed. Fiscal 2011 included 6,691 franchise operating weeks, compared to 6,458 franchise operating weeks in fiscal 2010. There were 133 franchise-operated restaurants open at January 1, 2012, compared to 130 at January 2, 2011.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Licensing royalty revenue was approximately $702,000 for fiscal 2011 as compared to $595,000 for fiscal 2010. During fiscal 2012, as a result of continued growth in our restaurant base and expanded markets, we expect to see licensing revenue continue to increase beyond fiscal 2011 levels.

Other revenue for fiscal 2011 was approximately $282,000 compared to approximately $272,000 for the comparable period of fiscal 2010 remained essentially flat due to a similar number of franchise-operated restaurants that opened during fiscal 2011 compared to fiscal 2010. The amount of other revenue is expected to increase in fiscal 2012, versus the prior year, based on increased opening assistance required and an increased number of franchise openings planned.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants open at least 24 months ended January 1, 2012 increased 1.5%, compared to fiscal 2010’s increase of 0.7%. For fiscal 2011 and fiscal 2010, there were 44 and 40 restaurants, respectively, included in the company-owned 24 month comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2011 were flat to the prior year. In fiscal 2010, comparable sales declined 0.8%. For fiscal 2011 and fiscal 2010, there were 102 and 94 restaurants, respectively, included in the franchise-operated 24 month comparable sales base. Neither franchise-operated comparable sales nor company-owned comparable sales include the results of the seven franchise restaurants acquired in March of 2010. These restaurants will enter the full year company-owned comparable sales base in 2012.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for fiscal 2011 and fiscal 2010:

	Fiscal Years Ended
	January 1,	January 2,
	2012	2011
Average Weekly Net Sales (AWS):
Company-Owned	$50,216	$49,187
Full-Service	$51,695	$50,760
Counter-Service	$36,213	$34,697
Franchise-Operated	$53,096	$52,631

Food and Beverage Costs

Food and beverage costs for fiscal 2011 were approximately $40.8 million or 29.8% of net restaurant sales compared to approximately $38.8 million or 29.5% of net restaurant sales for fiscal 2010. This increase is primarily due to expected commodity cost increases and higher levels of discounting during the fourth quarter of 2011 as compared to prior year.

In 2011, we made the decision to not blend and extend our 2011 pork contract later in the year due to our contracted pork costs being lower than the pork market at that time. During the latter half of 2011, we locked in our pork contract for 2012 and, as a result, we will see an approximate 20.5% year over year increase in pork costs. Should we see pork prices soften, we will aggressively pursue a strategy of blending and extending our pork contract later in fiscal 2012 into fiscal 2013. Our major chicken contract is firm through June of 2012. To control and minimize poultry costs, we will optimize the way we source, ship, and purchase these products. With this strategic management of our chicken products, we anticipate a price decrease of approximately 4.8% from fiscal 2011’s pricing. Our brisket contract extends through April of 2012 at a net cost increase of 7.9% from fiscal 2011’s pricing. Due to current market pricing, which is at record highs, we will continue to execute short term contracts until we can lock in acceptable long-term pricing. Lastly, we anticipate an approximate 7.2% year over year net decrease for the remainder of our contracts, including hamburger, seafood, and side items such as, corn, beans, apples and corn muffin mix, as well as other key items, such as, our sauces, seasonings, cooking oil, and produce.

With all indications pointing to a continuation of rising commodity prices across the industry, we plan on mitigating these price increases with a number of strategies:

We recently revised our menu and took price increases on selected menu items equal to approximately 1.5%. As such, our first quarter results will reflect approximately 3.1% weighted average price increase, and we will determine later in the year whether or not we will take any additional price increases in 2012. We will also continue to focus on the optimization of our distribution network to reduce freight costs, and will continue to evaluate and manage portion sizes for certain side items. Finally, we will continue our efforts to strategically manage limited time offerings and their potential to positively impact menu mix and margin.

As a result of all of the initiatives just mentioned, we are striving for an approximate 10 to 15 basis point decrease in our food and beverage costs as a percent of sales year over year. Additionally, to reduce pressure on our margins, we are currently anticipating a lower level of discounting in fiscal 2012.

Labor and Benefits Costs

Labor and benefits for fiscal 2011 were approximately $43.2 million or 31.5% of net restaurant sales, compared to approximately $41.4 million or 31.5% of net restaurant sales for fiscal 2010. Labor and benefits, as a percentage of restaurant sales, were flat year over year due to additional staffing required to support the fourth quarter programs. This increase was completely offset by savings from operating below our full manager matrix and favorable healthcare claims experience. For 2012, we expect labor and benefits costs as a percentage of sales, to be 20 to 25 basis points lower than fiscal 2011’s percentage. This decrease is primarily due to anticipated sales leverage due to a lower level of discounts year over year, partially offset by operating closer to our full manager matrix.

Operating Expenses

Operating expenses for fiscal 2011 were approximately $38.4 million or 28.0% of net restaurant sales, compared to approximately $36.1 million or 27.5% of net restaurant sales for fiscal 2010. This year over year increase was primarily related to increased occupancy costs related to the full year impact of the New York and New Jersey restaurants, as well as higher supply and advertising costs. These increases were partially offset by lower utility costs. In fiscal 2011, advertising, as a percentage of sales, was approximately 3.4% compared to 3.2% for the prior year, primarily due to the increase in the Marketing Fund contribution from 0.5% for 2010 to 0.75% for 2011 and the resulting deployment of the additional funds.

For fiscal 2012, the Company has increased the Marketing Fund contribution system-wide, to 1.0% from 0.75% for fiscal 2011, and we expect that, advertising expense in total will be approximately 3.0 percent of net sales, including the contribution to the Marketing Fund. We intend to achieve our objectives with a lower marketing spend, by enhancing the use of social media and viral marketing tools, and utilizing more targeted marketing initiatives based on the results of the consumer market research conducted in 2011. Collectively, these strategies should allow us to optimize the dollars spent while still achieving our advertising objectives.

We are projecting operating expenses as a percentage of net sales for fiscal 2012 to be approximately 30 to 35 basis points lower than 2011’s percentage. The majority of this decline relates to the decrease in advertising expense.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2011 and 2010 was approximately $5.6 million and $5.5 million, respectively, and was 3.6% and 3.7%, respectively, of total revenue.

General and Administrative Expenses

General and administrative expenses for fiscal 2011 were approximately $16.5 million or 10.6% of total revenue compared to approximately $16.2 million or 10.9% of total revenue for fiscal 2010. This percentage decrease is primarily due to revenue leverage and a reduction in our bonus accrual. General and administrative expenses as a percent of total revenue, excluding stock-based compensation and board of directors’ cash compensation, were 9.6% for fiscal 2011 and 10.0% for fiscal 2010.

For fiscal 2011, stock-based compensation and board of director cash compensation expense was approximately $1.7 million compared with $1.3 million in fiscal 2010. The increase in this expense category was primarily due to a higher stock price year over year. Due to a higher average share price for the performance share programs vesting in fiscal 2012, we anticipate stock-based compensation and board of director cash compensation to be approximately $1.9 million for fiscal 2012, as follows (in thousands):

Performance Shares	Restricted Stock Units	Board of Directors Shares and Cash Compensation	Total

$1,267	$136	$510	$1,913

For 2012, we expect general and administrative expenses as a percentage of revenue, to be approximately 50 to 55 basis points unfavorable to 2011’s percentage, reflecting the increased stock-based and board of director cash compensation and full accrual for bonus achievement.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events and situations for fiscal 2011 and fiscal 2010:

2011 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$17
Gaithersburg, MD	Asset impairment(2)	148
Calhoun, MN	Asset impairment(3)	144
Tulsa, OK	Asset impairment(4)	198
Various	Other	6

Total for 2011		$513

(1)	The Company incurred various costs for previously closed restaurants, including a recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.

(2)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded, in accordance with FASB Accounting Standards Codification for Property Plant and Equipment, for this restaurant which we expect to relocate within its existing market in early 2013.

(3)

Based on the Company’s assessment of expected cash flows for this restaurant over the remainder of its respective lease term, an asset impairment charge was recorded, in accordance with FASB Accounting Standards Codification for Property Plant and Equipment.

(4)

In fiscal 2011, the Company entered into a purchase agreement for the sale of its Tulsa, OK restaurant for approximately $1.2 million. These assets had a net book value of approximately $1.4 million. In accordance with FASB Accounting Standards Codification for Property Plant and Equipment, these assets were accounted for as held for sale and an impairment charge was recorded since the net book value of the assets exceeded the sale price. On March 2, 2012 these assets were sold.

2010 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$68
Palatine, IL	Lease reserve(2)	88
Atlanta, GA	Gain on lease terminations(3)	(84)
Various	Other	2

Total for 2010		$74

(1)	The Company incurred costs for closed restaurants which primarily related to its Palatine, IL restaurant which was closed in 2010.

(2)

The lease reserve was recorded in accordance with FASB Accounting Standards Codification for Exit and Disposal Cost Obligations, and equals the net present value of the remaining lease obligations for the Palatine, Illinois restaurant, net of expected sublease income, equal to zero.

(3)

During 2010, the Company negotiated lease buyouts for its Marietta, GA location. Total termination fees were approximately $506,000 less lease reserve of approximately $590,000 for a net gain of approximately $84,000.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During fiscal 2011 and 2010, we had $412,000 and $300,000, respectively, of pre-opening expenses which included pre-opening rent and other pre-opening expenses. Pre-opening costs for 2012 are estimated to be approximately $797,000 for the opening for up to three company-owned restaurants as well as some pre-opening expenses for an undetermined company-owned restaurant to open in early 2013.

Interest Expense

Interest expense was approximately $1.1 million or 0.7% of total revenue for fiscal 2011 and approximately $1.1 million or 0.8% of total revenue for fiscal 2010. For fiscal 2011, interest expense decreased year over year due to lower average debt balances. In 2012, we anticipate interest expense to be essentially flat as a percentage of revenue.

Interest Income

Interest income was approximately $22,000 and $171,000 for fiscal 2011 and fiscal 2010, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances and on outstanding notes and accounts receivable balances. This decrease is due to several notes receivable primarily being fully paid in fiscal 2010.

Provision for Income Taxes

For fiscal 2011, our tax provision was approximately $2.8 million, or 33.2% of income before income taxes, compared to the prior year comparable period of approximately $3.8 million, or 34.5% of income before income taxes. The decrease in the effective tax rate for fiscal 2011 was primarily due to the settlement of certain tax adjustments proposed during the federal audit of the 2008 and 2009 tax years and the increased impact that employee-related tax credits combined with the higher level of discounting had on the effective rate.

We estimate an effective tax rate of approximately 34.0% for fiscal 2012 due to a reduction in the employee-related tax credits as a percentage of pre-tax income, the expected decrease in discounting year over year and the statutory expiration of certain tax credits.

Basic and Diluted Net Income Per Common Share

Net income for fiscal 2011 was approximately $5.6 million, or $0.70 per basic share and $0.68 per diluted share, on approximately 7,972,000 weighted average basic shares outstanding and approximately 8,149,000 weighted average diluted shares outstanding, respectively. Net income for fiscal 2010 was approximately $7.2 million, or $0.84 per basic share and $0.82 per diluted share, on approximately 8,620,000 weighted average basic shares outstanding and approximately 8,784,000 weighted average diluted shares outstanding, respectively.

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

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $16.2 million for fiscal 2010, compared to $17.1 million for 2009. The decline in franchise royalties reflected a comparable franchise sales decrease of 0.8%, the loss of approximately $333,000 of royalties from the 53rd week of fiscal 2009 and a net decrease of two franchise restaurants year over year. Nine new franchise restaurants opened in fiscal 2010, four restaurants closed, and seven restaurants became company-owned locations. Fiscal 2010 included 6,458 franchise operating weeks, compared to 6,758 franchise operating weeks in fiscal 2009. There were 130 franchise-operated restaurants open at January 2, 2011, compared to 132 at January 3, 2010.

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

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants open at least 24 months ended January 2, 2011 increased 0.7%, compared to fiscal 2009’s decrease of 6.3%. For fiscal 2010 and fiscal 2009, there were 40 and 37 restaurants, respectively, included in the company-owned 24 month comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2010 and fiscal 2009 decreased 0.8% and 8.5%, respectively. For fiscal 2010 and fiscal 2009, there were 94 and 90 restaurants, respectively, included in the franchise-operated 24 month comparable sales base. Neither franchise-operated comparable sales nor company-owned comparable sales included the results of the seven franchise restaurants acquired in March of 2010. These restaurants entered the company-owned comparable sales base in March 2011, for the second, third and fourth quarters but not the full fiscal year as it only took 12 months to stabilize operations of these restaurants.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for fiscal 2010 and fiscal 2009:

	Fiscal Years Ended
	January 2,	January 3,
	2011	2010
Average Weekly Net Sales (AWS):
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

Labor and Benefits Costs

Labor and benefits for fiscal 2010 were approximately $41.4 million or 31.5% of net restaurant sales, compared to approximately $37.0 million or 31.4% of net restaurant sales for fiscal 2009. This percentage increase reflected higher direct labor costs, incurred to normalize operations at the new company-owned restaurant, as well as the seven acquired restaurants. The company also realized higher employee benefit costs year over year. These increases were partially offset by savings from operating below our full manager matrix.

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

General and Administrative Expenses

General and administrative expenses for fiscal 2010 were approximately $16.2 million or 10.9% of total revenue compared to approximately $16.0 million or 11.8% of total revenue for fiscal 2009. This percentage decrease was primarily due to revenue leverage. General and administrative expenses as a percent of total revenue, excluding stock-based compensation and board of directors’ cash compensation, were 10.0% for fiscal 2010 and 11.2% for fiscal 2009. For fiscal 2010, stock-based compensation and board of director cash compensation expense was approximately $1.3 million compared with $832,000 in fiscal 2009.

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

2010 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$68
Palatine, IL	Lease reserve(2)	88
Atlanta, GA	Gain on lease terminations(3)	(84)
Various	Other	2

Total for 2010		$74

(1)	The Company incurred costs for closed restaurants which primarily related to its Palatine, IL restaurant which was closed in 2010.

(2)

The lease reserve was recorded in accordance with FASB Accounting Standards Codification for Exit and Disposal Cost Obligations, and equals the net present value of the remaining lease obligations for the Palatine, Illinois restaurant, net of expected sublease income, equal to zero.

(3)

During 2010, the Company negotiated lease buyouts for its Marietta, GA location. Total termination fees were approximately $506,000 less lease reserve of approximately $590,000 for a net gain of approximately $84,000.

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

(2)

During 2009, the Company negotiated lease buyouts for two Georgia locations, for a restaurant that closed in fiscal year 2006, and negotiated a lease termination settlement for a restaurant site where construction had never commenced. Total termination fees were approximately $1,313,000 less lease reserves of approximately $1,475,000 for a net gain of approximately $162,000.

(3)

In accordance with FASB Accounting Standards Codification for Property, Plant and Equipment, the asset impairment charge, which was recorded in the third quarter of fiscal 2009, was related to a software product that was replaced with an alternative solution prior to implementation.

Gain on Acquisition, Net of Acquisition Costs

On March 3, 2010, the Company purchased the assets of seven of nine Famous Dave’s restaurants located in New York and New Jersey previously owned and operated by a Famous Dave’s franchisee, North Country BBQ Ventures, Inc. These assets were purchased under Section 363 of Chapter 11 of the U.S. Bankruptcy Code and the acquisition was approved by the United States Bankruptcy Court for the District of New Jersey. The Company did not assume any liabilities except for the outstanding gift cards that the Company chose to honor. Famous Dave’s of America, Inc. continues to operate the restaurants. For the two restaurants that were not acquired, one was subsequently closed after the transaction and the other was purchased out of bankruptcy by another buyer, who assumed the existing franchise agreement, and then subsequently closed it in early 2012.

The purchase price for the seven restaurants was approximately $7.4 million and was offset by approximately $649,000 of pre- and post-petition notes receivable of the Company due and payable from the seller, resulting in a net cash payment of $6.8 million, which was funded by a term loan from Wells Fargo Bank, N.A. (See Financial Condition, Liquidity, and Capital Resources section for the specific terms and conditions for this term loan.) This acquisition was accounted for using the acquisition method of accounting in accordance with FASB Accounting Standards Codification for Business Combinations. The net assets acquired were recorded based on their fair values at the acquisition date as follows (in thousands):

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

The excess of the aggregate fair value of the assets acquired over the purchase price was allocated to gain on acquisition of approximately $2.3 million and is reflected in the consolidated statements of operations for the fiscal year ended 2010. The Company incurred approximately $386,000 of costs associated with the acquisition, $79,000 of which were incurred in fiscal 2009, and $307,000 of which were incurred in fiscal 2010. The fiscal 2009 acquisition-related costs are reflected as a net adjustment to the gain on the acquisition in the consolidated statements of operations for the year ended 2009.

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

Provision for Income Taxes

For fiscal 2010, our tax provision was approximately $3.8 million, or 34.5% of income before income taxes, compared to the prior year comparable period of approximately $3.0 million, or 34.4% of income before income taxes. The slight increase in the effective tax rate for fiscal 2010 was partially due to the impact of certain tax adjustments proposed during the federal audit of the 2008 and 2009 tax years.

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

Financial Condition, Liquidity and Capital Resources

As of January 1, 2012 our Company held unrestricted cash and cash equivalents of approximately $1.1 million compared to approximately $2.7 million as of January 2, 2011. Our cash balance reflects the repurchase of common stock for $5.7 million, $5.5 million of cash flows used for capital expenditures, and $2.0 million of cash flows used to pay down our line of credit balance in fiscal 2011. These cash expenditures were partially offset by the cash flows provided by fiscal 2011 operations.

Our current ratio, which measures our immediate short-term liquidity, was 0.83 at January 1, 2012 compared to 0.81 at January 2, 2011. The current ratio is computed by dividing total current assets by total current liabilities. The change in our current ratio was primarily due to a decrease in our accounts payable balances due to optimizing our vendor payments for quicker payment terms to realize discounts partially offset by a lower cash balance year over year. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operations for each of the last three fiscal years was approximately $11.9 million in fiscal 2011, $13.9 million in fiscal 2010, and $14.5 million in fiscal 2009. Cash generated in fiscal 2011 was primarily from net income of approximately $5.6 million, depreciation and amortization of approximately $5.6 million, stock-based compensation of $1.3 million, an increase in deferred rent of approximately $911,000, an increase in deferred taxes of approximately $659,000, a decrease in prepaid expenses of approximately $604,000 and asset impairment and estimated lease termination and other closing costs of $513,000. These net increases were partially offset by an approximate $2.0 million decrease in accounts payable and a decrease of $740,000 in other current liabilities.

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

Cash generated in fiscal 2009 was primarily from net income of approximately $5.7 million, depreciation and amortization of approximately $5.2 million, a decrease in deferred taxes of approximately $1.8 million and increased accrued compensation and benefits of approximately $2.0 million. These increases were partially offset by, a decrease in accounts payable of approximately $1.7 million, and a decrease in other liabilities of approximately $1.0 million.

Net cash used for investing activities for each of the last three fiscal years was approximately $5.1 million in fiscal 2011, $11.8 million in fiscal 2010, and $1.9 million in fiscal 2009. In fiscal 2011, we used approximately $5.5 million for capital expenditures for the construction of two new company-owned restaurants, continued investment in, and remodeling projects for our existing restaurants and various corporate infrastructure projects. In fiscal 2010, we used approximately $5.3 million for capital expenditures and $6.8 million for the acquisition of the seven New York and New Jersey restaurants. The capital expenditures were primarily for continued investment in, and remodeling projects for our existing restaurants, including approximately $364,000 for the New York and New Jersey restaurants, as well as for the conversion of our new company-owned restaurant, and various corporate infrastructure projects. In 2009, our cash spent on fixed assets was approximately $2.0 million, and we also had approximately $300,000 in accrued fixed asset charges at the end of the year for projects in process that had not been paid for. Additionally, a portion of our corporate infrastructure projects, originally planned to occur in fiscal 2009, were moved to fiscal 2010.

We expect total 2012 capital expenditures to be approximately $6.9 million, primarily reflecting three new restaurant openings, continued investments in our existing restaurants, including several significant remodeling projects, and continued investments in corporate infrastructure systems.

Net cash used for financing activities was approximately $8.2 million in fiscal 2011, $2.5 million in fiscal 2010, and $11.3 million in fiscal 2009. In fiscal 2011, we had draws on our line of credit of approximately $28.6 million and had repayments of approximately $30.6 million. The maximum balance on our line of credit during fiscal 2011 was $16.0 million. Additionally, we used approximately $5.7 million to repurchase approximately 610,000 shares of our common stock at an average price of $9.42 per share, excluding commissions. In fiscal 2010, we had draws on our line of credit of approximately $20.5 million and had repayments of approximately $21.0 million. The maximum balance on our line of credit during fiscal 2010 was $16.0 million. Additionally, we used approximately $8.7 million to repurchase approximately 1.1 million shares of our common stock at an average price of $8.18 per share, excluding commissions. In fiscal 2009, we had draws on our line of credit of approximately $9.0 million and had repayments of approximately $13.5 million. The maximum balance on our line of credit during fiscal 2009 was $18.0 million. Additionally, we repaid $7.0 million of high interest rate debt. In fiscal 2012, we will continue to have three main uses for our capital. First and foremost, we will continue to grow our system by investing in capital assets. Secondarily, we will continue to repurchase our common stock. Thirdly, we will continue to reduce our debt levels.

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

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the Credit Agreement as the greater of the Federal Funds Rate (0.25% at January 1, 2012) plus 0.5% or Wells Fargo’s prime rate (3.25% at January 1, 2012). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.25% for Eurodollar Rate Loans and from 0.00% to +0.75% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of January 1, 2012, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average rate for the fiscal year ended January 1, 2012 was 2.72%.

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $30.0 million in aggregate during the term of the agreement) beginning with the amendment of July 5, 2011.

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At January 1, 2012 we had $11.0 million in borrowings under this Facility, and had approximately $620,000 in letters of credit for real estate locations. We were in compliance with all covenants under the Credit Agreement as of January 1, 2012.

If the bank were to call the Facility prior to expiration, the Company believes there are multiple options available to obtain other sources of financing. Although possibly at different terms, the Company believes there would be other lenders available and willing to finance a new credit facility. However, if replacement financing were unavailable to us, termination of the Facility without adequate replacement would have a material and adverse impact on our ability to continue our business operations.

We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

The July amendment to the Credit Agreement accelerated the maturity date of the Term loan, which now matures on July 5, 2016. Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the fiscal year ended January 1, 2012 was 2.54%. As required by the July Credit Agreement amendment, the Company is now required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

Contractual Obligations

(In thousands)

Payments Due by Period (including interest)

	Total	2012	2013	2014	2015	2016	Thereafter
Long Term Debt(1)	$7,057	$900	$908	$907	$897	$3,445	$—
Financing Leases	4,865	628	647	653	673	680	1,584
Line of Credit(2)	11,000	—	—	—	—	11,000	—
Operating Lease Obligations	141,403	5,836	5,851	5,903	5,990	5,644	112,179
Sublease Income	(60)	(34)	(26)	—	—	—	—

Total	$164,265	$7,330	$7,380	$7,463	$7,560	$20,769	$113,763

(1)	This is variable interest rate debt and the interest expense assumption was based on projected interest rates ranging from 3.3% to 6.8% over the term of the loan at January 1, 2012.

(2)

The Company pays interest on the outstanding line balance in accordance with the terms contained in our Credit Facility (see note 8 to our financial statements and appearing elsewhere in this Annual Report). However, the Company has excluded interest payments from this commitment table because it uses the Line of Credit for working capital purposes, as such, it will periodically draw upon and partially repay the line of credit throughout any given year. This results in fluctuations in the annual outstanding balance, therefore, making it difficult to accurately estimate future principal balances and interest payments as of January 1, 2012. Additionally, the Company is contractually required to repay the balance at maturity, July 5, 2016.

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

Income Taxes

In 2011, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $31.5 million for state purposes, which if not used, will begin to expire in fiscal 2020. This amount will be adjusted when we file our fiscal 2011 income tax returns in 2012.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents, investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of January 1, 2012 was approximately $20.5 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-price purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We now have secondary and in some cases tertiary source suppliers for key items in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2012. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our Management has concluded that, as of January 1, 2012, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter ended January 1, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

The Company has adopted a Code of Ethics specifically applicable to its CEO, CFO and Key Financial & Accounting Management. In addition, there is a more general Code of Ethics applicable to all team members. The Code of Ethics is available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting it.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains the 1995 Stock Option and Compensation Plan (the “Management Plan”), the 1997 Employee Stock Option Plan (the “Employee Plan”), the 1998 Director Stock Option Plan (the “Director Plan”) and the 2005 Stock Incentive Plan (the “2005 Plan”). We have also granted stock incentives outside of these equity compensation plans in limited situations. The Management Plan prohibits the granting of incentives after December 29, 2005, the tenth anniversary of the date the Management Plan was approved by the Company’s shareholders. Similarly, the Employee Plan prohibits the granting of incentives after June 24, 2007, the tenth anniversary of the date the Employee Plan was approved by the Company’s board of directors. The Director Plan prohibits the granting of incentives after June 10, 2008, the tenth anniversary of the date the Director Plan was approved by the Company’s shareholders. As such, no further grants of incentives may be made under the Management Plan, the Employee Plan or the Director Plan. Nonetheless, these plans will remain in effect until all outstanding incentives granted there-under have either been satisfied or terminated.

The purpose of the 2005 Plan, which was approved by the Company’s shareholders at the May 2005 annual shareholders meeting, is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of the Company. Under the 2005 Plan, an aggregate of 496,789 shares of our Company’s common stock remained unreserved and available for issuance at January 1, 2012.

The Management Plan, the Director Plan and the 2005 Plan have each been approved by the Company’s shareholders. The Employee Plan was not submitted for approval to the Company’s shareholders. The following table sets forth certain information as of January 1, 2012 with respect to the Management Plan, the Employee Plan, the Director Plan and the 2005 Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by shareholders:
1995 Stock Option and Compensation Plan	100,000	$5.96	—
1998 Director Stock Option Plan	75,500	$7.11	—
2005 Stock Incentive Plan(1)(2)	670,021	$10.98	496,789

TOTAL	845,521	$6.69	496,789

Equity compensation plans not approved by shareholders:
1997 Employee Stock Option Plan	7,125	$6.35	—

TOTAL	852,646	$6.68	496,789

(1)

The number of securities to be issued upon exercise of outstanding options, warrants, and rights, as it relates to the 2005 plan includes 585,021 performance shares, 75,000 restricted shares, and 10,000 options granted.

(2)	At the 2011 Shareholder’s meeting on May 3, 2011, the shareholders approved 450,000 additional shares to be made available for grant.

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

Documents filed as part of this Form 10-K:

Exhibits:

See “exhibit index” on the page following the consolidated financial statements and related footnotes and the signature page to this Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Famous Dave’s of America, Inc.

We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave’s of America, Inc. and subsidiaries as of January 1, 2012 and January 2, 2011 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 16, 2012

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 1, 2012 AND JANUARY 2, 2011

(in thousands, except per-share data)

	January 1,	January 2,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,148	$2,654
Restricted cash	275	94
Accounts receivable, net	3,430	3,097
Inventories	2,754	2,444
Deferred tax asset	525	205
Prepaid expenses and other current assets	1,765	2,369
Current portion of notes receivable, net	60	384

Total current assets	9,957	11,247

Property, equipment and leasehold improvements, net	60,972	61,550

Other assets:
Notes receivable, net, less current portion	—	54
Intangible assets, net	2,691	2,739
Other assets	497	539

	$74,117	$76,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$904	$538
Accounts payable	1,940	3,935
Accrued compensation and benefits	4,696	4,409
Other current liabilities	4,397	4,972

Total current liabilities	11,937	13,854

Long-term liabilities:
Line of credit	11,000	13,000
Long-term debt, less current portion	5,383	6,205
Financing lease obligations, less current portion	4,068	4,292
Deferred tax liability	1,425	446
Other liabilities	6,210	5,428

Total liabilities	40,023	43,225

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 7,707 and 8,245 shares issued and outstanding at January 1, 2012 and January 2, 2011 respectively	77	82
Additional paid-in capital	5,871	10,238
Retained earnings	28,146	22,584

Total shareholders’ equity	34,094	32,904

	$74,117	$76,129

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

JANUARY 1, 2012, JANUARY 2, 2011, AND JANUARY 3, 2010

(in thousands, except share and per share data)

	January 1,	January 2,	January 3,
	2012	2011	2010
Revenue:
Restaurant sales, net	$136,896	$131,154	$117,934
Franchise royalty revenue	16,611	15,902	16,912
Franchise fee revenue	320	345	200
Licensing and other revenue	984	867	972

Total revenue	154,811	148,268	136,018

Costs and expenses:
Food and beverage costs	40,829	38,754	35,489
Labor and benefits costs	43,170	41,352	37,016
Operating expenses	38,398	36,107	31,487
Depreciation and amortization	5,616	5,547	5,191
General and administrative expenses	16,463	16,165	16,000
Asset impairment and estimated lease termination and other closing costs	513	74	218
Pre-opening expenses	412	300	—
Gain on acquisition, net of acquisition costs	—	(2,036)	79
Net loss on disposal of property	14	22	24

Total costs and expenses	145,415	136,285	125,504

Income from operations	9,396	11,983	10,514

Other expense:
Loss on early extinguishment of debt	—	—	(509)
Interest expense	(1,085)	(1,140)	(1,443)
Interest income	22	171	129
Other expense, net	(7)	—	(1)

Total other expense	(1,070)	(969)	(1,824)

Income before income taxes	8,326	11,014	8,690

Income tax expense	(2,764)	(3,796)	(2,989)

Net income	$5,562	$7,218	$5,701

Basic net income per common share	$0.70	$0.84	$0.63

Diluted net income per common share	$0.68	$0.82	$0.62

Weighted average common shares outstanding — basic	7,972,000	8,620,000	9,114,000

Weighted average common shares outstanding — diluted	8,149,000	8,784,000	9,211,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED

JANUARY 1, 2012, JANUARY 2, 2011, AND JANUARY 3, 2010

(in thousands)

			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Amount			Total
Balance — December 28, 2008	9,079	$91	$16,428	$9,665	$26,184
Exercise of stock options	17	—	57	—	57
Tax benefit for equity awards issued	—	—	436	—	436
Common stock issued	147	1	791	—	792
Performance shares surrendered to cover payroll taxes incurred	(10)	—	(28)	—	(28)
Repurchase of common stock	(31)	—	(188)	—	(188)
Stock-based compensation	—	—	492	—	492
Deferred compensation	—	—	(452)	—	(452)
Net income	—	—	—	5,701	5,701

Balance — January 3, 2010	9,202	$92	$17,536	$15,366	$32,994
Exercise of stock options	93	1	351	—	352
Tax benefit for equity awards issued	—	—	62	—	62
Common stock issued	26	—	—	—	—
Performance shares surrendered to cover payroll taxes incurred	(9)	—	(68)	—	(68)
Repurchase of common stock	(1,067)	(11)	(8,735)	—	(8,746)
Stock-based compensation	—	—	861	—	861
Deferred compensation	—	—	231	—	231
Net income	—	—	—	7,218	7,218

Balance — January 2, 2011	8,245	$82	$10,238	$22,584	$32,904
Exercise of stock options	41	—	128	—	128
Tax benefit for equity awards issued	—	—	80	—	80
Common stock issued	40	1	153	—	154
Performance shares surrendered to cover payroll taxes incurred	(9)	—	(82)	—	(82)
Repurchase of common stock	(610)	(6)	(5,753)	—	(5,759)
Stock-based compensation	—	—	1,183	—	1,183
Deferred compensation	—	—	(76)	—	(76)
Net income	—	—	—	5,562	5,562

Balance — January 1, 2012	7,707	$77	$5,871	$28,146	$34,094

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

JANUARY 1, 2012, JANUARY 2, 2011, AND JANUARY 3, 2010

(in thousands)

	January 1,	January 2,	January 3,
	2012	2011	2010
Cash flows from operating activities:
Net income	$5,562	$7,218	$5,701
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	5,616	5,547	5,191
Amortization of deferred financing costs	59	56	60
Loss on early extinguishment of debt	—	—	159
Net loss on disposal of property	14	22	24
Gain on acquisition of restaurants	—	(2,343)	—
Asset impairment and estimated lease termination and other closing costs	513	74	218
Inventory reserve	6	8	45
Deferred income taxes	659	1,161	1,777
Deferred rent	911	671	277
Stock-based compensation	1,259	1,092	832
Tax benefit for equity awards issued	80	62	436
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(181)	533	543
Accounts receivable, net	(333)	(83)	443
Inventories	(310)	(153)	48
Prepaid expenses and other current assets	604	(478)	(160)
Deposits	19	(6)	100
Accounts payable	(2,042)	(70)	(1,745)
Accrued compensation and benefits	208	1	2,023
Other current liabilities	(740)	470	(1,477)
Long-term deferred compensation	(52)	102	26

Cash flows provided by operations	11,852	13,884	14,521

Cash flows from investing activities:
Payments received on notes receivable	378	428	54
Payments for acquired restaurants	—	(6,822)	—
Purchases of property, equipment and leasehold improvements	(5,506)	(5,296)	(1,984)
Issuance of note receivable	—	(64)	—

Cash flows used for investing activities	(5,128)	(11,754)	(1,930)

Cash flows from financing activities:
Proceeds from long-term debt	—	6,800	—
Proceeds from draws on line of credit	28,600	20,500	9,000
Payments on line of credit	(30,600)	(21,000)	(13,500)
Payments for debt issuance costs	(96)	(24)	(45)
Payments on long-term debt and financing lease obligations	(680)	(416)	(7,042)
Proceeds from exercise of stock options	128	352	57
Tax benefit for equity awards issued	80	62	436
Repurchase of common stock	(5,662)	(8,746)	(188)

Cash flows used for financing activities	(8,230)	(2,472)	(11,282)

(Decrease) increase in cash and cash equivalents	(1,506)	(342)	1,309

Cash and cash equivalents, beginning of year	2,654	2,996	1,687

Cash and cash equivalents, end of year	$1,148	$2,654	$2,996

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business — We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of January 1, 2012, there were 187 Famous Dave’s restaurants operating in 37 states, including 54 company-owned restaurants and 133 franchise-operated restaurants. An additional 63 franchise restaurants were committed to be developed through signed area development agreements as of January 1, 2012.

Seasonality — Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt customer and team member transportation to our restaurants.

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

Fiscal year — Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended January 1, 2012 (fiscal 2011) and January 2, 2011 (fiscal 2010) consisted of 52 weeks, and the fiscal year ended January 3, 2010 (fiscal 2009) consisted of 53 weeks.

Unrestricted cash and cash equivalents — Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured at January 1, 2012. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $18,000 and $80,000 at January 1, 2012 and January 2, 2011, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

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

Liquor licenses — As part of the New York/New Jersey acquisition completed in March of 2010 (see note 18), the Company acquired transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated Balance Sheets (see note 5) at January 1, 2012 and January 2, 2011. In accordance with the FASB Accounting Standards Codification for Intangibles — Goodwill and Other Intangibles, we annually review the liquor licenses for impairment. In fiscal 2011 and 2010, no impairment charges were recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Debt issuance costs — Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis, which approximates the effective interest method. In the event of early debt re-payment, the capitalized debt issuance costs are written-off as a loss on early extinguishment of debt. The carrying value of our deferred debt issuance costs, classified in other long-term assets, is approximately $180,000, and $143,000 respectively, net of accumulated amortization of $647,000 and $588,000, respectively, as of January 1, 2012 and January 2, 2011, respectively.

Construction overhead and capitalized interest — We capitalize construction overhead costs until the time a building is turned over to operations, which is approximately two weeks prior to opening. In fiscal 2011 and 2010, we capitalized construction overhead costs of approximately $196,000 and $126,000, respectively. In 2009, we did not have any new restaurant construction and, therefore, did not have any capitalized construction overhead. There was no capitalized interest in fiscal years 2011, 2010, or 2009. We depreciate and amortize construction overhead and capitalized interest over the same useful life as leasehold improvements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising costs — Advertising costs are charged to expense as incurred. Advertising costs were approximately $4.7 million, $4.2 million, and $4.0 million for fiscal years 2011, 2010, and 2009, respectively, and are included in operating expenses in the consolidated statements of operations.

Software implementation costs — We capitalize labor costs associated with the implementation of significant information technology infrastructure projects. This is based on actual labor rates per person including benefits, for all the time spent in the implementation of software in accordance with the FASB Accounting Standard Codification for Intangibles—Goodwill and Other. In fiscal 2011, we capitalized approximately $48,000 of software implementation costs. In 2010, we did not capitalize any software implementation costs. In fiscal 2009, we capitalized approximately $4,000 of software implementation costs.

Research and development costs — Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and Limited-Time Offering (“LTO”) items, recipe enhancements and documentation activities. Research and development costs were approximately $342,000, $346,000, and $369,000, for fiscal years 2011, 2010, and 2009, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses — All start-up and pre-opening costs are expensed as incurred. We had pre-opening expenses of approximately $412,000 in fiscal 2011 related to two Company-owned restaurants and $300,000 in fiscal 2010 related to one Company-owned restaurant which opened in 2010. In fiscal 2009, we did not open any new Company-owned restaurants. Also, included in pre-opening expenses is pre-opening rent during the build-out period.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset retirement obligation — We account for asset retirement obligations under the FASB Accounting Standards Codification for Asset Retirement and Environmental Obligations, which requires recognition of a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. The net ARO liability included in other long term liabilities in our consolidated balance sheets was $102,000 at January 1, 2012 and $96,000 at January 2, 2011.

Marketing fund and restricted cash — In fiscal 2004, we established a system-wide Marketing fund. Company-owned restaurants in addition to franchise-operated restaurants, that entered into franchise agreements with the Company after December 17, 2003, are required to contribute a percentage of net sales to the fund that is used for public relations and marketing development efforts throughout the system. These restaurants were required to contribute 0.75% and 0.5% of net sales to this fund during fiscal 2011 and 2010, respectively. In fiscal 2012, the contribution will be 1.0% of net sales. The assets held by this fund are considered restricted and are in an interest bearing account. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets as of January 1, 2012 and January 2, 2011. As of January 1, 2012 and January 2, 2011, we had approximately $275,000 and $94,000 in this fund, respectively.

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

Following is a reconciliation of basic and diluted net income per common share:

	Fiscal Year
(in thousands, except per share data)	2011	2010	2009
Net income per common share — basic:
Net income	$5,562	$7,218	$5,701
Weighted average shares outstanding	7,972	8,620	9,114
Net income per common share — basic	$0.70	$0.84	$0.63

Net income per common share — diluted:
Net income	$5,562	$7,218	$5,701
Weighted average shares outstanding	7,972	8,620	9,114
Dilutive impact of common stock equivalents outstanding	177	164	97

Adjusted weighted average shares outstanding	8,149	8,784	9,211
Net income per common share — diluted	$0.68	$0.82	$0.62

There were 25,500 and 158,640 options outstanding as of January 1, 2012 and January 3, 2010, respectively, that were not available to be included in the computation of diluted EPS because they were anti-dilutive. All options outstanding as of January 2, 2011 were used in the computation of diluted EPS for fiscal 2010.

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

The FASB Accounting Standards Codification for Compensation-Stock Compensation requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as cash flows from financing activities. There were no stock options granted during fiscal years 2011, 2010 or 2009.

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

Franchise arrangements — Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include, but are not limited to a meeting with Famous Dave’s Executive Team and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). During fiscal 2012, to incentivize growth, any partner who signs a franchise agreement and opens a “Shack” style counter service restaurant in fiscal 2012 will have their initial franchise fee’s reduced by 50% for that restaurant. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

Because of the continuing difficult economic environment and scarcity of capital for development, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during 2010 and 2009. In fiscal 2011, we modified and extended this growth incentive program. The modification offered new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. All franchise restaurants opened in the first, second, and third quarters paid a reduced royalty of 2.5%, 3%, and 4%, respectively, from the date of opening through the remainder of 2011. Any openings in the fourth quarter and beyond were at the 5% royalty rate. In 2012, there are no reduced royalty rate programs.

Licensing and other revenue — We have a licensing agreement for our retail products, the initial term of which expires in April 2015 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue is recorded based on royalties earned by the Company in

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with our agreement. Licensing revenue for fiscal years 2011, 2010 and 2009 was approximately $702,000, $595,000, and $523,000, respectively.

Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training, information technology setup and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2011, 2010 and 2009 was approximately $282,000, $272,000, and $449,000, respectively.

(2) INVENTORIES

Inventories consisted approximately of the following at:

	January 1,	January 2,
(in thousands)	2012	2011
Small wares and supplies	$1,571	$1,420
Food and beverage	1,145	986
Retail goods	38	38

	$2,754	$2,444

(3) NOTES RECEIVABLE

Notes receivable consisted approximately of the following at:

	January 1,	January 2,
(in thousands)	2012	2011
Star Ribs — monthly installment of approximately $39, payments began in March 2010, including interest of 7.9%. This note was paid in full in September 2011. This note was unsecured.	$—	$319	(1)

Old School BBQ, Inc. — monthly installments of approximately $5.7 including interest at 9.0%, due November 2012, secured by property and equipment and guaranteed by the franchise owners.	60	119

Total notes receivable	60	438
Less: current maturities	(60)	(384)

Long-term portion of notes receivable	$—	$54

(1)	The note was originally classified as accounts receivable, but was reclassified to a note receivable due to the payment terms established by the bankruptcy court.

Future principal payments to be received on notes receivable are approximately as follows:

(in thousands)
Fiscal Year
2012	$60

Total	$60

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net, consisted approximately of the following at:

	January 1,	January 2,
(in thousands)	2012	2011
Land, buildings and improvements	$70,980	$69,592
Furniture, fixtures, and equipment	37,186	34,057
Décor	2,806	2,768
Construction in progress	274	869
Assets held for sale (See note 19)	1,200	—
Accumulated depreciation and amortization	(51,474)	(45,736)

Property, equipment and leasehold improvements, net	$60,972	$61,550

(5) INTANGIBLE ASSETS

As a result of the acquisition of the seven restaurants in New York and New Jersey restaurants (see note 18), the Company acquired intangible assets that consisted of liquor licenses and lease interest assets. The liquor licenses are indefinite lived assets (see note 1) and are not subject to amortization. The lease interest assets are amortized, to occupancy costs, on a straight-line basis over the remaining term of each respective lease. At January 1, 2012, lease interest assets consisted of a current portion, recorded with the prepaids and other current assets, and non-current portion with gross carrying amounts of approximately $48,000 and $1.4 million, respectively.

Accumulated amortization was approximately $87,000 at January 1, 2012, with a remaining weighted average amortization period of approximately 31 years. Amortization for each of the next five years is expected to be approximately $48,000.

A reconciliation of beginning and ending amounts of intangible assets for the years ended January 1, 2012 and January 2, 2011, respectively, is presented in a table below:

Intangible
(in thousands)	Assets
Balance at January 3, 2010	$—
Additions	2,827
Amortization	(40)

Balance at January 2, 2011	2,787
Amortization	(48)
Less current portion of lease interest assets	(48)

Balance at January 1, 2012	$2,691

(6) OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

	January 1,	January 2,
(in thousands)	2012	2011
Gift cards payable	$1,916	$1,960
Other liabilities	1,196	1,347
Sales tax payable	863	785
Income taxes payable	275	681
Deferred franchise fees	105	140
Accrued property and equipment purchases	42	59

	$4,397	$4,972

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) OTHER LIABILITIES

Other liabilities consisted of the following at:

	January 1,	January 2,
(in thousands)	2012	2011
Deferred rent	$5,915	$5,043
Other liabilities	193	289
Asset retirement obligations	102	96

	$6,210	$5,428

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

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the Credit Agreement as the greater of the Federal Funds Rate (0.25% at January 1, 2012) plus 0.5% or Wells Fargo’s prime rate (3.25% at January 1, 2012). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.25% for Eurodollar Rate Loans and from 0.00% to +0.75% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of January 1, 2012, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average rate for the fiscal year ended January 1, 2012 was 2.72%.

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $30.0 million in aggregate during the term of the agreement) beginning with the amendment of July 5, 2011.

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At January 1, 2012 we had $11.0 million in borrowings under this Facility, and had approximately $620,000 in letters of credit for real estate locations. We were in compliance with all covenants under the Credit Agreement as of January 1, 2012.

If the bank were to call the Facility prior to expiration, the Company believes there are multiple options available to obtain other sources of financing. Although possibly at different terms, the Company believes there would be other lenders available and willing to finance a new credit facility. However, if replacement financing were unavailable to us, termination of the Facility without adequate replacement would have a material and adverse impact on our ability to continue our business operations.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Facility, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Our credit facility consisted of the following at:

	January 1,	January 2,
(in thousands)	2012	2011
Credit facility — Wells Fargo — balloon payment of the outstanding balance due July 2016	$11,000	$13,000
Less: current maturities	—	—

Long-term credit facility net of current portion	$11,000	$13,000

Required principal payments under our credit facility are as follows:

(in thousands)
Fiscal Year
2012	$—
2013	—
2014	—
2015	—
2016	11,000

Total credit facility obligation	$11,000

Long-Term Debt

The July amendment to the Credit Agreement accelerated the maturity date of the Term loan, which now matures on July 5, 2016. Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the fiscal year ended January 1, 2012 was 2.54%. As required by the July Credit Agreement amendment, the Company is now required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

Long-term debt consisted approximately of the following at:

	January 1,	January 2,
(in thousands)	2012	2011
Notes Payable — Wells Fargo — monthly installments are approximately $57 until July 2016, then we have a balloon payment of approximately $3,003 including interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of one, two, three, or six months which is determined by the Company and is due July 2016, secured by the property and equipment	$6,063	$6,545
Less: current maturities	(680)	(340)

Long-term debt net of current maturities	$5,383	$6,205

Required principal payments on long-term debt are as follows:

(in thousands)
Fiscal Year
2012	$680
2013	680
2014	680
2015	680
2016	3,343

Total	$6,063

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Lease Obligation

On March 31, 1999, the Company completed a $4.5 million financing obligation involving three existing restaurants as part of a sale/leaseback transaction. Under this financing, we are obligated to make monthly payments of $52,315 (which increases 4.04% every two years) for a minimum of 20 years. At the end of the 20 year lease term, we may extend the lease for up to two additional five year terms. We also have the option to purchase the leased restaurants on the 20th anniversary of the lease term and between the first and second five year option terms. The option purchase price is the greater of $4.5 million or the fair market value, as defined in the agreement, of the properties at the time the purchase option is exercised. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements, and had been depreciated over a 30 year term until fiscal 2007 when it was determined that it was likely that we would not renew the lease at the end of the original term. This resulted in a change in accounting estimate for the useful life of the restaurant’s assets to 20 years from 30 years. Accelerated depreciation of $61,000 was recorded in 2007 and will continue to be recorded on an accelerated basis prospectively. In addition, as the monthly lease payments are made, the obligation will be reduced by the revised 20 year amortization table.

Financing lease obligations consisted of the following at:

	January 1,	January 2,
(in thousands)	2012	2011
Financing lease — Spirit Financial — monthly installments of $50-$59 — including an interest rate of 9.63%, due in March 2019.	$4,292	$4,490
Less current maturities	(224)	(198)

Long-term financing lease net of current maturities	$4,068	$4,292

Required principal payments under our financing leases are as follows:

(in thousands)
Fiscal Year
2012	$224
2013	266
2014	300
2015	351
2016	393
Thereafter	2,758

Total	$4,292

(9) OPERATING LEASE OBLIGATIONS

We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 1 to 36 years, including lease renewal options. Thirteen of the leases require percentage rent between 3% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal years 2011, 2010, and 2009, including rent, common area maintenance costs, real estate taxes and percentage rent, were approximately $9.5 million, $8.8 million, and $7.1 million, respectively. Minimum rents were approximately $5.6 million, $5.3 million, and $5.1 million, for fiscal years 2011, 2010, and 2009, respectively. Percentage rent was approximately $94,000, $326,000, and $368,000 for fiscal years 2011, 2010, and 2009, respectively. Due to a lease amendment in 2010, one restaurant lease converted its rent payments from a percentage rent to a minimum rent structure, thus reducing percentage rent year over year.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December of 2009, the Company sublet 2,100 square feet of its corporate office space until the end of its base lease term. Sublease income has reduced the future minimum lease payments. In 2011 and 2010, the Company recognized $32,000 and $23,000, respectively of sublease income which partially offset our total rent expense. In fiscal 2009, we did not have any sublease income.

Future minimum lease payments (including reasonably assured renewal options) existing at January 1, 2012 were:

(in thousands)
Fiscal Year
2011	$5,836
2012	5,851
2013	5,903
2014	5,990
2015	5,644
Thereafter	112,179

Total operating lease obligations	141,403
Sublease income	(60)

Net operating lease obligations	$141,343

(10) PERFORMANCE SHARES, STOCK OPTIONS, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES

Stock-based Compensation

We recognized stock-based compensation expense in our consolidated statements of operations for the years ended 2011, 2010, and 2009, respectively, as follows:

	For the Years Ended
	January 1,	January 2,	January 3,
(in thousands)	2012	2011	2010
Performance Share Programs:
2007 Program	$—	$—	$(19)
2008 Program	—	101	104
2009 Program	235	244	247
2010 Program	343	380	—
2011 Program	469	—	—

Performance Shares	$1,047	$725	$332
Director Shares	76	231	340
Stock Options	—	—	24
Restricted Stock Units	136	136	136

	$1,259	$1,092	$832

Performance Shares

Since fiscal 2005, stock incentive awards for employees of the Company (whom we refer to as team members), including officers, have primarily taken the form of performance shares. We have a program under which management and certain director-level team members may be granted performance shares under the 2005 Stock Incentive Plan, subject to certain contingencies. Issuance of the shares underlying the performance share grants is contingent upon the Company achieving a specified minimum percentage of the cumulative earnings

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

per share goals (as determined by the Compensation Committee) for each of the three fiscal years covered by the grant. Upon achieving the minimum percentage, and provided that the recipient remains a team member during the entire three-year performance period, the Company will issue the recipient a percentage of the performance shares that is based upon the percentage of the cumulative earnings per share goal achieved. No portion of the shares will be issued if the specified percentage of earnings per share goal is achieved in any one or more fiscal years but not for the cumulative three-year period.

No recipient will have any rights as a shareholder based on the performance share grants, unless and until the conditions have been satisfied, and the shares have been issued to the recipient. In accordance with this program, we recognize as compensation expense the value of these stock grants as they are earned in our consolidated statements of operations throughout the performance period.

As of January 1, 2012, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment as required under the FASB Accounting Standards Codification for Compensation — Stock Compensation. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). Participants in each performance share program are entitled to receive a specified number of shares of common stock (“Performance Shares”) based upon our achieving a specified percentage of the cumulative total of the earnings per share goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal”). In the second and third year of any performance share program, the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2009 program which completed its vesting in 2011, the attainment percentage was 99.0%. The estimated attainment percentage for the 2010 program currently is 96.4%. For the 2011 program, and for the first year of any program, we estimate the attainment rate to be 100%. In accordance with FASB Accounting Standards Codification for Compensation—Stock Compensation, we have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.

During the first quarter of fiscal 2011, we issued 24,632 shares upon satisfaction of conditions under the 2008 performance share program, representing the achievement of approximately 91.2% of the target payout for this program. Recipients elected to forfeit 8,412 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 16,220 shares.

For each of the three programs in progress as of January 1, 2012, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. The maximum share payout a recipient will be entitled to receive is 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met. At January 1, 2012, the following performance share programs were in progress:

Award Date	Performance Share Program	Target No. of Performance Shares (Originally Granted)(1)	No. of Performance Shares (Outstanding at January 1, 2012)(2)	Estimated Payout of Performance Shares

12/29/2008	2009 Program	280,300	266,600	263,891	(3)
1/4/2010	2010 Program	193,700	185,400	178,689	(4)
1/3/2011	2011 Program	129,900	126,400	126,400	(5)

(1)	Assumes achievement of 100% of the applicable cumulative EPS goal.

(2)	Net of forfeitures for employee departures.

(3)	Based on actual achievement of 99.0% of the cumulative EPS goal over the completed three year performance period.

(4)	Based on achievement of 96.4% of the cumulative EPS goal over the first two years of the performance period.

(5)	Assumes achievement of 100% of the applicable cumulative EPS goal.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors’ Compensation

We recognized Board of Directors’ Compensation expense in our consolidated statement of operations for the years ended 2011, 2010, and 2009, respectively, as follows:

	Fiscal Years
	2011(1)	2010(2)	2009(3)
Stock-based compensation(4)(5)(6)	$76,000	$231,000	$340,000
Cash compensation	413,000	255,000	—

Total board of directors’ compensation	$489,000	$486,000	$340,000

(1)	Fiscal year 2011 consisted of 4 months of board service for the board year of May 2010 — April 2011 and 8 months of board service for the board year of May 2011 — April 2012.
(2)	Fiscal year 2010 consisted of 4 months of board service for the board year of May 2009—April 2010 and 8 months of board service for the board year of May 2010—April 2011.

(3)	Fiscal year 2009 consisted of 8 months of board service for the board year of May 2009—April 2010.

(4)

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

(5)

On August 2, 2011, a one-time 15,000 share restricted stock award was granted to John F. Gilbert III, upon assuming his new position on the board of directors. The grant to Mr. Gilbert had a grant date fair value of $153,750 and will vest ratably over a period of five years beginning on the commencement date of his board service.

(6)

On May 5, 2009, a total of 66,000 shares were issued to our Board of Directors on which date the closing price of our common stock was $6.72. On September 29, 2009 5,000 shares were issued to Wallace B. Doolin on which the closing price of our common stock was $6.00. The total compensation cost of approximately $474,000 has been reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2009 and fiscal 2010.

Stock Options

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 496,789 shares of our Company’s common stock remained unreserved and available for issuance at January 1, 2012.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Options outstanding at December 28, 2008	389	$5.59
Canceled or expired	(21)	5.94
Exercised	(17)	3.44

Options outstanding at January 3, 2010	351	5.68
Exercised(1)	(104)	4.30

Options exercisable at January 2, 2011	247	6.27
Exercised(2)	(54)	4.79

Options outstanding at January 1, 2012	193	$6.68

Options exercisable at January 3, 2010	351	$5.68

Options exercisable at January 2, 2011	247	$6.27

Options exercisable at January 1, 2012	193	$6.68

(1)	In 2010, option holders elected to forfeit approximately 11,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 93,000 shares.

(2)	In 2011, option holders elected to forfeit approximately 13,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 41,000 shares.

The following table summarizes information about stock options outstanding at January 1, 2012:

(number outstanding and number exercisable in thousands)
	Options
	Total outstanding			Exercisable
Exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$ 4.16 – $ 6.50	112	1.91 years	$5.66	112	$5.66
$ 6.50 – $ 10.98	81	1.88 years	$8.11	81	$8.11

	193	1.90 years	$6.68	193	$6.68

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeds the exercise price of the option) exercised during fiscal 2011 was approximately $133,000. As of January 1, 2012, the aggregate intrinsic value of options outstanding and exercisable was approximately $714,000.

Restricted Stock Units

On September 11, 2008, Christopher O’Donnell was promoted to President and Chief Executive Officer. Also on September 11, 2008, and pursuant to the agreement governing Mr. O’Donnell’s employment, the Company granted 50,000 restricted stock units having an aggregate grant date fair value of $454,000. These restricted stock units will vest in three equal installments on the three, four and five year anniversaries of the grant date provided that Mr. O’Donnell remains employed by the Company through the applicable vesting date, and will vest in its entirety upon a “change of control” as defined in the employment agreement. To the extent vested, Mr. O’Donnell will have the right to receive shares comprising the restricted stock units upon a

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

termination of his employment that is a “separation from service” (as determined by Section 409A of the Internal Revenue Code of 1986, as amended), at which point the restricted stock units will become issued and outstanding shares. If Mr. O’Donnell is a “specified employee” (as determined under Section 409A) as of the date of his separation from service, the issuance of shares will occur six months following such separation from service (or, if earlier, upon his death). In accordance with FASB Accounting Standards Codification for Compensation-Stock Compensation, the compensation expense for this grant will be recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations commencing in the third quarter of 2008 and continue through the applicable service period which expires in the third quarter of fiscal 2013.

In addition, on the same date, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. This grant is subject to the same terms and conditions as Mr. O’Donnell’s grant.

Common Share Repurchases

On August 6, 2008, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of September 2010, we had repurchased all of the shares under this authorization, for approximately $7.8 million at an average market price per share of $7.79, excluding commissions.

On November 4, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of January 2, 2011 we had repurchased 174,100 shares under this program for approximately $1.8 million at an average market price of $10.33, excluding commissions. During fiscal 2011, we repurchased 610,166 shares under this program for approximately $5.8 million at an average market price per share of $9.42, excluding commissions. Since the program was adopted in November 2010, we have repurchased 784,266 shares for approximately $7.5 million at an average market price per share of $9.62, excluding commissions.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible team members the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of a team member’s current year compensation) at 100 percent of the fair market value of the Common Stock at the end of each calendar quarter. For the year ended January 1, 2012 and January 2, 2011, there were approximately 5,230 shares and 5,849 shares purchased, respectively, with a weighted average fair value of $9.41 and $9.17, respectively. For the fiscal years ended January 1, 2012 and January 2, 2011, the Company did not recognize any expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

(11) RETIREMENT SAVINGS PLANS

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2011, 2010, and 2009 we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Team member contributions were approximately $564,000, $538,000, and $538,000, for fiscal 2011, 2010, and 2009, respectively. The employer match was $86,000, $84,000, and $87,000 for fiscal 2011, 2010, and 2009, respectively. There were approximately $10,000 and $11,000 in discretionary contributions to the Plan during fiscal 2011 and 2010, respectively. There were no discretionary contributions to the plan in fiscal 2009.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those team members who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2011, 2010, and 2009, we matched 25% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

For the fiscal year ended January 1, 2012, eligible participants contributed approximately $134,000 to the Plan and the Company provided matching funds and interest of approximately $66,000, net of distributions of approximately $40,000, due to executive departures and required distributions in accordance with our Plan.

(12) INCOME TAXES

In 2011, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $31.5 million for state purposes, which if not used, will begin to expire in fiscal 2020. This amount will be adjusted when we file our fiscal 2011 income tax returns in 2012.

The following table summarizes the income tax expense for income taxes:

	Fiscal Year
(in thousands)	2011	2010	2009
Current:
Federal	$(1,644)	$(2,134)	$(523)
State	(461)	(501)	(235)

	(2,105)	(2,635)	(758)

Deferred:
Federal	(742)	(1,137)	(1,992)
State	83	(24)	(239)

	(659)	(1,161)	(2,231)

Total income tax expense	$(2,764)	$(3,796)	$(2,989)

The impact of uncertain tax positions taken or expected to be taken on income tax returns must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended January 1, 2012 and January 2, 2011, respectively, is presented in the table below:

(in thousands)
Balance at December 28, 2008	$—
Increases attributable to tax positions taken during prior periods	55

Balance at January 3, 2010	55
Increases attributable to tax positions taken during prior periods	734
Decreases due to lapses of statutes of limitations	(19)

Balance at January 2, 2011	770
Increases attributable to tax positions taken during prior periods	34
Audit settlements	(754)
Decreases due to lapses of statutes of limitations	(43)

Balance at January 1, 2012	$7

At January 1, 2012 and January 2, 2011 the Company had unrecognized tax benefits that had an effect on the annual effective tax rate of $7,000 and $77,000, respectively, which if recognized, would affect the annual effective rate. In fiscal year 2011, the amount of unrecognized tax benefits decreased due to the final settlement of a federal audit. For fiscal 2010, the difference between the amounts affecting the annual effective rate and the balance on January 2, 2011 related to the unrecognized deferred tax benefits related to federal and state income taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $11,000 and $41,000 on a gross basis at January 1, 2012 and January 2, 2011, respectively. Interest and penalties recognized in the consolidated statements of operations related to uncertain tax positions amounted to $24,000 of expense in 2011 and $32,000 in 2010, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of January 1, 2012, the Company was no longer subject to income tax examinations for taxable years before 2008 in the case of U.S. federal and taxable years generally before 2007 in the case of state taxing authorities, consisting primarily of Minnesota.

At January 1, 2012, we believe that the realization of the deferred tax asset is more likely than not based on our taxable income for fiscal 2011 and fiscal 2010 and based on the expectation that our Company will generate the necessary taxable income in future years, except for a portion of the state net operating loss carry forward and state tax credit carryforward, for which the Company has created a $1.6 million (tax effected) valuation allowance.

Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future taxable earnings. During fiscal years 2011, 2010 and 2009, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by FASB Standard Codification for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability.

	January 1,	January 2,
(in thousands)	2012	2011
Current deferred tax asset:
Accrued and deferred compensation	1,253	669
Deferred revenue	152	593
Accrued expenses	172	197
Other	7	30
Financing lease obligations	(135)	(137)
Inventories	(578)	(531)
Prepaid expenses	(346)	(616)

Total short-term deferred tax asset, net	$525	$205

Long-term deferred tax liability:
Tax credit carryover	$15	$653
State net operating loss carry-forwards	1,575	1,236
Accrued and deferred compensation	136	141
Deferred rent	2,286	1,733
Lease reserve	174	101
Deferred revenue	—	(112)
Valuation allowance	(1,590)	(1,236)
Intangible property basis difference	167	216
Property and equipment basis difference	(4,188)	(3,178)

Total long-term deferred tax liability, net	$(1,425)	$(446)

Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2011	2010	2009
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.6	3.6	3.6

Tax effect of permanent differences — meals and entertainment	0.5	0.3	0.7
Tax effect of permanent differences — Tip Credit	2.1	1.7	2.1
Tax effect of permanent differences — Other	(0.1)	(0.2)	(0.2)
Tax effect of general business credits	(6.7)	(5.4)	(6.4)

Uncertain tax positions	—	0.6	0.6
Other	(0.2)	(0.1)	—

Effective tax rate	33.2%	34.5%	34.4%

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) SUPPLEMENTAL CASH FLOWS INFORMATION

	For the Fiscal Year Ended
(in thousands)	2011	2010	2009
Cash paid for interest	$1,057	$961	$1,418
Cash paid for taxes	$2,392	$1,819	$820

Non-cash investing and financing activities:
Reclassification of additional paid-in-capital to payroll taxes payable for performance shares issued	$82	$68	$(28)
Accrued property and equipment purchases	$18	$240	$(102)
Redemption of note receivable due to the acquisition of franchise restaurants	$—	$613	$—
Issuance of common stock to independent board members	$—	$—	$340

(14) SELECTED QUARTERLY DATA (UNAUDITED)

The following represents selected quarterly financial information for fiscal years 2011 and 2010.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$37,090	$32,599	$41,290	$40,749	$38,927	$38,703	$37,504	$36,217
Income from operations	$2,055	$4,375	$3,921	$4,137	$2,642	$2,444	$778	$1,027
Net income	$1,182	$2,707	$2,401	$2,536	$1,565	$1,458	$414	$517
Basic net income per common share	$0.15	$0.30	$0.30	$0.29	$0.20	$0.17	$0.05	$0.06
Diluted net income per common share	$0.14	$0.30	$0.29	$0.29	$0.19	$0.17	$0.05	$0.06

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

(16) ASSET IMPAIRMENT AND ESTIMATED LEASE TERMINATION AND OTHER CLOSING        COSTS

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events and situations for fiscal 2011, fiscal 2010, and fiscal 2009.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$17
Gaithersburg, MD	Asset impairment(2)	148
Calhoun, MN	Asset impairment(3)	144
Tulsa, OK	Asset impairment(4)	198
Various	Other	6

Total for 2011		$513

(1)	The Company incurred various costs for previously closed restaurants, including a recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.

(2)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded, in accordance with FASB Accounting Standards Codification for Property Plant and Equipment, for this restaurant which we expect to relocate within its existing market in early 2013.

(3)

Based on the Company’s assessment of expected cash flows for this restaurant over the remainder of its respective lease term, an asset impairment charge was recorded, in accordance with FASB Accounting Standards Codification for Property Plant and Equipment.

(4)

In fiscal 2011, the Company entered into a purchase agreement for the sale of its Tulsa, OK restaurant for approximately $1.2 million. These assets had a net book value of approximately $1.4 million. In accordance with FASB Accounting Standards Codification for Property Plant and Equipment, these assets were accounted for as held for sale and an impairment charge was recorded since the net book value of the assets exceeded the sale price. On March 2, 2012, these assets were sold (See note 19).

2010 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$68
Palatine, IL	Lease reserve(2)	88
Atlanta, GA	Gain on lease terminations(3)	(84)
Various	Other	2

Total for 2010		$74

(1)	The Company incurred costs for closed restaurants which primarily related to its Palatine, IL restaurant which was closed in 2010.
(2)

The lease reserve was recorded in accordance with FASB Accounting Standards Codification for Exit and Disposal Cost Obligations, and equals the net present value of the remaining lease obligations for the Palatine, Illinois restaurant, net of expected sublease income, equal to zero.

(3)

During 2010, the Company negotiated lease buyouts for its Marietta, GA location. Total termination fees were approximately $506,000 less lease reserve of approximately $590,000 for a net gain of approximately $84,000.

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

(2)

During 2009, the Company negotiated lease buyouts for two Georgia locations, for a restaurant that closed in fiscal year 2006, and negotiated a lease termination settlement for a restaurant site where construction had never commenced. Total termination fees were approximately $1,313,000 less lease reserves of approximately $1,475,000 for a net gain of approximately $162,000.

(3)

In accordance with FASB Accounting Standards Codification for Property, Plant and Equipment, the asset impairment charge, which was recorded in the third quarter of fiscal 2009, was related to a software product that was replaced with an alternative solution prior to implementation.

Below reflects the change in our reserve for lease termination costs for fiscal 2011 and 2010:

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended January 2, 2011
Reserve for lease termination costs	$589.0	89.2	(590.5)	$87.7

Year ended January 1, 2012
Reserve for lease termination costs	$87.7	—	(87.7)	$—

These amounts were recorded in other current liabilities or other liabilities depending on when we expected the amounts to be paid.

(17) FAIR VALUE MEASUREMENTS

Non-Financial Assets Measured on a Non-Recurring Basis

In the first quarter of fiscal 2011, an impairment charge was recorded for approximately $148,000 for a restaurant that the Company expects to relocate within its existing market in early 2013. This restaurant had a carrying value of approximately $327,000. We determined fair value based on projected discounted future operating cash flows of the restaurant over its remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. According to the FASB Accounting Standards Codification for Fair Value Measurements and Disclosures, the fair value of approximately $179,000 was determined by using significant unobservable inputs (Level 3).

In the fourth quarter of fiscal 2011, an impairment charge was recorded for approximately $198,000 for a restaurant that the Company sold in March 2012 (see note 19). This restaurant had a carrying value of approximately $1.4 million. We determined fair value based on the sales price in the purchase agreement. According to the FASB Accounting Standards Codification for Fair Value Measurements and Disclosures, the fair value of approximately $1.2 million was determined by using the sales price in the purchase agreement (Level 3).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) ACQUISITION OF SEVEN RESTAURANTS IN NEW YORK AND NEW JERSEY

On March 3, 2010, the Company purchased the assets of seven of nine Famous Dave’s restaurants located in New York and New Jersey previously owned and operated by a Famous Dave’s franchisee, North Country BBQ Ventures, Inc. Famous Dave’s of America, Inc. continues to operate the restaurants. Of the two restaurants that were not acquired; one was subsequently closed after the transaction and the other was purchased out of bankruptcy by another buyer, who assumed the existing franchise agreement, and then subsequently closed it in early 2012.

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

Pro Forma Results (unaudited)

	Fiscal Years(1)
(in thousands except per share data)	2011	2010
Revenue	$154,811	$150,757
Net income	5,562	6,125
Net income per common share-basic	0.70	0.71
Net income per common share-diluted	0.68	0.70

(1)

No pro forma results were included for fiscal 2011 because the acquired restaurants were company-owned restaurants for all of fiscal 2011. Additionally, results for fiscal 2010 exclude the impact of the approximate $2.0 million gain on acquisition, net of acquisition costs.

(19) SUBSEQUENT EVENTS

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the financial statements except as noted below.

On March 2, 2012 the Company sold the assets of its Tulsa, Oklahoma restaurant for approximately $1.2 million. These assets originally had a net book value of approximately $1.4 million at January 1, 2012. However, in accordance with FASB Standards Codification for Property, Plant, and Equipment the Company classified these assets as held for sale at the end of fiscal 2011. Accordingly, the Company recorded an impairment charge for approximately $198,000 in fiscal 2011 to write down the related assets from the net book value to the sale price. This restaurant was closed as of the date of the sale.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended January 3, 2010:
Allowance for doubtful accounts	$457.0	$226.5	$(616.1)	$67.4
Reserve for lease termination costs	$2,201.4	$292.6	$(1,905.0)	$589.0
Reserve for corporate severance	$207.0	$74.3	$(281.3)	$—

Year ended January 2, 2011:
Allowance for doubtful accounts	$67.4	$50.9	$(38.7)	$79.6
Reserve for lease termination costs	$589.0	$89.2	$(590.5)	$87.7
Reserve for corporate severance	$—	$81.3	$(71.1)	$10.2

Year ended January 1, 2012:
Allowance for doubtful accounts	$79.6	$54.8	$(116.8)	$17.6
Reserve for lease termination costs	$87.7	$—	$(87.7)	$—
Reserve for corporate severance	$10.2	$27.3	$(37.5)	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: March 16, 2012	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2012 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/ Christopher O’Donnell	President and Chief Executive Officer and Director
Christopher O’Donnell

/s/ Dean A. Riesen	Director
Dean A. Riesen

/s/ Wallace B. Doolin	Director
Wallace B. Doolin

/s/ John F. Gilbert	Director
John F. Gilbert

/s/ Lisa A. Kro	Director
Lisa A. Kro

/s/ Richard L. Monfort	Director
Richard L. Monfort

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2	Amendment to Articles of Incorporation dated May 31, 1996, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2/A (File No. 333-10675) filed with the Securities and Exchange Commission on October 1, 1996

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 7, 2008

10.1	Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	1995 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.1 to Form 10-Q filed August 14, 2002

10.3	Amendment to 1995 Employee Stock Option and Compensation Plan, effective November 7, 2006, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2006

10.4	1997 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.5	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference from Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.6	Amended and Restated 2005 Stock Incentive Plan, incorporated by reference from Exhibit 4.1 to Form S-8 filed August 12, 2011

10.7	First Amended and Restated Executive Elective Deferred Stock Unit Plan dated January 1, 2008, incorporated by reference from Exhibit 10.11 to Form 10-K filed March 14, 2008

10.8	Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 31, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 2, 2006

10.9	First Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated April 17, 2008, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 23, 2008

10.10	Second Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 4, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 9, 2010

10.11	Letter amendment dated February 1, 2011, to the Second Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.11 to Form 10-K filed March 18, 2011

10.12	First Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 5, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2011

10.13	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2008

10.14	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008

EXHIBITS

Exhibit No.	Description

10.15	Form of Severance Agreement dated January 4, 2008, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibit 10.1 for Form 8-K filed January, 8, 2008

10.16	Form 2009 – 2011 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 28, 2009

10.17	Form 2010-2012 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 6, 2010

10.18	Form 2011-2013 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 5, 2011

10.19	Form of 2012 — 2014 Performance Share Agreement incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2012

10.20	Schedule of Grants made under Form of 2012 – 2014 Performance Share Agreement

10.21	Form of Director Stock Grant, incorporated by reference to Exhibit 10.3 to Form 8-K filed February 21, 2008

10.22	Restricted Stock Unit Agreement, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibits 10.1 and 10.2, to Form 8-K filed September 17, 2008

10.23	Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Lisa A. Kro, incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 7, 2009

10.24	Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Wallace B. Doolin, incorporated by reference from Exhibit 10.1 to Form 10-Q filed on November 5, 2009

10.25	Restricted Stock Agreement dated August 2, 2011, between Famous Dave’s of America, Inc. and John Gilbert, incorporated by reference from Exhibit 10.1 to Form 10-Q filed on August 12, 2011

10.26	Amended and Restated Asset Purchase Agreement by and between North Country BBQ Ventures, Inc. and Famous Dave’s of America, Inc., dated February 26, 2010, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 9, 2010

21.0	Subsidiaries of Famous Dave’s of America, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document