Form 10-Q
period 2012-04-01
FAMOUS DAVES OF AMERICA INC
filed 2012-05-11
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2012

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

As of May 7, 2012, 7,532,134 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 1, 2012 AND JANUARY 1, 2012

(in thousands, except share and per share data)

	April 1,	January 1,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,727	$1,148
Restricted cash	680	275
Accounts receivable, net	3,050	3,430
Inventories	2,661	2,754
Deferred tax asset	525	525
Prepaid expenses and other current assets	3,280	1,765
Current portion of notes receivable	44	60

Total current assets	11,967	9,957

Property, equipment and leasehold improvements, net	59,053	60,972

Other assets:
Intangible assets, net	2,830	2,841
Other assets	322	347

	$74,172	$74,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$910	$904
Accounts payable	3,789	1,940
Accrued compensation and benefits	2,776	4,696
Other current liabilities	4,242	4,397

Total current liabilities	11,717	11,937

Long-term liabilities:
Line of credit	12,000	11,000
Long-term debt, less current portion	5,213	5,383
Financing lease obligation, less current portion	4,008	4,068
Deferred tax liability	1,425	1,425
Other liabilities	6,405	6,210

Total liabilities	40,768	40,023

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 7,727,000 and 7,707,000 shares issued and outstanding at April 1, 2012 and January 1, 2012, respectively	75	77
Additional paid-in capital	4,366	5,871
Retained earnings	28,963	28,146

Total shareholders’ equity	33,404	34,094

	$74,172	$74,117

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

APRIL 1, 2012 AND APRIL 3, 2011

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	April 1,	April 3,
	2012	2011
Revenue:
Restaurant sales, net	$32,696	$32,741
Franchise royalty revenue	4,378	4,029
Franchise fee revenue	170	40
Licensing and other revenue	249	280

Total revenue	37,493	37,090

Costs and expenses:
Food and beverage costs	10,161	9,653
Labor and benefits costs	10,871	10,437
Operating expenses	8,926	9,074
Depreciation and amortization	1,454	1,375
General and administrative expenses	4,472	4,324
Asset impairment and estimated lease termination and other closing costs	92	171
Pre-opening expenses	18	—
Net loss on disposal of property	6	1

Total costs and expenses	36,000	35,035

Income from operations	1,493	2,055

Other expense:
Interest expense	(264)	(279)
Interest income	2	6
Other income, net	8	8

Total other expense	(254)	(265)

Income before income taxes	1,239	1,790

Income tax expense	(422)	(608)

Net income	$817	$1,182

Basic net income per common share	$0.11	$0.15

Diluted net income per common share	$0.11	$0.14

Weighted average common shares outstanding basic	7,636,000	8,118,000

Weighted average common shares outstanding diluted	7,747,000	8,302,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

APRIL 1, 2012 AND APRIL 3, 2011

(in thousands)

(Unaudited)

	Three Months Ended
	April 1,	April 3,
	2012	2011
Cash flows from operating activities:
Net income	$817	$1,182
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,454	1,375
Asset impairment and estimated lease termination and other closing costs	92	171
Net loss on disposal of property	6	1
Loss on early extinguishment of debt
Amortization of deferred financing costs	14	14
Deferred rent	244	184
Stock-based compensation	370	326
Tax benefit for equity awards issued	8	118
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(405)	(128)
Accounts receivable, net	395	(59)
Inventories	60	(126)
Prepaid expenses and other current assets	(1,518)	(142)
Deposits	11	—
Accounts payable	1,821	445
Accrued compensation and benefits	(2,228)	(1,913)
Other current liabilities	(243)	(840)
Long-term deferred compensation	(38)	(83)

Cash flows provided by operating activities	860	525

Cash flows from investing activities:
Proceeds from the sale of restaurant assets	1,200	—
Purchases of property, equipment and leasehold improvements	(785)	(580)
Payments received on notes receivable	16	133

Cash flows provided by (used for) investing activities	431	(447)

Cash flows from financing activities:
Proceeds from draws on line of credit	8,400	11,000
Payments on line of credit	(7,400)	(8,600)
Payments for debt issuance costs	—	(1)
Payments on long-term debt and financing lease obligation	(224)	(156)
Proceeds from exercise of stock options	34	110
Tax benefit for equity awards issued	8	118
Repurchase of common stock	(1,530)	(2,532)

Cash flows used for financing activities	(712)	(61)

Increase in cash and cash equivalents	579	17

Cash and cash equivalents, beginning of period	1,148	2,654

Cash and cash equivalents, end of period	$1,727	$2,671

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of April 1, 2012, there were 185 Famous Dave’s restaurants operating in 35 states, including 53 company-owned restaurants and 132 franchise-operated restaurants. An additional 67 franchise restaurants were committed to be developed through signed area development agreements as of April 1, 2012.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of April 1, 2012 and January 1, 2012 and for the three month periods ended April 1, 2012 and April 3, 2011. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 1, 2012 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three months ended April 1, 2012 are not necessarily indicative of the results to be expected for the full year.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended
(in thousands, except per share data)	April 1, 2012	April 3, 2011
Net income per common share – basic:
Net income	$817	$1,182
Weighted average shares outstanding	7,636	8,118
Net income per common share – basic	$0.11	$0.15

Net income per common share – diluted:
Net income	$817	$1,182
Weighted average shares outstanding	7,636	8,118
Dilutive impact of common stock equivalents outstanding	111	184

Adjusted weighted average shares outstanding	7,747	8,302
Net income per common share – diluted	$0.11	$0.14

All options outstanding as of April 1, 2012 were included in the computation of diluted EPS. There were 25,500 options outstanding as of April 3, 2011 that were not included in the computation of diluted EPS because they were anti-dilutive.

(3) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $19,000 and $18,000 at April 1, 2012 and January 1, 2012, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variances.

(4) Public Relations and Marketing Development Fund and Restricted Cash

We have a system-wide Public Relations and Marketing Development Fund, to which company-owned restaurants, in addition to franchise-operated restaurants subject to franchise agreements that were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of April 1, 2012 and January 1, 2012. As of April 1, 2012 and January 1, 2012, we had approximately $680,000 and $275,000 in this fund, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Intangible Assets, net

The Company has intangible assets that consists of liquor licenses and lease interest assets. The liquor licenses are indefinite lived assets and are not subject to amortization. The lease interest assets are amortized, to occupancy costs, on a straight-line basis over the remaining term of each respective lease. At April 1, 2012, lease interest assets consisted of a current portion, recorded with the prepaid expenses and other current assets, and a non-current portion with gross carrying amounts of approximately $48,000 and $1.3 million, respectively.

At April 1, 2012 and January 1, 2012, accumulated amortization was approximately $98,000 and $87,000, respectively, with a remaining weighted average amortization period of approximately 28 years. Amortization for each of the next five years is expected to be approximately $48,000 per year.

A reconciliation of beginning and ending amounts of intangible assets for the three months ended April 1, 2012 is presented in the table below:

Intangible
(in thousands)	Assets
Intangible assets, net at January 1, 2012	$2,841
Current portion of lease interest assets at January 1, 2012	48

Total intangible assets at January 1, 2012	2,889
Amortization	(11)
Less: current portion of lease interest assets at April 1, 2012	(48)

Intangible assets, net at April 1, 2012	$2,830

(6) Credit Facility, Long-Term Debt and Debt Covenants

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

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a “Base Rate” plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at April 1, 2012) plus 0.75% or Wells Fargo’s prime rate (3.25% at April 1, 2012). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.25% for Eurodollar Rate loans and from 0.00% to +0.75% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of April 1, 2012, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the credit facility for the three months ended April 1, 2012 was 2.74%.

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

The July 2011 amendment to the Credit Agreement accelerated the maturity date of the Term Loan, which now matures on July 5, 2016. Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the three months ended April 1, 2012 was 2.31%. As required by the July 2011 Credit Agreement amendment, the Company is now required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At April 1, 2012, the principal amount outstanding under the Facility and the Term Loan was $12.0 million and $5.9 million, respectively, and we had approximately $620,000 in letters of credit for real estate locations. We were in compliance with all covenants as of April 1, 2012.

We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

	April 1,	January 1,
(in thousands)	2012	2012
Gift cards payable	$1,492	$1,916
Other liabilities	1,389	1,196
Sales tax payable	763	863
Income tax payable	426	275
Deferred franchise fees	140	105
Accrued property and equipment purchases	32	42

	$4,242	$4,397

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Other Liabilities

Other liabilities consisted of the following at:

	April 1,	January 1,
(in thousands)	2012	2012
Deferred rent	$6,150	$5,915
Other liabilities	152	193
Asset retirement obligations	103	102

	$6,405	$6,210

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We recognized stock-based compensation expense in our consolidated statements of operations for the three months ended April 1, 2012 and April 3, 2011, respectively, as follows:

	Three Months Ended
	April 1,	April 3,
(in thousands)	2012	2011
Performance Share Programs:
2009 Program	$—	$61
2010 Program	79	95
2011 Program	109	120
2012 Program	124	—

Performance Shares	$312	$276
Restricted Stock Units	34	34
Director Shares	24	16

	$370	$326

Performance Shares

As of April 1, 2012, we recognize compensation cost for these share-based awards over the requisite service period (i.e. fixed treatment) based on their fair value, which is the closing stock price at the date of grant. Participants in each performance share program are entitled to receive a specified number of shares of the common stock (“Performance Shares”) based upon our achieving a specified percentage of the cumulative total of the earnings per share goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal”). In the second and third year of any performance share program, the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2010 and 2011 programs, the attainment percentages were estimated at 95.5% and 95.7%, respectively. In the first year of any program, we estimate the attainment rate to be 100.0%. We have recorded compensation expense net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.

During the first quarter of fiscal 2012, we issued 263,891 shares upon satisfaction of conditions under the 2009 performance share program, representing the achievement of approximately 99.0% of the target payout for this program. Recipients elected to forfeit 101,203 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 162,688 shares.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the 2010 and 2011 programs, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. The maximum share payout a recipient will be entitled to receive is 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met.

The Compensation Committee elected to change the terms of the Performance Share Program for the fiscal 2012 program. As revised, the participants’ rights to receive Performance Shares will be contingent on the Company achieving cumulative earnings per share for fiscal 2012, 2013 and 2014 equal to at least the amounts achieved by the Company during fiscal 2011, 2012 and 2013 (as adjusted by the Compensation Committee, if applicable). If the Company achieves this threshold, then participants will be entitled to receive a percentage of their “Target” number of Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company, up to 100%. If the Company achieves more than 100% of the Cumulative EPS Goal, then participants will be entitled to receive 100% of their “Target” number of Performance Shares, plus an additional percentage equal to twice the incremental percentage increase in the Cumulative EPS Goal achieved over 100% (e.g., if the Company achieves 103% of the Cumulative EPS Goal, then participants will be entitled to receive 106% of their “Target” number of Performance Shares); provided that the maximum payout under the 2012 Performance Share Program is capped at 110% of the “Target” number of Performance Shares.

At April 1, 2012, the following performance share programs were in progress:

Award Date	Performance Share Program	Target No. of Performance Shares (Originally Granted)(1)	No. of Performance Shares (Outstanding at April 1, 2012)
1/4/2010	2010 Program	185,400	177,011	(2)
1/3/2011	2011 Program	126,400	120,947	(2)
1/2/2012	2012 Program	144,200	144,200	(2)

(1)	Assumes achievement of 100% of the applicable cumulative EPS goal.
(2)	Assumes an estimated payout equal to the forecasted achievement of the applicable cumulative EPS goal, net of employee forfeitures.

Board of Directors’ Compensation

We recognized Board of Directors’ Compensation expense in our consolidated statement of operations for the three months ended April 1, 2012 and April 3, 2011, respectively, as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	April 1,	April 3,
(in thousands)	2012(1)	2011(2)
Stock-based compensation(3)(4)	$24	$16
Cash compensation	102	96

Total board of directors’ compensation	$126	$112

(1)	The three months ended April 1, 2012 consisted of 3 months of board service for the board year of May 2011—April 2012.
(2)	The three months ended April 3, 2011 consisted of 3 months of board service for the board year of May 2010—April 2011.
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

(4)

On August 2, 2011, a one-time 15,000 share restricted stock award was granted to John F. Gilbert III, upon joining the board of directors. The grant to Mr. Gilbert had a grant date fair value of $153,750 and will vest ratably over a period of five years beginning on the commencement date of his board service.

Stock Options

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”; all such plans are collectively referred to as the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. At the Company’s annual shareholders’ meeting held on May 3, 2011, the Company’s shareholders approved a 450,000 share increase in the number of shares authorized and reserved for issuance under the 2005 Plan. Under the 2005 Plan, an aggregate of 338,199 shares of our Company’s common stock remained unreserved and available for issuance at April 1, 2012.

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

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	193	$6.68
Exercised	(5)	6.72
Canceled or expired	(6)	10.98

Outstanding at April 1, 2012	182	$6.55

Options Exercisable at April 1, 2012	182	$6.55

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Share Repurchases

On November 4, 2010, our board of directors adopted a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first three months of fiscal 2012, we repurchased 147,719 shares, under this program for approximately $1.5 million at an average market price per share of $10.97, excluding commissions. Since the program was adopted in November 2010, as of April 1, 2012, we had repurchased 931,985 shares for approximately $9.2 million at an average market price per share of $9.83, excluding commissions.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10 percent of an employee’s current year compensation) at 100 percent of the fair market value of the Common Stock at the end of each calendar quarter. There were approximately 1,228 and 1,148 shares purchased with a fair value of $11.57 and $9.79 during the first quarter of 2012 and first quarter of 2011, respectively. The Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2012, we will match 25.0%, and in fiscal 2011, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $169,000 and $167,000 for the first quarter of fiscal years 2012 and 2011, respectively. The employer match was approximately $24,000 for the first quarter of fiscal years 2012 and 2011. There were no discretionary contributions to the Plan in the first quarter of fiscal 2012 and $10,000 of discretionary contributions during the first quarter of fiscal 2011.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2012, we will match 25.0%, and in fiscal 2011, we matched 25.0%, of the first 4.0% contributed and are paying a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

For the quarter ended April 1, 2012 and April 3, 2011, eligible participants contributed approximately $47,000 to the Plan, and the Company provided matching funds and interest of approximately $19,000 and $17,000, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the first quarter of fiscal 2012 and fiscal 2011.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended
Restaurants	Reason	April 1, 2012
Tulsa, OK	Costs for a closed restaurant(1)	$92

Total for 2012		$92

(1)	The Company incurred various costs for the closure of the Tulsa, OK restaurant.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended
Restaurants	Reason	April 3, 2011
Palatine, IL	Costs for closed restaurants(1)	$23
Gaithersburg, MD	Asset Impairment(2)	148

Total for 2011		$171

(1)	The Company incurred various costs for a previously closed restaurant.
(2)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant which we expect to relocate within its existing market in early 2013.

(12) Fair Value Measurements

Non-Financial Assets Measured on a Non-Recurring Basis

In the first quarter of fiscal 2012, there were no impairment charges recorded that required a determination of fair value. In the first quarter of fiscal 2011, an impairment charge was recorded for approximately $148,000 for a restaurant that the Company expects to relocate within its existing market in early 2013. This restaurant had a carrying value of approximately $327,000. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. The fair value of approximately $179,000 was determined by using significant unobservable inputs (Level 3).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Supplemental Cash Flow Information

	Three Months Ended
	April 1,	April 3,
(in thousands)	2012	2011
Cash paid for interest	$239	$339
Cash paid for taxes(1)	$316	$703

Non-cash investing and financing activities:
Accrued property and equipment purchases	$10	$11
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$1,189	$82

(1)	Cash paid for taxes decreased significantly from the prior year due to the settlement of an IRS audit in early fiscal 2011.

(14) Subsequent Events

As of May 1, 2012, we completed the repurchase of the 1.0 million shares under our November 2010 stock repurchase authorization, for approximately $9.9 million at an average market price per share of $9.91, excluding commissions. On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of May 7, 2012, we had repurchased 127,159 shares under this program for approximately $1.3 million at an average market price of $10.24, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of April 1, 2012, there were 185 Famous Dave’s restaurants operating in 35 states, including 53 company-owned restaurants and 132 franchise-operated restaurants. An additional 67 franchise restaurants were in various stages of development as of April 1, 2012.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 30, 2012 (fiscal 2012) and January 1, 2012 (fiscal 2011) are both 52 week fiscal years.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of area development fees, initial franchise fees, and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include but are not limited to conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee typically ranges from $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). During fiscal 2012, to incentivize growth, any partner who signs a franchise agreement and opens a “Shack” style counter service restaurant in fiscal 2012 will have their initial franchise fees reduced by 50% for that restaurant. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchisees pay us a monthly royalty of 5% of their net sales.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended
	April 1, 2012	April 3, 2011
Food and beverage costs(1)	31.1%	29.5%
Labor and benefits(1)	33.2%	31.9%
Operating expenses(1)	27.3%	27.7%
Depreciation & amortization (restaurant level)(1)	4.0%	3.8%
Depreciation & amortization (corporate level)(2)	0.4%	0.4%
General and administrative(2)	11.9%	11.7%
Asset impairment and estimated lease termination and other closing costs(1)	0.3%	0.5%
Pre-opening expenses and net loss on disposal of equipment(1)	0.1%	—

Total costs and expenses(2)	96.0%	94.5%
Income from operations(2)	4.0%	5.5%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Results of Operations – Three months ended April 1, 2012 compared to Three months ended April 3, 2011.

Total Revenue

Total revenue of approximately $37.5 million for the first quarter of fiscal 2012 increased approximately $403,000, or 1.1%, from total revenue of $37.1 million in the comparable quarter in fiscal 2011.

Restaurant Sales, net

Restaurant sales for the first quarter of fiscal 2012 were approximately $32.7 million, essentially flat to the same period in fiscal 2011, reflecting a comparable sales decrease of 1.6% and the closure of the Tulsa, Oklahoma restaurant. This was essentially offset by the addition of two new-company owned restaurants since the first quarter of 2011, in Falls Church, Virginia and Eden Prairie, Minnesota, and a weighted average price increase of approximately 3.1%. On a weighted basis, dine-in and To-Go represented 1.5% and 0.3% of the comparable sales decrease of 1.6%, respectively. This decline was partially offset by a 0.2% increase in catering sales. For the first quarter of fiscal 2012, off-premise sales were 28.3% of total sales, with To-Go representing 23.1% and catering representing 5.2%. This compares to off-premise sales of 27.6% for the prior year’s first quarter. Finally, as a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.7% and 9.5% for the first quarter of fiscal 2012 and 2011, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.5 million for the first quarter of fiscal 2012, compared to $4.1 million for the first quarter of 2011. The year over year increase is the result of an increase in franchise royalties and essentially flat comparable sales. The increase in franchise royalties reflect the addition of a net two restaurants, as six new franchise restaurants opened since the first quarter of fiscal 2011 at higher sales volumes than the four restaurants that closed.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2012, the licensing royalty revenue was approximately $161,000 compared to approximately $174,000 for the comparable period of fiscal 2011. For the remainder of fiscal 2012, we still expect licensing revenues to increase over the prior year based on expanded markets and growth in our restaurant base.

Other revenue for the fiscal 2012 first quarter was approximately $88,000 compared to $106,000 for the comparable prior year quarter due to the timing of franchise openings. For the remainder of 2012, we still expect other revenue to increase over fiscal 2011 based on an increased number of planned franchise restaurant openings in the current fiscal year.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2012 decreased 1.6%, compared to fiscal 2011’s first quarter increase of 3.0%. At the end of the first quarter of fiscal 2012 and the first quarter of fiscal 2011, there were 50 and 44 restaurants, respectively, included in this base.

Same store net sales for franchise-operated restaurants for the first quarter of fiscal 2012 decreased 0.1%, compared to flat sales for the prior year comparable period. For the first quarter of 2012 and the first quarter of 2011, there were 112 and 103 restaurants, respectively, included in the franchise-operated comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2012 and fiscal 2011:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

	Three Months Ended
	April 1, 2012	April 3, 2011
Average Weekly Net Sales (AWS):
Company-Owned	$46,898	$48,433
Full-Service	$48,761	$50,055
Counter-Service	$32,110	$33,183

Franchise-Operated	$53,350	$52,738

AWS 2005 and Post 2005:
Company-Owned	$49,566	$53,045
Franchise-Operated	$56,358	$55,832
AWS Pre-2005:(1)
Company-Owned	$45,041	$45,551
Franchise-Operated	$47,204	$46,668
Operating Weeks:
Company-Owned	697	676
Franchise-Operated	1,695	1,641

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the post-fiscal 2005, timeframes.

Food and Beverage Costs

Food and beverage costs for the first quarter of fiscal 2012 were approximately $10.2 million or 31.1% of net restaurant sales, compared to approximately $9.7 million or 29.5% of net restaurant sales for the first quarter of fiscal 2011. This increase was primarily due to higher than anticipated commodity cost increases and the first quarter redemptions associated with the bounce back offers from the 2011 fourth quarter stimulus program that carried a higher level of discounting.

Recently, we have seen higher than previously anticipated price increases with our chicken, brisket and a couple of our other key commodities. Our pork contract was locked in for all of fiscal 2012 back in fiscal 2011 at an approximate 20.5% increase, year over year, and this level of contract pricing continues to be favorable to current market levels. Should we see pork prices soften, we will aggressively pursue a strategy of blending and extending our pork contracts later in fiscal 2012 into fiscal 2013. Our major chicken contracts are firm through June of 2012; however, we are seeing increased chicken costs primarily associated with chicken wing prices. To control and minimize poultry costs, we continue to seek opportunities to optimize the way we source, ship, and purchase these products. With this strategic management of our chicken products, we now anticipate a price decrease of approximately 2.7% from fiscal 2011’s pricing. We are updating our guidance as it relates to our brisket contract which now extends through October of 2012 at a net cost increase of 11.7% from fiscal 2011’s pricing. This increase was due to a delay in the seasonal decline of brisket prices. Like pork, this is a significant cost increase; however if we see the markets soften we will aggressively pursue a strategy of blending and extending our brisket contract. Lastly, we are updating our previous guidance due to cost increases for key items like hamburger and cooking oil. We now anticipate an approximate 6.5% year over year net decrease for the remainder of our contracts. Our key items include seafood, sauces, seasonings and produce as well as side items such as, corn, beans, apples and corn muffin mix.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

With rising commodity prices and no anticipated relief in the foreseeable future, we continue to develop initiatives to mitigate these price increases. In February, we revised our menu and took a price increase on selected menu items equal to approximately 1.5%, however, we are very sensitive to taking additional price increases and the negative impact it can have on guest traffic. Later in fiscal 2012, we will cautiously and prudently determine whether or not we will take an additional price increase. Also, as part of this menu roll out, we analyzed our side items and adjusted the portion sizes of certain side items and in some case removed less popular side items. Finally, we will continue our efforts to strategically optimize our distribution networks and reduce freight costs, as well as manage limited time offerings and their potential to positively impact menu mix and margin.

We are updating our previous guidance, and due to first quarter results, as well as higher than anticipated commodity cost increases, we now anticipate food and beverage costs, as a percentage of net sales to be approximately 10 to 15 basis points higher than the prior year.

Labor and Benefits Costs

Labor and benefits costs for the three months ended April 1, 2012 were approximately $10.9 million or 33.2% of net restaurant sales, compared to approximately $10.4 million or 31.9% of net restaurant sales for the three months ended April 3, 2011. This increase was primarily due to a loss of sales leverage resulting from the decline in comparable restaurant sales attributable to the higher level of discounts previously mentioned, higher than anticipated workers compensation premiums and medical claims and, to a lesser degree, operating inefficiencies from a company-owned restaurant that opened late in 2011. These increases were partially offset by operating below our full manager matrix.

For 2012, we are updating our previous guidance and now expect labor and benefits costs as a percentage of sales, to be 35 to 40 basis points unfavorable to fiscal 2011’s percentage. This is primarily due to first quarter’s results, including the previously mentioned loss of sales leverage and higher than anticipated medical claims and workers compensation premiums.

Operating Expenses

Operating expenses for the first quarter of fiscal 2012 were approximately $8.9 million or 27.3% of net restaurant sales, compared to operating expenses of approximately $9.1 million or 27.7% of net restaurant sales for the first quarter of fiscal 2011. This year over year decrease was primarily related to a shift in the timing of advertising spend, lower credit card fees, and lower utility and repairs and maintenance costs, largely affected by the warmer weather. These decreases were partially offset by a loss of sale leverage due to a decline in comparable restaurant sales.

On an annual basis we are still anticipating that advertising expense will be approximately 3.0% of net sales for 2012 including a 1.0% contribution to the Marketing Fund. We are updating our previous guidance and are now projecting operating expenses as a percentage of net sales for fiscal 2012 to be approximately 70 – 75 basis points lower than 2011’s percentage. This decline reflects first quarter’s results as well as the expectation for continued decreases in utility expenses, credit card fees, and advertising expense year over year.

Depreciation and Amortization

Depreciation and amortization expense for the first quarter of 2012 was approximately $1.5 million or 3.9% of total revenue compared to $1.4 million, or 3.7% of total revenue for the first quarter of fiscal 2011.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. Fiscal 2012’s first quarter had $18,000 of pre-opening expenses, whereas the first quarter of fiscal 2011 did not contain any pre-opening expenses. Since we have not identified a third company-owned location yet for 2012, we are updating our previous guidance and now anticipate pre-opening costs for 2012 to be approximately $418,000 for the opening of two company-owned restaurants.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Below is a summary of these events and situations during the first quarter of fiscal 2012 and fiscal 2011.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended April 1, 2012
Tulsa, OK	Costs for a closed restaurant(1)	$92

Total for 2012		$92

(1)	The Company incurred various costs for the closure of the Tulsa, OK restaurant.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended April 3, 2011
Palatine, IL	Costs for closed restaurants(1)	$23
Gaithersburg, MD	Asset Impairment(2)	148

Total for 2011		$171

(1)	The Company incurred various costs for a previously closed restaurant.
(2)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant which we expect to relocate within its existing market in early 2013.

As part of our continued relocation strategy for legacy restaurants, on April 29, 2012 we closed a company-owned restaurant in Vernon Hills, Illinois, near the end of its lease term. As a result of this closure, the Company anticipates incurring approximately $163,000 of closure and lease termination costs in its second quarter results.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

General and Administrative Expenses

General and administrative expenses for the first quarter of 2012 were approximately $4.5 million or 11.9% of total revenue, compared to approximately $4.3 million or 11.7% of total revenue for the first quarter of fiscal 2011. This increase was primarily due to higher stock-based compensation and board of director cash compensation as well as a loss of sales leverage due to a decline in comparable restaurant sales. Additionally, the first quarter of fiscal 2011 reflected the recapture of approximately $47,000 of bad debt expense related to accounts receivable that had been recovered. General and administrative expenses as a percent of total revenue, excluding stock-based compensation and board of directors’ cash compensation were 10.7% for the first quarter of 2012 and 10.5% for the first quarter of 2011.

For the first quarter, stock-based compensation and board of director cash compensation expense was approximately $472,000 compared with $422,000 in the first quarter of fiscal 2011. This year over year increase was primarily due to the vesting and payout of a performance share program granted at a lower stock price three years ago being replaced by a new performance share program at the Company’s more recent and higher stock price. We still anticipate stock-based compensation and board of director cash compensation to be approximately $1.9 million for fiscal 2012, as follows (in thousands):

Performance Shares	Restricted Stock Units	Board of Directors’ Shares-Based and Cash Compensation	Total

$1,254	$136	$502	$1,892

The growth of our system is essential to the future success of our brand. As such, we will prudently invest in our organization to support this growth, however, will continue to watch our expenses and look for areas to reduce costs where we can. We are updating our previous guidance, and now expect general and administrative expenses as a percentage of revenue, to be approximately 75—80 basis points unfavorable to 2011’s percentage, reflecting the first quarter’s results, as well as a higher stock-based and board of director cash compensation, and a year over year increase in the corporate bonus accrual.

Interest Expense

Interest expense was approximately $264,000 or 0.7% of total revenue for the first quarter of fiscal 2012, compared to approximately $279,000 or 0.8% of total revenue for the comparable time frame of fiscal 2011. Interest expense for the first quarter of fiscal 2012 was favorable in both dollars and as a percentage of revenue compared to the prior year. For full fiscal 2012, we still expect interest expense to be essentially flat, as a percentage of revenue, to fiscal 2011.

Interest Income

Interest income was approximately $2,000 and $6,000 for the first quarter of fiscal 2012 and fiscal 2011, respectively. Interest income reflects interest earned on short-term cash and cash equivalent balances and on outstanding notes and accounts receivable balances.

Provision for Income Taxes

For the first quarter of 2012, we recorded an estimated provision for income taxes of approximately $422,000 or 34.0% of income before income taxes, compared to a tax provision of approximately $608,000 million or 34.0% of income before income taxes, for the first quarter of 2011. We still expect an estimated tax rate of 34.0% effective tax rate for fiscal 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Basic and Diluted Net Income Per Common Share

Net income for the three months ended April 1, 2012 was approximately $817,000 or $0.11 per basic and per diluted share on approximately 7,636,000 weighted average basic shares outstanding and 7,747,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended April 3, 2011 was approximately $1.2 million or $0.15 per basic and $0.14 per diluted share on approximately 8,118,000 weighted average basic shares outstanding and 8,302,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $1.7 million at April 1, 2012 and approximately $1.1 million at January 1, 2012.

Our current ratio, which measures our immediate short-term liquidity, was 1.02 at April 1, 2012 and 0.83 at January 1, 2012. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to increases in our cash and cash equivalents balance, as well as our prepaid expenses relating to our payments for insurance premiums and estimated income tax payments made during the quarter. Additionally, this increase was due to a reduction in our accrued compensation and benefits due to the bonus payout in March of 2012. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities through the first quarter of 2012 was approximately $860,000 and reflects net income of approximately $817,000, depreciation and amortization of approximately $1.5 million, an increase in accounts payable of $1.8 million, and stock-based compensation of $370,000. These net increases were partially offset by a decrease in accrued compensation and benefits of $2.2 million, an increase in prepaid expense and other current assets of $1.5 million, and an approximate $405,000 increase in our restricted cash account.

Net cash provided by operating activities for the three months ended April 3, 2011 was approximately $525,000. Cash provided by operating activities was primarily from net income of approximately $1.2 million, depreciation and amortization of approximately $1.4 million, and an increase in accounts payable of $445,000. These net increases were partially offset by an approximate $1.9 million decrease in accrued compensation and benefits and an $840,000 decrease in other current liabilities.

Net cash provided by investing activities was approximately $431,000 for the first three months of fiscal 2012 and net cash used for investing activities was $447,000 for the first three months of fiscal 2011. On March 2, 2012, the Company sold the restaurant assets at its Tulsa Oklahoma restaurant for approximately $1.2 million. During the first three months of 2012 and 2011, we used approximately $785,000 and $580,000, respectively, on capital expenditures for our existing restaurants and for other infrastructure projects.

We now expect total 2012 capital expenditures to be approximately $6.5 million, reflecting two new restaurant openings, continued investments in our existing restaurants, including several significant remodeling projects, and continued investments in corporate infrastructure systems.

Net cash used for financing activities was approximately $712,000 and $61,000 in the first three months of fiscal 2012 and fiscal 2011, respectively. During the first three months of 2012, we had draws of $8.4 million on our line of credit and had repayments of $7.4 million. We also used approximately $1.5 million to repurchase 147,719 shares at an average price of $10.97, excluding commissions, under our current share repurchase program. During the three months ended April 3, 2011, we had draws of $11.0 million on our line of credit and had repayments of $8.6 million. We also used approximately $2.5 million to repurchase 245,809 shares at an average price of $10.28, excluding commissions, under our current share repurchase program.

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

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a “Base Rate” plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at April 1, 2012) plus 0.75% or Wells Fargo’s prime rate (3.25% at April 1, 2012). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.25% for Eurodollar Rate loans and from 0.00% to +0.75% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of April 1, 2012, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the credit facility for the three months ended April 1, 2012 was 2.74%.

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

The July 2011 amendment to the Credit Agreement accelerated the maturity date of the Term Loan, which now matures on July 5, 2016. Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the three months ended April 1, 2012 was 2.31%. As required by the July 2011 Credit Agreement amendment, the Company is now required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At April 1, 2012, the principal amount outstanding under the Facility and the Term Loan was $12.0 million and $5.9 million, respectively, and we had approximately $620,000 in letters of credit for real estate locations. We were in compliance with all covenants as of April 1, 2012.

We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Contractual Obligations

See Notes 8 and 9 to our Consolidated Financial Statements in our Fiscal 2011 Annual Report on Form 10-K for the details of our contractual obligations.

Under the combined Facility and Term Loan we are subject to various financial covenants which include maximum target capital expenditures, cash flow ratios and adjusted leverage ratios.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2012. The accounting policies used in preparing our interim 2012 consolidated financial statements are the same as those described in our Fiscal 2011 Annual Report on Form 10-K.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity. Our total outstanding long-term debt as of April 1, 2012 was approximately $21.2 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We have secondary source suppliers for certain items and in 2012 we have continued to make this a key area of focus in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

On November 4, 2010, our board of directors adopted a stock repurchase plan that authorized the repurchase of up to 1.0 million shares of our common stock from time-to-time in both the open market or through privately negotiated transactions. Since its adoption, we have repurchased 931,985 of the 1.0 million shares under this program, for approximately $9.2 million at an average market price per share of $9.83, excluding commissions.

The following table includes information about our share repurchases for the first quarter ended April 1, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (January 2, 2012– January 29, 2012)	45,513	10.56	45,513	170,221
Month #2 (January 30, 2012 – February 26, 2012)	29,972	10.82	29,972	140,249
Month #3 (February 27, 2012 – April 1, 2012)	72,234	11.29	72,234	68,015

(1)	Excluding commissions.

Item 5.	OTHER INFORMATION

Adoption of Second Amended and Restated By-laws

On and effective as of May 10, 2012, the Board of Directors of the Company approved the adoption of the Second Amended and Restated By-laws of the Company (the “Amended By-laws”). The By-laws of the Company previously in effect are referred to herein as the former Bylaws. The following summary does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended By-laws, filed as Exhibit 3.1 hereto, and incorporated herein by reference.

Procedures governing shareholder requested special meetings. The Amended By-laws expand the Company’s procedures for shareholders to request special meetings. Among other things, the Amended By-laws clarify that a duly authorized agent of a shareholder may act on behalf of a shareholder by signing and delivering certain notices and requests for a special meeting of shareholders. The Amended By-Laws require that shareholders submit a notice of intent to call a special meeting so that the Company can set a record date for determining shareholders entitled to request a special meeting and include provisions concerning procedures for verifying the validity of special meeting requests. For a shareholder request to be in proper form, it must meet the revised informational requirements in the Amended By-Laws, including information about persons controlling, or acting in concert with, such shareholder, any hedging interests, any short interests and any performance-related fees.

The Amended By-Laws also provide that the Board is not required to call a special meeting for a shareholder request (i) that relates to an item of business that is identical or substantially similar to an item of business (a “Similar Item”) for which a record date (other than the then-current record date) was previously fixed and such demand is delivered between the time beginning on the day after such previous record date and ending on the one-year anniversary of such previous record date (and, for purposes of the Amended By-Laws, the election of directors shall be deemed a “Similar Item” with respect to all items of business involving the election or removal of directors), (ii) if a Similar Item will be submitted for shareholder approval at any shareholder meeting to be held on or before the date that is one hundred twenty days (120) after the Secretary receives such demand, (iii) if a Similar Item has been presented at the most recent annual meeting or at any special meeting held within one year prior to receipt by the Secretary of such demand to call a special meeting, (iv) if a Similar Item is included in the Corporation’s notice as an item of business to be brought before a shareholder meeting that has been called but not yet held, or (v) such special meeting demand was made in a manner that involved a violation of Regulation 14A under the Securities Exchange Act of 1934, as amended, or other applicable law.

Procedures governing advance notice of business proposed by shareholders. The Amended By-laws enhance the Company’s advance notice procedures applicable to business that may be brought before a meeting of the Company’s shareholders by a shareholder of the Company. In particular, the requirements for shareholder notice have been updated to include additional information about the proposing shareholder, including information about persons controlling, or acting in concert with, such shareholder, any hedging interests, any short interests and any performance-related fees. Also, under the Amended By-Laws, to be timely, a shareholder’s

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

notice proposing business must be received not less than ninety (90) (as opposed to sixty (60) under the former By-Laws) nor more than one hundred twenty (120) calendar days prior to the anniversary of the date on which the Corporation first mailed its proxy materials for the preceding year’s annual meeting of shareholders. If, however, the date of the annual meeting is advanced more than thirty (30) calendar days prior to or delayed by more than sixty (60) (as opposed to thirty (30) under the former By-laws) calendar days after the anniversary of the preceding year’s annual meeting, timely notice may be delivered not later than the close of business on the 10th calendar day following the earlier of the date the Company mails notice to its shareholders that a meeting of shareholders will be held or issues a press release, files a periodic report with the Securities and Exchange Commission or otherwise publicly disseminates notice that a meeting of shareholders will be held.

Procedures governing shareholder nominations of directors. The Amended By-laws also update the information required to be delivered with respect to director nominations. A shareholder notice of director nomination must include, among other things, certain representations from the shareholder and detailed information about (i) each person whom the shareholder proposes to nominate for election as a director and the shares of the Company’s capital stock held beneficially and of record by such persons, (ii) all information required to be included in a proxy statement filed with the Securities and Exchange Commission had the nominee been nominated by the Board (including without limitation such person’s written consent to being named in the proxy statement as nominee and to serving as a director if elected), and (iii) a description of all direct and indirect material compensation and other monetary agreements, arrangements and understandings between or among the person being nominated and the shareholder proposing such person for nomination. To be timely, a shareholder notice of director nomination must be received not less than ninety (90) (as opposed to sixty (60) under the former By-Laws) nor more than one hundred twenty (120) calendar days prior to the anniversary of the date on which the Corporation first mailed its proxy materials for the preceding year’s annual meeting of shareholders.

In addition, the Amended By-Laws provide that each director and nominee for election as a director deliver to the Company’s Secretary (i) a completed questionnaire with respect to the background, qualifications, stock ownership and independence of such director or nominee, including, without limitation, information as would be required by the Company in connection with its franchise operations and liquor licenses, (ii) a written representation and agreement to disclose certain types of voting commitments and compensation arrangements and represent that such director or nominee, if elected, would be in compliance with all of the Company’s policies and guidelines concerning corporate governance, conflicts of interest, confidentiality, corporate opportunity, securities ownership and stock trading, and (iii) an irrevocable resignation as a director if such person breaches such written representation and agreement in any material respect.

Updates of information provided by shareholders. For any shareholder who has requested a special meeting, proposed business at a meeting or nominated an individual to be elected as a director, the Amended By-Laws require that such shareholder further update and supplement any information previously provided to the Company in connection with any request, if necessary, so that the information provided or required to be provided in such request shall be true and correct as of the meeting record date and as of the date that is ten (10) business days prior to the meeting or any adjournment or postponement thereof.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Organization and conduct of shareholder meetings. The Amended By-laws include a list of the rules, regulations and procedures that may be established by the chairman of the meeting to include, among other things (i) determining when the polls should be opened and closed, (ii) removing any person who refuses to comply with the meeting procedures, (iii) concluding a meeting or recessing or adjourning the meeting to a later date and time and at a place announced at the meeting, and (iv) complying with any state or local laws and regulations concerning safety and security.

Additional Changes. In addition to the amendments described above, the Amended By-laws include certain changes that (i) clarify language, and (ii) make various technical corrections and non-substantive changes.

Shareholder Nominations and Proposals for 2013 Annual Meeting

As a result of the amendments to the advance notice provisions described above, a shareholder nomination or proposal intended to be considered at the Company’s 2013 Annual Meeting of Shareholders must be received at our principal executive offices not prior to November 23, 2012 and not later than December 23, 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

3.1	Second Amended and Restated By-Laws

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: May 11, 2012	By:	/s/ Christopher O’Donnell

Christopher O’Donnell
President and Chief Executive Officer
Director (Principal Executive Officer)

Dated: May 11, 2012		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Exhibit Number	Description

3.1	Second Amended and Restated By-Laws

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document