Form 10-Q
period 2012-07-01
FAMOUS DAVES OF AMERICA INC
filed 2012-08-10
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2012

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

As of August 6, 2012, 7,356,757 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 1, 2012 AND JANUARY 1, 2012

(in thousands, except share and per share data)

	July 1,	January 1,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,210	$1,148
Restricted cash	539	275
Accounts receivable, net	3,247	3,430
Inventories	2,707	2,754
Deferred tax asset	525	525
Prepaid expenses and other current assets	3,205	1,765
Current portion of notes receivable	28	60

Total current assets	12,461	9,957

Property, equipment and leasehold improvements, net	59,996	60,972

Other assets:
Intangible assets, net	2,818	2,841
Other assets	317	347

	$75,592	$74,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$922	$904
Accounts payable	3,995	1,940
Accrued compensation and benefits	3,355	4,696
Other current liabilities	4,922	4,397

Total current liabilities	13,194	11,937

Long-term liabilities:
Line of credit	13,700	11,000
Long-term debt, less current portion	5,043	5,383
Financing lease obligation, less current portion	3,941	4,068
Deferred tax liability	1,425	1,425
Other liabilities	6,630	6,210

Total liabilities	43,933	40,023

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 7,357,000 and 7,707,000 shares issued and outstanding at July 1, 2012 and January 1, 2012, respectively	71	77
Additional paid-in capital	677	5,871
Retained earnings	30,911	28,146

Total shareholders’ equity	31,659	34,094

	$75,592	$74,117

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

JULY 1, 2012 AND JULY 3, 2011

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Revenue:
Restaurant sales, net	$36,346	$36,504	$69,042	$69,245
Franchise royalty revenue	4,625	4,381	9,003	8,410
Franchise fee revenue	75	130	245	170
Licensing and other revenue	273	275	522	555

Total revenue	41,319	41,290	78,812	78,380

Costs and expenses:
Food and beverage costs	11,251	10,632	21,412	20,285
Labor and benefits costs	11,332	11,124	22,203	21,561
Operating expenses	9,925	9,974	18,851	19,048
Depreciation and amortization	1,474	1,375	2,928	2,750
General and administrative expenses	3,682	4,198	8,154	8,522
Asset impairment and estimated lease termination and other closing costs	183	15	275	186
Pre-opening expenses	280	45	298	45
Net loss on disposal of property	8	6	14	7

Total costs and expenses	38,135	37,369	74,135	72,404

Income from operations	3,184	3,921	4,677	5,976

Other expense:
Interest expense	(247)	(281)	(511)	(560)
Interest income	1	7	3	13
Other income (expense), net	12	(8)	20	—

Total other expense	(234)	(282)	(488)	(547)

Income before income taxes	2,950	3,639	4,189	5,429

Income tax expense	(1,002)	(1,238)	(1,424)	(1,846)

Net income	$1,948	$2,401	$2,765	$3,583

Basic net income per common share	$0.26	$0.30	$0.36	$0.44

Diluted net income per common share	$0.25	$0.29	$0.36	$0.43

Weighted average common shares outstanding basic	7,518,000	8,012,000	7,577,000	8,065,000

Weighted average common shares outstanding diluted	7,686,000	8,183,000	7,750,000	8,243,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

JULY 1, 2012 AND JULY 3, 2011

(in thousands)

(Unaudited)

	Six Months Ended
	July 1,	July 3,
	2012	2011
Cash flows from operating activities:
Net income	$2,765	$3,583
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,928	2,750
Asset impairment and estimated lease termination and other closing costs	275	186
Net loss on disposal of property	14	7
Amortization of deferred financing costs	(1)	29
Deferred income taxes	—	(119)
Deferred rent	477	413
Stock-based compensation	720	649
Tax benefit for equity awards issued	74	118
Changes in operating assets and liabilities:
Restricted cash	(264)	(119)
Accounts receivable, net	208	(172)
Inventories	(40)	(223)
Prepaid expenses and other current assets	(1,448)	(578)
Deposits	31	(1)
Accounts payable	1,983	684
Accrued compensation and benefits	(1,642)	(532)
Other current liabilities	(645)	(144)
Long-term deferred compensation	(30)	(68)

Cash flows provided by operating activities	5,405	6,463

Cash flows from investing activities:
Proceeds from the sale of restaurant assets	1,200	—
Purchases of property, equipment and leasehold improvements	(3,119)	(1,637)
Payments received on notes receivable	32	268

Cash flows used for investing activities	(1,887)	(1,369)

Cash flows from financing activities:
Proceeds from draws on line of credit	15,900	13,800
Payments on line of credit	(13,200)	(16,400)
Payments for debt issuance costs	—	(76)
Payments on long-term debt and financing lease obligation	(449)	(292)
Proceeds from exercise of stock options	76	110
Tax benefit for equity awards issued	74	118
Repurchase of common stock	(4,857)	(2,666)

Cash flows used for financing activities	(2,456)	(5,406)

Increase (decrease) in cash and cash equivalents	1,062	(312)

Cash and cash equivalents, beginning of period	1,148	2,654

Cash and cash equivalents, end of period	$2,210	$2,342

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of July 1, 2012, there were 187 Famous Dave’s restaurants operating in 35 states, including 53 company-owned restaurants and 134 franchise-operated restaurants. An additional 67 franchise restaurants were committed to be developed through signed area development agreements as of July 1, 2012.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of July 1, 2012 and January 1, 2012 and for the three and six month periods ended July 1, 2012 and July 3, 2011. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 1, 2012 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and six months ended July 1, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income per common share – basic:
Net income	$1,948	$2,401	$2,765	$3,583
Weighted average shares outstanding	7,518	8,012	7,577	8,065
Net income per common share – basic	$0.26	$0.30	$0.36	$0.44

Net income per common share – diluted:
Net income	$1,948	$2,401	$2,765	$3,583
Weighted average shares outstanding	7,518	8,012	7,577	8,065
Dilutive impact of common stock equivalents outstanding	168	171	173	178

Adjusted weighted average shares outstanding	7,686	8,183	7,750	8,243
Net income per common share – diluted	$0.25	$0.29	$0.36	$0.43

All options outstanding as of July 1, 2012 were included in the computation of diluted EPS. There were 25,500 options outstanding as of July 3, 2011 that were not included in the computation of diluted EPS because they were anti-dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $78,000 and $18,000 at July 1, 2012 and January 1, 2012, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variances.

(4) Public Relations and Marketing Development Fund and Restricted Cash

We have a system-wide Public Relations and Marketing Development Fund, to which company-owned restaurants, in addition to franchise-operated restaurants subject to franchise agreements that were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of July 1, 2012 and January 1, 2012. As of July 1, 2012 and January 1, 2012, we had approximately $539,000 and $275,000 in this fund, respectively.

(5) Intangible Assets, net

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite lived assets and are not subject to amortization. The lease interest assets are amortized, to occupancy costs, on a straight-line basis over the remaining term of each respective lease.

A reconciliation of beginning and ending amounts of intangible assets for the six and twelve months ended July 1, 2012 and January 1, 2012, respectively, are presented in the table below:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion	Non Current Portion
Balance at July 1, 2012
Lease interest assets	28	$1,417	$(111)	$1,306	$(48)	$1,258
Liquor licenses		1,560	—	1,560	—	1,560

Total		$2,977	$(111)	$2,866	$(48)	$2,818

(in thousands)	Estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion	Net Book Value
Balance at January 1, 2012
Lease interest assets	28	$1,417	$(88)	$1,329	$(48)	$1,281
Liquor licenses		1,560	—	1,560	—	1,560

Total		$2,977	$(88)	$2,889	$(48)	$2,841

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

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a “Base Rate” plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at July 1, 2012) plus 0.75% or Wells Fargo’s prime rate (3.25% at July 1, 2012). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.25% for Eurodollar Rate loans and from 0.00% to +0.75% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of July 1, 2012, was 0.375%. An increase option exercise fee will apply to increased outstanding amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the credit facility for the six months ended July 1, 2012 and July 3, 2011 was 2.76% and 2.75%, respectively.

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $30.0 million in aggregate during the term of the agreement).

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended July 1, 2012 and July 3, 2011 was 2.32% and 2.7%, respectively. As required by the July 2011 Credit Agreement amendment, the Company is now required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At July 1, 2012, the principal amount outstanding under the Facility and the Term Loan was $13.7 million and $5.7 million, respectively, and we had approximately $620,000 in letters of credit for real estate locations. We were in compliance with all covenants as of July 1, 2012.

We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

	July 1,	January 1,
(in thousands)	2012	2012
Other liabilities	$2,058	$1,196
Gift cards payable	1,442	1,916
Sales tax payable	730	863
Income tax payable	469	275
Deferred franchise fees	80	105
Accrued property and equipment purchases	143	42

	$4,922	$4,397

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Other Liabilities

Other liabilities consisted of the following at:

	July 1,	January 1,
(in thousands)	2012	2012
Deferred rent	$6,370	$5,915
Other liabilities	158	193
Asset retirement obligations	102	102

	$6,630	$6,210

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We recognized stock-based compensation expense in our consolidated statements of operations for the three and six months ended July 1, 2012 and July 3, 2011, respectively, as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
(in thousands)	2012	2011	2012	2011
Performance Share Programs:
2009 Program	$—	$61	$—	$122
2010 Program	68	95	147	189
2011 Program	100	117	210	238
2012 Program	124	—	248	—

Performance Shares	$292	$273	$605	$549
Director Shares	24	16	47	32
Restricted Stock	34	34	68	68

	$350	$323	$720	$649

Performance Shares

We recognize compensation cost for these share-based awards over the requisite service period (i.e. fixed treatment) based on their fair value, which is the closing stock price at the date of grant. Participants in each performance share program are entitled to receive a specified number of shares of our common stock (“Performance Shares”) based upon our achieving a specified percentage of the cumulative total of the earnings per share goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal”). In the second and third year of any performance share program, the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2010 and 2011 programs, the attainment percentages were estimated at 91.0% and 91.8%, respectively. In the first year of any program, we estimate the attainment rate to be 100.0%. We have recorded compensation expense net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the 2010 and 2011 programs, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. The maximum share payout a recipient will be entitled to receive under the 2010 and 2011 programs is 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met or exceeded.

The Compensation Committee elected to change the terms of the Performance Share Program for the fiscal 2012 program. As revised, the participants’ rights to receive Performance Shares will be contingent on the Company achieving cumulative earnings per share for fiscal 2012, 2013 and 2014 equal to at least the sum of the amounts achieved by the Company during fiscal 2011, 2012 and 2013 (as adjusted by the Compensation Committee, if applicable). If the Company achieves this threshold, then participants will be entitled to receive a percentage of their “Target” number of Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company, up to 100%. If the Company achieves more than 100% of the Cumulative EPS Goal, then participants will be entitled to receive 100% of their “Target” number of Performance Shares, plus an additional percentage equal to twice the incremental percentage increase in the Cumulative EPS Goal achieved over 100% (e.g., if the Company achieves 103% of the Cumulative EPS Goal, then participants will be entitled to receive 106% of their “Target” number of Performance Shares); provided that the maximum payout under the fiscal 2012 program is capped at 110% of the “Target” number of Performance Shares.

At July 1, 2012, the following performance share programs were in progress:

Award Date	Performance Share Program	Target No. of Performance Shares (Originally Granted)(1)	No. of Performance Shares (Outstanding at July 1, 2012)
1/4/2010	2010 Program	185,400	168,622	(2)
1/3/2011	2011 Program	126,400	115,991	(2)
1/2/2012	2012 Program	144,200	144,200	(2)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal.
(2)	Assumes an estimated payout equal to the forecasted achievement of the applicable Cumulative EPS Goal, net of employee forfeitures.

Board of Directors’ Compensation

We recognized Board of Directors’ compensation expense in our consolidated statement of operations for the three and six months ended July 1, 2012 and July 3, 2011, respectively, as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
(in thousands)	2012(1)	2011(2)	2012(3)	2011(4)
Stock-based compensation(5)(6)	$24	$16	$47	$32
Cash compensation	102	100	204	196

Total board of directors’ compensation	$126	$116	$251	$228

(1)	The three months ended July 1, 2012 consisted of 1 month of board service for the board year of May 2011—April 2012 and 2 months of board service for the board year May 2012—April 2013.
(2)	The three months ended July 1, 2012 consisted of 1 month of board service for the board year of May 2010—April 2011 and 2 months of board service for the board year May 2011—April 2012.
(3)	The six months ended July 1, 2012 consisted of 4 months of board service for the board year of May 2011—April 2012 and 2 months of board service for the board year May 2012—April 2013.
(4)	The six months ended July 1, 2012 consisted of 4 months of board service for the board year of May 2011—April 2012 and 2 months of board service for the board year May 2012—April 2013.
(5)

On May 5, 2009 and September 29, 2009, one-time 25,000 share restricted stock awards were granted to Lisa A. Kro and Wallace B. Doolin, respectively, upon joining the board of directors. The grants to Ms. Kro and Mr. Doolin had grant date fair values of $168,000 and $150,000, respectively, and will vest ratably over a period of five years beginning on the commencement date of their board service.

(6)

On August 2, 2011, a one-time 15,000 share restricted stock award was granted to John F. Gilbert III, upon joining the board of directors. The grant to Mr. Gilbert had a grant date fair value of $153,750 and will vest ratably over a period of five years beginning on the commencement date of his board service.

Stock Options

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”; all such plans are collectively referred to as the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. At the Company’s annual shareholders’ meeting held on May 3, 2011, the Company’s shareholders approved a 450,000 share increase in the number of shares authorized and reserved for issuance under the 2005 Plan. Under the 2005 Plan, an aggregate of 343,199 shares of our Company’s common stock remained unreserved and available for issuance at July 1, 2012.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	193	$6.68
Exercised	(5)	6.72
Canceled or expired	(6)	10.98

Outstanding at April 1, 2012	182	$6.55

Exercised	(45)	6.51
Canceled or expired	(5)	10.98

Outstanding at July 1, 2012	132	$6.40

Options Exercisable at July 1, 2012	132	$6.40

Common Share Repurchases

In November 2010, our Board of Directors authorized the repurchase of 1.0 million shares of our common stock under a stock repurchase program. As of May 1, 2012, we completed the repurchase of all 1.0 million shares under that program, for approximately $9.9 million at an average market price per share of $9.91, excluding commissions. On May 1, 2012, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to 1.0 million additional shares of our common stock in both the open market or through privately negotiated transactions. As of July 1, 2012 we had repurchased 323,862 shares under this new program for approximately $3.4 million at an average market price of $10.49, excluding commissions.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase shares of our common stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 100% of the fair market value of the such shares at the end of each calendar quarter. There were approximately 1,053 and 1,291 shares purchased, respectively, with a weighted average fair value of $10.97 and $9.98 during the second quarter of 2012 and second quarter of 2011, respectively. For the six months ended July 1, 2012 and July 3, 2011, there were approximately 2,281 shares and 2,439 shares purchased, respectively, with a weighted average fair value of $11.29 and $9.89, respectively. For the six months ended July 1, 2012 and July 3, 2011 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2012, we will match 25.0%, and in fiscal 2011, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $122,000 and $127,000 for the second quarter of fiscal years 2012 and 2011, respectively. The employer match was $22,000 and $19,000, respectively, for the second quarter of fiscal years 2012 and 2011. For the six months ended July 1, 2012 and July 3, 2011, eligible participants contributed approximately $291,000 and $293,000, respectively, to the plan and the Company provided matching funds of approximately $46,000 and $43,000, respectively. There were no discretionary contributions to the plan during the first six months of fiscal year 2012 and $11,000 of discretionary contributions during the six months ended of fiscal year 2011.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Deferred Compensation Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Deferred Compensation Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Deferred Compensation Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2012 and fiscal 2011, we are matching 25% of the first 4.0% contributed and paying a declared interest rate of 6.0% on balances outstanding. The board of directors administers the Deferred Compensation Plan and may change the rate or any other aspects of the Deferred Compensation Plan at any time.

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

For the quarter ended July 1, 2012 and July 3, 2011, eligible participants contributed approximately $30,000 and $27,000 to the Deferred Compensation Plan, respectively, and the Company provided matching funds and interest of approximately $18,000 and $16,000, respectively. For the six months ended July 1, 2012 and July 3, 2011, eligible participants contributed approximately $77,000 and $74,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $37,000 and $32,000, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the second quarter of fiscal 2012 and fiscal 2011.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Six Months Ended
Restaurants	Reason	July 1, 2012	July 1, 2012
Vernon Hills, IL	Lease reserve(1)	$77	77
Various	Costs for closed restaurants(2)	106	198

Total for 2012		$183	$275

(1)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, which is equal to zero.
(2)	The Company incurred various costs for the closure of the Vernon Hills, IL and Tulsa, OK restaurants.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Six Months Ended
Restaurants	Reason	July 3, 2011	July 3, 2011
Palatine, IL	Costs for closed restaurants(1)	$15	$38
Gaithersburg, MD	Asset Impairment(2)	—	148

Total for 2011		$15	$186

(1)	The Company incurred various costs for a previously closed restaurant.
(2)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant which we expect to relocate within its existing market in early 2013.

(12) Fair Value Measurements

Non-Financial Assets Measured on a Non-Recurring Basis

In the first six months of fiscal 2012, there were no impairment charges recorded that required a determination of fair value. In the first quarter of fiscal 2011, an impairment charge was recorded for approximately $148,000 for a restaurant that the Company expects to relocate within its existing market in early 2013. This restaurant had a carrying value of approximately $327,000. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. The fair value of approximately $179,000 was determined by using significant unobservable inputs (Level 3).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Supplemental Cash Flow Information

	Six Months Ended
	July 1,	July 3,
(in thousands)	2012	2011
Cash paid for interest	$489	$560
Cash paid for taxes	$1,358	$1,630

Non-cash investing and financing activities:
Accrued property and equipment purchases	$102	$183
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$1,189	$82

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of July 1, 2012, there were 187 Famous Dave’s restaurants operating in 35 states, including 53 company-owned restaurants and 134 franchise-operated restaurants. An additional 67 franchise restaurants were in various stages of development as of July 1, 2012.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Food and beverage costs (1)	31.0%	29.1%	31.0%	29.3%
Labor and benefits costs (1)	31.2%	30.5%	32.2%	31.1%
Operating expenses (1)	27.3%	27.3%	27.3%	27.5%
Depreciation & amortization (restaurant level) (1)	3.6%	3.4%	3.8%	3.6%
Depreciation & amortization (corporate level) (2)	0.4%	0.3%	0.4%	0.3%
General and administrative expenses (2)	8.9%	10.2%	10.3%	10.9%
Asset impairment and estimated lease termination and other closing costs (1)	0.5%	—	0.4%	0.3%
Pre-opening expenses and net loss on disposal of equipment (1)	0.8%	0.1%	0.5%	0.1%

Total costs and expenses (2)	92.3%	90.5%	94.1%	92.4%
Income from operations (2)	7.7%	9.5%	5.9%	7.6%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)

Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which recorded a net loss of $16,000 and $23,000 for the three months ended July 1, 2012 and July 3, 2011, respectively. The Rib Team recorded a net loss of $24,000 and $30,000 for the six months ended July 1, 2012 and July 3, 2011, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, and building brand awareness.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 1, 2012.

Results of Operations – Three and Six months ended July 1, 2012 compared to Three and Six months ended July 3, 2011.

Total Revenue

Total revenue for the second quarter of fiscal 2012 was approximately $41.3 million, essentially flat to the comparable quarter in fiscal 2011. For the six months ended July 1, 2012, total revenue of approximately $78.8 million increased approximately $432,000 or 0.6% over revenue of approximately $78.4 million, for the six months ended July 3, 2011.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Restaurant Sales, net

Restaurant sales were approximately $36.3 million for the second quarter of fiscal 2012 compared to approximately $36.5 million for the same period in fiscal 2011, reflecting a 0.4% decrease. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.1% and 8.9% for the second quarter of fiscal 2012 and 2011, respectively.

Second quarter company-owned restaurant sales were unfavorable to the prior year, reflecting a comparable sales decrease of 0.6% and the closure of the Vernon Hills, Illinois and Tulsa, Oklahoma restaurants. This decrease was partially offset by the addition of three new company-owned restaurants since the second quarter of 2011, in Falls Church, Virginia, Eden Prairie, Minnesota and Gainesville, Virginia and a weighted average price increase of approximately 3.6%. On a weighted basis, dine-in represented 1.5% of the decline and was partially offset by a 0.4% and 0.5% increase in To-Go and catering sales, respectively. For the second quarter of fiscal 2012, off-premise sales were 34.0% of total sales, with To-Go representing 22.6% and catering representing 11.4%. This compares to the prior year’s second quarter in which off-premise sales were 32.5% of total sales and To-Go and catering represented 21.6% and 10.9% of total sales, respectively.

Restaurant sales for the six months ended July 1, 2012 were approximately $69.0 million compared to approximately $69.2 million for the six months ended July 3, 2011, reflecting a 0.3% decrease. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.4% and 9.2% for the first six months of fiscal 2012 and 2011, respectively.

For the first six months of fiscal 2012, company-owned restaurant sales were unfavorable to the prior year, reflecting a comparable sales decrease of 1.0% and the closure of the Vernon Hills, Illinois and Tulsa, Oklahoma restaurants. This decrease was partially offset by the addition of three new company-owned restaurants since the second quarter of 2011, in Falls Church, Virginia, Eden Prairie, Minnesota and Gainesville, Virginia and a weighted average price increase of approximately 3.4%. On a weighted basis, dine-in represented 1.5% of the decline and was partially offset by a 0.1% and 0.4% increase in To-Go and catering sales, respectively. For the first six months of fiscal 2012, off-premise sales were 31.3% of total sales, with To-Go representing 22.8% and catering representing 8.5%. This compares to the prior year’s six months ended July 3, 2011 in which off-premise sales were 30.2% of total sales and To-Go and catering represented 22.1% and 8.1% of total sales, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.7 million for the second quarter of fiscal 2012, compared to $4.5 million for the second quarter of fiscal 2011. The year over year increase in franchise royalties reflects a net increase of five franchise restaurants partially offset by a 1.8% decline in comparable sales. There were 134 franchise-operated restaurants open at July 1, 2012 compared to 129 franchise-operated restaurants open at July 3, 2011.

Franchise-related revenue was approximately $9.2 million for the six months ended July 1, 2012 compared to approximately $8.6 million for the six months ended July 3, 2011, primarily reflecting a year-over-year increase in royalty revenue of 7.1% for the six month timeframe partially offset by a 1.0% comparable sales decline.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the second quarter of fiscal 2012, the licensing royalty revenue was approximately $238,000 compared to approximately $249,000 for the comparable period of fiscal 2011. Licensing royalty revenue was approximately $399,000 for the six months ended July 1, 2012 as compared to $423,000 for the comparable period of fiscal 2011.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Other revenue for the fiscal 2012 second quarter was approximately $36,000 compared to $25,000 for the comparable prior year quarter. Other revenue for the six months ended July 1, 2012 was approximately $124,000 compared to approximately $131,000 for the comparable period of fiscal 2011.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the second quarter of fiscal 2012 decreased 0.6%, compared to fiscal 2011’s second quarter decrease of 1.2%. At the end of the second quarter of fiscal 2012 and the second quarter of fiscal 2011, there were 49 and 51 restaurants, respectively, included in the company-owned comparable sales base.

Same store net sales for company-owned restaurants open at least 24 months for the six months ended July 1, 2012 decreased 1.0%, compared to fiscal 2011’s six months ended July 3, 2011 increase of 0.9%. For the six months ended July 1, 2012 and July 3, 2011, there were 49 and 44 restaurants, respectively, included in the company-owned comparable sales base.

Same store net sales for franchise-operated restaurants for the second quarter of fiscal 2012 decreased 1.8%, compared to a decrease of 1.6% for the prior year comparable period. For the second quarter of 2012 and the second quarter of 2011, there were 113 and 107 restaurants, respectively, included in the franchise-operated comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for the first six months of fiscal 2012 and fiscal 2011 decreased 1.0% and 0.6%, respectively. For the first six months of fiscal 2012 and fiscal 2011, there were 112 and 102 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the second quarter of fiscal 2012 and fiscal 2011:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Average Weekly Net Sales (AWS):
Company-Owned	$53,331	$53,951	$50,070	$51,192
Full-Service	$55,334	$55,558	$51,996	$52,807
Counter-Service	$37,928	$38,846	$35,019	$36,014

Franchise-Operated	$56,394	$56,473	$54,883	$54,636

AWS 2005 and Post 2005: (1)
Company-Owned	$55,929	$59,106	$52,759	$56,075
Franchise-Operated	$59,476	$59,752	$57,935	$57,831
AWS Pre-2005: (1)
Company-Owned	$51,413	$50,730	$48,144	$48,140
Franchise-Operated	$49,913	$50,077	$48,555	$48,385
Operating Weeks:
Company-Owned	678	676	1,375	1,352
Franchise-Operated	1,719	1,670	3,414	3,311

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during and after the fiscal 2005, timeframes.

Food and Beverage Costs

Food and beverage costs for the second quarter of fiscal 2012 were approximately $11.3 million or 31.0% of net restaurant sales, compared to approximately $10.6 million or 29.1% of net restaurant sales for the second quarter of fiscal 2011. We continued to face pressure on our margins due to elevated commodity costs, in addition to a delay in anticipated savings from certain strategic initiatives. We have strategically slowed the progress of some initiatives to ensure their long-term success, both in terms of dollar savings, as well as delivering a value proposition to our guest. Additionally, we saw a shift in our menu mix toward lower priced-lower margin items as guests continued to look for ways to maximize value in this difficult economic environment. Food inflation is expected to be approximately 6.0% year over year, primarily due to increased pork, chicken, and brisket prices, with partial offset from a net decline in pricing for our other key items, such as hamburger, sauces and seasonings. To combat the effects of food inflation, the Company has developed some strategic initiatives which are discussed in the following paragraphs.

Food and beverage costs for the first six months of fiscal 2012 were approximately $21.4 million or 31.0% of net restaurant sales compared to approximately $20.3 million or 29.3% of net restaurant sales for the comparable period of fiscal 2011.

In 2011, our pork contract was locked in for all of 2012 at an expected increase of 20%. At this time, we do not expect to see forward looking pork prices at a level where it would be advantageous for us to blend and extend our pork contracts into fiscal 2013. Our major chicken contracts are firm through September of 2012; however, the feed component of these contracts, which is comprised of soy meal and corn, is firm through the rest of 2012. As is true with most of the industry, we have seen increased chicken costs primarily associated with chicken wing prices. We now anticipate an annual price increase of approximately 5.2% over fiscal 2011’s pricing. These cost increases reflect the partial offset of savings from optimizing the way we source, ship, and

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

purchase our poultry products. While our brisket product is locked in through March 2013, we are transitioning to a new preparation process for this product in the restaurants, which will allow us to realize a net cost savings. Previously, we anticipated a net cost increase of 11.7% for brisket, however with this new process, we are updating our previous guidance and now anticipate a net cost increase of 8.5% over fiscal 2011’s pricing. Lastly, we now anticipate an approximate 4.2% year over year net decrease for our other key items. This anticipated savings is lower than our previous guidance due to rising corn costs. Our other key items include hamburger, seafood, sauces, seasonings and produce as well as side items such as, beans, apples and corn muffin mix.

In September we plan to take a price increase of 1.0% on selected menu items, which will result in a 2.9% weighted average price increase for all of fiscal 2012. We continue to evaluate our portion sizes and the production methods of our menu items to find ways to increase product yield. Additionally, we continue to optimize our distribution networks to reduce freight costs, as well as manage limited time offerings and their potential to positively impact menu mix and margin.

Based on the results from the first six months of 2012, we are updating our previous guidance, and now anticipate food and beverage costs for all of fiscal 2012, as a percentage of net sales, to be approximately 90 to 95 basis points higher than the prior year.

Labor and Benefits Costs

Labor and benefits costs for the second quarter ended July 1, 2012 were approximately $11.3 million or 31.2% of net restaurant sales, compared to approximately $11.1 million or 30.5% of net restaurant sales for the three months ended July 3, 2011. For the second quarter of fiscal 2012, this year over year increase was primarily due to sales deleverage, as well as higher than anticipated medical claims. Labor and benefits for the six months ended July 1, 2012 were approximately $22.2 million or 32.2% of net restaurant sales, compared to approximately $21.6 million or 31.1% of net restaurant sales for the six months ended July 3, 2011.

Based on the results from the first six months of the year, we are updating our previous guidance, and now anticipate labor and benefits costs for fiscal 2012, as a percentage of sales, to be approximately 40 to 45 basis points unfavorable to fiscal 2011’s percentage.

Operating Expenses

Operating expenses for the second quarter of fiscal 2012 were approximately $9.9 million or 27.3% of net restaurant sales, compared to operating expenses of approximately $10.0 million or 27.3% of net restaurant sales for the second quarter of fiscal 2011. Operating expenses as a percentage of net restaurant sales, were flat to the prior year as a result of lower advertising spend, utility costs and credit card fees. These savings were offset by higher occupancy and other restaurant operating costs, as well as a loss of sales leverage. Operating expenses for the six months ended July 1, 2012 were approximately $18.9 million or 27.3% of net restaurant sales, compared to approximately $19.0 million or 27.5% of net restaurant sales for the six months ended July 3, 2011.

We still anticipate, on an annual basis, advertising expense will be approximately 3.0% of net sales for 2012 including a 1.0% contribution to the Marketing Fund. We are projecting operating expenses, as a percentage of net sales, for fiscal 2012 to be approximately 55 – 60 basis points lower than 2011’s percentage. This decline from our previous guidance reflects the results from the first six months of fiscal 2012 as well as the expectation for continued, but more moderate decreases, in utility expenses, and continued reduction in credit card fees year over year.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of 2012 was approximately $1.5 million or 3.6% of total revenue compared to $1.4 million or 3.3% for the second quarter of fiscal 2011. Depreciation and amortization expense for the six months ended July 1, 2012 and July 3, 2011 was approximately $2.9 million and $2.8 million, respectively, and was 3.7% and 3.5%, respectively, of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During the second quarter of 2012, we incurred approximately $280,000 of pre-opening expenses for the recently opened company-owned location in Gainesville, Virginia. During the second quarter of 2011, we incurred approximately $45,000 of pre-opening expenses, which included pre-opening rent. During the six months ended July 1, 2012 and July 3, 2011, we incurred pre-opening expenses of $298,000 and $45,000, respectively. For fiscal 2012, we anticipate pre-opening costs for 2012 to be approximately $498,000 for the opening of two company-owned restaurants including pre-opening rent of $95,000.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurants’ assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of these events during the second quarter of fiscal 2012 and fiscal 2011.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended July 1, 2012	Six Months Ended July 1, 2012
Vernon Hills, IL	Lease reserve(1)	$77	$77
Various	Costs for closed restaurants(2)	106	198

Total for 2012		$183	$275

(1)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, which is equal to zero.
(2)	The Company incurred various costs for the closure of the Vernon Hills, IL and Tulsa, OK restaurants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Palatine, IL	Costs for closed restaurants(1)	$15	$38
Gaithersburg, MD	Asset Impairment(2)	—	148

Total for 2011		$15	$186

(1)	The Company incurred various costs for a previously closed restaurant.
(2)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant which we expect to relocate within its existing market in early 2013.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2012 were approximately $3.7 million or 8.9% of total revenue, compared to approximately $4.2 million or 10.2% of total revenue for the second quarter of fiscal 2011. This decrease was primarily due to the recapture of six months of our corporate bonus accrual which had a 170 basis point impact as compared to the prior year period. Additionally, the decrease reflects the realization of construction overhead allocations for a new company-owned restaurant and a significant restaurant remodeling project completed in the quarter partially offset by investments in infrastructure.

General and administrative expenses for the first six months of fiscal 2012, respectively, were approximately $8.2 million or 10.3% of total revenue compared to approximately $8.5 million or 10.9% of total revenue for the first six months of fiscal 2011.

We are expecting stock-based and board of director cash compensation to be approximately $1.9 million in fiscal 2012, as follows (in thousands):

Performance Shares	Restricted Stock Units	Board of Directors’ Stock and Cash Compensation	Total
$1,270	$136	$502	$1,908

We are updating our previous guidance, and now anticipate general and administrative expenses as a percentage of revenue, to be approximately 5 – 10 basis points favorable to 2011’s percentage, reflecting no corporate bonus accrual.

Interest Expense

Interest expense was approximately $247,000 or 0.6% of total revenue for the second quarter of fiscal 2012, compared to approximately $281,000 or 0.7% of total revenue for the comparable time frame of fiscal 2011. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $511,000 or 0.6% of total revenue for the first six months of fiscal 2012 and approximately $560,000 or 0.7% of total revenue for the first six months of fiscal 2011. For full fiscal 2012, we still expect interest expense to be essentially flat, as a percentage of revenue, to fiscal 2011.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Interest Income

Interest income was approximately $1,000 and $7,000 for the second quarter of fiscal 2012 and fiscal 2011, respectively. Interest income was approximately $3,000 and $13,000 for the first six months of fiscal 2012 and fiscal 2011, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.

Provision for Income Taxes

For the second quarter of 2012, we recorded an estimated provision for income taxes of approximately $1.0 million or 34.0% of income before income taxes, compared to a tax provision of approximately $1.2 million or 34.0% of income before income taxes, for the second quarter of 2011. For the six months ended July 1, 2012, our tax provision was approximately $1.4 million, or 34.0% of income before income taxes, compared to the prior year comparable period of approximately $1.8 million, or 34.0% of income before income taxes. We estimate an effective tax rate of approximately 34.0% for fiscal 2012.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended July 1, 2012 was approximately $1.9 million, or $0.26 per basic and $0.25 per diluted share, respectively, on approximately 7,518,000 weighted average basic shares outstanding and 7,686,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended July 3, 2011 was approximately $2.4 million, or $0.30 per basic share and $0.29 per diluted share on approximately 8,012,000 weighted average basic shares outstanding and 8,183,000 weighted average diluted shares outstanding, respectively.

Net income for the six months ended July 1, 2012 was approximately $2.8 million, or $0.36 per basic share and diluted share, respectively, on approximately 7,577,000 weighted average basic shares outstanding and approximately 7,750,000 weighted average diluted shares outstanding, respectively. Net income for the six months ended July 3, 2011 was approximately $3.6 million, or $0.44 per basic share and $0.43 per diluted share respectively, on approximately 8,065,000 weighted average basic shares outstanding and approximately 8,243,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $2.2 million at July 1, 2012 and approximately $1.1 million at January 1, 2012.

Our current ratio, which measures our immediate short-term liquidity, was 0.94 at July 1, 2012 and 0.83 at January 1, 2012. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to increases in our cash and cash equivalents balance, as well as our prepaid expenses relating to our payments for insurance premiums and estimated income tax payments made during the first six months of fiscal 2012. Additionally, this increase was due to a reduction in our accrued compensation and benefits due to the 2011 corporate bonus payout in March of 2012, as well as the recapture of the 2012 corporate bonus accrual. These increases were partially offset by an increase in our accounts payable balance due to higher purchasing volumes because of the seasonality of our business. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities through the second quarter of 2012 was approximately $5.4 million and reflects net income of approximately $2.8 million, depreciation and amortization of approximately $2.9 million, an increase in accounts payable of $2.0 million, and stock-based compensation of $720,000. These net increases were partially offset by a decrease in accrued compensation and benefits of $1.6 million and other current liabilities of $645,000, as well as an increase in prepaid expense and other current assets of $1.4 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the six months ended July 3, 2011 was approximately $6.5 million. Cash provided by operating activities was primarily from net income of approximately $3.6 million, depreciation and amortization of approximately $2.8 million, stock-based compensation of $649,000, and an increase in accounts payable of $684,000. These net increases were partially offset by an approximate $578,000 decrease in prepaid expenses and other current assets and a $532,000 decrease in accrued compensation and benefits.

Net cash used for investing activities was approximately $1.9 million for the first six months of fiscal 2012 and was $1.4 million for the first six months of fiscal 2011. On March 2, 2012, the Company sold the restaurant assets at its Tulsa Oklahoma restaurant for approximately $1.2 million. During the first six months of 2012 and 2011, we used approximately $3.1 million and $1.6 million, respectively, on capital expenditures for our existing restaurants and for other infrastructure projects.

We now expect total 2012 capital expenditures to be in the range of approximately $6.6 to $6.8 million, reflecting two new restaurant openings, continued investments in our existing restaurants, including several significant remodeling projects, and continued investments in corporate infrastructure systems.

Net cash used for financing activities was approximately $2.5 million and $5.4 million in the first six months of fiscal 2012 and fiscal 2011, respectively. During the first six months of 2012, we had draws of $15.9 million on our line of credit and had repayments of $13.2 million. We also used approximately $4.8 million to repurchase 447,927 shares at an average price of $10.60, excluding commissions, under our current share repurchase program and the recently completed November 2010 share repurchase program. During the six months ended July 3, 2011, we had draws of $13.8 million on our line of credit and had repayments of $16.4 million. During the first six months of fiscal 2011, we also used approximately $2.7 million to repurchase 259,509 shares at an average price of $10.26, excluding commissions, under the November 2010 repurchase program.

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

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a “Base Rate” plus an applicable margin. The Base Rate is defined in the agreement as the greater of the Federal Funds Rate (0.25% at July 1, 2012) plus 0.75% or Wells Fargo’s prime rate (3.25% at July 1, 2012). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.25% for Eurodollar Rate loans and from 0.00% to +0.75% for Base Rate loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of July 1, 2012, was 0.375%. An increase option exercise fee will apply to increased outstanding amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the credit facility for the six months ended July 1, 2012 was 2.76%.

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 3.00 to 1.00, an additional

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $30.0 million in aggregate during the term of the agreement).

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended July 1, 2012 was 2.32%. As required by the July 2011 Credit Agreement amendment, the Company is now required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At July 1, 2012, the principal amount outstanding under the Facility and the Term Loan was $13.7 million and $5.7 million, respectively, and we had approximately $620,000 in letters of credit for real estate locations. We were in compliance with all covenants as of July 1, 2012.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of July 1, 2012 was approximately $22.7 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2010, our Board of Directors authorized the repurchase of 1.0 million shares of common stock under a stock repurchase program. As of May 1, 2012, we completed the repurchase of all 1.0 million shares under that program for approximately $9.9 million at an average market price per share of $9.91, excluding commissions. On May 1, 2012, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to 1.0 million additional shares of our common stock in both the open market or through privately negotiated transactions. As of July 1, 2012 we had repurchased 323,862 shares under this new program for approximately $3.4 million at an average market price of $10.49, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

The following table includes information about our share repurchases for the second quarter ended July 1, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #4 (April 2, 2012– April 29, 2012)	40,508	11.46	(2)	40,508	27,507
Month #5 (April 30, 2012 – May 27, 2012)	226,553	10.21	(2)(3)	226,553	800,954
Month #6 (May 28, 2012 – July 1, 2012)	124,816	10.94	(3)	124,816	676,138

(1)	Excluding commissions.
(2)	Shares purchased under the publically announced 1.0 million share repurchase plan adopted November 4, 2010.
(3)	Shares purchased under the publically announced 1.0 million share repurchase plan adopted May 1, 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: August 10, 2012	By:	/s/ Christopher O’Donnell
Christopher O’Donnell
President and Chief Executive Officer Director (Principal Executive Officer)

Dated: August 10, 2012		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document