Form 10-Q
period 2012-09-30
FAMOUS DAVES OF AMERICA INC
filed 2012-11-02
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 29, 2012, 7,506,757 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND JANUARY 1, 2012

(in thousands, except share and per share data)

	September 30,	January 1,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,004	$1,148
Restricted cash	697	275
Accounts receivable, net	3,449	3,430
Inventories	2,743	2,754
Deferred tax asset	873	525
Prepaid expenses and other current assets	3,042	1,765
Current portion of notes receivable	17	60

Total current assets	12,825	9,957

Property, equipment and leasehold improvements, net	59,616	60,972

Other assets:
Intangible assets, net	2,806	2,841
Other assets	310	347

	$75,557	$74,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$934	$904
Accounts payable	3,819	1,940
Accrued compensation and benefits	2,521	4,696
Other current liabilities	3,763	4,397

Total current liabilities	11,037	11,937

Long-term liabilities:
Line of credit	14,400	11,000
Long-term debt, less current portion	4,873	5,383
Financing lease obligation, less current portion	3,872	4,068
Deferred tax liability	1,697	1,425
Other liabilities	6,839	6,210

Total liabilities	42,718	40,023

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 7,357,000 and 7,707,000 shares issued and outstanding at September 30, 2012 and January 1, 2012, respectively	71	77
Additional paid-in capital	1,012	5,871
Retained earnings	31,756	28,146

Total shareholders’ equity	32,839	34,094

	$75,557	$74,117

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SEPTEMBER 30, 2012 AND OCTOBER 2, 2011

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Revenue:
Restaurant sales, net	$34,896	$34,315	$103,938	$103,560
Franchise royalty revenue	4,352	4,234	13,355	12,644
Franchise fee revenue	295	150	540	320
Licensing and other revenue	378	228	900	783

Total revenue	39,921	38,927	118,733	117,307

Costs and expenses:
Food and beverage costs	11,007	10,292	32,419	30,577
Labor and benefits costs	11,456	10,829	33,659	32,390
Operating expenses	10,794	9,536	29,645	28,584
Depreciation and amortization	1,520	1,404	4,448	4,154
General and administrative expenses	4,370	4,012	12,524	12,534
Asset impairment and estimated lease termination and other closing costs	13	(28)	288	158
Pre-opening expenses	19	237	317	282
Net loss on disposal of property	3	3	17	10

Total costs and expenses	39,182	36,285	113,317	108,689

Income from operations	739	2,642	5,416	8,618

Other expense:
Interest expense	(282)	(261)	(793)	(821)
Interest income	2	6	5	19
Other (expense) income, net	(13)	(15)	7	(15)

Total other expense	(293)	(270)	(781)	(817)

Income before income taxes	446	2,372	4,635	7,801

Income tax benefit (expense)	399	(807)	(1,025)	(2,653)

Net income	$845	$1,565	$3,610	$5,148

Basic net income per common share	$0.12	$0.20	$0.48	$0.64

Diluted net income per common share	$0.11	$0.19	$0.47	$0.63

Weighted average common shares outstanding basic	7,327,000	7,994,000	7,494,000	8,041,000

Weighted average common shares outstanding diluted	7,478,000	8,173,000	7,659,000	8,219,000

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 30, 2012 AND OCTOBER 2, 2011

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,	October 2,
	2012	2011
Cash flows from operating activities:
Net income	$3,610	$5,148
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,448	4,154
Asset impairment and estimated lease termination and other closing costs	288	158
Net loss on disposal of property	17	10
Amortization of deferred financing costs	8	45
Inventory reserve	12	—
Deferred income taxes	(76)	148
Deferred rent	695	644
Stock-based compensation	1,062	960
Tax benefit for equity awards issued	67	121
Changes in operating assets and liabilities:
Restricted cash	(422)	(194)
Accounts receivable, net	6	108
Inventories	(76)	(236)
Prepaid expenses and other current assets	(1,285)	(654)
Deposits	28	15
Accounts payable	1,794	(1,210)
Accrued compensation and benefits	(2,476)	(1,242)
Other current liabilities	(752)	570
Long-term deferred compensation	(27)	(69)

Cash flows provided by operating activities	6,921	8,476

Cash flows from investing activities:
Proceeds from the sale of restaurant assets	1,200	—
Purchases of property, equipment and leasehold improvements	(4,303)	(3,407)
Payments received on notes receivable	43	363

Cash flows used for investing activities	(3,060)	(3,044)

Cash flows from financing activities:
Proceeds from draws on line of credit	23,700	21,900
Payments on line of credit	(20,300)	(24,900)
Payments for debt issuance costs	—	(96)
Payments on long-term debt and financing lease obligation	(676)	(457)
Proceeds from exercise of stock options	76	128
Tax benefit for equity awards issued	67	121
Repurchase of common stock	(5,872)	(3,113)

Cash flows used for financing activities	(3,005)	(6,417)

Increase (decrease) in cash and cash equivalents	856	(985)

Cash and cash equivalents, beginning of period	1,148	2,654

Cash and cash equivalents, end of period	$2,004	$1,669

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of September 30, 2012, there were 187 Famous Dave’s restaurants operating in 34 states and one Canadian province, including 53 company-owned restaurants and 134 franchise-operated restaurants. An additional 68 franchise restaurants were committed to be developed through signed area development agreements as of September 30, 2012.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of September 30, 2012 and January 1, 2012 and for the three and nine month periods ended September 30, 2012 and October 2, 2011. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 1, 2012 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income per common share – basic:
Net income	$845	$1,565	$3,610	$5,148
Weighted average shares outstanding	7,327	7,994	7,494	8,041
Net income per common share – basic	$0.12	$0.20	$0.48	$0.64

Net income per common share – diluted:
Net income	$845	$1,565	$3,610	$5,148
Weighted average shares outstanding	7,327	7,994	7,494	8,041
Dilutive impact of common stock equivalents outstanding	151	179	165	178

Adjusted weighted average shares outstanding	7,478	8,173	7,659	8,219
Net income per common share – diluted	$0.11	$0.19	$0.47	$0.63

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 15,000 and 25,500 stock options outstanding as of September 30, 2012 and October 2, 2011 respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

(3) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $129,000 and $18,000 at September 30, 2012 and January 1, 2012, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variances.

(4) Public Relations and Marketing Development Fund and Restricted Cash

We have a system-wide Public Relations and Marketing Development Fund, to which company-owned restaurants, in addition to franchise-operated restaurants subject to franchise agreements that were signed after December 17, 2003, are required to contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of September 30, 2012 and January 1, 2012. As of September 30, 2012 and January 1, 2012, we had approximately $697,000 and $275,000 in this fund, respectively.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of beginning and ending amounts of intangible assets for the nine and twelve months ended September 30, 2012 and January 1, 2012, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion	Non Current Portion
Balance at September 30, 2012
Lease interest assets	27	1,417	(123)	1,294	(48)	1,246
Liquor licenses		1,560	—	1,560	—	1,560

Total		2,977	(123)	2,854	(48)	2,806

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion	Net Book Value
Balance at January 1, 2012
Lease interest assets	28	1,417	(88)	1,329	(48)	1,281
Liquor licenses		1,560	—	1,560	—	1,560

Total		2,977	(88)	2,889	(48)	2,841

Amortization for each of the next five years is expected to be approximately $48,000 per year.

(6) Credit Facility, Long-Term Debt and Debt Covenants

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At September 30, 2012, the principal amount outstanding under the Facility and the Term Loan was $14.4 million and $5.6 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the nine months ended September 30, 2012 and October 2, 2011, our weighted average interest rate for the Facility was 2.79% and 2.74%, respectively. Unused portions of the Facility are subject to a fee which was 0.375% at September 30, 2012. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the nine months ended September 30, 2012 and October 2, 2011 was 2.37% and 2.60%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type, which include, among others limitations on the Borrower detailed in the Facility, a capital expenditure limits and permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $30.0 million in aggregate during the term of the agreement). We were in compliance with all covenants as of September 30, 2012.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

	September 30,	January 1,
(in thousands)	2012	2012
Gift cards payable	$1,370	$1,916
Other liabilities	1,282	1,196
Sales tax payable	736	863
Income tax payable	142	275
Deferred franchise fees	120	105
Accrued property and equipment purchases	113	42

	$3,763	$4,397

(8) Other Liabilities

Other liabilities consisted of the following at:

	September 30,	January 1,
(in thousands)	2012	2012
Deferred rent	$6,579	$5,915
Other liabilities	158	193
Asset retirement obligations	102	102

	$6,839	$6,210

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”; all such plans are collectively referred to as the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

awards to eligible participants. At the Company’s annual shareholders’ meeting held on May 3, 2011, the Company’s shareholders approved a 450,000 share increase in the number of shares authorized and reserved for issuance under the 2005 Plan. Under the 2005 Plan, an aggregate of 346,099 shares of our Company’s common stock remained unreserved and available for issuance at September 30, 2012.

We recognized stock-based compensation expense in our consolidated statements of operations for the three and nine months ended September 30, 2012 and October 2, 2011, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(in thousands)	2012	2011	2012	2011
Performance Share Programs:
2009 Program	$—	$60	$—	$182
2010 Program	60	81	207	270
2011 Program	100	116	310	354
2012 Program	124	—	372	—

Performance Shares	$284	$257	$889	$806

Director Shares	24	21	71	52
Restricted Stock	34	34	102	102

	$342	$312	$1,062	$960

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

At September 30, 2012, the following performance share programs were in progress:

Award Date	Performance Share Program	Target No. of Performance Shares (Originally Granted)(1)	No. of Performance Shares (Outstanding at September 30, 2012)(2)
1/4/2010	2010 Program	193,700	165,984
1/3/2011	2011 Program	129,900	115,991
1/2/2012	2012 Program	144,200	144,200

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal.
(2)	Assumes an estimated payout equal to the forecasted achievement of the applicable Cumulative EPS Goal, net of employee forfeitures.

Board of Directors’ Compensation

We recognized Board of Directors’ compensation expense in our consolidated statement of operations for the three and nine months ended September 30, 2012 and October 2, 2011, respectively, as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
(in thousands)	2012(1)	2011(2)	2012(3)	2011(4)
Stock-based compensation(5)(6)	$24	$21	$71	$53
Cash compensation	102	115	306	311

Total board of directors’ compensation	$126	$136	$377	$364

(1)	The three months ended September 30, 2012 consisted of 3 months of board service for the board year May 2012—April 2013.
(2)	The three months ended October 2, 2011 consisted of 3 months of board service for the board year May 2011—April 2012.
(3)	The nine months ended September 30, 2012 consisted of 4 months of board service for the board year of May 2011—April 2012 and 5 months of board service for the board year May 2012—April 2013.
(4)	The nine months ended October 2, 2011 consisted of 4 months of board service for the board year of May 2010—April 2011 and 5 months of board service for the board year May 2011—April 2012.
(5)

On May 5, 2009 and September 29, 2009, one-time 25,000 share restricted stock awards were granted to Lisa A. Kro and Wallace B. Doolin, respectively, upon joining the board of directors. The grants to Ms. Kro and Mr. Doolin had grant date fair values of $168,000 and $150,000, respectively, and vest ratably over a period of five years beginning on the commencement date of their board service.

(6)

On August 2, 2011, a one-time 15,000 share restricted stock award was granted to John F. Gilbert III, upon joining the board of directors. The grant to Mr. Gilbert had a grant date fair value of $153,750 and vests ratably over a period of five years beginning on the commencement date of his board service.

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

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	193	$6.68
Exercised	(5)	6.72
Canceled or expired	(6)	10.98

Outstanding at April 1, 2012	182	$6.55

Exercised	(45)	6.51
Canceled or expired	(5)	10.98

Outstanding at July 1, 2012	132	$6.40

Exercised	—	—
Canceled or expired	—	—

Outstanding at September 30, 2012	132	$6.40

Options Exercisable at September 30, 2012	132	$6.40

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Share Repurchases

In November 2010, our Board of Directors authorized the repurchase of 1.0 million shares of our common stock under a stock repurchase program. As of May 1, 2012, we completed the repurchase of all 1.0 million shares under that program, for approximately $9.9 million at an average market price per share of $9.91, excluding commissions. On May 1, 2012, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to 1.0 million additional shares of our common stock in both the open market or through privately negotiated transactions. As of September 30, 2012 we had repurchased 323,862 shares under this new program for approximately $3.4 million at an average market price of $10.49, excluding commissions. During the first nine months of 2011, the Company used approximately $3.1 million to repurchase 306,130 shares at an average price of $10.15, excluding commissions.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase shares of our common stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 100% of the fair market value of the such shares at the end of each calendar quarter. There were approximately 1,303 and 1,640 shares purchased, respectively, with a weighted average fair value of $9.92 and $8.32 during the third quarter of 2012 and third quarter of 2011, respectively. For the nine months ended September 30, 2012 and October 2, 2011, there were approximately 3,584 shares and 4,079 shares purchased, respectively, with a weighted average fair value of $10.80 and $9.25, respectively. For the nine months ended September 30, 2012 and October 2, 2011 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2012, we will match 25.0%, and in fiscal 2011, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $136,000 and $151,000 for the third quarter of fiscal years 2012 and 2011, respectively. The employer match was $24,000 and $24,000, respectively, for the third quarter of fiscal years 2012 and 2011. For the nine months ended September 30, 2012 and October 2, 2011, eligible participants contributed approximately $427,000 and $444,000, respectively, to the plan and the Company provided matching funds of approximately $70,000 and $67,000, respectively. There were no discretionary contributions to the plan during the first nine months of fiscal year 2012 and $11,000 of discretionary contributions during the first nine months of fiscal year 2011.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Deferred Compensation Plan assets are kept in an unsecured account that has no trust fund. In the event of bankruptcy, participants entitled to future payments under the Deferred Compensation Plan would have no greater rights than that of an unsecured general creditor of the Company and the Deferred Compensation Plan confers no legal rights for interest or claim on any specific assets of the Company. Benefits provided by the Deferred Compensation Plan are not insured by the Pension Benefit Guaranty Corporation (“PBGC”) under Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”), because the pension insurance provisions of ERISA do not apply to the Deferred Compensation Plan.

For the quarter ended September 30, 2012 and October 2, 2011, eligible participants contributed approximately $36,000 and $31,000 to the Deferred Compensation Plan, respectively, and the Company provided matching funds and interest of approximately $20,000 and $17,000, respectively. For the nine months ended September 30, 2012 and October 2, 2011, eligible participants contributed approximately $113,000 and $105,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $57,000 and $49,000, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the third quarter of fiscal 2012 and fiscal 2011.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Nine Months Ended
Restaurants	Reason	September 30, 2012	September 30, 2012
Vernon Hills, IL	Lease reserve(1)	$—	77
Various	Costs for closed restaurants(2)	13	211

Total for 2012		$13	$288

(1)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, which is equal to zero.
(2)	The Company incurred various costs for previously closed restaurants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Nine Months Ended
Restaurants	Reason	October 2, 2011	October 2, 2011
Various	Costs for closed restaurants(1)	$(28)	$10
Gaithersburg, MD	Asset Impairment(2)	—	148

Total for 2011		$(28)	$158

(1)	The Company incurred various costs for previously closed restaurants, including a recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.
(2)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant that will be relocated within its existing market in 2013.

(12) Fair Value Measurements

Non-Financial Assets Measured on a Non-Recurring Basis

In the first nine months of fiscal 2012, there were no impairment charges recorded that required a determination of fair value. In the first quarter of fiscal 2011, an impairment charge was recorded for approximately $148,000 for a restaurant that the Company will relocate within its existing market in early 2013. This restaurant had a carrying value of approximately $327,000. We determined fair value based on projected discounted future operating cash flows of the restaurants over their remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. The fair value of approximately $179,000 was determined by using significant unobservable inputs (Level 3).

(13) Supplemental Cash Flow Information

	Nine Months Ended
	September 30,	October 2,
(in thousands)	2012	2011
Cash paid for interest	$725	$801
Cash paid for taxes	$1,488	$1,953

Non-cash investing and financing activities:
Accrued property and equipment purchases	$72	$189
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$1,189	$82

(14) Recently Issued Accounting Pronouncement

In July 2012, the FASB amended Accounting Standards Codification: Subtopic 350-30, Intangibles –Goodwill and Other – General Intangibles Other than Goodwill. This amendment allows an entity the option to first evaluate qualitative events and circumstances on a basis of weight of evidence and significance to determine if it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the events and circumstances by way of weight as described above, an entity concludes that the indefinite-lived intangible asset has a likelihood of 50% or greater of being impaired, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying amount. However, if the entity concludes otherwise, no further action is required. Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period if it chooses to do so. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

(15) Income Taxes

The effective income tax rate for the nine months ended September 30, 2012 was 22.1% compared to an effective income tax rate of 34.0% for the quarter ended October 2, 2011. The decrease in the effective income tax rate, year over year, was primarily attributable to an increase in the impact of employment tax credits for employee reported tips for the current year as well as the previous open tax years. As such, the Company has amended certain tax returns to capture this additional credit during the third quarter of fiscal 2012. During the fourth quarter, the Company anticipates completing the amendment process for the remainder of the open tax years. The impact on the effective income tax rate for these credits will be treated discretely in the period the returns are filed as required by the Codification. We expect a tax rate of approximately 16% to 19% for fiscal 2012.

(16) Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the financial statements except as noted below.

On October 8, 2012, John Gilbert III, was named Chief Executive Officer, and Christopher O’Donnell was named President and Chief Operating Officer by the Company’s board of directors. On October 8, 2012, and pursuant to the agreement governing Mr. Gilbert’s employment, the Company granted 150,000 shares of restricted stock having an aggregate grant date fair value of $1,465,500. These shares of restricted stock will vest in equal annual installments on each of the first five anniversaries of the grant date provided that Mr. Gilbert remains employed by the Company through the applicable vesting date. The compensation expense will be recognized under general and administrative expense in our consolidated statements of operations in equal quarterly installments commencing in the fourth quarter of fiscal 2012 and continuing through the applicable service period until the third quarter of fiscal 2017.

Subsequent to September 30, 2012, the Company and certain of its subsidiaries (collectively known as the “Borrower”) executed the Second Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association. This amendment added an additional pricing tier that provides increased flexibility for our customary and affirmative covenants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of September 30, 2012, there were 187 Famous Dave’s restaurants operating in 34 states and one Canadian province, including 53 company-owned restaurants and 134 franchise-operated restaurants. An additional 68 franchise restaurants were in various stages of development as of September 30, 2012.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Food and beverage costs (1)	31.5%	30.0%	31.2%	29.5%
Labor and benefits costs (1)	32.8%	31.6%	32.4%	31.3%
Operating expenses (1)	30.9%	27.8%	28.5%	27.6%
Depreciation & amortization (restaurant level) (1)	3.9%	3.6%	3.8%	3.6%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%	0.4%
General and administrative expenses (2)	10.9%	10.3%	10.5%	10.7%
Asset impairment and estimated lease termination and other closing costs (1)	—	(0.1)%	0.3%	0.2%
Pre-opening expenses and net loss on disposal of equipment (1)	0.1%	0.7%	0.3%	0.3%

Total costs and expenses (2)	98.1%	93.2%	95.4%	92.7%
Income from operations (2)	1.9%	6.8%	4.6%	7.3%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)

Data regarding our restaurant operations as presented in the table includes sales, costs and expenses associated with our Rib Team, which recorded a net loss of $40,000 and net income of $10,000 for the three months ended September 30, 2012 and October 2, 2011, respectively. The Rib Team recorded a net loss of $64,000 and $19,000 for the nine months ended September 30, 2012 and October 2, 2011, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, and building brand awareness.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 1, 2012.

Results of Operations – Three and Nine months ended September 30, 2012 compared to Three and Nine months ended October 2, 2011.

Total Revenue

Total revenue of approximately $39.9 million for the third quarter of fiscal 2012 increased $994,000 or 2.6%, from $38.9 million in the comparable quarter in fiscal 2011. For the nine months ended September 30, 2012, total revenue of approximately $118.7 million increased approximately $1.4 million or 1.2% over revenue of approximately $117.3 million, for the nine months ended October 2, 2011.

Restaurant Sales, net

Restaurant sales were approximately $34.9 million for the third quarter of fiscal 2012 compared to approximately $34.3 million for the same period in fiscal 2011, reflecting a 1.7% increase. The year-over-year increase in third quarter sales reflected a comparable sales increase of 0.2%, the addition of two new company-owned restaurants since the third quarter of 2011 and a weighted average price increase of approximately 2.2%.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

These increases were partially offset by the closure of the Vernon Hills, Illinois and Tulsa, Oklahoma restaurants. On a weighted basis, To-Go represented 0.9% of the comparable sales increase, and was partially offset by a 0.6% decline in dine-in sales and a 0.1% decline in catering sales. For the third quarter of fiscal 2012, off-premise sales were 35.2% of total sales, with To-Go representing 21.9% and catering representing 13.3%. This compares to off-premise sales of 34.1% for the prior year. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.1% and 9.0% for the third quarter of fiscal 2012 and 2011, respectively.

Restaurant sales for the nine months ended September 30, 2012 were approximately $103.9 million compared to approximately $103.6 million for the nine months ended October 2, 2011, reflecting a 0.4% increase. The year over year increase in restaurant sales was the result of the third quarter’s sales increase. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.3% and 9.2% for the nine months of fiscal 2012 and 2011, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.6 million for the third quarter of fiscal 2012, compared to $4.4 million for the third quarter of fiscal 2011. There were 134 franchise-operated restaurants open at September 30, 2012 compared to 131 franchise-operated restaurants open at October 2, 2011. The year over year increase in franchise royalties reflects a net increase of three franchise restaurants since the third quarter of 2011 partially offset by a 2.8% decline in comparable sales.

Franchise-related revenue was approximately $13.9 million for the nine months ended September 30, 2012 compared to approximately $13.0 million for the nine months ended October 2, 2011, primarily reflecting a year-over-year increase in royalty revenue of 5.6% for the nine month timeframe.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the third quarter of fiscal 2012, the licensing royalty revenue was approximately $201,000 compared to approximately $148,000 for the comparable period of fiscal 2011. Licensing royalty revenue was approximately $600,000 for the nine months ended September 30, 2012 as compared to $572,000 for the comparable period of fiscal 2011.

Other revenue for the fiscal 2012 third quarter was approximately $177,000 compared to $80,000 for the comparable prior year quarter. The year over year increase in other revenue was the result of increased opening assistance provided to the three franchise-operated restaurants that opened during the third quarter. Other revenue for the nine months ended September 30, 2012 was approximately $300,000 compared to approximately $211,000 for the comparable period of fiscal 2011.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the third quarter of fiscal 2012 increased 0.2%, compared to fiscal 2011’s third quarter decrease of 0.1%. At the end of the third quarter of fiscal 2012 and the third quarter of fiscal 2011, there were 49 and 51 restaurants, respectively, included in the company-owned comparable sales base.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Same store net sales for company-owned restaurants open at least 24 months for the nine months ended September 30, 2012 decreased 0.6%, compared to fiscal 2011’s nine months ended October 2, 2011 increase of 0.8%. For the nine months ended September 30, 2012 and October 2, 2011, there were 49 and 44 restaurants, respectively, included in the company-owned comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for the third quarter of fiscal 2012 decreased 2.8%, compared to a decrease of 1.0% for the prior year comparable period. For the third quarter of 2012 and the third quarter of 2011, there were 112 and 109 restaurants, respectively, included in the franchise-operated comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for the first nine months of fiscal 2012 and fiscal 2011 decreased 1.5% and 0.7%, respectively. For the first nine months of fiscal 2012 and fiscal 2011, there were 109 and 102 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the third quarter of fiscal 2012 and fiscal 2011:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Average Weekly Net Sales (AWS):
Company-Owned	$50,554	$50,199	$50,231	$50,859
Full-Service	$52,362	$51,582	$52,118	$52,396
Counter-Service	$36,411	$37,089	$35,483	$36,373

Franchise-Operated	$53,016	$53,772	$54,258	$54,344

AWS 2005 and Post 2005: (1)
Company-Owned	$53,200	$54,806	$52,910	$55,647
Franchise-Operated	$55,656	$56,446	$57,173	$57,364
AWS Pre-2005: (1)
Company-Owned	$48,519	$47,264	$48,266	$47,848
Franchise-Operated	$47,549	$48,562	$48,218	$48,445
Operating Weeks:
Company-Owned	688	681	2,063	2,033
Franchise-Operated	1,717	1,687	5,131	4,998

(1)	Provides further delineation of AWS for restaurants opened during pre-fiscal 2005, and restaurants opened during and after fiscal 2005, timeframes.

Food and Beverage Costs

Food and beverage costs for the third quarter of fiscal 2012 were approximately $11.0 million or 31.5% of net restaurant sales, compared to approximately $10.3 million or 30.0% of net restaurant sales for the third quarter of fiscal 2011. We continue to face pressure on our margins primarily due to an increase in commodity costs because of rising corn prices, since corn is a key ingredient in many of our products. Additionally, continuing a trend we saw throughout the second quarter, as guests looked for greater value, we saw a shift in our menu mix

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

during the third quarter toward lower-priced, but lower-margin items. Lastly, we have strategically slowed the progress of some of the initiatives mentioned at the beginning of 2012 to ensure their long-term success, both in terms of dollar savings, as well as delivering a value proposition to our guests. As such we have seen a delay in anticipated savings during 2012 from certain strategic initiatives, but still expect to realize savings in 2013.

As we continue to combat the pressure on our margins, in September, we took a price increase of 1.0% on selected menu items, which combined with a price increase from earlier in the year, resulted in a 2.85% weighted average menu price increase for all of fiscal 2012. In addition, a key for us to effectively manage food costs will be to have a number of suppliers in various geographic regions. As such, we continue to grow our supplier network, particularly in the western part of the United States. We expect that these new suppliers will allow us to optimize our freight costs to distribution centers, thereby lowering freight costs across the rest of the system.

Another key initiative for us is to transition to selling some of our key proteins in the same unit of measure we receive them. An example of this would be selling wings by weight as opposed to by the piece. It is important to note, that as we evaluate this strategy we do not propose to change portion sizes or the value delivered to our guests. We will also be transitioning to a new preparation process for our brisket, resulting in a substantially better product as well as cost savings. Each brisket will now be slow-smoked; hand-crafted in our restaurants each day and will result in a more authentic signature BBQ item but with improved margins.

Food and beverage costs for the first nine months of fiscal 2012 were approximately $32.4 million or 31.2% of net restaurant sales compared to approximately $30.6 million or 29.5% of net restaurant sales for the comparable period of fiscal 2011.

As mentioned at the beginning of fiscal 2012, we anticipated food inflation for fiscal 2012 to be approximately 5.0% to 7.0% for all of our contracted food items such as pork, chicken, and brisket, and as we look to the remainder of the year, we affirm our food inflation will be approximately 6.0%. Predominately due to the strategic delay in certain initiatives, as well as the increased discounts associated with our fourth quarter direct mail and bounce-back programs, we are updating our previous guidance, and now anticipate food and beverage costs, as a percentage of net sales, to be approximately 140 to 145 basis points higher than the prior year.

In spite of the challenges in the commodity markets, we are cautiously optimistic about 2013. Based on what we have contracted to date, in combination with our previously mentioned strategic initiatives, we are currently anticipating a 2.0% decline in our contracted food and beverage costs for next year. During the third quarter of 2012, we executed a new contract for the majority of our pork product through all of fiscal 2013 at a minimum of a 0.5% year over year decline, which positions us well to capitalize on future savings should we see further opportunities in 2013. Certain components of our chicken and brisket contracts have been negotiated through the first quarter of 2013; however, we are still trying to negotiate final pricing.

Labor and Benefits Costs

Labor and benefits costs for the third quarter ended September 30, 2012 were approximately $11.5 million or 32.8% of net restaurant sales, compared to approximately $10.8 million or 31.6% of net restaurant sales for the three months ended October 2, 2011. This increase was primarily due to higher direct labor costs as well as higher medical claims and workers compensation premiums year over year. Labor and benefits for the nine months ended September 30, 2012 were approximately $33.7 million or 32.4% of net restaurant sales, compared to approximately $32.4 million or 31.3% of net restaurant sales for the nine months ended October 2, 2011.

Based on the results from the first nine months of the year and the anticipated increased level of discounts in the fourth quarter resulting in less cost efficient labor, we are updating our previous guidance, and now expect labor and benefits costs, as a percentage of sales, to be 110 to 115 basis points unfavorable to fiscal 2011’s percentage.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Operating Expenses

Operating expenses for the third quarter of fiscal 2012 were approximately $10.8 million or 30.9% of net restaurant sales, compared to operating expenses of approximately $9.5 million or 27.8% of net restaurant sales for the third quarter of fiscal 2011. This increase was primarily due to the shift in timing of the fourth quarter media and direct-mail marketing initiatives of approximately 280 basis points from the fourth quarter of 2011 to the third quarter of 2012, as well as increased other restaurant operating costs year over year due to price inflation. Operating expenses for the nine months ended September 30, 2012 were approximately $29.6 million or 28.5% of net restaurant sales, compared to approximately $28.6 million or 27.6% of net restaurant sales for the nine months ended October 2, 2011.

Due to an increased spend related to a more targeted fourth quarter direct-mail marketing promotions, we now anticipate, on an annual basis, advertising expense will be approximately 3.4% of net sales for 2012 including a 1.0% contribution to the Marketing Fund. We are updating our previous guidance and are now projecting operating expenses, as a percentage of net sales, for fiscal 2012 to be approximately 40 – 45 basis points higher than 2011’s percentage. This increase from our previous guidance reflects increased marketing spend from our original estimate of 3.0% to the current estimate of 3.4%, as well as increased discounts associated with our fourth quarter promotions.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of 2012 was approximately $1.5 million or 3.8% of total revenue compared to $1.4 million or 3.6% for the second quarter of fiscal 2011. Depreciation and amortization expense for the nine months ended September 30, 2012 and October 2, 2011 was approximately $4.4 million and $4.2 million, respectively, and was 3.7% and 3.5%, respectively, of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During the third quarter of 2012, we incurred approximately $19,000 of pre-opening expenses. During the third quarter of 2011, we incurred approximately $237,000 of pre-opening expenses, which included pre-opening rent. During the nine months ended September 30, 2012 and October 2, 2011, we incurred pre-opening expenses of $317,000 and $282,000, respectively. We anticipate pre-opening costs for 2012 to be approximately $502,000 for the opening of two company-owned restaurants later in the year, including pre-opening rent of $85,000.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurants’ assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of these events during the third quarter of fiscal 2012 and fiscal 2011.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Vernon Hills, IL	Lease reserve(1)	$—	$77
Various	Costs for closed restaurants(2)	13	211

Total for 2012		$13	$288

(1)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, which is equal to zero.
(2)	The Company incurred various costs for previously closed restaurants.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended October 2, 2012	Nine Months Ended October 2, 2012
Various	Costs for closed restaurants(1)	$(28)	$10
Gaithersburg, MD	Asset Impairment(2)	—	148

Total for 2011		$(28)	$158

(1)	The Company incurred various costs for a previously closed restaurant, including a recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.
(2)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant that will be relocated within its existing market in 2013.

General and Administrative Expenses

General and administrative expenses for the third quarter of 2012 were approximately $4.4 million or 10.9% of total revenue, compared to approximately $4.0 million or 10.3% of total revenue for the third quarter of fiscal 2011. This increase was primarily due to the annualized impact of purposeful investments in corporate infrastructure, as well as a year over year increase in required franchise opening assistance. Our general and administrative expenses do not incorporate any corporate bonus accrual for the third quarter of fiscal 2012 and compares to a corporate bonus accrual of approximately $219,000 for the third quarter of fiscal 2011.

General and administrative expenses for the first nine months of fiscal 2012, respectively, were approximately $12.5 million or 10.5% of total revenue compared to approximately $12.5 million or 10.7% of total revenue for the first nine months of fiscal 2011. We are expecting stock-based and board of director cash compensation to be approximately $1.8 million in fiscal 2012, as follows (in thousands):

Performance Shares	Restricted Stock and Restricted Stock Units	Board of Directors’ Stock and Cash Compensation	Total
$1,073	$210	$489	$1,772

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

We are updating our previous guidance, and now anticipate general and administrative expenses as a percentage of revenue, to be approximately 30 – 35 basis points unfavorable to 2011’s percentage, primarily due to the addition of the Chief Operating Officer position as well as increased stock-based compensation related to a restricted stock grant for our newly appointed Chief Executive Officer.

Interest Expense

Interest expense was approximately $282,000 or 0.7% of total revenue for the third quarter of fiscal 2012, compared to approximately $261,000 or 0.7% of total revenue for the comparable time frame of fiscal 2011. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $793,000 or 0.7% of total revenue for the first nine months of fiscal 2012 and approximately $821,000 or 0.7% of total revenue for the first nine months of fiscal 2011. For full fiscal 2012, we still expect interest expense to be essentially flat, as a percentage of revenue, to fiscal 2011.

Interest Income

Interest income was approximately $2,000 and $6,000 for the third quarter of fiscal 2012 and fiscal 2011, respectively. Interest income was approximately $5,000 and $19,000 for the first nine months of fiscal 2012 and fiscal 2011, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.

Provision for Income Taxes

For the third quarter of 2012, we recorded an estimated benefit of income taxes of approximately $399,000 or 89.5% of income before income taxes, compared to a tax provision of approximately $807,000 or 34.0% of income before income taxes, for the third quarter of 2011. For the nine months ended September 30, 2012, our tax provision was approximately $1.0 million, or 22.1% of income before income taxes, compared to the prior year comparable period of approximately $2.7 million, or 34.0% of income before income taxes.

The decrease in the effective income tax rate, year over year, was primarily attributable to an increase in the impact of employment tax credits for employee reported tips for the current year as well as previous tax years that were amended. As such, the Company has amended certain tax returns to capture this additional credit during the third quarter of fiscal 2012. During the fourth quarter, the Company anticipates completing the amendment process for the remainder of the open tax years. The impact on the effective income tax rate for these credits will be treated discretely in the period the returns are filed as required by the Codification. We estimate an effective tax rate of approximately 16.0% – 19.0% for fiscal 2012.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended September 30, 2012 was approximately $845,000, or $0.12 per basic and $0.11 per diluted share, respectively, on approximately 7,327,000 weighted average basic shares outstanding and 7,478,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended October 2, 2011 was approximately $1.6 million, or $0.20 per basic share and $0.19 per diluted share on approximately 7,994,000 weighted average basic shares outstanding and 8,173,000 weighted average diluted shares outstanding, respectively.

Net income for the nine months ended September 30, 2012 was approximately $3.6 million, or $0.48 per basic share and $0.47 per diluted share, respectively, on approximately 7,494,000 weighted average basic shares outstanding and approximately 7,659,000 weighted average diluted shares outstanding, respectively. Net income for the nine months ended October 2, 2011 was approximately $5.1 million, or $0.64 per basic share and $0.63 per diluted share, respectively, on approximately 8,041,000 weighted average basic shares outstanding and approximately 8,219,000 weighted average diluted shares outstanding, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $2.0 million at September 30, 2012 and approximately $1.1 million at January 1, 2012.

Our current ratio, which measures our immediate short-term liquidity, was 1.16 at September 30, 2012 and 0.83 at January 1, 2012. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to increases in our cash and cash equivalents balance, as well as our prepaid expenses relating to our payments for insurance premiums and estimated income tax payments made during the first nine months of fiscal 2012. Additionally, this increase was due to a reduction in our accrued compensation and benefits resulting from the 2011 corporate bonus payout in March of 2012, as well as no 2012 corporate bonus accrual. These increases were partially offset by an increase in our accounts payable balance due to higher purchasing volumes attributable to the seasonality of our business. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities through the third quarter of 2012 was approximately $6.9 million and reflects net income of approximately $3.6 million, depreciation and amortization of approximately $4.4 million, an increase in accounts payable of $1.8 million, stock-based compensation of $1.1 million, and an increase in deferred rent of $695,000. These net increases were partially offset by a decrease in accrued compensation and benefits of $2.5 million and other current liabilities of $752,000, as well as an increase in prepaid expense and other current assets of $1.3 million.

Net cash provided by operating activities for the nine months ended October 2, 2011 was approximately $8.5 million. Cash provided by operating activities was primarily from net income of approximately $5.1 million, depreciation and amortization of approximately $4.2 million, stock-based compensation of $960,000, an increase in deferred rent of $644,000, and an increase in other current liabilities of $570,000. These net increases were partially offset by a decrease in accounts payable of $1.2 million, a decrease in accrued compensation and benefits of $1.2 million and an approximate $654,000 increase in prepaid expenses and other current assets.

Net cash used for investing activities was approximately $3.1 million for the first nine months of fiscal 2012 and was $3.0 million for the first nine months of fiscal 2011. On March 2, 2012, the Company sold the restaurant assets of its Tulsa Oklahoma restaurant for approximately $1.2 million. During the first nine months of 2012 and 2011, we used approximately $4.3 million and $3.4 million, respectively, on capital expenditures for our existing restaurants and for other infrastructure projects.

We are updating our previous guidance, and now expect total 2012 capital expenditures to be approximately $6.5 million, reflecting two new restaurant openings, continued investments in our existing restaurants, including several significant remodeling projects, and continued investments in corporate infrastructure systems.

Net cash used for financing activities was approximately $3.0 million and $6.4 million in the first nine months of fiscal 2012 and fiscal 2011, respectively. During the first nine months of 2012, we had draws of $23.7 million on our line of credit and had repayments of $20.3 million. During the first nine months of 2012 we used $5.9 million to repurchase 539,596 shares at an average price of $10.68, excluding commissions, under the current share repurchase program and the recently completed, previous share repurchase program. During the nine months ended October 2, 2011, we had draws of $21.9 million on our line of credit and had repayments of $24.9 million. During the first nine months of fiscal 2011, we also used approximately $3.1 million to repurchase 306,130 shares at an average price of $10.15, excluding commissions, under the completed November 2010 share repurchase program.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At September 30, 2012, the principal amount outstanding under the Facility and the Term Loan was $14.4 million and $5.6 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the nine months ended September 30, 2012 and October 2, 2011, our weighted average interest rate for the Facility was 2.79% and 2.74%, respectively. Unused portions of the Facility are subject to a fee which was 0.375% at September 30, 2012. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the nine months ended September 30, 2012 and October 2, 2011 was 2.37% and 2.60%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type, which include, among others limitations on the Borrower detailed in the Facility, a capital expenditure limits and permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $30.0 million in aggregate during the term of the agreement). We were in compliance with all covenants as of September 30, 2012.

Subsequent to September 30, 2012, the Company and certain of its subsidiaries (collectively known as the “Borrower”) executed the Second Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association. This amendment added an additional pricing tier based on increased flexibility for our customary and affirmative covenants. The material terms of this amendment are discussed below in Part II, Item 5 of this report.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of September 30, 2012 was approximately $23.1 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

On May 1, 2012, our Board of Directors approved a new stock repurchase program that authorized the repurchase of up to 1.0 million additional shares of our common stock in both the open market or through privately negotiated transactions. As of September 30, 2012 we had repurchased 323,862 shares under this program for approximately $3.4 million at an average market price of $10.49, excluding commissions. We made no repurchases during the third quarter of fiscal 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 5.	OTHER INFORMATION

On November 1 2012, the Company and its subsidiaries (collectively with the Company as the “Borrower”) entered into the Second Amendment (the “Amendment”) to the Company’s Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”) (as amended, the “Credit Agreement”). As described elsewhere in this report, the Credit Agreement provides for loans consisting of a revolving credit facility of $30.0 million, with an opportunity to increase the amount to $50.0 million (the “Facility”), a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At September 30, 2012, the principal amount outstanding under the Facility and the Term Loan was $14.4 million and $5.6 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Borrower has granted the Lender a security interest in all of the Borrower’s current and future personal property to secure obligations under the Credit Agreement.

This amendment added an additional pricing tier that provides increased flexibility for our customary and affirmative covenants. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment itself, a copy of which is filed as Exhibit 10.1 to this report and incorporated herein by reference. The benefits of the representations and warranties set forth in the Amendment are intended to be relied upon by the parties to the Amendment only, and do not constitute continuing representations and warranties of the Borrower to any other party or for any other purpose.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

10.1	Second Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc. dated November 1, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: November 2, 2012	By:	/s/ John F. Gilbert
John F. Gilbert
Chief Executive Officer
Director (Principal Executive Officer)

Dated: November 2, 2012		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Exhibit Number	Description

10.1	Second Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc. dated November 1, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document