Form 10-K
period 2012-12-30
FAMOUS DAVES OF AMERICA INC
filed 2013-03-15
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2012

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

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $74.9 million as of June 29, 2012 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of March 11, 2013, 7,522,899 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 30, 2012, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

PART I

ITEM 1. BUSINESS

Summary of Business Results and Plans

Famous Dave’s of America, Inc. (“Famous Dave’s”, the “Company” or “we”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of December 30, 2012, there were 188 Famous Dave’s restaurants operating in 34 states and 1 Canadian province, including 53 company-owned restaurants and 135 franchise-operated restaurants. An additional 62 franchise restaurants were committed to be developed through signed area development agreements at December 30, 2012.

In fiscal 2012, total revenue was $155.0 million, a slight increase from $154.8 million in fiscal 2011. This increase was primarily related to a year over year increase in franchise-related revenue partially offset by a decline in restaurant sales. The Company realized a comparable sales decrease for company-owned restaurants of 1.8% compared to a comparable sales increase of 1.5% for fiscal 2011. The franchise-operated restaurants saw a decline in their comparable sales of 2.0%, compared to 2011’s comparable sales, which were flat. During 2012, the Company opened two new company-owned restaurants, including one which was a “Current Shack” style counter-service restaurant and ten new franchise-operated restaurants, including our first international location in Winnipeg Manitoba as well as a “Current Shack” style counter-service restaurant in Beaverton, Oregon.

Fiscal 2012 earnings per diluted share were $0.57, including $0.04 of closure costs and a lease reserve for restaurants that closed in 2012. Additionally, there was a $0.07 favorable impact to earnings per share which reflected the cumulative impact from a favorable tax rate adjustment for employment tax credits, for four open tax years. This compared to earnings per diluted share of $0.68 in fiscal 2011, which included approximately $0.05 non-cash impairment charges for specific restaurant assets.

Fiscal 2012 earnings per diluted share declined year over year due to several factors; first, we entered 2012 on the heels of an industry-leading finish for the fourth quarter of 2011, a sales performance that resulted in a 3.6% comparable sales increase for our company-owned restaurants. These sales, however, were driven primarily through heavy coupon discounting that diminished profits. In 2012, we proactively pulled back on the level of consumer focused discounting in the fourth quarter in order to preserve our pricing integrity and gross margin. Famous Dave’s is not a broad-scale discount driven brand; we don’t have the media muscle or the frequency for that strategy to be effective. Consumers want great value and we believe that there are many other ways to promote value than the broad distribution of big discounts. As such, in 2013 we will continue to shift our focus to alternative consumer value propositions and away from these big discounts.

Additionally, in 2012 our gross margins were negatively impacted by a difficult commodity environment. Anticipating some of these challenges, at the beginning of 2012, we locked in some of our major protein contracts. Nevertheless, the rising commodity prices still took an undue toll on us. An example of this was pork. Despite the fact that we were able to secure product at a price that proved favorable throughout the entire year in comparison to the market, our cost was still over 20% higher than 2011’s pork costs that was secured during more favorable market conditions. Our margins were also negatively impacted by decisions, made mid-year, to delay a number of strategic initiatives for further testing. For example, we delayed the roll out of our fresh, house-smoked brisket, which had cost savings attached to it for 2012, in order to ensure quality and consistency. This delay negatively impacted gross margin in 2012 but it allowed us to further develop the product, including the creation of Famous Dave’s Burnt Ends, which will be featured in a national promotion in April 2013. Burnt Ends will allow us to use all of the parts of the brisket; it will improve yield, and thus the margin contribution for this product, and it will deliver product news to the market. Additionally, the decline in our margins year over year reflected sales deleverage on fixed cost categories such as manager labor and rent.

In 2013, the Company has the following key areas of focus and believes that if we do all successfully, we will generate shareholder value and create a long-term sustainable brand.

•	Sales and Profitability Growth

•	System Growth

•	Enhancing core systems, processes and infrastructure

Sales and Profitability Growth

Late in 2012, the Company reorganized the marketing function to connect with consumers on their terms, whether it is a dine-in, To Go, catering or retail sales occasion. We expect this realignment strategy will create more sales opportunities through immediate relevancy with our guest. Also, it requires a strong operational, technological and financial orientation. Additionally, as part of the realignment the Company invested in a new function for the organization, the Digital Services Group that is specifically tasked with driving sales and traffic growth through the use of proven digital solutions, such as on-line ordering, and To Go and catering call centers. With approximately 33.4% of our sales in 2012 coming from To Go and Catering, Famous Dave’s has an additional opportunity to gather customer information, which this new function should be able to help leverage and provide possible opportunities for growth.

Also, the Company has engaged a pricing strategy consultancy, RMS, that will help us optimize our pricing strategies and aid the Company in optimizing the menu. The culmination of this work will be the launch of our new menu in April 2013. The Company also plans on taking advantage of both opportunistic purchasing strategies and the Company’s agility in our 2013 commodity contracting.

System Growth

We expect to open approximately 12 to 14 new restaurants in fiscal 2013, including two company-owned ground-up full-service restaurants and 10 to 12 franchise-operated restaurants, including a restaurant in Puerto Rico. We are updating our estimate due to delays in lease executions and permitting as well as complexities associated with international growth. We will also continue to invest in our existing base of restaurants and plan on a significant remodeling project that will combine both an exterior and interior focus at a restaurant in the Midwest. Finally, we will continue to pursue the expansion of our geographical footprint by entering into new area development and franchise agreements, with both new and existing partners.

Enhancing core systems, processes and infrastructure

As part of this initiative, we will continue the implementation of systems that will support our sales building efforts, such as infrastructure for the Digital Services group, as well as upgraded systems around business analytics that will support the sales building efforts and system-wide growth. Additionally, the Company will continue its Guest feedback initiatives and an e-learning pilot for our company-owned and franchise-operated restaurants. We will also continue to enhance other core systems, such as our Human Resource Information System (HRIS), financial systems, and labor scheduling tool. These infrastructure systems will help increase efficiency and will allow our team to focus their efforts on better serving our guests.

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

Narrative Description of Business

Famous Dave’s restaurants, a majority of which offer full table service, feature hickory-smoked off-the-grill entrée favorites. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of December 30, 2012, 46 of our company-owned restaurants were full-service and 7 were counter-service. Generally, our prototypical design includes the following elements: a designated bar, a signature exterior smokestack, a separate entrance for our category-leading To Go business and a patio (where available). This design enables us to capitalize on a consistent trade-dress and readily identifiable look and feel for our future locations. We have 6,000 and 5,000 square foot packages that can be built as a free standing building, a 4,000 square foot model that most likely would be constructed as an end cap of a building, and a new 3,000 square foot design which would be constructed as a counter-service location in an existing building.

In 2012, we, and several of our franchisees, successfully converted restaurants from existing casual dining chains. In 2012, two “Current Shack” style counter-service restaurants, utilizing our new 3,000 square foot prototype were built; a franchise-operated restaurant in Beaverton, Oregon and a company-owned restaurant in Evergreen Park, Illinois. Additionally, in 2012, a full-service company-owned restaurant was converted from another restaurant concept in Gainesville, Virginia. In fiscal 2011, we built two company-owned restaurants, one a full-service restaurant and a “Current Shack” style counter service restaurant, both of these restaurants were conversions from other restaurant concepts. In fiscal 2010, we opened one full-service restaurant which was a conversion of another restaurant concept and was approximately 6,000 square feet.

We offer lower cost conversion packages that provide our franchisees with flexibility to build in cost effective formats, which includes opportunities to convert existing restaurants and other footprints into a Famous Dave’s restaurant. Due to the flexibility and scalability of our concept, we believe that there are a variety of development opportunities available now and in the future. Additionally in 2013, we will be working with a restaurant consulting firm to develop the next evolution in our full-service and counter-service prototypes.

We pride ourselves on the following:

High Quality Food — Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Also, enticing side items, such as honey-buttered corn bread, potato salad, coleslaw, Shack FriesTM and Wilbur BeansTM, accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding, Hot Fudge Kahlua Brownies, and Key Lime Pie, are a specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer six regional tableside barbeque sauces: Rich & Sassy®, Texas PitTM, Georgia MustardTM, Devil’s Spit®, Sweet and ZestyTM and Wilbur’s RevengeTM. These sauces, in addition to a variety of seasonings, rubs, marinades, and other items are also distributed in retail grocery stores throughout the country under licensing agreements. Additionally, we often introduce specialty barbeque sauces with our limited time offerings and popular ones may get added to our menu, such as our Pineapple Rage and Southside BBQ sauces.

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

Distinctive Environment — Décor and Music — Our original décor theme was a nostalgic roadhouse shack (“Original Shack”), as defined by the abundant use of rustic antiques and items of Americana. This format was used for both full-service and counter-service restaurant formats. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have evolved our format to that of a full-service concept with several “Prototypical” designs that incorporate the best attributes of the past restaurants while providing a consistent brand image. In 2011, we evolved our counter-service “Original Shack” format into a new “Current Shack” counter-service, fast casual format that included a new layout for the restaurant, as well as new trade dress, music, décor, ambiance, and menu offerings. Of our 53 restaurants as of December 30, 2012, 46 were full-service restaurants and 7 were counter-service restaurants. Below is a breakdown of the various styles of full and counter-service restaurants:

Full-service:

•	23 “Lodge” format

•	6 “Original Shack” format

•	1“Blues Club” format, located in Minneapolis market

•	16 “Prototypical” format

Counter-service:

•	5 “Original Shack” format

•	2 “Current Shack” format

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

Operational Excellence — During fiscal 2012, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. Operational excellence also means an unyielding commitment to provide our guests with precision service during every visit. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.

Our menu focuses on a number of popular smoked, barbeque, grilled meat, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared proprietary seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff; lower training costs, and eliminates the need for highly compensated chefs. Additionally, barbeque has the ability to be batch cooked and held, which enables our award winning food to get to our guests quickly, whether in the restaurant, at their homes, or at a catering event. In order to enhance our appeal, expand our audience, and feature our cravable products, we have product features which can provide higher margins than our regular menu items. Also, in order to increase customer frequency, we have assembled a research and development product pipeline designed to generate annual product news.

During 2012, we offered our guests several promotions and limited time offerings. Early in 2012, and in support of the Lenten season, we featured our Beer-Battered Cod, and on Fridays we offered an All-You-Can-Eat Cod fish special. During the spring, we featured brisket-stuffed into our burgers, which offered five different flavor profiles. In the summer of 2012, we had our “Southern BBQ” which offered our ribs and pork sandwich with a traditional Carolina red sauce. This promotion featured a delicious banana pudding dessert as well as line-up of “Blue Ribbon drinks”, including our signature Famous Margarita and Devil’s Spit Bloody Mary. This past fall we featured a “Beer Can Chicken” platter, as well as a chicken salad sandwich along with a grilled cob of sweet corn.

In 2013, we will discontinue the broad use of limited time offerings that temporarily introduce new products to the menu. The removal of these limited time offerings should help improve food margins by reducing waste and operating inefficiencies that are inherent with products that are added to the menu for only a limited time. In 2013, we will use opportunistic commodity purchases of high margin items that make sense to our guests and can be inserted quickly into our promotional calendar as well as promote core menu items or new items that will be added to the menu permanently after their initial launch. In our first feature of 2013, we re-introduced our Sweetwater catfish, which had been previously removed from our menu due to supply concerns. Additionally, in April we will feature Burnt Ends, which is a premium product, a ‘treat’ that authentic pitmasters would typically save for themselves and we are serving as a sandwich or an appetizer.

Human Resources and Training/Development — We know a key ingredient to our success as an employer and of our concept lies with our ability to hire, train, engage and retain FAMOUS Team Members at all levels of our organization. We place a great deal of importance on creating an exceptional working environment for all of our Team Members. Through our Human Resource, Talent Management and Training/Development resources, tools and programs, we continually enhance and support superior performance within our restaurants and Support Center. Our foundational guiding principle is to have Raving Internal Fans which emphasizes our commitment to doing the right thing for the organization while ensuring we have the right people in the right roles with the right resources and tools.

We are a performance-based organization, committed to recognizing and rewarding performance at all levels of the organization. Our performance management process includes performance calibration at the organizational level as a means of providing measureable, comparative Team Member evaluations relative to peer contribution, taking into account specific core competencies and goals, as well as our core values of Famous PRIDE (Passion, Respect, Innovation, Diversity, Excellence). It is designed to provide a complete picture of performance that is consistent across the organization. We offer a total rewards program that is benchmarked closely against the industry and includes health and welfare coverage, 401(k) and non-qualified deferred compensation with a company match, base pay and incentive pay programs developed to sustain our market competitive position. For 2013, we expanded our medical offering to include a high deductible health plan with a health savings account option and continue with the implementation of a strategy for promoting wellness.

We strive to instill enthusiasm and dedication in our Team Members and continually solicit feedback regarding our organization. We are in the third year of our Talking PRIDE Team Member Engagement Survey. Through our Talking PRIDE Engagement Survey results, we have established baseline action plans which are continually benchmarked to enhance our Team Member experience. We have conducted a full survey to measure our progress with effectively sharing results, establishing action plans, and implementing actions. We conduct an annual Business Conduct Survey for all Support Center and Restaurant Management Team Members. The results of this survey allow us to measure the extent to which “Do the Right Thing” exists in our organization. The results are shared within the organization and we measure and monitor progress in this area. During fiscal 2013, we will be introducing ethical workplace training for all Corporate staff and operations managers in our business to allow us to continue to strengthen our strong base as a value and ethics- based organization. In addition, we have an online employee ethics compliance tool, which includes a bi-lingual anonymous call center or web-based reporting center and a sophisticated issue tracking and reporting platform across all Famous Dave’s company locations.

We have numerous programs designed to recognize and reward our Team Members for outstanding performance and tenure. These programs include the Famous PRIDE Award, Spirit of the Flame Award, Ring of Fire Program, and service recognition. Service recognition provides acknowledgement and celebration of service milestone achievements. Our Famous PRIDE Award encourages those within the company to submit nominations for fellow Team Members who live and breathe Famous PRIDE. Five individuals receive this prestigious honor each year. Our Spirit of the Flame Award encourages those within the organization to nominate and recognize one winner from our company operations team or Support Center and one winner from our franchise community. The two individuals receiving this award are selected based on their demonstration of continuous and exemplary FAMOUS behavior and outstanding contributions resulting in a significant and positive impact to Famous Dave’s brand and business. Our Ring of Fire Program recognizes the MOST FAMOUS of the FAMOUS. This program offered to both company and franchise operations, rewards those operating practices that will help us grow strong as a system. Exceptional operational performance is defined by consistently adhering to Famous Dave’s programs and systems and also by having a high regard for guests, Team Members, the community and the Famous Dave’s culture.

These initiatives are crucial to our maintaining turnover levels that are below industry averages which we measure using several industry data sources. Our restaurant management turnover for fiscal 2012 was approximately 14% and our restaurant hourly turnover was approximately 60%. During fiscal 2012, our Human Resource and Training organization focused on the selection and retention of talent through programs in overall workforce planning, performance management, development, safety and risk reduction, and continued enhancements in our organizational structures for all positions in the business.

In the Training and Development arena, we offer a variety of ongoing on-the-job and classroom training programs for the operations teams (hourly Team Members, Restaurant Managers, and Multi-Unit Managers) in an effort to create defined career paths. Our FD101 University provides our newer restaurant managers a foundational training for restaurant operations, including ServSafe Food and Alcohol Certification; as well as a comprehensive vignette-based program, Managing with PRIDE, designed to provide managers with an easy-to-remember behavioral model that defines when and how conduct, behavior, and performance are governed by organizational policy and law. We also offer a Famous Dave’s Management Certification program which provides a library of workshop offerings for our operators including the guest experience, orientation to training, leadership, and food focus topics.

In 2012, we introduced new tools to assist system-wide manager and team development including an orientation and onboarding tool-kit, FLSA training, and e-learning. We also introduced our Pitmaster program which is focused on developing the intricate and artful skills of BBQ as well as the Culture Maniac role, a brand ambassador dedicated to infusing Famous Dave’s culture in the restaurants through cultural tactics and initiatives. We expanded our utilization and integration of HRIS technology by providing Team Members and Managers with self-service access to manage life events, status changes, and benefits. We also moved to an electronic pay delivery environment and connected our core HRIS system electronically to other key business systems to enhance the performance of our financial and operations systems. We will continue to develop resources and add tools to support our system. In 2013, we will continue to offer a variety of enhanced and new programs, including: ethics based training, policies, safety, and Leadership Development. We will continue maximizing the use of technology by introducing mobile access applications for self-service and expanding our e-learning platform to include compliance and annual certifications that will enable us to further expand the reach of our programs through electronic-based system capabilities with interactive modules and on-line testing and administration.

Our system-wide Brand Conference is held annually in March and features a variety of business sessions on Marketing, Guest Experience, Training, Product Innovation, among others. Participants include all company-owned restaurant General Managers, Area Directors, and Directors of Operations, as well as many Franchise Partners, Franchise General Managers and Franchise Multi-Unit Operators.

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

All General Managers must complete a seven-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and team member relations. We have prepared operations’ manuals relating to food and beverage quality and service standards. New team members participate in training under the close supervision of our Management. Each General Manager reports to an Area Director, who manages from six to seven restaurants, depending on the region. Our Area Directors have all served as General Managers, either for Famous Dave’s or for other restaurants, and are responsible for ensuring that operational standards are consistently applied in our restaurants, communicating company focus and priorities, and supporting the development of restaurant management teams. In addition to the training that the General Managers are required to complete as noted above, our Area Directors receive additional training through Area Director Workshops that focus specifically on managing multiple locations, planning, time management, staff and management development skills.

We also have two Directors of Operations. Each of these individuals is responsible for approximately half of the company-owned restaurants, which allows us to have our operations’ leadership closer to the day-in and day-out business of our restaurants. The Directors of Operations assist in the professional development of our Area Directors and General Managers. They are also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. These Directors report to the President and Chief Operating Officer.

Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each restaurant has approximately 40 to 60 team members.

Off-Premise Occasions — Focus on Convenience — In addition to our lively and entertaining dine-in experience, we provide our guests with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave’s entrées and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. Also, the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business. During fiscal 2012, our industry-leading off-premise sales for the casual dining sector were approximately 33.4% of net restaurant sales, compared to 32.0% for fiscal 2011.

Catering, which grew modestly in 2012, accounts for approximately 10.5% of our net sales for fiscal 2012, as compared to 9.9% in 2011. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants, and each restaurant has a dedicated vehicle to support our catering initiatives.

To Go accounted for approximately 22.9% of net restaurant sales for fiscal 2012 and grew slightly from 22.1% of net restaurant sales in 2011. Our restaurants have been designed specifically to accommodate a significant level of To Go sales, including a separate To Go entrance with prominent and distinct signage, and for added convenience, we separately staff the To Go counter. We believe our focus on To Go enables Famous Dave’s to capture a greater portion of the “take-out” market and allows consumers to “trade within our brand,” when dining in is not always an option. We pursue efforts to increase awareness of To Go in all company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants.

Customer Satisfaction — We believe that we achieve a significant level of repeat business by providing high-quality food, efficient friendly service, and warm caring hospitality in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the purposeful hiring, training and supervision of personnel and the establishment of, and adherence to, high standards of performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms. In 2012, we diligently monitored the guest experience through the use of an interactive voice response (IVR) guest feedback system to ensure that our system is producing the desired results. Through this IVR system, we obtained a “Raving Fan” score, which measured a combination of overall guest satisfaction, the guest’s intent to return in the next 30 days, and their intent to recommend Famous Dave’s to others. The company rating is based on the number of responses that give the highest rating of five.

In 2013, we are changing our guest feedback system to a web-based, mobile-optimized guest feedback system. This system will obtain a new “Raving Fan” score, which measures guest likelihood to recommend Famous Dave’s to friends, family or coworkers based on a 0-10 rating scale with 10 being highest. The scores are then tallied using a Net Promoter-style scoring (Promoters-Detractors=Net Promoters), with Promoters scoring 9 and 10 and Detractors scoring 6 through 0. Guests scoring 7 and 8 are considered Passives.

Value Proposition and Guest Frequency — We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.49 to $24.99, resulting in a per person average of $15.73 during fiscal 2012. During fiscal 2012, lunch checks averaged $13.84 and dinner checks averaged $16.89. We believe that value priced offerings and new product features as well as connecting with consumers on their terms, will help drive new and infrequent guests into our restaurants for additional meal occasions.

Marketing, Promotion and Sales

We believe that Famous Dave’s is the category-defining brand in barbecue. Specializing in a unique and distinctive brand of grilled, smoked, and southern style food, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. To further develop the advertising and promotional materials and programs designed to create brand awareness and increase the reach of the brand, we have a system-wide marketing fund. All company-owned restaurants, and those franchise-operated restaurants with agreements signed after December 17, 2003 are generally required to contribute 1% of net sales to this fund. In fiscal 2013, predominately due to the carryover of funds from fiscal 2012, the Company made the decision to decrease the 2013 Marketing Ad Fund contribution system-wide to 0.75% of net sales.

The marketing team, working with outside consultants and other resources, is responsible for the advertising, promotion, creative development, and branding for Famous Dave’s. Franchise-operated restaurants place the advertising and marketing in their local markets based on contractual requirements, while the Famous Dave’s marketing team plans and executes the advertising and marketing for company-owned restaurants. In addition to the traditional marketing and publicity methods, Famous Dave’s uses marketing efforts that include television, internet, radio, email Club, direct mail, website marketing promotion and outdoor billboards. During 2012, we reached 1.6 million PIG Club (Pretty Important Guest) members and approximately 339,000 fans on Facebook.

The strategic focus for marketing and promotion for 2012 remained the same — to be the category–defining brand in BBQ, to create a more competitive distinction, and to continue to strengthen the perception of value in the consumer’s mind. We featured four limited time offerings in 2012 that introduced our customers to new flavor profiles, innovative products and provided value and margin opportunity. Additionally, a number of new initiatives were planned around enhancing the menu, the guest experience, events marketing and social media.

Since its inception, Famous Dave’s has won over 650 awards, including some of the following prestigious awards won by our system during 2012:

•	“People’s Choice — Wings” — Tyson’s Best Wings on the Planet — Las Vegas NV

•	“Best Wing on the Planet” — Sam’s Club National BBQ Tour Championship — Bentonville AR

•	“1st Place — Sauce” — Best in the West — Reno NV

•	“3rd Place — Best Ribs — Critic’s Choice” — Best in the West — Reno NV

•	“Critic’s Choice — 3rd Place” — Great American Cook-Off — Cleveland, OH

•	“Bride’s Choice — Top Wedding Professional” — The Knot Wedding Network

•	“Best Non-Traditional BBQ Wings” — Kenosha Wing War — Pleasant Prairie, WI

•	“People’s Choice — Most Unique Wings — Pineapple Rage” — Pork in the Park — Salisbury MD

•	“People’s Choice — Best Wings Overall” — Pork in the Park — Salisbury MD

•	“First Place — Pork” — Pork in the Park — Salisbury MD

•	“First Place — Whole Hog” — Pork in the Park — Salisbury MD

•	“First Place — Teriyaki Marinade” — National Barbecue Association Award of Excellence

•	“Second Place — Wilbur’s Revenge” — National Barbecue Association Award of Excellence

Famous Dave’s is somewhat unique in casual dining having four different occasions to interact with the consumer, Dine-In, To Go, Catering, and Retail, with each of these occasions being large enough to be treated differently. The strategies for marketing in 2013 will change significantly. While we will continue to leverage our size and expertise to define the category, we will shift our emphasis to achieving growth by going deeper in connecting with consumers on their terms. Each of these dining occasions’ offers unique and often compelling sources of growth, and, each occasion is growing at a different rate. Through this differentiation, we should be able to create a more immediate relevancy and sales opportunities by solving the consumer’s daily dinner dilemma and address these differences in our marketing, including menu, promotional outreach, pricing, and new product news. As such, we added the position of Vice President of Sales, who is focused on the execution of sales building initiatives around each dining occasion. Also to further support these sales building initiatives, the Digital Services Group will expand social and digital media efforts such as the use of email promotions, online ordering, with our new webpage, as well as a catering and To Go call center.

Location Strategy

We believe that the barbeque segment of the casual dining niche of the restaurant industry continues to offer strong growth opportunities, and we see no impediments to our growth on a geographical basis. Our geographical concentration as of December 30, 2012 was 43% Midwest, 19% South, 29% West, 8% Northeast and 1% in Canada. We were located in 34 states and 1 Canadian province as of December 30, 2012.

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

As part of our development strategy, we will seek conversion opportunities for future restaurants in order to streamline the development process and to minimize the up-front investment. We will also evaluate the use of our 6,000, 5,000, 4,000 and 3,000 square foot prototypes where it makes sense. With the reintroduction of the “Current Shack” style counter-service restaurant, we believe this format will allow us to access new markets or strategically locate these restaurants in existing markets where a full-service restaurant could not be sustained. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our revolving line of credit.

Company-Owned Restaurant Expansion — We are planning to open two company-owned restaurants in 2013. In the future, we will continue to build in our existing markets in high profile, heavy traffic retail locations as part of our future operating strategy to continue to build brand awareness. Our plan is to focus on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness, and creating opportunities for operating, distribution, and marketing efficiencies.

Franchise-Operated Restaurant Expansion — We continue to grow the franchise program and now anticipate 10 to 12 franchise restaurants will open during fiscal 2013, including our first restaurant in Puerto Rico. We are updating our estimate due to delays in lease executions and permitting as well as complexities associated with international growth. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. As of December 30, 2012, we had signed franchise area development agreements with aggregate commitments for 62 additional units that are expected to open over approximately the next seven years. However, there can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network.

Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. In the past, area development agreements generally ranged from 3 to 15 restaurants, however, due to economic and market conditions, we have been willing to discuss smaller unit agreements as well. We are also looking at individual franchise restaurants in the right markets where it makes sense. This encompasses an increased focus on expanding into international markets. Additionally, we believe the “Current Shack” format will allow us to bring new franchisees, with quick-service experience, into the system.

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

Approximately 85% of our food and non-alcoholic beverage purchases are on contract, with the majority being proteins. Pork represents approximately 34% of our total purchases, while chicken is approximately 13%, beef, which includes hamburger and brisket, is approximately 10%, and seafood is approximately 2%. Our purchasing department contracts, as well as our food and beverage costs and trends associated with each, are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have implemented a suite of restaurant and support center systems which support operations by providing transactional functions (ordering, card processing, etc.) and reporting at both the unit and support center level. Interfaces between Point-of-Sale (POS), labor management, inventory management, menu management, key suppliers, and team member screening/hiring and financial systems all contribute to the following operator and corporate visibility:

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

Below are the significant information technology initiatives completed in fiscal 2012:

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

In 2013, in addition to working alongside the Digital Services Group, the department will leverage technology to support the needs of the Company through several initiatives listed below:

•	Roll-out of a redesigned FamousDaves.com website with clear pathways to ordering channels, enhanced capabilities for restaurant level customization, and social media integration.

•	Selection and implementation of a video conferencing solution to increase collaboration and reduce travel costs.

•	Selection and installation of a new phone system at corporate headquarters leveraging digital functionality to decrease communication costs.

•	Replacement of an in-house integration and reporting platform with a Microsoft Integration and connectivity server solution.

•	Upgrade of the existing online ordering application to provide additional functionality with increased ease of use and enhanced upsell capabilities.

•	Redesigned reporting application providing increased analytical capability for corporate and field staff.

•	Research and select a Customer Relationship Management (CRM) application for the Catering group which will support new sales and marketing initiatives.

•

Pilot a Wait List application to streamline the customer experience while collecting information for future marketing efforts. Results of this test will determine whether this application is implemented across the organization.

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

At December 30, 2012, we had 47 ownership groups operating 135 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 62 franchise restaurants, were in place as of December 30, 2012. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. We continue to grow the franchise program and now anticipate 10 to 12 franchise restaurants will open during fiscal 2013. We are updating our estimate due to delays in lease executions and permitting as well as complexities associated with international growth.

As of December 30, 2012, we had franchise-operated restaurants in the following locations:

United States	Number of Franchise-Operated Restaurants
Arkansas	2
Arizona	6
California	18
Colorado	6
Delaware	2
Florida	2
Idaho	2
Illinois	3
Indiana	4
Iowa	3
Kansas	6
Kentucky	1
Maine	1
Michigan	8
Minnesota	7
Missouri	3
Montana	4
Nebraska	3
Nevada	6
New Jersey	1
New York	3
North Dakota	2
Oregon	3
Ohio	3
Pennsylvania	4
South Dakota	2
Tennessee	5
Texas	3
Utah	3
Washington	6
Wisconsin	11
Wyoming	1

United States Total	134
Canada
Manitoba	1

Canada Province Total	1
United States and Canada Total	135

Our Franchise Operations Department is made up of the President and Chief Operating Officer, who guides the efforts of two Directors of Franchise Operations, each supported by two Territory Directors. The Directors of Franchise Operations have responsibility for supporting our franchisees geographically throughout the country and play a critical role for us as well as for our franchise community. Directors of Franchise Operations manage the relationship between the franchisee and the franchisor and provide an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. The Directors of Franchise Operations share best practices throughout the system and work to create a one-system mentality that benefits everyone. In addition, they ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the Directors of Franchise Operations and the Support Center but are not required to do so.

The Company has a comprehensive operations’ scorecard and training tool that we call “FD Powers” that helps us measure our operational effectiveness of our company-owned and franchise-operated restaurants. This scorecard is used to evaluate, monitor and improve operations in areas such as guest satisfaction, health and safety standards, community involvement, and local store marketing effectiveness, among other operating metrics. Also, we generally provide support as it relates to all aspects of franchise operations including, but not limited to, store openings, operating performance, and human resource strategic planning. Finally, the Company solicits feedback from our franchise-system by conducting a Franchise Satisfaction Survey every year. The results of this survey are used to better support the needs of the franchise system while maintaining a one-system mindset.

Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include, but are not limited to a meeting with the Famous Dave’s Executive Team and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). In 2013, after our Franchise Disclosure Document is filed, we will be adjusting our franchise fee to $45,000. During fiscal 2012, to incentivize growth, we reduced the initial franchise fee by 50% for any partner who signed a franchise agreement and opened a “Current Shack” style counter service restaurant for that restaurant. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchisees pay us a monthly royalty of 5% of their net sales.

Because of the continuing difficult economic environment and scarcity of capital for development, we offered a reduced royalty rate for twelve months from the date of opening for franchisees that opened restaurants during fiscal 2010. In fiscal 2011, we modified and extended this growth incentive program. The modification offered new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. All franchise restaurants opened in the first, second, and third quarters paid a reduced royalty of 2.5%, 3%, and 4%, respectively, from the date of opening through the remainder of 2011. Any openings in the fourth quarter and beyond were at the 5% royalty rate. In 2012, there were no reduced royalty rate programs, and we do not intend to offer reduced royalty rate programs in fiscal 2013.

The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, small wares, décor and training fees as well as working capital. In 2013, franchisees will be required to contribute 0.75% of net sales to a marketing fund dedicated to building system-wide brand awareness.

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

Team Members

As of December 30, 2012, we employed approximately 3,165 team members of which approximately 309 were restaurant managers and Support Center employees. None of our team members are covered by a collective bargaining agreement. We consider our relationships with our team members to be good.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon our management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. In addition, forward-looking statements may reflect assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as otherwise required by applicable law, we do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

The restaurant industry is still affected by macro-economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent economic recession, and the slow economic recovery, has kept consumer confidence low, and consequently, has affected the frequency of consumers’ dining out occasions, which has been harmful to our results of operations, and has negatively impacted our financial position. Depending on the duration and severity of the continued economic downturn and the pace of recovery, it may continue to adversely affect our ability to comply with financial covenants under our credit facility on a continuing basis. These financial covenants include, without limitation, maximum target capital expenditures, cash flow ratios, adjusted leverage ratios, and in certain circumstances, a maximum aged royalty receivable. There can be no assurances that government responses to the disruptions in the financial markets and overall economy will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As of December 30, 2012, we were in compliance with all of our covenants after we obtained an amendment to our credit facility on March 14, 2013.

In the event we fail to comply with these or other financial covenants in the future and are unable to obtain similar amendments or waivers, our lender will have the right to demand repayment of all principal amounts outstanding under the credit facility and term loan, which were $13.6 million and $5.4 million, respectively, at December 30, 2012, and to terminate the existing credit facility and term loan. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our personal property, which serves as collateral for the credit facility. Replacement financing may be unavailable to us on similar terms or at all, especially if current credit market conditions persist. Termination of our existing credit facility without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

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

It’s our plan to open two new company-owned restaurants in 2013, and we are now anticipating the opening of 10 to 12 new franchise restaurants during the course of the year. We are updating our estimate due to delays in lease executions and permitting as well as complexities associated with international growth. There is no guarantee that any of the company-owned or franchise-operated restaurants will open when planned, or at all, due to many factors that may affect the development and construction of our restaurants, including landlord delays, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the project, and other unanticipated increases in costs, any of which could give rise to delays and cost overruns. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.

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

Many of our competitors have substantially greater financial, marketing and other resources than we do. Regional and national restaurant companies continue to expand their operations into our current and anticipated market areas. We believe our ability to compete effectively depends on our ongoing ability to promote our brand and offer high quality food and hospitality in a distinctive and comfortable environment. If we are unable to respond to, or unable to respond in a timely manner, to the various competitive factors affecting the restaurant industry, our revenue and operating income could be adversely affected.

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

Healthcare reform legislation could have a negative impact on our business.

During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Certain of the provisions that have increased our healthcare costs include the removal of annual plan limits and the mandate that health plans provide 100% coverage on expanded preventative care. In addition, our healthcare costs could increase significantly as the new legislation and accompanying regulations require us to automatically enroll employees in health coverage, potentially cover more variable hour employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. While much of the cost of the recent healthcare legislation enacted will occur on or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs.

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

Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 11, 2013, we had 7,522,899 shares of common stock outstanding.

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

The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. We have 6,000 and 5,000 square foot packages that can be built as a free standing building, a 4,000 square foot model that most likely would be constructed as an end cap of a building and a 3,000 square foot design which would be constructed as a counter service location in an existing building or as a in-line location in a shopping center. Additionally, we offer lower cost conversion packages that provide our franchisees with the flexibility to build in cost effective formats, such as, opportunities to convert existing restaurants into a Famous Dave’s restaurant.

In fiscal 2012, the company opened a 6,000 square foot full-service restaurant and a 3,600 square foot “Current Shack” style counter-service restaurant, both of which were conversions of other restaurant concepts. In 2012, several franchisees successfully converted restaurants from existing casual dining concepts. In 2011, the company opened a 5,400 square foot full-service restaurant and a 3,000 square foot “Current Shack” style counter-service restaurant, both of which were conversions of other restaurant concepts. In fiscal 2010, the company opened one 6,400 square foot restaurant that was also a conversion of another restaurant concept. We did not open any restaurants in 2009; however the restaurants we opened in 2006, 2007, and 2008 were approximately 6,000 square feet, ground up construction and had approximately 175 seats, with an additional 50 seats in the bar, and 32 additional seats on the patio, where available. Due to the flexibility and scalability of our concept, there are a variety of development opportunities available now and in the future. In 2013, we now expect to open 2 company-owned restaurants, and 10 to 12 franchise-operated restaurants. We are updating our estimate due to delays in lease executions and permitting as well as complexities associated with international growth.

Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 1 to 35 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales.

Our executive offices are currently located in approximately 23,900 square feet in Minnetonka, Minnesota. In 2011, we negotiated a lease amendment for our executive offices which extends our lease to November 2018, with two five-year renewal options. The minimum annual rent commitment remaining over the lease term, including renewal options is approximately $4.8 million, net of sublease income. In 2010, in an effort to reduce general and administrative expense, we entered into a sublease for 2,100 square feet, in our executive office building, that will expire in August of 2013. Additionally, we have leased warehouse space to house our décor and recently executed a three lease extension for this property.

We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future. The following table sets forth certain information about our existing company-owned restaurant locations, as of December 30, 2012, sorted by opening date:

	Location	Square Footage	Interior Seats	Owned or Leased		Date Opened/Acquired
1	Roseville, MN(3)	4,800	105	Leased		June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased		September 1996
3	Maple Grove, MN	6,100	146	Leased	(1)	April 1997
4	Highland Park (St. Paul, MN)(3)	5,200	125	Leased		June 1997
5	Stillwater, MN	5,200	130	Leased	(1)	July 1997
6	Apple Valley, MN(3)	3,800	90	Leased	(1)	July 1997
7	Forest Lake, MN(3)	4,500	100	Leased		October 1997
8	Minnetonka, MN	5,500	140	Owned	(2)	December 1997
9	Plymouth, MN(3)	2,100	49	Owned	(2)	December 1997
10	West Des Moines, IA	5,700	150	Leased		April 1998
11	Des Moines, IA	5,800	150	Leased		April 1998
12	Cedar Falls, IA	5,400	130	Leased		September 1998
13	Bloomington, MN	5,400	140	Leased		October 1998
14	Woodbury, MN	5,900	180	Owned	(2)	October 1998
15	Lincoln, NE	6,200	185	Owned	(2)	December 1999
16	Columbia, MD	7,200	270	Leased		January 2000
17	Annapolis, MD	6,800	219	Leased		January 2000
18	Frederick, MD	5,600	180	Leased		January 2000
19	Woodbridge, VA	6,000	219	Leased		January 2000
20	Addison, IL	5,000	135	Owned	(2)	March 2000
21	North Riverside, IL	4,700	150	Leased		August 2000
22	Sterling, VA	5,800	200	Leased		December 2000
23	Oakton, VA	4,400	184	Leased		May 2001
24	Laurel, MD	5,200	165	Leased		August 2001
25	Richmond I (Richmond, VA)	5,400	180	Owned	(2)	December 2001
26	Gaithersburg, MD	5,000	170	Leased		May 2002
27	Richmond II (Richmond, VA)	5,200	158	Owned	(2)	June 2002
28	Orland Park, IL	5,400	158	Leased		June 2002
29	Virginia Commons, VA	5,600	186	Owned	(2)	June 2003
30	Chantilly, VA	6,400	205	Leased		January 2006
31	Florence, KY	5,900	217	Leased		January 2006
32	Waldorf, MD	6,600	200	Leased		June 2006
33	Coon Rapids, MN	6,300	160	Owned	(2)	December 2006
34	Fredericksburg, VA	6,500	219	Leased		September 2007
35	Owings Mills, MD	6,700	219	Leased		November 2007
36	Bolingbrook, IL	6,600	219	Leased		November 2007
37	Oswego, IL	6,600	219	Leased		December 2007
38	Alexandria, VA	6,600	219	Leased		February 2008
39	Algonquin, IL	6,000	219	Leased		September 2008
40	Greenwood, IN	5,700	184	Leased		October 2008
41	Salisbury, MD	5,400	192	Leased		October 2008
42	Brick, NJ	5,200	181	Leased		March 2010
43	May’s Landing, NJ	6,400	237	Leased		March 2010
44	Smithtown, NY	6,400	237	Leased		March 2010
45	Westbury, NY	6,400	276	Leased		March 2010
46	New Brunswick, NJ	7,200	255	Leased		March 2010
47	Mountainside, NJ	8,800	253	Leased		March 2010
48	Metuchen, NJ	6,200	176	Leased		March 2010
49	Bel Air, MD	6,360	199	Leased		August 2010
50	Falls Church, VA	5,430	169	Leased		August 2011
51	Eden Prairie, MN(3)	2,980	65	Leased		December 2011
52	Gainesville, VA	6,000	215	Leased		June 2012
53	Evergreen Park, IL(3)	3,600	90	Leased		November 2012

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.

(2)	Restaurant land and building are owned by the Company.

(3)	Counter service restaurant

ITEM 3.	LEGAL PROCEEDINGS

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

	2012		2011
Period	High	Low	High	Low
1st Quarter	$11.75	$10.15	$12.20	$9.15
2nd Quarter	$12.08	$9.32	$10.17	$8.53
3rd Quarter	$10.98	$8.16	$11.05	$8.00
4th Quarter	$10.00	$7.75	$10.45	$7.76

Holders

As of March 5, 2013, we had approximately 345 shareholders of record and approximately 3,676 beneficial shareholders.

Dividends

Our Board of Directors has not declared any dividends on our common stock since our inception, and does not intend to pay out any cash dividends on our common stock in the foreseeable future. We presently intend to retain all earnings, if any, to provide for our growth, reduce our debt levels, and repurchase our common stock. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, loan agreement restrictions, our financial condition and other factors deemed relevant by our Board of Directors.

Stock Performance Graph

Below is a line-graph presentation that compares the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or Peer Group Index constructed by the Company. The following presentation compares the Company’s common stock price for the period from December 30, 2007 through December 30, 2012, to the S&P 500 Stock Index and to the S&P Small Cap Restaurant Index.

The Company has elected to use the S&P Small Cap Restaurant Index in compiling its stock performance graph because it believes the S&P Small Cap Restaurant Index represents a comparison to competitors with similar market capitalization to the Company.

The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and S&P Small Cap Restaurants was $100 on December 30, 2007, and that any dividends paid were reinvested in the same security.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Famous Dave’s of America, Inc., the S&P 500 Index, and S&P Small Cap

Restaurants

*	$ 100 invested on 12/30/07 in stock or index, including reinvestment of dividends. Fiscal year ending 12/30/12 with previous specific fiscal year ends at December 28, 2008; January 3, 2010, January2, 2011 and January 1, 2012.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Purchases of Equity Securities by the Issuer

On November 4, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. On May 1, 2012 we completed the repurchase of all shares under this program for approximately $9.9 million at an average market price per share of $9.91, excluding commissions.

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of December 30, 2012, we had repurchased 323,862 shares under this program for approximately $3.4 million at an average market price per share of $10.49, excluding commissions.

The following table includes information about our share repurchases for the fiscal year ended December 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (January 2, 2012 — January 29, 2012)	45,513	(2)	10.56	45,513	(2)	170,221	(4)
Month #2 (January 30, 2012 — February 26, 2012)	29,972	(2)	10.82	29,972	(2)	140,249	(4)
Month #3 (February 27, 2012 — April 1, 2012)	72,234	(2)	11.29	72,234	(2)	68,015	(4)
Month #4 (April 2, 2012 — April 29, 2012)	40,508	(2)	11.46	40,508	(2)	27,507	(4)
Month #5 (April 30, 2012 — May 27, 2012)	226,553	(2)(3)	10.21	226,553	(2)(3)	800,954	(5)
Month #6 (May 28, 2012 — July 1, 2012)	124,816	(3)	10.94	124,816	(3)	676,138	(5)
Month #7 (July 2, 2012 — July 29, 2012)	—		—	—		676,138	(5)
Month #8 (July 30, 2012 — August 26, 2012)	—		—	—		676,138	(5)
Month #9 (August 27, 2012 — September 30, 2012)	—		—	—		676,138	(5)
Month #10 (October 1, 2012 — October 28, 2012)	—		—	—		676,138	(5)
Month #11 (October 29, 2012 — November 25, 2012)	—		—	—		676,138	(5)
Month #12 (November 26, 2012 — December 30, 2012)	—		—	—		676,138	(5)

(1)	Excluding commissions.

(2)	Shares purchased under the 1.0 million share publically announced repurchase plan adopted November 4, 2010.

(3)	Shares purchased under the 1.0 million share publically announced repurchase plan adopted May 1, 2012.

(4)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted November 4, 2010.

(5)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted May 1, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

The selected financial data as of and for the fiscal years ended December 30, 2012 (fiscal 2012), January 1, 2012 (fiscal 2011), January 2, 2011, (fiscal 2010), January 3, 2010 (fiscal 2009), and December 28, 2008 (fiscal 2008) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR
($’s in 000’s, except per share data and average weekly sales)	2012	2011	2010	2009(1)		2008
STATEMENTS OF OPERATIONS DATA
Revenue	$154,988	$154,811	$148,268	$136,018		$140,382
Asset impairment and estimated lease termination and other closing costs(2)	$(370)	$(513)	$(74)	$(218)		$(6,912)
Income from operations	$6,213	$9,396	$11,983	$10,514		$2,030
Income tax (expense) benefit	$(805)	$(2,764)	$(3,796)	$(2,989)		$119
Net income	$4,360	$5,562	$7,218	$5,701		$389
Basic net income per common share	$0.58	$0.70	$0.84 (3)	$0.63		$0.04
Diluted net income per common share	$0.57	$0.68	$0.82 (3)	$0.62		$0.04
BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$2,074	$1,148	$2,654	$2,996		$1,687
Total assets	$76,253	$73,839	$76,129	$68,381		$73,401
Long-term debt less current maturities(4)	$22,105	$20,451	$23,497	$17,990		$29,252
Total shareholders’ equity	$33,767	$34,094	$32,904	$32,994		$26,184
OTHER DATA
Restaurant Sales:
Company-owned	$135,730	$136,896	$131,154	$117,934		$122,016
Franchise-operated	$361,109	$355,338	$340,454	$358,696		$355,946
Number of restaurants open at year end:
Company-owned restaurants	53	54	52	45		47
Franchise-operated restaurants	135	133	130	132		123

Total restaurants	188	187	182	177		170
Company-owned comparable store
Sales (decrease) increase (5)	(1.8)%	1.5%	0.7%	(6.3	)%(6)	(2.0)%
Average weekly sales:
Company-owned restaurants	$49,172	$50,216	$49,187	$48,197		$50,685
Franchise-operated restaurants	$52,714	$53,096	$52,631	$53,016		$56,535

(1)	Fiscal 2009 consisted of 53 weeks. Fiscal 2012, 2011, 2010 and 2008 all consisted of 52 weeks.

(2)

Fiscal 2012 primarily reflects closing costs for three company-owned restaurants. Fiscal 2011 primarily reflects impairment charges for three company-owned restaurants. Two of these are still operating and one has been closed. Fiscal 2009 primarily reflects closing costs for two company-owned restaurants. Fiscal 2008 reflects impairment charges for eight restaurants. Five of these have closed and three are still operating.

(3)	Reflects gain on acquisition of New York and New Jersey restaurants in March of 2010, of $0.15 per diluted share.

(4)	Long-term debt includes our line of credit.

(5)	Our comparable store sales includes company-owned restaurants that are open year round and have been open more than 24 months.

(6)	For purposes of computing comparable store sales, this computation assumes fiscal 2009 was a 52-week year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 30, 2012, there were 188 Famous Dave’s restaurants operating in 34 states and 1 Canadian province, including 53 company-owned restaurants and 135 franchise-operated restaurants. An additional 62 franchise restaurants were committed to be developed through signed area development agreements as of December 30, 2012.

Fiscal Year

Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended December 30, 2012 (fiscal 2012), January 1, 2012 (fiscal 2011), and January 2, 2011 (fiscal 2010) all consisted of 52 weeks. Fiscal 2013, which ends on December 29, 2013, will consist of 52 weeks.

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

Recognition of Franchise-Related Revenue — Initial franchise fee revenue is recognized when we have performed substantially all of our obligations as franchisor. Franchise royalties are recognized when earned.

Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include, but are not limited to a meeting with the Famous Dave’s Executive Team and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). In 2013, after our Franchise Disclosure Document is filed, we will be adjusting our franchise fee to $45,000. During fiscal 2012, to incentivize growth, we reduced the initial franchise fee by 50% for any partner who signed a franchise agreement and opened a “Current Shack” style counter service restaurant for that restaurant. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

Because of the continuing difficult economic environment and scarcity of capital for development, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during fiscal 2010. In fiscal 2011, we modified and extended this growth incentive program. The modification offered new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. All franchise restaurants opened in the first, second, and third quarters paid a reduced royalty of 2.5%, 3%, and 4%, respectively, from the date of opening through the remainder of 2011. Any openings in the fourth quarter and beyond were at the 5% royalty rate. In 2012, there were no reduced royalty rate programs, and there will be no reduced royalty rate programs in fiscal 2013.

Asset Impairment and Estimated Lease Termination and Other Closing Costs — We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell.

Lease Accounting — We recognize lease expense for our operating leases over the entire lease term including lease renewal options where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectability is considered probable, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance. We record rent expense during the build-out period and classify this expense as pre-opening expenses in our consolidated statements of operations.

Liquor licenses — The Company owns transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated Balance Sheets (see note 5 to our financial statements) at December 30, 2012 and January 1, 2012. We annually review the liquor licenses for impairment and in fiscal 2012 and 2011, no impairment charges were required to be recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $236,000 and $18,000, at December 30, 2012 and January 1, 2012, respectively. In 2012, the increase in the allowance for doubtful accounts was primarily due to the receivable aging for two franchise partners. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

Stock-based compensation — We recognize compensation cost for share-based awards granted to team members based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 10 to our financial statements).

Income Taxes — We provide for income taxes based on our estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. Accounting for uncertain tax positions requires significant judgment including estimating the amount, timing, and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. During 2012, we realized the benefit from the cumulative impact of tax credits for employee reported tips for the current year as well as four previous tax years that were amended, or in the case of fiscal 2011, initially filed. This resulted from a more precise calculation methodology for this tax credit, and will continue to benefit us in the future.

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

The following table presents items in our consolidated statements of operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years:

	2012	2011	2010
Food and beverage costs(1)	31.3%	29.8%	29.5%
Labor and benefits(1)	32.6%	31.5%	31.5%
Operating expenses(1)	28.3%	28.0%	27.5%
Depreciation & amortization (restaurant level)(1)	4.0%	3.7%	3.8%
Depreciation & amortization (corporate level)(2)	0.4%	0.4%	0.4%
General and administrative(2)	10.9%	10.6%	10.9%
Asset impairment and estimated lease termination and other closing costs(1)	0.3%	0.4%	0.1%
Pre-opening expenses and net loss on disposal of property(1)	0.4%	0.3%	0.2%
Gain on acquisition, net of acquisition costs(1)	—	—	(1.6)%
Total costs and expenses(2)	96.0%	93.9%	91.9%
Income from operations(2)	4.0%	6.1%	8.1%

*

Data regarding our restaurant operations as presented in the table includes sales, costs and expenses associated with our Rib Team, which had a net loss of $69,000, $26,000 and $6,000, respectively, in fiscal years 2012, 2011 and 2010. Our Rib Team travels around the country introducing people to our brand of barbeque and building brand awareness.

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

Fiscal Year 2012 Compared to Fiscal Year 2011

Total Revenue

Total revenue of approximately $155.0 million for fiscal 2012 increased approximately $200,000, or 0.1%, from total revenue of $154.8 in fiscal 2011. Fiscal 2012 and 2011 both consisted of 52 weeks.

Restaurant Sales, net

Restaurant sales for fiscal 2012 were approximately $135.7 million, compared to approximately $136.9 million for fiscal 2011 reflecting a 0.9% decrease. Total restaurant sales reflected a 1.8% comparable sales decrease and the closure of three company-owned restaurants. This was partially offset by the full year impact of two company-owned restaurants that opened in fiscal 2011, and the partial year impact of two company-owned restaurants that opened in fiscal 2012, as well as a weighted average price increase of approximately 2.85%. The overall 1.8% comparable sales decrease was, on a weighted basis, comprised of a 2.1% comparable sales decrease for dine-in sales which was partially offset by a comparable sales increase for catering of 0.3%, while To Go comparable sales remained flat. For fiscal 2012, off-premise sales were 33.4% of total sales, with catering at 10.5% and To Go at 22.9%. This compares to 2011’s off-premise sales of 32.0 % with catering at 9.9% and To Go at 22.1%. Finally, as a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.5% and 9.4% for fiscal 2012 and 2011, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $18.1 million for fiscal 2012, compared to $16.9 million for 2011. The increase in franchise-related revenue is primarily related to an increase in franchise fees which reflects a net increase of two franchise restaurants year over year partially offset by a comparable sales decrease of 2.0%. Ten new franchise restaurants opened in fiscal 2012 at higher sales volumes than the eight restaurants that closed. Additionally, while our committed units to be developed decreased by one unit year over year; it did reflect the execution of two significant area development agreements as well as several smaller agreements. Fiscal 2012 included 6,848 franchise operating weeks, compared to 6,691 franchise operating weeks in fiscal 2011. There were 135 franchise-operated restaurants open at December 30, 2012, compared to 133 at January 1, 2012.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Licensing royalty revenue was approximately $731,000 for fiscal 2012 as compared to $702,000 for fiscal 2011. During fiscal 2013, as a result of continued growth in our restaurant base and expanded markets, we expect to see licensing revenue continue to increase beyond fiscal 2012 levels.

Other revenue for fiscal 2012 was approximately $443,000 compared to approximately $282,000 for the comparable period of fiscal 2011. The increase was primarily due to an increase in the number of franchise openings and an increase in the opening assistance required.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants open at least 24 months ended December 30, 2012 decreased 1.8%, compared to fiscal 2011’s increase of 1.5%. For fiscal 2012 and fiscal 2011, there were 49 and 44 restaurants, respectively, included in the company-owned 24 month comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2012 decreased 2.0%, compared to fiscal 2011’s comparable sales which were flat to 2010’s sales. For fiscal 2012 and fiscal 2011, there were 107 and 102 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2012 and fiscal 2011:

	Fiscal Years Ended
	December 30, 2012	January 1, 2012
Average Weekly Net Sales (AWS):
Company-Owned	$49,172	$50,216
Full-Service	$50,963	$51,695
Counter-Service	$35,454	$36,213
Franchise-Operated	$52,714	$53,096

Food and Beverage Costs

Food and beverage costs for fiscal 2012 were approximately $42.4 million or 31.3% of net restaurant sales compared to approximately $40.8 million or 29.8% of net restaurant sales for fiscal 2011. This increase is primarily due to expected commodity cost increases combined with a shift in higher sales of lower-priced, lower-margin items compared to fiscal 2011. Additionally, we strategically slowed the progress of certain initiatives for further testing. These initiatives were intended to positively impact food costs in 2012; however, to ensure their long-term success, both in terms of dollar savings, as well as delivering a value proposition to our guests, they were delayed until fiscal 2013.

For 2013, we currently anticipate a 2.0% year over year decline in dollars in our contracted food and beverage costs for comparable restaurants, based on what we have contracted to date and based on a projection of the remainder of the year. Late in 2012, we locked in a majority of our pork contracts for all of fiscal 2013 which positions us to capitalize on future savings should we see further opportunities in 2013 to blend and extend our contract into fiscal 2014. Additionally, we anticipate a decrease in the cost of our brisket and other items, such as hamburger, seafood, and French fries, which we expect will be partially offset by higher chicken prices year over year. Certain of our key proteins, such as chicken and brisket, have been contracted through the first quarter of 2013; and although our guidance reflects a projection of these, we are still negotiating final pricing for the remainder of 2013 on these items. With all indications pointing to a continuation of rising commodity prices across the industry, we plan on mitigating these price increases with a number of strategies. First, we anticipate taking a menu price increase of approximately 1.5% on selected menu items in April 2013, concurrent with our menu redesign. As we move through 2013, we will determine whether or not we will take an additional price increase later in the year based on greater insight obtained from our work with RMS, our menu pricing consultant.

During 2013, we will also continue our strategy of growing our supplier network, particularly in the West. These new suppliers will allow us to optimize our freight costs because our restaurants will be closer to the distribution centers, thereby lowering freight costs across the rest of the system. Additionally, in 2013, we will transition to selling some of our key proteins in the same unit of measure we receive them, protecting us from the variability of size and weight for these key items. An example of this is selling wings “by weight” as opposed to “by the piece”. Although, this will not change portion sizes or the value delivered to our guest, it will allow us to standardize food costs by reducing the weight variations of the products we sell, and will open us up to bringing additional vendors into our system. Lastly, we will strategically manage menu mix and margin through key core-item promotions as well as through opportunistic commodity purchases of high margin items that make sense to our guests and can be inserted quickly into our promotional calendar. As a result of our contracts and initiatives, we anticipate food and beverage costs for fiscal 2013, as a percentage of net sales, to be approximately 120 to 125 basis points lower than fiscal 2012’s percentage.

Labor and Benefits Costs

Labor and benefits costs for fiscal 2012 were approximately $44.3 million or 32.6% of net restaurant sales, compared to approximately $43.2 million or 31.5% of net restaurant sales for fiscal 2011. This increase was primarily due to higher direct labor costs, as well as higher medical claims, payroll taxes, and workers’ compensation premiums year over year in addition to sales deleverage. For 2013, we expect labor and benefits costs as a percentage of sales, to be 30 to 35 basis points lower than fiscal 2012’s percentage, primarily due to a lower level of discounts year over year.

Operating Expenses

Operating expenses for fiscal 2012 were approximately $38.4 million or 28.3% of net restaurant sales, compared to approximately $38.4 million or 28.0% of net restaurant sales for fiscal 2011. This increase was primarily due to sales deleverage partially offset by lower utility and repair and maintenance costs year over year. In fiscal 2012, advertising, as a percentage of sales, was approximately 3.4% which was flat to fiscal 2011.

For fiscal 2013, due to a carryover of funds, the Company has decreased the Marketing Fund contribution system-wide, to 0.75% from 1.0% for fiscal 2012. We expect that advertising expense for 2013 will remain at approximately 3.4% of net sales, including the contribution to the Marketing Fund, with amounts saved from a lower ad fund contribution redeployed to support sales building efforts.

We are projecting operating expenses as a percentage of net sales for fiscal 2013 to be approximately 50 to 55 basis points lower than 2012’s percentage. The majority of this decline relates to decreased supply costs from a packaging initiative and an expected decline in other direct operating costs.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2012 and 2011 was approximately $6.0 million and $5.6 million, respectively, and was 3.9% and 3.6%, respectively, of total revenue due to a year over year increase in capital expenditures. For 2013, we expect depreciation and amortization expense as a percentage of total revenue, to be 10 to 15 basis points lower than fiscal 2012’s percentage, primarily due to a lower level of discounts year over year.

General and Administrative Expenses

General and administrative expenses for fiscal 2012 were approximately $16.8 million or 10.9% of total revenue compared to approximately $16.5 million or 10.6% of total revenue for fiscal 2011. The increase is primarily due to additions and changes to our corporate infrastructure to support our lines of business strategy as well as a year over year increase in required franchise opening assistance. Additionally, 2012 did not contain a bonus accrual compared to fiscal 2011, which contained a bonus accrual of approximately $1.3 million.

For fiscal 2012 and 2011, stock-based compensation and board of director cash compensation expense was approximately $1.7 million. Due to a higher average share price for the performance share programs vesting in fiscal 2013, and due to equity grants associated with hiring our new CEO, we anticipate stock-based compensation and board of director cash compensation to be approximately $2.3 million for fiscal 2013, as follows (in thousands):

Performance Shares and Performance Stock Units	Restricted Stock and Restricted Stock Units	Board of Directors Shares and Cash Compensation	Total
$1,427	$405	$476	$2,308

For 2013, we expect general and administrative expenses as a percentage of revenue, to be approximately 150 to 155 basis points unfavorable to 2012’s percentage, primarily due to a 145 basis point increase for the full accrual for bonus achievement, and the previously mentioned personnel investments, particularly in areas that support growth.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events and situations for fiscal 2012 and fiscal 2011:

2012 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$289
Vernon Hills, IL	Lease reserve(2)	77
Various	Other	4

Total for 2012		$370

(1)	The Company incurred various costs for closed restaurants primarily related to its Tulsa, OK, Vernon Hills, IL, and Yorktown, IL restaurants which closed in 2012.

(2)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, equal to zero.

2011 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$17
Gaithersburg, MD	Asset impairment(2)	148
Calhoun, MN	Asset impairment(3)	144
Tulsa, OK	Asset impairment(4)	198
Various	Other	6

Total for 2011		$513

(1)	The Company incurred various costs for previously closed restaurants, net of a recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.

(2)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant which we expect to relocate within its existing market in the third quarter of 2013.

(3)	Based on the Company’s assessment of expected cash flows for this restaurant over the remainder of its respective lease term, an asset impairment charge was recorded.

(4)

In fiscal 2011, the Company entered into a purchase agreement for the sale of its Tulsa, OK restaurant for approximately $1.2 million. These assets had a net book value of approximately $1.4 million and were accounted for as held for sale and an impairment charge was recorded since the net book value of the assets exceeded the sale price. On March 2, 2012, these assets were sold.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During fiscal 2012 and 2011, we had $474,000 and $412,000, respectively, of pre-opening expenses which included pre-opening rent and other pre-opening expenses. Pre-opening costs for 2013 are estimated to be approximately $523,000 for the opening of two company-owned restaurants.

Interest Expense

Interest expense was approximately $1.1 million or 0.7% of total revenue for fiscal 2012 and 2011. Interest expense was flat compared to 2011 primarily due to lower balances on our term loan and financing lease obligations along with a lower weighted average interest rate on our term loan partially offset by a higher average balance and a higher weighted average interest rate on our line of credit.

Interest Income

Interest income was approximately $7,000 and $22,000 for fiscal 2012 and fiscal 2011, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances as well as on outstanding notes receivable and accounts receivable balances. The year over year decrease is due to the full recovery of outstanding notes receivable in fiscal 2012.

Provision for Income Taxes

For fiscal 2012, our tax provision was approximately $805,000, or 15.6% of income before income taxes, compared to the prior year comparable period of approximately $2.8 million, or 33.2% of income before income taxes. During 2012, we realized the benefit from the cumulative impact of tax credits for employee reported tips for the current year as well as four previous tax years that were amended. This resulted from a more precise calculation methodology for this tax credit, and will continue to benefit us in the future. We estimate an effective tax rate of approximately 29.0% for fiscal 2013.

Basic and Diluted Net Income Per Common Share

Net income for fiscal 2012 was approximately $4.4 million, or $0.58 per basic share and $0.57 per diluted share, on approximately 7,455,000 weighted average basic shares outstanding and approximately 7,650,000 weighted average diluted shares outstanding, respectively. Net income for fiscal 2011 was approximately $5.6 million, or $0.70 per basic share and $0.68 per diluted share, on approximately 7,972,000 weighted average basic shares outstanding and approximately 8,149,000 weighted average diluted shares outstanding, respectively.

Fiscal Year 2011 Compared to Fiscal Year 2010

Total Revenue

Total revenue of approximately $154.8 million for fiscal 2011 increased approximately $6.5 million, or 4.4%, from total revenue of $148.3 in fiscal 2010. Fiscal 2011 and 2010 both consisted of 52 weeks.

Restaurant Sales, net

Restaurant sales for fiscal 2011 were approximately $136.9 million, compared to approximately $131.2 million for fiscal 2010 reflecting a 4.4% increase. Total restaurant sales growth reflected the full year impact of the seven New York and New Jersey restaurants acquired March 3, 2010, two new company-owned restaurants opened during the third quarter and fourth quarter, respectively, and a comparable sales increase of 1.5%, which included a weighted average pricing impact of 2.6%. The 1.5% overall comparable sales increase was, on a weighted basis, comprised of a 0.3% comparable sales decrease for dine-in sales, which was completely offset by comparable sales increases of 1.1% and 0.7% for To Go and catering, respectively. For fiscal 2011, off-premise sales were 32.0% of total sales, with catering at 9.9% and To Go at 22.1%. This compares to 2010’s off-premise sales of 31.0%, with catering at 9.5% and To Go at 21.5%. Finally, as a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.4% and 9.0%, for fiscal 2011 and 2010, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $16.9 million for fiscal 2011, compared to $16.2 million for 2010. The increase in franchise related revenue was primarily related to an increase in franchise fees which reflects a net increase of three franchise restaurants year over year and comparable sales results that were flat. Eight new franchise restaurants opened in fiscal 2011 and five restaurants closed. Fiscal 2011 included 6,691 franchise operating weeks, compared to 6,458 franchise operating weeks in fiscal 2010. There were 133 franchise-operated restaurants open at January 1, 2012, compared to 130 at January 2, 2011.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Licensing royalty revenue was approximately $702,000 for fiscal 2011 as compared to $595,000 for fiscal 2010.

Other revenue includes opening assistance and training we provide to our franchise partners. Other revenue for fiscal 2011 was approximately $282,000 compared to approximately $272,000 for the comparable period of fiscal 2010 which remained essentially flat due to a similar number of franchise-operated restaurants that opened during fiscal 2011 compared to fiscal 2010.

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

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2011 were flat to the prior year. In fiscal 2010, comparable sales declined 0.8%. For fiscal 2011 and fiscal 2010, there were 102 and 94 restaurants, respectively, included in the franchise-operated 24 month comparable sales base. Neither franchise-operated comparable sales nor company-owned comparable sales included the results of the seven franchise restaurants acquired in March of 2010. These restaurants entered the full year company-owned comparable sales base in 2012.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2011 and fiscal 2010:

	Fiscal Years Ended
	January 1, 2012	January 2, 2011
Average Weekly Net Sales (AWS):
Company-Owned	$50,216	$49,187
Full-Service	$51,695	$50,760
Counter-Service	$36,213	$34,697
Franchise-Operated	$53,096	$52,631

Food and Beverage Costs

Food and beverage costs for fiscal 2011 were approximately $40.8 million or 29.8% of net restaurant sales compared to approximately $38.8 million or 29.5% of net restaurant sales for fiscal 2010. This increase was primarily due to expected commodity cost increases and higher levels of discounting during the fourth quarter of 2011 as compared to prior year.

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

General and Administrative Expenses

General and administrative expenses for fiscal 2011 were approximately $16.5 million or 10.6% of total revenue compared to approximately $16.2 million or 10.9% of total revenue for fiscal 2010. This percentage decrease was primarily due to revenue leverage and a reduction in our bonus accrual. General and administrative expenses as a percent of total revenue, excluding stock-based compensation and board of directors’ cash compensation, were 9.6% for fiscal 2011 and 10.0% for fiscal 2010.

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

Here is a summary of these events and situations for fiscal 2011 and fiscal 2010:

2011 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$17
Gaithersburg, MD	Asset impairment(2)	148
Calhoun, MN	Asset impairment(3)	144
Tulsa, OK	Asset impairment(4)	198
Various	Other	6

Total for 2011		$513

(1)	The Company incurred various costs for previously closed restaurants, net of a recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.

(2)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant which we expect to relocate within its existing market in the third quarter of 2013.

(3)	Based on the Company’s assessment of expected cash flows for this restaurant over the remainder of its respective lease term, an asset impairment charge was recorded.

(4)

In fiscal 2011, the Company entered into a purchase agreement for the sale of its Tulsa, OK restaurant for approximately $1.2 million. These assets had a net book value of approximately $1.4 million and were accounted for as held for sale and an impairment charge was recorded since the net book value of the assets exceeded the sale price. On March 2, 2012, these assets were sold.

2010 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$68
Palatine, IL	Lease reserve(2)	88
Atlanta, GA	Gain on lease terminations(3)	(84)
Various	Other	2

Total for 2010		$74

(1)	The Company incurred costs for closed restaurants which primarily related to its Palatine, IL restaurant which was closed in 2010.

(2)	The lease reserve equals the net present value of the remaining lease obligations for the Palatine, IL restaurant at its closure date, net of expected sublease income, equal to zero.

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

Interest Income

Interest income was approximately $22,000 and $171,000 for fiscal 2011 and fiscal 2010, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances and on outstanding notes and accounts receivable balances. This decrease was due to several notes receivable primarily being fully paid in fiscal 2010.

Provision for Income Taxes

For fiscal 2011, our tax provision was approximately $2.8 million, or 33.2% of income before income taxes, compared to the prior year comparable period of approximately $3.8 million, or 34.5% of income before income taxes. The decrease in the effective tax rate for fiscal 2011 was primarily due to the settlement of certain tax adjustments proposed during the federal audit of the 2008 and 2009 tax years and the increased impact that employee-related tax credits.

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

Financial Condition, Liquidity and Capital Resources

As of December 30, 2012, our Company held unrestricted cash and cash equivalents of approximately $2.1 million compared to approximately $1.1 million as of January 1, 2012. Our cash balance reflects net borrowings of $2.6 million on our line of credit, the use of approximately $5.9 million for the repurchase of common stock, including commissions, and the purchases of property, equipment, and leasehold improvements for approximately $6.7 million. The cash expenditures were partially offset by net cash flows from operations and proceeds from the sale of restaurant assets of $1.2 million.

Our current ratio, which measures our immediate short-term liquidity, was 1.02 at December 30, 2012, compared to 0.81 at January 1, 2012. The current ratio is computed by dividing total current assets by total current liabilities. The change in our current ratio was primarily due to an increase in cash and cash equivalents and prepaid expenses predominately due to an increase in prepaid taxes as a result of previously amended tax returns. Additionally, accrued compensation and benefits decreased year over year due to no corporate bonus accrual in 2012 and partially offset by an increase in accounts payable. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operations for each of the last three fiscal years was approximately $9.6 million in fiscal 2012, $11.9 million in fiscal 2011, and $13.9 million in fiscal 2010. Cash generated in fiscal 2012 was primarily from net income of approximately $4.4 million, depreciation and amortization of approximately $6.0 million, an increase in accounts payable of approximately $1.6 million, stock-based compensation of $1.3 million, an increase in tax benefit for equity awards issued of approximately $990,000, and an increase in deferred rent of approximately $912,000. These net increases were partially offset by a decrease in accrued compensation and benefits of approximately $2.4 million, a decrease in other liabilities of $1.4 million, and a decrease in prepaid expenses and other current assets of approximately $1.0 million.

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

Net cash used for investing activities for each of the last three fiscal years was approximately $5.5 million in fiscal 2012, $5.1 million in fiscal 2011, and $11.8 million in fiscal 2010. In fiscal 2012, we used approximately $6.7 million for capital expenditures for the construction of two new company-owned restaurants, continued investment in, and remodeling projects for our existing restaurants and various corporate infrastructure projects. This was partially offset by $1.2 million in proceeds from the sale of restaurant assets. In fiscal 2011, we used approximately $5.5 million for capital expenditures for the construction of two new company-owned restaurants, continued investment in, and remodeling projects for our existing restaurants and various corporate infrastructure projects. In fiscal 2010, we used approximately $5.3 million for capital expenditures and $6.8 million for the acquisition of the seven New York and New Jersey restaurants. The capital expenditures were primarily for continued investment in, and remodeling projects for our existing restaurants, including approximately $364,000 for the New York and New Jersey restaurants, as well as for the conversion of a new company-owned restaurant, and various corporate infrastructure projects.

We expect total 2013 capital expenditures to be approximately $7.1 million, primarily reflecting two new restaurant openings, continued investments in our existing restaurants, including a significant remodeling project, and continued investments in corporate infrastructure systems.

Net cash used for financing activities was approximately $3.2 million in fiscal 2012, $8.2 million in fiscal 2011, and $2.5 million in fiscal 2010. In fiscal 2012, we had draws on our line of credit of approximately $30.4 million and had repayments of approximately $27.8 million. The maximum balance on our line of credit during fiscal 2012 was $16.2 million. Additionally, we used approximately $5.9 million to repurchase approximately 541,000 shares of our common stock at an average price of $10.68 per share, excluding commissions. In fiscal 2011, we had draws on our line of credit of approximately $28.6 million and had repayments of approximately $30.6 million. The maximum balance on our line of credit during fiscal 2011 was $16.0 million. Additionally, we used approximately $5.7 million to repurchase approximately 610,000 shares of our common stock at an average price of $9.42 per share, excluding commissions. In fiscal 2010, we had draws on our line of credit of approximately $20.5 million and had repayments of approximately $21.0 million. The maximum balance on our line of credit during fiscal 2010 was $16.0 million. Additionally, we used approximately $8.7 million to repurchase approximately 1.1 million shares of our common stock at an average price of $8.18 per share, excluding commissions. We are still under a stock repurchase authorization, and our three primary uses for capital will be to grow our system, and reduce our debt levels, and when appropriate, repurchase our shares.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement was amended on November 1, 2012 and will expire on July 5, 2016, and contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million, and a term loan (the “Term Loan”).

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the Credit Agreement as the greater of the Federal Funds Rate (0.25% at December 30, 2012) plus 0.5% or Wells Fargo’s prime rate (3.25% at December 30, 2012). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.50% for Eurodollar Rate Loans and from 0.00% to 1.00% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 30, 2012, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average rate for the fiscal years ended December 30, 2012 and January 1, 2012 was 2.82% and 2.72%, respectively.

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

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At December 30, 2012 we had $13.6 million in borrowings under this Facility, and had approximately $620,000 in letters of credit for real estate locations. As of December 30, 2012, we were in compliance with all of our covenants after we obtained an amendment to our credit facility on March 14, 2013.

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

Contractual Obligations

(In thousands)

Payments Due by Period (including interest)

	Total	2013	2014	2015	2016	2017	Thereafter
Long Term Debt(1)	$6,157	$908	$907	$897	$3,445	$—	$—
Financing Leases	4,237	647	653	673	680	700	884
Line of Credit(2)	13,600	—	—	—	13,600	—	—
Operating Lease Obligations	144,969	6,000	6,154	6,251	5,988	6,036	114,540
Sublease Income	(26)	(26)	—	—	—	—	—

Total	$168,937	$7,529	$7,714	$7,821	$23,713	$6,736	$115,424

(1)	This is variable interest rate debt and the interest expense assumption was based on projected interest rates ranging from 4.0% to 6.8% over the term of the loan at December 30, 2012.

(2)

The Company pays interest on the outstanding line balance in accordance with the terms contained in our Credit Facility (see note 8 to our financial statements and appearing elsewhere in this Annual Report). However, the Company has excluded interest payments from this commitment table because it uses the Line of Credit for working capital purposes, as such, it will periodically draw upon and partially repay the line of credit throughout any given year. This results in fluctuations in the annual outstanding balance, therefore, making it difficult to accurately estimate future principal balances and interest payments as of December 30, 2012. Additionally, the Company is contractually required to repay the balance at maturity, July 5, 2016.

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

Income Taxes

In 2012, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $38.5 million for state purposes, which if not used, will begin to expire in fiscal 2020. This amount may be adjusted when we file our fiscal 2012 income tax returns in 2013.

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

We believe that increasing inflation rates have contributed to some price instability. There is no assurance, however, that inflation rates will continue at their current levels or decrease.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents, investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of December 30, 2012 was approximately $22.1 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-price purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We now have secondary and in some cases tertiary source suppliers for key items in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have some ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Famous Dave’s of America, Inc. are included herein, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of December 30, 2012, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter ended December 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 14, 2013, the Company and certain of its subsidiaries (collectively with the Company as the “Borrower”) entered into a Third Amendment (the “Amendment”) to the Company’s Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”) (“Credit Agreement”). As described elsewhere in this report, the Credit Agreement provides for loans consisting of a revolving credit facility of $30.0 million, with an opportunity, subject to the Company meeting identified covenants and elections, to increase the amount to $50.0 million (the “Facility”), a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At December 30, 2012, the principal amount outstanding under the Facility and the Term Loan was $13.6 million and $5.4 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Borrower has granted the Lender a security interest in all of the Borrower’s current and future personal property to secure obligations under the Credit Agreement. The facility contains customary affirmative and negative covenants for credit facilities of this type, including financial covenants. Pursuant to the Amendment, the parties amended a financial covenant relating to the Company’s percentage of aged franchise royalties receivable. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment itself, a copy of which is filed as Exhibit 10.11 to this report and incorporated herein by reference. The benefits of the representations and warranties set forth in the Amendment are intended to be relied upon by the parties to the Amendment only, and do not constitute continuing representations and warranties of the Borrower to any other party or for any other purpose.

On March 14, 2013, the Company’s Compensation Committee approved amendments to the target amounts of annual incentive cash bonus and long-term equity incentive compensation that Christopher O’Donnell, the Company’s President and Chief Operating Officer, is eligible to receive under his employment arrangement with the Company. As amended, the target amount of cash bonus that Mr. O’Donnell is eligible to receive under the Company’s annual incentive compensation (bonus) plan and the target grant amount under the Company’s long-term equity incentive compensation plan are equal to 75% of his base salary. The target amount of cash bonus is in effect for the 2013 fiscal year and the target grant amount under the long-term equity incentive compensation plan will be in effect for fiscal 2014. Each is reduced from 100% of base salary previously. Mr. O’Donnell’s annualized base salary of $400,000 remains unchanged.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

The Company has adopted a Code of Ethics specifically applicable to its CEO, COO, CFO and Key Financial & Accounting Management. In addition, there is a more general Code of Ethics applicable to all team members. The Code of Ethics is available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting it.

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

The purpose of the 2005 Plan, is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of the Company. Under the 2005 Plan, an aggregate of 228,429 shares of our Company’s common stock remained unreserved and available for issuance at December 30, 2012.

The Management Plan, the Director Plan and the 2005 Plan have each been approved by the Company’s shareholders. The Employee Plan was not submitted for approval to the Company’s shareholders. The following table sets forth certain information as of December 30, 2012 with respect to the Management Plan, the Employee Plan, the Director Plan and the 2005 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
1995 Stock Option and Compensation Plan	40,000	$6.15	—
1998 Director Stock Option Plan	50,000	$6.96	—
2005 Stock Incentive Plan(1)	492,990	$10.98	228,429

TOTAL	582,990	$6.83	228,429
Equity compensation plans not approved by shareholders:
1997 Employee Stock Option Plan	7,125	$6.35	—

TOTAL	590,115	$6.79	228,429

(1)	The number of securities reserved for issuance upon exercise of outstanding awards granted under the 2005 Plan includes 412,990 performance shares, 75,000 restricted shares, and 5,000 stock options.

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

Documents filed as part of this Form 10-K:

Exhibits:

See “exhibit index” on the page following the consolidated financial statements and related footnotes and the signature page to this Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Famous Dave’s of America, Inc.

We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave’s of America, Inc. and subsidiaries as of December 30, 2012 and January 1, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 15, 2013

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2012 AND JANUARY 1, 2012

(in thousands, except per-share data)

	December 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,074	$1,148
Restricted cash	689	275
Accounts receivable, net	3,427	3,430
Inventories	2,760	2,754
Deferred tax asset	596	247
Prepaid expenses and other current assets	2,800	1,765
Notes receivable	—	60

Total current assets	12,346	9,679

Property, equipment and leasehold improvements, net	60,429	60,972

Other assets:
Intangible assets, net	2,815	2,841
Other assets	663	347

	$76,253	$73,839

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$946	$904
Accounts payable	3,640	1,940
Accrued compensation and benefits	3,511	4,696
Other current liabilities	4,020	4,397

Total current liabilities	12,117	11,937

Long-term liabilities:
Line of credit	13,600	11,000
Long-term debt, less current portion	4,703	5,383
Financing lease obligations, less current portion	3,802	4,068
Deferred tax liability	1,231	1,147
Other liabilities	7,033	6,210

Total liabilities	42,486	39,745

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 7,514 and 7,707 shares issued and outstanding at December 30, 2012 and January 1, 2012 respectively	73	77
Additional paid-in capital	1,188	5,871
Retained earnings	32,506	28,146

Total shareholders’ equity	33,767	34,094

	$76,253	$73,839

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 30, 2012, JANUARY 1, 2012, AND JANUARY 2, 2011

(in thousands, except per share data)

	December 30, 2012	January 1, 2012	January 2, 2011
Revenue:
Restaurant sales, net	$135,730	$136,896	$131,154
Franchise royalty revenue	17,354	16,611	15,902
Franchise fee revenue	730	320	345
Licensing and other revenue	1,174	984	867

Total revenue	154,988	154,811	148,268

Costs and expenses:
Food and beverage costs	42,431	40,829	38,754
Labor and benefits costs	44,257	43,170	41,352
Operating expenses	38,364	38,398	36,107
Depreciation and amortization	6,000	5,616	5,547
General and administrative expenses	16,849	16,463	16,165
Asset impairment and estimated lease termination and other closing costs	370	513	74
Pre-opening expenses	474	412	300
Gain on acquisition, net of acquisition costs	—	—	(2,036)
Net loss on disposal of property	30	14	22

Total costs and expenses	148,775	145,415	136,285

Income from operations	6,213	9,396	11,983

Other expense:
Interest expense	(1,050)	(1,085)	(1,140)
Interest income	7	22	171
Other expense, net	(5)	(7)	—

Total other expense	(1,048)	(1,070)	(969)

Income before income taxes	5,165	8,326	11,014

Income tax expense	(805)	(2,764)	(3,796)

Net income	$4,360	$5,562	$7,218

Basic net income per common share	$0.58	$0.70	$0.84

Diluted net income per common share	$0.57	$0.68	$0.82

Weighted average common shares outstanding — basic	7,455	7,972	8,620

Weighted average common shares outstanding — diluted	7,650	8,149	8,784

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED

DECEMBER 30, 2012, JANUARY 1, 2012, AND JANUARY 2, 2011

(in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance — January 3, 2010	9,202	$92	$17,536	$15,366	$32,994
Exercise of stock options	93	1	351	—	352
Tax benefit for equity awards issued	—	—	62	—	62
Common stock issued	26	—	—	—	—
Performance shares surrendered to cover payroll taxes incurred	(9)	—	(68)	—	(68)
Repurchase of common stock	(1,067)	(11)	(8,735)	—	(8,746)
Stock-based compensation	—	—	861	—	861
Deferred compensation	—	—	231	—	231
Net income	—	—	—	7,218	7,218

Balance — January 2, 2011	8,245	$82	$10,238	$22,584	$32,904
Exercise of stock options	41	—	128	—	128
Tax benefit for equity awards issued	—	—	80	—	80
Common stock issued	40	1	153	—	154
Performance shares surrendered to cover payroll taxes incurred	(9)	—	(82)	—	(82)
Repurchase of common stock	(610)	(6)	(5,753)	—	(5,759)
Stock-based compensation	—	—	1,183	—	1,183
Deferred compensation	—	—	(76)	—	(76)
Net income	—	—	—	5,562	5,562

Balance — January 1, 2012	7,707	$77	$5,871	$28,146	$34,094
Exercise of stock options	33	—	22	—	22
Tax benefit for equity awards issued	—	—	990	—	990
Common stock issued	414	2	1,464	—	1,466
Performance shares surrendered to cover payroll taxes incurred	(101)	—	(1,189)	—	(1,189)
Repurchase of common stock	(539)	(6)	(5,768)	—	(5,774)
Stock-based compensation	—	—	1,096	—	1,096
Deferred compensation	—	—	(1,298)	—	(1,298)
Net income	—	—	—	4,360	4,360

Balance — December 30, 2012	7,514	$73	$1,188	$32,506	$33,767

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 30, 2012, JANUARY 1, 2012, AND JANUARY 2, 2011

(in thousands)

	December 30, 2012	January 1, 2012	January 2, 2011
Cash flows from operating activities:
Net income	$4,360	$5,562	$7,218
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	6,000	5,616	5,547
Amortization of deferred financing costs	21	59	56
Net loss on disposal of property	30	14	22
Gain on acquisition of restaurants	—	—	(2,343)
Asset impairment and estimated lease termination and other closing costs	370	513	74
Inventory reserve	72	6	8
Deferred income taxes	(265)	659	1,161
Deferred rent	912	911	671
Stock-based compensation	1,264	1,259	1,092
Tax benefit for equity awards issued	990	80	62
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(414)	(181)	533
Accounts receivable, net	(304)	(333)	(83)
Inventories	(134)	(310)	(153)
Prepaid expenses and other current assets	(1,043)	604	(478)
Deposits	47	19	(6)
Accounts payable	1,601	(2,042)	(70)
Accrued compensation and benefits	(2,383)	208	1
Other current liabilities	(1,462)	(740)	470
Long-term deferred compensation	(36)	(52)	102

Cash flows provided by operating activities	9,626	11,852	13,884

Cash flows from investing activities:
Payments received on notes receivable	60	378	428
Proceeds from the sale of restaurant assets	1,200	—	—
Payments for acquired restaurants	—	—	(6,822)
Purchases of property, equipment and leasehold improvements	(6,712)	(5,506)	(5,296)
Purchases of intangible assets	(21)	—	—
Issuance of note receivable	—	—	(64)

Cash flows used for investing activities	(5,473)	(5,128)	(11,754)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	6,800
Proceeds from draws on line of credit	30,400	28,600	20,500
Payments on line of credit	(27,800)	(30,600)	(21,000)
Payments for debt issuance costs	(62)	(96)	(24)
Payments on long-term debt and financing lease obligations	(905)	(680)	(416)
Proceeds from exercise of stock options	22	128	352
Tax benefit for equity awards issued	990	80	62
Repurchase of common stock	(5,872)	(5,662)	(8,746)

Cash flows used for financing activities	(3,227)	(8,230)	(2,472)

Increase (decrease) in cash and cash equivalents	926	(1,506)	(342)

Cash and cash equivalents, beginning of year	1,148	2,654	2,996

Cash and cash equivalents, end of year	$2,074	$1,148	$2,654

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business — We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of December 30, 2012, there were 188 Famous Dave’s restaurants operating in 34 states and one Canadian province, including 53 company-owned restaurants and 135 franchise-operated restaurants. An additional 62 franchise restaurants were committed to be developed through signed area development agreements as of December 30, 2012.

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

Segment reporting — We have company-owned and franchise-operated restaurants in the United States and Canada, and operate within the single industry segment of foodservice. We make operating decisions on behalf of the Famous Dave’s brand which includes both company-owned and franchise-operated restaurants. In addition, all operating expenses are reported in total and are not allocated to franchising operations for either external or internal reporting.

Fiscal year — Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended December 30, 2012 (fiscal 2012), January 1, 2012 (fiscal 2011), and January 2, 2011 (fiscal 2010) all consisted of 52 weeks.

Unrestricted cash and cash equivalents — Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured at December 30, 2012 and January 1, 2012. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $236,000 and $18,000, at December 30, 2012 and January 1, 2012, respectively. In 2012, the increase in the allowance for doubtful accounts was primarily due to the receivable aging for two franchise partners. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

Inventories — Inventories consist principally of small wares and supplies, food and beverages, and retail goods, and are recorded at the lower of cost (first-in, first-out) or market.

Notes receivable — Notes receivable consist of receivables primarily related to our on-going business agreements with franchisees and we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts. We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees or licensees will be unable to make their required payments. Balances of notes receivable due within one year are included in the current portion of notes receivable while amounts due beyond one year are included in notes receivable less current portion. Notes receivable that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts. Interest income recorded on financing receivables has traditionally been immaterial. The fair value of notes receivable currently approximates their carrying value.

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

Liquor licenses — The Company has transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated balance sheets (see note 5) at December 30, 2012 and January 1, 2012. We annually review the liquor licenses for impairment and in fiscal 2012 and 2011, no impairment charges were recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Debt issuance costs — Debt issuance costs are amortized to interest expense over the term of the related financing. The carrying value of our deferred debt issuance costs, classified in other long-term assets, is approximately $221,000, and $180,000 respectively, net of accumulated amortization of $668,000 and $647,000, respectively, as of December 30, 2012 and January 1, 2012, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction overhead and capitalized interest — We capitalize construction overhead costs until the time a building is turned over to operations, which is approximately two weeks prior to opening. In fiscal 2012, 2011, 2010, we capitalized construction overhead costs of approximately $203,000, $196,000, and $126,000, respectively. In fiscal 2012, we capitalized interest costs of approximately $28,000. There were no capitalized interest costs in fiscal years 2011 and 2010. We depreciate and amortize construction overhead and capitalized interest over the same useful life as leasehold improvements.

Advertising costs — Advertising costs are charged to expense as incurred. Advertising costs were approximately $4.6 million, $4.7 million, and $4.2 million for fiscal years 2012, 2011, and 2010, respectively, and are included in operating expenses in the consolidated statements of operations.

Software implementation costs — We capitalize labor costs associated with the implementation of significant information technology infrastructure projects based on actual labor rates per person including benefits, for all the time spent in the implementation of software. In fiscal 2012 and 2010, we did not capitalize any software implementation costs. In 2011, we capitalized approximately $48,000.

Research and development costs — Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and Limited-Time Offering (“LTO”) items, recipe enhancements and documentation activities. Research and development costs were approximately $399,000, $342,000, and $346,000, for fiscal years 2012, 2011, and 2010, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses — All start-up and pre-opening costs are expensed as incurred. In fiscal 2012 and 2011, we had pre-opening expenses of approximately $474,000 and $412,000, respectively, related to two Company-owned restaurants. In fiscal 2010, we had pre-opening expenses of approximately $300,000 related to one Company-owned restaurant. Also, included in pre-opening expenses is pre-opening rent during the build-out period.

Lease accounting — We recognize lease expense on a straight-line basis for our operating leases over the entire lease term including lease renewal options and build-out periods where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. Rent expense recorded during the build-out period is reported as pre-opening expense. We account for construction allowances by recording a receivable when its collectability is considered probable, and relieve the receivable once the cash is obtained from the landlord for the construction allowance. Construction allowances are amortized as a credit to rent expense over the full term of the lease, including reasonably assured renewal options and build-out periods.

Recoverability of property, equipment and leasehold improvements, impairment charges, and exit and disposal costs — We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value, as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.

Exit or disposal activities, including restaurant closures, include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same caption as the original impairment within our consolidated statements of operations.

Asset retirement obligation — We recognize a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. The net ARO liability included in other long term liabilities in our consolidated balance sheets was $106,000 at December 30, 2012 and $102,000 at January 1, 2012.

Marketing fund and restricted cash — In fiscal 2004, we established a system-wide Marketing fund. Company-owned restaurants in addition to franchise-operated restaurants, that entered into franchise agreements with the Company after December 17, 2003, are required to contribute a percentage of net sales to the fund that is used for public relations and marketing development efforts throughout the system. These restaurants were required to contribute 1.00% and 0.75% of net sales to this fund during fiscal 2012 and 2011, respectively. In fiscal 2013, due to carryover amounts in the fund, the contribution will be 0.75% of net sales. The assets held by this fund are considered restricted and are in an interest bearing account. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets. As of December 30, 2012 and January 1, 2012, we had approximately $689,000 and $275,000 in this fund, respectively.

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

	Fiscal Year
(in thousands, except per share data)	2012	2011	2010
Net income per common share — basic:
Net income	$4,360	$5,562	$7,218
Weighted average shares outstanding	7,455	7,972	8,620
Net income per common share — basic	$0.58	$0.70	$0.84

Net income per common share — diluted:
Net income	$4,360	$5,562	$7,218
Weighted average shares outstanding	7,455	7,972	8,620
Dilutive impact of common stock equivalents outstanding	195	177	164

Adjusted weighted average shares outstanding	7,650	8,149	8,784
Net income per common share — diluted	$0.57	$0.68	$0.82

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 15,000, 25,500, and 158,640 options outstanding as of December 30, 2012, January 1, 2012, and January 2, 2011, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

Stock-based compensation — We recognize compensation cost for share-based awards granted to team members based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 10).

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) is classified as cash flows from financing activities. There were no stock options granted during fiscal years 2012, 2011, or 2010.

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

Franchise arrangements — Our franchise-related revenue consists of area development fees, initial franchise fees and continuing royalty payments. Our area development fee consists of a one-time, non-refundable payment equal to $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include, but are not limited to a meeting with Famous Dave’s Executive Team and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Our initial, non-refundable, franchise fee is typically $30,000 to $40,000 per restaurant, of which $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee of $25,000 to $35,000 is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). In 2013 after our Franchise Disclosure Document is filed, we will be adjusting our franchise fee to $45,000. During fiscal 2012, to incentivize growth, we reduced the initial franchise fee by 50% for any partner who signed a franchise agreement and opened a “Shack” style counter service restaurant for that restaurant. The franchise agreement represents a separate and distinct earnings process from the area development agreements. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

Because of the continuing difficult economic environment and scarcity of capital for development, we offered a reduced royalty rate for twelve months from date of opening for franchisees that opened restaurants during fiscal 2010. In fiscal 2011, we modified and extended this growth incentive program. The modification offered new and existing franchisees reduced levels of franchise royalties, based on a sliding scale, for new restaurants opened during 2011. All franchise restaurants opened in the first, second, and third quarters paid a reduced royalty of 2.5%, 3%, and 4%, respectively, from the date of opening through the remainder of 2011. Any openings in the fourth quarter and beyond were at the 5% royalty rate. In 2012, there were no reduced royalty rate programs, and there are currently no reduced royalty rate programs in fiscal 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Licensing and other revenue — We have a licensing agreement for our retail products, the initial term of which expires in April 2015 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue is recorded based on royalties earned by the Company in accordance with our agreement. Licensing revenue for fiscal years 2012, 2011, and 2010 was approximately $731,000, $702,000, and $595,000, respectively.

Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training, information technology setup and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2012, 2011, and 2010 was approximately $443,000, $282,000, and $272,000, respectively.

(2) INVENTORIES

Inventories consisted approximately of the following at:

(in thousands)	December 30, 2012	January 1, 2012
Small wares and supplies	$1,576	$1,571
Food and beverage	1,161	1,145
Retail goods	23	38

	$2,760	$2,754

(3) NOTES RECEIVABLE

Notes receivable consisted approximately of the following at:

(in thousands)	December 30, 2012	January 1, 2012
Old School BBQ, Inc. — monthly installments of approximately $5.7 including interest at 9.0%. This note was paid in full in November 2012. It was secured by property and equipment and guaranteed by the franchise owners.	—	60

Total notes receivable	—	60
Less: current maturities	—	(60)

Long-term portion of notes receivable	$—	$—

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net, consisted approximately of the following at:

(in thousands)	December 30, 2012	January 1, 2012
Land, buildings and improvements	$72,509	$70,980
Furniture, fixtures, and equipment	39,325	37,186
Décor	2,773	2,806
Construction in progress	787	274
Assets held for sale (See note 16)	—	1,200
Accumulated depreciation and amortization	(54,965)	(51,474)

Property, equipment and leasehold improvements, net	$60,429	$60,972

(5) INTANGIBLE ASSETS

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of beginning and ending amounts of intangible assets for the years ended January 1, 2012 and December 30, 2012, respectively, is presented in a table below:

	Remaining estimated useful life (years)	Original Cost	Additions	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non Current Portion
(in thousands)
Balance at January 1, 2012
Lease interest assets	28	$1,417	$—	$(88)	$1,329	$(48)	$1,281
Liquor licenses		1,560	—	—	1,560	—	1,560

Total		$2,977	$—	$(88)	$2,889	$(48)	$2,841

	Remaining estimated useful life (years)	Original Cost	Additions	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non Current Portion
(in thousands)
Balance at December 30, 2012
Lease interest assets	27	$1,417	$—	$(135)	$1,282	$(48)	$1,234
Liquor licenses		1,560	21	—	1,581	—	1,581

Total		$2,977	$21	$(135)	$2,863	$(48)	$2,815

(1)	The current portion of lease interest assets are located in prepaid expenses and other current assets.

(6) OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

(in thousands)	December 30, 2012	January 1, 2012
Gift cards payable	$1,863	$1,916
Other liabilities	1,112	1,196
Sales tax payable	803	863
Accrued property and equipment purchases	153	42
Deferred franchise fees	89	105
Income taxes payable	—	275

	$4,020	$4,397

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) OTHER LIABILITIES

Other liabilities consisted of the following at:

(in thousands)	December 30, 2012	January 1, 2012
Deferred rent	$6,785	$5,915
Other liabilities	147	193
Asset retirement obligations	101	102

	$7,033	$6,210

(8) CREDIT FACILITY AND DEBT COVENANTS, LONG-TERM DEBT, AND FINANCING LEASE OBLIGATIONS

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement was amended on November 1, 2012 and will expire on July 5, 2016, and contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million, and a term loan (the “Term Loan”).

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the Credit Agreement as the greater of the Federal Funds Rate (0.25% at December 30, 2012) plus 0.5% or Wells Fargo’s prime rate (3.25% at December 30, 2012). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.50% for Eurodollar Rate Loans and from 0.00% to 1.00% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 30, 2012, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average rate for the fiscal years ended December 30, 2012 and January 1, 2012 was 2.82% and 2.72%, respectively.

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

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At December 30, 2012 we had $13.6 million in borrowings under this Facility, and had approximately $620,000 in letters of credit for real estate locations. As of December 30, 2012, we were in compliance with all of our covenants after we obtained an amendment to our credit facility on March 14, 2013.

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

Our credit facility consisted of the following at:

(in thousands)	December 30, 2012	January 1, 2012
Credit facility — Wells Fargo — balloon payment of the outstanding balance due July 2016	$13,600	$11,000
Less: current maturities	—	—

Long-term credit facility net of current portion	$13,600	$11,000

Required principal payments under our credit facility are as follows:

(in thousands)
Fiscal Year
2013	$—
2014	—
2015	—
2016	13,600

Total	$13,600

Long-Term Debt

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for fiscal years ended December 30, 2012 and January 1, 2012 was 2.43% and 2.54%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted approximately of the following at:

(in thousands)	December 30, 2012	January 1, 2012
Notes Payable — Wells Fargo — monthly installments are approximately $57 until July 2016; at which time we have a balloon payment of approximately $3,003 including interest at an adjusted Eurodollar rate plus 225 basis points for an interest rate period of one, two, three, or six months; which is determined by the Company and is due July 2016, secured by the property and equipment	$5,383	$6,063
Less: current maturities	(680)	(680)

Long-term debt net of current maturities	$4,703	$5,383

Required principal payments on long-term debt are as follows:

(in thousands)
Fiscal Year
2013	$680
2014	680
2015	680
2016	3,343

Total	$5,383

Financing Lease Obligation

On March 31, 1999, the Company completed a $4.5 million financing obligation involving three existing restaurants as part of a sale/leaseback transaction. Under this financing, we are obligated to make monthly payments of $52,315 (which increases 4.04% every two years) for a minimum of 20 years. At the end of the 20 year lease term, we may extend the lease for up to two additional five year terms. We also have the option to purchase the leased restaurants on the 20th anniversary of the lease term and between the first and second five year option terms. The option purchase price is the greater of $4.5 million or the fair market value, as defined in the agreement, of the properties at the time the purchase option is exercised. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements, and are being depreciated over a 20 year term. In addition, as the monthly lease payments are made, the obligation will be reduced by the 20 year amortization table.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing lease obligations consisted of the following at:

(in thousands)	December 30, 2012	January 1, 2012
Financing lease — Spirit Financial — monthly installments of $52-$59 — including an interest rate of 9.63%, due in March 2019.	$4,068	$4,292
Less current maturities	(266)	(224)

Long-term financing lease net of current maturities	$3,802	$4,068

Required principal payments under our financing leases are as follows:

(in thousands)
Fiscal Year
2013	$266
2014	300
2015	351
2016	393
2017	454
Thereafter	2,304

Total	$4,068

(9) OPERATING LEASE OBLIGATIONS

We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 1 to 35 years, including lease renewal options. Fourteen of the leases require percentage rent between 3% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal years 2012, 2011, and 2010, including rent, common area maintenance costs, real estate taxes and percentage rent, were approximately $9.8 million, $9.5 million, and $8.8 million, respectively. Minimum rents were approximately $5.7 million, $5.6 million, and $5.3 million, for fiscal years 2012, 2011, and 2010, respectively. Percentage rent was approximately $87,000, $94,000, and $326,000 for fiscal years 2012, 2011, and 2010, respectively. Due to a lease amendment in 2010, one restaurant lease converted its rent payments from a percentage rent to a minimum rent structure, thus reducing percentage rent year over year.

In December of 2009, the Company sublet 2,100 square feet of its corporate office space until August 2013. Sublease income has reduced the future minimum lease payments. In 2012, 2011, and 2010, the Company recognized $34,000, $32,000, and $23,000, respectively, of sublease income which partially offset our total rent expense.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments (including reasonably assured renewal options) existing at December 30, 2012 were:

(in thousands)
Fiscal Year
2013	$6,000
2014	6,154
2015	6,251
2016	5,988
2017	6,036
Thereafter	114,540

Total operating lease obligations	144,969
Sublease income	(26)

Net operating lease obligations	$144,943

(10) PERFORMANCE SHARES, STOCK OPTIONS, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES

Stock-based Compensation

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 228,429 shares of our Company’s common stock remained unreserved and available for issuance at December 30, 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense in our consolidated statements of operations for the years ended 2012, 2011, and 2010, respectively, as follows:

	For the Years Ended
(in thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Performance Share Programs:
2008 Program	$—	$—	$101
2009 Program	—	235	244
2010 Program	153	343	380
2011 Program	343	469	—
2012 Program	464	—	—

Performance Shares	$960	$1,047	$725
Director Shares	94	76	231
Restricted Stock and
Restricted Stock Units	210	136	136

	$1,264	$1,259	$1,092

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

As of December 30, 2012, we had three performance share programs in progress. All of these performance share awards qualify for equity-based treatment. Accordingly, we recognize compensation cost for these share-based awards based on their fair value, which is the closing stock price at the date of grant over the requisite service period (i.e. fixed treatment). Participants in each performance share program are entitled to receive a specified number of shares of common stock (“Performance Shares”) based upon our achieving a specified percentage of the cumulative total of the earnings per share goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal”). In the second and third year of any performance share program, the estimated attainment percentage is based on the forecasted earnings per share for that program. For the 2010 program, which completed its vesting in 2012, the attainment percentage was 86.9%. The estimated attainment percentage for the 2011 program currently is 88.2%. For the 2012 program, and for the first year of any program, we estimate the attainment rate to be 100%. We have recorded compensation net of the estimated non-attainment rates. We will continue to evaluate the need to adjust the attainment percentages in future periods.

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

For each of the 2010 and 2011 programs in progress as of December 30, 2012, if the Company achieves at least 80% of the Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to 100%. The maximum share payout a recipient will be entitled to receive is 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met.

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

At December 30, 2012, the following performance share programs were in progress:

Award Date	Performance Share Program	Target No. of Performance Shares (Originally Granted)(1)	No. of Performance Shares (Outstanding at December 30, 2012)
1/4/2010	2010 Program	193,700	169,100	(2)
1/3/2011	2011 Program	129,900	117,700	(2)
1/2/2012	2012 Program	144,200	134,900	(2)

(1)	Assumes achievement of 100% of the applicable cumulative EPS goal.

(2)	Assumes an estimated payout equal to the forecasted achievement of the applicable cumulative EPS Goal, net of employee forfeitures.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors’ Compensation

We recognized Board of Directors’ Compensation expense in our consolidated statement of operations for the years ended 2012, 2011, and 2010, respectively, as follows:

(in thousands)	Fiscal Years
	2012	2011	2010
Stock-based compensation(1)(2)(3)	$94	$76	$231
Cash compensation	395	413	255

Total board of directors’ compensation	$489	$489	$486

(1)

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

(2)

On August 2, 2011, a one-time 15,000 share restricted stock award was granted to John F. Gilbert III, upon assuming his new position on the Board of Directors. The grant to Mr. Gilbert had a grant date fair value of $153,750 and will vest ratably over a period of five years beginning on the commencement date of his Board service.

(3)

On May 5, 2009, a total of 66,000 shares were issued to our Board of Directors on which date the closing price of our common stock was $6.72. On September 29, 2009, 5,000 shares were issued to Wallace B. Doolin on which the closing price of our common stock was $6.00. The total compensation cost of approximately $474,000 has been reflected in general and administrative expenses in our consolidated statements of operations for fiscal 2009 and fiscal 2010.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Options outstanding at January 3, 2010	351	$5.68
Exercised(1)	(104)	4.30

Options outstanding at January 2, 2011	247	6.27
Exercised(2)	(54)	4.79

Options outstanding at January 1, 2012	193	6.68
Canceled or expired	(11)	10.98
Exercised(3)	(80)	5.97

Options outstanding at December 30, 2012	102	$6.80

Options exercisable at January 2, 2011	247	$6.27

Options exercisable at January 1, 2012	193	$6.68

Options exercisable at December 30, 2012	102	$6.80

(1)	In 2010, option holders elected to forfeit approximately 11,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 93,000 shares.

(2)	In 2011, option holders elected to forfeit approximately 13,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 41,000 shares.

(3)	In 2012, option holders elected to forfeit approximately 46,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 34,000 shares.

The following table summarizes information about stock options outstanding at December 30, 2012:

(number outstanding and number exercisable in thousands)

Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted-average remaining contractual life in years	Weighted-average exercise price
$4.16 –$6.50	77	0.95	$ 5.99
$6.50 – $10.98	25	1.97	$ 9.28

	102	1.2	$ 6.80

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeds the exercise price of the option) exercised during fiscal 2012 was approximately $241,000. As of December 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was approximately $248,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

On October 8, 2012, John Gilbert III, was named Chief Executive Officer by the Company’s Board of Directors. Pursuant to the agreement governing Mr. Gilbert’s employment, the Company granted 150,000 shares of restricted stock having an aggregate grant date fair value of $1,465,500. These shares of restricted stock will vest in equal annual installments on each of the first five anniversaries of the grant date provided that Mr. Gilbert remains employed by the Company through the applicable vesting date. The compensation expense will be recognized under general and administrative expense in our consolidated statements of operations in equal quarterly installments commencing in the fourth quarter of fiscal 2012 and continuing through the applicable service period until the third quarter of fiscal 2017.

Restricted Stock Units

On October 8, 2012, the Company’s Board of Directors named Christopher O’Donnell President and Chief Operating Officer. Prior to his appointment, he was the President and Chief Executive Officer from September 11, 2008 until October 8, 2012. Pursuant to the agreement dated September 11, 2008, governing Mr. O’Donnell’s employment, the Company granted 50,000 restricted stock units having an aggregate grant date fair value of $454,000. These restricted stock units will vest in three equal installments on the three, four and five year anniversaries of the grant date provided that Mr. O’Donnell remains employed by the Company through the applicable vesting date, and will vest in its entirety upon a “change of control” as defined in the employment agreement. To the extent vested, Mr. O’Donnell will have the right to receive shares comprising the restricted stock units upon a termination of his employment that is a “separation from service” (as determined by Section 409A of the Internal Revenue Code of 1986, as amended), at which point the restricted stock units will become issued and outstanding shares. If Mr. O’Donnell is a “specified employee” (as determined under Section 409A) as of the date of his separation from service, the issuance of shares will occur six months following such separation from service (or, if earlier, upon his death). The compensation expense for this grant is being recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations through the applicable service period which expires in the third quarter of fiscal 2013.

In addition, on September 11, 2008, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. This grant is subject to the same terms and conditions as Mr. O’Donnell’s grant.

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

On November 4, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of May 1, 2012 we repurchased all of the shares under this program for approximately $8.8 million at an average market price per share of $9.91, excluding commissions.

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of December 30, 2012, we repurchased 323,862 shares under this program for approximately $9.8 million at an average market price per share of $10.49, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible team members the option to purchase Common Stock (total purchases in a year may not exceed 10% of a team member’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. For the year ended December 30, 2012 and January 1, 2012, there were approximately 4,725 shares and 5,230 shares purchased, respectively, with a weighted average fair value of $10.51 and $9.41, respectively. For the fiscal years ended December 30, 2012 and January 1, 2012, the Company did not recognize any expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

(11) RETIREMENT SAVINGS PLANS

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2012, 2011, and 2010 we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Team member contributions were approximately $618,000, $564,000, and $538,000, for fiscal 2012, 2011, and 2010, respectively. The employer match was $89,000, $86,000, and $84,000 for fiscal 2012, 2011, and 2010, respectively. There were no discretionary contributions to the plan in fiscal 2012. There were approximately $11,000 in discretionary contributions to the Plan during fiscal 2011 and 2010.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those team members who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2012, 2011, and 2010, we matched 25% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

For fiscal years ended December 30, 2012 and January 1, 2012, eligible participants contributed approximately $144,000 and $134,000 to the Plan and the Company provided matching funds and interest of approximately $76,000 and $66,000, net of distributions of approximately $65,000 and $40,000, respectively. The distributions were due to executive departures and required distributions in accordance with our Plan. The outstanding deferred compensation balance at December 30, 2012 and January 1, 2012, was approximately $878,000 and $723,000, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) INCOME TAXES

The following table summarizes the income tax expense for the last three fiscal years:

	Fiscal Year
(in thousands)	2012	2011	2010
Current:
Federal	$(695)	$(1,644)	$(2,134)
State	(375)	(461)	(501)

	(1,070)	(2,105)	(2,635)

Deferred:
Federal	268	(742)	(1,137)
State	(3)	83	(24)

	265	(659)	(1,161)

Total income tax expense	$(805)	$(2,764)	$(3,796)

The impact of uncertain tax positions taken or expected to be taken on income tax returns must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively, is presented in the table below:

(in thousands)
Balance at January 3, 2010	$55
Increases attributable to tax positions taken during prior periods	734
Decreases due to lapses of statutes of limitations	(19)

Balance at January 2, 2011	770
Increases attributable to tax positions taken during prior periods	34
Audit settlements	(754)
Decreases due to lapses of statutes of limitations	(43)

Balance at January 1, 2012	7
Increases attributable to tax positions taken during prior periods	21
Decreases due to lapses of statutes of limitations	(7)

Balance at December 30, 2012	$21

At December 30, 2012, January 1, 2012, and January 2, 2011 the Company had unrecognized tax benefits that had an effect on the annual effective tax rate of $21,000, $7,000, and $77,000, respectively, which if recognized, would affect the annual effective rate. In fiscal year 2012, the amount of unrecognized tax benefits increased due to additional federal and state reserves, and decreased due to the passing of the federal statute. In fiscal year 2011, the amount of

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrecognized tax benefits decreased due to the final settlement of a federal audit. For fiscal 2010, the difference between the amounts affecting the annual effective rate and the balance on January 2, 2011 related to the unrecognized deferred tax benefits related to federal and state income taxes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $11,000 on a gross basis at December 30, 2012 and January 1, 2012. There was no expense for interest and penalties related to uncertain tax positions recognized in the consolidated statements of operations in fiscal 2012. In fiscal 2011, there was $24,000 in interest and penalties related to uncertain tax positions recognized in the consolidated statements of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 30, 2012, the Company was no longer subject to income tax examinations for taxable years before 2009 in the case of U.S. federal and taxable years generally before 2008 in the case of state taxing authorities.

Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal years 2012 and 2011, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by assessing the available positive and negative evidence surrounding its recoverability.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 30, 2012, the realization of the deferred tax asset is more likely than not based on our taxable income for fiscal 2012 and fiscal 2011 and based on the expectation that our Company will generate the necessary taxable income in future years. However, there is a portion of the state net operating loss carry forward and state tax credit carry forward, for which the Company has created a valuation allowance listed in the table below.

(in thousands)	December 30, 2012	January 1, 2012
Deferred tax asset:
Deferred rent	$2,466	$2,286
State net operating loss carry-forwards	1,784	1,575
Accrued and deferred compensation	1,484	1,389
Tax credit carryover	365	15
Deferred revenue	289	152
Lease reserve	113	174
Intangible property basis difference	96	167
Other	89	7
Accrued expenses	45	172
Inventories	32	—

Total deferred tax asset	$6,763	$5,937

Deferred tax liability:
Property and equipment basis difference	$(4,601)	$(4,188)
Inventories	(574)	(578)
Prepaid expenses	(281)	(346)
Accrued expenses	(144)	—
Financing lease obligations	—	(135)

Total deferred tax liability	$(5,600)	$(5,247)

Net deferred tax assets	1,163	690
Valuation allowance	(1,798)	(1,590)

Total net deferred tax liability	$(635)	$(900)

In 2012, we had cumulative net operating loss carry-forwards for tax reporting purposes of approximately $38.5 million for state purposes, which if not used, will begin to expire in fiscal 2020. This amount may be adjusted when we file our fiscal 2012 income tax returns in 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2012, we realized the benefit from the cumulative impact of tax credits for employee reported tips for the current year as well as four previous tax years that were amended, or in the case of fiscal 2011, initially filed. This resulted from a more precise calculation methodology for this tax credit, and will continue to benefit us in the future. Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2012	2011	2010
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.0	3.6	3.6
Tax effect of permanent differences — meals and entertainment	0.9	0.5	0.3
Tax effect of permanent differences — Tip Credit(1)	5.7	2.1	1.7
Tax effect of permanent differences — Other(2)	(1.1)	(0.1)	(0.2)
Tax effect of general business credits	(16.9)	(6.7)	(5.4)
Uncertain tax positions	0.2	—	0.6
Other(3)	(11.2)	(0.2)	(0.1)

Effective tax rate	15.6%	33.2%	34.5%

(1)	Increase attributable to the larger add-back of employment tax credits due to increased credit.

(2)	The decrease is attributable to a greater impact of additional deductions based on lower than expected pre-tax income.

(3)

The decrease in the effective income tax rate, year over year, was primarily attributable to an increase in the impact of employment tax credits for tipped employees for the previous open tax years. The Company amended certain tax returns to capture the additional credit during the third and fourth quarters of fiscal 2012. The impact was treated discretely in the periods the amended returns were filed.

(13) SUPPLEMENTAL CASH FLOWS INFORMATION

	For the Fiscal Year Ended
(in thousands)	2012	2011	2010
Cash paid for interest	$987	$1,057	$961
Cash paid for taxes	$1,554	$2,392	$1,819
Non-cash investing and financing activities:
Reclassification of additional paid-in-capital to payroll taxes payable for performance shares issued	$1,189	$82	$68
Accrued property and equipment purchases	$(111)	$18	$240
Redemption of note receivable due to the acquisition of franchise restaurants	$—	$—	$613

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) SELECTED QUARTERLY DATA (UNAUDITED)

The following represents selected quarterly financial information for fiscal years 2012 and 2011 (in thousands except per-share data).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$37,493	$37,090	$41,319	$41,290	$39,921	$38,927	$36,255	$37,504
Income from operations	$1,493	$2,055	$3,184	$3,921	$739	$2,642	$797	$778
Net income	$817	$1,182	$1,948	$2,401	$845	$1,565	$750	$414
Basic net income per common share	$0.11	$0.15	$0.26	$0.30	$0.12	$0.20	$0.10	$0.05
Diluted net income per common share	$0.11	$0.14	$0.25	$0.29	$0.11	$0.19	$0.10	$0.05

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) ASSET IMPAIRMENT AND ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS

Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of impairment for fiscal 2012, fiscal 2011, and fiscal 2010.

2012 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$289
Vernon Hills, IL	Lease reserve(2)	77
Various	Other	4

Total for 2012		$370

(1)	The Company incurred various costs for closed restaurants primarily related to its Tulsa, OK, Vernon Hills, IL, and Yorktown, IL restaurants which closed in 2012.

(2)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, equal to zero.

2011 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$17
Gaithersburg, MD	Asset impairment(2)	148
Calhoun, MN	Asset impairment(3)	144
Tulsa, OK	Asset impairment(4)	198
Various	Other	6

Total for 2011		$513

(1)	The Company incurred various costs for previously closed restaurants, net of a recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.

(2)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant which we expect to relocate within its existing market in the third quarter of 2013.

(3)	Based on the Company’s assessment of expected cash flows for this restaurant over the remainder of its respective lease term, an asset impairment charge was recorded.

(4)

In fiscal 2011, the Company entered into a purchase agreement for the sale of its Tulsa, OK restaurant for approximately $1.2 million. These assets had a net book value of approximately $1.4 million and were accounted for as held for sale and an impairment charge was recorded since the net book value of the assets exceeded the sale price. On March 2, 2012, these assets were sold (See note 17).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurant	Reason	Amount
Various	Costs for closed restaurants(1)	$68
Palatine, IL	Lease reserve(2)	88
Atlanta	Gain on lease terminations(3)	(84)
Various	Other	2

Total for 2010		$74

(1)	The Company incurred costs for closed restaurants which primarily related to its Palatine, IL restaurant which was closed in 2010.

(2)	The lease reserve equals the net present value of the remaining lease obligations for the Palatine, IL restaurant, net of expected sublease income, equal to zero.

(3)

During 2010, the Company negotiated a lease buyout for its Marietta, GA location. Total termination fees were approximately $506,000 less lease reserve of approximately $590,000 for a net gain of approximately $84,000.

Below reflects the change in our reserve for lease termination costs for fiscal 2012 and 2011:

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended January 1, 2012
Reserve for lease termination costs	$87.7	—	(87.7)	$—

Year ended December 30, 2012
Reserve for lease termination costs	$—	85.7	(85.7)	$—

These amounts were recorded in other current liabilities or other liabilities depending on when we expected the amounts to be paid.

(17) FAIR VALUE MEASUREMENTS

Non-Financial Assets Measured on a Non-Recurring Basis

There were no impairment charges recorded that required a determination of fair value in 2012. In the first quarter of fiscal 2011, an impairment charge was recorded for approximately $148,000 for a restaurant that the Company expects to relocate within its existing market in the third quarter of 2013. This restaurant had a carrying value of approximately $327,000. We determined fair value based on projected discounted future operating cash flows of the restaurant over its remaining service life using a discount rate that is commensurate with the risk inherent in our current business model, which reflects our own judgment. The fair value of approximately $179,000 was determined by using significant unobservable inputs (Level 3).

In the fourth quarter of fiscal 2011, an impairment charge was recorded for approximately $198,000 for a restaurant that the Company sold in March 2012. This restaurant had a carrying value of approximately $1.2 million. The fair value of approximately $1.4 million was determined by using the sales price in the purchase agreement (Level 3).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) SUBSEQUENT EVENTS

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the financial statements except as noted below.

On March 14, 2013, the Company and certain of its subsidiaries (collectively known as the “Borrower”) executed the Third Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association. This amendment changed how the Company calculates the covenant for the maximum royalty receivable aged past 30 days for the fourth quarter of fiscal 2012 and future periods. The amendment is attached as exhibit 10.11.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended January 2, 2011:
Allowance for doubtful accounts	$67.4	$50.9	$(38.7)	$79.6
Reserve for lease termination costs	$589.0	$89.2	$(590.5)	$87.7
Reserve for corporate severance	$—	$81.3	$(71.1)	$10.2

Year ended January 1, 2012:
Allowance for doubtful accounts	$79.6	$54.8	$(116.8)	$17.6
Reserve for lease termination costs	$87.7	$—	$(87.7)	$—
Reserve for corporate severance	$10.2	$27.3	$(37.5)	$—

Year ended December 30, 2012:
Allowance for doubtful accounts	$17.6	$306.7	$(88.0)	$236.3
Reserve for lease termination costs	$—	$85.7	$(85.7)	$—
Reserve for corporate severance	$—	$133.0	$(12.8)	$120.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: March 15, 2013	By:	/s/ John F. Gilbert
John F. Gilbert
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2013 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/ John F. Gilbert	Chief Executive Officer and Director
John F. Gilbert

/s/ Christopher O’Donnell	President and Chief Operating Officer and Director
Christopher O’Donnell

/s/ Dean A. Riesen	Director
Dean A. Riesen

/s/ Wallace B. Doolin	Director
Wallace B. Doolin

/s/ Lisa A. Kro	Director
Lisa A. Kro

/s/ Richard L. Monfort	Director
Richard L. Monfort

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2	Amendment to Articles of Incorporation dated May 31, 1996, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2/A (File No. 333-10675) filed with the Securities and Exchange Commission on October 1, 1996

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Form 10-Q filed May 11, 2012

10.1	Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	1995 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2002

10.3	Amendment to 1995 Employee Stock Option and Compensation Plan, effective November 7, 2006, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2006

10.4	1997 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.5	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.6	Amended and Restated 2005 Stock Incentive Plan (as amended through January 21, 2013)

10.7	Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 4, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 9, 2010

10.8	Letter amendment dated February 1, 2011, to the Second Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.11 to Form 10-K filed March 18, 2011

10.9	First Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 5, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2011

10.10	Second Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated November 1, 2012, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 2, 2012

10.11	Third Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 14, 2013

10.12	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2008

10.13	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008

EXHIBITS

Exhibit No.	Description

10.14	Form of Severance Agreement dated January 4, 2008, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibit 10.1 for Form 8-K filed January, 8, 2008

10.15	Form 2010-2012 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 6, 2010

10.16	Form 2011-2013 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 5, 2011

10.17	Form of 2012 – 2014 Performance Share Agreement incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2012

10.18	Schedule of Grants made under Form of 2012 – 2014 Performance Share Agreement, incorporated by reference to Exhibit 10.20 to Form 10-K filed March 16, 2012

10.19	Form 2013 – 2015 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 8, 2013

10.20	Form 2013 – 2015 Performance Stock Unit Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.3 and 10.4 to Form 8-K filed January 8, 2013

10.21	Form of Director Stock Grant, incorporated by reference to Exhibit 10.3 to Form 8-K filed February 21, 2008

10.22	Restricted Stock Unit Agreement, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibits 10.1 and 10.2, to Form 8-K filed September 17, 2008

10.23	Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Lisa A. Kro, incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 7, 2009

10.24	Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Wallace B. Doolin, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 5, 2009

10.25	Restricted Stock Agreement dated August 2, 2011, between Famous Dave’s of America, Inc. and John Gilbert, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2011

10.26	Employment Offer Letter dated October 8, 2012, between Famous Dave’s of America, Inc. and John Gilbert, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 9, 2012

10.27	Confidentiality and Noncompetition Agreement dated October 8, 2012, between Famous Dave’s of America, Inc. and John Gilbert, incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 9, 2012

10.28	Restricted Stock Agreement dated October 8, 2012, between Famous Dave’s of America, Inc. and John Gilbert, incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 9, 2012

10.29	Nomination Agreement dated March 1, 2013 by and among the persons and entities listed on Schedule A thereto, Famous Dave’s of America, Inc., and Patrick Walsh, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 4, 2013

21.0	Subsidiaries of Famous Dave’s of America, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBITS

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document