Form 10-Q
period 2013-03-31
FAMOUS DAVES OF AMERICA INC
filed 2013-05-10
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 6, 2013, 7,625,573 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 30, 2012

(in thousands, except share and per share data)

	March 31, 2013 (Unaudited)	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,006	$2,074
Restricted cash	709	689
Accounts receivable, net	2,769	3,427
Inventories	2,724	2,760
Deferred tax asset	596	596
Prepaid expenses and other current assets	3,451	2,800

Total current assets	12,255	12,346
Property, equipment and leasehold improvements, net	59,471	60,429
Other assets:
Intangible assets, net	3,032	2,815
Other assets	597	663

	$75,355	$76,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$959	$946
Accounts payable	6,460	3,640
Accrued compensation and benefits	2,876	3,511
Other current liabilities	3,666	4,020

Total current liabilities	13,961	12,117
Long-term liabilities:
Line of credit	10,500	13,600
Long-term debt, less current portion	4,533	4,703
Financing lease obligation, less current portion	3,729	3,802
Deferred tax liability	1,338	1,231
Other liabilities	7,287	7,033

Total liabilities	41,348	42,486

Shareholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized, 7,610,000 and 7,514,000 shares issued and outstanding at March 31, 2013 and December 30, 2012, respectively	73	73
Additional paid-in capital	1,366	1,188
Retained earnings	32,568	32,506

Total shareholders’ equity	34,007	33,767

	$75,355	$76,253

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

MARCH 31, 2013 AND APRIL 1, 2012

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2013	2012
Revenue:
Restaurant sales, net	$32,280	$32,696
Franchise royalty revenue	4,092	4,378
Franchise fee revenue	44	170
Licensing and other revenue	184	249

Total revenue	36,600	37,493

Costs and expenses:
Food and beverage costs	9,958	10,161
Labor and benefits costs	10,757	10,871
Operating expenses	8,982	8,926
Depreciation and amortization	1,541	1,454
General and administrative expenses	5,019	4,472
Asset impairment and estimated lease termination and other closing costs	(12)	92
Pre-opening expenses	6	18
Net loss on disposal of property	1	6

Total costs and expenses	36,252	36,000

Income from operations	348	1,493

Other expense:
Interest expense	(285)	(264)
Interest income	4	2
Other income, net	18	8

Total other expense	(263)	(254)

Income before income taxes	85	1,239
Income tax expense	(23)	(422)

Net income	$62	$817

Basic net income per common share	$0.01	$0.11

Diluted net income per common share	$0.01	$0.11

Weighted average common shares outstanding basic	7,370	7,636

Weighted average common shares outstanding diluted	7,648	7,747

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARCH 31, 2013 AND APRIL 1, 2012

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2013	2012
Cash flows from operating activities:
Net income	$62	$817
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,541	1,454
Asset impairment and estimated lease termination and other closing costs	(12)	92
Net loss on disposal of property	1	6
Amortization of deferred financing costs	15	14
Deferred income taxes	107	—
Deferred rent	188	244
Stock-based compensation	465	370
Tax benefit for equity awards issued	354	901
Changes in operating assets and liabilities:
Restricted cash	(20)	(405)
Accounts receivable, net	817	395
Inventories	36	60
Prepaid expenses and other current assets	(650)	(1,518)
Deposits	—	11
Accounts payable	2,790	1,821
Accrued compensation and benefits	(1,277)	(3,121)
Other current liabilities	(492)	(1,136)
Long-term deferred compensation	8	(38)

Cash flows provided by (used for) operating activities	3,933	(33)
Cash flows from investing activities:
Proceeds from the sale of restaurant assets	—	1,200
Purchases of property, equipment and leasehold improvements	(739)	(785)
Purchases of intangible assets	(229)	—
Payments received on notes receivable	—	16

Cash flows (used for) provided by investing activities	(968)	431
Cash flows from financing activities:
Proceeds from draws on line of credit	5,300	8,400
Payments on line of credit	(8,400)	(7,400)
Payments for debt issuance costs	(58)	—
Payments on long-term debt and financing lease obligation	(229)	(224)
Proceeds from exercise of stock options	—	34
Tax benefit for equity awards issued	354	901
Repurchase of common stock	—	(1,530)

Cash flows (used for) provided by financing activities	(3,033)	181

(Decrease) increase in cash and cash equivalents	(68)	579
Cash and cash equivalents, beginning of period	2,074	1,148

Cash and cash equivalents, end of period	$2,006	$1,727

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of March 31, 2013, there were 187 Famous Dave’s restaurants operating in 34 states and 1 Canadian province, including 53 company-owned restaurants and 134 franchise-operated restaurants. An additional 68 franchise restaurants were committed to be developed through signed area development agreements as of March 31, 2013.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of March 31, 2013 and December 30, 2012 and for the three month periods ended March 31, 2013 and April 1, 2012. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2012 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended
(in thousands, except per share data)	March 31, 2013	April 1, 2012
Net income per common share – basic:
Net income	$62	$817
Weighted average shares outstanding	7,370	7,636
Net income per common share – basic	$0.01	$0.11

Net income per common share – diluted:
Net income	$62	$817
Weighted average shares outstanding	7,370	7,636
Dilutive impact of common stock equivalents outstanding	278	111

Adjusted weighted average shares outstanding	7,648	7,747
Net income per common share – diluted	$0.01	$0.11

There were 15,000 stock options outstanding as of March 31, 2013 that were not included in the computation of diluted EPS because they were anti-dilutive. All options outstanding as of April 1, 2012 were included in the computation of diluted EPS.

(3) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $156,000 and $236,000, at March 31, 2013 and December 30, 2012, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

(4) Public Relations and Marketing Development Fund and Restricted Cash

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants contribute a percentage of net sales, currently 0.75%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of March 31, 2013 and December 30, 2012. We had approximately $709,000 and $689,000, in this fund, as of March 31, 2013 and December 30, 2012, respectively.

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

A reconciliation of beginning and ending amounts of intangible assets at March 31, 2013 and December 30, 2012, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion	Non Current Portion
Balance at December 30, 2012
Lease interest assets	27.1	$1,417	$(135)	$1,282	$(48)	$1,234
Liquor licenses(1)		1,581	—	1,581	—	1,581

Total		$2,998	$(135)	$2,863	$(48)	$2,815

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion	Non Current Portion
Balance at March 31, 2013
Lease interest assets	26.8	$1,417	$(147)	$1,270	$(48)	$1,222
Liquor licenses(1)		1,810	—	1,810	—	1,810

Total		$3,227	$(147)	$3,080	$(48)	$3,032

(1)

The company purchased a liquor license for a new company-owned restaurant, anticipated to open the fourth quarter of fiscal 2013, for a total of $250,000: $21,000 was recorded in fiscal 2012 and $229,000 was recorded in the first quarter of fiscal 2013.

Amortization of the lease interest assets is expected to be approximately $48,000 per year, for each of the next five years.

(6) Credit Facility, Long-Term Debt and Debt Covenants

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At March 31, 2013, the principal amount outstanding under the Facility and the Term Loan was $10.5 million and $5.2 million, respectively, along with approximately $620,000 in letters of credit for real estate

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the three months ended March 31, 2013 and April 1, 2012, our weighted average interest rate for the Facility was 3.09% and 2.74%, respectively. Unused portions of the Facility are subject to a fee which was 0.375% of the unused amount at March 31, 2013. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the three months ended March 31, 2013 and April 1, 2012 was 2.75% and 2.31%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2012. We were in compliance with all covenants as of March 31, 2013.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	March 31, 2013	December 30, 2012
Gift cards payable	$1,483	$1,863
Other liabilities	1,261	1,112
Sales tax payable	795	803
Deferred franchise fees	115	89
Accrued property and equipment purchases	12	153

	$3,666	$4,020

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	March 31, 2013	December 30, 2012
Deferred rent	$6,964	$6,785
Other liabilities	152	147
Asset retirement obligations	101	101
Deferred franchise fees	70	—

	$7,287	$7,033

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the 2005 Plan, an aggregate of 34,819 shares of our Company’s common stock remained unreserved and available for issuance at March 31, 2013.

We recognized stock-based compensation expense in our consolidated statements of operations for the three months ended March 31, 2013 and April 1, 2012, respectively, as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
2010 Program(1)	$—	$79
2011 Program(1)	68	109
2012 Program(1)	115	124
2013 Program(2)	165	—

Performance Shares and Performance Stock Units	$348	$312
Restricted Stock and Restricted Stock Units	111	34
Director Shares	24	24

	$483	$370

(1)	The 2010, 2011 and 2012 Program’s consisted entirely of performance shares.
(2)	The 2013 Program’s stock-based compensation reflected $147,000 related to performance shares and $18,000 related to performance stock units.

Performance Shares and Performance Stock Units

During the first quarter of fiscal 2013, we issued 146,910 shares upon satisfaction of conditions under the 2010 performance share program, representing the achievement of approximately 86.9% of the target payout for this program. Recipients elected to forfeit 59,801 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 87,099 shares.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fiscal 2010, 2011 and 2012, performance, under the Company’s performance share programs, was measured by comparing actual earnings per share to a target earnings per share amount. For fiscal 2013, the Compensation Committee of the Board of Directors has elected to replace earnings per share with Adjusted EBITDA as the metric by which to measure performance. For these purposes, “Adjusted EBITDA” is defined as income from operations of the Company, plus depreciation, and amortization, non-cash adjustments (such as asset impairment, lease termination and other closing costs) and other non-cash items as approved by the Company’s Compensation Committee and subject to adjustment by the Compensation Committee in its sole discretion for non-recurring items.

We recognize compensation cost for performance share awards over the requisite service period (i.e. fixed treatment) based on their fair value, which is the closing stock price at the date of grant. Participants in each performance share program are entitled to receive a specified number of shares of our common stock (“Performance Shares”) based upon our achieving a specified percentage of the cumulative total of the earnings per share or Adjusted EBITDA goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal” or “Cumulative Adjusted EBITDA Goal”).

We recognize compensation cost for performance stock unit awards over the requisite service period based on their initial fair value, which is the closing stock price at the date of grant. This award is adjusted to fair value based on the closing stock price at the end of each fiscal quarter. Participants in each performance stock unit award are entitled to receive a specified cash payout based on a number of our stock units awarded (“Performance Stock Unit”) and based upon our achieving a specified percentage of the cumulative total of Adjusted EBITDA goals established by our compensation committee for each fiscal year within a three-year performance period (the “Cumulative Adjusted EBITDA”).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2013, the following performance share programs were in progress:

Award Date	Program		Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)	Target No. of Performance Shares and Performance Stock Units (Outstanding at March 31, 2013)(3)		Minimum Cumulative Earnings Goal		Maximum Payout (as a percent of target number)
1/3/2011	2011 Program	(2)	129,900	97,525	(4)	80.0%		100.0%
1/2/2012	2012 Program		144,200	134,400		*	(5)	110.0%
1/8/2013	2013 Program	(6)	205,450	205,450		*	(7)	100.0%

(1)	Assumes achievement of 100% of the applicable Cumulative EPS or Adjusted EBITDA Goal.
(2)

If the Company achieves the minimum Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to the maximum payout. The maximum share payout a recipient will be entitled to receive under this program will be 100% of the “Target” number of Performance Shares granted if the Cumulative EPS Goal is met or exceeded.

(3)	Net of employee forfeitures.
(4)	Assumes an estimated payout equal to the forecasted achievement of 82.9% of the applicable Cumulative EPS Goal.
(5)

The participants’ rights to receive Performance Shares will be contingent on the Company achieving cumulative earnings per share for fiscal 2012-2014 equal to at least the sum of the amounts achieved by the Company during fiscal 2011-2013 (as adjusted by the Compensation Committee, if applicable). If the Company achieves this threshold, then participants will be entitled to receive a percentage of their “Target” number of Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company, up to 100%. If the Company achieves more than 100% of the Cumulative EPS Goal, then participants will be entitled to receive 100% of their “Target” number of Performance Shares, plus an additional percentage equal to twice the incremental percentage increase in the Cumulative EPS Goal achieved over 100% (e.g., if the Company achieves 103% of the Cumulative EPS Goal, then participants will be entitled to receive 106% of their “Target” number of Performance Shares); provided that the maximum payout under the fiscal 2012 program is capped at 110% of the “Target” number of Performance Shares.

(6)	This program includes 185,405 performance shares and 20,045 performance stock units.
(7)

The participants’ rights to receive Performance Shares or Performance Stock Units will be contingent on the Company achieving the cumulative Adjusted EBITDA goal for fiscal 2013-2015 equal to at least the sum of the amounts achieved by the Company during fiscal 2012-2014 (as adjusted by the Compensation Committee, if applicable). If the Company achieves this threshold, then participants will be entitled to receive a percentage of their “Target” number of Performance Shares and Performance Stock Units equal to the percentage of the Adjusted EBITDA Goal achieved by the Company, up to 100%.

Board of Directors’ Compensation

We recognized Board of Directors’ compensation expense in our consolidated statement of operations for the three months ended March 31, 2013 and April 1, 2012, respectively, as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,	April 1,
(in thousands)	2013	2012
Stock-based compensation(1)(2)	$24	$24
Cash compensation	82	102

Total board of directors’ compensation	$106	$126

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

(2)

On August 2, 2011, a one-time 15,000 share restricted stock award was granted to John F. Gilbert III, upon joining the board of directors. The grant to Mr. Gilbert had a grant date fair value of $153,750 and will vest ratably over a period of five years which began on the commencement date of his board service.

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

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding at December 30, 2012	102	$6.79
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 31, 2013	102	$6.79

Options Exercisable at March 31, 2013	102	$6.79

Common Share Repurchases

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. We did not repurchase any shares during the first three months of fiscal 2013. Since the program was adopted May 2012, we have repurchased 323,862 shares for approximately $3.4 million at an average market price per share of $10.49, excluding commissions.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase Common Stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. There

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were approximately 1,149 and 1,228 shares purchased with a fair value per share of $11.03 and $11.57, during the first quarter of 2013 and first quarter of 2012, respectively. The Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2013, we will match 25.0%, and in fiscal 2012, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $135,000 and $169,000 for the first quarter of fiscal years 2013 and 2012, respectively. The employer match was approximately $23,000 and $24,000 for the first quarter of fiscal years 2013 and 2012, respectively. There were no discretionary contributions to the Plan in the first quarter of fiscal 2013 and 2012.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan administrator, and the regulations promulgated by the IRS. During fiscal 2013, we will match 25.0%, and in fiscal 2012, we matched 25.0%, of the first 4.0% contributed and are paying a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

For the quarter ended March 31, 2013 and April 1, 2012, eligible participants contributed approximately $35,000 and $47,000, respectively, to the Plan, and the Company provided matching funds and interest of approximately $18,000 and $19,000, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the first quarter of fiscal 2013 and fiscal 2012.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended March 31, 2013
Various	Costs for closed restaurants(1)	$(12)

(1)	The Company incurred various costs for closed restaurants which were more than offset by a common area maintenance refund from its Palatine, IL restaurant which was closed in fiscal 2010.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended April 1, 2012
Tulsa, OK	Costs for closed restaurants(1)	$92

(1)	The Company incurred various costs for the closure of the Tulsa, OK restaurant.

(12) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement framework establishes a three-tier hierarchy. The three levels, in order of priority, are as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Level 1 measurements are determined by observable inputs which include data sources and market prices available and visible outside of the entity.

Level 2:	Observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly.

Level 3:	Inputs that are used to estimate the fair value of the asset or liability. Level 3 measurements are determined by unobservable inputs which include data and analyses developed within the entity to assess the fair value.

Transfers in and out of Levels will be based on our judgment of the availability of unadjusted quoted prices in active markets, other observable inputs, and non-observable inputs.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table (in thousands) summarizes the performance stock units measured at fair value in our consolidated balance sheet as of March 31, 2013 and December 30, 2012:

	Level 1	Level 2	Level 3	Total

Balance at December 30, 2012
Liabilities
Performance Stock Units	$—	—	—	$—

Balance at March 31, 2013
Liabilities
Performance Stock Units	$18	—	—	$18

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet.

(13) Supplemental Cash Flow Information

	Three Months Ended
	March 31,	April 1,
(in thousands)	2013	2012
Cash paid for interest	$299	$239
Cash paid for taxes	$25	$316
Non-cash investing and financing activities:
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$641	$1,189
Accrued property and equipment purchases	$141	$10

(14) Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the financial statements except as noted below.

On April 30, 2013, Patrick Walsh was elected to the Company’s Board of Directors. Upon his election, he was granted 13,575 shares of restricted stock with a grant date fair value of $150,000, which will vest ratably in annual installments over a period of five years.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of March 31, 2013, there were 187 Famous Dave’s restaurants operating in 34 states and 1 Canadian province, including 53 company-owned restaurants and 134 franchise-operated restaurants. An additional 68 franchise restaurants were in various stages of development as of March 31, 2013.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 29, 2013 (fiscal 2013) and December 30, 2012 (fiscal 2012) are both 52 week fiscal years.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes; area development fees, initial franchise fees, and continuing royalty payments. Currently, our domestic area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include, but are not limited, to conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended
	March 31,	April 1,
	2013	2012
Food and beverage costs(1)	30.8%	31.1%
Labor and benefits(1)	33.3%	33.2%
Operating expenses(1)	27.8%	27.3%
Depreciation & amortization (restaurant level)(1)	4.3%	4.0%
Depreciation & amortization (corporate level)(2)	0.4%	0.4%
General and administrative(2)	13.7%	11.9%
Asset impairment and estimated lease termination and other closing costs(1)	—	0.3%
Pre-opening expenses and net loss on disposal of equipment(1)	—	0.1%
Total costs and expenses(2)	99.0%	96.0%
Income from operations(2)	1.0%	4.0%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Results of Operations – Three months ended March 31, 2013 compared to three months ended April 1, 2012.

Total Revenue

Total revenue of approximately $36.6 million for the first quarter of fiscal 2013 decreased approximately $893,000, or 2.4%, from total revenue of $37.5 million in the comparable quarter of fiscal 2012.

Restaurant Sales, net

Restaurant sales were approximately $32.3 million for the first quarter of fiscal 2013 compared to approximately $32.7 million for the same period in fiscal 2012. During the first quarter, company-owned restaurant sales declined year-over-year, by approximately 1.3%, primarily reflecting a 1.8% comparable sales decrease stemming from adverse weather and macro-economic conditions that negatively impacted consumers. Additionally, sales were unfavorably impacted by the shift of Easter from the second quarter of fiscal 2012 to the first quarter of fiscal 2013. These decreases were partially offset by a weighted average price increase of approximately 1.5%. On a weighted basis, Dine-In sales decreased by 3.5%, which was partially offset by increases in To Go and catering sales of 1.3% and 0.4%, respectively. Off-premise sales as a percentage of net sales, increased approximately 10% year over year and grew from 28.3% for the first quarter of 2012 to 31.1% for the first quarter of fiscal 2013, where To Go represented 25.4% and catering represented 5.7%. Finally, as a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.5% and 9.7% for the first quarter of fiscal 2013 and 2012, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.1 million for the first quarter of fiscal 2013, compared to $4.5 million for the first quarter of 2012. Franchise royalties decreased year over year, reflecting a comparable sales decline of 6.1%, partially offset by nine new franchise-operated restaurants that opened since the first quarter of 2012 at higher sales volumes than the seven restaurants that closed during the same timeframe.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2013, the licensing royalty revenue was approximately $174,000 compared to approximately $161,000 for the comparable period of fiscal 2012. Other revenue for the fiscal 2013 first quarter was approximately $10,000 compared to $88,000 for the comparable prior year quarter due to no openings of franchise restaurants during the first quarter of fiscal 2013 compared to one opening in the first quarter of fiscal 2012.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2013 decreased 1.8%, compared to fiscal 2012’s first quarter decrease of 1.6%. At the end of the first quarter of fiscal 2013 and the first quarter of fiscal 2012, there were 49 and 50 restaurants, respectively, included in this base.

Same store net sales for franchise-operated restaurants for the first quarter of fiscal 2013 decreased 6.1%, compared to a decrease of 0.1%, for the prior year comparable period. For the first quarter of 2013 and the first quarter of 2012, there were 114 and 112 restaurants, respectively, included in the franchise-operated comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2013 and fiscal 2012:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31,	April 1,
	2013	2012
Average Weekly Net Sales (AWS):
Company-Owned	$46,850	$46,898
Full-Service	$48,615	$48,761
Counter-Service	$35,253	$32,110
Franchise-Operated	$51,236	$53,350
AWS 2005 and Post 2005:(1)
Company-Owned	$47,486	$49,566
Franchise-Operated	$53,854	$56,358
AWS Pre-2005:(1)
Company-Owned	$46,325	$45,041
Franchise-Operated	$45,468	$47,204
Operating Weeks:
Company-Owned	689	697
Franchise-Operated	1,707	1,695

(1)	Provides further delineation of AWS for restaurants opened during the pre-fiscal 2005, and restaurants opened during the post-fiscal 2005, timeframes.

Food and Beverage Costs

Food and beverage costs for the first quarter of fiscal 2013 were approximately $10.0 million or 30.8% of net restaurant sales, compared to approximately $10.2 million or 31.1% of net restaurant sales for the first quarter of fiscal 2012. Food and beverage costs as a percentage of net sales declined during the quarter, primarily due to a decline in discounts as well as the positive impact from some of the strategic initiatives, such as our new house-smoked brisket. Our contracted food costs performed as expected during the first quarter as many of our current contracts include the effects of the historically high corn and soy prices of 2012, which are key ingredients in many of our products as well as livestock feed. We are beginning to see these prices soften and anticipate modest relief in fiscal 2013, as it relates to the contracts that are still being negotiated for the remainder of the year. As we begin to look beyond 2013, we are optimistic that we will see greater savings in fiscal 2014.

On a same store basis for fiscal 2013, based on what we have contracted to date along with our continued strategy to optimize our distribution networks and freight costs, we still anticipate a 2.0% decline in our contracted food and beverage costs, year over year. This decline does not include the purchasing volume of any new restaurant openings for the remainder of 2013. We are under contract for the majority of our pork product for all of fiscal 2013, which positions us well to capitalize on future savings should we see further opportunities in 2013 to blend and extend our contract into fiscal 2014. We anticipate a decrease for our brisket, which is contracted through the end of 2013, as well as other items such as hamburger, seafood, and French fries. With regard to chicken, the feed and process components are locked in through the remainder of 2013 at a slight increase year over year.

Despite an anticipated decrease in contracted food costs from prior year, we will continue our efforts to further improve margin through key core-item promotions as well as through strategic menu mix management. Another strategy we will utilize this year is to take advantage of opportunistic commodity purchases. For example, we were able to secure a core product, at favorable pricing terms, baby back ribs. With some promotional support from our vendors, we will feature baby back ribs, along with our St. Louis ribs, in our

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

summer rib promotion. Also, we took a price increase of approximately 1.5% on selected menu items in April, concurrent with the new menu launch, and in accordance with the recommendations of our pricing consultant (RMS). Later in 2013, we will determine whether or not we will take additional price later in the year based on greater insight obtained from our work with RMS. During the quarter, we began selling our chicken wings “by weight” as opposed to “by the piece.” This has allowed us to standardize food costs by protecting us from the variability of size and weight, but most importantly, it did not change portion sizes or the value delivered to our guest. We will continue to test and evaluate expanding this strategy to our ribs. We are updating our previous guidance and now anticipate food and beverage costs for fiscal 2013, as a percentage of net sales, to be approximately 145 to 150 basis points lower than fiscal 2012’s percentage.

Labor and Benefits Costs

Labor and benefits costs for the three months ended March 31, 2013 were approximately $10.8 million or 33.3% of net restaurant sales, compared to approximately $10.9 million or 33.2% of net restaurant sales for the three months ended April 1, 2012. For the first quarter of fiscal 2013, labor and benefits, as a percentage of net restaurant sales, were unfavorable to the comparable period in fiscal 2012, primarily due to sales deleverage on fixed labor, partially offset by a slight decline in direct labor costs and lower than anticipated employee benefit costs due to a worker’s compensation refund. We affirm our previous guidance and still anticipate labor and benefits costs, as a percentage of sales, to be 30 to 35 basis points favorable to fiscal 2012’s percentage.

Operating Expenses

Operating expenses for the first quarter of fiscal 2013 were approximately $9.0 million or 27.8% of net restaurant sales, compared to operating expenses of approximately $8.9 million or 27.3% of net restaurant sales for the first quarter of fiscal 2012. Operating expenses for the first quarter as a percentage of net sales were unfavorable to the prior year due to sales deleverage, increased gas costs due to an elongated and colder winter, and increased advertising costs due to a shift in media spending. These increases were partially offset by lower costs associated with the timing of our menu printing.

For the remainder of 2013, we made the decision to decrease our media spend while we evaluate whether or not our prior programs provide the intended results and a satisfactory return. We are updating our previous guidance and currently anticipate advertising expense will be approximately 2.85% of net sales for all of fiscal 2013, including a 0.75% contribution to the Marketing Fund. This compares to a 2012 spend of 3.4% of net sales, which included a 1% contribution to the Marketing Fund. Based primarily on this change in advertising spend, we are updating our previous guidance and now anticipate operating expenses as a percentage of net sales for fiscal 2013 to be approximately 115 – 120 basis points lower than 2012’s percentage.

Depreciation and Amortization

Depreciation and amortization expense for the first quarter of 2013 was approximately $1.5 million or 4.2% of total revenue compared to $1.5 million, or 3.9% of total revenue for the first quarter of fiscal 2012.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. Fiscal 2013’s first quarter had $6,000 of pre-opening expenses, compared to $18,000 in the first quarter of 2012. We are updating our previous guidance and now anticipate pre-opening costs for 2013 to be approximately $529,000 for the opening of two ground-up full service company-owned restaurants later this year.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Below is a summary of these events and situations during the first quarter of fiscal 2013 and fiscal 2012.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended
Restaurants	Reason	March 31, 2013
Various	Costs for closed restaurants(1)	$(12)

(1)	The Company incurred various costs for closed restaurants which were more than offset by a common area maintenance refund from its Palatine, IL restaurant which was closed in fiscal 2010.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended
Restaurants	Reason	April 1, 2012
Tulsa, OK	Costs for closed restaurants(1)	$92

(1)	The Company incurred various costs for the closure of the Tulsa, OK restaurant.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2013 were approximately $5.0 million or 13.7% of total revenue, compared to approximately $4.5 million or 11.9% of total revenue for the first quarter of fiscal 2012. Approximately 130 basis points of the 180 basis point increase in general and administrative expenses as a percentage of revenue year over year reflects the reorganization of the Chief Executive Officer and Chief Operating Officer positions, including bonus and stock-based compensation, as well as legal and professional fees incurred related to board activity. The remainder of the increase was primarily due to a decline in total revenue leverage. We still anticipate stock-based compensation and board of director cash compensation to be approximately $2.3 million for fiscal 2013, as follows (in thousands):

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Performance Shares and Performance Stock Units	Restricted Stock and Restricted Stock Units	Board of Directors’ Stock-Based and Cash Compensation	Total
$1,381	$405	$549	$2,335

Over the course of 2013, we will look to implement various initiatives aimed at reducing general and administrative expenses. If we were to exclude stock based compensation, board of director cash compensation and achievement of full bonus, collectively equaling 170 basis points year over year, general and administrative expenses as a percentage of revenue would be 30-35 basis points favorable.

Interest Expense

Interest expense was approximately $285,000 or 0.8% of total revenue for the first quarter of fiscal 2013, compared to approximately $264,000 or 0.7% of total revenue for the comparable time frame of fiscal 2012. Interest expense for the first quarter of fiscal 2013 was slightly unfavorable in both dollars and as a percentage of revenue compared to the prior year due to a year over year increase in weighted average interest rates and a higher average outstanding balance on our line of credit. For full fiscal 2013, we still expect interest expense to be essentially flat, as a percentage of revenue, to fiscal 2012.

Interest Income

Interest income was approximately $4,000 and $2,000 for the first quarter of fiscal 2013 and fiscal 2012, respectively. Interest income reflects interest earned on short-term cash and cash equivalent balances and on outstanding notes and accounts receivable balances.

Provision for Income Taxes

For the first quarter of 2013, we recorded an estimated provision for income taxes of approximately $23,000 or 27.1% of income before income taxes, compared to a tax provision of approximately $422,000 or 34.0% of income before income taxes, for the first quarter of 2012. The difference year over year was primarily due to a more precise calculation methodology for employee related tax credits. We still expect an approximate 29.0% effective tax rate for fiscal 2013.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended March 31, 2013 was approximately $62,000 or $0.01 per basic and per diluted share on approximately 7,370,000 weighted average basic shares outstanding and 7,648,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended April 1, 2012 was approximately $817,000 or $0.11 per basic and per diluted share on approximately 7,636,000 weighted average basic shares outstanding and 7,747,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $2.0 million at March 31, 2013 and approximately $2.1 million at December 30, 2012.

Our current ratio, which measures our immediate short-term liquidity, was 0.88 at March 31, 2013 and 1.02 at December 31, 2012. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to an increase in accounts payable as a result of strategic decisions to make minor adjustments to vendor terms to allow the company to reduce its debt levels. This increase was

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

partially offset by an increase in our prepaid expenses relating to our payments for insurance premiums. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities through the first quarter of 2013 was approximately $3.9 million and reflects net income of approximately $62,000, depreciation and amortization of approximately $1.5 million, an increase in accounts payable of $2.8 million and a decrease in accounts receivable of $817,000. These were partially offset by a decrease in accrued compensation and benefits of $1.3 million and an increase in prepaid expense and other current assets of $650,000.

Net cash used for operating activities for the three months ended April 1, 2012 was approximately $33,000. Cash used for operating activities was primarily from net income of approximately $817,000, depreciation and amortization of approximately $1.5 million, increases in accounts payable of $1.8 million, and tax benefit for equity awards issued of $901,000. These net increases were partially offset by decreases in accrued compensation and benefits of $3.1 million and other current liabilities of $1.1 million, as well as an increase in prepaid expense and other current assets of $1.5 million.

Net cash used for investing activities was approximately $968,000 for the first three months of fiscal 2013. Net cash provided by investing activities was approximately $431,000 for the comparable period in fiscal 2012. The company paid the remaining balance of a liquor license for a new company-owned restaurant scheduled to open in the fourth quarter of fiscal 2013. During the first three months of 2013, we used approximately $739,000 on capital expenditures for our existing restaurants and for other infrastructure projects. During the first three months of 2012, we used approximately $785,000 on capital expenditures for our existing restaurants and for other infrastructure projects. On March 2, 2012, the Company sold the restaurant assets of its Tulsa, Oklahoma restaurant for approximately $1.2 million.

We still expect total 2013 capital expenditures to be approximately $7.0 million, reflecting two new ground-up, full-service restaurant openings, continued investments in our existing restaurants, including a remodeling project, and investments in corporate infrastructure systems.

Net cash used for financing activities was approximately $3.0 million in the first three months of fiscal 2013. Net cash provided by financing activities was approximately $181,000 for the comparable period in fiscal 2012. During the first three months of 2013, we had draws of $5.3 million on our line of credit and had repayments of $8.4 million. During the three months ended April 1, 2012, we had draws of $8.4 million on our line of credit and had repayments of $7.4 million. During the first three months of fiscal 2012, we also used approximately $1.5 million to repurchase 147,719 shares at an average price of $10.97, excluding commissions, under the November 2010 share repurchase program.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At March 31, 2013, the principal amount outstanding under the Facility and the Term Loan was $10.5 million and $5.2 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the three months ended March 31, 2013 and April 1, 2012, our weighted

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

average interest rate for the Facility was 3.09% and 2.74%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at March 31, 2013. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the three months ended March 31, 2013 and April 1, 2012 was 2.75% and 2.31%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2012. We were in compliance with all covenants as of March 31, 2013.

Contractual Obligations

See Notes 8 and 9 to our Consolidated Financial Statements as well as Part II, Item 7 of our Management Discussion and Analysis in our Fiscal 2012 Annual Report on Form 10-K for the details of our contractual obligations.

Under the combined Facility and Term Loan we are subject to various financial covenants which include maximum target capital expenditures, cash flow ratios and adjusted leverage ratios.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2012. The accounting policies used in preparing our interim 2013 consolidated financial statements are the same as those described in our Fiscal 2012 Annual Report on Form 10-K.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of March 31, 2013 was approximately $18.8 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We have secondary source suppliers for certain items and in 2013 we have continued to make this a key area of focus in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

10.1	Form of Restricted Stock Agreement dated April 30, 2013, between Famous Dave’s of America Inc. and Patrick Walsh

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: May 10, 2013	By:	/s/ John F. Gilbert
John F. Gilbert
Chief Executive Officer
Director (Principal Executive Officer)

Dated: May 10, 2013		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Exhibit Number	Description

10.1	Form of Restricted Stock Agreement dated April 30, 2013, between Famous Dave’s of America Inc. and Patrick Walsh

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document