Form 10-Q
period 2013-06-30
FAMOUS DAVES OF AMERICA INC
filed 2013-08-08
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 5, 2013, 7,631,940 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 30, 2012

(in thousands, except share and per share data)

	June 30, 2013 (Unaudited)	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,852	$2,074
Restricted cash	561	689
Accounts receivable, net	3,250	3,427
Inventories	2,819	2,760
Deferred tax asset	596	596
Prepaid expenses and other current assets	3,601	2,800

Total current assets	13,679	12,346
Property, equipment and leasehold improvements, net	58,842	60,429
Other assets:
Intangible assets, net	3,021	2,815
Other assets	505	663

	$76,047	$76,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$964	$946
Accounts payable	5,564	3,640
Accrued compensation and benefits	4,831	3,511
Other current liabilities	4,453	4,020

Total current liabilities	15,812	12,117
Long-term liabilities:
Line of credit	6,800	13,600
Long-term debt, less current portion	4,363	4,703
Financing lease obligation, less current portion	3,657	3,802
Deferred tax liability	1,338	1,231
Other liabilities	7,514	7,033

Total liabilities	39,484	42,486

Shareholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 7,629,000 and 7,514,000 shares issued and outstanding at June 30, 2013 and December 30, 2012, respectively	73	73
Additional paid-in capital	1,826	1,188
Retained earnings	34,664	32,506

Total shareholders’ equity	36,563	33,767

	$76,047	$76,253

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

JUNE 30, 2013 AND JULY 1, 2012

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
Revenue:
Restaurant sales, net	$38,332	$36,346	$70,612	$69,042
Franchise royalty revenue	4,565	4,625	8,657	9,003
Franchise fee revenue	75	75	119	245
Licensing and other revenue	391	273	575	522

Total revenue	43,363	41,319	79,963	78,812

Costs and expenses:
Food and beverage costs	11,548	11,251	21,506	21,412
Labor and benefits costs	11,687	11,332	22,444	22,203
Operating expenses	9,661	9,464	18,129	17,920
Depreciation and amortization	1,536	1,474	3,077	2,928
General and administrative expenses	5,616	4,143	11,149	9,085
Asset impairment and estimated lease termination and other closing costs	2	183	(10)	275
Pre-opening expenses	70	280	76	298
Net loss on disposal of property	6	8	7	14

Total costs and expenses	40,126	38,135	76,378	74,135

Income from operations	3,237	3,184	3,585	4,677

Other expense:
Interest expense	(253)	(247)	(538)	(511)
Interest income	1	1	5	3
Other (expense) income, net	(9)	12	9	20

Total other expense	(261)	(234)	(524)	(488)

Income before income taxes	2,976	2,950	3,061	4,189

Income tax expense	(880)	(1,002)	(903)	(1,424)

Net income	$2,096	$1,948	$2,158	$2,765

Basic net income per common share	$0.28	$0.26	$0.29	$0.36

Diluted net income per common share	$0.27	$0.25	$0.28	$0.36

Weighted average common shares outstanding—basic	7,451	7,518	7,404	7,577

Weighted average common shares outstanding—diluted	7,736	7,686	7,690	7,750

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

JUNE 30, 2013 AND JULY 1, 2012

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2013	2012
Cash flows from operating activities:
Net income	$2,158	$2,765
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	3,077	2,928
Asset impairment and estimated lease termination and other closing costs	(10)	275
Net loss on disposal of property	7	14
Amortization of deferred financing costs	33	(1)
Deferred income taxes	107	—
Deferred rent	438	477
Stock-based compensation	893	720
Tax benefit for equity awards issued	373	967
Changes in operating assets and liabilities:
Restricted cash	128	(264)
Accounts receivable, net	417	208
Inventories	(59)	(40)
Prepaid expenses and other current assets	(801)	(1,448)
Deposits	(10)	31
Accounts payable	1,933	1,983
Accrued compensation and benefits	678	(2,536)
Other current liabilities	18	(1,537)
Long-term deferred compensation	56	(30)

Cash flows provided by operating activities	9,436	4,512

Cash flows from investing activities:
Proceeds from the sale of restaurant assets	—	1,200
Purchases of property, equipment and leasehold improvements	(1,490)	(3,119)
Purchases of intangible assets	(229)	—
Payments received on notes receivable	—	32

Cash flows used for investing activities	(1,719)	(1,887)

Cash flows from financing activities:
Proceeds from line of credit	8,200	15,900
Payments on line of credit	(15,000)	(13,200)
Payments for debt issuance costs	(58)	—
Payments on long-term debt and financing lease obligation	(467)	(449)
Proceeds from exercise of stock options	13	76
Tax benefit for equity awards issued	373	967
Repurchase of common stock	—	(4,857)

Cash flows used for financing activities	(6,939)	(1,563)

Increase in cash and cash equivalents	778	1,062

Cash and cash equivalents, beginning of period	2,074	1,148

Cash and cash equivalents, end of period	$2,852	$2,210

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of June 30, 2013, there were 187 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and 1 Canadian province, including 53 company-owned restaurants and 134 franchise-operated restaurants. An additional 67 franchise restaurants were committed to be developed through signed area development agreements as of June 30, 2013.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of June 30, 2013 and December 30, 2012 and for the three and six month periods ended June 30, 2013 and July 1, 2012, respectively. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2012 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

During the second quarter of fiscal 2013, in order to be more comparable to other public restaurant companies, the Company made the decision to reflect multi-unit supervision expenses within general and administrative expenses as opposed to operating expenses, where it previously had been reflected. The prior year’s results have been reclassified to be comparable with the current fiscal year’s presentation. For the second quarter of fiscal 2012, the reclassification from operating expenses to general and administrative expenses was approximately $470,000. For the first six months of fiscal 2012, this adjustment was approximately $931,000.

(2) Net Income Per Common Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income per common share – basic:
Net income	$2,096	$1,948	$2,158	$2,765
Weighted average shares outstanding	7,451	7,518	7,404	7,577
Net income per common share – basic	$0.28	$0.26	$0.29	$0.36

Net income per common share – diluted:
Net income	$2,096	$1,948	$2,158	$2,765
Weighted average shares outstanding	7,451	7,518	7,404	7,577
Dilutive impact of common stock equivalents outstanding	285	168	286	173

Adjusted weighted average shares outstanding	7,736	7,686	7,690	7,750
Net income per common share – diluted	$0.27	$0.25	$0.28	$0.36

All options outstanding as of June 30, 2013 and July 1, 2012 were included in the computation of diluted earnings per share.

(3) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $137,000 and $236,000, at June 30, 2013 and December 30, 2012, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

(4) Public Relations and Marketing Development Fund and Restricted Cash

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 0.75%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of June 30, 2013 and December 30, 2012. We had approximately $561,000 and $689,000, in this fund, as of June 30, 2013 and December 30, 2012, respectively.

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

A reconciliation of beginning and ending amounts of intangible assets at June 30, 2013 and December 30, 2012, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion	Non Current Portion
Balance at December 30, 2012
Lease interest assets	27.1	$1,417	$(135)	$1,282	$(48)	$1,234
Liquor licenses(1)		1,581	—	1,581	—	1,581

Total		$2,998	$(135)	$2,863	$(48)	$2,815

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion	Non Current Portion
Balance at June 30, 2013
Lease interest assets	26.6	$1,417	$(158)	$1,259	$(48)	$1,211
Liquor licenses(1)		1,810	—	1,810	—	1,810

Total		$3,227	$(158)	$3,069	$(48)	$3,021

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

(6) Credit Facility, Long-Term Debt and Debt Covenants

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At June 30, 2013, the principal amount outstanding under the Facility and the Term Loan was $6.8 million and $5.0 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the six months ended June 30, 2013 and July 1, 2012, our weighted average interest rate for the Facility was 3.16% and 2.76%, respectively. Unused portions of the Facility are subject to a fee which was 0.375% of the unused amount at June 30, 2013. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended June 30, 2013 and July 1, 2012 was 2.75% and 2.32%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2012. We were in compliance with all covenants as of June 30, 2013.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	June 30, 2013	December 30, 2012
Gift cards payable	$1,421	$1,863
Other liabilities	936	1,112
Sales tax payable	925	803
Income tax payable	819	—
Accrued property and equipment purchases	212	153
Deferred franchise fees	140	89

	$4,453	$4,020

(8) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	June 30, 2013	December 30, 2012
Deferred rent	$7,204	$6,785
Other liabilities	209	147
Asset retirement obligations	101	101

	$7,514	$7,033

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. Under the 2005 Plan, an aggregate of 50,954 shares of our Company’s common stock remained unreserved and available for issuance at June 30, 2013.

We recognized stock-based compensation expense in our consolidated statements of operations for the three and six months ended June 30, 2013 and July 1, 2012, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Performance Share Programs:
2010 Program(1)	$—	$68	$—	$147
2011 Program(1)	61	100	129	210
2012 Program(1)	94	124	209	248
2013 Program(2)	159	—	324	—

Performance Shares and
Performance Stock Units	$314	$292	$662	$605
Restricted Stock and
Restricted Stock Units	111	34	223	68
Director Shares	29	24	52	47

	$454	$350	$937	$720

(1)	The 2010, 2011 and 2012 Program’s consisted entirely of performance shares.
(2)

For the three months ended June 30, 2013, the 2013 Program’s stock-based compensation reflected approximately $133,000 related to performance shares and $26,000 related to performance stock units. For the six months ended June 30, 2013, the 2013 Program’s stock-based compensation reflected approximately $279,000 related to performance shares and $44,000 related to performance stock units.

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

For fiscal 2010, 2011 and 2012, performance under the Company’s performance share programs was measured by comparing actual earnings per share to a target earnings per share amount. For fiscal 2013, the Compensation Committee of the Board of Directors has elected to replace earnings per share with Adjusted EBITDA as the metric by which to measure performance. For these purposes, “Adjusted EBITDA” is defined as income from operations of the Company, plus depreciation, and amortization, non-cash adjustments (such as asset impairment, lease termination and other closing costs) and other non-cash items as approved by the Company’s Compensation Committee. Adjusted EBITDA is subject to adjustment by the Compensation Committee in its sole discretion for non-recurring items.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize compensation cost for performance share awards over the requisite service period (i.e. fixed treatment) based on their fair value, which is the closing stock price at the date of grant. Participants in each performance share program are entitled to receive a number of shares of our common stock (“Performance Shares”) based upon the extent to which we achieve the cumulative total of the earnings per share or Adjusted EBITDA goals established by our Compensation Committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal” or “Cumulative Adjusted EBITDA Goal”). Receipt of any performance shares is contingent upon our achieving a specified minimum percentage of the Cumulative EPS Goal and Cumulative Adjusted EBITDA Goal (as applicable).

We recognize compensation cost for performance stock unit awards over the requisite service period based on their initial fair value, which is the closing stock price at the date of grant. This award is adjusted to fair value based on the closing stock price at the end of each fiscal quarter. Recipients of performance stock unit awards are entitled to receive a cash payout based on a number of our stock units awarded (“Performance Stock Unit”) to extent we achieve the Cumulative Adjusted EBITDA Goal, and the market value of our common stock.

At June 30, 2013, the following performance share programs were in progress:

Award Date	Program		Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)	Estimated Payout of Performance Shares and Performance Stock Units (at June 30, 2013)(3)		Minimum Cumulative Earnings Goal	Maximum Payout (as a percent of target number)
1/3/2011	2011 Program	(2)	129,900	95,654	(4)	80.0%	100.0%
1/2/2012	2012 Program		144,200	121,700	(5)	*	110.0	%(6)
1/8/2013	2013 Program	(7)	205,450	191,050	(5)	*	100.0	%(8)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS or Adjusted EBITDA Goal.
(2)

If the Company achieves the minimum Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to the maximum payout, up to 100%.

(3)	Net of employee forfeitures.
(4)	Assumes an estimated payout equal to the forecasted achievement of 86.6% of the applicable Cumulative EPS Goal.
(5)	Assumes an estimated payout equal to 100% of the applicable Cumulative EPS Goal.
(6)

The participants’ rights to receive Performance Shares are contingent on the Company achieving cumulative earnings per share for fiscal 2012-2014 that are equal to at least the sum of the amounts achieved by the Company during fiscal 2011-2013 (as adjusted by the Compensation Committee, if applicable). If the Company achieves this minimum threshold, then participants will be entitled to receive a percentage of their “Target” number of Performance Shares equal to the percentage of the Cumulative EPS Goal achieved by the Company, up to 100%. If the Company achieves more than 100% of the Cumulative EPS Goal, then participants will be entitled to receive 100% of their “Target” number of Performance Shares, plus an additional percentage equal to twice the incremental percentage increase in the Cumulative EPS Goal achieved over 100% (e.g., if the Company achieves 103% of the Cumulative EPS Goal, then participants will be entitled to receive 106% of their “Target” number of Performance Shares); provided that the maximum payout under the fiscal 2012 program is capped at 110% of the “Target” number of Performance Shares.

(7)	This program includes 172,345 performance shares and 18,705 performance stock units.
(8)

The participants’ rights to receive Performance Shares or Performance Stock Units are contingent on the Company achieving Cumulative Adjusted EBITDA for fiscal 2013-2015 that are equal to at least the sum of the amounts achieved by the Company during fiscal 2012-2014 (as adjusted by the Compensation Committee, if applicable). If the Company achieves this threshold, then participants will be entitled to receive a percentage of their “Target” number of Performance Shares and Performance Stock Units equal to the percentage of the Adjusted EBITDA Goal achieved by the Company, up to 100%.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors’ Compensation

We recognized Board of Directors’ compensation expense in our consolidated statement of operations for the three and six months ended June 30, 2013 and July 1, 2012, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Stock-based compensation(1)(2)(3)	$29	$24	$52	$47
Cash compensation	109	102	191	204

Total board of directors’ compensation	$138	$126	$243	$251

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

(3)

On April 30, 2013, a one-time 13,575 share restricted stock award was granted to Patrick Walsh, upon joining the board of directors. The grant to Mr. Walsh had a grant date fair value of approximately $150,000 and will vest ratably over a period of five years which began on the commencement date of his board service.

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

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding at December 30, 2012	102	$6.79
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 31, 2013	102	$6.79

Exercised	(7)	4.83
Canceled or expired	—	—

Outstanding at June 30, 2013	95	$6.94

Options Exercisable at June 30, 2013	95	$6.94

Common Share Repurchases

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. We did not repurchase any shares during the first six months of fiscal 2013. Since the program was adopted May 2012, we have repurchased 323,862 shares for approximately $3.4 million at an average market price per share of $10.49, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase shares of our common stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 100% of the fair market value of the shares at the end of each calendar quarter. There were approximately 703 and 1,053 shares purchased, respectively, with a weighted average fair value of $15.14 and $10.97 during the second quarter of 2013 and second quarter of 2012, respectively. For the six months ended June 30, 2013 and July 1, 2012, there were approximately 1,853 shares and 2,281 shares purchased, respectively, with a weighted average fair value of $12.59 and $11.29, respectively. For the six months ended June 30, 2013 and July 1, 2012 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2013 and 2012, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $147,000 and $122,000 for the second quarter of fiscal years 2013 and 2012, respectively. The employer match was $24,000 and $22,000, respectively, for the second quarter of fiscal years 2013 and 2012. For the six months ended June 30, 2013 and July 1, 2012, eligible participants contributed approximately $282,000 and $291,000, respectively, to the plan and the Company provided matching funds of approximately $47,000 and $46,000, respectively. There were no discretionary contributions to the plan during the first six months of fiscal year 2013 and fiscal year 2012.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Deferred Compensation Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Deferred Compensation Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Deferred Compensation Plan Administrator, and the Regulations promulgated by the IRS. In fiscal 2013 and 2012, we matched 25% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The board of directors administers the Deferred Compensation Plan and may change the rate or any other aspects of the Deferred Compensation Plan at any time.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the quarter ended June 30, 2013 and July 1, 2012, eligible participants contributed approximately $37,000 and $30,000 to the Deferred Compensation Plan, respectively. The Company provided matching funds and interest of approximately $18,000 for the quarters ended June 30, 2013 and July 1, 2012. For the six months ended June 30, 2013 and July 1, 2012, eligible participants contributed approximately $73,000 and $77,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $36,000 and $37,000, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for the three and six months ended June 30, 2013 and July 1, 2012.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

			Three Months Ended	Six Months Ended
Restaurants	Reason		June 30, 2013	June 30, 2013
Various	Costs for closed restaurants	(1)	$2	$(10)

(1)	The Company incurred various costs for closed restaurants.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Six Months Ended
Restaurants	Reason	July 1, 2012	July 1, 2012
Vernon Hills, IL	Lease reserve(1)	$77	77
Various	Costs for closed restaurants(2)	106	198

Total for 2012		$183	$275

(1)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, which is equal to zero.
(2)	The Company incurred various costs for the closure of the Vernon Hills, IL and Tulsa, OK restaurants.

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

There were no performance stock units as of December 30, 2012. The following table (in thousands) summarizes the performance stock units measured at fair value in our consolidated balance sheet as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Balance at June 30, 2013
Liabilities
Performance Stock Units	$44	$—	$—	$44

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Supplemental Cash Flow Information

	Six Months Ended
	June 30,	July 1,
(in thousands)	2013	2012
Cash paid for interest	$520	$489
Cash paid for taxes(1)	$257	$1,358
Non-cash investing and financing activities:
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$641	$1,189
Accrued property and equipment purchases	$(59)	$102

(1)

The decrease in cash paid for taxes was primarily due to the benefit realized in the third and fourth quarter of 2012 from the cumulative impact of tax credits for employee reported tips for fiscal 2012 as well as the four previous tax years that were amended resulting in an over payment that reduced the cash paid for taxes in fiscal 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of June 30, 2013, there were 187 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and 1 Canadian province, including 53 company-owned restaurants and 134 franchise-operated restaurants. An additional 67 franchise restaurants were in various stages of development as of June 30, 2013.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 29, 2013 (fiscal 2013) and December 30, 2012 (fiscal 2012) are both 52 week fiscal years.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty payments. Currently, our domestic area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods: (5)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
Food and beverage costs (1)	30.1%	31.0%	30.5%	31.0%
Labor and benefits costs (1)	30.5%	31.2%	31.8%	32.2%
Operating expenses (1)(3)	25.2%	26.0%	25.7%	26.0%
Depreciation & amortization (restaurant level) (1)	3.6%	3.6%	3.9%	3.8%
Asset impairment and estimated lease termination and other closing costs (1)	—	0.5%	—	0.4%
Pre-opening expenses and net loss on disposal of equipment (1)	0.2%	0.8%	0.1%	0.5%
Costs and expenses (restaurant level) (1)	89.6%	93.1%	91.9%	93.8%
Restaurant level margin (1)(4)	10.4%	6.9%	8.1%	6.2%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%	0.4%
General and administrative expenses (2)(3)	13.0%	10.0%	13.9%	11.5%
Total costs and expenses (2)	92.5%	92.3%	95.5%	94.1%
Income from operations (2)	7.5%	7.7%	4.5%	5.9%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)

In order to be consistent with what the Company believes to be a more prevalent practice among other public restaurant companies, the Company has decided to reflect multi-unit supervision expenses within general and administrative expenses, rather than as operating expenses, where they previously have been reflected. In the Company’s earnings release dated July 24, 2013, multi-unit supervision expenses incurred during the first quarter of 2013 were reclassified in the second quarter of 2013, which is the quarter in which the Company decided to make such reclassification. Such expenses incurred during the first half of 2012 were similarly reclassified in the second quarter of 2012 to be comparable with the current fiscal year’s presentation. In contrast to the earnings release, the financial results included in this Quarterly Report on Form 10-Q reflect allocation of reclassified multi-unit supervision expenses to the quarters in which the expenses were actually incurred. For the second quarter of fiscal 2012, this adjustment was approximately $470,000. For the first six months of fiscal 2012, this adjustment was approximately $931,000.

(4)

Restaurant level margin equals restaurant sales, net less restaurant level costs and expenses. Restaurant level costs and expenses include food and beverage costs, labor and benefit costs, operating expenses, restaurant level depreciation and amortization, asset impairment and estimated lease termination and other closing costs, pre-opening expenses and net loss on disposal of equipment.

(5)

Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted a loss of $38,000 and $16,000 for the three months ended June 30, 2013 and July 1, 2012, respectively. The Rib Team netted a loss of $45,000 and $24,000 for the six months ended June 30, 2013 and July 1, 2012, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 30, 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Results of Operations – Three and Six months ended June 30, 2013 compared to Three and Six months ended July 1, 2012.

Total Revenue

Total revenue of approximately $43.4 million for the second quarter of fiscal 2013 increased approximately $2.1 million or 4.9%, from $41.3 million for the comparable quarter in fiscal 2012. For the six months ended June 30, 2013, total revenue of approximately $80.0 million increased approximately $1.2 million or 1.5% over revenue of approximately $78.8 million, for the six months ended July 1, 2012.

Restaurant Sales, net

Restaurant sales were approximately $38.3 million for the second quarter of fiscal 2013 compared to approximately $36.3 million for the same period in fiscal 2012, reflecting a 5.5% increase. The increase, year-over-year, reflected a comparable sales increase of 3.8%, the annualized impact of two new company-owned restaurants that opened in the third and fourth quarters of 2012, in addition to a weighted average price increase of 2.5%. These increases were partially offset by the closure of the Lombard, Illinois restaurant. On a weighted basis, Dine-In and To Go sales, increased by 1.5% and 4.0%, respectively, partially offset by a 1.7% decline in catering sales. Off-premise sales grew to 35.4%, of which To Go represented 26.0% and catering represented 9.4%. This compares to off premise sales of 34.0% for the prior year. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.1% for the second quarter of fiscal 2013 and 2012, respectively.

Restaurant sales for the six months ended June 30, 2013 were approximately $70.6 million compared to approximately $69.0 million for the six months ended July 1, 2012, reflecting a 2.3% increase. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.3% and 9.4% for the six months of fiscal 2013 and 2012, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.6 million for the second quarter of fiscal 2013, compared to $4.7 million for the second quarter of fiscal 2012. There were 134 franchise-operated restaurants open at June 30, 2013 and July 1, 2012. The year over year decrease in franchise royalties primarily reflects a comparable sales decline of 1.9%.

Franchise-related revenue was approximately $8.8 million for the six months ended June 30, 2013 compared to approximately $9.2 million for the six months ended July 1, 2012, primarily reflecting a year-over-year decrease in royalty revenue of 3.8% for the six month timeframe and a year over year decrease in comparable sales of 3.9%.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the second quarter of fiscal 2013, the licensing royalty revenue was approximately $279,000 compared to approximately $238,000 for the comparable period of fiscal 2012. Licensing royalty revenue was approximately $453,000 for the six months ended June 30, 2013 as compared to $399,000 for the comparable period of fiscal 2012.

Other revenue for the fiscal 2013 second quarter was approximately $112,000 compared to $35,000 for the comparable prior year quarter. Other revenue for the six months ended June 30, 2013 was approximately $122,000 compared to approximately $123,000 for the comparable period of fiscal 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the second quarter of fiscal 2013 increased 3.8%, compared to fiscal 2012’s second quarter decrease of 0.6%. At the end of the second quarter of fiscal 2013 and the second quarter of fiscal 2012, there were 49 restaurants included in the company-owned comparable sales base, respectively.

Same store net sales for company-owned restaurants open at least 24 months for the six months ended June 30, 2013 increased 1.1%, compared to fiscal 2012’s six months ended July 1, 2012 decrease of 1.0%. For the six months ended June 30, 2013 and July 1, 2012, there were 49 restaurants included in the company-owned comparable sales base, respectively.

Same store net sales on a 24 month basis for franchise-operated restaurants for the second quarter of fiscal 2013 decreased 1.9%, compared to a decrease of 1.8% for the prior year comparable period. For the second quarter of 2013 and the second quarter of 2012, there were 117 and 113 restaurants included in the franchise-operated comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for the first six months of fiscal 2013 and fiscal 2012 decreased 3.9% and 1.0%, respectively. For the first six months of fiscal 2013 and fiscal 2012, there were 114 and 112 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the second quarter of fiscal 2013 and fiscal 2012:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
Average Weekly Net Sales (AWS):
Company-Owned	$55,611	$53,331	$51,231	$50,070
Full-Service	$57,639	$55,334	$53,127	$51,996
Counter-Service	$42,290	$37,928	$38,771	$35,019
Franchise-Operated	$56,272	$56,394	$53,764	$54,883
AWS 2005 and Post 2005: (1)
Company-Owned	$56,043	$55,929	$51,764	$52,759
Franchise-Operated	$58,997	$59,476	$56,432	$57,935
AWS Pre-2005: (1)
Company-Owned	$55,254	$51,413	$50,790	$48,144
Franchise-Operated	$50,328	$49,913	$47,916	$48,555
Operating Weeks:
Company-Owned	689	678	1,378	1,375
Franchise-Operated	1,721	1,719	3,428	3,414

(1)	Provides further delineation of AWS for restaurants opened during pre-fiscal 2005, and restaurants opened during and after fiscal 2005, timeframes.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Food and Beverage Costs

Food and beverage costs for the second quarter of fiscal 2013 were approximately $11.5 million or 30.1% of net restaurant sales, compared to approximately $11.3 million or 31.0% of net restaurant sales for the second quarter of fiscal 2012. Food and beverage costs for the first six months of fiscal 2013 were approximately $21.5 million or 30.5% of net restaurant sales compared to approximately $21.4 million or 31.0% of net restaurant sales for the comparable period of fiscal 2012.

Food and beverage costs benefited from a strategic and purposeful decline in discounts, as well as the positive impact from some of the strategic initiatives that we had been working towards. Our food contracts continued to perform as expected for the second quarter of fiscal 2013 with the exception of brisket purchases. A higher than anticipated demand for our Burnt Ends product resulted in a fairly significant increase in brisket purchase volumes; and while these sales were incremental, they were at a higher food cost than most of our other core proteins. As a result, our purchase volumes had to increase in order to support demand. Embedded in our contracts are some of the effects of the historically high corn and soy prices of 2012, which are key ingredients in many of our products as well as livestock feed. We continue to see these prices soften and will see some modest relief in fiscal 2013, as it relates to contracts that are still being negotiated for the remainder of the year. And, as we begin to look beyond 2013, we are optimistic that we will see greater savings in fiscal 2014. On a same store basis for fiscal 2013, our six month results, and current visibility of our contracts and initiatives, we now anticipate an approximate 1.5% to 2.0% decline in our contracted food and beverage costs, year over year. This decline does not include the purchasing volume of any new restaurant openings for the remainder of 2013.

We are under contract for our pork product for all of fiscal 2013 at a price decrease of 1.3% compared to the prior year’s contract. During the third quarter we will begin negotiating our fiscal 2014 pork contract, and should we see opportunities to capitalize on future savings in 2013 by blending and extending our contract into fiscal 2014 we will do so. With regard to other key products, we are benefiting from a decrease in costs for our brisket, which is contracted through the rest of fiscal 2013, as well as other items such as hamburger, seafood, and corn. With regard to chicken, the cost of feed and processing components are now locked in through the end of the year; and as a result, there will be a slight increase in chicken costs year over year.

In addition to the anticipated decrease in contracted food costs from prior year, we will continue our efforts to further improve margin through key core-item promotions as well as through opportunistic commodity purchases and strategic menu mix management. We were able to secure, at favorable pricing terms, a key protein that we plan to test in the fourth quarter. For our fall menu launch, in mid-September, we anticipate taking a price increase of approximately 1.5% on selected menu items based on the data and insight provided by demand optimized price increases and results obtained through various tests. Based on our results over the first six months, which included a significant mix shift to brisket, we now anticipate food and beverage costs for fiscal 2013, to be approximately 100 to 105 basis points lower than fiscal 2012’s percentage.

Labor and Benefits Costs

Labor and benefits costs for the second quarter ended June 30, 2013 were approximately $11.7 million or 30.5% of net restaurant sales, compared to approximately $11.3 million or 31.2% of net restaurant sales for the three months ended July 1, 2012. This decrease was primarily due to sales leverage on fixed labor, partially offset by increased manager bonus, due to the year over year increase in sales, and an increase in benefits due to higher claims’ experience. Labor and benefits for the six months ended June 30, 2013 were approximately $22.4 million or 31.8% of net restaurant sales, compared to approximately $22.2 million or 32.2% of net restaurant sales for the six months ended July 1, 2012. For the full year, we still anticipate labor and benefits costs, as a percentage of sales, to be 30 to 35 basis points favorable to fiscal 2012’s percentage.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Operating Expenses

Operating expenses for the second quarter of fiscal 2013 were approximately $9.7 million or 25.2% of net restaurant sales, compared to operating expenses of approximately $9.5 million or 26.0% of net restaurant sales for the second quarter of fiscal 2012. This decrease in operating expenses, as a percentage of net sales, was predominantly due to sales leverage on fixed costs. These costs savings were partially offset by a $310,000 shift in TV advertising costs from the third quarter of 2012 to the second quarter of 2013. During the quarter, we made the decision, in order to be more comparable to other public restaurant companies, to reflect multi-unit supervision expenses within general and administrative expenses as opposed to operating expenses, where it previously had been reflected. The prior year’s results have been reclassified to be comparable with the current fiscal year’s presentation and we will continue to do so throughout the year for all periods presented. For the second quarter of fiscal 2012, this reclassification to general and administrative expenses was approximately $470,000. For the first six months of fiscal 2012, this adjustment was approximately $931,000. Operating expenses for the six months ended June 30, 2013 were approximately $18.1 million or 25.7% of net restaurant sales, compared to approximately $17.9 million or 26.0% of net restaurant sales for the six months ended July 1, 2012.

We have been testing new media strategies and consequently, have redeployed our marketing spend more effectively. For 2013, we expect advertising expense to now be approximately 2.75% of net sales for all of fiscal 2013, including a 0.75% contribution to the Marketing Fund. This compares to a 2012 spend of 3.4% of net sales, which included a 1.0% contribution to the Marketing Fund. As a result of our six month results and in light of the anticipated decline in advertising spend, we are updating our previous guidance and now anticipate operating expenses as a percentage of net sales for fiscal 2013 to be approximately 135 – 140 basis points lower than 2012’s percentage.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of 2013 was approximately $1.5 million or 3.5% of total revenue compared to $1.5 million or 3.6% for the second quarter of fiscal 2012. Depreciation and amortization expense for the six months ended June 30, 2013 and July 1, 2012 was approximately $3.1 million and $2.9 million, respectively, and was 3.8% and 3.7%, respectively, of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During the second quarter of 2013, we incurred approximately $70,000 of pre-opening expenses which included primarily pre-opening rent. During the second quarter of 2012, we incurred approximately $280,000 of pre-opening expenses, which included pre-opening rent. During the six months ended June 30, 2013 and July 1, 2012, we incurred pre-opening expenses of $76,000 and $298,000, respectively. We now anticipate pre-opening costs for 2013 to be approximately $535,000 for the opening of two ground-up full-service company-owned restaurants, one late in the third quarter and one in the fourth quarter.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurants’ assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of these events during the second quarter of fiscal 2013 and fiscal 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Six Months Ended
Restaurants	Reason	June 30, 2013	June 30, 2013
Various	Costs for closed restaurants(1)	$2	$(10)

(1)	The Company incurred various costs for closed restaurants.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Six Months Ended
Restaurants	Reason	June 30, 2013	June 30, 2013
Vernon Hills, IL	Lease reserve(1)	$77	77
Various	Costs for closed restaurants(2)	106	198

Total for 2012		$183	$275

(1)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, which is equal to zero.
(2)	The Company incurred various costs for the closure of the Vernon Hills, IL and Tulsa, OK restaurants.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2013 were approximately $5.6 million or 13.0% of total revenue, compared to approximately $4.1 million or 10.0% of total revenue for the second quarter of fiscal 2012. Approximately all of the 300 basis point increase in general and administrative expenses, as a percentage of revenue, reflects the year over year impact of 2013’s bonus accrual expense of approximately $540,000 and 2012’s bonus reversal of approximately $431,000, as well as severance costs of approximately $271,000 in 2013. General and administrative expense for both periods reflects the reclassification of multi-unit supervision expenses from operating expenses to general and administrative expenses.

General and administrative expenses for the first six months of fiscal 2013, were approximately $11.1 million or 13.9% of total revenue, compared to approximately $9.1 million or 11.5% of total revenue for the first six months of fiscal 2012. General and administrative expense for both periods reflects the reclassification of multi-unit supervision expenses from operating expenses to general and administrative expenses.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

We are expecting stock-based and board of director cash compensation to be approximately $2.2 million in fiscal 2013, as follows (in thousands):

Performance Shares and Performance Stock Units	Restricted Stock and Restricted Stock Units	Board of Directors’ Stock and Cash Compensation	Total
$1,291	$405	$549	$2,245

As an update to our previous guidance, we now anticipate general and administrative expenses, as a percentage of revenue, to be approximately 105 to 110 basis points unfavorable to the prior year primarily due to the full year impact of the bonus accrual partially offset by reduction in force that occurred during the quarter. Total supervision expense for fiscal 2012, now included in general and administrative expenses, was equal to approximately $1.9 million.

Interest Expense

Interest expense was approximately $253,000 or 0.6% of total revenue for the second quarter of fiscal 2013, compared to approximately $247,000 or 0.6% of total revenue for the comparable time frame of fiscal 2012. This category includes interest expense for notes payable, financing lease obligations, our line of credit, and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $538,000 or 0.7% of total revenue for the first six months of fiscal 2013 and approximately $511,000 or 0.6% of total revenue for the first six months of fiscal 2012. For full fiscal 2013, we still expect interest expense to be essentially flat, as a percentage of revenue, to fiscal 2012.

Interest Income

Interest income was approximately $1,000 for both the second quarter of fiscal 2013 and fiscal 2012. Interest income was approximately $5,000 and $3,000 for the first six months of fiscal 2013 and fiscal 2012, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.

Provision for Income Taxes

For the second quarter of 2013, we recorded an estimated tax provision of approximately $880,000 or 29.6% of income before income taxes, compared to a tax provision of approximately $1.0 million or 34.0% of income before income taxes, for the second quarter of 2012. For the six months ended June 30, 2013, our tax provision was approximately $903,000, or 29.5% of income before income taxes, compared to the prior year comparable period of approximately $1.4 million, or 34.0% of income before income taxes. The difference year over year was primarily due to a more precise calculation methodology for employee related tax credits. We estimate an effective tax rate of approximately 29.5% for fiscal 2013 reflecting the results of the first six months of 2013.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended June 30, 2013 was approximately $2.1 million, or $0.28 per basic and $0.27 per diluted share, respectively, on approximately 7,451,000 weighted average basic shares outstanding and 7,736,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended July 1, 2012 was approximately $1.9 million, or $0.26 per basic share and $0.25 per diluted share on approximately 7,518,000 weighted average basic shares outstanding and 7,686,000 weighted average diluted shares outstanding, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Net income for the six months ended June 30, 2013 was approximately $2.2 million, or $0.29 per basic share and $0.28 per diluted share, respectively, on approximately 7,404,000 weighted average basic shares outstanding and approximately 7,690,000 weighted average diluted shares outstanding, respectively. Net income for the six months ended July 1, 2012 was approximately $2.8 million, or $0.36 per basic share and diluted share, respectively, on approximately 7,577,000 weighted average basic shares outstanding and approximately 7,750,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $2.9 million at June 30, 2013 and approximately $2.1 million at December 30, 2012.

Our current ratio, which measures our immediate short-term liquidity, was 0.87 at June 30, 2013 and 1.02 at December 30, 2012. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to increases in accounts payable as a result of strategic decisions to make minor adjustments to vendor terms to allow the company to reduce its debt levels and accrued compensation and benefits as a result of bonus and severance accruals. This increase was partially offset by increases in our prepaid expenses relating to our payments for insurance premiums and cash and cash equivalents. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities through the second quarter of 2013 was approximately $9.4 million and reflects net income of approximately $2.2 million, depreciation and amortization of approximately $3.1 million, stock-based compensation of approximately $893,000, and increases in accounts payable of approximately $1.9 million, and accrued compensation and benefits of approximately $678,000. These were partially offset by an increase in prepaid expense and other current assets of $801,000.

Net cash provided by operating activities for the six months ended July 1, 2012 was approximately $4.5 million. Cash provided by operating activities was primarily from net income of approximately $2.8 million, depreciation and amortization of approximately $2.9 million, tax benefit for equity awards issued of $967,000, stock-based compensation of $720,000, and an increase in accounts payable of $2.0 million. These net increases were partially offset by decreases in accrued compensation and benefits of $2.5 million and other current liabilities of $1.5 million, as well as an increase in prepaid expense and other current assets of $1.4 million.

Net cash used for investing activities was approximately $1.7 million for the first six months of fiscal 2013. Net cash used for investing activities was approximately $1.9 million for the comparable period in fiscal 2012. During the first six months of 2013, we used approximately $1.5 million on capital expenditures for our existing restaurants and for other infrastructure projects. During the first six months of 2012, we used approximately $3.1 million on capital expenditures for our existing restaurants and for other infrastructure projects as well as paid the remaining balance of a liquor license for a new company-owned restaurant scheduled to open in the fourth quarter of fiscal 2013. On March 2, 2012, the Company sold the restaurant assets of its Tulsa, Oklahoma restaurant for approximately $1.2 million.

We still expect total 2013 capital expenditures to be approximately $7.0 million, reflecting two new ground-up, full-service restaurant openings, continued investments in our existing restaurants, including a remodeling project, and investments in corporate infrastructure systems.

Net cash used for financing activities was approximately $6.9 million in the first six months of fiscal 2013. Net cash used for financing activities was approximately $1.6 million for the comparable period in fiscal 2012. During the first six months of 2013, we had draws of $8.2 million on our line of credit and had made repayments of $15.0 million. During the six months ended July 1, 2012, we had draws of $15.9 million on our line of credit and had made repayments of $13.2 million. During the first six months of fiscal 2012, we also used approximately $4.9 million to repurchase 447,927 shares at an average price of $10.60, excluding commissions, under the November 2010 share repurchase program.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At June 30, 2013, the principal amount outstanding under the Facility and the Term Loan was $6.8 million and $5.0 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the six months ended June 30, 2013 and July 1, 2012, our weighted average interest rate for the Facility was 3.16% and 2.76%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at June 30, 2013. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended June 30, 2013 and July 1, 2012 was 2.75% and 2.32%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2012. We were in compliance with all covenants as of June 30, 2013.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of June 30, 2013 was

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

approximately $15.8 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

Item 5.	OTHER INFORMATION

In order to be consistent with what the Company believes to be a more prevalent practice among other public restaurant companies, the Company has decided to reflect multi-unit supervision expenses within general and administrative expenses, rather than as operating expenses, where they previously have been reflected. In the Company’s earnings release dated July 24, 2013, multi-unit supervision expenses incurred during the first quarter of 2013 were reclassified in the second quarter of 2013, which is the quarter in which the Company decided to make such reclassification. Such expenses incurred during the first half of 2012 were similarly reclassified in the second quarter of 2012 to be comparable with the current fiscal year’s presentation. In contrast to the earnings release, the financial results included in this Quarterly Report on Form 10-Q reflect allocation of reclassified multi-unit supervision expenses to the quarters in which the expenses were actually incurred.

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

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: August 8, 2013	By:	/s/ John F. Gilbert
John F. Gilbert
Chief Executive Officer
Director (Principal Executive Officer)

Dated: August 8, 2013		/s/ Diana Garvis Purcel
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