Form 10-Q
period 2013-09-29
FAMOUS DAVES OF AMERICA INC
filed 2013-11-07
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2013

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

As of November 4, 2013, 7,361,468 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2013 AND DECEMBER 30, 2012

(in thousands, except share and per share data)

	September 29, 2013 (Unaudited)	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,780	$2,074
Restricted cash	723	689
Accounts receivable, net	3,563	3,427
Inventories	2,794	2,760
Deferred tax asset	596	596
Prepaid expenses and other current assets	2,905	2,800

Total current assets	12,361	12,346
Property, equipment and leasehold improvements, net	59,407	60,429
Other assets:
Intangible assets, net	3,009	2,815
Other assets	413	663

	$75,190	$76,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$973	$946
Accounts payable	5,447	3,640
Accrued compensation and benefits	3,940	3,511
Other current liabilities	4,291	4,020

Total current liabilities	14,651	12,117
Long-term liabilities:
Line of credit	6,900	13,600
Long-term debt, less current portion	4,193	4,703
Financing lease obligation, less current portion	3,579	3,802
Deferred tax liability	1,503	1,231
Other liabilities	7,882	7,033

Total liabilities	38,708	42,486

Shareholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 7,580,000 and 7,514,000 shares issued and outstanding at September 29, 2013 and December 30, 2012, respectively	73	73
Additional paid-in capital	1,008	1,188
Retained earnings	35,401	32,506

Total shareholders’ equity	36,482	33,767

	$75,190	$76,253

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2013	2012	2013	2012
Revenue:
Restaurant sales, net	$34,361	$34,896	$104,973	$103,938
Franchise royalty revenue	4,405	4,352	13,062	13,355
Franchise fee revenue	140	295	259	540
Licensing and other revenue	309	378	884	900

Total revenue	39,215	39,921	119,178	118,733

Costs and expenses:
Food and beverage costs	10,504	11,007	32,010	32,419
Labor and benefits costs	10,960	11,456	33,404	33,659
Operating expenses	8,671	10,327	26,800	28,247
Depreciation and amortization	1,502	1,520	4,579	4,448
General and administrative expenses	4,892	4,837	16,041	13,922
Asset impairment and estimated lease termination and other closing costs	1,176	13	1,166	288
Pre-opening expenses	293	19	369	317
Net loss on disposal of property	1	3	8	17

Total costs and expenses	37,999	39,182	114,377	113,317

Income from operations	1,216	739	4,801	5,416

Other expense:
Interest expense	(233)	(282)	(771)	(793)
Interest income	1	2	6	5
Other (expense) income, net	(19)	(13)	(10)	7

Total other expense	(251)	(293)	(775)	(781)

Income before income taxes	965	446	4,026	4,635

Income tax (expense) benefit	(228)	399	(1,131)	(1,025)

Net income	$737	$845	$2,895	$3,610

Basic net income per common share	$0.10	$0.12	$0.39	$0.48

Diluted net income per common share	$0.10	$0.11	$0.38	$0.47

Weighted average common shares outstanding—basic	7,450	7,327	7,419	7,494

Weighted average common shares outstanding—diluted	7,721	7,478	7,695	7,659

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012

(in thousands)

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,895	$3,610
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,579	4,448
Asset impairment and estimated lease termination and other closing costs	1,166	288
Net loss on disposal of property	8	17
Amortization of deferred financing costs	51	8
Inventory reserve	—	12
Deferred income taxes	272	(76)
Deferred rent	733	695
Stock-based compensation	1,247	1,062
Tax benefit for equity awards issued	(465)	(961)
Changes in operating assets and liabilities:
Restricted cash	(34)	(422)
Accounts receivable, net	180	6
Inventories	(60)	(76)
Prepaid expenses and other current assets	(105)	(1,285)
Deposits	(11)	28
Accounts payable	1,548	1,794
Accrued compensation and benefits	(215)	(3,370)
Other current liabilities	(91)	276
Long-term deferred compensation	99	(27)

Cash flows provided by operating activities	11,797	6,027

Cash flows from investing activities:
Proceeds from the sale of restaurant assets	—	1,200
Purchases of property, equipment and leasehold improvements	(3,635)	(4,303)
Purchases of intangible assets	(229)	—
Payments received on notes receivable	—	43

Cash flows used for investing activities	(3,864)	(3,060)

Cash flows from financing activities:
Proceeds from line of credit	13,900	23,700
Payments on line of credit	(20,600)	(20,300)
Payments for debt issuance costs	(58)	—
Payments on long-term debt and financing lease obligation	(706)	(676)
Proceeds from exercise of stock options	(42)	76
Tax benefit for equity awards issued	465	961
Repurchase of common stock	(1,186)	(5,872)

Cash flows used for financing activities	(8,227)	(2,111)

(Decrease) Increase in cash and cash equivalents	(294)	856

Cash and cash equivalents, beginning of period	2,074	1,148

Cash and cash equivalents, end of period	$1,780	$2,004

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of September 29, 2013, there were 191 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and 1 Canadian province, including 53 company-owned restaurants and 138 franchise-operated restaurants. An additional 63 franchise restaurants were committed to be developed through signed area development agreements as of September 29, 2013.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of September 29, 2013 and December 30, 2012 and for the three and nine month periods ended September 29, 2013 and September 30, 2012, respectively. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2012 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and nine months ended September 29, 2013 are not necessarily indicative of the results to be expected for the full year.

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

During the second quarter of fiscal 2013, in order to be more comparable to other public restaurant companies, the Company made the decision to reflect multi-unit supervision expenses within general and administrative expenses as opposed to operating expenses, where it previously had been reflected. The prior year’s results have been reclassified to be comparable with the current fiscal year’s presentation. For the third quarter of fiscal 2012, the reclassification from operating expenses to general and administrative expenses was approximately $467,000. For the first nine months of fiscal 2012, this adjustment was approximately $1.4 million.

(2) Net Income Per Common Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income per common share – basic:
Net income	$737	$845	$2,895	$3,610
Weighted average shares outstanding	7,450	7,327	7,419	7,494
Net income per common share – basic	$0.10	$0.12	$0.39	$0.48

Net income per common share – diluted:
Net income	$737	$845	$2,895	$3,610
Weighted average shares outstanding	7,450	7,327	7,419	7,494
Dilutive impact of common stock equivalents outstanding	271	151	276	165

Adjusted weighted average shares outstanding	7,721	7,478	7,695	7,659
Net income per common share – diluted	$0.10	$0.11	$0.38	$0.47

All options outstanding as of September 29, 2013 were included in the computation of diluted earnings per share. There were 15,000 stock options outstanding September 30, 2012 excluded from the computation of diluted earnings per share because they were anti-dilutive.

(3) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $133,000 and $236,000, at September 29, 2013 and December 30, 2012, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

(4) Public Relations and Marketing Development Fund and Restricted Cash

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 0.75%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of September 29, 2013 and December 30, 2012. We had approximately $723,000 and $689,000, in this fund, as of September 29, 2013 and December 30, 2012, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Intangible Assets, net

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite lived assets and are not subject to amortization. The lease interest assets are amortized on a straight-line basis over the remaining term of each respective lease, to occupancy costs which is included in operating expenses on the statements of operations.

A reconciliation of beginning and ending amounts of intangible assets at September 29, 2013 and December 30, 2012, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(2)	Non Current Portion
Balance at December 30, 2012
Lease interest assets	27.1	$1,417	$(135)	$1,282	$(48)	$1,234
Liquor licenses(1)		1,581	—	1,581	—	1,581

Total		$2,998	$(135)	$2,863	$(48)	$2,815

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion	Non Current Portion
Balance at September 29, 2013
Lease interest assets	26.3	$1,417	$(170)	$1,247	$(48)	$1,199
Liquor licenses(1)		1,810	—	1,810	—	1,810

Total		$3,227	$(170)	$3,057	$(48)	$3,009

(1)

The company purchased a liquor license for a new company-owned restaurant, anticipated to open in the fourth quarter of fiscal 2013, for a total of $250,000: $21,000 was recorded in fiscal 2012 and $229,000 was recorded in the first quarter of fiscal 2013.

(2)	The current portion is included in prepaid expenses and other current assets on the balance sheets.

Amortization of the lease interest assets is expected to be approximately $48,000 per year, for the remaining useful life.

(6) Credit Facility, Long-Term Debt and Debt Covenants

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit, which reduce the availability of the Facility. At September 29, 2013, the principal amount outstanding under the Facility and the Term Loan was $6.9 million and $4.9 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the nine months ended September 29, 2013 and September 30, 2012, our weighted average interest rate for the Facility was 3.22% and 2.79%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at September 29, 2013. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the nine months ended September 29, 2013 and September 30, 2012 was 2.73% and 2.37%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2012. We were in compliance with all covenants as of September 29, 2013.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	September 29, 2013	December 30, 2012
Gift cards payable	$1,334	$1,863
Accrued property and equipment purchases	1,013	153
Other liabilities	1,007	1,112
Sales tax payable	801	803
Deferred franchise fees	70	89
Income tax payable	66	—

	$4,291	$4,020

(8) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	September 29, 2013	December 30, 2012
Deferred rent	$7,490	$6,785
Other liabilities	294	147
Asset retirement obligations	98	101

	$7,882	$7,033

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. Under the 2005 Plan, an aggregate of 69,974 shares of our Company’s common stock remained unreserved and available for issuance at September 29, 2013.

We recognized stock-based compensation expense in our consolidated statements of operations for the three and nine months ended September 29, 2013 and September 30, 2012, respectively, as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Performance Share Programs:
2010 Program(1)	$—	$60	$—	$207
2011 Program(1)	10	100	140	310
2012 Program(1)	82	124	291	372
2013 Program(2)	153	—	477	—

Performance Shares and
Performance Stock Units	$245	$284	$908	$889
Restricted Stock and
Restricted Stock Units	105	34	328	71
Director Shares	31	24	83	102

	$381	$342	$1,319	$1,062

(1)	The 2010, 2011 and 2012 Program’s consisted entirely of performance shares.
(2)

For the three months ended September 29, 2013, the 2013 Program’s stock-based compensation reflected approximately $126,000 related to performance shares and $27,000 related to performance stock units. For the nine months ended September 29, 2013, the 2013 Program’s stock-based compensation reflected approximately $405,000 related to performance shares and $72,000 related to performance stock units.

Performance Shares and Performance Stock Units

During the first quarter of fiscal 2013, we issued 146,900 shares upon satisfaction of conditions under the 2010 performance share program, representing the achievement of approximately 86.9% of the target payout for this program. Recipients elected to forfeit 59,801 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 87,099 shares.

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

We recognize compensation cost for performance share awards over the requisite service period (i.e. fixed treatment) based on their fair value, which is the closing stock price at the date of grant. Participants in each performance share program are entitled to receive a number of shares of our common stock (“Performance Shares”) based upon the extent to which we achieve the cumulative total of the earnings per share or Adjusted EBITDA goals established by our Compensation Committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal” or “Cumulative Adjusted EBITDA Goal”). Receipt of any performance shares is contingent upon our achieving a specified minimum percentage of the Cumulative EPS Goal or Cumulative Adjusted EBITDA Goal (as applicable).

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 29, 2013, the following performance share programs were in progress:

Award Date	Program		Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)	Estimated Payout of Performance Shares and Performance Stock Units (at September 29, 2013)(3)		Minimum Cumulative Earnings Goal	Maximum Payout (as a percent of target number)
1/3/2011	2011 Program	(2)	129,900	86,441	(4)	80.0%	100.0%
1/2/2012	2012 Program		144,200	117,200	(5)	*	110.0	%(6)
1/8/2013	2013 Program	(7)	205,450	186,050	(5)	*	100.0	%(8)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal or Adjusted EBITDA Goal.
(2)

If the Company achieves the minimum Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to the maximum payout, up to 100%.

(3)	Net of employee forfeitures.
(4)	Assumes an estimated payout equal to the forecasted achievement of 81.9% of the applicable Cumulative EPS Goal.
(5)	Assumes an estimated payout equal to 100% of the applicable Cumulative EPS Goal.
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

(7)	This program includes 167,845 performance shares and 18,205 performance stock units.
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

Board of Directors’ Compensation

We recognized Board of Directors’ compensation expense in our consolidated statement of operations for the three and nine months ended September 29, 2013 and September 30, 2012, respectively, as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Stock-based compensation(1)(2)(3)	$31	$24	$83	$71
Cash compensation	122	102	313	306

Total board of directors’ compensation	$153	$126	$396	$377

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

(2)

On August 2, 2011, a one-time 15,000 share restricted stock award was granted to John F. Gilbert III, upon joining the board of directors. The grant to Mr. Gilbert had a grant date fair value of $153,750 and will vest ratably over a period of five years, which began on the commencement date of his board service.

(3)

On April 30, 2013, a one-time 13,575 share restricted stock award was granted to Patrick Walsh, upon joining the board of directors. The grant to Mr. Walsh had a grant date fair value of approximately $150,000 and will vest ratably over a period of five years, which began on the commencement date of his board service.

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

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding at December 30, 2012	102	$6.79
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 31, 2013	102	6.79
Exercised	(7)	4.83
Canceled or expired	—	—

Outstanding at June 30, 2013	95	6.94
Exercised	(47)	6.09
Canceled or expired	—	—

Outstanding at September 29, 2013	48	$7.77

Options exercisable at September 29, 2013	48	$7.77

Common Share Repurchases

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first nine months of 2013, the Company used approximately $1.2 million to repurchase 74,842 shares at an average price of $16.13, excluding commissions. Since the program was adopted May 2012, we have repurchased 398,704 shares for approximately $4.6 million at an average market price per share of $11.55, excluding commissions.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible employees the option to purchase shares of our common stock (total purchases in a year may not exceed 10% of an employee’s current year compensation) at 100% of the fair market value of the shares at the end of each calendar quarter. There were approximately 631 and 1,303 shares purchased, respectively, with a weighted average fair value of $16.20 and $9.92 during the third quarter of 2013 and third quarter of 2012, respectively. For the nine months ended September 29, 2013 and September 30, 2012, there were approximately 2,484 shares and 3,584 shares purchased, respectively, with a weighted average fair value of $13.51 and $10.80, respectively. For the nine months ended September 29, 2013 and September 30, 2012 the Company recognized no expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2013 and 2012, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $144,000 and $136,000 for the third quarter of fiscal years 2013 and 2012, respectively. The employer match was $25,000 and $24,000, respectively, for the third quarter of fiscal years 2013 and 2012. For the nine months ended September 29, 2013 and September 30, 2012, eligible participants contributed approximately $426,000 and $427,000, respectively, to the plan and the Company provided matching funds of approximately $72,000 and $70,000, respectively. There were no discretionary contributions to the plan during the first nine months of fiscal year 2013 and fiscal year 2012.

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

For the quarter ended September 29, 2013 and September 30, 2012, eligible participants contributed approximately $27,000 and $36,000 to the Deferred Compensation Plan, respectively. The Company provided matching funds and interest of approximately $19,000 and $20,000 for the quarters ended September 29, 2013 and September 30, 2012, respectively. For the nine months ended September 29, 2013 and September 30, 2012, eligible participants contributed approximately $100,000 and $113,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $55,000 and $57,000, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for the three and nine months ended September 29, 2013 and September 30, 2012.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Nine Months Ended
Restaurants	Reason	September 29, 2013	September 29, 2013
Salisbury, MD	Asset impairment(1)	$943	$943
Oakton, VA	Lease termination fee(2)	200	200
Gaithersburg, MD	Costs for closed restaurants(3)	33	23

Total for 2013		$1,176	$1,166

(1)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant. The remaining asset balance can be transferred to other restaurants.
(2)	Lease costs associated with terminating, and then entering into a new lease for this restaurant.
(3)	The Company incurred various costs for this restaurant, which closed at the end of its natural lease term.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Nine Months Ended
Restaurants	Reason	September 30, 2012	September 30, 2012
Vernon Hills, IL	Lease reserve(1)	$—	77
Various	Costs for closed restaurants(2)	13	211

Total for 2012		$13	$288

(1)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, which is equal to zero.
(2)	The Company incurred various costs for the closure of the Vernon Hills, IL and Tulsa, OK restaurants.

(12) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement framework establishes a three-tier hierarchy. The three levels, in order of priority, are as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Level 1 measurements are determined by observable inputs which include data sources and market prices available and visible outside of the entity.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2:	Observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly.

Level 3:	Inputs that are used to estimate the fair value of the asset or liability. Level 3 measurements are determined by unobservable inputs, which include data and analyses developed within the entity to assess the fair value.

Transfers in and out of levels will be based on our judgment of the availability of unadjusted quoted prices in active markets, other observable inputs, and non-observable inputs.

The following table (in thousands) summarizes the performance stock units measured at fair value in our consolidated balance sheet as of September 29, 2013:

	Level 1	Level 2	Level 3	Total
Balance at September 29, 2013
Liabilities
Performance Stock Units	$72	$—	$—	$72

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet. There were no performance stock units as of December 30, 2012.

(13) Supplemental Cash Flow Information

	Nine Months Ended
	September 29,	September 30,
(in thousands)	2013	2012
Cash paid for interest	$701	$725
Cash paid for taxes(1)	$713	$1,488
Non-cash investing and financing activities:
Accrued property and equipment purchases	$861	$72
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$641	$1,189

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

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of September 29, 2013, there were 191 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and 1 Canadian province, including 53 company-owned restaurants and 138 franchise-operated restaurants. An additional 63 franchise restaurants were in various stages of development as of September 29, 2013.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods: (6)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2013	2012	2013	2012
Food and beverage costs (1)	30.6%	31.5%	30.5%	31.2%
Labor and benefits costs (1)	31.9%	32.8%	31.8%	32.4%
Operating expenses (1)(3)	25.2%	29.6%	25.5%	27.2%
Restaurant level cash flow margins (1)(5)	12.3%	6.0%	12.2%	9.2%
Depreciation & amortization (restaurant level) (1)	3.9%	3.9%	3.9%	3.8%
Asset impairment and estimated lease termination and other closing costs (1)	3.4%	0.0%	1.1%	0.3%
Pre-opening expenses and net loss on disposal of equipment (1)	0.9%	0.1%	0.4%	0.3%
Costs and expenses (restaurant level) (1)	95.9%	98.0%	93.2%	95.2%
Restaurant level margin (1)(4)	4.1%	2.0%	6.8%	4.8%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.4%	0.4%
General and administrative expenses (2)(3)	12.5%	12.1%	13.5%	11.7%
Total costs and expenses (2)	96.9%	98.1%	96.0%	95.4%
Income from operations (2)	3.1%	1.9%	4.0%	4.6%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)

In order to be consistent with what the Company believes to be a more prevalent practice among other public restaurant companies, the Company has decided to reflect multi-unit supervision expenses within general and administrative expenses, rather than as operating expenses, where they previously have been reflected. For the third quarter of fiscal 2012, this adjustment was approximately $467,000. For the first nine months of fiscal 2012, this adjustment was approximately $1,398,000.

(4)

Restaurant level margin is equal to taking restaurant sales, net less restaurant level costs and expenses. Restaurant level costs and expenses include food and beverage costs, labor and benefit costs, operating expenses, restaurant level depreciation and amortization, asset impairment and estimated lease termination and other closing costs, pre-opening expenses and net loss on disposal of equipment.

(5)	Restaurant level cash flow margins are equal to taking restaurant sales, net less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
(6)

Data regarding our restaurant operations as presented in the table, includes sales, costs and expenses associated with our Rib Team, which netted a loss of $2,000 and $40,000 for the three months ended September 29, 2013 and September 30, 2012, respectively. The Rib Team netted a loss of $47,000 and $64,000 for the nine months ended September 29, 2013 and September 30, 2012, respectively. Our Rib Team travels around the country introducing people to our brand of barbeque, building brand awareness.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 30, 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Results of Operations – Three and Nine months ended September 29, 2013 compared to Three and Nine months ended September 30, 2012.

Total Revenue

Total revenue of approximately $39.2 million for the third quarter of fiscal 2013 decreased approximately $700,000 or 1.8%, from $39.9 million for the comparable quarter in fiscal 2012. For the nine months ended September 29, 2013, total revenue of approximately $119.2 million increased approximately $445,000 or 0.4% from revenue of approximately $118.7 million, for the nine months ended September 30, 2012.

Restaurant Sales, net

Restaurant sales were approximately $34.4 million for the third quarter of fiscal 2013 compared to approximately $34.9 million for the same period in fiscal 2012, reflecting a 1.5% decrease. The decrease, year-over-year, reflected a comparable sales decrease of 0.8%, the closure of the Lombard, Illinois restaurant during the 4th quarter of 2012, which was at the end of its lease term, and the closure of the Gaithersburg, Maryland restaurant, which was relocated to Germantown, Maryland during the 3rd quarter of 2013. These decreases were partially offset by the annualized impact of a company-owned restaurant that opened in the fourth quarter of 2012 in Evergreen Park, Illinois, in addition to a weighted average price increase of approximately 3.0%. On a weighted basis, To Go sales increased by 2.4%, completely offset by 2.4% and 0.8% declines in dine-in and catering sales, respectively. Off-premise sales grew to 37.5%, of which To Go represented 25.0% and catering represented 12.5%. This compares to off premise sales of 35.2% for the prior year. As a percentage of dine-in sales, our adult beverage sales for our company-owned restaurants were 9.3% and 9.1% for the third quarter of fiscal 2013 and 2012, respectively.

Restaurant sales for the nine months ended September 29, 2013 were approximately $105.0 million compared to approximately $103.9 million for the nine months ended September 30, 2012, reflecting a 1.0% increase. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were 9.3% for the nine months of fiscal 2013 and 2012, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.5 million for the third quarter of fiscal 2013, compared to $4.6 million for the third quarter of fiscal 2012. There were 138 and 134 franchise-operated restaurants open at September 29, 2013 and September 30, 2012, respectively. The year over year decrease is primarily related to a decrease in franchise fees and a comparable sales decline of 2.3% in franchise royalties partially offset by four net new franchise restaurants that opened since the end of the third quarter of 2012.

Franchise-related revenue was approximately $13.3 million for the nine months ended September 29, 2013 compared to approximately $13.9 million for the nine months ended September 30, 2012, primarily reflecting a year-over-year decrease in royalty revenue of 2.2% for the nine month timeframe as a result of a year over year decrease in comparable sales of 3.4%.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the third quarter of fiscal 2013, the licensing royalty revenue was approximately $194,000 compared to approximately $201,000 for the comparable period of fiscal 2012. Licensing royalty revenue was approximately $647,000 for the nine months ended September 29, 2013 as compared to $600,000 for the comparable period of fiscal 2012.

Other revenue for the fiscal 2013 third quarter was approximately $115,000 compared to $177,000 for the comparable prior year quarter. Other revenue for the nine months ended September 29, 2013 was approximately $237,000 compared to approximately $300,000 for the comparable period of fiscal 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the third quarter of fiscal 2013 decreased 0.8%, compared to fiscal 2012’s third quarter increase of 0.2% and a 1.4% decrease in the casual dining industry, as measured by Black Box Intelligence (BBI). At the end of the third quarter of fiscal 2013 and the third quarter of fiscal 2012, there were 48 and 49 restaurants included in the company-owned comparable sales base, respectively.

Same store net sales for company-owned restaurants open at least 24 months for the nine months ended September 29, 2013 increased 0.4%, compared to a 0.6% decrease in fiscal 2012’s nine months ended September 30, 2012 and in the casual dining industry, as measured by (BBI), respectively. For the nine months ended September 29, 2013 and September 30, 2012, there were 48 and 49 restaurants included in the company-owned comparable sales base, respectively.

Same store net sales on a 24 month basis for franchise-operated restaurants for the third quarter of fiscal 2013 decreased 2.3%, compared to a decrease of 2.8% for the prior year comparable period. For the third quarter of 2013 and the third quarter of 2012, there were 117 and 112 restaurants included in the franchise-operated comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for the first nine months of fiscal 2013 and fiscal 2012 decreased 3.4% and 1.5%, respectively. For the first nine months of fiscal 2013 and fiscal 2012, there were 114 and 109 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the third quarter of fiscal 2013 and fiscal 2012:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2013	2012	2013	2012
Average Weekly Net Sales (AWS):
Company-Owned	$49,788	$50,554	$50,751	$50,231
Full-Service	$51,553	$52,362	$52,604	$52,118
Counter-Service	$38,226	$36,411	$38,590	$35,483
Franchise-Operated	$53,043	$53,016	$53,519	$54,258
AWS 2005 and Post 2005: (1)
Company-Owned	$49,848	$53,200	$51,124	$52,910
Franchise-Operated	$55,506	$55,656	$56,116	$57,173
AWS Pre-2005: (1)
Company-Owned	$49,738	$48,519	$50,441	$48,266
Franchise-Operated	$47,539	$47,549	$47,789	$48,218
Operating Weeks:
Company-Owned	687	688	2,065	2,063
Franchise-Operated	1,766	1,717	5,194	5,131

(1)	Provides further delineation of AWS for restaurants opened during pre-fiscal 2005, and restaurants opened during and after fiscal 2005, timeframes.

Food and Beverage Costs

Food and beverage costs for the third quarter of fiscal 2013 were approximately $10.5 million or 30.6% of net restaurant sales, compared to approximately $11.0 million or 31.5% of net restaurant sales for the third quarter of fiscal 2012. Food and beverage costs for the first nine months of fiscal 2013 were approximately $32.0 million or 30.5% of net restaurant sales compared to approximately $32.4 million or 31.2% of net restaurant sales for the comparable period of fiscal 2012.

Food and beverage costs benefited from the favorable impact of strategic initiatives we had been working towards as well as the decline in contracted food costs. We are benefiting from a decrease on our pork and brisket pricing, both of which are contracted through the remainder of fiscal 2013, as well as other items such as hamburger, seafood, and corn. Our chicken contract is locked in through the end of the year at a slight increase year over year. We will continue our efforts to further improve margin through key core-item promotions, opportunistic commodity purchases and strategic menu mix management. During the third quarter, we executed a contract for a majority of our pork for all of fiscal 2014 at an approximate savings of 4.0% year over year. Additionally, our margin should benefit from a price increase of 1.6% that we took along with our new menu in September. This increase was based on the insights we obtained from our menu pricing consultant. Based on our results over the first nine months, which included a significant mix shift to brisket as a result of the launch of our new burnt ends product, we are moderating our previous guidance for food and beverage costs for fiscal 2013, to be approximately 75 to 85 basis points lower than fiscal 2012’s percentage.

Labor and Benefits Costs

Labor and benefits costs for the third quarter ended September 29, 2013 were approximately $11.0 million or 31.9% of net restaurant sales, compared to approximately $11.5 million or 32.8% of net restaurant sales for the three months ended September 30, 2012. This decrease was primarily due to lower direct labor and employee benefit costs partially offset by sales deleverage. Labor and benefits for the nine months ended September 29, 2013 were approximately $33.4 million or 31.8% of net restaurant sales, compared to approximately $33.7 million or 32.4% of net restaurant sales for the nine months ended September 30, 2012. For the full year, we now anticipate labor and benefits costs, as a percentage of sales, to be 65 to 75 basis points favorable to fiscal 2012’s percentage.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Operating Expenses

Operating expenses for the third quarter of fiscal 2013 were approximately $8.7 million or 25.2% of net restaurant sales, compared to operating expenses of approximately $10.3 million or 29.6% of net restaurant sales for the third quarter of fiscal 2012. This decrease in operating expenses, as a percentage of net sales, was predominantly due to savings of approximately $1.2 million in advertising after management determined that a direct mail program similar to the prior year was not a productive use of media spend. Additionally, 2013’s third quarter operating expenses were positively impacted by lower supply and repair and maintenance costs. Operating expenses for the nine months ended September 29, 2013 were approximately $26.8 million or 25.5% of net restaurant sales, compared to approximately $28.2 million or 27.2% of net restaurant sales for the nine months ended September 30, 2012.

We have been testing new media strategies and consequently, have redeployed our marketing spend more effectively. For 2013, we expect advertising expense to now be approximately 2.4% of net sales for all of fiscal 2013, including a 0.75% contribution to the Marketing Fund. This compares to a 2012 spend of 3.4% of net sales, which included a 1.0% contribution to the Marketing Fund. As a result of our nine month results and the anticipated decline in advertising spend, we are updating our previous guidance and now anticipate operating expenses as a percentage of net sales for fiscal 2013 to be approximately 145 – 155 basis points lower than 2012’s percentage.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of 2013 was approximately $1.5 million or 3.8% of total revenue, essentially flat to the third quarter of fiscal 2012. Depreciation and amortization expense for the nine months ended September 29, 2013 and September 30, 2012 was approximately $4.6 million and $4.4 million, respectively, and was 3.8% and 3.7%, respectively, of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During the third quarter of 2013, we incurred approximately $293,000 of pre-opening expenses which included pre-opening rent. During the third quarter of 2012, we incurred approximately $19,000 of pre-opening expenses, which included pre-opening rent. During the nine months ended September 29, 2013 and September 30, 2012, we incurred pre-opening expenses of $369,000 and $317,000, respectively. We now anticipate pre-opening costs for 2013 to be approximately $569,000 for the opening of two ground-up full-service company-owned restaurants; one which opened in the third quarter of 2013 and one which will open in the fourth quarter of 2014.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of these events during the three and nine months ended September 29, 2013 and September 30, 2012.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Nine Months Ended
Restaurants	Reason	September 29, 2013	September 29, 2013
Salisbury, MD	Asset impairment(1)	$943	$943
Oakton, VA	Lease termination fee(2)	200	200
Gaithersburg, MD	Costs for closed restaurants(3)	33	23

Total for 2013		$1,176	$1,166

(1)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant. The remaining asset balance can be transferred to other restaurants.
(2)	Lease costs associated with terminating, and then entering into a new lease for this restaurant.
(3)	The Company incurred various costs for this restaurant which closed at the end of its natural lease term.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Nine Months Ended
Restaurants	Reason	September 30, 2012	September 30, 2012
Vernon Hills, IL	Lease reserve(1)	$—	77
Various	Costs for closed restaurants(2)	13	211

Total for 2012		$13	$288

(1)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, which is equal to zero.
(2)	The Company incurred various costs for the closure of the Vernon Hills, IL and Tulsa, OK restaurants.

General and Administrative Expenses

General and administrative expenses for the third quarter of 2013 were approximately $4.9 million or 12.5% of total revenue, compared to approximately $4.8 million or 12.1% of total revenue for the third quarter of fiscal 2012. This increase reflects the year over year impact of 2013’s bonus accrual, equal to approximately $435,000, or 110 basis points, partially offset by the reduction in force and other cost savings initiatives. General and administrative expense for both periods reflects the reclassification of multi-unit supervision expenses from operating expenses to general and administrative expenses. Supervision expense for fiscal 2012’s third quarter, now included in general and administrative expenses, was approximately $467,000.

General and administrative expenses for the first nine months of fiscal 2013, were approximately $16.0 million or 13.5% of total revenue, compared to approximately $13.9 million or 11.7% of total revenue for the first

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

nine months of fiscal 2012. This increase reflects the year over year impact of 2013’s bonus accrual, equal to approximately $1.4 million. General and administrative expense for both periods reflects the reclassification of multi-unit supervision expenses from operating expenses to general and administrative expenses. Supervision expense for the first nine months of fiscal 2012, now included in general and administrative expenses, was approximately $1.4 million.

We are expecting stock-based and board of director cash compensation to be approximately $2.1 million in fiscal 2013, as follows (in thousands):

Performance Shares and Performance Stock Units	Restricted Stock and Restricted Stock Units	Board of Directors’ Stock and Cash Compensation	Total
$1,153	$405	$549	$2,107

As an update to our previous guidance, we now anticipate general and administrative expenses, as a percentage of revenue, to be approximately 110 to 120 basis points unfavorable to the prior year primarily due to the full year impact of the bonus accrual partially offset by the impact from a reduction in force and corporate restructuring, along with other cost savings initiatives.

Interest Expense

Interest expense was approximately $233,000 or 0.6% of total revenue for the third quarter of fiscal 2013, compared to approximately $282,000 or 0.7% of total revenue for the comparable time frame of fiscal 2012. This decrease reflects lower average balances on our revolving line of credit. This category includes interest expense for our term loan, financing lease obligations, our line of credit, and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $771,000 or 0.6% of total revenue for the first nine months of fiscal 2013 and approximately $793,000 or 0.7% of total revenue for the first nine months of fiscal 2012. For full fiscal 2013, we expect interest expense to be lower both in dollars and as a percentage of revenue compared to fiscal 2012 as a result of lower average balances on our revolving line of credit.

Interest Income

Interest income was approximately $1,000 and $2,000 for the third quarter of fiscal 2013 and fiscal 2012, respectively. Interest income was approximately $6,000 and $5,000 for the first nine months of fiscal 2013 and fiscal 2012, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.

Provision for Income Taxes

For the third quarter of 2013, we recorded an estimated tax provision of approximately $228,000 or 23.6% of income before income taxes, and for the nine months ended September 29, 2013, our tax provision was approximately $1.1 million, or 28.1% of income before income taxes. This compares to an estimated tax benefit of approximately $399,000 or 89.5% of income before income taxes, for the third quarter of 2012, and an estimated tax expense of approximately $1.0 million, or 22.1% of income before income taxes, for the nine months ended September 30, 2012. The difference year over year primarily reflects the adoption of a more precise calculation methodology for employee related tax credits in 2012 and the impact of amending prior year tax returns. For fiscal 2013, we estimate an effective tax rate of approximately 28.1%, reflecting the results of the first nine months of 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Basic and Diluted Net Income Per Common Share

Net income for the three months ended September 29, 2013 was approximately $737,000, or $0.10 per basic and diluted share, respectively, on approximately 7,450,000 weighted average basic shares outstanding and 7,721,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended September 30, 2012 was approximately $845,000, or $0.12 per basic share and $0.11 per diluted share on approximately 7,327,000 weighted average basic shares outstanding and 7,478,000 weighted average diluted shares outstanding, respectively.

Net income for the nine months ended September 29, 2013 was approximately $2.9 million, or $0.39 per basic share and $0.38 per diluted share, respectively, on approximately 7,419,000 weighted average basic shares outstanding and approximately 7,695,000 weighted average diluted shares outstanding, respectively. Net income for the nine months ended September 30, 2012 was approximately $3.6 million, or $0.48 per basic share and $0.47 per diluted share, respectively, on approximately 7,494,000 weighted average basic shares outstanding and approximately 7,659,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $1.8 million at September 29, 2013 and approximately $2.1 million at December 30, 2012.

Our current ratio, which measures our immediate short-term liquidity, was 0.84 at September 29, 2013 and 1.02 at December 30, 2012. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to increases in accounts payable as a result of strategic decisions to make minor adjustments to vendor terms to allow the company to reduce its debt levels, as well as, increased accrued compensation and benefits as a result of bonus accruals. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities through the third quarter of 2013 was approximately $11.8 million and reflects net income of approximately $2.9 million, depreciation and amortization of approximately $4.6 million, asset impairment and estimated lease termination and other closing costs of approximately $1.2 million, stock-based compensation of approximately $1.2 million and increases in accounts payable of approximately $1.5 million as well as deferred rent of approximately $733,000.

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $6.0 million. Cash provided by operating activities was primarily from net income of approximately $3.6 million, depreciation and amortization of approximately $4.4 million, a tax benefit for equity awards issued of approximately $961,000, increases in accounts payable of approximately $1.8 million, stock-based compensation of approximately $1.1 million and deferred rent of approximately $695,000. These net increases were partially offset by a decrease in accrued compensation and benefits of $3.4 million as well as an increase in prepaid expense and other current assets of approximately $1.3 million.

Net cash used for investing activities was approximately $3.9 million for the first nine months of fiscal 2013. Net cash used for investing activities was approximately $3.1 million for the comparable period in fiscal 2012. During the first nine months of 2013, we used approximately $3.6 million on capital expenditures for our existing restaurants and for other infrastructure projects. During the first nine months of 2012, we used approximately $4.3 million for capital expenditures for our existing restaurants and for other infrastructure projects. On March 2, 2012, the Company sold the restaurant assets of its Tulsa, Oklahoma restaurant for approximately $1.2 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

We are updating our previous guidance and now expect total 2013 capital expenditures to be approximately $6.8 million, reflecting two new ground-up, full-service restaurant openings, continued investments in our existing restaurants, and investments in corporate infrastructure systems.

Net cash used for financing activities was approximately $8.2 million in the first nine months of fiscal 2013. Net cash used for financing activities was approximately $2.1 million for the comparable period in fiscal 2012. During the first nine months of 2013, we had draws of $13.9 million on our line of credit and had made repayments of $20.6 million. During the first nine months of fiscal 2013, we used approximately $1.2 million to repurchase 74,842 shares at an average price of $16.13, excluding commissions, under the May 2012 share repurchase programs. During the nine months ended September 30, 2012, we had draws of $23.7 million on our line of credit and had made repayments of $20.3 million. During the first nine months of fiscal 2012, we used approximately $5.9 million to repurchase 539,596 shares at an average price of $10.68, excluding commissions, under the May 2012 and November 2010 share repurchase programs.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At September 29, 2013, the principal amount outstanding under the Facility and the Term Loan was $6.9 million and $4.9 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the nine months ended September 29, 2013 and September 30, 2012, our weighted average interest rate for the Facility was 3.22% and 2.79%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at September 29, 2013. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the nine months ended September 29, 2013 and September 30, 2012 was 2.73% and 2.37%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2012. We were in compliance with all covenants as of September 29, 2013.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of September 29, 2013 was approximately $15.6 million, including our line of credit, our term loan with Wells Fargo Bank, National Association, and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million additional shares of our common stock in both the open market or through privately negotiated transactions. As of September 29, 2013 we had repurchased 398,704 shares under this program for approximately $4.6 million at an average market price of $11.55, excluding commissions. We repurchased 74,842 for approximately $1.2 million at an average market price of $16.13, excluding commissions during the first nine months ended September 29, 2013 under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #7 (July 1, 2013 - July 28, 2013)	—	—	—	676,138
Month #8 (July 29, 2013 - August 25, 2013)	55,237	16.14	55,237	620,901
Month #9 (August 25, 2013 - September 29, 2013)	19,605	16.11	19,605	601,296

(1)	Excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: November 7, 2013	By:	/s/ John F. Gilbert
John F. Gilbert
Chief Executive Officer
Director (Principal Executive Officer)

Dated: November 7, 2013		/s/ Diana Garvis Purcel
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