Form 10-K
period 2013-12-29
FAMOUS DAVES OF AMERICA INC
filed 2014-03-14
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $95.2 million as of June 28, 2013 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of March 11, 2014, 7,102,336 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 29, 2013, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

PART I

ITEM 1. BUSINESS

Summary of Business Results and Plans

Famous Dave’s of America, Inc. (“Famous Dave’s”, the “Company” or “we”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of December 29, 2013, there were 194 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and 1 Canadian province, including 54 company-owned restaurants and 140 franchise-operated restaurants. An additional 60 franchise restaurants were committed to be developed through signed area development agreements at December 29, 2013.

In fiscal 2013, total revenue was $155.4 million, a slight increase from $155.0 million in fiscal 2012. This increase was primarily related to a year over year increase in company-owned restaurant sales partially offset by a decline in franchise royalty revenue and fees. The Company realized a comparable sales increase for company-owned restaurants of 0.2% compared to a comparable sales decrease of 1.8% for fiscal 2012. The franchise-operated restaurants saw a decline in their comparable sales of 2.9%, compared to 2012’s comparable sales decline of 2.0%. During 2013, the Company opened two new company-owned restaurants, including one which was a relocation, and eight new franchise-operated restaurants, including our first location in Puerto Rico.

Fiscal 2013 earnings per diluted share were $0.62, after taking into account charges totaling $0.11 resulting from the non-cash asset impairment of a company-owned restaurant, a lease restructuring at another company-owned restaurant and residual closing costs for a restaurant that was relocated during 2013. This compared to earnings per diluted share of $0.57 in fiscal 2012, which reflected a $0.07 earnings per share impact resulting from the cumulative impact of a favorable tax rate adjustment for employment tax credits, for four open tax years, partially offset by a $0.04 earnings per share impact for closing costs for three company-owned restaurants and a lease reserve for one of the closed restaurants.

Fiscal 2013 earnings per diluted share increased year over year due to several factors. First, our restaurant level cash flow margins were positively impacted by a more favorable commodity price environment that had recovered from historically high commodity prices, in addition to lower levels of discounting in fiscal 2013 compared to fiscal 2012. Second, we discontinued investment in a direct mail program similar to the prior year and redeployed our marketing spend during 2013 in more effective ways, resulting in lower operating expenses. Lower supply costs and repair and maintenance operating costs in fiscal 2013 also positively impacted operating expenses. In total, we realized a 250 basis point increase in restaurant level cash flow margins. This improvement was partially offset by an increase in general and administrative costs year over year reflecting the impact of adding a Chief Operating Officer position, the impact of severance related to a reduction in force of approximately $348,000, and additional stock-based compensation for grants of restricted shares to our former Chief Executive Officer as well as to new board members, partially offset by reductions in overhead.

The Company believes that a focus on the following key areas in fiscal 2014 will generate shareholder value and create long-term sustainable brand value.

•	Grow top-line Revenue

•	Improve Unit Economics

•	Reduce and leverage General & Administrative Expenses

Grow top-line Revenue

In fiscal 2013, the Company created a more precise line of business approach to marketing. The three main drivers of company restaurant revenue: Dine-In, To Go, and Catering sales were now supported by marketing efforts and various programs to grow each line of business. During fiscal 2014, the Company is focused on creating a smaller full-service restaurant that has lower costs to build and operate, higher sales per square foot, and a better beverage alcohol mix. Additionally, the Company will continue its development of a revitalized counter-service concept. In support of the company’s off-premise To Go and Catering businesses, the Company will be launching a new on-line ordering platform with support for mobile web ordering, call center ordering, and a catering call center that will continue to grow its off-premise revenues.

Additionally, in fiscal 2013, the Company worked with a pricing strategy consultancy, RMS, that helped create pricing strategies to aid the Company in optimizing a new menu which was launched in April.

Improve Unit Economics

The Company will be working to further improve restaurant level margins in all of its restaurants in fiscal 2014. In 2013, there was a 250 basis point improvement in unit economics largely due to contract price improvements in food costs, labor cost savings, as well as savings from a more effective redeployment of our marketing spend. Additionally, 2013 operating expenses were positively impacted by lower supply and repair and maintenance costs. In fiscal 2014, this improvement will come predominantly as a result of favorable food contracts and expected deflation on like-contracts of approximately 5.5%. The Company will also continue to analyze labor and operating costs to improve unit economics.

Reduce and Leverage General and Administrative Expenses

The Company will continue to remove general and administrative costs from our business and will leverage these costs primarily through revenue growth in fiscal 2014.

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

Narrative Description of Business

Famous Dave’s restaurants, a majority of which offer full table service, feature hickory-smoked off-the-grill entrée favorites. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of December 29, 2013, 47 of our company-owned restaurants were full-service and 7 were counter-service. Generally, our prototypical design includes the following elements: a designated bar, a signature exterior smokestack, a separate entrance for our category-leading To Go business and a patio (where available). This design enables us to capitalize on a consistent trade-dress and readily identifiable look and feel for our future locations. We have 6,000 and 5,000 square foot packages that can be built as a free standing building, a 4,000 square foot model that most likely would be constructed as an end cap of a building, and a new 3,000 square foot design which would be constructed as a counter-service location.

In 2013, most of our franchise openings were primarily conversions of existing full-service casual dining chains to our concept. One of these was a full-service franchise-operated restaurant in Carolina, Puerto Rico. In 2013, the company opened two restaurants in Maryland that were ground-up construction of full-service restaurants. In 2012, two counter-service restaurants, utilizing our new 3,000 square foot prototype were built; a franchise-operated restaurant in Beaverton, Oregon and a company-owned restaurant in Evergreen Park, Illinois. Additionally, in 2012, a full-service company-owned restaurant was converted from another restaurant concept in Gainesville, Virginia. All other franchise locations opened in fiscal 2012 were full-service restaurants. In fiscal 2011, we built two company-owned restaurants; one a full-service restaurant and the other a counter-service restaurant, both of these restaurants were conversions from other restaurant concepts. All franchise openings in fiscal 2011 were full-service restaurants.

We offer lower cost conversion packages that provide our franchisees with flexibility to build cost effective formats, which includes opportunities to convert existing restaurants and other footprints into a Famous Dave’s restaurant. Due to the flexibility and scalability of our concept, we believe that there are a variety of development opportunities available now and in the future. Additionally in 2013, we worked with a restaurant consulting firm to develop the next evolution in our full-service and counter-service prototypes. Our two openings in fiscal 2013 reflected their insights and suggestions, including a more prominent bar presence.

We pride ourselves on the following:

High Quality Food — Each restaurant features a distinctive selection of authentic hickory-smoked off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Also, enticing side items, such as honey-buttered corn bread, potato salad, coleslaw, Shack FriesTM and Wilbur BeansTM, accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding, Hot Fudge Kahlua Brownies, and Banana Pudding, are a specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer six regional barbeque sauces: Rich & Sassy®, Texas PitTM, Georgia MustardTM, Devil’s Spit®, Sweet and ZestyTM and Wilbur’s RevengeTM. These sauces, in addition to a variety of seasonings, rubs, marinades, and other items are also distributed in retail grocery stores throughout the country under licensing agreements.

We believe that high quality food, a menu that is over 80% “scratch cooking” and the fact that we smoke our meats daily at each of our restaurants are principal points of differentiation between us and other casual dining competitors and are a significant contributing factor to repeat business. We also feel that our focus on barbecue being a noun, a verb and a culture allows for product innovation without diluting our brand. As a noun, barbeque refers to the art of the smoke and sauce. As a verb, barbeque refers to the act of grilling. As a culture, barbeque refers to the competitive spirit. As a result, we see no geographic impediments to scaling our concept and brand.

Distinctive Environment — Décor and Music — Our original décor theme was a nostalgic roadhouse shack (“Original Shack”), as defined by the abundant use of rustic antiques and items of Americana. This format was used for both full-service and counter-service restaurant formats. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have evolved our format to that of a full-service concept with several “Prototypical” designs that incorporate the best attributes of the past restaurants while providing a consistent brand image. In 2011 and 2012, we evolved our counter-service format into a newer, fast casual format that included a new layout for the restaurant, as well as new trade dress, music, décor, ambiance, and menu offerings. In 2013, we opened two new full-service restaurants as part of the evolution of the new Full-Service Prototype with a new layout for the restaurant, new trade dress, décor, and ambiance.

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

Operational Excellence — During fiscal 2013, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. Operational excellence also means an unyielding commitment to provide our guests with superior service during every visit. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.

Our menu focuses on a number of popular smoked, barbeque, grilled meat, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use prepared proprietary seasonings, sauces and mixes. This streamlined food preparation system helps lower the cost of operation by requiring fewer staff; lower training costs, and eliminates the need for highly compensated chefs. Additionally, barbeque has the ability to be batch cooked and held, which enables our award winning food to get to our guests quickly, whether in the restaurant, at their homes, or at a catering event. In order to enhance our appeal, expand our audience, increase frequency, and feature our cravable products, we have assembled a research and development product pipeline designed to generate product news.

During 2013, we offered our guests several new products as well as featured several signature core menu items. Early in 2013, and in support of the Lenten season, we re-launched our catfish entrée. We had taken it off the menu for several years due to an inability to source the product with our key specifications. We also offered an Easter holiday meal program with our own Signature Smoked Hams. In the spring, we did a national launch of “Burnt Ends” – a choice part of the brisket that is a classic barbeque item and launched extensions of this product as a result of its appeal and success. During the holiday season, we featured system-wide a Signature Smoked Ham and Signature Smoked Turkey product available for off-premise occasions.

In 2014, we will continue to use opportunistic commodity purchases of high margin items that make sense to our guests and can be inserted quickly into our promotional calendar as well as promote core menu items or new items that will be added to the menu permanently after their initial launch, such as Burnt Ends. In early 2014, we will again feature our Smoked Hams for the Easter season as well as a product extension promotion of Cheesy Burnt Ends in the spring timeframe.

Human Resources and Training/Development — A key ingredient to our success lies with our ability to hire, train, engage and retain FAMOUS Team Members at all levels of our organization. We place a great deal of importance on creating an exceptional working environment for all of our Team Members. Through our Human Resource, Talent Management and Training/Development resources, tools and programs, we continually enhance and support superior performance within our restaurants and Support Center. Our foundational guiding principle is to have Raving Internal Fans which emphasizes our commitment to doing the right thing for the organization while ensuring we have the right people in the right roles with the right resources and tools.

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

We strive to instill enthusiasm and dedication in our Team Members and continually solicit feedback regarding our organization. We conducted three cycles of Talking PRIDE Team Member Engagement feedback during 2010 - 2012. Through our Talking PRIDE Engagement Survey results, we have annually established baseline action plans which are continually benchmarked to enhance our Team Member experience. We conducted two cycles of a Business Conduct Survey in 2011 and 2012 for all Support Center and Restaurant Management Team Members. The results of this survey measured the extent to which “Do the Right Thing” exists in our organization. The results were shared within the organization and we continue to monitor progress in this area in between formal surveys with quarterly town hall meetings and other periodic employee meetings and discussions. During fiscal 2014, we will again complete a formal Talking PRIDE Team Member Engagement survey and also implement ethical workplace training for all Support Center staff and operations managers in our business to allow us to continue to strengthen our strong base as a value and ethics- based organization. In addition, we have an online Team Member ethics compliance tool, which includes a bi-lingual anonymous call center and web-based reporting center and a sophisticated issue tracking and reporting platform across all Famous Dave’s company locations.

We have numerous programs designed to recognize and reward our Team Members for outstanding performance and tenure. These programs include the Famous PRIDE Award, Spirit of the Flame Award, Ring of Fire Program, and service recognition. Service recognition provides acknowledgement and celebration of service milestone achievements. Our Famous PRIDE Award encourages those within the company to submit nominations for fellow Team Members who live and breathe Famous PRIDE. Five individuals receive this prestigious honor each year. Our Spirit of the Flame Award encourages those within the organization to nominate and recognize one winner from our company operations team or Support Center and one winner from our franchise community. The two individuals receiving this award are selected based on their demonstration of continuous and exemplary FAMOUS behavior and outstanding contributions resulting in a significant and positive impact to Famous Dave’s brand and business. Our Ring of Fire Program recognizes the MOST FAMOUS of the FAMOUS. This program offered to both company and franchise operations, rewards those operating practices that contribute to profitable sales growth and help us grow strong as a system. Exceptional operational performance is defined by consistently adhering to Famous Dave’s programs and systems and also by having a high regard for guests, Team Members, the community and the Famous Dave’s culture.

These initiatives are crucial to our maintaining turnover levels that are below industry averages which we measure using several industry data sources. Our restaurant management turnover for fiscal 2013 was approximately 16% and our restaurant hourly turnover was approximately 65%. Our Human Resource and Training organization focuses on the selection and retention of talent through programs in overall workforce planning, performance management, development, safety and risk reduction, and continued enhancements in our organizational structures for all positions in the business.

In the Training and Development arena, we offer a variety of ongoing on-the-job and classroom training programs for the operations teams (hourly Team Members, Restaurant Managers, and Multi-Unit Managers) in an effort to create defined career paths. Our FD101 University provides our newer restaurant managers a foundational based training for restaurant operations, including ServSafe Food and Alcohol Certification; and several learning sessions focused on the basic behaviors and desired skills of a Famous Dave’s Manager; as well as a comprehensive vignette-based program, Managing with PRIDE, designed to provide managers with an easy-to-remember behavioral model that defines when and how conduct, behavior, and performance are governed by organizational policy and law. We also offer a Famous Dave’s Management Certification program which provides a library of workshop offerings for our operators including the guest experience, orientation to training, leadership, and food focus topics. We also offer a webinar-based Manager Development Program with learning sessions developed specifically for our operators focused around Raving Fans, Salesmanship and Famous Food. In 2013, we developed courses for our new e-learning platform with a goal of introducing it system-wide in 2014. E-learning uses electronic technology to train tasks, skills and processes on-demand. E-learning provides many benefits including: saving costs on printed materials, saving training time with greater knowledge retention, providing a testing platform for training results, and increasing the productivity of tenured staff by keeping skills sharp.

Our system-wide Brand Conference is held annually in March and features a variety of business sessions on Marketing, Guest Experience, Training, Product Innovation, among other relevant topics. Participants include all company-owned restaurant General Managers, Area Directors, and Directors of Operations, as well as many Franchise Partners, Franchise General Managers and Franchise Multi-Unit Operators.

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

All Managers must complete an eight -week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and team member relations. We have prepared operations’ manuals relating to food and beverage quality and service standards. New team members participate in training under the close supervision of our Management. Each General Manager reports to an Area Director, who manages from six to seven restaurants, depending on the region. Our Area Directors have all served as General Managers, either for Famous Dave’s or for other restaurants, and are responsible for ensuring that operational standards are consistently applied in our restaurants, communicating company focus and priorities, and supporting the development of restaurant management teams. In addition to the training that the General Managers are required to complete as noted above, our Area Directors receive additional training through Area Director Workshops that focus specifically on managing multiple locations, planning, time management, staff and management development skills.

We have a Director of Operations who is responsible for overseeing all company-owned restaurants. This individual works closely with the Area Directors to support day-to-day restaurant operations. In addition, the Director of Operations assists in the professional development of our multi-unit supervisors and general managers. The Director of Operations is also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. This Director reported to the Chief Operating Officer.

Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each restaurant has approximately 40 to 60 team members.

Off-Premise Occasions — Focus on Convenience — In addition to our lively and entertaining dine-in experience, we provide our guests with maximum convenience by offering expedient take-out service and catering. We believe that Famous Dave’s entrées and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. Also, the high quality, reasonable cost and avoidance of preparation time make take-out of our product particularly attractive. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business. During fiscal 2013, our off-premise sales for the casual dining sector were approximately 35.6% of net restaurant sales, compared to 33.4% for fiscal 2012.

Catering accounted for approximately 9.8% of our net sales for fiscal 2013, as compared to 10.5% in 2012. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants, and each restaurant has a dedicated vehicle to support our catering initiatives.

To Go accounted for approximately 25.8% of net restaurant sales for fiscal 2013 and grew substantially from 22.9% of net restaurant sales in 2012. Our restaurants have been designed specifically to accommodate a significant level of To Go sales, including a separate To Go entrance with prominent and distinct signage, and for added convenience, we separately staff the To Go counter. We believe our focus on To Go enables Famous Dave’s to capture a greater portion of the “take-out” market and allows consumers to “trade within our brand,” when dining in is not always an option. We pursue efforts to increase awareness of To Go in all company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants. During 2013, we tested a call center for phone-in orders that alleviated wait times during peak weekend hours. During 2014, we will be rolling this call center to all company-owned restaurants along with mobile and web-based on-line ordering systems, and will look to bring these tools to the full system.

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

In 2013, we introduced a web-based, mobile-optimized guest feedback system. This system generated a new “Raving Fan” score, which measured guest likelihood to recommend Famous Dave’s to friends, family or coworkers based on a 0-10 rating scale, with 10 being highest. The scores are then tallied using a Net Promoter-style scoring (Promoters-Detractors=Net Promoters), with Promoters scoring 9 and 10 and Detractors scoring 0 through 6. Guests scoring 7 and 8 are considered Passives. The Raving Fan Score for 2013 system-wide was 78.2%, an outstanding result compared to Net Promoter scores across other customer service and retail industries. In 2014, we will continue to monitor results from the new system, work to improve operations engagement and validate the business impact to the system.

Value Proposition and Guest Frequency — We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.99 to $24.99, resulting in a per person dine-in average of $17.18 during fiscal 2013. During fiscal 2013, lunch checks averaged $15.09 and dinner checks averaged $18.47. We intend to use value priced offerings, new product introductions, and the convenience of connecting with guests on their own terms, to drive new and infrequent guests into our restaurants for additional meal occasions.

Marketing, Promotion and Sales

We believe that by specializing in unique and distinctive grilled, smoked, and southern style food, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. To further develop the advertising and promotional materials and programs designed to create brand awareness and increase the reach of the brand, we have a system-wide marketing fund. All company-owned restaurants, and those franchise-operated restaurants with agreements signed after December 17, 2003 are generally required to contribute 1% of net sales to this fund. In fiscal 2013, predominately due to the carryover of funds from fiscal 2012, the Company made the decision to decrease the 2013 Marketing Ad Fund contribution system-wide to 0.75% of net sales. In 2014, the Marketing Ad Fund contribution system-wide will remain at 0.75% of net sales.

The marketing team, working with outside consultants and other resources, is responsible for the advertising, promotion, creative development, and branding for Famous Dave’s. Franchise-operated restaurants place the advertising and marketing in their local markets based on contractual requirements, while the Famous Dave’s marketing team plans and executes the advertising and marketing for company-owned restaurants. In addition to the traditional marketing and publicity methods, Famous Dave’s uses marketing efforts that include television, internet, radio, email club, direct mail, website marketing promotion and outdoor billboards. During 2013, we reached 1.9 million PIG Club (Pretty Important Guest) members and approximately 387,000 fans on Facebook.

The strategic focus for marketing and promotion for 2013 remained the same – to be the category–defining brand in BBQ, to create a more competitive distinction, and to continue to strengthen the perception of value in the consumer’s mind. We featured four limited time offerings in 2013 that introduced our customers to new flavor profiles, innovative products and provided value and margin opportunity. Additionally, a number of new initiatives were planned around enhancing the menu, the guest experience, events marketing and social media.

Since its inception, Famous Dave’s has won over 710 awards, including some of the following prestigious awards won by our system during 2013:

•	“Best Barbeque” — Daily Herald Reader’s Choice — Chicago area restaurants

•	“Best Barbeque” — Review Journal — Las Vegas, NV

•	“Best Ribs” — BBQ, Bands & Brew — Ft. Myers FL

•	“Brisket — 3rd Place” — American Royalty Invitational — Kansas City MO

•	“Best Wedding Caterer” — The Knot — Minneapolis-St. Paul MN

•	“1st Place — Condiment — Devil’s Spit Bar-B-Que Kettle Chips” — National Barbeque Association Award of Excellence

•	“2nd Place — Best BBQ Label — Pineapple Rage” — National Barbeque Association Award of Excellence

•	“Best All Around Restaurant” — Yuma Sun — Best of Yuma Reader’s Survey — Yuma AZ

Famous Dave’s is somewhat unique in casual dining having four different occasions to interact with the consumer: Dine-In, To Go, Catering, and Retail. In 2013, we shifted our emphasis to achieving growth by going deeper in connecting with guests on their terms. Each of these dining occasions’ offer unique and often compelling sources of growth, and, each occasion is growing at a different rate. Through this differentiation, we should be able to create a more immediate relevancy and sales opportunities by solving the guest’s daily dinner dilemma and address these differences in our marketing, including menu, promotional outreach, pricing, and new product news. During 2013, we hired a Senior Director of Marketing, Director of Catering Marketing, and a Senior Manager of To Go Marketing. To further support these sales building initiatives, the Digital Services Group has provided expanded social and digital media efforts such as the use of email promotions, online and mobile ordering, as well as a To Go call center. In 2014, the Company will launch an internal catering sales center as well. Additionally, the Company has implemented a Customer Relationship Management (CRM) program to stay in touch, improve the efficiency of the catering process and market to its catering customers.

Location Strategy

We believe that the barbeque segment of the casual dining niche of the restaurant industry continues to offer strong growth opportunities, and we see no impediments to our growth on a geographical basis. Our geographical concentration as of December 29, 2013 was 42% Midwest, 12% Middle Atlantic, 7% South, 30% West, 8% Northeast, 0.5% in Canada and 0.5% in Puerto Rico. We were located in 34 states, the Commonwealth of Puerto Rico and 1 Canadian province as of December 29, 2013.

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

As part of our development strategy, we will seek conversion opportunities for future restaurants in order to streamline the development process and to minimize the up-front investment. We will also evaluate the use of our 6,000, 5,000, 4,000 and 3,000 square foot prototypes where it makes sense. With the redesign and reintroduction of our counter-service restaurant, we believe this format will allow us to access new markets or strategically locate these restaurants in existing markets where a full-service restaurant could not be sustained. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our revolving line of credit.

Company-Owned Restaurant Expansion — We are planning to open one new company-owned counter service restaurant in 2014. It will serve as a prototype for the growth of our fast-casual restaurants system-wide. In the future, we will continue to build in our existing markets in high profile, heavy traffic retail locations as part of our future operating strategy to continue to build brand awareness. Our plan is to focus on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness, and creating opportunities for operating, distribution, and marketing efficiencies.

Franchise-Operated Restaurant Expansion — We continue to grow the franchise program and anticipate 6 franchise restaurants will open during fiscal 2014, including our second restaurant in Puerto Rico. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. As of December 29, 2013, we had signed franchise area development agreements with aggregate commitments for 60 additional units that are expected to open over approximately the next five years. However, there can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network here and outside of the United States.

Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. In the past, area development agreements generally ranged from 3 to 15 restaurants, however, due to economic and market conditions, we have been willing to discuss smaller unit agreements as well as individual franchise restaurants in the right markets where it makes sense. Additionally, we have begun to focus on certain strategic international markets where it makes sense. We do believe that the counter service format will allow us to bring new franchisees, with quick-service experience, into the system.

Purchasing

To provide the freshest ingredients and in order to maximize operational efficiencies for our food products, we strive to obtain consistent quality items at competitive prices from reliable sources, including identifying secondary suppliers for many of our key products. Additionally, our secondary suppliers help us assure supply chain integrity and better logistics. Finally, to reduce freight costs, we continually optimize our distribution networks, where the products are shipped directly to the restaurants through our foodservice distributors. Each restaurant’s management team determines the daily quantities of food items needed and orders such quantities to be delivered to their restaurant.

Approximately 84% of our food and non-alcoholic beverage purchases are on contract, with the majority being proteins. Pork represents approximately 37% of our total purchases, while beef, which includes hamburger and brisket, is approximately 15%, chicken is approximately 13%, and seafood is approximately 3%. Our purchasing department contracts, as well as our food and beverage costs and trends associated with each, are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our purchasing team is also responsible for managing the procurement of non-food items for our restaurants, including restaurant equipment, small wares and restaurant supplies. Also, they contract many of our restaurants repair and maintenance services along with strategically managing our utility costs.

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

Below are the significant information technology initiatives completed in fiscal 2013:

•	Implementation of an enhanced labor management solution providing labor scheduling efficiencies, self-service processes, and more effective integration with other systems.

•	The first phase for replacement of the corporate integration and reporting application. This project will be completed in 2014 and will enable a higher level of Business Intelligence and reporting.

•	Enhanced Famousdaves.com website with clear pathways to ordering channels, enhanced capabilities for restaurant level customization, and social media integration.

•	Implementation of a new digital phone system at corporate headquarters and all of the Minnesota corporate restaurants.

•	Wireless access at all corporate restaurants.

•	Upgrade of the existing online ordering application to include a new mobile capability.

•	Implementation of a remote call center for To Go.

•	Implementation of a text-based Wait List application in 10 of the company-owned restaurants.

•	Implementation of a CRM application for the Catering line of business.

In 2014, in addition to working alongside the Digital Services Group, the department will leverage technology to support the needs of the Company through several initiatives listed below:

•	Roll-out of a new mobile FamousDaves.com website with a responsive user interface designed to automatically size properly according to the device being used.

•	Installation of a new digital phone system at 50% of the remaining restaurants.

•	Installation and rollout of a new online ordering application including a streamlined Call Center interface along with a mobile interface.

•	Implementation of a new data warehouse to enable universal access to data required for analysis and reporting by the corporate and field staff.

•	Continued enhancement of the CRM application to enable automation of numerous marketing functions.

•	Installation and implementation of an updated and enhanced ERP system for accounting and reporting.

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

Franchise Program

We are authorized to offer and sell franchises in all 50 states, the Commonwealth of Puerto Rico, and have a Canadian franchise disclosure document available. Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants with our standards of quality and promote and develop Famous Dave’s brand awareness.

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

At December 29, 2013, we had 45 ownership groups operating 140 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 60 franchise restaurants, were in place as of December 29, 2013. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. We anticipate 6 additional franchise restaurants will open during fiscal 2014.

As of December 29, 2013, we had franchise-operated restaurants in the following locations:

United States	Number of Franchise-Operated Restaurants
Arizona	6
Arkansas	2
California	20
Colorado	6
Delaware	2
Florida	2
Idaho	2
Illinois	3
Indiana	4
Iowa	3
Kansas	5
Kentucky	1
Maine	1
Michigan	9
Minnesota	6
Missouri	4
Montana	4
Nebraska	4
Nevada	6
New Jersey	1
New York	2
North Dakota	3
Oregon	3
Ohio	3
Pennsylvania	4
South Dakota	2
Tennessee	5
Texas	3
Utah	3
Washington	7
Wisconsin	11
Wyoming	1

United States Total	138
The Commonwealth of Puerto Rico	1
Canada
Manitoba	1

Canada Province Total	1
United States, the Commonwealth of Puerto Rico, and Canada Total	140

Our Franchise Operations Department is made up of the Chief Operating Officer, who guides the effort of a Director of Franchise Operations, supported by four Territory Directors. The Director of Franchise Operations has the responsibility for supporting our franchisees throughout the country and plays a critical role for us as well as for our franchise community. The Director of Franchise Operations manages the relationship between the franchisee and the franchisor and provides an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are an active participant towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. The Director of Franchise Operations shares best practices throughout the system and works to create a one-system mentality that benefits everyone. In addition, they ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the Director of Franchise Operations and the Territory Directors and the Support Center but are not required to do so. Additionally, in fiscal 2013, the Company added a new role to the Franchise Operations Department, Director of Franchise Operations Services. This role is responsible for providing operational services to the Franchise Team and Franchise Owners and Operators. This includes facilitating communication by sharing knowledge and best practices, interpreting scorecard results, and acting as a liaison between Franchise, R&D, Purchasing, IT, Training and other departments.

The Company has a comprehensive operations’ scorecard and training tool that we call “FD Powers” that helps us measure our operational effectiveness of our company-owned and franchise-operated restaurants. This scorecard is used to evaluate, monitor and improve operations in areas such as guest satisfaction, health and safety standards, community involvement, and local store marketing effectiveness, among other operating metrics. Also, we generally provide support as it relates to all aspects of franchise operations including, but not limited to, store openings, operating performance, and human resource strategic planning. Finally, the Company solicits feedback from our franchise system by conducting a Franchise Satisfaction Survey every year. The results of this survey are used to better support the needs of the franchise system while maintaining a one-system mindset.

Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees and continuing royalty payments. Currently, our domestic area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to sell that development agreement. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

Because of the continuing difficult economic environment and scarcity of capital for development, we offered reduced royalty rates, based on a sliding scale, for new restaurants opened during 2011. In 2012 and 2013, there were no reduced royalty rate programs. The Company does not anticipate offering any reduced royalty rate programs for fiscal 2014.

The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, small wares, décor and training fees as well as working capital. In 2013, franchisees were required to contribute 0.75% of net sales to a marketing fund dedicated to building system-wide brand awareness. In 2014, franchisees will be required to contribute 0.75% of net sales to the marketing fund. Additionally, franchisees have historically spent 1.5% to 2.0% of their net sales annually on local marketing activities. Currently franchisees are required to spend approximately 1.5% of their net sales annually on local marketing activities.

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

Team Members

As of December 29, 2013, we employed approximately 3,013 team members of which approximately 303 were full-time. None of our team members are covered by a collective bargaining agreement. We consider our relationships with our team members to be good.

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

The state of the economy and the volatility of the financial markets may adversely impact our business and results of operations and cash flows and may impact our ability to comply with our credit facility’s financial covenants.

The restaurant industry is still affected by macro-economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent economic recession, and the slow economic recovery, has kept consumer confidence low, and consequently, has affected the frequency of consumers’ dining out occasions, which has been harmful to our results of operations and cash flows, and has negatively impacted our financial position which has resulted in asset impairment charges being recorded and if it continues in the future, may result in further impairment of the company’s assets. Depending on the duration and severity of the continued economic downturn and the pace of recovery, it may adversely affect our ability to comply with financial covenants under our credit facility on a continuing basis. These financial covenants include, without limitation, maximum target capital expenditures and stock buy-backs, cash flow ratios, adjusted leverage ratios, and in certain circumstances, a maximum aged royalty receivable. There can be no assurances that government responses to the disruptions in the financial markets and overall economy will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As of December 29, 2013, we were in compliance with all of our covenants during fiscal 2013.

In the event we fail to comply with these or other financial covenants in the future and are unable to obtain similar amendments or waivers, our lender will have the right to demand repayment of all principal amounts outstanding under the credit facility and term loan, which were approximately $11.4 million and $4.7 million, respectively, at December 29, 2013, and to terminate the existing credit facility and term loan. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our personal property, which serves as collateral for the credit facility. Replacement financing may be unavailable to us on similar terms or at all, especially if current credit market conditions persist. Termination of our existing credit facility without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

Our future revenue, operating income, and cash flows are dependent on consumer preference and our ability to successfully execute our plan.

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

Our plan is to open one new company-owned restaurant in 2014, and we are anticipating the opening of 6 new franchise restaurants during the course of the year. There is no guarantee that any of the company-owned or franchise-operated restaurants will open when planned, or at all, due to many factors that may affect the development and construction of our restaurants, including landlord delays, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the project, and other unanticipated increases in costs, any of which could give rise to delays and cost overruns. There can be no assurance that we will successfully implement our growth plan for our company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.

Competition may reduce our revenue, operating income, and cash flows.

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

Our failure to execute our franchise program may negatively impact our revenue, operating income and cash flows.

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

The restaurant industry is subject to extensive federal, state, and local government regulation by various government agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the preparation and sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards, adjustments to tip credits, increases to minimum wage requirements, workers’ compensation and citizenship requirements. Due to the fact that we offer and sell franchises, we are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. We may also be subject in certain states to “dram-shop” statutes, which provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Our restaurants will be covered by these national requirements when they go into effect, which may be as early as 2014. This legislation mandates menu labeling of certain nutritional aspects of restaurant menu items such as caloric, sugar, sodium, and fat content. There is a risk that consumers’ dining preferences may be impacted by such menu labeling. If we elect to alter our recipes in response to such a change in dining preferences, doing so could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations.

Healthcare reform legislation could have a negative impact on our business.

Certain of the provisions of recent health care legislation that have increased our healthcare costs include the removal of annual plan limits and the mandate that health plans provide 100% coverage on expanded preventative care. In addition, our healthcare costs could increase significantly as the new legislation and accompanying regulations require us to automatically enroll employees in health coverage, potentially cover more variable hour employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. Additionally, minimum employee health care coverage mandated by state or federal legislation could have an adverse effect on our results of operations and financial condition. While much of the cost of the recent healthcare legislation enacted will occur in or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs.

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

We believe that our trademarks and other intellectual proprietary rights are important to our success and our competitive position. Accordingly, we have registered various trademarks and make use of various unregistered marks. However, the actions we have taken or may take in the future to establish and protect our trademarks and other intellectual proprietary rights may be inadequate to prevent others from imitating our products and concept or claiming violations of their trademarks and proprietary rights by us. Although we intend to defend against any improper use of our marks to the fullest extent allowable by law, litigation related to such defense, regardless of the merit or resolution, may be costly and time consuming and divert the efforts and attention of our management. As a franchisor, we are subject to additional reputation risk associated with data breaches that could occur at one of our franchise locations, that could potentially harm the Famous Dave’s brand reputation.

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

Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 11, 2014, we had 7,102,336 shares of common stock outstanding.

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

The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. We have 6,000 and 5,000 square foot packages that can be built as a free standing building, a 4,000 square foot model that most likely would be constructed as an end cap of a building and a 2,500—3,000 square foot design which would be constructed as a counter service location in an existing building or as an in-line location. Additionally, we offer lower cost conversion packages that provide our franchisees with the flexibility to build in cost effective formats, such as opportunities to convert existing restaurants into a Famous Dave’s restaurant.

In fiscal 2013, the company opened two free-standing, full-service restaurants, one in a 5,000 square foot building constructed by the landlord and the second in a 5,600 square foot prototype building constructed by the company. In addition to the company locations, franchisees opened eight full-service restaurants during fiscal 2013 including five conversions, two ground-up free-standing buildings, and one end-cap. In fiscal 2012, the company opened a 6,000 square foot full-service restaurant and a 3,600 square foot counter-service restaurant, both of which were conversions of other restaurant concepts. In 2012, several franchisees successfully converted restaurants from existing casual dining concepts In 2011, the company opened a 5,400 square foot full-service restaurant and a 3,000 square foot counter-service restaurant, both of which were conversions of other restaurant concepts. Due to the flexibility and scalability of our concept, there are a variety of development opportunities available now and in the future. In 2014, we expect to open 1 company-owned restaurant, and 6 franchise-operated restaurants.

Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 2 to 34 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales.

Our executive offices are currently located in approximately 28,600 square feet in Minnetonka, Minnesota. Our executive office lease expires November 2018, with two five-year renewal options. The minimum annual rent commitment remaining over the lease term, including renewal options, is approximately $4.4 million. Additionally, we have leased warehouse space to house our décor. This lease expires September 2015.

We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future. The following table sets forth certain information about our existing company-owned restaurant locations, as of December 29, 2013, sorted by opening date:

	Location	Square Footage	Interior Seats	Owned or Leased		Date Opened/Acquired
1	Roseville, MN (3)	4,800	105	Leased		June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased		September 1996
3	Maple Grove, MN	6,100	146	Leased	(1)	April 1997
4	Highland Park (St. Paul, MN)(3)	5,200	125	Leased		June 1997
5	Stillwater, MN	5,200	130	Leased	(1)	July 1997
6	Apple Valley, MN(3)	3,800	90	Leased	(1)	July 1997
7	Forest Lake, MN(3)	4,500	100	Leased		October 1997
8	Minnetonka, MN	5,500	140	Owned	(2)	December 1997
9	Plymouth, MN(3)	2,100	49	Owned	(2)	December 1997
10	West Des Moines, IA	5,700	150	Leased		April 1998
11	Des Moines, IA	5,800	150	Leased		April 1998
12	Cedar Falls, IA	5,400	130	Leased		September 1998
13	Bloomington, MN	5,400	140	Leased		October 1998
14	Woodbury, MN	5,900	180	Owned	(2)	October 1998
15	Lincoln, NE	6,200	185	Owned	(2)	December 1999
16	Columbia, MD	7,200	270	Leased		January 2000
17	Annapolis, MD	6,800	219	Leased		January 2000
18	Frederick, MD	5,600	180	Leased		January 2000
19	Woodbridge, VA	6,000	219	Leased		January 2000
20	Addison, IL	5,000	135	Owned	(2)	March 2000
21	North Riverside, IL	4,700	150	Leased		August 2000
22	Sterling, VA	5,800	200	Leased		December 2000
23	Oakton, VA	4,400	184	Leased		May 2001
24	Laurel, MD	5,200	165	Leased		August 2001
25	Richmond I (Richmond, VA)	5,400	180	Owned	(2)	December 2001
26	Richmond II (Richmond, VA)	5,200	158	Owned	(2)	June 2002
27	Orland Park, IL	5,400	158	Leased		June 2002
28	Virginia Commons, VA	5,600	186	Owned	(2)	June 2003
29	Chantilly, VA	6,400	205	Leased		January 2006
30	Florence, KY	5,900	217	Leased		January 2006
31	Waldorf, MD	6,600	200	Leased		June 2006
32	Coon Rapids, MN	6,300	160	Owned	(2)	December 2006
33	Fredericksburg, VA	6,500	219	Leased		September 2007
34	Owings Mills, MD	6,700	219	Leased		November 2007
35	Bolingbrook, IL	6,600	219	Leased		November 2007
36	Oswego, IL	6,600	219	Leased		December 2007
37	Alexandria, VA	6,600	219	Leased		February 2008
38	Algonquin, IL	6,000	219	Leased		September 2008
39	Greenwood, IN	5,700	184	Leased		October 2008
40	Salisbury, MD	5,400	192	Leased		October 2008
41	Brick, NJ	5,200	181	Leased		March 2010
42	May’s Landing, NJ	6,400	237	Leased		March 2010
43	Smithtown, NY	6,400	237	Leased		March 2010
44	Westbury, NY	6,400	276	Leased		March 2010
45	New Brunswick, NJ	7,200	255	Leased		March 2010
46	Mountainside, NJ	8,800	253	Leased		March 2010
47	Metuchen, NJ	6,200	176	Leased		March 2010
48	Bel Air, MD	6,360	199	Leased		August 2010
49	Falls Church, VA	5,430	169	Leased		August 2011
50	Eden Prairie, MN(3)	2,980	65	Leased		December 2011
51	Gainesville, VA	6,000	215	Leased		June 2012
52	EvergreenPark, IL(3)	3,600	90	Leased		November 2012
53	Germantown, MD	5,000	160	Leased		September 2013
54	Timonium, MD	5,600	187	Leased		November 2013

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.

(2)	Restaurant land and building are owned by the Company.

(3)	Counter service restaurant

ITEM 3.	LEGAL PROCEEDINGS

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

	2013		2012
Period	High	Low	High	Low
1st Quarter	$11.08	$9.04	$11.75	$10.15
2nd Quarter	$15.59	$10.53	$12.08	$9.32
3rd Quarter	$17.04	$15.41	$10.98	$8.16
4th Quarter	$20.82	$15.85	$10.00	$7.75

Holders

As of March 5, 2014, we had approximately 327 shareholders of record and approximately 3,449 beneficial shareholders.

Dividends

Our Board of Directors has not declared any dividends on our common stock since our inception, and does not intend to pay out any cash dividends on our common stock in the foreseeable future. We presently intend to retain all earnings, if any, to provide for growth, reduce our debt levels, and repurchase our common stock. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, loan agreement restrictions, our financial condition and other factors deemed relevant by our Board of Directors.

Stock Performance Graph

Below is a line-graph presentation that compares the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or Peer Group Index constructed by the Company. The following presentation compares the Company’s common stock price for the period from December 28, 2008 through December 29, 2013, to the S&P 500 Stock Index and to the S&P Small Cap Restaurant Index.

The Company has elected to use the S&P Small Cap Restaurant Index in compiling its stock performance graph because it believes the S&P Small Cap Restaurant Index represents a comparison to competitors’ with similar market capitalization to the Company.

The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and S&P Small Cap Restaurants was $100 on December 28, 2008, and that any dividends paid were reinvested in the same security.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Famous Dave’s of America, Inc., the S&P 500 Index, and S&P Small Cap

Restaurants

*	$100 invested on 12/28/08 in stock or index, including reinvestment of dividends. Fiscal year ending 12/29/13 with previous specific fiscal year ends at January 3, 2010, January 2, 2011, January 1, 2012, December 30, 2012, and December 29, 2013.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Purchases of Equity Securities by the Issuer

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. Since the program was adopted in May 2012, we have repurchased 702,635 shares under this program for approximately $10.3 million at an average market price per share of $14.66, excluding commissions. During fiscal 2013, we repurchased 378,773 shares under this program for approximately $6.9 million at an average market price per share of $18.22, excluding commissions. Additionally, excluded from this table, employees forfeited 10,080 shares of restricted stock during fiscal 2013, at a price of $16.14 per share, to cover withholding taxes that were due from the employees at the time that applicable forfeiture restrictions lapsed.

The following table includes information about the stock repurchase program approved on May 1, 2012 for the fiscal year ended December 29, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (December 31, 2012 — January 27, 2013)	—		—	—		676,138	(3)
Month #2 (January 28, 2013 — February 24, 2013)	—		—	—		676,138	(3)
Month #3 (February 25, 2013 — March 31, 2013)	—		—	—		676,138	(3)
Month #4 (April 1, 2013 — April 28, 2013)	—		—	—		676,138	(3)
Month #5 (April 29, 2013 — May 26, 2013)	—		—	—		676,138	(3)
Month #6 (May 27, 2013 — June 30, 2013)	—		—	—		676,138	(3)
Month #7 (July 1, 2013 — July 28, 2013)	—		—	—		676,138	(3)
Month #8 (July 29, 2013 — August 25, 2013)	55,237	(2)	16.14	55,237	(2)	620,901	(3)
Month #9 (August 26, 2013 — September 29, 2013)	19,605	(2)	16.11	19,605	(2)	601,296	(3)
Month #10 (September 30, 2013 — October 27, 2013)	18,384	(2)	16.49	18,384	(2)	582,912	(3)
Month #11 (October 28, 2013 — November 24, 2013)	259,193	(2)	18.83	259,193	(2)	323,719	(3)
Month #12 (November 25, 2013 — December 29, 2013)	26,354	(2)	19.37	26,354	(2)	297,365	(3)

(1)	Excluding commissions.

(2)	Shares purchased under the 1.0 million share publically announced repurchase plan adopted May 1, 2012.

(3)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted May 1, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

The selected financial data as of and for the fiscal years ended December 29, 2013 (fiscal 2013), December 30, 2012 (fiscal 2012), January 1, 2012 (fiscal 2011), January 2, 2011 (fiscal 2010), and January 3, 2010 (fiscal 2009) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR
($’s in 000’s, except per share data and average weekly sales)	2013	2012	2011	2010	2009(1)
STATEMENTS OF OPERATIONS DATA
Revenue	$155,432	$154,988	$154,811	$148,268	$136,018
Asset impairment and estimated lease termination and other closing costs(2)	$(1,181)	$(370)	$(513)	$(74)	$(218)
Income from operations	$7,747	$6,213	$9,396	$11,983	$10,514
Income tax expense	$(2,010)	$(805)	$(2,764)	$(3,796)	$(2,989)
Net income	$4,767	$4,360	$5,562	$7,218	$5,701
Basic net income per common share	$0.65	$0.58	$0.70	$0.84 (3)	$0.63
Diluted net income per common share	$0.62	$0.57	$0.68	$0.82 (3)	$0.62
BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$1,293	$2,074	$1,148	$2,654	$2,996
Total assets	$75,337	$76,253	$73,839	$76,129	$68,381
Long-term debt less current maturities	$18,925	$22,105	$20,451	$23,497	$17,990
Total shareholders’ equity	$32,791	$33,767	$34,094	$32,904	$32,994
OTHER DATA
Restaurant Sales:
Company-owned	$136,930	$135,730	$136,896	$131,154	$117,934
Franchise-operated	$363,438	$361,109	$355,338	$340,454	$358,696
Number of restaurants open at year end:
Company-owned restaurants	54	53	54	52	45
Franchise-operated restaurants	140	135	133	130	132

Total restaurants	194	188	187	182	177
Comparable Sales:
Company-owned comparable store
Sales increase (decrease) (4)	0.2%	(1.8)%	1.5%	0.7%	(6.3	)%(5)
Franchise-operated comparable store
Sales (decrease) increase (4)	(2.9)%	(2.0)%	0.0%	(0.8)%	(8.5	)%(5)
Average weekly sales:
Company-owned restaurants	$49,514	$49,172	$50,216	$49,187	$48,197
Franchise-operated restaurants	$52,136	$52,714	$53,096	$52,631	$53,016

(1)	Fiscal 2009 consisted of 53 weeks. Fiscal 2013, 2012, 2011 and 2010 all consisted of 52 weeks.

(2)

Fiscal 2013 reflects non-cash impairment charges for one company-owned restaurant, a lease restructuring at another company-owned restaurant, and residual closing costs for a restaurant relocated in 2013. Fiscal 2012 primarily reflects closing costs for three company-owned restaurants as well as a lease reserve for one of the closed restaurants. Fiscal 2011 primarily reflects impairment charges for three company-owned restaurants. One is still operating and two have closed. Fiscal 2009 primarily reflects closing costs for two company-owned restaurants.

(3)	Reflects gain on acquisition of New York and New Jersey restaurants in March of 2010, of $0.15 per diluted share.

(4)	Our comparable store sales includes company-owned and franchise-operated restaurants that are open year round and have been open more than 24 months.

(5)	For purposes of computing comparable store sales, this computation assumes fiscal 2009 was a 52-week year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 29, 2013, there were 194 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico, and 1 Canadian province, including 54 company-owned restaurants and 140 franchise-operated restaurants. An additional 60 franchise restaurants were committed to be developed through signed area development agreements as of December 29, 2013.

Fiscal Year

Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended December 29, 2013 (fiscal 2013), December 30, 2012 (fiscal 2012), and January 1, 2012 (fiscal 2011) all consisted of 52 weeks. Fiscal 2014, which ends on December 28, 2014, will consist of 52 weeks.

Basis of Presentation — The financial results presented and discussed herein reflect our results and the results of our wholly-owned and majority-owned consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

During fiscal 2013, in order to be more comparable to other public restaurant companies, the Company made the decision to reflect multi-unit supervision expenses within general and administrative expenses as opposed to operating expenses, where it previously had been reflected. All prior years’ results shown have been reclassified to be comparable with the current fiscal year’s presentation. For each of fiscal 2012 and fiscal 2011, this adjustment was approximately $1.9 million.

Application of Critical Accounting Policies and Estimates — The following discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Our Company’s significant accounting policies are described in (Note 1) to the consolidated financial statements included herein.

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

Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees and continuing royalty payments. Currently, our domestic area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to sell that development agreement. Substantially all of these services, which include, but are not limited to, a review of the potential franchisee’s current operations, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

Because of the continuing difficult economic environment and scarcity of capital for development, we offered reduced royalty rates, based on a sliding scale, for new restaurants opened during 2011. In 2012 and 2013, there were no reduced royalty rate programs. The company does not anticipate offering any reduced royalty rate programs for fiscal 2014.

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

Lease Accounting — We recognize lease expense for our operating leases over the entire lease term including lease renewal options where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. We account for construction allowances by recording a receivable when its collectability is considered probable, depreciating the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods, amortizing the construction allowance as a credit to rent expense over the full term of the lease, including renewal options and build-out periods, and relieving the receivable once the cash is obtained from the landlord for the construction allowance. We record rent expense during the build-out period and classify this expense in pre-opening expenses in our consolidated statements of operations.

Liquor licenses — The Company owns transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated Balance Sheets (see note 4 to our consolidated financial statements) at December 29, 2013 and December 30, 2012. We annually review the liquor licenses for impairment and in fiscal 2013 and 2012, no impairment charges were required to be recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $72,000 and $236,000, at December 29, 2013 and December 30, 2012, respectively. In 2013, the decrease in the allowance for doubtful accounts was primarily due to payments received throughout fiscal 2013 for balances previously reserved for. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

Stock-based compensation — We recognize compensation cost for share-based awards granted to team members based on their fair values at the time of grant over the requisite service period. Additionally, our board members receive share-based awards for their board service. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 9 to our financial statements).

Income Taxes — We provide for income taxes based on our estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. Accounting for uncertain tax positions requires significant judgment including estimating the amount, timing, and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. During 2012, we realized the benefit from the cumulative impact of tax credits for employee reported tips for 2012 as well as four previous tax years that were amended, or in the case of fiscal 2011, initially filed. This resulted from a more precise calculation methodology for this tax credit, and will continue to benefit us in the future.

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

Costs and Expenses — Restaurant costs and expenses include food and beverage costs, labor and benefits costs, operating expenses which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three to four months of operation. As restaurant management and team members gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control typically improve to levels similar to those at our more established restaurants.

General and Administrative Expenses — General and administrative expenses include all corporate and administrative functions that provide an infrastructure to support existing operations and support future growth. Salaries, including restaurant-level supervision, bonuses, team member benefits, legal fees, accounting fees, consulting fees, travel, rent, and general insurance are major items in this category. Additionally, we record expenses for Managers in Training (“MITs”) in this category for approximately six weeks prior to a restaurant opening. We also provide franchise services, the revenue of which are included in other revenue and the expenses of which are included in general and administrative expenses.

The following table presents items in our consolidated statements of operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years:(6)

	2013	2012	2011
Food and beverage costs(1)	30.3%	31.3%	29.8%
Labor and benefits(1)	32.4%	32.6%	31.5%
Operating expenses(1)(3)	25.6%	26.9%	26.6%
Restaurant level cash flow margin(1)(5)	11.7%	9.2%	12.0%
Depreciation & amortization (restaurant level)(1)	4.0%	4.0%	3.8%
Asset impairment and estimated lease termination and other closing costs(1)	0.9%	0.3%	0.4%
Pre-opening expenses and net loss on disposal of property(1)	0.5%	0.4%	0.3%
Costs and expenses (restaurant level)(1)	93.7%	95.5%	92.5%
Restaurant level margin(1)(4)	6.3%	4.5%	7.5%
Depreciation & amortization (corporate level)(2)	0.5%	0.4%	0.4%
General and administrative(2)(3)	12.2%	12.1%	11.9%
Total costs and expenses(2)	95.0%	96.0%	93.9%
Income from operations(2)	5.0%	4.0%	6.1%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)

In order to be consistent with what the Company believes to be a more prevalent practice among other public restaurant companies, the Company has decided to reflect multi-unit supervision expenses within general and administrative expenses, rather than as operating expenses, where they previously have been reflected. Both fiscal years ended 2012 and 2011 had an adjustment of approximately $1.9 million.

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

(5)	Restaurant level cash flow margin is equal to taking restaurant sales, net less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

(6)

Data regarding our restaurant operations as presented in this table includes sales, costs and expenses associated with our Rib Team, which netted a loss of $54,000, $69,000, and $26,000, respectively, in fiscal years 2013, 2012, and 2011. Our Rib Team travels around the country introducing people to our brand of barbeque and building brand awareness.

Fiscal Year 2013 Compared to Fiscal Year 2012

On February 10, 2014, we appointed Edward H. Rensi to serve as our interim Chief Executive Officer. Following this recent change, and under Mr. Rensi’s leadership, we are in the process of evaluating and assessing various aspects of our business that may impact our budgets and expected financial performance for fiscal 2014. As a result, we believe that it is premature to provide any guidance for fiscal 2014 in this report and have elected not to do so. We will re-assess the advisability of providing guidance in the future commencing with our quarterly report on Form 10-Q for the first fiscal quarter of 2014.

Total Revenue

Total revenue of approximately $155.4 million for fiscal 2013 increased approximately $444,000, or 0.3%, from total revenue of $155.0 in fiscal 2012. Fiscal 2013 and 2012 both consisted of 52 weeks.

Restaurant Sales, net

Restaurant sales for fiscal 2013 were approximately $136.9 million, compared to approximately $135.7 million for fiscal 2012 reflecting a 0.9% increase. Total restaurant sales reflected a 0.2% comparable sales increase, by the annualized impact of two company-owned restaurants that opened in fiscal 2012, and the partial year impact of two company-owned restaurants that opened in fiscal 2013, as well as a weighted average price increase of approximately 2.5%. This increase was partially offset by the closure of one company owned restaurant. The overall 0.2% comparable sales increase was, on a weighted basis, comprised of a 1.9% comparable sales decrease for dine-in sales, a

0.6% comparable sales decrease for catering, partially offset by a comparable sales increase for To Go of 2.6%. For fiscal 2013, off-premise sales were 35.6% of total sales, with catering at 9.8% and To Go at 25.8%. This compares to 2012’s off-premise sales of 33.4 % with catering at 10.5% and To Go at 22.9%. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 9.5% for both fiscal 2013 and 2012.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $17.4 million for fiscal 2013, compared to $18.1 million for 2012. The decrease in franchise-related revenue is primarily related to decreases in franchise fees and royalty revenue resulting from a franchise comparable sales decrease of 2.9%, partially offset by revenue generated from a net five new franchise restaurants year over year. Although our committed units to be developed decreased by two units year over year; the commitments were reflected by the execution of several smaller agreements. Fiscal 2013 included 6,971 franchise operating weeks, compared to 6,848 franchise operating weeks in fiscal 2012. There were 140 franchise-operated restaurants open at December 29, 2013, compared to 135 at December 30, 2012.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Licensing royalty revenue was approximately $805,000 for fiscal 2013 as compared to $731,000 for fiscal 2012.

Other revenue for fiscal 2013 was approximately $311,000 compared to approximately $443,000 for the comparable period of fiscal 2012. The decrease was primarily due to a decrease in the number of franchise openings year over year and a corresponding decrease in the opening assistance required.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants open at least 24 months ended December 29, 2013 increased 0.2%, compared to fiscal 2012’s decrease of 1.8%. For fiscal 2013 and fiscal 2012, there were 48 and 49 restaurants, respectively, included in the company-owned 24 month comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2013 decreased 2.9%, compared to fiscal 2012’s comparable sales which were down 2.0%. For fiscal 2013 and fiscal 2012, there were 114 and 107 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales for fiscal 2013 and fiscal 2012:

	Fiscal Years Ended
	December 29, 2013	December 30, 2012
Average Weekly Net Sales (AWS):
Company-Owned	$49,514	$49,172
Full-Service	$51,327	$50,963
Counter-Service	$37,572	$35,454
Franchise-Operated	$52,136	$52,714

Food and Beverage Costs

Food and beverage costs for fiscal 2013 were approximately $41.4 million or 30.3% of net restaurant sales compared to approximately $42.4 million or 31.3% of net restaurant sales for fiscal 2012. This decrease is primarily due to more favorable food contracts compared to fiscal 2012.

For 2014, we currently anticipate an approximate 5.5% deflation for our contracted food and beverage costs for comparable restaurants, based on what we have contracted to date and based on a projection of the remainder of the year. Late in 2013, we locked in a majority of our pork contracts for all of fiscal 2014 which positions us to capitalize on future savings should we see further opportunities in 2014 to blend and extend our contract into fiscal 2015. As we move through 2014, we will determine whether or not we will take any menu price increases in 2014.

Labor and Benefits Costs

Labor and benefits costs for fiscal 2013 were approximately $44.3 million or 32.4% of net restaurant sales, compared to approximately $44.3 million or 32.6% of net restaurant sales for fiscal 2012. This decrease was primarily due to lower direct labor costs, somewhat offset by sales deleverage on manager labor.

Operating Expenses

Operating expenses for fiscal 2013 were approximately $35.0 million or 25.6% of net restaurant sales, compared to approximately $36.5 million or 26.9% of net restaurant sales for fiscal 2012. This decrease was primarily due to the redeployment of our marketing spend during 2013 in more effective ways, such as discontinuing investing in a direct mail program similar to the prior year. Additionally, 2013 operating expenses were positively impacted by lower supply and repair and maintenance costs.

In fiscal 2013, advertising, as a percentage of sales, was approximately 2.5%, compared to fiscal 2012’s percentage at 3.4%. Due to a carryover of funds, the Company had decreased the Marketing Fund contribution system-wide, to 0.75% for fiscal 2013, from 1.0% for fiscal 2012. For 2014, the Marketing Fund contribution will remain at the 0.75% level.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2013 and 2012 was approximately $6.2 million and $6.0 million, respectively, and was 4.0% and 3.9%, respectively, of total revenue reflecting prior years capital expenditures partially offset by slightly lower current year capital expenditures and a slightly elevated total revenue base year over year.

General and Administrative Expenses

General and administrative expenses for fiscal 2013 were approximately $18.9 million or 12.2% of total revenue compared to approximately $18.7 million or 12.1% of total revenue for fiscal 2012. The slight increase year over year, reflects the impact from the addition of a Chief Operating Officer position, the impact of $348,000 related to severance costs, and additional stock based compensation for grants of restricted shares to our former Chief Executive Officer and to two new board members. This increase was partially offset by reductions in overhead. Neither fiscal 2012 nor fiscal 2013 included a cash bonus accrual.

For fiscal 2013 and 2012, stock-based compensation and board of director cash compensation expense was approximately $2.0 million and $1.7 million, respectively.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events and situations for fiscal 2013 and fiscal 2012:

2013 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Salisbury, MD	Asset impairment(1)	$943
Oakton, VA	Lease reserve(2)	200
Gaithersburg, MD	Other(3)	38

Total for 2013		$1,181

(1)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant. The remaining asset balance can be transferred to other restaurants.

(2)	Lease costs associated with terminating, and then entering into a new lease for this restaurant.

(3)	The Company incurred various costs for this restaurant which closed at the end of its natural lease term.

2012 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$289
Vernon Hills, IL	Lease reserve(2)	77
Various	Other	4

Total for 2012		$370

(1)	The Company incurred various costs for closed restaurants, primarily related to its Tulsa, OK, Vernon Hills, IL, and Yorktown, IL restaurants.

(2)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, equal to zero.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During fiscal 2013 and 2012, we had $646,000 and $474,000, respectively, of pre-opening expenses which included pre-opening rent and other pre-opening expenses.

Interest Expense

Interest expense was approximately $1.0 million or 0.6% of total revenue for fiscal 2013, and $1.1 million or 0.7% of total revenue for fiscal 2012. Interest expense was slightly favorable compared to 2012 primarily due to lower balances on our line of credit, term loan and financing lease obligations.

Interest Income

Interest income was approximately $7,000 for both fiscal 2013 and fiscal 2012. Interest income reflects interest received on short-term cash and cash equivalent balances as well as on outstanding accounts receivable balances.

Provision for Income Taxes

For fiscal 2013, our tax provision was approximately $2.0 million, or 29.7% of income before income taxes, compared to the prior year comparable period of approximately $805,000, or 15.6% of income before income taxes. Our effective tax rate for fiscal 2013 reflected a higher level of pre-tax income. During 2012, we realized the benefit from the cumulative impact of tax credits for employee reported tips for the current year as well as four previous tax years that were amended. This resulted from a more precise calculation methodology for this tax credit, and will continue to benefit us in the future.

Basic and Diluted Net Income Per Common Share

Net income for fiscal 2013 was approximately $4.8 million, or $0.65 per basic share and $0.62 per diluted share, on approximately 7,367,000 weighted average basic shares outstanding and approximately 7,648,000 weighted average diluted shares outstanding, respectively. Net income for fiscal 2012 was approximately $4.4 million, or $0.58 per basic share and $0.57 per diluted share, on approximately 7,455,000 weighted average basic shares outstanding and approximately 7,650,000 weighted average diluted shares outstanding, respectively.

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

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2012 decreased 2.0%, compared to fiscal 2011’s comparable sales which were flat. For fiscal 2012 and fiscal 2011, there were 107 and 102 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

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

Operating Expenses

Operating expenses for fiscal 2012 were approximately $36.5 million or 26.9% of net restaurant sales, compared to approximately $36.5 million or 26.6% of net restaurant sales for fiscal 2011. This increase was primarily due to sales deleverage partially offset by lower utility and repair and maintenance costs year over year. In fiscal 2012, advertising, as a percentage of sales, was approximately 3.4% which was flat to fiscal 2011.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2012 and 2011 was approximately $6.0 million and $5.6 million, respectively, and was 3.9% and 3.6%, respectively, of total revenue due to a year over year increase in capital expenditures.

General and Administrative Expenses

General and administrative expenses for fiscal 2012 were approximately $18.7 million or 12.1% of total revenue compared to approximately $18.4 million or 11.9% of total revenue for fiscal 2011. The increase is primarily due to additions and changes to our corporate infrastructure to support our lines of business strategy as well as a year over year increase in required franchise opening assistance. Additionally, 2012 did not contain a bonus accrual compared to fiscal 2011, which contained a bonus accrual of approximately $1.3 million.

For fiscal 2012 and 2011, stock-based compensation and board of director cash compensation expense was approximately $1.7 million for each fiscal year.

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

2012 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$289
Vernon Hills, IL	Lease reserve(2)	77
Various	Other	4

Total for 2012		$370

(1)	The Company incurred various costs for closed restaurants, primarily related to its Tulsa, OK, Vernon Hills, IL and Yorktown, IL restaurants.

(2)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, equal to zero.

2011 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$17
Gaithersburg, MD	Asset impairment(2)	148
Calhoun, MN	Asset impairment(3)	144
Tulsa, OK	Asset impairment(4)	198
Various	Other	6

Total for 2011		$513

(1)	The Company incurred various costs for previously closed restaurants, net of recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.

(2)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant which, we relocated to Germantown, MD in the third quarter of 2013.

(3)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant which is still operating.

(4)

In fiscal 2011, the Company entered into a purchase agreement for the sale of its Tulsa, OK restaurant for approximately $1.2 million. These assets had a net book value of approximately $1.4 million and were accounted for as held for sale and an impairment charge was recorded since the net book value of the assets exceeded the sales price. On March 2, 2012, these assets were sold.

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

Financial Condition, Liquidity and Capital Resources

As of December 29, 2013, our Company held cash and cash equivalents of approximately $1.3 million compared to approximately $2.1 million as of December 30, 2012. Our cash balance reflects a net paydown of $2.2 million on our line of credit, the use of approximately $6.8 million for the repurchase of common stock, including commissions, and the purchases of property, equipment, and leasehold improvements for approximately $6.6 million. The cash expenditures were partially offset by net cash flows from operations of $15.6 million.

Our current ratio, which measures our immediate short-term liquidity, was 0.84 at December 29, 2013, compared to 1.02 at December 30, 2012. The current ratio is computed by dividing total current assets by total current liabilities. The change in our current ratio was primarily due to a decrease in cash and cash equivalents, prepaid expenses, and deferred tax assets predominately as a result of previously amended tax returns. Additionally, there was an increase in accounts payable due to changes in certain vendor terms. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operations for each of the last three fiscal years was approximately $15.6 million in fiscal 2013, $9.6 million in fiscal 2012, and $11.9 million in fiscal 2011. Cash generated in fiscal 2013 was primarily from net income of approximately $4.8 million, depreciation and amortization of approximately $6.2 million, asset impairment, lease reserve and closing costs of $1.2 million, accounts payable of approximately $2.4 million, stock-based compensation of $1.5 million, and an increase in deferred rent of approximately $1.1 million. These net increases were partially offset by a decrease in accrued compensation and benefits of $788,000, a tax benefit for equity awards issued of $513,000, and a decrease in restricted cash of $412,000.

Cash generated in fiscal 2012 was primarily from depreciation and amortization of approximately $6.0 million, net income of approximately $4.4 million, an increase in accounts payable of approximately $1.6 million, stock-based compensation of $1.3 million, a tax benefit for equity awards issued of approximately $990,000, an increase in deferred rent of approximately $912,000, and an increase in other liabilities of approximately $518,000. These net increases were partially offset by a decrease in accrued compensation and benefits of approximately $2.4 million and a decrease in prepaid expenses and other current assets of approximately $1.0 million.

Cash generated in fiscal 2011 was primarily from net income of approximately $5.6 million, depreciation and amortization of approximately $5.6 million, stock-based compensation of $1.3 million, an increase in deferred rent of approximately $911,000, deferred taxes of approximately $659,000, a decrease in prepaid expenses of approximately $604,000 and asset impairment and estimated lease termination and other closing costs of $513,000. These net increases were partially offset by an approximate $2.0 million decrease in accounts payable and a decrease of $740,000 in other current liabilities.

Net cash used for investing activities for each of the last three fiscal years was approximately $6.8 million in fiscal 2013, $5.5 million in fiscal 2012, and $5.1 million in fiscal 2011. In fiscal 2013, we used approximately $6.6 million for capital expenditures for the construction of two new company-owned restaurants, continued investments in our existing restaurants, and various corporate infrastructure projects. Additionally, we purchased a liquor license for a new location for $229,000. In fiscal 2012, we used approximately $6.7 million for capital expenditures for the construction of two new company-owned restaurants, continued investments in, and remodeling projects for our existing restaurants and various corporate infrastructure projects. This was partially offset by $1.2 million in proceeds from the sale of restaurant assets. In fiscal 2011, we used approximately $5.5 million for capital expenditures for the construction of two new company-owned restaurants, continued investments in, and remodeling projects for our existing restaurants and various corporate infrastructure projects.

Net cash used for financing activities was approximately $9.6 million in fiscal 2013, $3.2 million in fiscal 2012, and $8.2 million in fiscal 2011. In fiscal 2013, we had draws on our line of credit of approximately $23.9 million and had repayments of approximately $26.1 million. The maximum balance on our line of credit during fiscal 2013 was $16.0 million. Additionally, we used approximately $6.8 million to repurchase approximately 379,000 shares of our common stock at an average price of $18.22 per share, including commissions. In fiscal 2012, we had draws on our line of credit of approximately $30.4 million and had repayments of approximately $27.8 million. The maximum balance on our line of credit during fiscal 2012 was $16.2 million. Additionally, we used approximately $5.9 million to repurchase approximately 541,000 shares of our common stock at an average price of $10.68 per share, including commissions. In fiscal 2011, we had draws on our line of credit of approximately $28.6 million and had repayments of approximately $30.6 million. The maximum balance on our line of credit during fiscal 2011 was $16.0 million. Additionally, we used approximately $5.7 million to repurchase approximately 610,000 shares of our common stock at an average price of $9.42 per share, including commissions. We are still under a stock repurchase authorization, and our three primary uses for capital will be to grow our system, reduce our debt levels, and when appropriate, repurchase our shares.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement will expire on July 5, 2016, and contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million, and a term loan (the “Term Loan”).

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the Credit Agreement as the greater of the Federal Funds Rate (0.25% at December 29, 2013) plus 0.5% or Wells Fargo’s prime rate (3.25% at December 29, 2013). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.50% for Eurodollar Rate Loans and from 0.00% to 1.00% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 29, 2013, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate under the Facility for fiscal years ended December 29, 2013 and December 30, 2012 was 3.24% and 2.82%, respectively.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for fiscal years ended December 29, 2013 and December 30, 2012 was 2.68% and 2.43%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 4.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $30.0 million in aggregate during the term of the agreement).

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At December 29, 2013 we had $11.4 million in borrowings under this Facility, $4.7 million outstanding principal under the Term Loan, and approximately $620,000 in letters of credit for real estate locations. As of December 29, 2013, we were in compliance with all of our covenants under our credit facility.

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

Contractual Obligations

(In thousands)

Payments Due by Period (including interest)

	Total	2014	2015	2016	2017	2018	Thereafter
Long Term Debt(1)	$4,948	$783	$776	$3,389	$—	$—	$—
Financing Leases	5,251	653	673	680	700	707	1,838	(2)
Line of Credit(3)	11,400	—	—	11,400		—	—
Operating Lease Obligations	148,047	6,209	6,360	6,266	6,310	6,376	116,526

Total	$169,646	$7,645	$7,809	$21,735	$7,010	$7,083	$118,364

(1)	This is variable interest rate debt and the interest expense assumption was based on projected interest rates ranging from 2.4% to 2.9% over the term of the loan at December 29, 2013.

(2)	Includes $1.7 million of land to be turned over at the end of the lease term.

(3)

The Company pays interest on the outstanding line balance in accordance with the terms contained in our Credit Facility (see note 7 to our financial statements and appearing elsewhere in this Annual Report). However, the Company has excluded interest payments from this commitment table because it uses the Line of Credit for working capital purposes, as such, it will periodically draw upon and partially repay the line of credit throughout any given year. This results in fluctuations in the annual outstanding balance, therefore, making it difficult to accurately estimate future principal balances and interest payments as of December 29, 2013. Additionally, the Company is contractually required to repay the balance at maturity, July 5, 2016.

See Notes 7 and 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details of our contractual obligations.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements (as such term is defined in Item 303 of regulation S-K) that are reasonably likely to have a current or future effect on our financial condition or changes in financial condition, operating results, or liquidity.

Income Taxes

In 2013, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $32.4 million for state purposes, which if not used, will begin to expire in fiscal 2020. This amount may be adjusted when we file our fiscal 2013 income tax returns in 2014.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents, investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of December 29, 2013 was approximately $18.9 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. Our management has concluded that, as of December 29, 2013, our internal control over financial reporting is effective based on these criteria.

Grant Thorton, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 29, 2013. That report is included in this annual report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter ended December 29, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The purpose of the 2005 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of the Company. Under the 2005 Plan, an aggregate of 76,385 shares of our Company’s common stock remained unreserved and available for issuance at December 29, 2013.

The Management Plan, the Director Plan and the 2005 Plan have each been approved by the Company’s shareholders. The Employee Plan was not submitted for approval to the Company’s shareholders. The following table sets forth certain information as of December 29, 2013 with respect to the Management Plan, the Employee Plan, the Director Plan and the 2005 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
1995 Stock Option and Compensation Plan	20,000	$6.15	—
1998 Director Stock Option Plan	20,000	$8.85	—
2005 Stock Incentive Plan(1)	468,414	$10.98	76,385

TOTAL	508,414	$7.89	76,385
Equity compensation plans not approved by shareholders:
1997 Employee Stock Option Plan	3,125	$6.15	—

TOTAL	511,539	$7.77	76,385

(1)	The number of securities reserved for issuance upon exercise of outstanding awards granted under the 2005 Plan includes 388,414 performance shares, 75,000 restricted shares, and 5,000 stock options.

Additional information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

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

Documents filed as part of this Form 10-K:

Exhibits:

See “exhibit index” on the page following the consolidated financial statements and related footnotes and the signature page to this Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Famous Dave’s of America, Inc.

We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave’s of America, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion.

/s/ Grant Thorton LLP

Minneapolis, MN

March 14, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Famous Dave’s of America, Inc.

We have audited the internal control over financial reporting of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 29, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 29, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thorton LLP

Minneapolis, MN

March 14, 2014

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 29, 2013 AND DECEMBER 30, 2012

(in thousands, except per share data)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,293	$2,074
Restricted cash	1,101	689
Accounts receivable, net	3,981	3,427
Inventories	2,915	2,760
Deferred tax asset	231	661
Prepaid expenses and other current assets	2,536	2,800

Total current assets	12,057	12,411

Property, equipment and leasehold improvements, net	59,733	60,429

Other assets:
Intangible assets, net	2,997	2,815
Deferred tax asset	209	206
Other assets	341	663

	$75,337	$76,524

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$980	$946
Accounts payable	6,241	3,640
Accrued compensation and benefits	3,528	3,511
Deferred tax liability	42	62
Other current liabilities	3,600	4,020

Total current liabilities	14,391	12,179

Long-term liabilities:
Line of credit	11,400	13,600
Long-term debt, less current portion	4,023	4,703
Financing lease obligations, less current portion	3,502	3,802
Deferred tax liability	920	1,440
Other liabilities	8,310	7,033

Total liabilities	42,546	42,757

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 7,274 and 7,514 shares issued and outstanding at December 29, 2013 and December 30, 2012 respectively	70	73
Additional paid-in capital	—	1,188
Retained earnings	32,721	32,506

Total shareholders’ equity	32,791	33,767

	$75,337	$76,524

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 29, 2013, DECEMBER 30, 2012, AND JANUARY 1, 2012

(in thousands, except per share data)

	December 29, 2013	December 30, 2012	January 1, 2012
Revenue:
Restaurant sales, net	$136,930	$135,730	$136,896
Franchise royalty revenue	17,104	17,354	16,611
Franchise fee revenue	282	730	320
Licensing and other revenue	1,116	1,174	984

Total revenue	155,432	154,988	154,811

Costs and expenses:
Food and beverage costs	41,431	42,431	40,829
Labor and benefits costs	44,335	44,257	43,170
Operating expenses	34,995	36,505	36,470
Depreciation and amortization	6,160	6,000	5,616
General and administrative expenses	18,903	18,708	18,391
Asset impairment and estimated lease termination and other closing costs	1,181	370	513
Pre-opening expenses	646	474	412
Net loss on disposal of property	34	30	14

Total costs and expenses	147,685	148,775	145,415

Income from operations	7,747	6,213	9,396

Other expense:
Interest expense	(997)	(1,050)	(1,085)
Interest income	7	7	22
Other income (expense), net	20	(5)	(7)

Total other expense	(970)	(1,048)	(1,070)

Income before income taxes	6,777	5,165	8,326

Income tax expense	(2,010)	(805)	(2,764)

Net income	$4,767	$4,360	$5,562

Basic net income per common share	$0.65	$0.58	$0.70

Diluted net income per common share	$0.62	$0.57	$0.68

Weighted average common shares outstanding — basic	7,367	7,455	7,972

Weighted average common shares outstanding — diluted	7,648	7,650	8,149

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED

DECEMBER 29, 2013, DECEMBER 30, 2012, AND JANUARY 1, 2012

(in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance — January 2, 2011	8,245	$82	$10,238	$22,584	$32,904
Exercise of stock options	41	—	128	—	128
Tax benefit for equity awards issued	—	—	80	—	80
Common stock issued	40	1	153	—	154
Performance shares surrendered to cover payroll taxes incurred	(9)	—	(82)	—	(82)
Repurchase of common stock	(610)	(6)	(5,753)	—	(5,759)
Stock-based compensation	—	—	1,183	—	1,183
Deferred compensation	—	—	(76)	—	(76)
Net income	—	—	—	5,562	5,562

Balance — January 1, 2012	7,707	$77	$5,871	$28,146	$34,094
Exercise of stock options	33	—	22	—	22
Tax benefit for equity awards issued	—	—	990	—	990
Common stock issued	414	2	1,464	—	1,466
Performance shares surrendered to cover payroll taxes incurred	(101)	—	(1,189)	—	(1,189)
Repurchase of common stock	(539)	(6)	(5,768)	—	(5,774)
Stock-based compensation	—	—	1,096	—	1,096
Deferred compensation	—	—	(1,298)	—	(1,298)
Net income	—	—	—	4,360	4,360

Balance — December 30, 2012	7,514	$73	$1,188	$32,506	$33,767
Exercise of stock options	31	—	(42)	—	(42)
Tax benefit for equity awards issued	—	—	513	—	513
Common stock issued	178	—	383	—	383
Performance shares surrendered to cover payroll taxes incurred	(60)	—	(641)	—	(641)
Repurchase of common stock	(389)	(3)	(4,072)	(3,001)	(7,076)
Stock-based compensation	—	—	1,076	—	1,076
Deferred compensation	—	—	1,595	(1,551)	44
Net income	—	—	—	4,767	4,767

Balance — December 29, 2013	7,274	$70	$—	$32,721	$32,791

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 29, 2013, DECEMBER 30, 2012, AND JANUARY 1, 2012

(in thousands)

	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income	$4,767	$4,360	$5,562
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	6,160	6,000	5,616
Amortization of deferred financing costs	69	21	59
Net loss on disposal of property	34	30	14
Asset impairment and estimated lease termination and other closing costs	1,181	370	513
Inventory reserve	—	72	6
Deferred income taxes	(113)	(265)	659
Deferred rent and net amortization of lease interest assets and liabilities	1,084	912	911
Stock-based compensation	1,502	1,264	1,259
Tax benefit for equity awards issued	(513)	(990)	(80)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(412)	(414)	(181)
Accounts receivable, net	(179)	(304)	(333)
Inventories	(182)	(134)	(310)
Prepaid expenses and other current assets	264	(1,043)	604
Deposits	(12)	47	19
Accounts payable	2,351	1,601	(2,042)
Accrued compensation and benefits	(788)	(2,383)	208
Other current liabilities	197	518	(580)
Other liabilities	25	—	—
Long-term deferred compensation	165	(36)	(52)

Cash flows provided by operating activities	15,600	9,626	11,852

Cash flows from investing activities:
Payments received on notes receivable	—	60	378
Proceeds from the sale of restaurant assets	—	1,200	—
Purchases of property, equipment and leasehold improvements	(6,584)	(6,712)	(5,506)
Purchases of intangible assets	(229)	(21)	—

Cash flows used for investing activities	(6,813)	(5,473)	(5,128)

Cash flows from financing activities:
Proceeds from draws on line of credit	23,900	30,400	28,600
Payments on line of credit	(26,100)	(27,800)	(30,600)
Payments for debt issuance costs	(58)	(62)	(96)
Payments on long-term debt and financing lease obligations	(946)	(905)	(680)
(Payments) proceeds from exercise of stock options	(42)	22	128
Tax benefit for equity awards issued	513	990	80
Repurchase of common stock	(6,835)	(5,872)	(5,662)

Cash flows used for financing activities	(9,568)	(3,227)	(8,230)

(Decrease) increase in cash and cash equivalents	(781)	926	(1,506)

Cash and cash equivalents, beginning of year	2,074	1,148	2,654

Cash and cash equivalents, end of year	$1,293	$2,074	$1,148

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business — We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of December 29, 2013, there were 194 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico, and 1 Canadian province, including 54 company-owned restaurants and 140 franchise-operated restaurants. An additional 60 franchise restaurants were committed to be developed through signed area development agreements as of December 29, 2013.

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

During fiscal 2013, in order to be more comparable to other public restaurant companies, the Company made the decision to reflect multi-unit supervision expenses within general and administrative expenses as opposed to operating expenses, where it previously had been reflected. The prior year’s results have been reclassified to be comparable with the current fiscal year’s presentation. For fiscal 2012 and 2011, the reclassification from operating expenses to general and administrative expenses was approximately $1.9 million each year.

Financial instruments — Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair value. The fair value of long-term debt approximates the carrying amount based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Segment reporting — We have company-owned and franchise-operated restaurants in the United States, the Commonwealth of Puerto Rico, and Manitoba, Canada, and operate within the single industry segment of foodservice. We make operating decisions on behalf of the Famous Dave’s brand which includes both company-owned and franchise-operated restaurants. In addition, all operating expenses are reported in total and are not allocated to franchising operations for either external or internal reporting. We believe we meet the criteria for aggregating our operating segments into a single reporting segment.

Fiscal year — Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended December 29, 2013 (fiscal 2013), December 30, 2012 (fiscal 2012), and January 1, 2012 (fiscal 2011) all consisted of 52 weeks.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents — Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured at December 29, 2013 and December 30, 2012. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted cash and marketing fund — We have a system-wide marketing fund where Company-owned restaurants in addition to franchise-operated restaurants, that entered into franchise agreements with the Company after December 17, 2003, are required to contribute a percentage of net sales to the fund that is used for public relations and marketing development efforts throughout the system. These restaurants were required to contribute 0.75% and 1.00% of net sales to this fund during fiscal 2013 and 2012, respectively. In fiscal 2014, the contribution will remain at 0.75% of net sales. The assets held by this fund are considered restricted and are in an interest bearing account. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets. As of December 29, 2013 and December 30, 2012, we had approximately $1.1 million and $689,000 in this fund, respectively.

Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $72,000 and $236,000, at December 29, 2013 and December 30, 2012, respectively. In fiscal 2013, the decrease in the allowance for doubtful accounts was primarily due to payments received throughout fiscal 2013 for balances previously reserved. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

Inventories — Inventories consist principally of small wares and supplies, food and beverages, and retail goods, and are recorded at the lower of cost (first-in, first-out) or market.

Property, equipment and leasehold improvements, net — Property, equipment and leasehold improvements are capitalized at a level of $250 or greater and are recorded at cost. Repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, and equipment are depreciated using the straight-line method over estimated useful lives ranging from 3-7 years, with the exception of restaurant signage which, is included in furniture, fixtures, and equipment and is depreciated over 10 to 15 years, while buildings are depreciated over 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including reasonably assured renewal options, or the estimated useful life of the assets. Décor that has been installed in the restaurants is recorded at cost and is depreciated using the straight-line method over seven years.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquor licenses — The Company has transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated balance sheets (see note 4) at December 29, 2013 and December 30, 2012. We annually review the liquor licenses for impairment and in fiscal 2013 and 2012, no impairment charges were recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Debt issuance costs — Debt issuance costs are amortized to interest expense over the term of the related financing. The carrying value of our deferred debt issuance costs, classified in other long-term assets, is approximately $210,000, and $221,000 respectively, net of accumulated amortization of $737,000 and $668,000, respectively, as of December 29, 2013 and December 30, 2012, respectively.

Construction overhead and capitalized interest — We capitalize construction overhead costs until the time a building is turned over to operations, which is approximately two weeks prior to opening. In fiscal 2013, 2012, and 2011, we capitalized construction overhead costs of approximately $138,000, $203,000, and $196,000, respectively. The decrease is primarily due to no remodel projects taking place in fiscal 2013 compared to 3 remodels in fiscal 2012 and 4 in 2011. In fiscal 2013 and 2012, we capitalized interest costs of approximately $30,000 and $28,000, respectively. There were no capitalized interest costs in fiscal year 2011. We depreciate and amortize construction overhead and capitalized interest over the same useful life as leasehold improvements.

Advertising costs — Advertising costs are charged to expense as incurred. Advertising costs were approximately $3.4 million, $4.6 million, and $4.7 million for fiscal years 2013, 2012, and 2011, respectively, and are included in operating expenses in the consolidated statements of operations. The decrease in advertising costs from the prior fiscal years was primarily due to the discontinuation of the aggressive direct mail program.

Software implementation costs — We capitalize labor costs associated with the implementation of significant information technology infrastructure projects based on actual labor rates per person including benefits, for all time spent on the implementation of software and are depreciated over 5 years. In fiscal 2013 and 2011, we capitalized software implementation costs of $134,000 and $48,000, respectively. In fiscal 2012, we did not capitalize any software implementation costs.

Research and development costs — Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and promotional offerings, recipe enhancements and documentation activities. Research and development costs were approximately $388,000, $348,000, and $342,000, for fiscal years 2013, 2012, and 2011, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses — All start-up and pre-opening costs are expensed as incurred. In fiscal 2013, 2012, 2011, we had pre-opening expenses of approximately $646,000, $474,000, and $412,000 respectively, related to two Company-owned restaurants opened per year. Also, included in pre-opening expenses is pre-opening rent during the build-out period. The increase in fiscal 2013 compared to fiscal 2012 and 2011 was primarily due to the opening of two full-service restaurants compared to the opening of one full-service restaurant and one counter- service restaurant in fiscal 2012 and 2011, respectively.

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

Asset retirement obligation — We recognize a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. The net ARO liability included in other long term liabilities in our consolidated balance sheets was $107,000 at December 29, 2013 and $101,000 at December 30, 2012.

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

Net income per common share — Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options and restricted stock units, when dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net income per common share:

	Fiscal Year
(in thousands, except per share data)	2013	2012	2011
Net income per common share — basic:
Net income	$4,767	$4,360	$5,562
Weighted average shares outstanding	7,367	7,455	7,972
Net income per common share — basic	$0.65	$0.58	$0.70

Net income per common share — diluted:
Net income	$4,767	$4,360	$5,562
Weighted average shares outstanding	7,367	7,455	7,972
Dilutive impact of common stock equivalents outstanding	281	195	177

Adjusted weighted average shares outstanding	7,648	7,650	8,149
Net income per common share — diluted	$0.62	$0.57	$0.68

All options outstanding as of December 29, 2013 were included in the computation of diluted earnings per share. There were 15,000 and 25,500 options outstanding as of December 30, 2012, and January 1, 2012, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

Stock-based compensation — We recognize compensation cost for share-based awards granted to team members and Board members based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 9).

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) is classified as cash flows from financing activities. There were no stock options granted during fiscal years 2013, 2012, or 2011.

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

Franchise arrangements — Initial franchise fee revenue is recognized when we have performed substantially all of our obligations as franchisor. Franchise royalties are recognized when earned.

Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees and continuing royalty payments. Currently, our domestic area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to sell that development agreement. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Team, and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

Because of the continuing difficult economic environment and scarcity of capital for development, we offered reduced royalty rates, based on a sliding scale, for new restaurants opened during 2011. In 2012 and 2013, there were no reduced royalty rate programs. The Company does not anticipate offering any reduced royalty rate programs for fiscal 2014.

Licensing and other revenue — We have a licensing agreement for our retail products, the initial term of which expires in April 2015 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue is recorded based on royalties earned by the Company in accordance with our agreement. Licensing revenue for fiscal years 2013, 2012, and 2011 was approximately $805,000, $731,000, and $702,000, respectively.

Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training, information technology setup and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2013, 2012, and 2011 was approximately $311,000, $443,000, and $282,000, respectively.

(2) INVENTORIES

Inventories consisted approximately of the following at:

(in thousands)	December 29, 2013	December 30, 2012
Small wares and supplies	$1,686	$1,576
Food and beverage	1,229	1,161
Retail goods	—	23

	$2,915	$2,760

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net, consisted approximately of the following at:

(in thousands)	December 29, 2013	December 30, 2012
Land, buildings, and improvements	$74,172	$72,509
Furniture, fixtures, and equipment	42,760	39,325
Décor	2,758	2,773
Construction in progress	512	787
Accumulated depreciation and amortization	(60,469)	(54,965)

Property, equipment and leasehold improvements, net	$59,733	$60,429

(4) INTANGIBLE ASSETS

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite lived assets (see note 1) and are not subject to amortization. The lease interest assets are amortized, to occupancy costs, on a straight-line basis over the remaining term of each respective lease. Amortization for each of the next five years is expected to be approximately $47,500.

A reconciliation of beginning and ending amounts of intangible assets for the years ended December 30, 2012 and December 29, 2013, respectively, is presented in a table below:

	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
(in thousands)
Balance at December 30, 2012
Lease interest assets	27.1	$1,417	$(135)	$1,282	$(48)	$1,234
Liquor licenses(1)		1,581	—	1,581	—	1,581

Total		$2,998	$(135)	$2,863	$(48)	$2,815

	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(2)	Non- Current Portion
(in thousands)
Balance at December 29, 2013
Lease interest assets	26.1	$1,417	$(183)	$1,234	$(47)	$1,187
Liquor licenses(1)		1,810	—	1,810	—	1,810

Total		$3,227	$(183)	$3,044	$(47)	$2,997

(1)

The company purchased a liquor license for a new company-owned restaurant, opened in the fourth quarter of fiscal 2013, for a total of $250,000: $21,000 was recorded in fiscal 2012 and $229,000 was recorded in the first quarter of fiscal 2013.

(2)	The current portion of lease interest assets are recorded in prepaid expenses and other current assets.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

(in thousands)	December 29, 2013	December 30, 2012
Gift cards payable	$1,855	$1,863
Other liabilities	831	1,112
Sales tax payable	747	803
Deferred franchise fees	115	89
Income taxes payable	34	—
Accrued property and equipment purchases	18	153

	$3,600	$4,020

(6) OTHER LIABILITIES

Other liabilities consisted of the following at:

(in thousands)	December 29, 2013	December 30, 2012
Deferred rent	$7,831	$6,785
Other liabilities	347	147
Asset retirement obligations	107	101
Income taxes payable	25	—

	$8,310	$7,033

(7) CREDIT FACILITY AND DEBT COVENANTS, LONG-TERM DEBT, AND FINANCING LEASE OBLIGATIONS

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement was amended on March 14, 2013 and will expire on July 5, 2016, and contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million, and a term loan (the “Term Loan”). See “Long-Term Debt” below.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the Credit Agreement as the greater of the Federal Funds Rate (0.25% at December 29, 2013) plus 0.5% or Wells Fargo’s prime rate (3.25% at December 29, 2013). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.50% for Eurodollar Rate Loans and from 0.00% to 1.00% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 29, 2013, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average rate for the fiscal years ended December 29, 2013 and December 30, 2012 was 3.24% and 2.82%, respectively.

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 4.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $10.0 million in aggregate during any 12 month period, and $30.0 million in aggregate during the term of the agreement).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At December 29, 2013 we had $11.4 million in borrowings under this Facility, $4.7 million of outstanding principal under the Term Loan, and approximately $620,000 in letters of credit for real estate locations. As of December 29, 2013, we were in compliance with all of our covenants.

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

Our credit facility consisted of the following at:

(in thousands)	December 29, 2013	December 30, 2012
Credit facility — Wells Fargo — balloon payment of the outstanding balance due July 2016	$11,400	$13,600
Less: current maturities	—	—

Long-term credit facility net of current portion	$11,400	$13,600

Required principal payments under our credit facility are as follows:

(in thousands)
Fiscal Year
2014	$—
2015	—
2016	11,400

Total	$11,400

Long-Term Debt

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for fiscal years ended December 29, 2013 and December 30, 2012 was 2.68% and 2.43%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted approximately of the following at:

(in thousands)	December 29, 2013	December 30, 2012
Notes Payable — Wells Fargo — monthly installments are approximately $57 until July 2016; at which time we have a balloon payment of approximately $3,003 including interest at an adjusted Eurodollar rate plus the applicable margin for an interest rate period of one, two, three, or six months; which is determined by the Company and is due July 2016, secured by the property and equipment	$4,703	$5,383
Less: current maturities	(680)	(680)

Long-term debt net of current maturities	$4,023	$4,703

Required principal payments on long-term debt are as follows:

(in thousands)
Fiscal Year
2014	$680
2015	680
2016	3,343

Total	$4,703

Financing Lease Obligation

On March 31, 1999, the Company completed a $4.5 million financing obligation involving three existing restaurants as part of a sale/leaseback transaction. Under this financing, we are obligated to make monthly payments of $54,428 (which increases 4.04% every two years) for a minimum of 20 years. At the end of the 20 year lease term, we may extend the lease for up to two additional five year terms. We also have the option to purchase the leased restaurants on the 20th anniversary of the lease term and between the first and second five year option terms. The option purchase price is the greater of $4.5 million or the fair market value, as defined in the agreement, of the properties at the time the purchase option is exercised. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements, and are being depreciated over a 20 year term. In addition, as the monthly lease payments are made, the obligation will be reduced by the 20 year amortization table.

Financing lease obligations consisted of the following at:

(in thousands)	December 29, 2013	December 30, 2012
Financing lease — Spirit Financial — monthly installments of $54-$59 – including an interest rate of 9.63%, due in March 2019.	$3,802	$4,068
Less current maturities	(300)	(266)

Long-term financing lease net of current maturities	$3,502	$3,802

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Required future minimum payments under our financing leases are as follows:

(in thousands)
Fiscal Year
2014	$653
2015	673
2016	680
2017	700
2018	707
Thereafter	1,838

Total	$5,251

(8) OPERATING LEASE OBLIGATIONS

We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 2 to 34 years, including lease renewal options. Of the total operating leases, 14 require percentage rent between 3% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal years 2013 and 2012 including rent, common area maintenance costs, real estate taxes and percentage rent, were each approximately $9.8 million. In fiscal 2011, the total occupancy lease costs were $9.5 million. Rent expense was approximately $5.9 million, $5.7 million, and $5.6 million, for fiscal years 2013, 2012, and 2011, respectively. Percentage rent was approximately $17,000, $28,000, and $71,000 for fiscal years 2013, 2012, and 2011, respectively.

The Company sublet 2,100 square feet of its corporate office space from December 2009 to August 2013. Sublease income has reduced the future minimum lease payments. In 2013, 2012, and 2011, the Company recognized $23,000, $34,000, and $32,000, respectively, of sublease income which partially offset our total rent expense.

Future minimum lease payments (including reasonably assured renewal options) existing at December 29, 2013 were:

(in thousands)
Fiscal Year
2014	$6,209
2015	6,360
2016	6,266
2017	6,310
2018	6,376
Thereafter	116,526

Total	$148,047

(9) PERFORMANCE SHARES, STOCK OPTIONS, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES

Stock-based Compensation

We have adopted a 1995 Stock Option and Compensation Plan, a 1997 Employee Stock Option Plan, a 1998 Director Stock Option Plan and a 2005 Stock Incentive Plan (the “Plans”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. Under the Plans, an aggregate of 76,385 shares of our Company’s common stock remained unreserved and available for issuance at December 29, 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense in our consolidated statements of operations for the years ended 2013, 2012, and 2011, respectively, as follows:

	For the Years Ended
(in thousands)	December 29, 2013	December 30, 2012	January 1, 2012
Performance Share Programs:
2009 Program(1)	—	—	235
2010 Program(1)	—	153	343
2011 Program(1)	205	343	469
2012 Program(1)	297	464	—
2013 Program(2)	582	—	—

Performance Shares and Performance Stock Units	$1,084	$960	$1,047
Restricted Stock and Restricted Stock Units	405	210	136
Director Shares	117	94	76

	$1,606	$1,264	$1,259

(1)	The 2009, 2010, 2011 and 2012 Program’s consisted entirely of performance shares.

(2)	For fiscal year 2013, the 2013 Program’s stock-based compensation reflected approximately $478,000 related to performance shares and $104,000 related to performance stock units.

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

For fiscal 2011 and 2012, performance under the Company’s performance share programs was measured by comparing actual earnings per share to a target earnings per share amount. For fiscal 2013, the Compensation Committee of the Board of Directors had elected to replace earnings per share with Adjusted EBITDA as the metric by which to measure performance. For these purposes, “Adjusted EBITDA” was defined as income from operations of the Company, plus depreciation, and amortization, non-cash adjustments (such as asset impairment, lease termination and other closing costs) and other non-cash items as approved by the Company’s Compensation Committee. Adjusted EBITDA was subject to adjustment by the Compensation Committee in its sole discretion for non-recurring items.

We recognize compensation cost for performance share awards over the requisite service period (i.e. fixed treatment) based on their fair value, which is the closing stock price at the date of grant. Participants in each performance share program are entitled to receive a number of shares of our common stock (“Performance Shares”) based upon the extent to which we achieve the cumulative total of the earnings per share or Adjusted EBITDA goals established by our Compensation Committee for each fiscal year within a three-year performance period (the “Cumulative EPS Goal” or “Cumulative Adjusted EBITDA Goal”). Receipt of any performance shares is contingent upon us achieving a specified minimum percentage of the Cumulative EPS Goal or Cumulative Adjusted EBITDA Goal (as applicable).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize compensation cost for performance stock unit awards over the requisite service period based on their initial fair value, which is the closing stock price at the date of grant. This award is adjusted to fair value based on the closing stock price at the end of each fiscal quarter. Recipients of performance stock unit awards are entitled to receive a cash payout based on a number of our stock units awarded (“Performance Stock Unit”) to the extent we achieve the Cumulative Adjusted EBITDA Goal, and the market value of our common stock.

At December 29, 2013, the following performance share programs were in progress:

Award Date	Program	Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)	Estimated Payout of Performance Shares and Performance Stock Units (at December 29, 2013)(3)		Minimum Cumulative Earnings Goal	Maximum Payout (as a percent of target number)
1/3/2011	2011 Program(2)	105,500	91,449	(4)	80.0%	100.0%
1/2/2012	2012 Program	117,200	102,550	(5)	*	110.0	%(7)
1/8/2013	2013 Program(8)	186,050	173,768	(6)	*	100.0	%(9)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal or Adjusted EBITDA Goal.

(2)

If the Company achieves the minimum Cumulative EPS Goal, then each recipient will be entitled to receive a percentage of the “Target” number of Performance Shares granted that is equal to the percentage of the Cumulative EPS Goal achieved, up to the maximum payout, up to 100%.

(3)	Net of employee forfeitures.

(4)	Program completed its vesting in 2013, the attainment percentage was 86.7%.

(5)	Assumes an estimated payout equal to 87.5% of the applicable Cumulative EPS Goal.

(6)	Assumes an estimated payout equal to 90% of the applicable Cumulative Adjusted EBITDA Goal.

(7)

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

(8)	This program consists of 167,845 performance shares and 18,205 performance stock units originally granted and an estimated payout of 157,383 performance shares and 16,385 performance stock units.

(9)

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors’ Compensation

We recognized Board of Directors’ Compensation expense in our consolidated statement of operations for the years ended 2013, 2012, and 2011, respectively, as follows:

(in thousands)	Fiscal Years
	2013	2012	2011
Stock-based compensation(1)(2)(3)	$117	$94	$76
Cash compensation	435	395	413

Total board of directors’ compensation	$552	$489	$489

(1)

On May 5, 2009, and September 29, 2009 one-time 25,000 share restricted stock awards were granted to Lisa A. Kro and Wallace B. Doolin, respectively, upon joining the Board of Directors. The grants to Ms. Kro and Mr. Doolin had grant date fair values of $168,000 and $150,000, respectively, and will vest ratably over a period of five years beginning on the commencement date of their Board service.

(2)

On August 2, 2011, a one-time 15,000 share restricted stock award was granted to John F. Gilbert III, upon assuming his new position on the Board of Directors. The grant to Mr. Gilbert had a grant date fair value of $154,000. Subsequent to the end of fiscal 2013, Mr. Gilbert resigned from the Board of Directors and all unvested restricted shares have been forfeited and returned to the company.

(3)

On April 30, 2013, a one-time 13,575 share restricted stock award was granted to Patrick Walsh, upon joining the board of directors. The grant to Mr. Walsh had a grant date fair value of $150,000 and will vest ratably over a period of five years which began on the commencement date of his board service.

(4)

On November 27, 2013, a one-time 7,640 share restricted stock award was granted to Adam Wright, upon joining the board of directors. The grant to Mr. Wright had a grant date fair value of $150,000 and will vest ratably over a period of five years which began on the commencement date of his board service.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Options outstanding at January 2, 2011	247	$6.27
Exercised(1)	(54)	4.79
Canceled or expired	—	—

Options outstanding at January 1, 2012	193	6.68
Exercised(2)	(80)	5.97
Canceled or expired	(11)	10.98

Options outstanding at December 30, 2012	102	6.80
Exercised(3)	(54)	5.92
Canceled or expired	—	—

Options outstanding at December 29, 2013	48	$7.77

Options Exercisable at January 1, 2012	193	$6.68

Options Exercisable at December 30, 2012	102	$6.80

Options Exercisable at December 29, 2013	48	$7.77

(1)	In 2011, option holders elected to forfeit approximately 13,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 41,000 shares.

(2)	In 2012, option holders elected to forfeit approximately 47,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 33,000 shares.

(3)	In 2013, option holders elected to forfeit approximately 23,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 31,000 shares.

The following table summarizes information about stock options outstanding at December 29, 2013:

(number outstanding and number exercisable in thousands)

Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted- average remaining contractual life in years	Weighted-average exercise price
$6.15 – $10.98	48	0.57	$7.77

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeds the exercise price of the option) exercised during fiscal 2013 was approximately $203,000. As of December 29, 2013, the aggregate intrinsic value of options outstanding and exercisable was approximately $538,000.

Restricted Stock

On October 8, 2012, John Gilbert III, was named Chief Executive Officer by the Company’s Board of Directors. Pursuant to the agreement governing Mr. Gilbert’s employment, the Company granted 150,000 shares of restricted stock having an aggregate grant date fair value of $1.5 million. Subsequent to the end of fiscal 2013, Mr. Gilbert resigned as the Company’s Chief Executive Officer and all unvested restricted shares have been forfeited and returned to the Company.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

On October 8, 2012, the Company’s Board of Directors named Christopher O’Donnell President and Chief Operating Officer. Prior to his appointment, he was the President and Chief Executive Officer from September 11, 2008 until October 8, 2012. Pursuant to the agreement dated September 11, 2008, governing Mr. O’Donnell’s employment, the Company granted 50,000 restricted stock units having an aggregate grant date fair value of $454,000. These restricted stock units vested in three equal installments on the three, four and five year anniversaries of the grant date provided that Mr. O’Donnell remains employed by the Company through the applicable vesting date. To the extent vested, Mr. O’Donnell will have the right to receive shares comprising the restricted stock units upon a termination of his employment that is a “separation from service” (as determined by Section 409A of the Internal Revenue Code of 1986, as amended), at which point the restricted stock units will become issued and outstanding shares. If Mr. O’Donnell is a “specified employee” (as determined under Section 409A) as of the date of his separation from service, the issuance of shares will occur six months following such separation from service (or, if earlier, upon his death). The compensation expense for this grant was recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations through the applicable service period which expired in the third quarter of fiscal 2013.

In addition, on September 11, 2008, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. This grant is subject to the same terms and conditions as Mr. O’Donnell’s grant.

Common Share Repurchases

On November 4, 2010, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. As of May 1, 2012 we had repurchased all of the shares under this program for approximately $8.8 million at an average market price per share of $9.91, excluding commissions.

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. Since the program was adopted in May 2012, we had repurchased 702,635 shares for approximately $10.3 million at an average market price per share of $14.66, excluding commissions. As of December 29, 2013, we had repurchased 378,773 shares under this program for approximately $6.9 million at an average market price per share of $18.22, excluding commissions.

In addition, Employees forfeited 10,080 shares of restricted stock during fiscal 2013, at a price of $16.14 per share, to cover withholding taxes that were due from the employees at the time that the applicable forfeiture restrictions lapsed.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, which gives eligible team members the option to purchase Common Stock (total purchases in a year may not exceed 10% of a team member’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. For the year ended December 29, 2013 and December 30, 2012, there were approximately 2,793 shares and 4,725 shares purchased, respectively, with a weighted average fair value of $14.22 and $10.51, respectively. For the fiscal years ended December 29, 2013 and December 30, 2012, the Company did not recognize any expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423. The Company chose to eliminate this program effective fiscal 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) RETIREMENT SAVINGS PLANS

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2013, 2012, and 2011 we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Team member contributions were approximately $522,000, $541,000, and $564,000, for fiscal 2013, 2012, and 2011, respectively. The employer match was $131,000, $89,000, and $86,000 for fiscal 2013, 2012, and 2011, respectively. There were no discretionary contributions to the plan in fiscal 2013 and 2012. There were approximately $11,000 in discretionary contributions to the Plan during fiscal 2011.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those team members who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2013, 2012, and 2011, we matched 25.0% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

For fiscal years ended December 29, 2013, December 30, 2012 and January 1, 2012, eligible participants contributed approximately $129,000, $144,000 and $134,000 to the Plan and the Company provided matching funds and interest of approximately $75,000, $76,000 and $66,000, net of distributions of approximately $187,000, $65,000 and $40,000, respectively. The distributions were due to executive departures and required distributions in accordance with our Plan. The outstanding deferred compensation balance at December 29, 2013 and December 30, 2012, was approximately $895,000 and $878,000 respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) INCOME TAXES

The following table summarizes the income tax expense for the last three fiscal years:

	Fiscal Year
(in thousands)	2013	2012	2011
Current:
Federal	$(1,560)	$(681)	$(1,644)
State	(475)	(375)	(461)
Foreign	(88)	(14)	—

	(2,123)	(1,070)	(2,105)

Deferred:
Federal	90	268	(742)
State	23	(3)	83

	113	265	(659)

Total income tax expense	$(2,010)	$(805)	$2,764

The impact of uncertain tax positions taken or expected to be taken on income tax returns must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 29, 2013, December 30, 2012, and January 1, 2012, respectively, is presented in the table below:

(in thousands)
Balance at January 2, 2011	$770
Increases attributable to tax positions taken during prior periods	34
Audit settlements	(754)
Decreases due to lapses of statutes of limitations	(43)

Balance at January 1, 2012	7
Increases attributable to tax positions taken during prior periods	21
Decreases due to lapses of statutes of limitations	(7)

Balance at December 30, 2012	21
Increases attributable to tax positions taken during prior periods	26
Decreases attributable to tax positions taken during prior periods	(4)
Increases attributable to tax positions taken during the current period	2

Balance at December 29, 2013	$45

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2013 and 2012, we recognized $3,000 and less than $1,000, respectively, in additional interest and penalties. Excluded from the above reconciliation were $14,000, $11,000 and $11,000, of accrued interest and penalties, net of tax benefit, for fiscal 2013, 2012 and 2011, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The preparation of these income tax returns requires the Company to interpret and apply relevant federal and state income tax laws. It is common for federal and state taxing authorities to periodically examine filed tax returns. During these examinations, it is possible for taxing authorities to interpret facts or tax law differently than the Company. As a result, the Company may be required to adjust tax liabilities affecting its effective tax rate. Federal income tax exams have been completed through the 2010 taxable year. Generally, all state examination periods are closed through the 2009 taxable year.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months. These changes may be the result of new audits or the expiration of statutes of limitations and could range up to $34,000 based on current estimates.

Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal years 2013 and 2012, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by assessing the available positive and negative evidence surrounding its recoverability.

At December 29, 2013, it is more likely than not that all deferred tax assets attributable to temporary differences taken on federal and consolidated state income tax returns will be realized based on our consolidated taxable income for fiscal 2013 and fiscal 2012 as well as the expectation that our Company will generate the necessary taxable income in future years. However, there is a portion of deferred tax assets attributable to temporary differences taken on stand-alone state returns and stand-alone state net operating losses and credit carry forwards that are unlikely to be realized due to insufficient future earnings. For these deferred tax assets, the Company has created a valuation allowance listed in the table below.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 29, 2013	December 30, 2012
Deferred tax asset:
Deferred rent	$3,110	$2,466
State net operating loss carry-forwards	1,458	1,784
Financing lease obligation	1,414	1,522
Stock compensation	1,237	1,155
Tax credit carryover	333	365
Deferred revenue	302	289
Accrued and deferred compensation	208	329
Accrued expenses	124	45
Inventories	42	32
Lease reserve	40	29
Intangible property basis difference	25	96
Other	—	89

Total deferred tax asset	$8,293	$8,201

Deferred tax liability:
Property and equipment basis difference	$(6,174)	$(6,039)
Inventories	(666)	(574)
Prepaid expenses	(506)	(281)
Accrued expenses	—	(144)

	$(7,346)	$(7,038)

Total deferred tax liability
Net deferred tax assets	947	1,163
Valuation allowance	(1,469)	(1,798)

Total net deferred tax liability	$(522)	$(635)

In 2013, we had cumulative net operating loss carry-forwards for tax reporting purposes of approximately $32.4 million for state purposes, which if not used, will begin to expire in fiscal 2020. This amount may be adjusted when we file our fiscal 2013 income tax returns in 2014.

We made federal income tax payments, net of federal refunds, of $577,000, $1.1 million, and $1.8 million in 2013, 2012 and 2011, respectively. State and foreign income taxes paid by the Company, net of refunds, totaled $522,000, $461,000, and $589,000 in 2013, 2012 and 2011, respectively.

During 2012, we realized a benefit from the cumulative impact of a revision to the calculation methodology for tax credits related to the Company’s portion of payroll tax paid on employee reported tips. The more precise calculation methodology was utilized on the originally filed 2012 and 2011 income tax returns, as well as the three previous tax years through amended tax returns. The revised calculation methodology will continue to benefit us in the future. Reconciliation between the statutory rate and the effective tax rate is as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
	2013	2012	2011
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.2	4.0	3.6
Tax effect of permanent differences — meals and entertainment	0.6	0.9	0.5
Tax effect of permanent differences — Tip Credit(1)	4.3	5.7	2.1
Tax effect of permanent differences — Other	(0.4)	(1.1)	(0.1)
Tax effect of general business credits(2)	(12.9)	(16.9)	(6.7)
Uncertain tax positions	0.4	0.2	—
Other(3)	(0.5)	(11.2)	(0.2)

Effective tax rate	29.7%	15.6%	33.2%

(1)	Increase for fiscal 2013 and 2012 attributable to the larger add-back of employment tax credits due to increased credit.

(2)

The decrease in favorable effect of general business credits on effective tax rate is the result of an increase in pre-tax income from 2012 to 2013. The general business credits remained materially consistent between 2012 and 2013 but pre-tax income increased $1.6 million.

(3)

The decrease in the effective income tax rate from 2011 to 2012 was primarily attributable to an increase in the impact of employment tax credits on employee reported tips for the previous open tax years. The Company amended certain tax returns to capture the additional credit during the third and fourth quarters of fiscal 2012. The impact was treated discretely in the periods the amended returns were filed. The effective rate then increased from 2012 to 2013 as the effect from the amendments was only applicable in fiscal 2012.

(12) SUPPLEMENTAL CASH FLOWS INFORMATION

	For the Fiscal Year Ended
(in thousands)	2013	2012	2011
Cash paid for interest, net of capitalized interest	$947	$959	$1,057
Cash paid for income taxes, net of refunds(1)	$1,099	$1,559	$2,430
Non-cash investing and financing activities:
Reclassification of additional paid-in-capital to payroll taxes payable for performance shares issued	$641	$1,189	$82
Accrued property and equipment purchases	$134	$(111)	$18

(1)

The decrease in cash paid for taxes was primarily due to the benefit realized in the third and fourth quarter of 2012 from the cumulative impact of tax credits for employee reported tips for fiscal 2012 as well as the four previous tax years that were amended resulting in an over payment that reduced the cash paid for taxes in fiscal 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) SELECTED QUARTERLY DATA (UNAUDITED)

The following represents selected quarterly financial information for fiscal years 2013 and 2012 (in thousands except per-share data).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue(1)	$36,600	$37,493	$43,576	$41,319	$39,535	$39,921	$35,721	$36,255
Income from operations	$348	$1,493	$3,237	$3,184	$1,216	$739	$2,946	$797
Net income	$62	$817	$2,096	$1,948	$737	$845	$1,872	$750
Basic net income per common share	$0.01	$0.11	$0.28	$0.26	$0.10	$0.12	$0.26	$0.10
Diluted net income per common share	$0.01	$0.11	$0.27	$0.25	$0.10	$0.11	$0.25	$0.10

(1)

To reflect catering related fees as revenue, a reclassification from operating expense and labor and benefits to restaurant sales, net, of approximately $122,000 and $91,000, respectively, was made for the second quarter of fiscal 2013 and $165,000 and $155,000, respectively, was made for the third quarter of fiscal 2013.

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

(15) ASSET IMPAIRMENT AND ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS

Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of impairment for fiscal 2013, fiscal 2012, and fiscal 2011.

2013 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Salisbury, MD	Asset impairment(1)	$943
Oakton, VA	Lease termination fee(2)	200
Gaithersburg, MD	Costs for closed restaurants(3)	38

Total for 2013		$1,181

(1)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant. The remaining asset balance can be transferred to other restaurants.

(2)	Lease costs associated with terminating, and then entering into a new lease for this restaurant.

(3)	The Company incurred various costs for this restaurant which closed at the end of its natural lease term.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Various	Costs for closed restaurants(1)	$289
Vernon Hills, IL	Lease reserve(2)	77
Various	Other	4

Total for 2012		$370

(1)	The Company incurred various costs for closed restaurants primarily related to its Tulsa, OK, Vernon Hills, IL, and Yorktown, IL restaurants which closed in 2012.

(2)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, equal to zero.

2011 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurant	Reason	Amount
Various	Costs for closed restaurants(1)	$17
Gaithersburg, MD	Asset impairment(2)	148
Calhoun, MN	Asset impairment(3)	144
Tulsa, OK	Asset impairment(4)	198
Various	Other	6

Total for 2011		$513

(1)	The Company incurred various costs for previously closed restaurants, net of a recapture of accrued expenses for approximately $30,000, in Palatine, IL and Carpentersville, IL.

(2)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant which, we relocated to Germantown, MD in the third quarter of 2013.

(3)	Based on the Company’s assessment of expected cash flows for this restaurant over the remainder of its respective lease term, an asset impairment charge was recorded.

(4)

In fiscal 2011, the Company entered into a purchase agreement for the sale of its Tulsa, OK restaurant for approximately $1.2 million. These assets had a net book value of approximately $1.4 million and were accounted for as held for sale and an impairment charge was recorded since the net book value of the assets exceeded the sale price. On March 2, 2012, these assets were sold.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below reflects the change in our reserve for lease termination costs for fiscal 2013 and 2012:

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended December 30, 2012
Reserve for lease termination costs	$—	85.7	(85.7)	$—

Year ended December 29, 2013
Reserve for lease termination costs	$—	—	—	$—

These amounts were recorded in other current liabilities or other liabilities depending on when we expected the amounts to be paid.

(16) FAIR VALUE MEASUREMENTS

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

The following table (in thousands) summarizes the performance stock units measured at fair value in our consolidated balance sheet as of December 29, 2013:

	Level 1	Level 2	Level 3	Total
Balance at December 29, 2013
Liabilities
Performance Stock Units	$104	$—	$—	$104

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet. There were no performance stock units as of December 30, 2012.

(17) RELATED PARTY TRANSACTIONS

Company Director Adam Wright’s brother, Michael B. Wright, owns and controls Famous Products, Inc., a corporation that licenses a line of retail products from the Company, including sauces, rubs, marinades and seasonings, pursuant to a licensing agreement with a current term that expires in April 2015 and is subject to renewal options of five years, contingent upon the licensee’s attainment of identified minimum product sales levels. The Company received licensing revenue from Famous Products, Inc. under the agreement of approximately $805,000 for fiscal year 2013. Michael B. Wright also owns DTSG, Inc., a corporation that owns or controls five franchised Famous Dave’s restaurants. DTSG, Inc. paid an aggregate of approximately $640,000 in franchise royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund for fiscal year 2013.

(18) SUBSEQUENT EVENTS

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the financial statements except as noted below.

The Company announced that Edward H. Rensi, Director, has been appointed as the Company’s Interim Chief Executive Officer, effective February 10, 2014. He succeeds John F. Gilbert III, who resigned. All of Mr. Gilbert’s unvested restricted shares have been forfeited and returned to the Company.

During the first quarter of fiscal 2014, the Company decided to close its Corporate Warehouse and as a result, it will be selling the décor inventory located there. The sale is anticipated to occur by the end of the first quarter of fiscal 2014. The inventory has a net book value of approximately $531,000 at the end of fiscal 2013 and was accounted for as assets held and used.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended January 1, 2012:
Allowance for doubtful accounts	$79.6	$54.8	$(116.8)	$17.6
Reserve for lease termination costs	$87.7	$—	$(87.7)	$—
Reserve for corporate severance	$10.2	$27.3	$(37.5)	$—

Year ended December 30, 2012:
Allowance for doubtful accounts	$17.6	$306.7	$(88.0)	$236.3
Reserve for lease termination costs	$—	$85.7	$(85.7)	$—
Reserve for corporate severance	$—	$133.0	$(12.8)	$120.2

Year ended December 29, 2013:
Allowance for doubtful accounts	$236.3	$7.3	$(171.1)	$72.5
Reserve for lease termination costs	$—	$—	$—	$—
Reserve for corporate severance	$120.2	$348.1	$(385.0)	$83.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: March 14, 2014	By:	/s/ Edward H. Rensi
Edward H. Rensi
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 14, 2014 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/ Edward H. Rensi	Chief Executive Officer and Director
Edward H. Rensi

/s/ Wallace B. Doolin	Director
Wallace B. Doolin

/s/ Lisa A. Kro	Director
Lisa A. Kro

/s/ Richard L. Monfort	Director
Richard L. Monfort

/s/ Dean A. Riesen	Director
Dean A. Riesen

/s/ Patrick Walsh	Director
Patrick Walsh

/s/ Adam Wright	Director
Adam Wright

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2	Amendment to Articles of Incorporation dated May 31, 1996, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2/A (File No. 333-10675) filed with the Securities and Exchange Commission on October 1, 1996

3.3	Second Amended and Restated Bylaws, as amended on December 18, 2013

10.1	Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	1995 Employee Stock Option Plan (as amended through May 22, 2002), incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2002

10.3	Amendment to 1995 Employee Stock Option and Compensation Plan, effective November 7, 2006, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2006

10.4	1997 Stock Option and Compensation Plan (as amended through May 22, 2002), incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14, 2002

10.5	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.6	Amended and Restated 2005 Stock Incentive Plan (as amended through January 21, 2013) incorporated by reference to Exhibit 10.6 to Form 10-K filed March 15th, 2013

10.7	Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 4, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 9, 2010

10.8	Letter amendment dated February 1, 2011, to the Second Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.11 to Form 10-K filed March 18, 2011

10.9	First Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 5, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2011

10.10	Second Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated November 1, 2012, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 2, 2012

10.11	Third Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 14, 2013, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 14, 2013

10.12	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2008

10.13	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008

10.14	Form of Severance Agreement dated January 4, 2008, between Famous Dave’s of America, Inc. and Diana G. Purcel, incorporated by reference to Exhibit 10.1 to Form 8-K filed January, 8, 2008

10.15	Form 2011-2013 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 5, 2011

10.16	Form of 2012 – 2014 Performance Share Agreement incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2012

EXHIBITS

Exhibit No.	Description

10.17	Schedule of Grants made under Form of 2012 – 2014 Performance Share Agreement, incorporated by reference to Exhibit 10.20 to Form 10-K filed March 16, 2012

10.18	Form 2013 – 2015 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 8, 2013

10.19	Form 2013 – 2015 Performance Stock Unit Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.3 and 10.4 to Form 8-K filed January 8, 2013

10.20	Restricted Stock Unit Agreement, between Famous Dave’s of America, Inc. and each of Diana G. Purcel and Christopher O’Donnell, incorporated by reference to Exhibits 10.1 and 10.2, to Form 8-K filed September 17, 2008

10.21	Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Lisa A. Kro, incorporated by reference from Exhibit 10.2 to Form 10-Q filed on May 7, 2009

10.22	Restricted Stock Agreement dated May 5, 2009, between Famous Dave’s of America, Inc. and Wallace B. Doolin, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 5, 2009

10.23	Employment Offer Letter dated October 8, 2012, between Famous Dave’s of America, Inc. and John Gilbert, incorporated by reference to Exhibits 10.1 to Form 8-K filed on October 9, 2012

10.24	Confidentiality and Noncompetition Agreement dated October 8, 2012, between Famous Dave’s of America, Inc. and John Gilbert, incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 9, 2012

10.25	Restricted Stock Agreement dated October 8, 2012, between Famous Dave’s of America, Inc. and John Gilbert, incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 9, 2012

10.26	Nomination Agreement dated March 1, 2013 by and among the persons and entities listed on Schedule A thereto, Famous Dave’s of America, Inc., and Patrick Walsh, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 4, 2013

10.27	First Amendment to the Nomination Agreement dated November 27, 2013 by and among the persons and entities listed on Schedule A thereto, Famous Dave’s of America, Inc., and Patrick Walsh, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 27, 2013

10.28	Second Amendment to the Nomination Agreement dated January 10, 2014 by and among the persons and entities listed on Schedule A thereto, Famous Dave’s of America, Inc., and Patrick Walsh

10.29	Restricted Stock Agreement dated April 30, 2013, between Famous Dave’s of America, Inc. and Patrick Walsh, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 10, 2013

10.30	Second Amended and Restated Severance Agreement dated August 12, 2013 between Famous Dave’s of America and Christopher O’Donnell, incorporated by reference to Exhibit 10.1 for Form 8-K filed on August 12, 2013

10.31	Nomination Agreement dated November 27, 2013 by and among the persons and entities listed on Schedule A thereto, Famous Dave’s of America, Inc., and Adam Wright, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 27, 2013

10.32	First Amendment to the Nomination Agreement dated January 10, 2014 by and among the persons and entities listed on Schedule A thereto, Famous Dave’s of America, Inc., and Adam Wright

10.33	Restricted Stock Agreement dated November 27, 2013, between Famous Dave’s of America, Inc. and Adam Wright

10.34	Stock Option Agreement dated January 10, 2014, between Famous Dave’s of America, Inc. and Edward H. Rensi

10.35	Employment Letter dated February 10, 2014 between Famous Dave’ of America, Inc. and Edward H. Rensi

EXHIBITS

Exhibit No.	Description

10.36	Stock Option Agreement dated February 10, 2014 between Famous Dave’s of America, Inc. and Edward H. Rensi

21.0	Subsidiaries of Famous Dave’s of America, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document