Form 10-Q
period 2014-03-30
FAMOUS DAVES OF AMERICA INC
filed 2014-05-09
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by checking whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2014, 7,157,013 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 30, 2014 AND DECEMBER 29, 2013

(in thousands, except per share data)

	March 30, 2014 (Unaudited)	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,942	$1,293
Restricted cash	779	1,101
Accounts receivable, net	3,944	3,981
Inventories	2,730	2,915
Deferred tax asset	231	231
Prepaid expenses and other current assets	3,163	2,536

Total current assets	12,789	12,057
Property, equipment and leasehold improvements, net	57,726	59,733
Other assets:
Intangible assets, net	2,985	2,997
Deferred tax assets	209	209
Other assets	363	341

	$74,072	$75,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$987	$980
Accounts payable	6,174	6,241
Accrued compensation and benefits	2,205	2,812
Deferred tax liability	42	42
Other current liabilities	3,524	3,600

Total current liabilities	12,932	13,675
Long-term liabilities:
Line of credit	12,300	11,400
Long-term debt, less current portion	3,853	4,023
Financing lease obligation, less current portion	3,421	3,502
Deferred tax liability	920	920
Other liabilities	9,117	9,026

Total liabilities	42,543	42,546

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 7,294 and 7,274 shares issued and outstanding at March 30, 2014 and December 29, 2013, respectively	68	70
Additional paid-in capital	—	—
Retained earnings	31,461	32,721

Total shareholders’ equity	31,529	32,791

	$74,072	$75,337

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

MARCH 30, 2014 AND MARCH 31, 2013

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2014	2013
Revenue:
Restaurant sales, net	$31,248	$32,280
Franchise royalty revenue	4,203	4,092
Franchise fee revenue	35	44
Licensing and other revenue	176	184

Total revenue	35,662	36,600

Costs and expenses:
Food and beverage costs	9,126	9,958
Labor and benefits costs	10,420	10,757
Operating expenses	8,401	8,468
Depreciation and amortization	1,546	1,541
General and administrative expenses	4,227	5,533
Asset impairment and estimated lease termination and other closing costs	460	(12)
Pre-opening expenses	7	6
Net loss on disposal of property	434	1

Total costs and expenses	34,621	36,252

Income from operations	1,041	348

Other expense:
Interest expense	(263)	(285)
Interest income	1	4
Other (expense) income, net	(1)	18

Total other expense	(263)	(263)

Income before income taxes	778	85

Income tax expense	(262)	(23)

Net income	$516	$62

Basic net income per common share	$0.07	$0.01

Diluted net income per common share	$0.07	$0.01

Weighted average common shares outstanding—basic	7,312	7,370

Weighted average common shares outstanding—diluted	7,345	7,648

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARCH 30, 2014 AND MARCH 31, 2013

(in thousands)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$516	$62
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,546	1,541
Amortization of deferred financing costs	18	15
Net loss on disposal of property	434	1
Asset impairment and estimated lease termination and other closing costs	460	(12)
Deferred income taxes	—	107
Deferred rent	256	188
Stock-based compensation	(609)	465
Tax benefit for equity awards issued	(680)	(354)
Changes in operating assets and liabilities:
Restricted cash	322	(20)
Accounts receivable, net	86	817
Inventories	133	36
Prepaid expenses and other current assets	(640)	(650)
Accounts payable	(323)	2,790
Accrued compensation and benefits	(1,395)	(1,277)
Other current liabilities	668	216
Other liabilities	(5)	—
Long-term deferred compensation	(35)	8

Cash flows provided by operating activities	752	3,933

Cash flows from investing activities:
Proceeds from the sale of décor	75	—
Purchases of property, equipment and leasehold improvements	(450)	(739)
Purchases of intangible assets	—	(229)

Cash flows used for investing activities	(375)	(968)

Cash flows from financing activities:
Proceeds from draws on line of credit	5,700	5,300
Payments on line of credit	(4,800)	(8,400)
Payments for debt issuance costs	—	(58)
Payments on long-term debt and financing lease obligation	(244)	(229)
Payments for exercise of stock options	(114)	—
Tax benefit for equity awards issued	680	354
Repurchase of common stock	(950)	—

Cash flows provided by (used for) financing activities	272	(3,033)

Increase (decrease) in cash and cash equivalents	649	(68)

Cash and cash equivalents, beginning of period	1,293	2,074

Cash and cash equivalents, end of period	$1,942	$2,006

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of March 30, 2014, there were 193 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico, and 1 Canadian province, including 53 company-owned restaurants and 140 franchise-operated restaurants. An additional 61 franchise restaurants were committed to be developed through signed area development agreements as of March 30, 2014.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of March 30, 2014 and December 29, 2013 and for the three month periods ended March 30, 2014 and March 31, 2013. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2013 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three months ended March 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

In fiscal 2013, to be more comparable to other public restaurant companies, the Company made the decision to reflect multi-unit supervision expenses within general and administrative expenses as opposed to operating expenses where it had been previously reflected. For the first three months of fiscal 2013, the reclassification from operating expenses to general and administrative expenses was approximately $514,000.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended
(in thousands, except per share data)	March 30, 2014	March 31, 2013
Net income per common share – basic:
Net income	$516	$62
Weighted average shares outstanding	7,312	7,370
Net income per common share – basic	$0.07	$0.01

Net income per common share – diluted:
Net income	$516	$62
Weighted average shares outstanding	7,312	7,370
Dilutive impact of common stock equivalents outstanding	33	278

Adjusted weighted average shares outstanding	7,345	7,648
Net income per common share – diluted	$0.07	$0.01

All options outstanding as of March 30, 2014 were included in the computation of diluted earnings per share. There were 15,000 stock options outstanding on March 31, 2013 that were excluded from the computation of diluted earnings per share because they were anti-dilutive.

(3) Restricted Cash and Marketing Fund

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 0.75%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of March 30, 2014 and December 29, 2013. We had approximately $779,000 and $ 1.1 million in this fund as of March 30, 2014 and December 29, 2013, respectively.

(4) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $160,000 and $72,000, at March 30, 2014 and December 29, 2013, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including without limitation annual financial information that the franchisees are required to submit to us.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Intangible Assets, net

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite lived assets and are not subject to amortization. The lease interest assets are amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease. Amortization for each of the next five years is expected to be approximately $47,500.

A reconciliation of beginning and ending amounts of intangible assets at March 30, 2014 and December 29, 2013, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non Current Portion
Balance at December 29, 2013
Lease interest assets	26.1	$1,417	$(183)	$1,234	$(47)	$1,187
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(183)	$3,044	$(47)	$2,997

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non Current Portion
Balance at March 30, 2014
Lease interest assets	25.8	$1,417	$(194)	$1,223	$(48)	$1,175
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(194)	$3,033	$(48)	$2,985

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.

(6) Credit Facility, Long-Term Debt and Debt Covenants

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement was amended on March 14, 2013 and will expire on July 5, 2016 and contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit, which reduce the availability of the Facility. At March 30, 2014, the principal amount outstanding under the Facility and the Term Loan was $12.3 million and $4.5 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. For the three months ended March 30, 2014 and March 31, 2013, our weighted average interest rate for the Facility was 2.85% and 3.09%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at March 30, 2014. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the three months ended March 30, 2014 and March 31, 2013 was 2.33% and 2.75%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2013. We were in compliance with all covenants as of March 30, 2014.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

	March 30,	December 29,
(in thousands)	2014	2013
Gift cards payable	$1,532	$1,855
Other liabilities	1,071	831
Sales tax payable	790	747
Deferred franchise fees	80	115
Income tax payable	28	34
Accrued property and equipment purchases	23	18

	$3,524	$3,600

(8) Other Liabilities

Other liabilities consisted of the following at:

	March 30,	December 29,
(in thousands)	2014	2013
Deferred rent	$7,781	$7,831
Other liabilities	1,209	1,063
Asset retirement obligations	107	107
Income taxes payable	20	25

	$9,117	$9,026

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We have adopted a 2005 Stock Incentive Plan, pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We have also adopted a 1998 Director Stock Option Plan that expired on June 19, 2008. Although incentives are no longer eligible for grant under this plan, it will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. Together, the 2005 Stock Incentive Plan and the 1998 Director Stock Option Plan are referred to herein as the “Plans”.) Under the Plans, an aggregate of 403,342 shares of our Company’s common stock remained unreserved and available for issuance at March 30, 2014.

We recognized stock-based compensation expense in our consolidated statements of operations for the three months ended March 30, 2014 and March 31, 2013, respectively, as follows:

	Three Months Ended
	March 30,	March 31,
	2014	2013
2011 Program(1)(7)	(55)	68
2012 Program(1)(3)	(370)	115
2013 Program(2)(4)	(266)	165

Performance Shares and Performance Stock Units	$(691)	$348
Stock Options	118	—
Restricted Stock and Restricted Stock Units(5)	(73)	111
Director Shares(6)	2	24

	$(644)	$483

(1)	The 2011 and 2012 Programs consisted entirely of performance shares.
(2)	The 2013 Program consisted of performance shares and performance stock units.
(3)	Includes the recapture of previously recorded stock-based compensation of approximately $401,000 due to the departure of employees.
(4)

Includes the recapture of previously recorded stock-based compensation related to performance shares of approximately $280,000 and performance stock units of approximately $49,000 due to the departure of employees.

(5)	Includes the recapture of previously recorded stock-based compensation of approximately $128,000 due to the recent departure of our prior CEO.
(6)	Includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the recent departure of our prior CEO.
(7)	Includes the recapture of previously recorded stock-based compensation of approximately $55,000.

Performance Shares and Performance Stock Units

During the first quarter of fiscal 2014, we issued 86,519 shares upon satisfaction of conditions under the 2011 performance share program, representing the achievement of approximately 86.7% of the target payout for this program. Recipients elected to forfeit 30,518 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 56,001 shares.

For the 2011 and 2012 performance share programs, performance is measured by comparing actual earnings per share to a target earnings per share amount. For fiscal 2013, performance under the Company’s performance share and performance stock unit programs were measured by using Adjusted EBITDA. For these

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purposes, “Adjusted EBITDA” was defined as income from operations of the Company, plus depreciation and amortization, non-cash adjustments (such as asset impairment, lease termination and other closing costs) and other non-cash items as approved by the Company’s Compensation Committee. Adjusted EBITDA was subject to adjustment by the Compensation Committee in its sole discretion for non-cash items. As of the end of the first quarter of fiscal 2014, the Compensation Committee was still determining the structure for a 2014 equity incentive program. As a result, no equity incentive program compensation expense was taken during the first quarter of 2014.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 30, 2014, the following performance share programs were in progress:

Award Date	Program	Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)(2)		Target No. of Performance Shares and Performance Stock Units (Outstanding at March 30, 2014)		Maximum Payout (as a percent of target number)
1/2/2012	2012 Program	55,700		46,133	(3)	110.0	%(5)
1/8/2013	2013 Program	69,180	(6)	62,263	(4)	100.0	%(7)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal or Adjusted EBITDA Goal.
(2)	Net of employee forfeitures.
(3)

Assumes an estimated payout equal to 82.8% of the applicable Cumulative EPS Goal. Final payout amounts will be determined upon the Company filing its annual report on Form 10-K for the 2014 fiscal year.

(4)

Consists of 55,679 performance shares and 6,584 performance stock units, assuming an estimated payout equal to 90.0% of the applicable Cumulative Adjusted EBITDA Goal. Final payout amounts will be determined upon the Company filing its annual report on Form 10-K for the 2015 fiscal year.

(5)

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

(6)	This program consists of 61,865 performance shares and 7,315 performance stock units originally granted(net of employee forfeitures).
(7)

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors’ Compensation

We recognized Board of Directors’ compensation expense in our consolidated statements of operations for the three months ended March 30, 2014 and March 31, 2013, respectively, as follows:

	Three Months Ended
	March 30,	March 31,
	2014	2013
(in thousands)
Stock-based compensation(1)(2)(3)(4)(5)	$2	$24
Cash compensation	112	82

Total board of directors’ compensation	$114	$106

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

(4)

On January 10, 2014, a one-time 20,000 stock option award was granted to Edward H. Rensi, upon joining the board of directors. The grant to Mr. Rensi will vest ratably over a period of five years which began on the commencement date of his board service.

(5)	Includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the recent departure of our prior CEO.

Stock Options

On January 10, 2014, a one-time 20,000 stock option award was granted to Edward H. Rensi, upon joining the board of directors. The grant to Mr. Rensi will vest ratably over a period of five years which began on the commencement date of his board service.

On February 10, 2014, Edward H. Rensi, was named Interim Chief Executive Officer by the Company’s Board of Directors. Pursuant to the agreement governing Mr. Rensi’s employment, the Company granted 25,000 stock options. These options will vest in two equal installments of 12,500 shares each on February 10, 2014 and February 10, 2015. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period.

The stock options we have issued under the Plans expire 10 years from the date of grant.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Outstanding at December 29, 2013	48	$7.77
Granted	45	19.89
Exercised	(23)	6.15
Canceled or expired	—	—

Outstanding at March 30, 2014	70	$16.10

Options Exercisable at March 30, 2014	38	$12.83

Common Share Repurchases

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first three months of fiscal 2014, the Company used approximately $869,000 to repurchase 45,063 shares at an average price of $19.29, excluding commissions. There were no repurchases of shares during the first three months of fiscal 2013. Since the program was adopted May 2012, we have repurchased 747,698 shares for approximately $11.2 million at an average market price per share of $14.94, excluding commissions.

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers team members meeting certain eligibility requirements. In fiscal 2014, the Company will match 25.0% of the team member’s contribution up to 4.0% of their earnings, and in fiscal 2013, the Company matched 25.0%, of the team member’s contribution up to 4.0% of their earnings. Team Member contributions were approximately $145,000 and $135,000 for the first quarter of fiscal years 2014 and 2013, respectively. The employer match was approximately $26,000 and $23,000 for the first quarter of fiscal years 2014 and 2013, respectively. There were no discretionary contributions to the Plan during the first quarter of fiscal 2014 or 2013.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those team members who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan administrator and the Regulations promulgated by the IRS. During fiscal 2013, we matched 25.0%, of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The match percentages and declared interest rate will remain the same for fiscal 2014. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plan assets are kept in an unsecured account that has no trust fund. In the event of bankruptcy, participants entitled to future payments under the Plan would have no greater rights than that of an unsecured general creditor of the Company and the Plan confer no legal rights for interest or claim on any specific assets of the Company. Benefits provided by the Plan are not insured by the Pension Benefit Guaranty Corporation (PBGC) under Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”), because the pension insurance provisions of ERISA do not apply to the Plan.

For the quarters ended March 30, 2014 and March 31, 2013, eligible participants contributed approximately $35,000 to the Plan in each respective quarter and the Company provided matching funds and interest of approximately $19,000 and $18,000, respectively, net of distributions of $86,000 and $115,000 respectively. The balance of the Plan for the quarter ended March 30, 2014 and December 29, 2013 was approximately $862,000 and $895,000, respectively. Of this balance approximately $172,000 and $179,000 was recorded in current liabilities and the remaining balance was recorded in other liabilities at March 30, 2014 and December 29, 2013, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the first quarter of fiscal 2014 and fiscal 2013.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended
Restaurants	Reason	March 30, 2014
Various	Asset impairment(1)	$342
Salisbury, MD	Costs for closed restaurant(2)	99
Salisbury, MD	Lease termination costs(3)	19

Total		$460

(1)	Change in strategic direction regarding décor resulted in the impairment of the décor located in the company’s restaurants.
(2)	The Company incurred various costs for the closure of the Salisbury, MD restaurant.
(3)	Lease termination costs associated with the closure of the restaurant, net of deferred rent credit.

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

The following table (in thousands) summarizes the performance stock units measured at fair value in our consolidated balance sheet as of March 30, 2014 and December 29, 2013:

	Level 1	Level 2	Level 3	Total
Balance at December 29, 2013:
Liabilities
Performance Stock Units	$104	—	—	$104
Balance at March 30, 2014:
Liabilities
Performance Stock Units(1)	$69	—	—	$69

(1)	Reflects increase in stock price partially offset by forfeitures.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet.

(13) Supplemental Cash Flow Information

	Three Months Ended
	March 30,	March 31,
(in thousands)	2014	2013
Cash paid for interest	$298	$299
Cash paid for income taxes, net of refunds	$62	$25
Non-cash investing and financing activities:
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$863	$641
Accrued property and equipment purchases	$5	$141

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of March 30, 2014, there were 193 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and 1 Canadian province, including 53 company-owned restaurants and 140 franchise-operated restaurants. An additional 61 franchise restaurants were in various stages of development as of March 30, 2014.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 28, 2014 (fiscal 2014) and December 29, 2013 (fiscal 2013) are both 52 week fiscal years.

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

Costs and Expenses

Restaurant costs and expenses include food and beverage costs, labor and benefits costs, operating expenses which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. A certain number of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are corporate and restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three to four months of operation. As restaurant management and team members gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control typically improve to levels similar to those at our more established restaurants.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended
	March 30,	March 31,
	2014	2013
Food and beverage costs (1)	29.2%	30.8%
Labor and benefits (1)	33.3%	33.3%
Operating expenses (1)(3)	26.9%	26.2%
Restaurant level cash flow margins (1)(4)	10.6%	9.6%
Depreciation & amortization (restaurant level) (1)	4.4%	4.4%
Asset impairment and estimated lease termination and other closing costs (1)	1.5%	—
Pre-opening expenses and net loss on disposal of equipment (1)	1.4%	—
Costs and expenses (restaurant level) (1)	96.7%	94.7%
Restaurant level margin (1)(5)	3.3%	5.3%
Depreciation & amortization (corporate level) (2)	0.5%	0.4%
General and administrative expenses (2)(3)	11.9%	15.1%
Total costs and expenses (2)	97.1%	99.0%
Income from operations (2)	2.9%	1.0%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)

In order to be consistent with what the Company believes to be a more prevalent practice among other public restaurant companies, the Company decided to reflect multi-unit supervision expenses within general and administrative expenses, rather than as operating expenses, where they previously have been reflected. For the first quarter of fiscal 2013, this adjustment was approximately $514,000.

(4)	Restaurant level cash flow margins are equal to taking restaurant sales, net less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
(5)

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

During the quarter we made a number of strategic decisions that may negatively impact 2014, but we believe will positively impact the organization going forward. We need to be able to evaluate and assess the various aspects of our business with a long-term view, and as such, have elected not to provide any forward looking guidance for fiscal 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Results of Operations – Three months ended March 30, 2014 compared to three months ended March 31, 2013.

Total Revenue

Total revenue of approximately $35.7 million for the first quarter of fiscal 2014 decreased approximately $938,000, or 2.6%, from total revenue of $36.6 million in the comparable quarter of fiscal 2013.

Restaurant Sales, net

Restaurant sales were approximately $31.2 million for the first quarter of fiscal 2014 compared to approximately $32.3 million for the same period in fiscal 2013, reflecting a 3.2% decrease. The decrease reflected a comparable sales decrease of 4.9% partially offset by a restaurant that opened in Timonium, Maryland in the fourth quarter of fiscal 2013 and a weighted average price increase of 2.9%. We remain pleased with the gains made in To Go, which increased 3.1% over the prior year. We continued to be challenged during the first quarter, however, by declines in dine-in sales and catering sales. Off-premise sales were 31.9% of total sales for the first quarter of 2014, with catering at 4.9% and To Go at 27.0%. This compares to off-premise sales as a percent of total sales equal to 31.1%, with catering at 5.7% and To Go at 25.4%, for the same timeframe of fiscal 2013. As a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 10.2% and 9.5% for the first quarter of fiscal 2014 and 2013, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.2 million for the first quarter of fiscal 2014, compared to $4.1 million for the first quarter of 2013. There were 140 and 134 franchise-operated restaurants open at March 30, 2014 and March 31, 2013, respectively. The year over year increase primarily reflects six net new franchise restaurants that opened since the end of the first quarter of 2013, partially offset by a comparable sales decrease of 3.3%.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2014, the licensing royalty revenue was approximately $165,000 compared to approximately $174,000 for the comparable period of fiscal 2013. Other revenue for the fiscal 2014 first quarter was approximately $11,000 compared to $10,000.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2014 decreased 4.9%, compared to fiscal 2013’s first quarter decrease of 1.8%. At the end of the first quarter of fiscal 2014 and the first quarter of fiscal 2013, there were 50 and 49 restaurants, respectively, included in this base.

Same store net sales on a 24 month basis for franchise-operated restaurants for the first quarter of fiscal 2014 decreased 3.3%, compared to a decrease of 6.1%, for the prior year comparable period. For the first quarter of 2014 and the first quarter of 2013, there were 119 and 114 restaurants, respectively, included in the franchise-operated comparable sales base.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2014 and fiscal 2013:

	Three Months Ended
	March 30,	March 31,
	2014	2013
Average Weekly Net Sales (AWS):
Company-Owned	$44,514	$46,850
Full-Service	$46,225	$48,615
Counter-Service	$33,023	$35,253
Franchise-Operated	$50,023	$51,236
Operating Weeks:
Company-Owned	702	689
Franchise-Operated	1,810	1,707

Food and Beverage Costs

Food and beverage costs for the first quarter of fiscal 2014 were approximately $9.1 million or 29.2% of net restaurant sales, compared to approximately $10.0 million or 30.8% of net restaurant sales for the first quarter of fiscal 2013. This decrease was predominantly due to more favorable food contract pricing.

Labor and Benefits Costs

Labor and benefits costs for the three months ended March 30, 2014 were approximately $10.4 million or 33.3% of net restaurant sales, compared to approximately $10.8 million or 33.3% of net restaurant sales for the three months ended March 31, 2013. Labor and benefits, as a percentage of net restaurant sales, were flat to the comparable period in fiscal 2013, primarily due to lower direct and managerial labor costs, as well as lower benefit costs, offset by sales deleverage on these items.

Operating Expenses

Operating expenses for the first quarter of fiscal 2014 were approximately $8.4 million or 26.9% of net restaurant sales, compared to operating expenses of approximately $8.5 million or 26.2% of net restaurant sales for the first quarter of fiscal 2013. Operating expenses were unfavorable to the prior year due to higher utility costs from the unusually cold winter, as well as sales deleverage on occupancy costs. These increases were partially offset by lower supply costs and advertising spend during the first quarter.

During the first quarter of 2014, advertising as a percentage of net sales was 1.5% compared to 2.6% for the comparable period of 2013. This decline was predominantly due to the timing of media spend year over year. In both years there was a 0.75% marketing ad fund contribution.

Depreciation and Amortization

Depreciation and amortization expense for the first quarter of 2014 was approximately $1.5 million or 4.3% of total revenue compared to $1.5 million, or 4.2% of total revenue for the first quarter of fiscal 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. Fiscal 2014’s first quarter had $7,000 of pre-opening expenses, compared to $6,000 in the first quarter of 2013.

Net Loss on Disposal of Property

During the quarter, we made a decision to close down our décor warehouse. This decision was based on a need to contemporize, reduce the cost as well as the number of items, and to provide a variety of options with regard to our restaurant décor package. During the quarter, we auctioned off the majority of items in our warehouse which resulted in a loss of approximately $434,000, including costs of disposition. Additionally, we took an impairment charge on the remaining items not sold, as well as taking an impairment charge on the décor in our existing company-owned restaurants, which we plan to convert in the near future.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Below is a summary of these events and situations during the first quarter of fiscal 2014 and fiscal 2013.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended
Restaurants	Reason	March 30, 2014
Various	Asset impairment(1)	$342
Salisbury, MD	Costs for closed restaurant(2)	99
Salisbury, MD	Lease termination costs(3)	19

Total		$460

(1)	Change in strategic direction regarding décor resulted in the impairment of the décor located in the company’s restaurants.
(2)	The Company incurred various costs for the closure of the Salisbury, MD restaurant.
(3)	Lease termination costs associated with closure of the restaurant, net of deferred rent credit.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended
Restaurants	Reason	March 31, 2013
Various	Costs for closed restaurants(1)	$(12)

(1)	The Company incurred various costs for closed restaurants which were more than offset by a common area maintenance refund from its Palatine, IL restaurant which was closed in fiscal 2010.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2014 were approximately $4.2 million or 11.9% of total revenue, compared to approximately $5.5 million or 15.1% of total revenue for the first quarter of fiscal 2013. General and administrative expenses for the first quarter of fiscal 2014, as a percentage of total revenue, were 320 basis points favorable to the comparable period for fiscal 2013 as a result of the impact from reductions in force that occurred during fiscal 2013 as well as an $878,000 recapture of stock-based compensation predominately due to the recent departure of employees at an executive level. These decreases were partially offset by approximately $518,000 of severance costs, increased professional fees, and revenue deleverage.

Interest Expense

Interest expense was approximately $263,000 or 0.7% of total revenue for the first quarter of fiscal 2014, compared to approximately $285,000 or 0.8% of total revenue for the comparable time frame of fiscal 2013. Interest expense for the first quarter of fiscal 2014 was lower both in dollars and as a percentage of revenue compared to the comparable period of the prior year, reflecting lower interest rates year over year.

Provision for Income Taxes

For the first quarter of 2014, we recorded an estimated provision for income taxes of approximately $262,000 or 33.7% of income before income taxes, compared to a tax provision of approximately $23,000 or 27.1% of income before income taxes, for the first quarter of 2013. The difference year over year reflected the settlement in the quarter of an income tax audit related to the prior year and a higher level of pre-tax income.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended March 30, 2014 was approximately $516,000 or $0.07 per basic and per diluted share on approximately 7,312,000 weighted average basic shares outstanding and 7,345,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended March 31, 2013 was approximately $62,000 or $0.01 per basic and per diluted share on approximately 7,370,000 weighted average basic shares outstanding and 7,648,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $1.9 million at March 30, 2014 and approximately $1.3 million at December 29, 2013.

Our current ratio, which measures our immediate short-term liquidity, was 0.99 at March 30, 2014 and 0.88 at December 29, 2013. The current ratio is computed by dividing total current assets by total current liabilities. The change in our ratio was primarily due to an increase in our prepaid expenses relating to the prepayment of Federal and State income taxes. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Net cash provided by operating activities through the first quarter of 2014 was approximately $752,000 and reflects net income of approximately $516,000, depreciation and amortization of approximately $1.5 million, asset impairment and estimated lease termination and other closing costs of $460,000, net loss on disposal of property of $434,000 and an increase in other liabilities of $668,000. These were partially offset by a decrease in accrued compensation and benefits of $1.4 million, a tax benefit for equity awards issued of $680,000, an increase in prepaid expense and other current assets of $640,000, and a recapture of stock-based compensation of $609,000.

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $3.9 million and reflects net income of approximately $62,000, depreciation and amortization of approximately $1.5 million, an increase in accounts payable of $2.8 million, and a decrease in accounts receivable of $817,000. These net increases were partially offset by decreases in accrued compensation and benefits of $1.3 million as well as an increase in prepaid expenses and other current assets of $650,000.

Net cash used for investing activities was approximately $375,000 for the first three months of fiscal 2014. Net cash used for investing activities was approximately $968,000 for the comparable period in fiscal 2013. During the first three months of 2014, we used cash of approximately $450,000 on capital expenditures for our existing restaurants and for other infrastructure projects. Additionally, we received $75,000 in proceeds from the sale of décor located in our warehouse. During the first three months of 2013, we used approximately $739,000 of cash on capital expenditures for our existing restaurants and for other infrastructure projects. The Company also paid the remaining balance of $229,000 of a liquor license for a Company-owned restaurant that opened in the fourth quarter of fiscal 2013.

Net cash provided for financing activities was approximately $272,000 for the first three months of fiscal 2014. Net cash used by financing activities was approximately $3.0 million for the comparable period in fiscal 2013. During the first three months of 2014, we had draws of $5.7 million on our line of credit and had repayments of $4.8 million. During the three months ended March 31, 2013, we had draws of $5.3 million on our line of credit and had repayments of $8.4 million. We also used approximately $869,000, excluding commissions, to repurchase 45,063 shares in the first quarter of fiscal 2014 and paid $81,000, excluding commissions, for 4,165 shares repurchased at the end of fiscal 2013, under the May 2012 share repurchase program.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At March 30, 2014, the principal amount outstanding under the Facility and the Term Loan was $12.3 million and $4.5 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or at a “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the three months ended March 30, 2014 and March 31, 2013, our weighted average interest rate for the Facility was 2.85% and 3.09%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at March 30, 2014. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the three months ended March 30, 2014 and March 31, 2013 was 2.33% and 2.75%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2013. We were in compliance with all covenants as of March 30, 2014.

Contractual Obligations

See Notes 7 and 8 to our Consolidated Financial Statements as well as Part II, Item 7 of our Management Discussion and Analysis in our Fiscal 2013 Annual Report on Form 10-K for the details of our contractual obligations.

Under the combined Facility and Term Loan we are subject to various financial covenants which include maximum target capital expenditures, cash flow ratios and adjusted leverage ratios.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2013. The accounting policies used in preparing our interim 2014 consolidated financial statements are the same as those described in our Fiscal 2013 Annual Report on Form 10-K.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of March 30, 2014 was approximately $19.6 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We have secondary source suppliers for certain items and in 2014 we have continued to make this a key area of focus in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first three months of fiscal 2014, the Company used approximately $869,000 to repurchase 45,063 shares at an average price of $19.29, excluding commissions. Since the program was adopted May 2012, we have repurchased 747,698 shares for approximately $11.2 million at an average market price per share of $14.94, excluding commissions.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (December 30, 2013 – January 26, 2014)	43,098	19.37	43,098	254,267
Month #2 (January 27, 2014 – February 23, 2014)	1,965	17.71	1,965	252,302
Month #3 (February 24, 2014 – March 30, 2014)	—	—	—	252,302

(1)	Excluding commissions.
(2)	Shares purchased under the publically announced 1.0 million share repurchase plan adopted May 1, 2012.

Item 5.	OTHER INFORMATION

In the Company’s earnings release dated April 4, 2014, we reported cash and cash equivalents of $743,000, total assets of $73.3 million, current liabilities of $12.2 million, total liabilities and shareholders’ equity of $73.3 million, cash flows used for operating activities of $447,000 and a net decrease in cash and cash equivalents of $550,000. Subsequent to the earnings release, an adjustment of approximately $1.2 million was made to the balance sheet and is reflected in the financial results included in this Quarterly Report on Form 10-Q. As a result of this adjustment, cash and cash equivalents are now $1.9 million, total assets are now $74.0 million, current liabilities are now $12.9 million, total liabilities and shareholders’ equity are now $74.0 million, cash flows provided by operating activities are now $752,000, and this is now a net increase in cash and cash equivalents of $649,000.

Item 5.07	Submission of Matters to a Vote of Security Holders.

The registrant held its annual meeting of shareholders on May 6, 2014. At the meeting, the registrant’s shareholders took the following actions:

(i)	The shareholders elected six directors to serve as members of the registrant’s Board of Directors until the next annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all director nominees:

Nominee	Votes For	Votes Withheld
Lisa Kro	4,157,771	809,980
Richard L. Monfort	4,451,975	515,776
Edward H. Rensi	4,600,915	366,836
Dean A. Riesen	4,235,433	732,318
Patrick Walsh	4,601,115	366,636
Adam Wright	4,601,107	366,644

(ii)	The shareholders ratified the appointment of Grant Thornton LLP as the registrant’s independent registered public accounting firm for fiscal 2014. There were 6,881,860 votes cast for the proposal; 10,585 votes were cast against the proposal; 7,122 votes abstained; and there were no broker non-votes.

(iii)	The shareholders approved the registrant’s executive compensation, as described in the registrant’s proxy statement. There were 4,621,283 votes cast for the proposal; 159,471 votes were cast against the proposal; 186,997 votes abstained; and there were 1,931,816 broker non-votes.

At the annual shareholders meeting, and in response to inquiries regarding the interim nature of Edward Rensi’s appointment as Chief Executive Officer, Company representatives advised that the Company is not currently engaged in an active search for a permanent replacement.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

10.1	Fourth Amendment to the Second Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: May 9, 2014	By:	/s/ Edward H. Rensi
Edward H. Rensi
Chief Executive Officer
Director (Principal Executive Officer)

Dated: May 9, 2014		/s/ Diana Garvis Purcel
Diana Garvis Purcel
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Exhibit Number	Description

10.1	Fourth Amendment to the Second and Amended Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document