Form 10-Q
period 2014-06-29
FAMOUS DAVES OF AMERICA INC
filed 2014-08-08
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2014

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

As of August 4, 2014, 7,117,652 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 29, 2014 AND DECEMBER 29, 2013

(in thousands, except per share data)

	June 29, 2014 (Unaudited)	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,224	$1,293
Restricted cash	620	1,101
Accounts receivable, net	3,710	3,981
Inventories	2,924	2,915
Deferred tax assets	231	231
Prepaid expenses and other current assets	1,974	2,536

Total current assets	11,683	12,057
Property, equipment and leasehold improvements, net	56,887	59,733
Other assets:
Intangible assets, net	2,973	2,997
Deferred tax assets	209	209
Other assets	394	341

	$72,146	$75,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$1,002	$980
Accounts payable	5,351	6,241
Accrued compensation and benefits	3,892	2,812
Deferred tax liabilities	42	42
Other current liabilities	3,324	3,600

Total current liabilities	13,611	13,675
Long-term liabilities:
Line of credit	7,000	11,400
Long-term debt, less current portion	3,683	4,023
Financing lease obligation, less current portion	3,333	3,502
Deferred tax liabilities	920	920
Other liabilities	9,222	9,026

Total liabilities	37,769	42,546

Shareholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 7,168 and 7,274 shares issued and outstanding at June 29, 2014 and December 29, 2013, respectively	68	70
Retained earnings	34,309	32,721

Total shareholders’ equity	34,377	32,791

	$72,146	$75,337

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

JUNE 29, 2014 AND JUNE 30, 2013

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Revenue:
Restaurant sales, net	$36,894	$38,546	$68,142	$70,826
Franchise royalty revenue	4,607	4,565	8,810	8,657
Franchise fee revenue	100	75	135	119
Licensing and other revenue	336	391	512	575

Total revenue	41,937	43,577	77,599	80,177

Costs and expenses:
Food and beverage costs	10,678	11,548	19,804	21,506
Labor and benefits costs	11,411	11,779	21,831	22,536
Operating expenses	9,741	9,783	18,142	18,251
Depreciation and amortization	1,487	1,536	3,033	3,077
General and administrative expenses	4,050	5,616	8,277	11,149
Asset impairment and estimated lease termination and other closing costs	102	2	562	(10)
Pre-opening expenses	—	70	7	76
Net (gain) loss on disposal of property	(13)	6	421	7

Total costs and expenses	37,456	40,340	72,077	76,592

Income from operations	4,481	3,237	5,522	3,585

Other expense:
Interest expense	(237)	(253)	(500)	(538)
Interest income	—	1	1	5
Other (expense) income, net	(2)	(9)	(3)	9

Total other expense	(239)	(261)	(502)	(524)

Income before income taxes	4,242	2,976	5,020	3,061

Income tax expense	(1,391)	(880)	(1,653)	(903)

Net income	$2,851	$2,096	$3,367	$2,158

Basic net income per common share	$0.39	$0.28	$0.47	$0.29

Diluted net income per common share	$0.39	$0.27	$0.46	$0.28

Weighted average common shares outstanding—basic	7,219	7,451	7,229	7,404

Weighted average common shares outstanding—diluted	7,250	7,736	7,260	7,690

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

JUNE 29, 2014 AND JUNE 30, 2013

(in thousands)

(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,367	$2,158
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	3,033	3,077
Asset impairment and estimated lease termination and other closing costs	562	(10)
Net loss on disposal of property	421	7
Amortization of deferred financing costs	39	33
Deferred income taxes	—	107
Deferred rent	494	438
Stock-based compensation	(780)	893
Tax benefit for equity awards issued	(848)	(373)
Changes in operating assets and liabilities:
Restricted cash	481	128
Accounts receivable, net	332	417
Inventories	(61)	(59)
Prepaid expenses and other current assets	548	(34)
Deposits	(12)	(10)
Accounts payable	(1,196)	1,933
Accrued compensation and benefits	256	678
Other current liabilities	539	(3)
Other liabilities	(4)	—
Long-term deferred compensation	(121)	56

Cash flows provided by operating activities	7,050	9,436

Cash flows from investing activities:
Proceeds from the sale of décor	95	—
Purchases of property, equipment and leasehold improvements	(1,071)	(1,490)
Purchases of intangible assets	—	(229)

Cash flows used for investing activities	(976)	(1,719)

Cash flows from financing activities:
Proceeds from line of credit	10,200	8,200
Payments on line of credit	(14,600)	(15,000)
Payments for debt issuance costs	(40)	(58)
Payments on long-term debt and financing lease obligation	(487)	(467)
Payments from exercise of stock options	(114)	13
Tax benefit for equity awards issued	848	373
Repurchase of common stock	(950)	—

Cash flows used for financing activities	(5,143)	(6,939)

Increase in cash and cash equivalents	931	778

Cash and cash equivalents, beginning of period	1,293	2,074

Cash and cash equivalents, end of period	$2,224	$2,852

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of June 29, 2014, there were 194 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and 1 Canadian province, including 53 company-owned restaurants and 141 franchise-operated restaurants. An additional 58 franchise restaurants were committed to be developed through signed area development agreements as of June 29, 2014.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of June 29, 2014 and December 29, 2013 and for the three and six month periods ended June 29, 2014 and June 30, 2013, respectively. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2013 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and six months ended June 29, 2014 are not necessarily indicative of the results to be expected for the full year.

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

In order to conform with current year balance sheet classifications, certain reclassifications resulted in the following changes to the consolidated statement of cash flows for the six months ended 2013 from the previously reported consolidated statement of cash flows. These changes related to decreases caused by a tax benefit for equity awards issued of $746,000 and other current liabilities of $21,000 which were offset by an increase in prepaid expenses and other current assets of $767,000. These reclassifications did not impact the cash flows provided by operating activities.

(2) Net Income Per Common Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

Following is a reconciliation of basic and diluted net income per common share:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income per common share – basic:
Net income	$2,851	$2,096	$3,367	$2,158
Weighted average shares outstanding	7,219	7,451	7,229	7,404
Net income per common share – basic	$0.39	$0.28	$0.47	$0.29

Net income per common share – diluted:
Net income	$2,851	$2,096	$3,367	$2,158
Weighted average shares outstanding	7,219	7,451	7,229	7,404
Dilutive impact of common stock equivalents outstanding	31	285	31	286

Adjusted weighted average shares outstanding	7,250	7,736	7,260	7,690
Net income per common share – diluted	$0.39	$0.27	$0.46	$0.28

All options outstanding as of June 29, 2014 and June 30, 2013 were included in the computation of diluted earnings per share.

(3) Restricted Cash and Marketing Fund

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 0.75%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of June 29, 2014 and December 29, 2013. We had approximately $620,000 and $1.1 million, in this fund, as of June 29, 2014 and December 29, 2013, respectively.

(4) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $181,000 and $72,000, at June 29, 2014 and December 29, 2013, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Intangible Assets, net

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite lived assets and are not subject to amortization. The lease interest assets are amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease. Amortization of the lease interest assets is expected to be approximately $47,500 per year, for the remaining useful life.

A reconciliation of beginning and ending amounts of intangible assets at June 29, 2014 and December 29, 2013, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at December 29, 2013
Lease interest assets	26.1	$1,417	$(183)	$1,234	$(47)	$1,187
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(183)	$3,044	$(47)	$2,997

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at June 29, 2014
Lease interest assets	25.5	$1,417	$(206)	$1,211	$(48)	$1,163
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(206)	$3,021	$(48)	$2,973

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.

(6) Credit Facility, Long-Term Debt and Debt Covenants

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase this to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit, which reduce the availability of the Facility. At June 29, 2014, the principal amount outstanding under the Facility and the Term Loan was $7.0 million and $4.4 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the six months ended June 29, 2014 and June 30, 2013, our weighted average interest rate for the Facility was 2.87% and 3.16%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at June 29, 2014. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended June 29, 2014 and June 30, 2013 was 2.29% and 2.75%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2013. We were in compliance with all covenants as of June 29, 2014.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

	June 29,	December 29,
(in thousands)	2014	2013
Gift cards payable	$1,513	$1,855
Other liabilities	881	831
Sales tax payable	756	747
Deferred franchise fees	120	115
Income tax payable	29	34
Accrued property and equipment purchases	25	18

	$3,324	$3,600

(8) Other Liabilities

Other liabilities consisted of the following at:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 29,	December 29,
(in thousands)	2014	2013
Deferred rent	$8,008	$7,831
Other liabilities	1,085	1,063
Asset retirement obligations	107	107
Income taxes payable	22	25

	$9,222	$9,026

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We have adopted a 2005 Stock Incentive Plan, pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We have also adopted a 1998 Director Stock Option Plan that expired on June 19, 2008. Together, the 2005 Stock Incentive Plan and the 1998 Director Stock Option Plan are referred to herein as the “Plans.” Under the 2005 Plan, an aggregate of 257,412 shares of our Company’s common stock remained unreserved and available for issuance at June 29, 2014.

We recognized stock-based compensation expense in our consolidated statements of operations for the three and six months ended June 29, 2014 and June 30, 2013, respectively, as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(in thousands)	2014	2013	2014	2013
Performance Share Programs:
2011 Program(1)(3)	$—	$61	$(55)	$129
2012 Program(1)(4)	(170)	94	(540)	209
2013 Program(2)(5)	(108)	159	(374)	324

Performance Stock Units	$(278)	$314	$(969)	$662
Stock Options	71	—	189	—
Restricted Stock and Restricted Stock Units(6)	—	111	(73)	223
Director Shares(7)	15	29	17	52

	$(192)	$454	$(836)	$937

(1)	The 2011 and 2012 Program’s consisted entirely of performance shares.
(2)	The 2013 Program consisted of performance shares and performance stock units.
(3)	Includes the recapture of previously recorded stock-based compensation of approximately $55,000 due to the departure of employees, for the six months ended June 29, 2014.
(4)

Includes the recapture of previously recorded stock-based compensation of approximately $206,000 and $607,000 due to the departure of employees, for the three and six months ended June 29, 2014, respectively.

(5)

Includes the recapture of previously recorded stock-based compensation related to performance shares of approximately $114,000 and $394,000 and performance stock units of approximately $28,000 and $77,000 due to the departure of employees, for the three and six months ended June 29, 2014, respectively.

(6)	Includes the recapture of previously recorded stock-based compensation of approximately $128,000 due to the recent departure of our prior CEO, for the six months ended June 29, 2014.
(7)	Includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the recent departure of our prior CEO, for the six months ended June 29, 2014.

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

For the 2011 and 2012 performance share programs, performance is measured by comparing actual earnings per share to a target earnings per share amount. For fiscal 2013, performance under the Company’s performance share and performance stock unit programs were measured by using Adjusted EBITDA. For these purposes, “Adjusted EBITDA” was defined as income from operations of the Company, plus depreciation and amortization, non-cash adjustments (such as asset impairment, lease termination and other closing costs) and other non-cash items as approved by the Company’s Compensation Committee. Adjusted EBITDA was subject to adjustment by the Compensation Committee in its sole discretion for non-cash items. As of the end of the second quarter of fiscal 2014, the Compensation Committee had not implemented an equity incentive program for fiscal 2014. As a result, no equity incentive program compensation expense was taken during the first six months of 2014 in connection with any such program.

We recognize compensation cost for performance share awards over the requisite service period (i.e. fixed treatment) based on their fair value, which is the closing stock price at the date of grant. Participants in each performance share program are entitled to receive a number of shares of our common stock (“Performance

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 29, 2014, the following performance share programs were in progress:

Award Date	Program	Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)(2)		Estimated Payout of Performance Shares and Performance Stock Units (at June 29, 2014)		Maximum Payout (as a percent of target number)
1/2/2012	2012 Program	30,700		25,741	(3)	110.0	%(4)
1/8/2013	2013 Program	41,050	(5)	36,946	(6)	100.0	%(7)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal or Adjusted EBITDA Goal.
(2)	Net of employee forfeitures.
(3)

Assumes an estimated payout equal to 83.8% of the applicable Cumulative EPS Goal. Final payout amounts will be determined upon the Company filing its annual report on Form 10-K for the 2014 fiscal year.

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

(5)	This program consists of 37,295 performance shares and 3,755 performance stock units originally granted.
(6)

Consists of 33,566 performance shares and 3,380 performance stock units, assuming an estimated payout equal to 90.0% of the applicable Cumulative Adjusted EBITDA Goal. Final payout amounts will be determined upon the Company filing its annual report on Form 10-K for the 2015 fiscal year.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors’ Compensation

We recognized board of directors’ compensation expense in our consolidated statement of operations for the three and six months ended June 29, 2014 and June 30, 2013, respectively, as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
(in thousands)
Stock-based compensation(1)(2)(3)(4)	$15	$29	$17	$52
Stock option compensation(5)(6)	28	—	36	—
Cash compensation	118	109	230	191

Total board of directors’ compensation	$161	$138	$283	$243

(1)

On May 5, 2009 and September 29, 2009 one-time 25,000 share restricted stock awards were granted to Lisa A. Kro and Wallace B. Doolin, respectively, upon joining the board of directors. The grants to Ms. Kro and Mr. Doolin had grant date fair values of $168,000 and $150,000, respectively. As of June 29, 2014, the awards had vested with respect to all of Ms. Kro and Mr. Doolin’s shares, with the exception of 5,000 of Mr. Doolin’s that were canceled upon his resignation from the board of directors. As a result, the six months ended June 29, 2014 includes the recapture of previously recorded stock-based compensation of approximately $15,000.

(2)

On April 30, 2013, a one-time 13,575 share restricted stock award was granted to Patrick Walsh, upon joining the board of directors. The grant to Mr. Walsh had a grant date fair value of approximately $150,000 and vests in five equal annual installments commencing on the first anniversary of the grant date.

(3)

On November 27, 2013, a one-time 7,640 share restricted stock award was granted to Adam Wright, upon joining the board of directors. The grant to Mr. Wright had a grant date fair value of $150,000 and vests in five equal annual installments commencing on the first anniversary of the grant date.

(4)

Includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the forfeiture of unvested restricted stock upon the resignation of our prior CEO, which restricted stock had been awarded as director compensation.

(5)

On January 10, 2014, a one-time 20,000 stock option award was granted to Edward H. Rensi, upon joining the board of directors. The grant to Mr. Rensi vests in five equal installments commencing on the first anniversary of the grant date.

(6)

On May 22, 2014, one-time, 20,000 stock option awards were granted to each of Brett D. Heffes and Jonathon Lennon upon their joining the board of directors. The grants to Mr. Heffes and Mr. Lennon vest in five equal annual installments commencing on the first anniversary of the grant date and expire ten years from the same date.

Stock Options

On February 10, 2014, Edward H. Rensi was named Interim Chief Executive Officer by the Company’s board of directors. Pursuant to the agreement governing Mr. Rensi’s employment, the Company granted him a 25,000 share stock option. This option vests in two equal installments of 12,500 shares on February 10, 2014 and February 10, 2015 and expires five years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period. On May 22, 2014, Edward H. Rensi was named Chief Executive Officer.

On June 2, 2014, Richard A. Pawlowski was named Chief Financial Officer by the Company’s board of directors. Pursuant to the agreement governing Mr. Pawlowski’s employment, the Company granted 78,000 stock options. These options will vest ratably over a period of three years and expire five years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period.

Information regarding our Company’s stock options is summarized below:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(number of options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding at December 29, 2013	48	$7.77	0.57
Granted	45	19.89
Exercised	(23)	6.15
Canceled or expired	—	—

Options outstanding at March 30, 2014	70	16.10	4.79
Granted	118	31.95
Exercised	(20)	8.85
Canceled or expired	—	—

Options outstanding at June 29, 2014	168	$28.10	6.50
Options exercisable at June 29, 2014	18	17.39	3.55

Common Share Repurchases

On May 1, 2012, our board of directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. The Company did not repurchase any shares during the three months ended June 29, 2014. During the first six months of 2014, the Company used approximately $869,000 to repurchase 45,063 shares at an average price of $19.29, excluding commissions. Since the program was adopted in May 2012, we have repurchased a total of 747,698 shares for approximately $11.2 million at an average market price per share of $14.94, excluding commissions.

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2014 and 2013, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $123,000 and $147,000 for the second quarter of fiscal years 2014 and 2013, respectively. The employer match was $22,000 and $24,000, respectively, for the second quarter of fiscal years 2014 and 2013. For the six months ended June 29, 2014 and June 30, 2013, eligible participants contributed approximately $269,000 and $282,000, respectively, to the plan and the Company provided matching funds of approximately $48,000 and $47,000, respectively. There were no discretionary contributions to the plan during the first six months of fiscal year 2014 and fiscal year 2013.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Deferred Compensation Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Deferred Compensation Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Deferred Compensation Plan Administrator, and the applicable regulations promulgated by the IRS. In fiscal 2014 and 2013, we matched 25.0% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The board of directors administers the Deferred Compensation Plan and may change the rate or any other aspects of the Deferred Compensation Plan at any time.

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

For the quarter ended June 29, 2014 and June 30, 2013, eligible participants contributed approximately $25,000 and $37,000 to the Deferred Compensation Plan, respectively. The Company provided matching funds and interest of approximately $16,000 and $18,000 for the quarters ended June 29, 2014 and June 30, 2013, respectively. There were no distributions in the quarters ended June 29, 2014 and June 30, 2013. For the six months ended June 29, 2014 and June 30, 2013, eligible participants contributed approximately $60,000 and $73,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $35,000 and $36,000, respectively. Distributions for the six months ended June 29, 2014 were $86,000. The balance of the Plan for the quarter ended June 29, 2014 and December 29, 2013 was approximately $903,000 and $895,000, respectively. Of this balance approximately $181,000 and $179,000 was recorded in current liabilities and the remaining balance was recorded in other liabilities at June 29, 2014 and December 29, 2013, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for the three and six months ended June 29, 2014 and June 30, 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended June 29, 2014	Six Months Ended June 29, 2014
Various	Asset impairment(1)	$—	$342
Salisbury, MD	Costs for closed restaurants(2)	8	107
Décor Warehouse	Lease termination costs(3)	94	94
Salisbury, MD	Lease termination costs(4)	—	19

Total		$102	$562

(1)	Change in strategic direction regarding décor resulted in the impairment of the décor located in the company’s restaurants.
(2)	The Company incurred various costs for the closure of the Salisbury, MD restaurant.
(3)	Lease termination costs associated with closure of the Décor Warehouse.
(4)	Lease termination costs associated with closure of the restaurant, net of deferred rent credit.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Various	Costs for closed restaurants(1)	$2	$(10)

(1)	The Company incurred various costs for closed restaurants

(12) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement framework establishes a three-tier hierarchy. The three levels, in order of priority, are as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Level 1 measurements are determined by observable inputs which include data sources and market prices available and visible outside of the entity.

Level 2:	Observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly.

Level 3:	Inputs that are used to estimate the fair value of the asset or liability. Level 3 measurements are determined by unobservable inputs, which include data and analysis developed within the entity to assess the fair value.

Transfers in and out of levels will be based on our judgment of the availability of unadjusted quoted prices in active markets, other observable inputs, and non-observable inputs.

The following table (in thousands) summarizes the performance stock units measured at fair value in our consolidated balance sheet as of December 29, 2013 and June 29, 2014:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
Balance at December 29, 2013
Liabilities
Performance Stock Units	$104	$—	$—	$104
Balance at June 29, 2014
Liabilities
Performance Stock Units(1)	$48	$—	$—	$48

(1)	Reflects increase in stock price partially offset by forfeitures.

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet.

(13) Supplemental Cash Flow Information

	Six Months Ended
	June 29, 2014	June 30, 2013
(in thousands)
Cash paid for interest	$499	$520
Cash paid for income taxes, net of refunds	$287	$257
Non-cash investing and financing activities:
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$863	$641
Accrued property and equipment purchases	$(38)	$(59)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of June 29, 2014, there were 194 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and 1 Canadian province, including 53 company-owned restaurants and 141 franchise-operated restaurants. An additional 58 franchise restaurants were in various stages of development as of June 29, 2014.

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

Costs and Expenses

Restaurant costs and expenses include food and beverage costs, labor and benefits costs, operating expenses which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three to four months of operation. As restaurant management and staff gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control typically improve to levels similar to those at our more established restaurants.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Food and beverage costs (1)	28.9%	30.0%	29.1%	30.4%
Labor and benefits costs (1)	30.9%	30.6%	32.0%	31.8%
Operating expenses (1)	26.4%	25.4%	26.6%	25.8%
Restaurant level cash flow margins (1)(3)	13.8%	14.0%	12.3%	12.0%
Depreciation & amortization (restaurant level) (1)	3.6%	3.4%	4.0%	3.8%
Asset impairment and estimated lease termination and other closing costs (1)	0.3%	0.0%	0.8%	0.0%
Pre-opening expenses and net loss on disposal of equipment (1)	0.0%	0.2%	0.6%	0.1%
Costs and expenses (restaurant level) (1)	90.1%	89.6%	93.1%	91.9%
Restaurant level margin (1)(4)	9.9%	10.4%	6.9%	8.1%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.5%	0.4%
General and administrative expenses (2)	9.7%	12.9%	10.7%	13.9%
Total costs and expenses (2)	89.3%	92.6%	92.9%	95.5%
Income from operations (2)	10.7%	7.4%	7.1%	4.5%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level cash flow margins are equal to taking restaurant sales, net less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
(4)

Restaurant level margin is equal to restaurant sales, net, less restaurant level costs and expenses. Restaurant level costs and expenses include food and beverage costs, labor and benefit costs, operating expenses, restaurant level depreciation and amortization, asset impairment and estimated lease termination and other closing costs, pre-opening expenses and net loss on disposal of equipment.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 29, 2013.

During the first six months of 2014, we made a number of strategic decisions that may negatively impact 2014, but we believe will positively impact the organization going forward. We need to be able to evaluate and assess the various aspects of our business with a long-term view, and as such, have elected not to provide any forward looking guidance for fiscal 2014.

Results of Operations – Three and Six months ended June 29, 2014 compared to Three and Six months ended June 30, 2013.

Total Revenue

Total revenue of approximately $41.9 million for the second quarter of fiscal 2014 decreased approximately $1.6 million or 3.8%, from $43.6 million for the comparable quarter in fiscal 2013. For the six months ended

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

June 29, 2014, total revenue of approximately $77.6 million decreased approximately $2.6 million or 3.2% from revenue of approximately $80.2 million, for the six months ended June 30, 2013.

Restaurant Sales, net

Restaurant sales were approximately $36.9 million for the second quarter of fiscal 2014 compared to approximately $38.5 million for the same period in fiscal 2013, reflecting a 4.3% decrease driven by a comparable sales decrease of 5.2%. A significant portion of the comparable sales decrease was the result of a strategic decision to discontinue our prior email discounting programs. This decrease was partially offset by a weighted average price increase of 1.4%. There was a 4.9% comparable sales decline in dine-in and a 0.3% decline in To Go sales and catering sales were flat to the prior year. Off-premise sales represented 37.2% of our net restaurant sales during the second quarter of 2014, of which To Go represented 26.8% and catering represented 10.4% of net restaurant sales, respectively. This compares to off premise sales of 35.8% for the second quarter of the prior year.

Restaurant sales for the six months ended June 29, 2014 were approximately $68.1 million compared to approximately $70.8 million for the six months ended June 30, 2013, reflecting a 3.8% decrease.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.7 million for the second quarter of fiscal 2014, compared to $4.6 million for the second quarter of fiscal 2013. There were 141 and 134 franchise-operated restaurants open at June 29, 2014 and June 30, 2013, respectively. Royalty revenue was essentially flat year over year, primarily reflecting sales from seven net new franchise restaurants that opened since the end of the second quarter of 2013 almost entirely offset by a comparable sales decrease of 2.8%.

Franchise-related revenue was approximately $8.9 million for the six months ended June 29, 2014 compared to approximately $8.8 million for the six months ended June 30, 2013, primarily reflecting a year-over-year increase in royalty revenue of 1.8% for the six month timeframe as a result of seven net new franchise restaurants, partially offset by a year over year decrease in comparable sales of 3.0%.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the second quarter of fiscal 2014, the licensing royalty revenue was approximately $293,000 compared to approximately $279,000 for the comparable period of fiscal 2013. Licensing royalty revenue was approximately $458,000 for the six months ended June 29, 2014 as compared to $453,000 for the comparable period of fiscal 2013.

Other revenue for the fiscal 2014 second quarter was approximately $43,000 compared to $112,000 for the comparable prior year’s second quarter. Other revenue for the six months ended June 29, 2014 was approximately $54,000 compared to approximately $122,000 for the comparable period of fiscal 2013. Changes in both periods were due to timing in franchise openings year over year.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the second quarter of fiscal 2014 decreased 5.2% from that of the prior year period, compared to fiscal 2013’s second quarter increase of 4.3% over the comparable fiscal 2012 period, and compared to a 0.5% decrease from the comparable fiscal

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

2013 period in the casual dining industry overall, as reported by Black Box Intelligence (BBI). At the end of the second quarter of fiscal 2014 and the second quarter of fiscal 2013, there were 49 restaurants included in the company-owned comparable sales base.

Same store net sales for company-owned restaurants open at least 24 months for the six months ended June 29, 2014 decreased 5.0% from that of the prior year period, compared to fiscal 2013’s increase of 1.4% over the comparable fiscal 2012 period, and compared to a 0.8% decrease over the comparable 2013 period in the casual dining industry overall, as reported by BBI. For the six months ended June 29, 2014 and June 30, 2013, there were 49 restaurants included in the company-owned comparable sales base.

Same store net sales for franchise-operated restaurants for the second quarter of fiscal 2014 decreased 2.8% from that of the prior year period compared to fiscal 2013’s second quarter decrease of 1.9% over the comparable fiscal 2012 period. For the second quarter of 2014 and the second quarter of 2013, there were 121 and 117 restaurants included in the franchise-operated comparable sales base.

Same store net sales for franchise-operated restaurants for the first six months of fiscal 2014 and fiscal 2013 decreased 3.0% and 3.9%, respectively, from their respective comparable prior year periods. For the first six months of fiscal 2014 and fiscal 2013, there were 119 and 114 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the second quarter of fiscal 2014 and fiscal 2013:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Average Weekly Net Sales:
Company-Owned	$53,532	$55,921	$48,980	$51,386
Full-Service (46)	$55,646	$57,968	$50,884	$53,292
Counter-Service (7)	$39,639	$42,470	$36,331	$38,861
Franchise-Operated	$55,234	$56,272	$52,629	$53,764
Operating Weeks:
Company-Owned	689	689	1,391	1,378
Franchise-Operated	1,811	1,721	3,621	3,428

Food and Beverage Costs

Food and beverage costs for the second quarter of fiscal 2014 were approximately $10.7 million or 28.9% of net restaurant sales, compared to approximately $11.5 million or 30.0% of net restaurant sales for the second quarter of fiscal 2013. This improvement was largely driven by more favorable pricing on some of our food contracts. Food and beverage costs for the first six months of fiscal 2014 were approximately $19.8 million or 29.1% of net restaurant sales compared to approximately $21.5 million or 30.4% of net restaurant sales for the comparable period of fiscal 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Labor and Benefits Costs

Labor and benefits costs for the second quarter ended June 29, 2014 were approximately $11.4 million or 30.9% of net restaurant sales, compared to approximately $11.8 million or 30.6% of net restaurant sales for the three months ended June 30, 2013. The percentage increase was primarily due to sales deleverage on fixed labor and management labor costs partially offset by lower employee benefit costs. Labor and benefits for the six months ended June 29, 2014 were approximately $21.8 million or 32.0% of net restaurant sales, compared to approximately $22.5 million or 31.8% of net restaurant sales for the six months ended June 30, 2013.

Operating Expenses

Operating expenses for the second quarter of fiscal 2014 were approximately $9.7 million or 26.4% of net restaurant sales, compared to operating expenses of approximately $9.8 million or 25.4% of net restaurant sales for the second quarter of fiscal 2013. This increase in operating expenses, as a percentage of net sales, was primarily related to sales deleverage on fixed operating costs as well as higher repair and maintenance and occupancy costs. These increases were partially offset by lower supply costs during the second quarter. Operating expenses for the six months ended June 29, 2014 were approximately $18.1 million or 26.6% of net restaurant sales, compared to approximately $18.3 million or 25.8% of net restaurant sales for the six months ended June 30, 2013.

During the second quarter of 2014, advertising as a percentage of net sales was 3.7% which was essentially flat to the comparable period of 2013. In both years there was a 0.75% marketing ad fund contribution.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of 2014 was approximately $1.5 million or 3.5% of total revenue, essentially flat to the second quarter of fiscal 2013. Depreciation and amortization expense for the six months ended June 29, 2014 and June 30, 2013 was approximately $3.0 million and $3.1 million, respectively, and was 3.9% and 3.8%, respectively, of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. We did not incur any pre-opening costs during the second quarter of 2014. During the second quarter of 2013, we incurred approximately $70,000 of pre-opening expenses, which included pre-opening rent. During the six months ended June 29, 2014 and June 30, 2013, we incurred pre-opening expenses of $7,000 and $76,000, respectively.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of these events during the three and six months ended June 29, 2014 and June 30, 2013.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Six Months Ended
Restaurants	Reason	June 29, 2014	June 29, 2014
Various	Asset impairment(1)	$—	$342
Salisbury, MD	Costs for closed restaurants(2)	8	107
Décor Warehouse	Lease termination costs(3)	94	94
Salisbury, MD	Lease termination costs(4)	—	19

Total		$102	$562

(1)	Change in strategic direction regarding décor resulted in the impairment of the décor located in the company’s restaurants.
(2)	The Company incurred various costs for the closure of the Salisbury, MD restaurant.
(3)	Lease termination costs associated with closure of the Décor Warehouse.
(4)	Lease termination costs associated with closure of the restaurant, net of deferred rent credit.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Six Months Ended
Restaurants	Reason	June 30, 2013	June 30, 2013
Various	Costs for closed restaurants(1)	$2	(10)

(1)	The Company incurred various costs for closed restaurants.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2014 were approximately $4.1 million or 9.7% of total revenue, compared to approximately $5.6 million or 12.9% of total revenue for the second quarter of fiscal 2013. This decrease reflects the impact from reductions in force that occurred during fiscal 2013, the recapture of stock-based compensation of approximately $349,000 predominately due to the recent departure of executive-level employees. These decreases were partially offset by approximately $427,000 of severance costs compared to $271,000 of severance costs in the second quarter of fiscal 2013, along with revenue deleverage.

General and administrative expenses for the first six months of fiscal 2014, were approximately $8.3 million or 10.7% of total revenue, compared to approximately $11.1 million or 13.9% of total revenue for the first six months of fiscal 2013.

Interest Expense

Interest expense was approximately $237,000 or 0.6% of total revenue for the second quarter of fiscal 2014, compared to approximately $253,000 or 0.6% of total revenue for the comparable time frame of fiscal 2013. This decrease reflects lower interest rates. This category includes interest expense for our term loan, financing lease obligations, line of credit, and interest for deferrals made under our non-qualified deferred compensation plan.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Interest expense was approximately $500,000 or 0.6% of total revenue for the first six months of fiscal 2014 and approximately $538,000 or 0.7% of total revenue for the first six months of fiscal 2013.

Interest Income

We did not earn any interest income during the second quarter of 2014 and earned approximately $1,000 for the second quarter of fiscal 2013. Interest income was approximately $1,000 and $5,000 for the first six months of fiscal 2014 and fiscal 2013, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.

Provision for Income Taxes

For the second quarter of 2014, we recorded an estimated tax provision of approximately $1.4 million or 32.8% of income before income taxes. For the six months ended June 29, 2014, our tax provision was approximately $1.7 million, or 32.9% of income before income taxes. This compares to an estimated tax expense of approximately $880,000 or 29.6% of income before income taxes, for the second quarter of 2013, and an estimated tax expense of approximately $903,000, or 29.5% of income before income taxes, for the six months ended June 30, 2013.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended June 29, 2014 was approximately $2.9 million, or $0.39 per basic and diluted share, respectively, on approximately 7,219,000 weighted average basic shares outstanding and 7,250,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended June 30, 2013 was approximately $2.1 million, or $0.28 per basic share and $0.27 per diluted share on approximately 7,451,000 weighted average basic shares outstanding and 7,736,000 weighted average diluted shares outstanding, respectively.

Net income for the six months ended June 29, 2014 was approximately $3.4 million, or $0.47 per basic share and $0.46 per diluted share, respectively, on approximately 7,229,000 weighted average basic shares outstanding and approximately 7,260,000 weighted average diluted shares outstanding, respectively. Net income for the six months ended June 30, 2013 was approximately $2.2 million, or $0.29 per basic share and $0.28 per diluted share, respectively, on approximately 7,404,000 weighted average basic shares outstanding and approximately 7,690,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $2.2 million at June 29, 2014 and approximately $1.3 million at December 29, 2013.

Our current ratio, which measures our immediate short-term liquidity, was 0.86 at June 29, 2014 and 0.88 at December 29, 2013. The current ratio is computed by dividing total current assets by total current liabilities. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities for the six months ended June 29, 2014 was approximately $7.1 million and reflects net income of approximately $3.4 million, depreciation and amortization of approximately $3.0 million, asset impairment and estimated lease termination and other closing costs of approximately $562,000, a net loss of loss on disposal of property of approximately $421,000 and a decrease in prepaid expenses and other current assets of approximately $548,000. These were partially offset by a decrease in accounts payable of approximately $1.2 million and a net stock-based compensation expense recapture of approximately $780,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the six months ended June 30, 2013 was approximately $9.4 million. Cash provided by operating activities was primarily made up of net income of approximately $2.2 million, depreciation and amortization of approximately $3.1 million, increases in accounts payable and accrued compensation and benefits of approximately $1.9 million and $678,000, respectively, and stock-based compensation of approximately $893,000. These were partially offset by an increase accounts payable of approximately $1.9 million.

Net cash used for investing activities was approximately $976,000 for the first six months of fiscal 2014. Net cash used for investing activities was approximately $1.7 million for the comparable period in fiscal 2013. During the first six months of 2014, we used approximately $1.1 million on capital expenditures for our existing restaurants and for other infrastructure projects partially offset by proceeds from the sale of décor of approximately $95,000. During the first six months of 2013, we used approximately $1.5 million for capital expenditures for our existing restaurants and for other infrastructure projects. Additionally, we paid the remaining balance of a liquor license for the company-owned restaurant that opened in the fourth quarter of fiscal 2013.

Net cash used for financing activities was approximately $5.1 million in the first six months of fiscal 2014. Net cash used for financing activities was approximately $6.9 million for the comparable period in fiscal 2013. During the first six months of 2014, we had draws of $10.2 million on our line of credit and had made repayments of $14.6 million. We also used approximately $869,000 to repurchase 45,063 shares in the first six months of fiscal 2014 and paid an additional $81,000 for shares repurchased at the end of fiscal 2013 under the May 2012 share repurchase program. Additionally, we had a tax benefit for equity awards issued of approximately $848,000. During the six months ended June 30, 2013, we had draws of $8.2 million on our line of credit and made repayments of $15.0 million. We also had a tax benefit for equity awards issued of approximately $373,000.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase this to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At June 29, 2014, the principal amount outstanding under the Facility and the Term Loan was $7.0 million and $4.4 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the six months ended June 29, 2014 and June 30, 2013, our weighted average interest rate for the Facility was 2.87% and 3.16%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at June 29, 2014. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended June 29, 2014 and June 30, 2013 was 2.29% and 2.75%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2013. We were in compliance with all covenants as of June 29, 2014.

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

Additional Information on Famous Dave’s

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of June 29, 2014 was approximately $15.0 million, including our line of credit, our term loan with Wells Fargo Bank, National Association, and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: August 8, 2014	By:	/s/ Edward H. Rensi
Edward H. Rensi
Chief Executive Officer
Director (Principal Executive Officer)

Dated: August 8, 2014		/s/ Richard A. Pawlowski
Richard A. Pawlowksi
Chief Financial Officer
(Principal Financial Officer)

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