Form 10-Q
period 2014-09-28
FAMOUS DAVES OF AMERICA INC
filed 2014-11-07
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2014

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

As of October 31, 2014, 7,143,552 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2014 AND DECEMBER 29, 2013

(in thousands, except per share data)

	September 28, 2014 (Unaudited)	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,558	$1,293
Restricted cash	711	1,101
Accounts receivable, net	3,266	3,981
Inventories	2,835	2,915
Deferred tax assets	231	231
Prepaid expenses and other current assets	1,308	2,536

Total current assets	9,909	12,057
Property, equipment and leasehold improvements, net	56,340	59,733
Other assets:
Intangible assets, net	2,961	2,997
Deferred tax assets	209	209
Other assets	382	341

	$69,801	$75,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$1,016	$980
Accounts payable	5,455	6,241
Accrued compensation and benefits	2,494	2,812
Deferred tax liabilities	42	42
Other current liabilities	3,782	3,600

Total current liabilities	12,789	13,675
Long-term liabilities:
Line of credit	5,000	11,400
Long-term debt, less current portion	3,513	4,023
Financing lease obligation, less current portion	3,242	3,502
Deferred tax liabilities	920	920
Other liabilities	9,478	9,026

Total liabilities	34,942	42,546

Shareholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 7,118 and 7,274 shares issued and outstanding at September 28, 2014 and December 29, 2013, respectively	68	70
Retained earnings	34,791	32,721

Total shareholders’ equity	34,859	32,791

	$69,801	$75,337

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Revenue:
Restaurant sales, net	$33,065	$34,680	$101,207	$105,506
Franchise royalty revenue	4,384	4,405	13,194	13,062
Franchise fee revenue	5	140	140	259
Licensing and other revenue	222	309	734	884

Total revenue	37,676	39,534	115,275	119,711

Costs and expenses:
Food and beverage costs	9,750	10,504	29,554	32,010
Labor and benefits costs	10,550	11,114	32,381	33,650
Operating expenses	8,781	8,836	26,923	27,087
Depreciation and amortization	1,472	1,502	4,505	4,579
General and administrative expenses	3,913	4,892	12,190	16,041
Asset impairment and estimated lease termination and other closing costs	80	1,176	642	1,166
Pre-opening expenses	—	293	7	369
Net loss on disposal of property	3	1	424	8

Total costs and expenses	34,549	38,318	106,626	114,910

Income from operations	3,127	1,216	8,649	4,801

Other expense:
Interest expense	(209)	(233)	(709)	(771)
Interest income	—	1	1	6
Other income (expense), net	2	(19)	(1)	(10)

Total other expense	(207)	(251)	(709)	(775)

Income before income taxes	2,920	965	7,940	4,026

Income tax expense	(897)	(228)	(2,550)	(1,131)

Net income	$2,023	$737	$5,390	$2,895

Basic net income per common share	$0.28	$0.10	$0.75	$0.39

Diluted net income per common share	$0.28	$0.10	$0.74	$0.38

Weighted average common shares outstanding—basic	7,189	7,450	7,215	7,419

Weighted average common shares outstanding—diluted	7,212	7,721	7,244	7,695

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013

(in thousands)

(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2014	2013
Cash flows from operating activities:
Net income	$5,390	$2,895
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,505	4,579
Asset impairment and estimated lease termination and other closing costs	642	1,166
Net loss on disposal of property	424	8
Amortization of deferred financing costs	62	51
Deferred income taxes	—	272
Deferred rent	716	733
Stock-based compensation	(752)	1,247
Tax benefit for equity awards issued	(871)	(465)
Changes in operating assets and liabilities:
Restricted cash	390	(34)
Accounts receivable, net	704	180
Inventories	28	(60)
Prepaid expenses and other current assets	1,215	(105)
Deposits	(24)	(11)
Accounts payable	(1,077)	1,548
Accrued compensation and benefits	(1,240)	(215)
Other current liabilities	1,138	(91)
Other liabilities	48	—
Long-term deferred compensation	(145)	99

Cash flows provided by operating activities	11,153	11,797

Cash flows used for investing activities:
Proceeds from the sale of décor	95	—
Purchases of property, equipment and leasehold improvements	(2,033)	(3,635)
Purchases of intangible assets	—	(229)

Cash flows used for investing activities	(1,938)	(3,864)

Cash flows used for financing activities:
Proceeds from line of credit	16,700	13,900
Payments on line of credit	(23,100)	(20,600)
Payments for debt issuance costs	(40)	(58)
Payments on long-term debt and financing lease obligation	(734)	(706)
Payments from exercise of stock options	(114)	(42)
Tax benefit for equity awards issued	871	465
Repurchase of common stock	(2,533)	(1,186)

Cash flows used for financing activities	(8,950)	(8,227)

Increase (decrease) in cash and cash equivalents	265	(294)

Cash and cash equivalents, beginning of period	1,293	2,074

Cash and cash equivalents, end of period	$1,558	$1,780

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of September 28, 2014, there were 195 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and one Canadian province, including 53 company-owned restaurants and 142 franchise-operated restaurants. An additional 57 franchise restaurants were committed to be developed through signed Area Development Agreements as of September 28, 2014.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of September 28, 2014 and December 29, 2013 and for the three and nine month periods ended September 28, 2014 and September 29, 2013, respectively. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2013 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and nine months ended September 28, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income per common share – basic:
Net income	$2,023	$737	$5,390	$2,895
Weighted average shares outstanding	7,189	7,450	7,215	7,419
Net income per common share – basic	$0.28	$0.10	$0.75	$0.39

Net income per common share – diluted:
Net income	$2,023	$737	$5,390	$2,895
Weighted average shares outstanding	7,189	7,450	7,215	7,419
Dilutive impact of common stock equivalents outstanding	23	271	29	276

Adjusted weighted average shares outstanding	7,212	7,721	7,244	7,695
Net income per common share – diluted	$0.28	$0.10	$0.74	$0.38

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All options outstanding as of September 28, 2014 and September 29, 2013 were included in the computation of diluted earnings per share.

(3) Restricted Cash and Marketing Fund

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 0.75%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of September 28, 2014 and December 29, 2013. We had approximately $711,000 and $1.1 million, in this fund, as of September 28, 2014 and December 29, 2013, respectively.

(4) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $187,000 and $72,000, at September 28, 2014 and December 29, 2013, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of beginning and ending amounts of intangible assets at September 28, 2014 and December 29, 2013, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at December 29, 2013
Lease interest assets	26.1	$1,417	$(183)	$1,234	$(47)	$1,187
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(183)	$3,044	$(47)	$2,997

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at September 28, 2014
Lease interest assets	25.3	$1,417	$(218)	$1,199	$(48)	$1,151
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(218)	$3,009	$(48)	$2,961

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.

(6) Credit Facility, Long-Term Debt and Debt Covenants

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase this to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit, which reduce the availability of the Facility. At September 28, 2014, the principal amount outstanding under the Facility and the Term Loan was $5.0 million and $4.2 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the nine months ended September 28, 2014 and September 29, 2013, our weighted average interest rate for the Facility was 2.88% and 3.22%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at September 28, 2014. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the nine months ended September 28, 2014 and September 29, 2013 was 2.20% and 2.73%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2013. We were in compliance with all covenants as of September 28, 2014.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

	September 28,	December 29,
(in thousands)	2014	2013
Gift cards payable	$1,416	$1,855
Other liabilities	992	831
Sales tax payable	841	747
Income tax payable	471	34
Deferred franchise fees	50	115
Accrued property and equipment purchases	12	18

	$3,782	$3,600

(8) Other Liabilities

Other liabilities consisted of the following at:

	September 28,	December 29,
(in thousands)	2014	2013
Deferred rent	$8,221	$7,831
Other liabilities	1,077	1,063
Asset retirement obligations	107	107
Income taxes payable	73	25

	$9,478	$9,026

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We have adopted a 2005 Stock Incentive Plan, pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We have also adopted a 1998 Director Stock Option Plan that expired on June 19, 2008. Together, the 2005 Stock Incentive Plan and the 1998 Director Stock Option Plan are referred to herein as the “Plans.” Under the 2005 Plan, an aggregate of 294,162 shares of our Company’s common stock remained unreserved and available for issuance at September 28, 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense in our consolidated statements of operations for the three and nine months ended September 28, 2014 and September 29, 2013, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(in thousands)	2014	2013	2014	2013
Performance Share Programs:
2011 Program(1)(3)	$—	$10	$(55)	$140
2012 Program(1)(4)	(10)	82	(550)	291
2013 Program(2)(5)(6)	(45)	153	(418)	477

Performance Stock Units	$(55)	$245	$(1,023)	$908
Stock Options	54	—	243	—
Restricted Stock and Restricted Stock Units(7)	—	105	(73)	328
Director Shares(8)	15	31	32	83

	$14	$381	$(821)	$1,319

(1)	The 2011 and 2012 Programs consisted entirely of performance shares.
(2)	The 2013 Program consisted of performance shares and performance stock units.
(3)	Includes the recapture of previously recorded stock-based compensation of approximately $55,000 due to the departure of employees, for the nine months ended September 28, 2014.
(4)

Includes the recapture of previously recorded stock-based compensation of approximately $29,000 and $636,000 due to the departure of employees, for the three and nine months ended September 28, 2014, respectively.

(5)

Includes the recapture of previously recorded stock-based compensation related to performance shares of approximately $494,000 and $443,000 and performance stock units of approximately $16,000 and $112,000 due to the departure of employees, for the three and nine months ended September 28, 2014, respectively.

(6)	Includes a mark-to-market adjustment related to performance stock units of approximately ($3,000) and $20,000 for the three and nine months ended September 28, 2014, respectively.
(7)	Includes the recapture of previously recorded stock-based compensation of approximately $128,000 due to the February 2014 departure of our former CEO, for the nine months ended September 28, 2014.
(8)	Includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the February 2014 departure of our former CEO, for the nine months ended September 28, 2014.

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

For the 2011 and 2012 performance share programs, performance is measured by comparing actual earnings per share to a target earnings per share amount. For fiscal 2013, performance under the Company’s performance share and performance stock unit programs were measured by using Adjusted EBITDA. For these purposes, “Adjusted EBITDA” was defined as income from operations of the Company, plus depreciation and amortization, non-cash adjustments (such as asset impairment, lease termination and other closing costs) and other non-cash items as approved by the Company’s Compensation Committee. Adjusted EBITDA was subject to adjustment by the Compensation Committee in its sole discretion for non-cash items. As of the end of the third quarter of fiscal 2014, the Compensation Committee had not implemented an equity incentive program for fiscal 2014. As a result, no equity incentive program compensation expense was taken during the first nine months of 2014 in connection with any such program.

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

At September 28, 2014, the following performance share programs were in progress:

Award Date	Program	Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)(2)		Estimated Payout of Performance Shares and Performance Stock Units (at September 28, 2014)		Maximum Payout (as a percent of target number)
1/2/2012	2012 Program	29,200		22,349	(3)	110.0	%(4)
1/8/2013	2013 Program	28,300	(5)	25,470	(6)	100.0	%(7)

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal or Adjusted EBITDA Goal.
(2)	Net of employee forfeitures.
(3)

Assumes an estimated payout equal to 76.5% of the applicable Cumulative EPS Goal. Final payout amounts will be determined upon the Company filing its annual report on Form 10-K for the 2014 fiscal year.

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

(5)	This program consists of 25,820 performance shares and 2,480 performance stock units.
(6)

Consists of 23,238 performance shares and 2,232 performance stock units, assuming an estimated payout equal to 90.0% of the applicable Cumulative Adjusted EBITDA Goal. Final payout amounts will be determined upon the Company filing its annual report on Form 10-K for the 2015 fiscal year.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors’ Compensation

We recognized board of directors’ compensation expense in our consolidated statement of operations for the three and nine months ended September 28, 2014 and September 29, 2013, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
(in thousands)
Stock-based compensation(1)(2)(3)(4)	$15	$31	$32	$83
Stock option compensation(5)(6)(7)	—	—	36	—
Cash compensation	92	122	321	313

Total board of directors’ compensation	$107	$153	$389	$396

(1)

On May 5, 2009 and September 29, 2009 one-time 25,000 share restricted stock awards were granted to Lisa A. Kro and Wallace B. Doolin, respectively, upon joining the board of directors. The grants to Ms. Kro and Mr. Doolin had grant date fair values of $168,000 and $150,000, respectively. As of September 28, 2014, the awards had vested with respect to all of Ms. Kro and Mr. Doolin’s shares, with the exception of 5,000 of Mr. Doolin’s that were canceled upon his resignation from the board of directors. As a result, the nine months ended September 28, 2014 includes the recapture of previously recorded stock-based compensation of approximately $15,000.

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

(4)

Includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the forfeiture of unvested restricted stock upon the February 2014 resignation of our former CEO, which restricted stock had been awarded as director compensation.

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

(7)

On July 28, 2014, a one-time 27,500 stock option award was granted to David J. Mastrocola, upon joining the board of directors. The grant to Mr. Mastrocola vests in five equal installments commencing on the first anniversary of the grant date.

Stock Options

On February 10, 2014, Edward H. Rensi was named Interim Chief Executive Officer by the Company’s board of directors. Pursuant to the agreement governing Mr. Rensi’s employment, the Company granted him 25,000 stock options. These options vest in two equal installments of 12,500 shares on February 10, 2014 and February 10, 2015 and expire five years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period. On May 22, 2014, Edward H. Rensi was named Chief Executive Officer.

On June 2, 2014, Richard A. Pawlowski was named Chief Financial Officer by the Company’s board of directors. Pursuant to the agreement governing Mr. Pawlowski’s employment, the Company granted 78,000 stock options. These options will vest in equal annual installments over a period of three years and expire five years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding at December 29, 2013	48	$7.77	0.57
Granted	45	19.89
Exercised	(23)	6.15

Options outstanding at March 30, 2014	70	16.10	4.79
Granted	118	31.95
Exercised	(20)	8.85

Options outstanding at June 29, 2014	168	$28.10	6.50
Granted	28	25.09

Outstanding at September 28, 2014	196	$27.67	6.75

Options exercisable at September 28, 2014	18	17.39	3.30

Common Share Repurchases

On May 1, 2012, our board of directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. The Company used approximately $1,583,000 to repurchase 50,000 shares during the three months ended September 28, 2014 at an average market price per share of $31.66, excluding commissions. During the first nine months of 2014, the Company used approximately $2,452,000 to repurchase 95,063 shares at an average price of $25.80, excluding commissions. Since the program was adopted in May 2012, we have repurchased a total of 797,698 shares for approximately $12.8 million at an average market price per share of $15.99, excluding commissions.

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2014 and 2013, we matched 25.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $142,000 and $144,000 for the third quarter of fiscal years 2014 and 2013, respectively. The employer match was $24,000 and $25,000, respectively, for the third quarter of fiscal years 2014 and 2013. For the nine months ended September 28, 2014 and September 29, 2013, eligible participants contributed approximately $411,000 and $426,000, respectively, to the plan and the Company provided matching funds of approximately $72,000 and $70,000, respectively. There were no discretionary contributions to the plan during the first nine months of fiscal year 2014 and fiscal year 2013.

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

The Deferred Compensation Plan assets are kept in an unsecured account that has no trust fund. In the event of bankruptcy, participants entitled to future payments under the Deferred Compensation Plan would have no greater rights than that of an unsecured general creditor of the Company and the Deferred Compensation Plan confers no legal rights for interest or claim on any specific assets of the Company. Benefits provided by the Deferred Compensation Plan are not insured by the Pension Benefit Guaranty Corporation under Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”), because the pension insurance provisions of ERISA do not apply to the Deferred Compensation Plan.

For the quarters ended September 28, 2014 and September 29, 2013, eligible participants contributed approximately $23,000 and $27,000 to the Deferred Compensation Plan, respectively. The Company provided matching funds and interest of approximately $12,000 and $19,000 for the quarters ended September 28, 2014 and September 29, 2013, respectively. Distributions for the quarters ended September 28, 2014 and September 29, 2013 were $57,000 and $55,000, respectively. For the nine months ended September 28, 2014 and September 29, 2013, eligible participants contributed approximately $83,000 and $100,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $47,000 and $55,000, respectively. Distributions for the nine months ended September 28, 2014 and September 29, 2013 were $143,000 and $170,000, respectively. The balance of the Plan for the quarters ended September 28, 2014 and December 29, 2013 was approximately $881,000 and $895,000, respectively. Of this balance approximately $176,000 and $179,000 was recorded in current liabilities and the remaining balance was recorded in other liabilities at September 28, 2014 and December 29, 2013, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for the three and nine months ended September 28, 2014 and September 29, 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended September 28, 2014	Nine Months Ended September 28, 2014
Various	Asset impairment(1)	$—	$342
Salisbury, MD	Costs for closed restaurants(2)	80	187
Décor Warehouse	Lease termination costs(3)	—	94
Salisbury, MD	Lease termination costs(4)	—	19

Total		$80	$642

(1)	Change in strategy regarding décor resulted in the impairment of the décor located in the company’s restaurants.
(2)	Write-off of obsolete restaurant equipment.
(3)	Lease termination costs associated with closure of the décor warehouse.
(4)	Lease termination costs associated with closure of the restaurant, net of deferred rent credit.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended September 29, 2013	Nine Months Ended September 29, 2013
Salisbury, MD	Asset impairment(1)	$943	$943
Oakton, VA	Lease termination fee(2)	200	200
Gaithersburg, MD	Costs for closed restaurants(3)	33	23

Total for 2013		$1,176	$1,166

(1)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant. The remaining asset balance can be transferred to other restaurants.
(2)	Lease costs associated with terminating, and then entering into a new lease for this restaurant.
(3)	The Company incurred various costs for this restaurant, which closed at the end of its natural lease term.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers in and out of levels will be based on our judgment of the availability of unadjusted quoted prices in active markets, other observable inputs, and non-observable inputs.

The following table (in thousands) summarizes the performance stock units measured at fair value in our consolidated balance sheet as of December 29, 2013 and September 28, 2014:

	Level 1	Level 2	Level 3	Total
Balance at December 29, 2013
Liabilities
Performance Stock Units	$104	$—	$—	$104
Balance at September 28, 2014
Liabilities
Performance Stock Units(1)	$34	$—	$—	$34

(1)	Reflects increase in stock price offset by forfeitures.

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet.

(13) Supplemental Cash Flow Information

	Nine Months Ended
	September 28, 2014	September 29, 2013
(in thousands)
Cash paid for interest	$635	$701
Cash paid for income taxes, net of refunds	$482	$713
Non-cash investing and financing activities:
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$863	$641
Accrued property and equipment purchases	$3	$861

(14) Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. We are currently evaluating the impact of the updated guidance.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of September 28, 2014, there were 195 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and one Canadian province, including 53 company-owned restaurants and 142 franchise-operated restaurants. An additional 57 franchise restaurants were in various stages of development as of September 28, 2014.

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

Costs and Expenses

Restaurant costs and expenses include food and beverage costs, labor and benefits costs, operating expenses which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion, and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three to six months of operation. As restaurant management and staff gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control typically improve to levels similar to those at our more established restaurants.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Food and beverage costs (1)	29.5%	30.3%	29.2%	30.3%
Labor and benefits costs (1)	31.9%	32.0%	32.0%	31.9%
Operating expenses (1)	26.6%	25.5%	26.6%	25.7%
Restaurant level cash flow margins (1)(3)	12.0%	12.2%	12.2%	12.1%
Depreciation & amortization (restaurant level) (1)	3.9%	3.8%	3.9%	3.9%
Asset impairment and estimated lease termination and other closing costs (1)	0.2%	3.4%	0.6%	1.1%
Pre-opening expenses and net loss on disposal of equipment (1)	0.0%	0.8%	0.4%	0.4%
Costs and expenses (restaurant level) (1)	92.1%	95.8%	92.7%	93.3%
Restaurant level margin (1)(4)	7.9%	4.2%	7.3%	6.7%
Depreciation & amortization (corporate level) (2)	0.4%	0.4%	0.5%	0.4%
General and administrative expenses (2)	10.4%	12.4%	10.6%	13.4%
Total costs and expenses (2)	91.7%	96.9%	92.5%	96.0%
Income from operations (2)	8.3%	3.1%	7.5%	4.0%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level cash flow margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
(4)

Restaurant level margin is equal to restaurant level cash flow margins less restaurant level depreciation and amortization, asset impairment and estimated lease termination and other closing costs, pre-opening expenses and net loss on disposal of equipment.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 29, 2013.

During the first nine months of 2014, we made a number of strategic decisions that may negatively impact the organization during 2014 and the first half of 2015, but we believe will positively impact the organization on a long term basis. We will continue to make additional decisions that may negatively impact 2014 but that we believe are necessary and prudent. We have elected not to provide any forward looking guidance for fiscal 2014.

Results of Operations – Three and Nine months ended September 28, 2014 compared to Three and Nine months ended September 29, 2013.

Total Revenue

Total revenue of approximately $37.7 million for the third quarter of fiscal 2014 decreased approximately $1.9 million, or 4.7%, from $39.5 million for the comparable quarter in fiscal 2013. For the nine months ended September 28, 2014, total revenue of approximately $115.3 million decreased approximately $4.4 million, or 3.7%, from revenue of approximately $119.7 million, for the nine months ended September 29, 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Restaurant Sales, net

Restaurant sales were approximately $33.1 million for the third quarter of fiscal 2014 compared to approximately $34.7 million for the same period in fiscal 2013, reflecting a 4.7% decrease driven by a comparable restaurant sales decrease of 5.7%. A significant portion of the comparable sales decrease was attributable to a strategic decision to discontinue a prior strategy that relied on driving sales through the use of extensive discounting. This decrease was partially offset by a weighted average price increase of 1.4%. There was a 3.6% comparable sales decline in Dine-In and a 1.4% decline in To Go sales and 0.7% decline in catering, on a weighted basis. We previously included To Go sales in off-premise sales; however, going forward we will only include catering sales in off-premise sales. Giving effect to this change, catering sales were 13.8% of our net restaurant sales during the third quarter of 2014 compared to off-premise sales of 13.3% for the third quarter of the prior year.

Restaurant sales for the nine months ended September 28, 2014 were approximately $101.2 million compared to approximately $105.5 million for the nine months ended September 29, 2013, reflecting a 4.1% decrease.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.4 million for the third quarter of fiscal 2014, compared to $4.5 million for the third quarter of fiscal 2013. There were 142 and 138 franchise-operated restaurants open at September 28, 2014 and September 29, 2013, respectively. Royalty revenue was essentially flat year over year, primarily reflecting sales from four net new franchise restaurants that opened since the end of the third quarter of 2013 almost entirely offset by a comparable sales decrease of 2.3%.

Franchise-related revenue was approximately $13.3 million for the nine months ended September 28, 2014 which was essentially flat compared to the nine months ended September 29, 2013, primarily reflecting a year-over-year increase in royalty revenue due to a net four new restaurants that opened since the end of third quarter 2013 partially offset by a year-over-year decrease in comparable sales of 2.8%.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the third quarter of fiscal 2014, licensing royalty revenue was approximately $208,000 compared to approximately $194,000 for the comparable period of fiscal 2013. Licensing royalty revenue was approximately $666,000 for the nine months ended September 28, 2014 as compared to $647,000 for the comparable period of fiscal 2013.

Other revenue for the fiscal 2014 third quarter was approximately $14,000 compared to $115,000 for the comparable prior year’s third quarter. Other revenue for the nine months ended September 28, 2014 was approximately $68,000 compared to approximately $237,000 for the comparable period of fiscal 2013. Changes in both periods were due to the timing of new franchise restaurant openings year-over-year.

Comparable Restaurant Net Sales

It is our policy to include in our comparable restaurant net sales base, restaurants that are open year round and have been open at least 24 months. Comparable restaurant net sales for company-owned restaurants for the third quarter of fiscal 2014 decreased 5.7% from that of the same period in the prior year, compared to fiscal

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

2013’s third quarter increase of 0.1% over the comparable fiscal 2012 period. At the end of the third quarter of fiscal 2014 and the third quarter of fiscal 2013, there were 50 and 48 restaurants included in the company-owned comparable sales base, respectively.

Comparable restaurant net sales for company-owned restaurants open at least 24 months for the nine months ended September 28, 2014 decreased 5.2% from that of the prior year period, compared to fiscal 2013’s increase of 0.9% over the comparable fiscal 2012 period. For the nine months ended September 28, 2014 and September 29, 2013, there were 49 and 48 restaurants included in the company-owned comparable sales base, respectively.

Comparable restaurant net sales for franchise-operated restaurants for the third quarter of fiscal 2014 decreased 2.3% from that of the prior year period compared to fiscal 2013’s third quarter decrease of 2.3% over the comparable fiscal 2012 period. For the third quarter of 2014 and the third quarter of 2013, there were 122 and 117 restaurants included in the franchise-operated comparable sales base.

Comparable restaurant net sales for franchise-operated restaurants for the first nine months of fiscal 2014 and fiscal 2013 decreased 2.8% and 3.4%, respectively, from their respective comparable prior year periods. For the first nine months of fiscal 2014 and fiscal 2013, there were 119 and 114 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the third quarter of fiscal 2014 and fiscal 2013:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2014	2013	2014	2013
Average Weekly Net Sales:
Company-Owned	$46,855	$50,253	$48,268	$51,009
Full-Service (46)	$48,160	$52,043	$49,970	$52,876
Counter-Service (7)	$38,094	$38,532	$36,919	$38,752
Franchise-Operated	$51,548	$53,043	$52,219	$53,519
Operating Weeks:
Company-Owned	702	687	2,093	2,065
Franchise-Operated	1,827	1,766	5,453	5,194

Food and Beverage Costs

Food and beverage costs for the third quarter of fiscal 2014 were approximately $9.8 million or 29.5% of net restaurant sales, compared to approximately $10.5 million or 30.3% of net restaurant sales for the third quarter of fiscal 2013. This improvement was largely driven by more favorable pricing on some of our food contracts. Food and beverage costs for the first nine months of fiscal 2014 were approximately $29.6 million or 29.2% of net restaurant sales compared to approximately $32.0 million or 30.3% of net restaurant sales for the comparable period of fiscal 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Labor and Benefits Costs

Labor and benefits costs for the third quarter ended September 28, 2014 were approximately $10.6 million or 31.9% of net restaurant sales, compared to approximately $11.1 million or 32.0% of net restaurant sales for the three months ended September 29, 2013. This decrease was primarily due to a decline in employee benefit costs partially offset by sales deleverage on fixed and management labor costs. Labor and benefits for the nine months ended September 28, 2014 were approximately $32.4 million, or 32.0% of net restaurant sales, compared to approximately $33.7 million, or 31.9% of net restaurant sales, for the nine months ended September 29, 2013.

Operating Expenses

Operating expenses for the third quarter of fiscal 2014 were approximately $8.8 million, or 26.6% of net restaurant sales, compared to operating expenses of approximately $8.8 million, or 25.5% of net restaurant sales, for the third quarter of fiscal 2013. This increase in operating expenses as a percentage of net sales was primarily related to sales deleverage on fixed operating costs, as well as higher repair and maintenance, occupancy and other operating costs. These increases were partially offset by lower supply and utility costs during the third quarter. Operating expenses for the nine months ended September 28, 2014 were approximately $26.9 million, or 26.6% of net restaurant sales, compared to approximately $27.1 million, or 25.7% of net restaurant sales, for the nine months ended September 29, 2013.

During the third quarter of 2014, advertising as a percentage of net sales was 2.0%, which was essentially flat to the comparable period of 2013. In both years there was a 0.75% marketing fund contribution.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of 2014 was approximately $1.5 million, or 3.9% of total revenue, which was essentially flat compared to the third quarter of fiscal 2013. Depreciation and amortization expense for the nine months ended September 28, 2014 and September 29, 2013 was approximately $4.5 million and $4.6 million, respectively, and was 3.9% and 3.8%, respectively, of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and occupancy costs incurred prior to the opening of a new restaurant. Included in pre-opening costs is the cost of rent incurred, if any, prior to the restaurant opening. We did not incur any pre-opening costs during the third quarter of 2014. During the third quarter of 2013, we incurred approximately $293,000 of pre-opening expenses, which included pre-opening rent. During the nine months ended September 28, 2014 and September 29, 2013, we incurred pre-opening expenses of $7,000 and $369,000, respectively.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the net book value of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the net book value of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of these events during the three and nine months ended September 28, 2014 and September 29, 2013.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Nine Months Ended
Restaurants	Reason	September 28, 2014	September 28, 2014
Various	Asset impairment(1)	$—	$342
Salisbury, MD	Costs for closed restaurants(2)	80	187
Décor Warehouse	Lease termination costs(3)	—	94
Salisbury, MD	Lease termination costs(4)	—	19

Total		$80	$642

(1)	Change in strategy regarding décor resulted in the impairment of the décor located in the company’s restaurants.
(2)	Write-off of obsolete restaurant equipment.
(3)	Lease termination costs associated with closure of the décor warehouse.
(4)	Lease termination costs associated with closure of the restaurant, net of deferred rent credit.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Nine Months Ended
Restaurants	Reason	September 29, 2013	September 29, 2013
Salisbury, MD	Asset impairment(1)	$943	943
Oakton, VA	Lease termination fee(2)	200	200
Gaithersburg, MD	Costs for closed restaurants(3)	33	23

Total		$1,176	$1,166

(1)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant. The remaining asset balance can be transferred to other restaurants.
(2)	Lease costs associated with terminating, and then entering into a new lease for this restaurant.
(3)	The Company incurred various costs for this restaurant, whcihc closed at the end of its natural lease term.

General and Administrative Expenses

General and administrative expenses for the third quarter of 2014 were approximately $3.9 million, or 10.4% of total revenue, compared to approximately $4.9 million, or 12.4% of total revenue, for the third quarter of fiscal 2013. This decrease reflects the net impact of the departures of executives and employees during the first nine months of 2014 and $249,000, or $0.02 per diluted share, of severance costs, previously recorded in the second quarter of 2014, that were recaptured in the third quarter of 2014 partially offset by an approximate $260,000 charge for obsolete inventory.

General and administrative expenses for the first nine months of fiscal 2014 were approximately $12.2 million, or 10.6% of total revenue, compared to approximately $16.0 million, or 13.4% of total revenue, for the first nine months of fiscal 2013.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Interest Expense

Interest expense was approximately $209,000, or 0.6% of total revenue, for the third quarter of fiscal 2014, compared to approximately $233,000, or 0.6% of total revenue, for the comparable fiscal 2013. This decrease reflects lower interest rates and a lower average balance on our Line of Credit. This category includes interest expense for our term loan, financing lease obligations, line of credit, and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $709,000, or 0.6% of total revenue, for the first nine months of fiscal 2014 and approximately $771,000, or 0.6% of total revenue, for the first nine months of fiscal 2013.

Interest Income

We did not earn any interest income during the third quarter of 2014 and earned approximately $1,000 for the third quarter of fiscal 2013. Interest income was approximately $1,000 and $6,000 for the first nine months of fiscal 2014 and fiscal 2013, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances.

Provision for Income Taxes

For the third quarter of 2014, we recorded an estimated tax provision of approximately $897,000, or 30.7% of income before income taxes. For the nine months ended September 28, 2014, our tax provision was approximately $2.6 million, or 32.1% of income before income taxes. This compares to an estimated tax expense of approximately $228,000, or 23.6% of income before income taxes, for the third quarter of 2013, and an estimated tax expense of approximately $1.1 million, or 28.1% of income before income taxes, for the nine months ended September 29, 2013.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended September 28, 2014 was approximately $2.0 million, or $0.28 per basic and diluted share, respectively, on approximately 7,189,000 weighted average basic shares outstanding and 7,212,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended September 29, 2013 was approximately $737,000, or $0.10 per basic and diluted on approximately 7,450,000 weighted average basic shares outstanding and 7,721,000 weighted average diluted shares outstanding, respectively.

Net income for the nine months ended September 28, 2014 was approximately $5.4 million, or $0.75 per basic share and $0.74 per diluted share, respectively, on approximately 7,215,000 weighted average basic shares outstanding and approximately 7,244,000 weighted average diluted shares outstanding, respectively. Net income for the nine months ended September 29, 2013 was approximately $2.9 million, or $0.39 per basic share and $0.38 per diluted share, respectively, on approximately 7,419,000 weighted average basic shares outstanding and approximately 7,695,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $1.6 million at September 28, 2014 and approximately $1.3 million at December 29, 2013.

Our current ratio, which measures our immediate short-term liquidity, was 0.77 at September 28, 2014 and 0.88 at December 29, 2013. The current ratio is computed by dividing total current assets by total current liabilities. The change in our current ratio was primarily due to a decrease in our prepaid expenses relating to Federal and State income taxes and insurance. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive payment at the point of sale from customers and then pay our vendors on a delayed basis.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the nine months ended September 28, 2014 was approximately $11.2 million and reflects net income of approximately $5.4 million, depreciation and amortization of approximately $4.5 million, deferred rent of approximately $716,000, asset impairment and estimated lease termination and other closing costs of approximately $642,000, a net loss on disposal of property of approximately $424,000, a decrease in prepaid expenses and other current assets of approximately $1.2 million and an increase in other current liabilities of $1.1 million. These were partially offset by decreases in accrued compensation and benefits and accounts payable of approximately $1.2 million and $1.1 million, respectively, tax benefit for equity awards issued of $871,000, and a net stock-based compensation expense recapture of approximately $752,000.

Net cash provided by operating activities for the nine months ended September 29, 2013 was approximately $11.8 million. Cash provided by operating activities was primarily made up of net income of approximately $2.9 million, depreciation and amortization of approximately $4.6 million, an increase in accounts payable of approximately $1.5 million, stock-based compensation of approximately $1.2 million, and asset impairment and estimated lease termination and other closing costs of approximately $1.2 million, and deferred rent of approximately $733,000.

Net cash used for investing activities was approximately $1.9 million for the first nine months of fiscal 2014. Net cash used for investing activities was approximately $3.9 million for the comparable period in fiscal 2013. During the first nine months of 2014, we used approximately $2.0 million for capital expenditures for our existing restaurants and for other infrastructure projects partially offset by proceeds from the sale of décor of approximately $95,000. During the first nine months of 2013, we used approximately $3.6 million for capital expenditures for our existing restaurants and for other infrastructure projects. Additionally, we paid the remaining balance outstanding for the purchase of a liquor license for the company-owned restaurant that opened in the fourth quarter of fiscal 2013.

Net cash used for financing activities was approximately $9.0 million in the first nine months of fiscal 2014. Net cash used for financing activities was approximately $8.2 million for the comparable period in fiscal 2013. During the first nine months of 2014, we made draws of $16.7 million on our line of credit and made repayments of $23.1 million. We used approximately $2.5 million to repurchase 95,063 shares in the first nine months of fiscal 2014. We paid an additional $81,000 for shares repurchased at the end of fiscal 2013 under the May 2012 share repurchase program. Additionally, we had a tax benefit for equity awards issued of approximately $871,000. During the nine months ended September 29, 2013, we made draws of $13.9 million on our line of credit and made repayments of $20.6 million. We also used approximately $1.2 million to repurchase 74,842 shares.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) have a “Credit Agreement” with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It is comprised of a $30.0 million revolving credit facility (the “Facility”) (with an opportunity to increase this to $50.0 million), a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At September 28, 2014, the principal amount outstanding under the Facility and the Term Loan was $5.0 million and $4.2 million, respectively, along with approximately $620,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s “Adjusted Leverage Ratio,” as defined in the Credit Agreement at the end of the previous quarter. For the nine months ended September 28,

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

2014 and September 29, 2013, our weighted average interest rate for the Facility was 2.88% and 3.22%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at September 28, 2014. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the nine months ended September 28, 2014 and September 29, 2013 was 2.20% and 2.73%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2013. We were in compliance with all covenants as of September 28, 2014.

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

Additional Information on Famous Dave’s

We are currently subject to the informational requirements of the Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Famous Dave’s, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov. Our most current SEC filings, such as our annual, quarterly and current reports, proxy statements and press releases are available to the public free of charge on our website.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of September 28, 2014 was approximately $12.8 million, including our line of credit, our term loan with Wells Fargo Bank, National Association, and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million additional shares of our common stock in both the open market or through privately negotiated transactions. During the three months ended September 28, 2014, the Company used approximately $1,583,000 to repurchase 50,000 shares at an average market price per share of $31.66, excluding commissions. Since the program was adopted May 2012, we have repurchased 797,698 shares for approximately $12.8 million at an average market price per share of $15.99, excluding commissions.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (June 30, 2014 - July 27, 2014)	50,000	31.66	50,000	202,302
Month #2 (July 28, 2014 - August 24, 2014)	—	—	—	202,302
Month #3 (August 25, 2014 - September 28, 2014)	—	—	—	202,302

(1)	Excluding commissions.
(2)	Shares purchased under the publically announced 1.0 million share repurchase plan adopted May 1, 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: November 7, 2014	By:	/s/ Edward H. Rensi
Edward H. Rensi
Chief Executive Officer
Director (Principal Executive Officer)

Dated: November 7, 2014		/s/ Richard A. Pawlowski
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