Form 10-K
period 2014-12-28
FAMOUS DAVES OF AMERICA INC
filed 2015-03-13
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $ 153.0 million as of June 27, 2014 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose. As of March 6, 2014, 7,057,866 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 28, 2014, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

PART I

ITEM 1.	BUSINESS

Summary of Business Results and Plans

Famous Dave’s of America, Inc. (“Famous Dave’s”, the “Company” or “we”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of December 28, 2014, there were 189 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and Canada, including 50 Company-owned restaurants and 139 franchise-operated restaurants. An additional 56 franchise restaurants were committed to be developed through signed area development agreements at December 28, 2014.

Fiscal 2014 was a year of transition for Famous Dave’s. At the end of the first quarter of fiscal 2014, the Company made the decision to eliminate a strategy of relying on offering heavy discounts to drive sales that was in place for 2013 and early 2014. As result of this decision, the Company faced sales headwinds throughout 2014 and will continue to face them into the second quarter of 2015. We are confident that this was the right long-term decision for the brand. Throughout fiscal 2014, the Company laid the foundation to return to positive same store sales growth and to improved restaurant-level and Company-level operating margins, progress that was masked by strategic investments in the business, one-time cost adjustments associated with prior years, costs associated with changes to the corporate headquarters and costs associated with rationalizing our restaurant portfolio.

In fiscal 2014, total revenue was $149.4 million, a decrease from $155.4 million in fiscal 2013. This decrease predominantly reflected a comparable sales decline as a result of the decision to discontinue the discounting strategy highlighted above. Franchise royalty revenue and fees were flat while licensing and other revenue declined year over year. The Company realized a comparable sales decrease for Company-owned restaurants of 4.9% compared to a comparable sales increase of 0.2% for fiscal 2013. The franchise-operated restaurants saw a decline in their comparable sales of 2.5%, compared to 2013’s comparable sales decline of 2.9%. During 2014, the Company closed four Company-owned restaurants and did not open a new Company-owned restaurant. Additionally, in 2014, there were five new franchise-operated restaurants that opened, five lower volume franchise-operated restaurants that closed as well as one additional franchise-operated restaurant that closed in anticipation of being relocated in the future.

Fiscal 2014 earnings per diluted share were $0.40, that included the negative impact of $3.8 million, or $0.38 per diluted share, of one-time non-cash impairment and closure costs associated with the three Richmond area restaurants, as well as impairment charges for three additional restaurants, all of which charges were recorded during the fourth quarter. In the first half of fiscal 2014, there were additional charges of $1.1 million, or $0.11 per diluted share recorded for the sale, impairment, lease termination, and closure costs of the décor warehouse, as well as costs incurred for the closure of the Salisbury, Maryland restaurant. This compared to earnings per diluted share of $0.62 in fiscal 2013, that included the impact of $1.2 million, or $0.11 per diluted share, impact of non-cash impairment charges for the impairment of the Salisbury, Maryland restaurant, lease restructuring fees associated with a restaurant in Virginia, and residual closing costs for a restaurant relocated in 2013. Fiscal 2013’s results were favorably impacted by an approximate $1.4 million, or $0.13 per diluted share, of bonus recapture in the fourth quarter.

Fiscal 2014 earnings per diluted share decreased year over year due to several factors. The majority of the decline was the result of the impairment charges detailed above. The decline in restaurant sales is believed to be largely attributable to the Company’s decision to stop its heavy discount strategy in the first quarter of 2014, which had an adverse impact on operating margins. There was an increase in operating expenses as result of specific one-time charges related to investments in our restaurants. These increases in operating expenses were partially offset by favorable food and beverage costs and lower general and administrative expenses year-over-year as a result of executive and employee departures in fiscal 2014.

Although the Company is still early in the turnaround, the priorities for 2015 are clear. The Company is focusing its efforts on returning to positive comparable restaurant sales, while improving profitability at both the restaurant and Company level, refranchising Company restaurants and maintaining flexibility to make capital allocation decisions.

In fiscal 2014, the Company ceased relying on offering regular and heavy discounts as broad strategy to drive guest traffic; this is believed to be largely responsible for explaining the year over year comparable sales decline of 4.9%. The elimination of this strategy will continue to put pressure on top-line revenue through the middle of 2015. The Company has developed a pipeline of new menu items tied to an eighteen-month marketing calendar along with other brand and marketing initiatives that we believe will drive guest traffic for our dine-in and To Go occasions. Additionally, the Company will continue to focus driving catering sales and has recently added both senior corporate and field based staff to lead this initiative.

The Company aims to reduce the number of Company-owned restaurants to be approximately 10% to 15% of the total number of restaurants system wide over the next three to five years. To achieve this target, the Company will aim to sell some of its existing restaurants to existing and new franchisees that have the ability to not only acquire these restaurants but develop additional restaurants. Concurrently with this initiative, the Company may look to monetize its owned real estate.

The Company is working towards the goals of improving restaurant level cash flow margins and reducing general and administrative expenses so that its performance is more comparable to other similar casual-dining restaurant changes. The Company aims to achieve this by continuing to focus on cost optimization at the restaurant and at the general headquarters levels as well as to drive growth in top-line revenue to leverage its fixed costs.

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

Narrative Description of Business

Famous Dave’s restaurants, a majority of which offer full table service, feature hickory-smoked and off-the-grill entrée favorites. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of December 28, 2014, 43 of our Company-owned restaurants were full-service and 7 were counter-service. Generally, our prototypical design includes the following elements: a designated bar, a signature exterior smokestack, a separate entrance for our To Go business and a patio (where available). This design enables us to capitalize on a consistent trade-dress and readily identifiable look and feel for our future locations. We have designs that can be adapted to fit various location sizes and desired service styles such as full-service or counter-service.

In 2014, our franchise openings were a mixture of conversions of existing full-service casual dining chains to our concept as well as new construction. One of these was a full-service franchise-operated restaurant in Bayamon, Puerto Rico. In 2014, the Company did not open a Company-owned restaurant; however it did undertake a significant remodel in Bolingbrook, Illinois. In fiscal 2013, the Company completed construction on two restaurants in Maryland; both were ground-up construction of full-service restaurants. In 2012, two counter-service restaurants, utilizing our new 3,000 square foot prototype were built: one Company-owned and one franchise-operated. Additionally, in 2012, a full-service Company-owned restaurant was converted from another restaurant concept in Gainesville, Virginia. All other locations that opened in fiscal 2013 were franchise-owned full-service restaurants.

We offer conversion packages that provide our franchisees with the flexibility to convert existing restaurants and other footprints into a Famous Dave’s restaurant. Due to the flexibility and scalability of our concept, we believe that there are a variety of development opportunities available now and in the future. Additionally in 2015, we are working with three restaurant design firms to develop the next evolution in our full-service format and to develop plans for three additional service-style models including counter-service, line-service and hybrid flex-service models. Our one new Company-owned restaurant that is expected to open in fiscal 2015 will be a relocation of an existing restaurant in North Riverside, Illinois and will reflect one interpretation of our new full-service design prototypes.

We pride ourselves on the following:

High Quality Food — Each restaurant features a distinctive selection of authentic hickory-smoked and off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and generous signature sandwiches and salads. Also, enticing side items, such as corn bread, potato salad, coleslaw, Shack FriesTM and Wilbur BeansTM, accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding, Hot Fudge Kahlua Brownies, and Banana Pudding, are a specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer six regional barbeque sauces: Rich & Sassy®, Texas PitTM, Georgia MustardTM, Devil’s Spit®, Sweet and ZestyTM and Wilbur’s RevengeTM. These sauces, in addition to a variety of seasonings, rubs, marinades, and other items are also distributed in retail grocery stores throughout the country under licensing agreements. In 2014, we expanded our menu to include the use of smoked meats to be used as an ingredient in other menu items, such as flat breads and tacos.

We believe that high quality food, a menu that is over 80% “scratch cooking” and the fact that we smoke our meats daily at each of our restaurants are principal points of differentiation between us and other casual dining competitors and are a significant contributing factor to repeat business. We also feel that our focus on barbecue being a noun, a verb and a culture allows for product innovation without diluting our brand. As a noun, barbeque refers to the art of the smoke and sauce. As a verb, barbeque refers to the act of grilling. As a culture, barbeque refers to the competitive spirit. As a result, we see few geographic impediments to scaling our concept and brand.

Distinctive Environment — Décor and Music — During 2014, the Company re-evaluated the existing restaurants décor and music. As part of this evaluation, the Company began removing a significant portion of its decor in an effort to lighten up and modernize the restaurants. Additionally, the Company tested and implemented new music programs that updated the music selection in our restaurants to appeal to a broader spectrum of guests.

Our original décor theme was a nostalgic roadhouse shack (“Original Shack”), as defined by the abundant use of rustic antiques and items of Americana. This format was used for both full-service and counter-service restaurant formats. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have evolved our format to that of a full-service concept with several “prototypical” designs that incorporate the best attributes of the past restaurants while providing a consistent brand image

Broad-Based Appeal — We believe that our concept has broad appeal because it attracts customers of all ages, the menu offers a variety of items, and our distinctive sauces allow our guests to customize their experience, appealing to many tastes. We believe that our distinctive barbecue concept, combined with our high-quality food, makes Famous Dave’s appeal to families, children, teenagers and adults of all ages and socio-economic and demographic backgrounds.

Operating Strategy

We believe that our ability to achieve sustainable profitable growth is dependent upon us delivering high-quality experiences in terms of both food and hospitality to every guest, every day, and to enhance brand awareness in our markets. Key elements of our strategy include the following:

Operational Excellence — During fiscal 2014, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. Operational excellence also means an unyielding commitment to provide our guests with superior service during every visit. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques.

Our menu focuses on a number of popular smoked, barbequed, grilled meats, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use proprietary seasonings, sauces and mixes. This streamlined food preparation system helps manage the cost of operation by requiring fewer staff; lower training costs, and eliminates the need for highly compensated chefs. Additionally, barbeque has the ability to be batch cooked and held, which enables our award winning food to get to our guests quickly, whether in the restaurant, at their homes, or at a catering event. In order to enhance our appeal, expand our audience, increase frequency, and feature our cravable products, we have assembled a research and development product pipeline designed to generate new, delicious and exciting menu items that allow us to regularly update our menu.

During 2014, we offered our guests several new products as well as featured several signature menu items. Early in 2014, and in support of the Lenten season, we featured several fish entrée’s such as catfish, salmon, and cod. We also offered an Easter holiday meal program with our own Signature Smoked Hams. In the spring, we launched “Build Your Own BBQ or BYOB” – where our guests could build their own BBQ taco or lettuce cup with our smoked pork, brisket, or chicken along with other accompaniments. During the holiday season, we featured, system-wide, a Signature Smoked Ham and Signature Smoked Turkey product available for off-premise occasions.

Human Resources and Training/Development — A key ingredient to our success lies with our ability to hire, train, engage and retain Employees at all levels of our organization. We place a great deal of importance on creating an exceptional working environment for all of our employees. Through our Human Resource, Talent Management and Training/Development resources, tools and programs, we continually enhance and support superior performance within our restaurants and General Headquarters. Our foundational guiding principle is doing the right thing for the organization and our guests while ensuring we have the right people in the right roles with the right resources and tools.

We are a performance-based organization, committed to recognizing and rewarding performance at all levels of the organization. Our performance management process includes performance calibration at the organizational level as a means of providing measureable, comparative employee evaluations relative to peer contribution, taking into account specific core competencies and goals. It is designed to provide a complete picture of performance that is consistent across the organization. We offer a total rewards program that is benchmarked closely against the industry and includes health and welfare coverage, 401(k) and non-qualified deferred compensation with a company match, base pay and incentive pay programs developed to sustain our market competitive position. Our restaurant management turnover for fiscal 2014 was approximately 16% and our restaurant hourly turnover was approximately 57%. Our Human Resource and Training organization focuses on the selection and retention of talent through programs in overall workforce planning, performance management, development, safety and risk reduction, and continued enhancements in our organizational structures for all positions in the business.

In the Training and Development arena, we offer a variety of ongoing on-the-job and classroom training programs for the operations teams (hourly Employees, Restaurant Managers, and Multi-Unit Managers) in an effort to create defined career paths. Our Management Trainee program provides new restaurant managers a foundational based training for restaurant operations, including ServSafe Food and Alcohol Certification; and several learning sessions focused on the basic behaviors and skills of a Famous Dave’s Manager. We also offer a Famous Dave’s Leadership Series program which provides a library of workshop offerings for our managers focused on building and strengthening core skills in the areas of communication, teamwork, coaching, change management and performance management. In addition, we have incorporated e-learning training tasks, skills and processes on-demand. E-learning provides many benefits including: saving costs on printed materials, saving training time with greater knowledge retention, providing a testing platform for training results, and increasing the productivity of tenured staff by keeping skills sharp.

Restaurant Operations

Our ability to manage multiple restaurants in geographically diverse locations is central to our overall success. In each market, we place specific emphasis on the positions of Operations Supervisors and General Manager, and seek talented individuals that bring a diverse set of skills, knowledge, and experience to the Company. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of Employees and the establishment of, and adherence to, high standards relating to performance, food and beverage preparation, and maintenance of facilities.

All Managers must complete an eight-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and employee relations. We have prepared operations’ manuals relating to food and beverage quality and service standards. New Employees participate in training under the close supervision of our Management. Each General Manager reports to an Operations Supervisor, who manages from six to seven restaurants, depending on the region. Our Operations Supervisors have all served as General Managers, either for Famous Dave’s or for other restaurants, and are responsible for ensuring that operational standards are consistently applied in our restaurants, communicating Company focus and priorities, and supporting the development of restaurant management teams. In addition to the training that the General Managers are required to complete as noted above, our Operations Supervisors receive additional training through Operations Supervisors Workshops that focus specifically on managing multiple locations, planning, time management, staff and management development skills.

We have a Sr. Director of Operations who is responsible for overseeing all Company-owned restaurants. This individual works closely with the Operations Supervisors to support day-to-day restaurant operations. In addition, the Sr. Director of Operations assists in the professional development of our multi-unit supervisors and general managers. The Sr. Director of Operations is also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. The Sr. Director reports to the Executive Director of Operations.

Staffing levels at each restaurant vary according to the time of day and size of the restaurant. However, in general, each restaurant has approximately 40 to 60 Employees.

Off-Premise Occasions — Focus on Convenience — In addition to our lively and entertaining dine-in experience, we provide our guests with maximum convenience by offering an expedient take-out service along with catering. We believe that Famous Dave’s entrées and side dishes are viewed by guests as traditional American “picnic foods” that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. Also, the high quality, fair prices and avoidance of preparation time make take-out of our product particularly attractive. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business.

Catering accounted for approximately 10.0% of our net sales for fiscal 2014, as compared to 9.4% in 2013. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants, and each restaurant has a dedicated vehicle to support our catering initiatives. During 2014, we implemented a catering call center for phone-in and web catering orders which provided our catering sales managers with more time to grow this area of the business.

To Go accounted for approximately 26.8% of net restaurant sales for fiscal 2014 as compared to 26.0% in 2013. Our restaurants have been designed specifically to accommodate a significant level of To Go sales, including a separate To Go entrance with prominent and distinct signage, and for added convenience, we separately staff the To Go counter. We believe our focus on To Go enables Famous Dave’s to capture a greater portion of the “take-out” market by allowing consumers to “trade within our brand,” when dining in is not always an option. We pursue efforts to increase awareness of To Go in all Company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants. During 2014, we implemented a call center for phone-in orders that helped to reduce wait times during peak weekend hours.

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

Value Proposition and Guest Frequency — We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.99 to $24.99, resulting in a per person dine-in and To Go average of $16.49 during fiscal 2014. During fiscal 2014, lunch checks averaged $15.48 and dinner checks averaged $18.91. We intend to use value priced offerings, new product introductions, and the convenience of connecting with guests on their own terms, to drive new and infrequent guests into our restaurants for additional meal occasions.

Marketing, Promotion and Sales

We believe that by specializing in unique and distinctive smoked and grilled meats, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. To further develop the advertising and promotional materials and programs designed to create brand awareness and increase the reach of the brand, we have a system-wide marketing fund. All Company-owned restaurants, and those franchise-operated restaurants with agreements signed after December 17, 2003 are generally required to contribute 1% of net sales to this fund. In fiscal 2014, predominately due to the carryover of funds from fiscal 2013, the Company made the decision to decrease the 2014 Marketing Ad Fund contribution system-wide to 0.75% of net sales. In 2015, the Marketing Ad Fund contribution system-wide will revert back to the contractual rate of 1% of net sales.

The marketing team, working with outside consultants and other resources, is responsible for the advertising, promotion, creative development, and branding for Famous Dave’s. Franchise-operated restaurants place the advertising and marketing in their local markets based on contractual requirements, while the Famous Dave’s marketing team plans and executes the advertising and marketing for Company-owned restaurants. Famous Dave’s uses traditional marketing efforts that include television, internet, radio, digital marketing, public relations and outdoor billboards. During 2014, we had 1.9 million Famous Nation members and approximately 408,000 fans on Facebook.

The strategic focus for marketing and promotion is to ensure that Famous Dave’s is recognized as the category–defining brand in BBQ, to create a more competitive distinction, and to continue to strengthen the perception of value in the consumer’s mind. In fiscal 2014 the Company discontinued the broad use of discounts to drive guest traffic as it had the previous couple of years. To help drive top-line sales, the Company is implementing a rolling 18 month marketing calendar with specific regular promotions. We featured four limited time offerings in 2014 that introduced our customers to new flavor profiles, innovative products and provided value and margin opportunity. Additionally, a number of new initiatives were planned around enhancing the menu, the guest experience, events marketing and social media.

Famous Dave’s is somewhat unique in casual dining having four different occasions to interact with the consumer: Dine-In, To Go, Catering, and Retail. In 2014, we shifted our emphasis to achieving growth by going deeper in connecting with guests on their terms. Each of these dining occasions’ offer unique and often compelling sources of growth, and each occasion is growing at a different rate. Through this differentiation, we should be able to create a more immediate relevancy and sales opportunities by solving the guest’s daily dinner dilemma and address these differences in our marketing, including menu, promotional outreach, pricing, and new product news.

Location Strategy

We believe that the barbeque segment of the casual dining niche of the restaurant industry continues to offer strong growth opportunities, and we see few impediments to our growth on a geographical basis. Our geographical concentration as of December 28, 2014 was 41% Midwest, 11% Middle Atlantic, 8% South, 30% West, 8% Northeast, 1% in Canada and 1% in Puerto Rico. We were located in 34 states, the Commonwealth of Puerto Rico and Canada as of December 28, 2014.

We prepare an overall market development strategy for each market. The creation of this market strategy starts with identifying trade areas that align demographically with the target guest profile. The identified trade areas are then assessed for viability and vitality and prioritized as initial, second tier, or future development. Since markets are dynamic, the market strategy includes a continual and ongoing assessment of all existing restaurant locations. If financially feasible, a restaurant may be relocated as the retail or residential focus in a trade area shifts.

We have a real estate site selection model to assist in assessing the site and trade area quality of new locations. This process involves consumer research in our existing restaurants, the results of which are captured in a target guest profile, that is regularly updated. Each location is evaluated based on three primary sales drivers, that include: sales potential from the residential base (home quality), employment base (work quality), and retail activity (retail quality). Locations are also evaluated on their site characteristics that includes seven categories of key site attributes, including, but not limited to, access, visibility, and parking.

As part of our development strategy, we have engaged a design firm to redesign and reimage the traditional full-service prototype and develop plans for three additional service style models including counter-service, line-service and hybrid flex-service models. The three additional service-style models will allow us to access new markets or strategically locate restaurants in existing markets where a full-service restaurant is unlikely to be financially viable. The surrounding trade area will determine which service style is appropriate. Site selection will focus on newly developed green-field retail developments or existing retail projects being re-developed. Conversion opportunities will be considered on a case by case basis. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our revolving line of credit.

Company-Owned Restaurant Development — We expect to open one new Company-owned restaurant in 2015, which is the relocation of the North Riverside, Illinois restaurant. It will serve as a prototype for the growth of our full-service restaurants system-wide. We expect to continue to build in our existing markets in high profile, heavy traffic retail locations. Our plan is to focus on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness, and creating opportunities for operating, distribution, and marketing efficiencies.

Franchise-Operated Restaurant Development — We expect to continue to grow the franchise program. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. As of December 28, 2014, we had signed franchise area development agreements with aggregate commitments for 56 additional units that are expected to open over approximately the next five years. However, there can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network here and outside of the United States.

Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. In the past, area development agreements generally ranged from 3 to 15 restaurants, however, due to economic and market conditions, we have been willing to discuss smaller unit agreements as well as individual franchise restaurants in the right markets where it makes sense. Additionally, we have begun to focus on certain strategic international markets where it makes sense. We do believe that the additional service-style formats will allow us to bring new franchisees, with diverse restaurant experience, into the system.

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

Approximately 85% of our food and non-alcoholic beverage purchases are on contract, with the majority being proteins. Pork represents approximately 32% of our total purchases, while beef, which includes hamburger and brisket, is approximately 13%, chicken is approximately 12%, and seafood is approximately 2%. Our purchasing department contracts, as well as our food and beverage costs and trends associated with each, are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have implemented a suite of restaurant and general headquarter systems which support operations by providing transactional functions (ordering, card processing, etc.) and reporting at both the unit and support center level. Interfaces between Point-of-Sale (POS), labor management, inventory management, menu management, key suppliers, and Employee screening/hiring and financial systems all contribute to the following operator and corporate visibility:

•	Average guest check broken down by location, by server, by day part, and by revenue center;

•	Daily reports of revenue and labor (both current and forecasted);

•	Weekly reports of selected controllable restaurant expenses;

•	Monthly reporting of detailed revenue and expenses; and

•	Ideal vs. actual usage variance reporting for critical restaurant-level materials

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

Franchise Program

We are currently authorized to offer and sell franchises in 44 of 50 states, the Commonwealth of Puerto Rico, and have a Canadian franchise disclosure document available. Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants with our standards of quality and promote and develop Famous Dave’s brand awareness.

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

At December 28, 2014, we had 39 ownership groups operating 139 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 56 franchise restaurants, were in place as of December 28, 2014. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe.

As of December 28, 2014, we had franchise-operated restaurants in the following locations:

United States	Number of Franchise-Operated Restaurants
Arizona	6
Arkansas	2
California	20
Colorado	6
Delaware	2
Florida	2
Idaho	2
Illinois	3
Indiana	4
Iowa	3
Kansas	3
Kentucky	1
Maine	1
Maryland	1
Michigan	9
Minnesota	6
Missouri	4
Montana	4
Nebraska	3
Nevada	6
New Jersey	1
New York	2
North Dakota	3
Oregon	2
Ohio	3
Pennsylvania	4
South Dakota	2
Tennessee	5
Texas	4
Utah	3
Washington	7
Wisconsin	11
Wyoming	1

United States Total	136
The Commonwealth of Puerto Rico	2
Canada	1

United States, the Commonwealth of Puerto Rico, and Canada Total	139

Our Franchise Operations Department is made up of the Executive Director of Operations, who guides the effort of a Sr. Director of Franchise Operations, supported by four Franchise Consultants. The Sr. Director of Franchise Operations has the responsibility for supporting our franchisees throughout the country and plays a critical role for us as well as for our franchise community. The Sr. Director of Franchise Operations manages the relationship between the franchisee and the franchisor and provides an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are an active participant towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. They ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the Sr. Director of Franchise Operations and the Franchise Consultants and the General Headquarters but are not required to do so.

The Company has a comprehensive operations’ scorecard and training tool that helps us measure our operational effectiveness of our Company-owned and franchise-operated restaurants. This scorecard is used to evaluate, monitor and improve operations in areas such as guest satisfaction, health and safety standards, community involvement, and local store marketing effectiveness, among other operating metrics. Also, we generally provide support as it relates to all aspects of franchise operations including, but not limited to, store openings and operating performance. Finally, the Company solicits feedback from our franchise system by conducting a Franchise Satisfaction Survey every year. The results of this survey are used to better support the needs of the franchise system while maintaining a one-system mindset.

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

The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, small wares, décor and training fees as well as working capital. In 2014, franchisees were required to contribute 0.75% of net sales to a marketing fund dedicated to building system-wide brand awareness. In 2015, franchisees will be required to contribute 1% of net sales to the marketing fund. Additionally, franchisees have historically spent 1.5% to 2.0% of their net sales annually on local marketing activities. Currently franchisees are required to spend approximately 1.5% of their net sales annually on local marketing activities.

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

Team Members

As of December 28, 2014, we employed approximately 2,438 team members of which approximately 256 were salaried full-time employees. None of our team members are covered by a collective bargaining agreement. We consider our relationships with our team members to be good.

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

The restaurant industry is still affected by macro-economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent economic recession, and the slow economic recovery, has kept consumer confidence low, and consequently, has affected the frequency of consumers’ dining out occasions, which has been harmful to our results of operations and cash flows, and has negatively impacted our financial position which has resulted in asset impairment charges being recorded and if it continues in the future, may result in further impairment of the Company’s assets. Depending on the duration and severity of the continued economic downturn and the pace of recovery, it may adversely affect our ability to comply with financial covenants under our credit facility on a continuing basis. These financial covenants include, without limitation, maximum target capital expenditures and stock buy-backs, cash flow ratios, adjusted leverage ratios, and in certain circumstances, a maximum aged royalty receivable. There can be no assurances that government responses to the disruptions in the financial markets and overall economy will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As of December 28, 2014, we were in compliance with all of our covenants during fiscal 2014.

In the event we fail to comply with these or other financial covenants in the future and are unable to obtain similar amendments or waivers, our lender will have the right to demand repayment of all principal amounts outstanding under the credit facility and term loan, which were approximately $5.0 million and $4.0 million, respectively, at December 28, 2014, and to terminate the existing credit facility and term loan. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our personal property, which serves as collateral for the credit facility. Replacement financing may be unavailable to us on similar terms or at all, especially if current credit market conditions persist. Termination of our existing credit facility without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

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

Our plan is to open one new Company-owned restaurant, which is the relocation of the North Riverside, IL restaurant, in 2015. There is no guarantee that any of the Company-owned or franchise-operated restaurants will open when planned, or at all, due to many factors that may affect the development and construction of our restaurants, including landlord delays, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the project, and other unanticipated increases in costs, any of which could give rise to delays and cost overruns. There can be no assurance that we will successfully implement our growth plan for our Company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.

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

Our growth and success depends in part upon increasing the number of our franchised restaurants, through execution of area development and franchise agreements with new and existing franchisees in new and existing markets. We are also pursuing a strategic “re-franchising” initiative to transition some of our Company-owned restaurants into franchised locations. Our ability to successfully franchise additional restaurants and re-franchise existing Company-owned restaurants will depend on various factors, including our ability to attract, contract with and retain quality franchisees, the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, the negotiation of acceptable terms for the re-franchising of existing Company-owned restaurants, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion, and general economic and business conditions. Many of the foregoing factors are beyond the control of the Company or our franchisees.

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

We may not be successful in expanding our international footprint.

Our current franchise program includes two restaurants in the Commonwealth of Puerto Rico and one restaurant in Manitoba, Canada, and we believe there is a significant opportunity to expand our concept in international markets. Because we are at the early stage of pursuing international growth, we may not be completely aware of the development efforts involved and barriers to entry into foreign markets. As a result, we may incur more expenses than originally anticipated and there is a risk that we may not be successful in expanding internationally. If we are successful in expanding our international footprint, our future results could be materially adversely affected by a variety of uncontrollable and changing factors affecting international operations including, among others, regulatory, social, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and changes in the laws and policies. Furthermore, by expanding our international footprint, our brand value could be harmed by factors outside of our control, including, among other things, difficulties in achieving the consistency of product quality and service compared to our U.S. restaurants and an inability to obtain adequate and reliable supplies of ingredients and products.

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

Any change in the current status of such regulations, including an increase in team member benefits costs, any and all insurance rates, or other costs associated with team members, could substantially increase our compliance and labor costs. Because we pay many of our restaurant-level team members rates based on either the federal or the state minimum wage, increases in the minimum wage would lead to increased labor costs. In 2014, the general counsel’s office of the National Labor Relations Board issued complaints naming the McDonald’s Corporation as a joint employer of workers at its franchisees for alleged violations of the Fair Labor Standards Act. There can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of its franchisees. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. Furthermore, restaurant operating costs are affected by increases in unemployment tax rates and similar costs over which we have no control.

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

We rely heavily on information technology to conduct our business, and any material failure or interruption of service could adversely affect our operations. Furthermore, we accept credit and debit card payments in our restaurants. Recently, retailers have experienced actual or potential security breaches in which credit and debit card information may have been compromised, including several highly publicized incidents. While we take it very seriously and expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. If our guests’ consumer data or our team members’ personal data are compromised, our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties and other remedial costs.

We evaluate restaurant sites and long-lived assets for impairment and expenses recognized as a result of any impairment would negatively affect our financial condition and consolidated results of operations.

On December 29, 2014, we announced the closure of three underperforming Company-owned restaurants located in and around Richmond, Virginia and that we anticipated impairing the assets of up to four additional restaurants that underperformed during fiscal 2014. Based on our impairment analysis, we recognized expenses during the fiscal 2014 fourth quarter of $3.8 million as a result of impairment charges for three restaurants. We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these estimates change in the future, we may be required to take additional impairment charges for the related assets, which would negatively affect our financial condition and consolidated results of operations. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates.

Pursuant to its authority to designate and issue shares of our stock as it deems appropriate, our board of directors may assign rights and privileges to currently undesignated shares which could adversely affect the rights of existing shareholders.

Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 6, 2015, we had 7,057,866 shares of common stock outstanding.

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

The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. We have engaged a design firm to redesign and reimage the traditional full-service prototype and develop plans for three additional service style models including counter-service, line-service and hybrid flex-service models. The three additional service-style models will allow us to access new markets or strategically locate restaurants in existing markets where a full-service restaurant is not sustainable. The surrounding trade area will determine which service style is appropriate. These new prototypes can be built as free standing buildings, as end caps of a building or as in-line locations. Additionally, we offer lower cost conversion packages that provide our franchisees with the flexibility to build in cost effective formats, such as opportunities to convert existing restaurants into a Famous Dave’s restaurant.

In fiscal 2014, the Company did not open any new Company owned locations, and closed four locations. In fiscal 2013 the Company opened two free-standing, full-service restaurants, one in a 5,000 square foot building constructed by the landlord and the second in a 5,600 square foot prototype building constructed by the Company. In addition to the Company locations, franchisees opened eight full-service restaurants during fiscal 2013 including five conversions, two ground-up free-standing buildings, and one end-cap. In fiscal 2012, the Company opened a 6,000 square foot full-service restaurant and a 3,600 square foot counter-service restaurant, both of which were conversions of other restaurant concepts. In 2012, several franchisees successfully converted restaurants from existing casual dining concepts. Due to the flexibility and scalability of our concept, there are a variety of development opportunities available now and in the future. In 2015, we expect to open one Company-owned restaurant, which is a relocation of the North Riverside, Illinois restaurant.

Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 9 months to 33 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales.

Our Minnesota executive offices are currently located in approximately 28,600 square feet in Minnetonka, Minnesota. Our executive office lease expires November 2018, with two five-year renewal options. The minimum annual rent commitment remaining over the lease term, including renewal options, is approximately $4.1 million. Our Illinois executive offices are currently located in approximately 8,400 square feet in Lombard, Illinois. This executive office lease expires October 2022. The minimum annual rent commitment remaining over the lease term is approximately $715,000.

We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future. The following table sets forth certain information about our existing Company-owned restaurant locations, as of December 28, 2014, sorted by opening date:

	Location	Square Footage	Interior Seats	Owned or Leased		Date Opened/Acquired
1	Roseville, MN (3)	4,800	105	Leased		June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased		September 1996
3	Maple Grove, MN	6,100	146	Leased	(1)	April 1997
4	Highland Park (St. Paul, MN)(3)	5,200	125	Leased		June 1997
5	Stillwater, MN	5,200	130	Leased	(1)	July 1997
6	Apple Valley, MN(3)	3,800	90	Leased	(1)	July 1997
7	Forest Lake, MN(3)	4,500	100	Leased		October 1997
8	Minnetonka, MN	5,500	140	Owned	(2)	December 1997
9	Plymouth, MN(3)	2,100	49	Owned	(2)	December 1997
10	West Des Moines, IA	5,700	150	Leased		April 1998
11	Des Moines, IA	5,800	150	Leased		April 1998
12	Cedar Falls, IA	5,400	130	Leased		September 1998
13	Bloomington, MN	5,400	140	Leased		October 1998
14	Woodbury, MN	5,900	180	Owned	(2)	October 1998
15	Lincoln, NE	6,200	185	Owned	(2)	December 1999
16	Columbia, MD	7,200	270	Leased		January 2000
17	Annapolis, MD	6,800	219	Leased		January 2000
18	Frederick, MD	5,600	180	Leased		January 2000
19	Woodbridge, VA	6,000	219	Leased		January 2000
20	Addison, IL	5,000	135	Owned	(2)	March 2000
21	North Riverside, IL	4,700	150	Leased		August 2000
22	Sterling, VA	5,800	200	Leased		December 2000
23	Oakton, VA	4,400	184	Leased		May 2001
24	Laurel, MD	5,200	165	Leased		August 2001
25	Orland Park, IL	5,400	158	Leased		June 2002
26	Chantilly, VA	6,400	205	Leased		January 2006
27	Florence, KY	5,900	217	Leased		January 2006
28	Waldorf, MD	6,600	200	Leased		June 2006
29	Coon Rapids, MN	6,300	160	Owned	(2)	December 2006
30	Fredericksburg, VA	6,500	219	Leased		September 2007
31	Owings Mills, MD	6,700	219	Leased		November 2007
32	Bolingbrook, IL	6,600	219	Leased		November 2007
33	Oswego, IL	6,600	219	Leased		December 2007
34	Alexandria, VA	6,600	219	Leased		February 2008
35	Algonquin, IL	6,000	219	Leased		September 2008
36	Greenwood, IN	5,700	184	Leased		October 2008
37	Brick, NJ	5,200	181	Leased		March 2010
38	May’s Landing, NJ	6,400	237	Leased		March 2010
39	Smithtown, NY	6,400	237	Leased		March 2010
40	Westbury, NY	6,400	276	Leased		March 2010
41	New Brunswick, NJ	7,200	255	Leased		March 2010
42	Mountainside, NJ	8,800	253	Leased		March 2010
43	Metuchen, NJ	6,200	176	Leased		March 2010
44	Bel Air, MD	6,360	199	Leased		August 2010
45	Falls Church, VA	5,430	169	Leased		August 2011
46	Eden Prairie, MN(3)	2,980	65	Leased		December 2011
47	Gainesville, VA	6,000	215	Leased		June 2012
48	Evergreen Park, IL(3)	3,600	90	Leased		November 2012
49	Germantown, MD	5,000	160	Leased		September 2013
50	Timonium, MD	5,600	187	Leased		November 2013

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.

(2)	Restaurant land and building are owned by the Company.

(3)	Counter service restaurant

ITEM 3.	LEGAL PROCEEDINGS

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

	2014		2013
Period	High	Low	High	Low
1st Quarter	$31.99	$15.01	$11.09	$8.89
2nd Quarter	$34.70	$23.00	$15.76	$10.23
3rd Quarter	$29.67	$23.26	$16.95	$14.75
4th Quarter	$29.98	$23.88	$20.99	$15.50

Holders

As of March 6, 2015, we had approximately 333 shareholders of record and approximately 3,390 beneficial shareholders.

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

Stock Performance Graph

Below is a line-graph presentation that compares the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or Peer Group Index constructed by the Company. The following presentation compares the Company’s common stock price for the period from January 3, 2010 through December 28, 2014, to the S&P 500 Stock Index and to the S&P Small Cap Restaurant Index.

The Company has elected to use the S&P Small Cap Restaurant Index in compiling its stock performance graph because it believes the S&P Small Cap Restaurant Index represents a comparison to competitors’ with similar market capitalization to the Company.

The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and S&P Small Cap Restaurants was $100 on January 3, 2010, and that any dividends paid were reinvested in the same security.

*	$100 invested on 1/3/10 in stock or index, including reinvestment of dividends. Fiscal year ending 12/28/14 with previous specific fiscal year ends at January 2, 2011; January 1, 2012. December 30, 2012 and December 29, 2013.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Purchases of Equity Securities by the Issuer

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. Since the program was adopted in May 2012, we have repurchased 804,101 shares under this program for approximately $12.9 million at an average market price per share of $16.05, excluding commissions. During fiscal 2014, we repurchased 101,466 shares under this program for approximately $2.6 million at an average market price per share of $25.72, excluding commissions.

The following table includes information about the stock repurchase program approved on May 1, 2012 for the fiscal year ended December 28, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (December 30, 2013 — January 26, 2014)	43,098	(2)	19.37	43,098	(2)	254,267	(3)
Month #2 (January 27, 2014 — February 23, 2014)	1,965	(2)	17.71	1,965	(2)	252,302	(3)
Month #3 (February 24, 2014 — March 30, 2014)	—		—	—		252,302	(3)
Month #4 (March 31, 2014 — April 27, 2014)	—		—	—		252,302	(3)
Month #5 (April 28, 2014 — May 25, 2012)	—		—	—		252,302	(3)
Month #6 (May 26, 2014 — June 29, 2014)	—		—	—		252,302	(3)
Month #7 (June 30, 2013 — July 27, 2014)	50,000	(2)	31.66	50,000	(2)	202,302	(3)
Month #8 (July 28, 2014 — August 24, 2014)	—		—	—		202,302	(3)
Month #9 (August 25, 2014 — September 28, 2014)	—		—	—		202,302	(3)
Month #10 (September 29, 2014 — October 26, 2014)	—		—	—		202,302	(3)
Month #11 (October 27, 2014 — November 23, 2014)	4,903	(2)	24.43	4,903	(2)	197,399	(3)
Month #12 (November 24, 2014 — December 28, 2014)	1,500	(2)	24.97	1,500	(2)	195,899	(3)

(1)	Excluding commissions.

(2)	Shares purchased under the 1.0 million share publically announced repurchase plan adopted May 1, 2012.

(3)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted May 1, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

The selected financial data as of and for the fiscal years ended December 28, 2014 (fiscal 2014), December 29, 2013 (fiscal 2013), December 30, 2012 (fiscal 2012), January 1, 2012 (fiscal 2011), and January 2, 2011 (fiscal 2010) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR
($’s in 000’s, except per share data and average weekly sales)	2014	2013	2012	2011	2010(1)
STATEMENTS OF OPERATIONS DATA
Revenue	$149,355	$155,432	$154,988	$154,811	$148,268
Asset impairment and estimated lease termination and other closing costs(2)	($4,517)	($1,181)	($370)	($513)	($74)
Income from operations	$4,892	$7,747	$6,213	$9,396	$11,983
Income tax expense	($1,099)	($2,010)	($805)	($2,764)	($3,796)
Net income	$2,897	$4,767	$4,360	$5,562	$7,218
Basic net income per common share	$0.40	$0.65	$0.58	$0.70	$0.84 (3)
Diluted net income per common share	$0.40	$0.62	$0.57	$0.68	$0.82 (3)
BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$2,133	$1,293	$2,074	$1,148	$2,654
Total assets	$66,677	$75,337	$76,253	$73,839	$76,129
Long-term debt less current maturities	$11,493	$18,924	$22,105	$20,451	$23,497
Total shareholders’ equity	$31,802	$32,791	$33,767	$34,094	$32,904
OTHER DATA
Restaurant Sales:
Company-owned	$131,015	$136,930	$135,730	$136,896	$131,154
Franchise-operated	$369,871	$363,438	$361,109	$355,338	$340,454
Number of restaurants open at year end:
Company-owned restaurants	50	54	53	54	52
Franchise-operated restaurants	139	140	135	133	130

Total restaurants	189	194	188	187	182
Comparable Sales:
Company-owned comparable store
Sales (decrease) increase (4)	(4.9)%	0.2%	(1.8)%	1.5%	0.7%
Franchise-operated comparable store
Sales (decrease) increase (4)	(2.5)%	(2.9)%	(2.0)%	0.0%	(0.8)%
Average weekly sales:
Company-owned restaurants	$47,249	$49,514	$49,172	$50,216	$49,187
Franchise-operated restaurants	$51,059	$52,136	$52,714	$53,096	$52,631

(1)	All presented fiscal years consisted of 52 weeks. Fiscal 2015 will consist of 53 weeks.

(2)

Fiscal 2014 reflects non-cash impairment charges for six Company-owned restaurants, two lease restructurings charges at additional Company-owned restaurants and the décor warehouse, the write-off of décor due to a change in operating strategy and closing costs associated with Company owned restaurants. Fiscal 2013 reflects non-cash impairment charges for one Company-owned restaurant, a lease restructuring at another Company-owned restaurant, and residual closing costs for a restaurant relocated in 2013. Fiscal 2012 primarily reflects closing costs for three Company-owned restaurants as well as a lease reserve for one of the closed restaurants. Fiscal 2011 primarily reflects impairment charges for three Company-owned restaurants. One is still operating and two have closed.

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

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 28, 2014, there were 189 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico, and 1 Canadian province, including 50 Company-owned restaurants and 139 franchise-operated restaurants. An additional 56 franchise restaurants were committed to be developed through signed area development agreements as of December 28, 2014.

Fiscal Year

Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended December 28, 2014 (fiscal 2014), December 29, 2013 (fiscal 2013), and December 30, 2012 (fiscal 2012) all consisted of 52 weeks. Fiscal 2015, which ends on January 3, 2016, will consist of 53 weeks.

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

Liquor licenses — The Company owns transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated Balance Sheets (see note 4 to our consolidated financial statements) at December 28, 2014 and December 29, 2013. We annually review the liquor licenses for impairment and in fiscal 2014 and 2013 no impairment charges were required to be recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $214,000 and $72,000, at December 28, 2014 and December 29, 2013, respectively. In 2014, the increase in the allowance for doubtful accounts was primarily due to the aging of receivables associated with a couple of franchisees. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

Stock-based compensation — We recognize compensation expense for share-based awards granted to team members based on their fair values at the time of grant over the requisite service period. Additionally, our board members receive share-based awards for their board service. Our pre-tax compensation expense for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 9 to our financial statements).

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

The following table presents items in our consolidated statements of operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years:(5)

	2014	2013	2012
Food and beverage costs(1)	29.5%	30.3%	31.3%
Labor and benefits(1)	32.5%	32.4%	32.6%
Operating expenses(1)(3)	27.5%	25.6%	26.9%
Restaurant level cash flow margin(1)(4)	10.5%	11.7%	9.2%
Depreciation & amortization (restaurant level)(1)	4.1%	4.0%	4.0%
Asset impairment and estimated lease termination and other closing costs(1)	3.4%	0.9%	0.3%
Pre-opening expenses and net loss on disposal of property(1)	0.3%	0.5%	0.4%
Costs and expenses (restaurant level)(1)	97.3%	93.7%	95.5%
Restaurant level margin(1)(3)	2.7%	6.3%	4.5%
Depreciation & amortization (corporate level)(2)	0.5%	0.5%	0.4%
General and administrative(2)	10.8%	12.2%	12.1%
Total costs and expenses(2)	96.7%	95.0%	96.0%
Income from operations(2)	3.3%	5.0%	4.0%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

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

(4)	Restaurant level cash flow margin is equal to taking restaurant sales, net less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

(5)

Data regarding our restaurant operations as presented in this table includes sales, costs and expenses associated with our Rib Team, which netted a loss of $7,000, $54,000, and $69,000, respectively, in fiscal years 2014, 2013, and 2012. Our Rib Team travels around the country introducing people to our brand of barbeque and building brand awareness.

Fiscal Year 2014 Compared to Fiscal Year 2013

Due to the strategic operational changes we initiated during fiscal year 2014, we are continuing to evaluate and assess various aspects of our business that may impact our budgets and expected financial performance for fiscal 2015. As a result, we believe that it is premature to provide any guidance for fiscal 2015 in this report and have elected not to do so. We will re-assess the advisability of providing guidance in the future commencing with our quarterly report on Form 10-Q for the first fiscal quarter of 2015.

Total Revenue

Total revenue of approximately $149.4 million for fiscal 2014 decreased approximately $6.1 million, or -3.9%, from total revenue of $155.4 in fiscal 2013. Fiscal 2014 and 2013 both consisted of 52 weeks.

Restaurant Sales, net

Restaurant sales for fiscal 2014 were approximately $131.0 million, compared to approximately $136.9 million for fiscal 2013 reflecting a 4.3% decrease. Total restaurant sales reflected a 4.9% comparable sales decrease, partially offset by the full year effect of a weighted average price increase of approximately 2.5% during fiscal 2013 and a reduction in discounting. This 4.9% comparable sales decrease was, on a weighted basis, comprised of a 3.2% comparable sales decrease for dine-in sales, a 1.3% comparable sales decrease for To Go and a 0.5% comparable sales decrease for catering.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $17.4 million for both fiscal 2014 and fiscal 2013. The franchise-related revenue reflected the five franchise-operated openings fiscal 2014 and the annualized impact of eight franchise-operated restaurants opened in fiscal 2013. These openings were partially offset by the closure of six lower sales volume restaurants in 2014, a comparable sales decline of 2.5% and a year over year decline in franchise fees. Fiscal 2014 included 7,244 franchise operating weeks, compared to 6,971 franchise operating weeks in fiscal 2013. There were 139 franchise-operated restaurants open at December 28, 2014, compared to 140 at December 29, 2013.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Licensing royalty revenue was approximately $878,000 for fiscal 2014 as compared to $805,000 for fiscal 2013.

Other revenue for fiscal 2014 was approximately $76,000 compared to approximately $311,000 for fiscal 2013. The decrease was primarily due to a decrease in the number of franchise openings and level of assistance provided to the franchisees year over year.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for Company-owned restaurants open at least 24 months ended December 28, 2014 decreased 4.9%, compared to fiscal 2013’s increase of 0.2%. For fiscal 2014 and fiscal 2013, there were 49 and 48 restaurants, respectively, included in the Company-owned 24 month comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2014 decreased 2.5%, compared to fiscal 2013’s comparable same store net sales which were down 2.9%. For fiscal 2014 and fiscal 2013, there were 117 and 114 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales for fiscal 2014 and fiscal 2013:

	Fiscal Years Ended
	December 28, 2014	December 29, 2013
Average Weekly Net Sales (AWS):
Company-Owned	$47,249	$49,514
Full-Service	$47,890	$51,327
Counter-Service	$42,195	$37,572
Franchise-Operated	$51,059	$52,136

Food and Beverage Costs

Food and beverage costs for fiscal 2014 were approximately $38.7 million or 29.5% of net restaurant sales compared to approximately $41.4 million or 30.3% of net restaurant sales for fiscal 2013. This decrease is due to a reduction in discounting and the full year effect of more favorable pricing on some of our food contracts.

Labor and Benefits Costs

Labor and benefits costs for fiscal 2014 were approximately $42.6 million or 32.5% of net restaurant sales, compared to approximately $44.3 million or 32.4% of net restaurant sales for fiscal 2013. This slight increase was primarily due to sales deleverage on fixed and management labor costs.

Operating Expenses

Operating expenses for fiscal 2014 were approximately $36.1 million or 27.5% of net restaurant sales, compared to approximately $35.0 million or 25.6% of net restaurant sales for fiscal 2013. This increase was primarily related to sales deleverage on fixed operating costs as well as charges incurred for our new optimized menu, higher repairs and maintenance, and other operating costs. These increases were partially offset by lower supply costs.

In fiscal 2014, advertising, as a percentage of sales, was approximately 2.5%, compared to fiscal 2013’s percentage at 2.5%. The Company decreased the Marketing Fund contribution system-wide to 0.75% for fiscal 2014 and 2013. For 2015, the Marketing Fund contribution will return to 1.0%.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2014 and 2013 was approximately $6.1 million and $6.2 million, respectively, and was 4.1% and 4.0%, respectively, of total revenue reflecting the prior year’s capital expenditures and revenue deleverage partially offset by slightly lower current year capital expenditures.

General and Administrative Expenses

General and administrative expenses for fiscal 2014 were approximately $16.1 million or 10.8% of total revenue compared to approximately $18.9 million or 12.2% of total revenue for fiscal 2013. The decrease year over year primarily reflects the results of executive and employee departures during 2014 partially offset by the impact of revenue deleverage.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for fiscal 2014 and fiscal 2013:

Richmond, VA Area Restaurant Closures

On December 29, 2014, the Registrant announced the closure of three underperforming Company-owned restaurants located in and around Richmond, Virginia. It is anticipated these sites will be sold during fiscal 2015. The associated impairment charges primarily related to the write-off of the book value of the related property, plant and equipment, net of estimated proceeds from the sale of these assets (primarily derived from the sale of real property). The remaining assets have been valued at the estimated proceeds from the sale and are recorded as Assets held for sale in the Consolidated Balance Sheet. Loss before taxes associated with these operations for the year ended December 28, 2014 totaled approximately $187,000.

2014 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Richmond, VA area restaurants	Asset impairment(1)	$2,285
May’s Landing, NJ	Asset impairment(1)	766
Two Minneapolis, MN area restaurants	Asset impairment(1)	544
Décor	Asset impairment(2)	342
Des Moines, IA	Asset impairment(1)	226
Salisbury, MD	Restaurant closing costs(3)	187
Décor Warehouse	Lease termination costs(4)	94
Richmond, VA area restaurants	Restaurant closing costs(5)	54
Salisbury, MD	Lease termination costs(6)	19

Total for 2014		$4,517

(1)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for these restaurants. The remaining asset balances are expected to be recovered through sale or transferred to other restaurants.

(2)	Change in strategy regarding décor resulted in the impairment of the décor located in the Company’s restaurants.

(3)	Write-off of obsolete restaurant equipment.

(4)	Lease termination costs associated with closure of the décor warehouse.

(5)	Costs associated with anticipated future closures.

(6)	Lease termination costs associated with closure of the restaurant, net of deferred rent credits.

2013 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Salisbury, MD	Asset impairment(1)	$943
Oakton, VA	Lease reserve(2)	200
Gaithersburg, MD	Other(3)	38

Total for 2013		$1,181

(1)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant. The remaining asset balance can be transferred to other restaurants.

(2)	Lease costs associated with terminatingthis lease.

(3)	The Company incurred various costs for this restaurant which closed at the end of its natural lease term.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During fiscal 2014 and 2013, we had $7,000 and $646,000, respectively, of pre-opening expenses which included pre-opening rent and other pre-opening expenses.

Interest Expense

Interest expense was approximately $0.9 million or 0.6% of total revenue for fiscal 2014, and $1.0 million or 0.6% of total revenue for fiscal 2013. Interest expense was slightly favorable compared to 2013 primarily due to lower balances on our line of credit, term loan and financing lease obligations.

Interest Income

Interest income was approximately $2,000 for fiscal 2014 and $7,000 for fiscal 2013. Interest income reflects interest received on short-term cash and cash equivalent balances as well as on outstanding accounts receivable balances.

Provision for Income Taxes

For fiscal 2014, our tax provision was approximately $1.1 million, or 27.5% of income before income taxes, compared to the prior year comparable period of approximately $2.0 million, or 29.7% of income before income taxes. Our effective tax rate for fiscal 2014 reflected year over year change in pre-tax income.

Basic and Diluted Net Income Per Common Share

Net income for fiscal 2014 was approximately $2.9 million, or $0.40 per basic share and $0.40 per diluted share, on approximately 7,199,000 weighted average basic shares outstanding and approximately 7,226,000 weighted average diluted shares outstanding, respectively. Net income for fiscal 2013 was approximately $4.8 million, or $0.65 per basic share and $0.62 per diluted share, on approximately 7,367,000 weighted average basic shares outstanding and approximately 7,648,000 weighted average diluted shares outstanding, respectively.

Fiscal Year 2013 Compared to Fiscal Year 2012

Total Revenue

Total revenue of approximately $155.4 million for fiscal 2013 increased approximately $444,000, or 0.3%, from total revenue of $155.0 million in fiscal 2012. Fiscal 2013 and 2012 both consisted of 52 weeks.

Restaurant Sales, net

Restaurant sales for fiscal 2013 were approximately $136.9 million, compared to approximately $135.7 million for fiscal 2012 reflecting a 0.9% increase. Total restaurant sales reflected a 0.2% comparable sales increase resulting from the annualized impact of two Company-owned restaurants that opened in fiscal 2012, and the partial year impact of two Company-owned restaurants that opened in fiscal 2013, as well as a weighted average price increase of approximately 2.5% in 2013. This increase was partially offset by the closure of one Company owned restaurant. The overall 0.2% comparable sales increase was, on a weighted basis, comprised of a 1.9% comparable sales decrease for dine-in sales, and a 0.6% comparable sales decrease for catering, partially offset by a comparable sales increase for To Go of 2.6%.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $17.4 million for fiscal 2013, compared to $18.1 million for 2012. The decrease in franchise-related revenue is primarily related to decreases in franchise fees and royalty revenue resulting from a franchise comparable sales decrease of 2.9% partially offset by revenue generated from a net five new franchise restaurants year over year. Although our committed units to be developed decreased by two units year over year, the commitments reflected the execution of several smaller agreements. Fiscal 2013 included 6,971 franchise operating weeks, compared to 6,848 franchise operating weeks in fiscal 2012. There were 140 franchise-operated restaurants open at December 29, 2013, compared to 135 at December 30, 2012.

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

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2013 decreased 2.9%, compared to fiscal 2012’s comparable same store net sales which were down 2.0%. For fiscal 2013 and fiscal 2012, there were 114 and 107 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales for fiscal 2013 and fiscal 2012:

	Fiscal Years Ended
	December 29, 2013	December 30, 2012
Average Weekly Net Sales (AWS):
Company-Owned	$49,514	$49,172
Full-Service	$51,327	$50,963
Counter-Service	$37,572	$35,454
Franchise-Operated	$52,136	$52,714

Food and Beverage Costs

Food and beverage costs for fiscal 2013 were approximately $41.4 million or 30.3% of net restaurant sales compared to approximately $42.2 million or 31.3% of net restaurant sales for fiscal 2012. This decrease was primarily due to more favorable food contracts compared to fiscal 2012.

Labor and Benefits Costs

Labor and benefits costs for fiscal 2013 were approximately $44.3 million or 32.4% of net restaurant sales, compared to approximately $44.3 million or 32.6% of net restaurant sales for fiscal 2012. It declined as a percent of sales primarily due to lower direct labor costs as a percent of sales.

Operating Expenses

Operating expenses for fiscal 2013 were approximately $35.0 million or 25.6% of net restaurant sales, compared to approximately $36.5 million or 26.9% of net restaurant sales for fiscal 2012. This decrease was primarily due to the redeployment of our marketing spend during 2013 in more effective ways, such as discontinuing investing in a direct mail program similar to fiscal 2012. Additionally, 2013 operating expenses were positively impacted by lower supply and repair and maintenance costs.

In fiscal 2013, advertising, as a percentage of sales, was approximately 2.5% compared to fiscal 2012’s percentage at 3.4%. Due to a carryover of funds, the Company decreased the Marketing Fund contribution system-wide, to 0.75% for fiscal 2013, from 1.0% for fiscal 2012.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2013 and 2012 was approximately $6.2 million and $6.0 million, respectively, and was 4.0% and 3.9%, respectively, of total revenue reflecting prior years capital expenditures partially offset by slightly lower fiscal 2013 capital expenditures and a small increase in total revenue base year over year.

General and Administrative Expenses

General and administrative expenses for fiscal 2013 were approximately $18.9 million or 12.2% of total revenue compared to approximately $18.7 million or 12.1% of total revenue for fiscal 2012. The increase year over year, reflects the impact from the addition of a Chief Operating Officer, the impact of $348,000 related to severance costs, and additional stock based compensation for grants of restricted shares to our former Chief Executive Officer and to two new board members. This increase was partially offset by reductions in overhead. Neither fiscal 2012 nor fiscal 2013 included the payment of a cash bonus to General Headquarters staff.

For fiscal 2013 and 2012, stock-based compensation expense and board of director cash compensation expense was approximately $2.0 million and $1.7 million, respectively.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events for fiscal 2013 and fiscal 2012:

2013 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Salisbury, MD	Asset impairment(1)	$943
Oakton, VA	Lease termination fee(2)	200
Gaithersburg, MD	Costs for closed restaurants(3)	38

Total for 2013		$1,181

(1)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant. The remaining balance can be transferred to other restaurants.

(2)	Lease costs associated with terminating, and then entering into a new lease for this restaurant.

(3)	The Company incurred various costs for this restaurant which closed at the end of its natural lease term.

2012 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurant	Reason	Amount
Various	Costs for closed restaurants(1)	$289
Vernon Hills, IL	Lease Reserve(2)	77
Various	Other	4

Total for 2012		$370

(1)	The Company incurred various costs for closed restaurants primarily related to its Tulsa, OK, Vernon Hills, IL, and Yorktown, IL restaurants which closed in 2012.

(2)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, equal to zero.

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

Interest Expense

Interest expense was approximately $1.0 million or 0.6% of total revenue for fiscal 2013 and $1.1 million or 0.7% of total revenue for fiscal 2012. Interest expense was slightly favorable compared to fiscal 2012 primarily due to lower balances on our line of credit, term loan and financing lease obligations.

Interest Income

Interest income was approximately $7,000 for both fiscal 2013 and fiscal 2012, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances as well as on outstanding notes receivable and accounts receivable balances.

Provision for Income Taxes

For fiscal 2013, our tax provision was approximately $2.0 million, or 29.7% of income before income taxes, compared to the fiscal 2012 tax provision of approximately $805,000, or 15.6% of income before income taxes. During 2012, we realized the benefit from the cumulative impact of tax credits for employee reported tips for the current year as well as four previous tax years that were amended. This resulted from a more precise calculation methodology for this tax credit, and will continue to benefit us in the future.

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

Financial Condition, Liquidity and Capital Resources

As of December 28, 2014, our Company held cash and cash equivalents of approximately $2.1 million compared to approximately $1.3 million as of December 29, 2013. Our cash balance reflects net cash flows from operations of $12.7 million offset by a net paydown of $6.4 million on our line of credit, the use of approximately $2.7 million for the repurchase of common stock, including commissions, and the purchases of property, equipment, and leasehold improvements for approximately $2.9 million.

Our current ratio, which measures our immediate short-term liquidity, was 0.96 at December 28, 2014, compared to 0.88 at December 29, 2013. The current ratio is computed by dividing total current assets by total current liabilities. The change in our current ratio was primarily due to the inclusion $2.5 million of assets held for sale within current assets, reflecting the fair value of the property and equipment at the three Richmond restaurants closed at the end of the fourth quarter of 2014. The was partially offset by decreases in restricted cash, accounts receivable, inventories, and prepaid expenses, and the increase in accrued compensation and benefits and other current liabilities. As is true with most restaurant companies, we often operate in a negative working capital environment because we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operations for each of the last three fiscal years was approximately $12.7 million in fiscal 2014, $15.6 million in fiscal 2013, and $9.6 million in fiscal 2012. Cash generated in fiscal 2014 was primarily from net income of approximately $2.9 million, depreciation and amortization of approximately $6.2 million, asset impairment, lease reserve and closing costs of $4.5 million, and a $1.3 million increase in other liabilities. These net increases were partially offset by a decrease in accrued compensation and benefits of $1.3 million, a tax benefit for equity awards issued of $1.2 million, and a decrease in accounts payable of $874,000.

Cash outflows in fiscal 2013 were primarily from a net paydown of $2.2 million on our line of credit, the use of approximately $6.8 million for the repurchase of common stock, including commissions, and the purchases of property, equipment, and leasehold improvements for approximately $6.6 million. These net decreases in cash were partially offset by depreciation and amortization of approximately $6.1 million, net income of approximately $4.8 million, an increase in accounts payable of approximately $2.4 million, stock-based compensation of $1.5 million, and an increase in deferred rent of approximately $1.1 million.

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

Net cash used for investing activities for each of the last three fiscal years was approximately $2.8 million in fiscal 2014, $6.8 million in fiscal 2013, and $5.5 million in fiscal 2012. In fiscal 2014 we used approximately $2.9 million for capital expenditures for remodeling projects and various corporate infrastructure projects. In fiscal 2013, we used approximately $6.6 million for capital expenditures for the construction of two new Company-owned restaurants, continued investments in our existing restaurants, and various corporate infrastructure projects. Additionally, we purchased a liquor license for a new location for $229,000. In fiscal 2012, we used approximately $6.7 million for capital expenditures for the construction of two new Company-owned restaurants, continued investments in, and remodeling projects for our existing restaurants and various corporate infrastructure projects. This was partially offset by $1.2 million in proceeds from the sale of restaurant assets.

Net cash used for financing activities was approximately $9.0 million in fiscal 2014, $9.6 million in fiscal 2013, and $3.2 million in fiscal 2012. In fiscal 2014, we had draws on our line of credit of approximately $22.4 million and had repayments of approximately $28.8 million. The maximum balance on our line of credit during fiscal 2014 was $14.9 million. Additionally, we used approximately $2.7 million to repurchase approximately 101,000 shares of our common stock at an average price of $25.72 per share, including commissions. In fiscal 2013 we had draws on our line of credit of approximately $23.9 million and repayments of approximately $26.1 million. The maximum balance on our line of credit during fiscal 2013 was $16.0 million. Additionally, we used approximately $6.8 million to repurchase approximately 379,000 shares of our common stock at an average price of $18.22 per share, including commissions. In fiscal 2012, we had draws on our line of credit of approximately $30.4 million and had repayments of approximately $27.8 million. The maximum balance on our line of credit during fiscal 2012 was $16.2 million. Additionally, we used approximately $5.9 million to repurchase approximately 541,000 shares of our common stock at an average price of $10.68 per share, including commissions

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement was amended on May 9, 2014, will expire on July 5, 2016, and contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million, and a term loan (the “Term Loan”).

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the Credit Agreement as the greater of the Federal Funds Rate (0.25% at December 28, 2014) plus 0.5% or Wells Fargo’s prime rate (3.25% at December 28, 2014). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.50% for Eurodollar Rate Loans and from 0.00% to 1.00% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 28, 2014, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate under the Facility for fiscal years ended December 28, 2014 and December 29, 2013 was 2.72% and 3.24%, respectively.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for fiscal years ended December 28, 2014 and December 29, 2013 was 2.12% and 2.68%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 4.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $15.0 million in aggregate during any 12 month period beginning in fiscal 2014, and $45.0 million in aggregate during the term of the agreement).

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At December 28, 2014 we had $5.0 million in borrowings under this Facility, $4.0 million outstanding principal under the Term Loan, and approximately $620,000 in letters of credit for real estate locations. As of December 28, 2014, we were in compliance with all of our covenants under our credit facility.

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

Contractual Obligations

(In thousands)

Payments Due by Period (including interest)

	Total	2015	2016	2017	2018	2019		Thereafter
Long Term Debt(1)	$4,165	$776	$3,389	$—	$—	$—		$—
Financing Leases	4,598	673	680	700	707	1,838	(2)	—
Line of Credit(3)	5,000	—	5,000	—		—		—
Operating Lease Obligations	145,429	6,338	6,306	6,497	6,730	6,847		112,711

Total	$159,192	$7,787	$15,375	$7,197	$7,437	$8,685		$112,711

(1)	This is variable interest rate debt and the interest expense assumption was based on projected interest rates ranging from 2.6% to 2.9% over the term of the loan at December 28, 2014.

(2)	Includes $1.7 million of land to be turned over at the end of the lease term.

(3)

The Company pays interest on the outstanding line balance in accordance with the terms contained in our Credit Facility (see note 7 to our financial statements and appearing elsewhere in this Annual Report). However, the Company has excluded interest payments from this commitment table because it uses the Line of Credit for working capital purposes, as such, it will periodically draw upon and partially repay the line of credit throughout any given year. This results in fluctuations in the annual outstanding balance, therefore, making it difficult to accurately estimate future principal balances and interest payments as of December 28, 2014. Additionally, the Company is contractually required to repay the balance at maturity, July 5, 2016.

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

Income Taxes

In 2014, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $35.8 million for state purposes, which if not used, will begin to expire in fiscal 2020. This amount may be adjusted when we file our fiscal 2014 income tax returns in 2015.

Recent Accounting Guidance

Recently adopted accounting guidance

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations in Accounting Standard Codification Subtopic 205-20, and requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There are also additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014, with early adoption permitted. We have chosen early adoption of this standard, effective for fiscal year 2014. This had no material impact on fiscal year 2014 income from continuing operations or net income and no impact on fiscal year 2014 earnings per share.

Recent accounting guidance not yet adopted

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestrictive cash and cash equivalents, investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of December 28, 2014 was approximately $11.5 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-price purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to manage food commodity risks. We now have secondary and in some cases tertiary source suppliers for key items in order to protect the supply chain and to ensure a competitive pricing environment. We believe we have some ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of December 28, 2014, our internal control over financial reporting is effective based on these criteria.

Grant Thorton, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 28, 2014. That report is included in this annual report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter ended December 28, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains the 1998 Director Stock Option Plan (the “Director Plan”) and the 2005 Stock Incentive Plan (the “2005 Plan”). The Director Plan prohibits the granting of incentives after June 10, 2008, the tenth anniversary of the date the Director Plan was approved by the Company’s shareholders. As such, no further grants of incentives may be made under the Director Plan. Nonetheless, the Director Plan will remain in effect until all outstanding incentives granted there-under have either been satisfied or terminated.

The purpose of the 2005 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of the Company. Under the 2005 Plan, an aggregate of 350,462 shares of our Company’s common stock remained unreserved and available for issuance at December 28, 2014.

The Director Plan and the 2005 Plan have each been approved by the Company’s shareholders. The following table sets forth certain information as of December 28, 2014 with respect to the Director Plan and the 2005 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:
1998 Director Stock Option Plan	5,000	$10.98	—
2005 Stock Incentive Plan(1)	238,570	$28.04	350,462

TOTAL	243,570	$27.69	350,462

(1)

The number of securities reserved for issuance upon exercise of outstanding awards granted under the 2005 Plan includes 23,070 performance shares, 25,000 restricted share units, and 190,500 stock options.

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

Documents filed as part of this Form 10-K:

Exhibits:

See “exhibit index” on the page following the consolidated financial statements and related footnotes and the signature page to this Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Famous Dave’s of America, Inc.

We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave’s of America, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Minneapolis, MN

March 13, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Famous Dave’s of America, Inc.

We have audited the internal control over financial reporting of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 28, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 28, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Minneapolis, MN

March 13, 2015

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2014 AND DECEMBER 29, 2013

(in thousands, except per share data)

	December 28,	December 29,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,133	$1,293
Restricted cash	648	1,101
Accounts receivable, net	3,558	3,981
Inventories	2,742	2,915
Deferred tax asset	1	231
Prepaid expenses and other current assets	1,993	2,536
Assets held for sale	2,500	—

Total current assets	13,575	12,057

Property, equipment and leasehold improvements, net	49,495	59,733

Other assets:
Intangible assets, net	2,949	2,997
Deferred tax asset	336	209
Other assets	322	341

	$66,677	$75,337

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$1,031	$980
Accounts payable	5,653	6,241
Accrued compensation and benefits	3,457	2,812
Deferred tax liability	131	42
Other current liabilities	3,939	3,600

Total current liabilities	14,211	13,675

Long-term liabilities:
Line of credit	5,000	11,400
Long-term debt, less current portion	3,343	4,023
Financing lease obligations, less current portion	3,150	3,502
Deferred tax liability	—	920
Other liabilities	9,171	9,026

Total liabilities	34,875	42,546

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 7,137 and 7,274 shares issued and outstanding at December 28, 2014 and December 29, 2013 respectively	68	70
Retained earnings	31,734	32,721

Total shareholders’ equity	31,802	32,791

	$66,677	$75,337

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 28, 2014, DECEMBER 29, 2013, AND DECEMBER 30, 2012

(in thousands, except per share data)

	December 28,	December 29,	December 30,
	2014	2013	2012
Revenue:
Restaurant sales, net	$131,015	$136,930	$135,730
Franchise royalty revenue	17,196	17,104	17,354
Franchise fee revenue	190	282	730
Licensing and other revenue	954	1,116	1,174

Total revenue	149,355	155,432	154,988

Costs and expenses:
Food and beverage costs	38,666	41,431	42,431
Labor and benefits costs	42,591	44,335	44,257
Operating expenses	36,093	34,995	36,505
Depreciation and amortization	6,081	6,160	6,000
General and administrative expenses	16,078	18,903	18,708
Asset impairment and estimated lease termination and other closing costs	4,517	1,181	370
Pre-opening expenses	7	646	474
Net loss on disposal of property	430	34	30

Total costs and expenses	144,463	147,685	148,775

Income from operations	4,892	7,747	6,213

Other expense:
Interest expense	(894)	(997)	(1,050)
Interest income	2	7	7
Other income (expense), net	(4)	20	(5)

Total other expense	(896)	(970)	(1,048)

Income before income taxes	3,996	6,777	5,165

Income tax expense	(1,099)	(2,010)	(805)

Net income	$2,897	$4,767	$4,360

Basic net income per common share	$0.40	$0.65	$0.58

Diluted net income per common share	$0.40	$0.62	$0.57

Weighted average common shares outstanding — basic	7,199	7,367	7,455

Weighted average common shares outstanding — diluted	7,226	7,648	7,650

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED

DECEMBER 28, 2014, DECEMBER 29, 2013, AND DECEMBER 30, 2012

(in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance — January 1, 2012	7,707	$77	$5,871	$28,146	$34,094
Exercise of stock options	33	—	22	—	22
Tax benefit for equity awards issued	—	—	990	—	990
Common stock issued	414	2	1,464	—	1,466
Performance shares surrendered to cover payroll taxes incurred	(101)	—	(1,189)	—	(1,189)
Repurchase of common stock	(539)	(6)	(5,768)	—	(5,774)
Stock-based compensation	—	—	1,096	—	1,096
Deferred compensation	—	—	(1,298)	—	(1,298)
Net income	—	—	—	4,360	4,360

Balance — December 30, 2012	7,514	$73	$1,188	$32,506	$33,767
Exercise of stock options	31	—	(42)	—	(42)
Tax benefit for equity awards issued	—	—	513	—	513
Common stock issued	178	—	383	—	383
Performance shares surrendered to cover payroll taxes incurred	(60)	—	(641)	—	(641)
Repurchase of common stock	(389)	(3)	(4,072)	(3,001)	(7,076)
Stock-based compensation	—	—	1,076	—	1,076
Deferred compensation	—	—	1,595	(1,551)	44
Net income	—	—	—	4,767	4,767

Balance — December 29, 2013	7,274	$70	$—	$32,721	$32,791
Exercise of stock options	24	—	(114)	—	(114)
Tax benefit for equity awards issued	—	—	1,153	24	1,177
Common stock issued, net of cancellations	(4)	(1)	—	—	(1)
Performance shares surrendered to cover payroll taxes incurred	(56)	—	(28)	(1,492)	(1,520)
Repurchase of common stock	(101)	(1)	—	(2,610)	(2,611)
Stock-based compensation	—	—	(1,011)	220	(791)
Deferred compensation	—	—	—	(26)	(26)
Net income	—	—	—	2,897	2,897

Balance — December 28, 2014	7,137	$68	$—	$31,734	$31,802

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 28, 2014, DECEMBER 29, 2013, AND DECEMBER 30, 2012

(in thousands)

	December 28,	December 29,	December 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$2,897	$4,767	$4,360
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	6,081	6,160	6,000
Amortization of deferred financing costs	84	69	21
Net loss on disposal of property	430	34	30
Asset impairment and estimated lease termination and other closing costs	4,517	1,181	370
Inventory reserve	—	—	72
Deferred income taxes	(728)	(113)	(265)
Deferred rent and net amortization of lease interest assets and liabilities	940	1,084	912
Stock-based compensation	(817)	1,502	1,264
Tax benefit for equity awards issued	(1,177)	(513)	(990)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	453	(412)	(414)
Accounts receivable, net	463	(179)	(304)
Inventories	(57)	(182)	(134)
Prepaid expenses and other current assets	532	264	(1,043)
Deposits	(27)	(12)	47
Accounts payable	(874)	2,351	1,601
Accrued compensation and benefits	(1,271)	(788)	(2,383)
Other current liabilities	1,342	197	518
Other liabilities	26	25	—
Long-term deferred compensation	(135)	165	(36)

Cash flows provided by operating activities	12,679	15,600	9,626

Cash flows from investing activities:
Payments received on notes receivable	—	—	60
Proceeds from the sale of restaurant assets and décor	95	—	1,200
Purchases of property, equipment and leasehold improvements	(2,885)	(6,584)	(6,712)
Purchases of intangible assets	—	(229)	(21)

Cash flows used for investing activities	(2,790)	(6,813)	(5,473)

Cash flows from financing activities:
Proceeds from draws on line of credit	22,400	23,900	30,400
Payments on line of credit	(28,800)	(26,100)	(27,800)
Payments for debt issuance costs	(40)	(58)	(62)
Payments on long-term debt and financing lease obligations	(981)	(946)	(905)
(Payments) proceeds from exercise of stock options	(114)	(42)	22
Tax benefit for equity awards issued	1,177	513	990
Repurchase of common stock	(2,691)	(6,835)	(5,872)

Cash flows used for financing activities	(9,049)	(9,568)	(3,227)

Increase (decrease) in cash and cash equivalents	840	(781)	926

Cash and cash equivalents, beginning of year	1,293	2,074	1,148

Cash and cash equivalents, end of year	$2,133	$1,293	$2,074

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business — We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of December 28, 2014, there were 189 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico, and 1 Canadian province, including 50 Company-owned restaurants and 139 franchise-operated restaurants. An additional 56 franchise restaurants were committed to be developed through signed area development agreements as of December 28, 2014.

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

Segment reporting — We have Company-owned and franchise-operated restaurants in the United States, the Commonwealth of Puerto Rico, and Canada, and operate within the single industry segment of foodservice. We make operating decisions on behalf of the Famous Dave’s brand which includes both Company-owned and franchise-operated restaurants. In addition, all operating expenses are reported in total and are not allocated to franchising operations for either external or internal reporting. We believe we meet the criteria for aggregating our operating segments into a single reporting segment.

Fiscal year — Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended December 28, 2014 (fiscal 2014), December 29, 2013 (fiscal 2013), and December 30, 2012 (fiscal 2012) all consisted of 52 weeks. The fiscal year ended January 3, 2016 (fiscal 2015) will consist of 53 weeks.

Cash and cash equivalents — Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured at December 28, 2014 and December 29, 2013. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash and marketing fund — We have a system-wide marketing fund where Company-owned restaurants in addition to franchise-operated restaurants, that entered into franchise agreements with the Company after December 17, 2003, are required to contribute a percentage of net sales to the fund that is used for public relations and marketing development efforts throughout the system. These restaurants were required to contribute 0.75% of net sales to this fund during fiscal 2014 and 2013. In fiscal 2015, the contribution will increase to 1.0% of net sales. The assets held by this fund are considered restricted and are in an interest bearing account. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets. As of December 28, 2014 and December 29, 2013, we had approximately $648,000 and $1.1 million in this fund, respectively.

Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $214,000 and $72,000, at December 28, 2014 and December 29, 2013, respectively. In fiscal 2014, the increase in the allowance for doubtful accounts was primarily due to delays in collections associated with certain franchises. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

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

Liquor licenses — The Company has transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated balance sheets (see note 4) at December 28, 2014 and December 29, 2013. We annually review the liquor licenses for impairment and in fiscal 2014 and 2013, no impairment charges were recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs — Debt issuance costs are amortized to interest expense over the term of the related financing. The carrying value of our deferred debt issuance costs, classified in other long-term assets, is approximately $165,000, and $210,000 respectively, net of accumulated amortization of $821,000 and $737,000, respectively, as of December 28, 2014 and December 29, 2013, respectively.

Construction overhead and capitalized interest — We capitalize construction overhead costs until the time a building is turned over to operations, which is approximately two weeks prior to opening. In fiscal 2014, 2013, and 2012, we capitalized construction overhead costs of approximately $48,000, $138,000, and $203,000, respectively. The decrease is primarily due to no new restaurant openings and two remodel projects taking place in fiscal 2014 compared to 3 remodels in fiscal 2012 as well as two new restaurant openings. In fiscal 2014, 2013, and 2012, we capitalized interest costs of approximately $7,000, $30,000 and $28,000, respectively. We depreciate and amortize construction overhead and capitalized interest over the same useful life as leasehold improvements.

Advertising costs — Advertising costs are charged to expense as incurred. Advertising costs were approximately $3.4 million, $3.4 million, and $4.6 million for fiscal years 2014, 2013, and 2012, respectively, and are included in operating expenses in the consolidated statements of operations. The decrease in advertising costs from fiscal 2012 to fiscal 2013 was primarily due to the discontinuation of a direct mail program.

Software implementation costs — We capitalize labor costs associated with the implementation of significant information technology infrastructure projects based on actual labor rates per person including benefits, for all time spent on the implementation of software and are depreciated over 5 years. In fiscal 2014 and 2013, we capitalized software implementation costs of $102,000 and $134,000, respectively. In fiscal 2012, we did not capitalize any software implementation costs.

Research and development costs — Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and promotional offerings, recipe enhancements and documentation activities. Research and development costs were approximately $468,000, $388,000, and $348,000, for fiscal years 2014, 2013, and 2012, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses — All start-up and pre-opening costs are expensed as incurred. In fiscal 2014, 2013, 2012, we had pre-opening expenses of approximately $7,000, $646,000, and $474,000 respectively, related to two Company-owned restaurants opened per year in fiscal 2013 and fiscal 2012. Also, included in pre-opening expenses is pre-opening rent during the build-out period. The increase in fiscal 2013 compared to fiscal 2012 was primarily due to the opening of two full-service restaurants compared to the opening of one full-service and one counter-service restaurant in fiscal 2012.

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

Recoverability of property, equipment and leasehold improvements, impairment charges, and exit and disposal costs — We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant site is determined to be impaired, the loss is measured as the amount by which the carrying amount of the

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restaurant site exceeds its fair value. Fair value, as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.

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

Asset retirement obligation — We recognize a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. The net ARO liability included in other long term liabilities in our consolidated balance sheets was $115,000 at December 28, 2014 and $107,000 at December 29, 2013.

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

Following is a reconciliation of basic and diluted net income per common share:

	Fiscal Year
(in thousands, except per share data)	2014	2013	2012
Net income per common share — basic:
Net income	$2,897	$4,767	$4,360
Weighted average shares outstanding	7,199	7,367	7,455
Net income per common share — basic	$0.40	$0.65	$0.58

Net income per common share — diluted:
Net income	$2,897	$4,767	$4,360
Weighted average shares outstanding	7,199	7,367	7,455
Dilutive impact of common stock equivalents outstanding	27	281	195

Adjusted weighted average shares outstanding	7,226	7,648	7,650
Net income per common share — diluted	$0.40	$0.62	$0.57

There were 118,000 and 15,000 options outstanding as of December 28, 2014 and December 30, 2012, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. All options outstanding as of December 29, 2013 were included in the computation of diluted earnings per share.

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

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) is classified as cash flows from financing activities. During 2014, 190,500 stock options were granted. There were no stock options granted during fiscal years 2013, or 2012.

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

Revenue recognition — We record restaurant sales at the time food and beverages are served. We record sales of merchandise items at the time items are delivered to the guest. All sales taxes are excluded from revenue. We have detailed below our revenue recognition policies for franchise and licensing agreements.

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

Licensing and other revenue — We have a licensing agreement for our retail products, the initial term of which expires in April 2015 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue is recorded based on royalties earned by the Company in accordance with our agreement. Licensing revenue for fiscal years 2014, 2013, and 2012 was approximately $878,000, $805,000, and $731,000, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training, information technology setup and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2014, 2013, and 2012 was approximately $76,000, $311,000, and $443,000, respectively. These year over year decreases are a result of fewer franchise-operated restaurant openings as well as the level of assistance we provided during those openings.

Recent Accounting Guidance

Recently adopted accounting guidance

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations in Accounting Standard Codification Subtopic 205-20, and requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There are also additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014, with early adoption permitted. We have chosen early adoption of this standard, effective for fiscal year 2014. This had no material impact on fiscal year 2014 income from continuing operations or net income and no impact on fiscal year 2014 earnings per share.

Recent accounting guidance not yet adopted

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

(2) INVENTORIES

Inventories consisted approximately of the following at:

(in thousands)	December 28, 2014	December 29, 2013
Small wares and supplies	$1,474	$1,686
Food and beverage	1,203	1,229
Retail goods	65	—

	$2,742	$2,915

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net, consisted approximately of the following at:

(in thousands)	December 28, 2014	December 29, 2013
Land, buildings, and improvements	$63,407	$70,642
Furniture, fixtures, and equipment	39,864	41,240
Décor	1,465	2,654
Construction in progress	391	512
Accumulated depreciation and amortization	(55,632)	(55,315)

Property, equipment and leasehold improvements, net	$49,495	$59,733

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

A reconciliation of beginning and ending amounts of intangible assets for the years ended December 29, 2013 and December 28, 2014, respectively, is presented in a table below:

	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
(in thousands)
Balance at December 29, 2013
Lease interest assets	26.1	$1,417	$(183)	$1,234	$(47)	$1,187
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(183)	$3,044	$(47)	$2,997

	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(2)	Non- Current Portion
(in thousands)
Balance at December 28, 2014
Lease interest assets	25.1	$1,417	$(230)	$1,187	$(48)	$1,139
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(230)	$2,997	$(48)	$2,949

(1)	The current portion of lease interest assets are recorded in prepaid expenses and other current assets.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

(in thousands)	December 28, 2014	December 29, 2013
Gift cards payable	$1,960	$1,855
Other liabilities	844	831
Sales tax payable	824	747
Deferred franchise fees	225	115
Income taxes payable	36	34
Accrued property and equipment purchases	50	18

	$3,939	$3,600

(6) OTHER LIABILITIES

Other liabilities consisted of the following at:

(in thousands)	December 28, 2014	December 29, 2013
Deferred rent	$8,435	$7,831
Long term deferred compensation	411	716
Other liabilities	159	347
Asset retirement obligations	115	107
Income taxes payable	51	25

	$9,171	$9,026

(7) CREDIT FACILITY AND DEBT COVENANTS, LONG-TERM DEBT, AND FINANCING LEASE OBLIGATIONS

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”). The Credit Agreement was amended on May 9, 2014, will expire on July 5, 2016, and contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity, subject to the Company meeting identified covenants and elections, to increase the commitment to $50.0 million, and a term loan (the “Term Loan”). See “Long-Term Debt” below.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the Credit Agreement as the greater of the Federal Funds Rate (0.25% at December 28, 2014) plus 0.5% or the Wells Fargo prime rate (3.25% at December 28, 2014). The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 1.50% to 2.50% for Eurodollar Rate Loans and from 0.00% to 1.00% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.25% or 0.375% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of December 28, 2014, was 0.375%. An increase option exercise fee will apply to increased amounts between $30.0 and $50.0 million. Our current weighted average interest rate for the fiscal years ended December 28, 2014 and December 29, 2013 was 2.72% and 3.24%, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, and adjusted leverage ratios. If the Company’s Adjusted Leverage Ratio is greater than 4.00 to 1.00, an additional covenant applies that limits the maximum royalty receivable aged past 30 days. In addition, capital expenditure limits include permitted stock repurchase limits (limited to $15.0 million in aggregate during any 12 month period beginning in fiscal 2014, and $45.0 million in aggregate during the term of the agreement).

The Credit Agreement currently provides for up to $3.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At December 28, 2014 we had $5.0 million in borrowings under this Facility, $4.0 million of outstanding principal under the Term Loan, and approximately $620,000 in letters of credit for real estate locations. As of December 28, 2014, we were in compliance with all of our covenants.

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

Our credit facility consisted of the following at:

(in thousands)	December 28, 2014	December 29, 2013
Credit facility — Wells Fargo — balloon payment of the outstanding balance due July 2016	$5,000	$11,400
Less: current maturities	—	—

Long-term credit facility net of current portion	$5,000	$11,400

Required principal payments under our credit facility are as follows:

(in thousands)
Fiscal Year
2015	—
2016	5,000

Total	$5,000

Long-Term Debt

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for fiscal years ended December 28, 2014 and December 29, 2013 was 2.12% and 2.68%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted approximately of the following at:

(in thousands)	December 28, 2014	December 29, 2013
Notes Payable — Wells Fargo — monthly installments are approximately $57 until July 2016; at which time we have a balloon payment of approximately $3,003 including interest at an adjusted Eurodollar rate plus the applicable margin for an interest rate period of one, two, three, or six months; which is determined by the Company and is due July 2016	$4,023	$4,703
Less: current maturities	(680)	(680)

Long-term debt net of current maturities	$3,343	$4,023

Required principal payments on long-term debt are as follows:

(in thousands)
Fiscal Year
2015	$680
2016	3,343

Total	$4,023

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

Financing lease obligations consisted of the following at:

(in thousands)	December 28, 2014	December 29, 2013
Financing lease — Spirit Financial — monthly installments of $54-$59 – including an interest rate of 9.63%, due in March 2019.	$3,501	$3,802
Less: current maturities	(351)	(300)

Long-term financing lease net of current maturities	$3,150	$3,502

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Required future minimum payments under our financing leases are as follows:

(in thousands)
Fiscal Year
2015	$673
2016	679
2017	700
2018	707
2019	1,838

Total	$4,597

(8) OPERATING LEASE OBLIGATIONS

We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 9 months to 33 years, including lease renewal options. Of the total operating leases, 14 require percentage rent between 3% and 7% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal year 2014 including rent, common area maintenance costs, real estate taxes and percentage rent, were approximately $9.4 million. In fiscal years 2013 and 2012, the total occupancy lease costs were each approximately $9.8 million. Rent expense was approximately $6.1 million, $5.9 million, and $5.7 million, for fiscal years 2014, 2013, and 2012, respectively. Percentage rent was approximately $6,000, $17,000, and $28,000 for fiscal years 2014, 2013, and 2012, respectively.

The Company sublet 2,100 square feet of its corporate office space from December 2009 to August 2013. In 2013 and 2012, the Company recognized $23,000 and $34,000, respectively, of sublease income which partially offset our total rent expense.

Future minimum lease payments (including reasonably assured renewal options) existing at December 28, 2014 were:

(in thousands)
Fiscal Year
2015	$6,338
2016	6,306
2017	6,497
2018	6,730
2019	6,847
Thereafter	112,711

Total	$145,429

(9) PERFORMANCE SHARES, STOCK OPTIONS, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES

Stock-based Compensation

We have adopted a 2005 Stock Incentive Plan (the “Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, performance shares, and other stock and cash awards to eligible participants. We have also adopted a 1998 Director Stock Option Plan that expired on June 19, 2008. Together, the 2005 Stock Incentive Plan and the 1998 Director Stock Option Plan are referred to herein as the “Plans.” Under the 2005 Plan, an aggregate of 350,462 shares of our Company’s common stock remained unreserved and available for issuance at December 28, 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense in our consolidated statements of operations for the years ended 2014, 2013, and 2012, respectively, as follows:

	For the Years Ended
(in thousands)	December 28, 2014	December 29, 2013	December 30, 2012
Performance Share Programs:
2010 Program(1)	—	—	153
2011 Program(1)(3)	(55)	205	343
2012 Program(1)(4)	(761)	297	464
2013 Program(2)(5)(6)(7)	(412)	582	—

Performance Shares and Performance Stock Units	$(1,228)	$1,084	$960
Stock Options	371	—	—
Restricted Stock and Restricted Stock Units(7)	(73)	405	210
Director Shares(8)	47	117	94

	$(883)	$1,606	$1,264

(1)	The 2010, 2011 and 2012 Program’s consisted entirely of performance shares.

(2)	The 2013 Program consisted of performance shares and performance stock units.

(3)	Includes the recapture of previously recorded stock-based compensation of approximately $55,000 due to the departure of employees for the year ended December 28, 2014.

(4)

Includes the recapture of previously recorded stock-based compensation of approximately $761,000 due to the departure of employees and the failure to achieve performance targets for the year ended December 28, 2014.

(5)

Includes the recapture of previously recorded stock-based compensation related to performance shares of approximately $458,000 and performance stock units of approximately $135,000 due to the departure of employees for the year ended December 28, 2014.

(6)	Includes a mark-to-market adjustment related to performance stock units of approximately $22,000 for the year ended December 28, 2014.

(7)	Includes the recapture of previously recorded stock-based compensation of approximately $128,000 due to the February 2014 departure of our former CEO for the year ended December 28, 2014.

(8)	Includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the February 2014 departure of our former CEO for the year ended December 28, 2014.

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

For fiscal 2011 and 2012, performance under the Company’s performance share programs was measured by comparing actual earnings per share to a target earnings per share amount. For fiscal 2013, performance under the Company’s performance share and performance stock unit programs were measured by using Adjusted EBITDA. For these purposes, “Adjusted EBITDA” was defined as income from operations of the Company, plus depreciation, and amortization, non-cash adjustments (such as asset impairment, lease termination and other closing costs) and other non-cash items as approved by the Company’s Compensation Committee. Adjusted EBITDA was subject to adjustment by the Compensation Committee in its sole discretion for non-cash items. The Compensation Committee did not implement an equity incentive program for fiscal 2014. As a result, no equity incentive program compensation expense was taken during fiscal 2014 in connection with any such program.

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

At December 28, 2014, the following performance share programs were in progress:

Award Date	Program	Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)	Estimated Payout of Performance Shares and Performance Stock Units (at December 28, 2014)(2)		Minimum Cumulative Earnings Goal	Maximum Payout (as a percent of target number)
1/2/2012	2012 Program	28,700	—	(3)	*	110.0	%(5)
1/8/2013	2013 Program(6)	25,300	22,770	(4)	*	100.0	%(7)

*	Varies

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal or Adjusted EBITDA Goal.

(2)	Net of employee forfeitures.

(3)	No payout will occur as the applicable Cumulative EPS Goal was not attained.

(4)	Assumes an estimated payout equal to 90% of the applicable Cumulative Adjusted EBITDA Goal.

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

(6)	This program consists of 23,070 performance shares and 2,230 performance stock units originally granted and an estimated payout of 20,763 performance shares and 2,007 performance stock units.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors’ Compensation

We recognized Board of Directors’ Compensation expense in our consolidated statement of operations for the years ended 2014, 2013, and 2012, respectively, as follows:

	Fiscal Years
(in thousands)	2014	2013	2012

Stock-based compensation(1)(2)(3)(4)(5)	$47	$117	$94
Stock option compensation(6)(7)(8)	155	—	—
Cash compensation	358	435	395

Total Board of Directors’ compensation	$560	$552	$489

(1)

On May 5, 2009, and September 29, 2009 one-time 25,000 share restricted stock awards were granted to Lisa A. Kro and Wallace B. Doolin, respectively, upon joining the Board of Directors. The grants to Ms. Kro and Mr. Doolin had grant date fair values of $168,000 and $150,000, respectively. As of December 28, 2014, the awards had vested with respect to all of Ms. Kro’s and Mr. Doolin’s shares, with the exception of 5,000 of Mr. Doolin’s that were canceled upon his resignation from the Board of Directors. As a result, the year ended December 28, 2014 includes the recapture of previously recorded stock-based compensation of approximately $15,000.

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

(5)

Includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the forfeiture of unvested restricted stock upon the February 2014 resignation of our former CEO, which restricted stock had been awarded as director compensation

(6)

On January 10, 2014, a one-time 20,000 stock option award was granted to Edward H. Rensi upon joining the Board of Directors. The grant to Mr. Rensi vests in five equal installments commencing on the first anniversary of the grant date.

(7)

On May 22, 2014, one-time 20,000 stock option awards were granted to each of Brett D. Heffes and Jonathon Lennon upon their joining the Board of Directors. The grants to Mr. Heffes and Mr. Lennon vest in five equal annual installments commencing on the first anniversary of the grant date and expire ten years from the same date.

(8)

On July 28, 2014, a one-time 27,500 stock option award was granted to David J. Mastrocola upon joining the Board of Directors. The grant to Mr. Mastrocola vests in five equal installments commencing on the first anniversary of the grant date.

Stock Options

On February 10, 2014, Edward H. Rensi was named Interim Chief Executive Officer by the Company’s Board of Directors. Pursuant to the agreement governing Mr. Rensi’s employment, the Company granted him 25,000 stock options. These options vest in two equal installments of 12,500 shares of February 10, 2014 and February 10, 2015 and expire five years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period. On May 22, 2014, Edward H. Rensi was named Chief Executive Officer.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2012	193	$6.68
Exercised(1)	(80)	5.97
Canceled or expired	(11)	10.98

Options outstanding at December 30, 2012	102	6.80
Exercised(2)	(54)	5.92

Options outstanding at December 29, 2013	48	7.77
Granted	191	28.11
Exercised(3)	(43)	7.40

Options outstanding at December 28, 2014	196	$27.67

Options Exercisable at December 30, 2012	102	$6.80

Options Exercisable at December 29, 2013	48	$7.77

Options Exercisable at December 28, 2014	18	$17.39

(1)	In 2012, option holders elected to forfeit approximately 47,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 33,000 shares.

(2)	In 2013, option holders elected to forfeit approximately 23,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 31,000 shares.

(3)	In 2014, option holders elected to forfeit approximately 18,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 25,000 shares.

The following are weighted-average values and assumptions for valuing grants made during fiscal 2014:

Weighted-average fair value of options granted during the year	$10.42
Expected life (in years)	4.8
Expected stock volatility	41.9%
Risk-free interest rate	1.4%

The Company determines fair value of its stock option awards using the Black-Scholes option pricing model. The expected term of the awards was determined utilizing the “simplified method” outlined in SEC Staff Accounting Bulletin No. 107 that utilizes the following formula: (vesting term + original contract term)/2. Due to a lack of recent historical share option exercise experience, the Company has used a simplified method for estimating the expected life, as outlined in Accounting Standards Codification 718, calculated as follows: expected term= ((vesting term + original contractual term) / 2). Expected stock volatility was determined based upon historical volatility for periods preceding the measurement date. The risk-free rate was based upon the yield curve in effect at the time the options contracts were granted, using U.S. maturities over the expected life of the option.

As of December 28, 2014, there was $1.6 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the Company’s stock option plan. The cost is expected to be recognized over a weighted average period of 3.7 years.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 28, 2014:

(number outstanding and number exercisable in thousands)
Options Outstanding and Exercisable
Exercise prices	Number outstanding	Weighted- average remaining contractual life in years	Weighted- average exercise price
$ 10.98 – $32.10	196	6.5	$27.67

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeds the exercise price of the option) exercised during fiscal 2014 was approximately $756,000. As of December 28, 2014, the aggregate intrinsic value of options outstanding and exercisable was approximately $538,000.

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

Restricted Stock Units

On October 8, 2012, the Company’s Board of Directors named Christopher O’Donnell President and Chief Operating Officer. Prior to his appointment, he was the President and Chief Executive Officer from September 11, 2008 until October 8, 2012. His employment with the Company was terminated effective March 31, 2014. Pursuant to the agreement dated September 11, 2008, governing Mr. O’Donnell’s employment, the Company granted 50,000 restricted stock units having an aggregate grant date fair value of $454,000. These restricted stock units vested in three equal installments on the three, four and five year anniversaries of the grant. Upon the termination of his employment the restricted stock units became issued and outstanding shares six months following his separation from service. The compensation expense for this grant was recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations through the applicable service period which was completed in the third quarter of fiscal 2013.

In addition, on September 11, 2008, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. This grant was subject to the same terms and conditions as Mr. O’Donnell’s grant. Ms. Purcel’s employment with the Company terminated effective July 1, 2014.

Employees forfeited 24,685 shares of restricted stock units during fiscal 2014, at a price of $26.59 per share, to cover withholding taxes that were due from the employees at the time that the applicable forfeiture restrictions lapsed.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the year ended December 28, 2014, we repurchased 101,466 shares under this program for approximately $2.6 million at an average market price per share of $25.72, excluding commissions. Since the program was adopted in May 2012, we have repurchased 804,101 shares for approximately $12.9 million at an average market price per share of $16.05, excluding commissions.

Employee Stock Purchase Plan

Prior to fiscal 2014, the Company maintained an Employee Stock Purchase Plan, which gave eligible team members the option to purchase Common Stock (total purchases in a year could not exceed 10% of a team member’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. For the years ended December 29, 2013 and December 30, 2012, there were approximately 2,793 shares and 4,725 shares purchased, respectively, with a weighted average fair value of $14.22 and $10.51 per share, respectively. For the fiscal years ended December 29, 2013 and December 30, 2012, the Company did not recognize any expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423. The Company chose to eliminate this program in fiscal 2014.

(10) RETIREMENT SAVINGS PLANS

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2014, 2013, and 2012 we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Team member contributions were approximately $518,000, $522,000, and $541,000, for fiscal 2014, 2013, and 2012, respectively. The employer match was $87,000, $131,000, and $89,000 for fiscal 2014, 2013, and 2012, respectively. There were no discretionary contributions to the plan in fiscal years 2014, 2013 or 2012.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those team members who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2014, 2013, and 2012, we matched 25.0% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, eligible participants contributed approximately $99,000, $129,000 and $144,000 to the Plan and the Company provided matching funds and interest of approximately $58,000, $75,000 and $76,000, net of distributions of approximately $418,000, $187,000 and $65,000, respectively. The distributions were due to executive departures and required distributions in accordance with our Plan. The outstanding deferred compensation balance at December 28, 2014 and December 29, 2013, was approximately $633,000 and $895,000 respectively.

(11) INCOME TAXES

The following table summarizes the income tax expense for the last three fiscal years:

	Fiscal Year
(in thousands)	2014	2013	2012
Current:
Federal	$(1,381)	$(1,560)	$(681)
State	(334)	(475)	(375)
Foreign	(112)	(88)	(14)

	(1,827)	(2,123)	(1,070)

Deferred:
Federal	717	90	268
State	11	23	(3)

	728	113	265

Total income tax expense	$(1,099)	$(2,010)	$(805)

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively, is presented in the table below:

(in thousands)
Balance at January 1, 2012	$7
Increases attributable to tax positions taken during prior periods	21
Decreases due to lapses of statutes of limitations	(7)

Balance at December 30, 2012	21
Increases attributable to tax positions taken during prior periods	26
Decreases attributable to tax positions taken during prior periods	(4)
Increases attributable to tax positions taken during the current period	2

Balance at December 29, 2013	45
Increases attributable to tax positions taken during prior periods	69
Audit Settlements	(19)
Decreases due to lapses of statutes of limitations	(14)

Balance at December 28, 2014	$81

At December 28, 2014, December 29, 2013, and December 30, 2012, there are $81,000, $45,000, and $21,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2014 and 2013, we recognized a (benefit) expense related to additional interest and penalties of $(7,000) and $3,000, respectively. Excluded from the above reconciliation were $7,000, $14,000 and $11,000, of accrued interest and penalties, net of tax benefit, for fiscal 2014, 2013 and 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The preparation of these income tax returns requires the Company to interpret and apply relevant federal and state income tax laws. It is common for federal and state taxing authorities to periodically examine filed tax returns. During these examinations, it is possible for taxing authorities to interpret facts or tax law differently than the Company. As a result, the Company may be required to adjust tax liabilities affecting its effective tax rate. Federal income tax exams have been completed through the 2010 taxable year. Tax years 2011 and forward remain subject to federal examination. Generally, all state examination periods are closed through the 2009 taxable year.

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months. These changes may be the result of new audits or the expiration of statutes of limitations and could range up to $34,000 based on current estimates.

Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal years 2014 and 2013, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by assessing the available positive and negative evidence surrounding its recoverability.

At December 28, 2014, it is more likely than not that all deferred tax assets attributable to temporary differences taken on federal and consolidated state income tax returns will be realized based on our consolidated taxable income for fiscal 2014 and fiscal 2013 as well as the expectation that our Company will generate the necessary taxable income in future years. However, there is a portion of deferred tax assets attributable to temporary differences taken on stand-alone state returns and stand-alone state net operating losses and credit carry forwards that are unlikely to be realized due to insufficient future earnings. For these deferred tax assets, the Company has created a valuation allowance listed in the table below. The 2014 net change in valuation allowance is an increase to the valuation allowance in the amount of $170,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28,	December 29,
(in thousands)	2014	2013
Deferred tax asset:
Deferred rent	$3,352	$3,110
State net operating loss carry-forwards	1,607	1,458
Financing lease obligation	1,300	1,414
Stock compensation	303	1,237
Tax credit carryover	330	333
Deferred revenue	381	302
Accrued and deferred compensation	236	208
Accrued expenses	211	124
Inventories	11	42
Lease reserve	48	40
Intangible property basis difference	5	25

Total deferred tax asset	$7,784	$8,293

Deferred tax liability:
Property and equipment basis difference	$(4,959)	$(6,174)
Inventories	(614)	(666)
Prepaid expenses	(311)	(506)
Accrued expenses	(55)	—

	$(5,939)	$(7,346)

Total deferred tax liability
Net deferred tax assets	1,845	947
Valuation allowance	(1,639)	(1,469)

Total net deferred tax asset (liability)	$206	$(522)

In 2014, we had cumulative net operating loss carry-forwards for tax reporting purposes of approximately $35.8 million for state purposes, which if not used, will begin to expire in fiscal 2020.

We made federal income tax payments, net of federal refunds, of $369,000, $577,000, and $1.1 million in 2014, 2013 and 2012, respectively. State and foreign income taxes paid by the Company, net of refunds, totaled $231,000, $522,000, and $461,000 in 2014, 2013 and 2012, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2014	2013	2012
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of valuation allowance and federal benefit	5.0	4.2	4.0
Foreign taxes	2.8	1.3	0.3
Tax effect of permanent differences — Meals and Entertainment	1.1	0.6	0.9
Tax effect of permanent differences — Tip Credit	7.0	4.3	5.7
Tax effect of permanent differences — Other	(1.2)	(0.4)	(1.1)
Tax effect of general business credits	(20.5)	(12.9)	(16.9)
Tax effect of foreign tax credit	(2.8)	(1.3)	(0.3)
Uncertain tax positions	1.7	0.4	0.2
Other	0.4	(0.5)	(11.2)

Effective tax rate(1)	27.5%	29.7%	15.6%

(1)

The decrease in the effective income tax rate in 2012 was primarily attributable to an increase in the impact of employment tax credits on employee reported tips for the previous open tax years. The Company amended certain tax returns to capture the additional credit during the third and fourth quarters of fiscal 2012. The impact was treated discretely in the periods the amended returns were filed. The effective rate then increased from 2012 to 2013 as the effect from the amendments was only applicable in fiscal 2012.

(12) SUPPLEMENTAL CASH FLOWS INFORMATION

	For the Fiscal Year Ended
(in thousands)	2014	2013	2012
Cash paid for interest, net of capitalized interest	$790	$947	$959
Cash paid for income taxes, net of refunds	$600	$1,099	$1,559
Non-cash investing and financing activities:
Reclassification of additional paid-in-capital to payroll taxes payable for performance shares issued	$1,520	$641	$1,189
Accrued property and equipment purchases	$(32)	$134	$(111)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) SELECTED QUARTERLY DATA (UNAUDITED)

The following represents selected quarterly financial information for fiscal years 2014 and 2013 (in thousands except per-share data).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	$35,662	$36,600	$41,937	$43,576	$37,676	$39,535	$34,080	$35,721
Income (loss) from operations	$1,041	$348	$4,481	$3,237	$3,127	$1,216	$(3,757)	$2,946
Net income (loss)	$516	$62	$2,851	$2,096	$2,023	$737	$(2,493)	$1,872
Basic net income (loss) per common share	$0.08	$0.01	$0.39	$0.28	$0.28	$0.10	$(0.35)	$0.26
Diluted net income (loss) per common share	$0.08	$0.01	$0.39	$0.27	$0.28	$0.10	$(0.35)	$0.25

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

(15) ASSET IMPAIRMENT AND ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS

Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of impairment costs for fiscal 2014, fiscal 2013, and fiscal 2012. These costs are included in asset impairment and estimated lease termination and other closing costs in the Consolidated Statements of Operations.

Richmond, VA Area Restaurant Closures

On December 29, 2014, the Registrant announced the closure of its three underperforming company-owned restaurants located in and around Richmond, Virginia. It is anticipated these sites will be sold during fiscal 2015. The associated impairment charges primarily related to the write-off of the book value of the related property, plant and equipment, net of estimated proceeds from the sale of these assets (primarily derived from the sale of real property). The remaining assets have been valued at the estimated proceeds from the sale and are recorded as Assets held for sale in the Consolidated Balance Sheet. Loss before taxes associated with these operations for the year ended December 28, 2014 totaled approximately $187,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Richmond, VA area restaurants	Asset impairment(1)	$2,285
May’s Landing, NJ	Asset impairment(1)	766
Two Minneapolis, MN area restaurants	Asset impairment(1)	544
Décor	Asset impairment(2)	342
Des Moines, IA	Asset impairment(1)	226
Salisbury, MD	Restaurant closing costs(3)	187
Décor Warehouse	Lease termination costs(4)	94
Richmond, VA area restaurants	Restaurant closing costs(5)	54
Salisbury, MD	Lease termination costs(6)	19

Total for 2014		$4,517

(1)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for these restaurants. The remaining asset balances can be recovered through sale or transferred to other restaurants.

(2)	Change in strategy regarding décor resulted in the impairment of the décor located in the company’s restaurants.

(3)	Write-off of obsolete restaurant equipment.

(4)	Lease termination costs associated with closure of the décor warehouse.

(5)	Costs associated with anticipated future closures.

(6)	Lease termination costs associated with closure of the restaurant, net of deferred rent credits.

2013 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Salisbury, MD	Asset impairment(1)	$943
Oakton, VA	Lease termination fee(2)	200
Gaithersburg, MD	Costs for closed restaurants(3)	38

Total for 2013		$1,181

(1)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant. The remaining balance can be transferred to other restaurants.

(2)	Lease costs associated with terminating lease for this restaurant.

(3)	The Company incurred various costs for this restaurant which closed at the end of its natural lease term.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurant	Reason	Amount
Various	Costs for closed restaurants(1)	$289
Vernon Hills, IL	Lease Reserve(2)	77
Various	Other	4

Total for 2012		$370

(1)	The Company incurred various costs for closed restaurants primarily related to its Tulsa, OK, Vernon Hills, IL, and Yorktown, IL restaurants which closed in 2012.

(2)	The lease reserve equals the net present value of the remaining lease obligations for the Vernon Hills, IL restaurant, net of expected sublease income, equal to zero.

Below reflects the change in our reserve for lease termination costs for fiscal 2014 and 2013:

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended December 29, 2013	$—	—	—	$—

Year ended December 28, 2014
Reserve for lease termination costs	$—	116.0	(100.0)	$16.0

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

The following table (in thousands) summarizes the assets held for sale and the performance stock units measured at fair value in our consolidated balance sheet as of December 28, 2014:

	Level 1	Level 2	Level 3	Total
Balance at December 29, 2013
Liabilities
Performance Stock Units	$104	$—	$—	$104

Balance at December 28, 2014
Assets
Assets Held for Sale	$—	$—	$2,500	$2,500
Property and Equipment, net	$—	$—	$648	$648
Liabilities
Performance Stock Units	$38	$—	$—	$38

Assets Held for Sale recorded at fair value were valued based upon a Real Estate Broker’s Estimate of Value for the properties. Property and Equipment, net, recorded at fair value were valued based upon either a Real Estate Broker’s Estimate of Value or estimated discounted future cashflows. These assets have been adjusted to net realizable value based upon the decision to dispose of the property.

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet.

(17) RELATED PARTY TRANSACTIONS

Company Director Adam Wright’s brother, Michael B. Wright, owns and controls Famous Products, Inc., a corporation that licenses a line of retail products from the Company, including sauces, rubs, marinades and seasonings, pursuant to a licensing agreement with a current term that expires in April 2015 and is subject to renewal options of five years, contingent upon the licensee’s attainment of identified minimum product sales levels. The Company received licensing revenue from Famous Products, Inc. under the agreement of approximately $878,000 for fiscal year 2014 and $805,000 for fiscal 2013. Approximately $189,000 and $146,000 associated with this revenue is included in accounts receivable at December 28, 2014 and December 29, 2013, respectively. Michael B. Wright also owns DTSG, Inc., a corporation that owns or controls five franchised Famous Dave’s restaurants. DTSG, Inc. paid an aggregate of approximately $710,000 in franchise royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund for fiscal year 2014 and approximately $640,000 for fiscal year 2013. Approximately $73,000 and $61,000 associated with these royalties is included in accounts receivable at December 28, 2014 and December 29, 2013, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended December 30, 2012:
Allowance for doubtful accounts	$17.6	$306.7	$(88.0)	$236.3
Reserve for lease termination costs	$—	$85.7	$(85.7)	$—
Reserve for corporate severance	$—	$133.0	$(12.8)	$120.2

Year ended December 29, 2013:
Allowance for doubtful accounts	$236.3	$7.3	$(171.1)	$72.5
Reserve for corporate severance	$120.2	$348.1	$(385.0)	$83.3

Year ended December 28, 2014:
Allowance for doubtful accounts	$72.5	$274.1	$(132.2)	$214.4
Reserve for lease termination costs	$—	$116.0	$(100.0)	$16.0
Reserve for corporate severance	$83.3	$931.1	$(653.8)	$360.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: March 13, 2015	By:	/s/ Edward H. Rensi
Edward H. Rensi
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Richard A. Pawlowski
Richard A. Pawlowski
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ John P. Beckman
John P. Beckman
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2015 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/ Edward H. Rensi	Chief Executive Officer and Director
Edward H. Rensi

/s/ Brett Heffes	Director
Brett Heffes

/s/ Jonathan Lennon	Director
Jonathan Lennon

/s/ David Mastrocola	Director
David Mastrocola

/s/ Patrick Walsh	Director
Patrick Walsh

/s/ Adam Wright	Director
Adam Wright

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2	Amendment to Articles of Incorporation dated May 31, 1996, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2/A (File No. 333-10675) filed with the Securities and Exchange Commission on October 1, 1996

3.3	Second Amended and Restated Bylaws, as amended on December 18, 2013, incorporated by reference to Exhibit 3.3 to Form 10-K filed March 14, 2014.

10.1	Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	1998 Director Stock Option Plan (as amended through May 22, 2002), incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 14, 2002

10.3	Amended and Restated 2005 Stock Incentive Plan (as amended through January 21, 2013) incorporated by reference to Exhibit 10.6 to Form 10-K filed March 15th, 2013

10.4	Form of Director Restricted Stock Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan

10.5	Form of Director Stock Option Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan

10.6	Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 4, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 9, 2010

10.7	Letter amendment dated February 1, 2011, to the Second Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.11 to Form 10-K filed March 18, 2011

10.8	First Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 5, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2011

10.9	Second Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated November 1, 2012, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 2, 2012

10.10	Third Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 14, 2013, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 14, 2013

10.11	Fourth Amendment to the Second and Amended Restated Credit Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2014

10.12	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2008

10.13	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008

10.14	Form of 2012 – 2014 Performance Share Agreement incorporated by reference to Exhibit 10.1 to Form 8-K filed January 6, 2012

10.15	Schedule of Grants made under Form of 2012 – 2014 Performance Share Agreement, incorporated by reference to Exhibit 10.20 to Form 10-K filed March 16, 2012

EXHIBITS

Exhibit No.	Description

10.16	Form 2013 – 2015 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 8, 2013

10.17	Form 2013 – 2015 Performance Stock Unit Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.3 and 10.4 to Form 8-K filed January 8, 2013

10.18	Nomination Agreement dated November 27, 2013 by and among the persons and entities listed on Schedule A thereto, Famous Dave’s of America, Inc., and Adam Wright, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 27, 2013

10.19	First Amendment to the Nomination Agreement dated January 10, 2014 by and among the persons and entities listed on Schedule A thereto, Famous Dave’s of America, Inc., and Adam Wright, incorporated by reference to Exhibit 10.32 to Form 10-K filed March 14, 2014

10.20	Employment Letter dated February 10, 2014 between Famous Dave’ of America, Inc. and Edward H. Rensi, incorporated by reference to Exhibit 10.35 to Form 10-K filed March 14, 2014

10.21	Stock Option Agreement dated February 10, 2014 between Famous Dave’s of America, Inc. and Edward H. Rensi, incorporated by reference to Exhibit 10.36 to Form 10-K filed March 14, 2014

10.22	Employment Letter dated May 19, 2014 between Famous Dave’s of America, Inc. and Richard A. Pawlowski

10.23	Stock Option Agreement dated June 2, 2014 between Famous Dave’s of America, Inc. and Richard A. Pawlowski

10.24	Stock Option Agreement dated January 15, 2015 between Famous Dave’s of America, Inc. and Edward H. Rensi

21.0	Subsidiaries of Famous Dave’s of America, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document