Form 10-Q
period 2015-03-29
FAMOUS DAVES OF AMERICA INC
filed 2015-05-08
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2015

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

As of May 5, 2015, 7,003,475 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 29, 2015 AND DECEMBER 28, 2014

(in thousands, except per share data)

	March 29, 2015 (Unaudited)	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,007	$2,133
Restricted cash	518	648
Accounts receivable, net	4,677	3,558
Inventories	2,744	2,742
Deferred tax assets	1	1
Prepaid expenses and other current assets	2,873	1,993
Assets held for sale	2,500	2,500

Total current assets	15,320	13,575
Property, equipment and leasehold improvements, net	48,475	49,495
Other assets:
Intangible assets, net	2,937	2,949
Deferred tax assets	336	336
Other assets	334	322

	$67,402	$66,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$1,046	$1,031
Accounts payable	5,789	5,653
Accrued compensation and benefits	1,519	3,457
Deferred tax liabilities	131	131
Other current liabilities	3,837	3,939

Total current liabilities	12,322	14,211
Long-term liabilities:
Line of credit	11,000	5,000
Long-term debt, less current portion	3,173	3,343
Financing lease obligation, less current portion	3,055	3,150
Other liabilities	9,337	9,171

Total liabilities	38,887	34,875

Shareholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 7,035 and 7,137 shares issued and outstanding at March 29, 2015 and December 28, 2014, respectively	66	68
Retained earnings	28,449	31,734

Total shareholders’ equity	28,515	31,802

	$67,402	$66,677

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

MARCH 29, 2015 AND MARCH 30, 2014

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenue:
Restaurant sales, net	$28,106	$31,248
Franchise royalty revenue	4,331	4,203
Franchise fee revenue	5	35
Licensing and other revenue	185	176

Total revenue	32,627	35,662

Costs and expenses:
Food and beverage costs	8,524	9,126
Labor and benefits costs	9,381	10,420
Operating expenses	7,855	8,401
Depreciation and amortization	1,391	1,546
General and administrative expenses	4,892	4,227
Asset impairment and estimated lease termination and other closing costs	95	460
Pre-opening expenses	1	7
Net (gain) loss on disposal of property	(23)	434

Total costs and expenses	32,116	34,621

Income from operations	511	1,041

Other expense:
Interest expense	(208)	(263)
Interest income	5	1
Other expense, net	(2)	(1)

Total other expense	(205)	(263)

Income before income taxes	306	778
Income tax expense	(109)	(262)

Net income	$197	$516

Basic net income per common share	$0.03	$0.07

Diluted net income per common share	$0.03	$0.07

Weighted average common shares outstanding—basic	7,107	7,312

Weighted average common shares outstanding—diluted	7,131	7,345

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARCH 29, 2015 AND MARCH 30, 2014

(in thousands)

(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$197	$516
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,391	1,546
Asset impairment and estimated lease termination and other closing costs	95	460
Net (gain) loss on disposal of property	(23)	434
Amortization of deferred financing costs	23	18
Deferred rent	224	256
Stock-based compensation	208	(609)
Tax benefit for equity awards issued	(153)	(680)
Changes in operating assets and liabilities:
Restricted cash	130	322
Accounts receivable, net	(1,154)	86
Inventories	88	133
Prepaid expenses and other current assets	(879)	(640)
Accounts payable	39	(323)
Accrued compensation and benefits	(2,128)	(1,395)
Other current liabilities	(105)	668
Other liabilities	—	(5)
Long-term deferred compensation	(74)	(35)

Cash flows (used for) provided by operating activities	(2,121)	752

Cash flows used for investing activities:
Proceeds from the sale of décor	—	75
Purchases of property, equipment and leasehold improvements	(428)	(450)

Cash flows used for investing activities	(428)	(375)

Cash flows used for financing activities:
Proceeds from line of credit	9,200	5,700
Payments on line of credit	(3,200)	(4,800)
Payments on long-term debt and financing lease obligation	(250)	(244)
Payments from exercise of stock options	—	(114)
Tax benefit for equity awards issued	153	680
Repurchase of common stock	(3,480)	(950)

Cash flows provided by financing activities	2,423	272

(Decrease) increase in cash and cash equivalents	(126)	649

Cash and cash equivalents, beginning of period	2,133	1,293

Cash and cash equivalents, end of period	$2,007	$1,942

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of March 29, 2015, there were 184 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and one Canadian province, including 50 company-owned restaurants and 134 franchise-operated restaurants. An additional 56 franchise restaurants were committed to be developed through signed Area Development Agreements as of March 29, 2015.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of March 29, 2015 and December 28, 2014 and for the three month periods ended March 29, 2015 and March 30, 2014, respectively. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2014 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three months ended March 29, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Following is a reconciliation of basic and diluted net income per common share:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
(in thousands, except per share data)	March 29, 2015	March 30, 2014
Net income per common share – basic:
Net income	$197	$516
Weighted average shares outstanding	7,107	7,312
Net income per common share – basic	$0.03	$0.07

Net income per common share – diluted:
Net income	$197	$516
Weighted average shares outstanding	7,107	7,312
Dilutive impact of common stock equivalents outstanding	24	33

Adjusted weighted average shares outstanding	7,131	7,345
Net income per common share – diluted	$0.03	$0.07

All options outstanding as of March 29, 2015 and March 30, 2014 were included in the computation of diluted earnings per share.

(3) Restricted Cash and Marketing Fund

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of March 29, 2015 and December 28, 2014. We had approximately $518,000 and $648,000 in this fund as of March 29, 2015 and December 28, 2014, respectively.

(4) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $201,000 and $214,000, at March 29, 2015 and December 28, 2014, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

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

A reconciliation of beginning and ending amounts of intangible assets at March 29, 2015 and December 28, 2014, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at December 28, 2014
Lease interest assets	25.1	$1,417	$(230)	$1,187	$(48)	$1,139
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(230)	$2,997	$(48)	$2,949

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at March 29, 2015
Lease interest assets	24.8	$1,417	$(242)	$1,175	$(48)	$1,127
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(242)	$2,985	$(48)	$2,937

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.

(6) Credit Facility, Long-Term Debt and Debt Covenants

The Company and certain of its subsidiaries (collectively known as the “Borrower”) currently have a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It contains a $30.0 million revolving credit facility (the “Facility”) with an opportunity to increase this to $50.0 million, a term loan (the “Term Loan”) and up to $3.0 million of letters of credit, which reduce the availability of the Facility. At March 29, 2015, the principal amount outstanding under the Facility and the Term Loan was $11.0 million and $3.9 million, respectively, along with approximately $455,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the three months ended March 29, 2015 and March 30, 2014, our weighted average interest rate for the Facility was 2.76% and 2.85%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at March 29, 2015. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the three months ended March 29, 2015 and March 30, 2014 was 2.18% and 2.33%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2014. We were in compliance with all covenants as of March 29, 2015.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	March 29, 2015	December 28, 2014
Gift cards payable	$1,668	$1,960
Other liabilities	1,165	844
Sales tax payable	699	824
Deferred franchise fees	225	225
Accrued property and equipment purchases	57	50
Income tax payable	23	36

	$3,837	$3,939

(8) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	March 29, 2015	December 28, 2014
Deferred rent	$8,650	$8,435
Long term deferred compensation	437	411
Asset retirement obligations	115	115
Other liabilities	83	159
Income taxes payable	52	51

	$9,337	$9,171

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

We have adopted a 2005 Stock Incentive Plan, pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We have also adopted a 1998 Director Stock Option Plan. Together, the 2005 Stock Incentive Plan and the 1998 Director Stock Option Plan are referred to herein as the “Plans.” Under the 2005 Plan, an aggregate of 254,762 shares of our Company’s common stock remained unreserved and available for issuance at March 29, 2015. The 2005 Stock Incentive Plan and the Director Plan prohibit the granting of incentives after June 10, 2008 and May 12, 2015, respectively, the tenth anniversary of the date such Plans were approved by the Company’s shareholders. Nonetheless, the 2005 Stock Incentive Plan and the Director Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

We recognized stock-based compensation expense in our consolidated statements of operations for the three months ended March 29, 2015 and March 30, 2014, respectively, as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
2011 Program(1)(3)	$—	$(55)
2012 Program(1)(4)	—	(370)
2013 Program(2)(5)	28	(266)

Performance Shares and Performance Stock Units	$28	$(691)
Stock Options	172	118
Restricted Stock and Restricted Stock Units(6)	15	(73)
Director Shares(7)	—	2

	$215	$(644)

(1)	The, 2011 and 2012 Program’s consisted entirely of performance shares.
(2)	The 2013 Program’s stock-based compensation consists of both performance shares and performance stock units.
(3)	The three months ended March 30, 2014 includes the recapture of previously recorded stock-based compensation of approximately $401,000 due to employee departures.
(4)

The three months ended March 30, 2014 includes the recapture of previously recorded stock-based compensation related to performance shares of approximately $280,000 and performance stock units of approximately $49,000 due to employee departures.

(5)	The three months ended March 30, 2014 includes the recapture of previously recorded stock-based compensation of approximately $128,000 due to the departure of our CEO.
(6)	The three months ended March 30, 2014 includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the departure of our CEO.
(7)	The three months ended March 30, 2014 includes the recapture of previously recorded stock-based compensation of approximately $55,000.

Performance Shares and Performance Stock Units

Upon the conclusion of the 2012 performance share program, no shares were issued as the performance conditions were not satisfied.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the 2013 performance share program, performance was measured by using Adjusted EBITDA. For these purposes, “Adjusted EBITDA” is defined as income from operations of the Company, plus depreciation and amortization, non-cash adjustments (such as asset impairment, lease termination and other closing costs) and other non-cash items as approved by the Company’s Compensation Committee. Adjusted EBITDA is subject to adjustment by the Compensation Committee in its sole discretion for non-cash items. The Compensation Committee did not implement a formal equity incentive program for fiscal 2014 or 2015.

We recognize compensation cost for performance share awards over the requisite service period (i.e. fixed treatment) based on their fair value, which is the closing stock price at the date of grant. Participants in each performance share program are entitled to receive a number of shares of our common stock (“Performance Shares”) based upon the extent to which we achieve Adjusted EBITDA goals established by our Compensation Committee for each fiscal year within a three-year performance period (“Cumulative Adjusted EBITDA Goal”). Receipt of any performance shares is contingent upon our achieving a specified minimum percentage of the Cumulative EBITDA Goal.

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

At March 29, 2015, the following performance share programs were in progress:

Award Date	Program	Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)(2)		Estimated Payout of Performance Shares and Performance Stock Units (at March 29, 2015)		Maximum Payout (as a percent of target number)
1/8/2013	2013 Program	25,300	(3)	22,477	(4)	100.0%

(1)	Assumes achievement of 100% of the applicable Adjusted EBITDA Goal.
(2)	Net of employee forfeitures.
(3)	This program consists of 23,070 performance shares and 2,230 performance stock units.
(4)

Consists of 21,408 performance shares and 2,069 performance stock units, assuming an estimated payout equal to 92.8% of the applicable Cumulative Adjusted EBITDA Goal. Final payout amounts will be determined upon the Company filing its annual report on Form 10-K for the 2015 fiscal year. The participants’ rights to receive Performance Shares or Performance Stock Units are contingent on the Company achieving Cumulative Adjusted EBITDA for fiscal 2013-2015 that are equal to at least the sum of the amounts achieved by the Company during fiscal 2012-2014 (as adjusted by the Compensation Committee, if applicable). If the Company achieves this threshold, then participants will be entitled to receive a percentage of their “Target” number of Performance Shares and Performance Stock Units equal to the percentage of the Adjusted EBITDA Goal achieved by the Company, up to 100%.

Board of Directors’ Compensation

We recognized board of directors’ compensation expense in our consolidated statement of operations for the three months ended March 29, 2015 and March 30, 2014, respectively, as follows:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 29,	March 30,
(in thousands)	2015	2014
Stock-based compensation(1)(2)(3)	$15	2	(4)
Stock option compensation(5)(6)(7)	68	—
Cash compensation	77	112

Total board of directors’ compensation	$160	$114

Stock Options

On February 10, 2014, Edward H. Rensi was named Interim Chief Executive Officer by the Company’s board of directors. Pursuant to the agreement governing Mr. Rensi’s employment, the Company granted him 25,000 stock options. These options vested in two equal installments of 12,500 shares on February 10, 2014 and February 10, 2015 and expire five years from the grant date. The compensation expense for this grant was recognized under general and administrative expense in our consolidated statements of operations through the applicable service period. On May 22, 2014, Edward H. Rensi was named Chief Executive Officer.

On January 15, 2015, Edward H. Rensi was granted 75,000 stock options. These options will vest in equal annual installments over a three year period and expire five years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other options granted to certain non-officer employees vest in equal annual installments over a period of four years and expire five years from the grant date. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. Due to a lack of recent historical share option exercise experience, the Company uses a simplified method for estimating the expected life, as outlined in Accounting Standards Codification 718, calculated using the following formula: (vesting term + original contract term)/2. Expected volatilities are based on the movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. maturities over the expected life at the time of grant.

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding at December 28, 2014	196	$27.67	6.5
Granted	95	30.66

Options outstanding at March 29, 2015	291	28.66	7.4

Weighted-average values and assumptions for valuing grants made:

	Three months ended March 29, 2015	Fiscal 2014
Weighted average fair value of options granted	$7.55	$10.42
Expected life (in years)	3.9	4.8
Expected stock volatility	37.4%	41.9%
Risk-free interest rate	1.0%	1.4%

Common Share Repurchases

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. We repurchased 118,210 shares during the first three months of fiscal 2015 for approximately $3.6 million at an average market price per share of $30.67, excluding commissions. No shares were repurchased during the first three months of fiscal 2014. Since the program was adopted May 2012, we have repurchased 922,311 shares for approximately $16.5 million at an average market price per share of $17.93, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2015, we will match 25.0%, and in fiscal 2014, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $116,000 and $144,000 for the first quarter of fiscal years 2015 and 2014, respectively. The employer match was approximately $20,000 and $25,000 for the first quarter of fiscal years 2015 and 2014, respectively. There were no discretionary contributions to the Plan in the first quarter of fiscal 2015 and 2014.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan administrator, and the regulations promulgated by the IRS. During fiscal 2015, we will match 25.0%, and in fiscal 2014, we matched 25.0%, of the first 4.0% contributed and are paying a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

For the quarter ended March 29, 2015 and March 30, 2014, eligible participants contributed approximately $18,000 and $35,000, respectively, to the Plan, and the Company provided matching funds and interest of approximately $9,000 and $19,000, respectively. Distributions for the quarters ended March 29, 2015 and March 30, 2014 were $113,000 and $115,000, respectively. The balance of the Plan for the quarters ended March 29, 2015 and December 28, 2014 was approximately $547,000 and $633,000, respectively. Of these balance approximately $109,000 and $224,000 was recorded in current liabilities and the remaining balance was recorded in other liabilities at March 29, 2015 and December 28, 2014, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the first quarter of fiscal 2015 and fiscal 2014.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended March 29, 2015	Three Months Ended March 30, 2014
Richmond, VA area	Costs for closed restaurants	$95	$—
Various	Costs for closed restaurants(1)	—	342
Salisbury, MD	Costs for closed restaurant	—	99
Salisbury, MD	Lease termination costs	—	19

Total		$95	$460

(1)	Change in strategic direction regarding décor resulted in the impairment of the décor located in the company’s restaurants.

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

The following table (in thousands) summarizes the assets held for sale, property and equipment, and performance stock units, in each case measured at fair value in our consolidated balance sheet as of December 28, 2014 and March 29, 2015:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
Balance at December 28, 2014
Assets
Assets Held for Sale	$—	$—	$2,500	$2,500
Property and Equipment	$—	$—	$648	$648
Liabilities
Performance Stock Units	$38	$—	$—	$38
Balance at March 29, 2015
Assets
Assets Held for Sale	$—	$—	$2,500	$2,500
Property and Equipment	$—	$—	$648	$648
Liabilities
Performance Stock Units	$44	$—	$—	$44

Assets Held for Sale were recorded at fair value and were valued based upon a Real Estate Broker’s Estimate of Value for the properties. Property and Equipment, recorded at fair value were valued based upon either a Real Estate Broker’s Estimate of Value or estimated discounted future cash flows. These assets were adjusted to net realizable value at December 28, 2014 based upon the decision to dispose of the property. As no further impairment indicators are present, no further adjustments have been made subsequently.

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet.

(13) Supplemental Cash Flow Information

	Three Months Ended
	March 29, 2015	March 30, 2014
(in thousands)
Cash paid for interest	$183	$298
Cash paid for income taxes, net of refunds	$67	$62
Non-cash investing and financing activities:
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$—	$863
(Reduction in) accrued property and equipment purchases	$(8)	$5

(14) Recently Issued Accounting Pronouncement

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15,

Assets Held for Sale were recorded at fair value and were valued based upon a Real Estate Broker’s Estimate of Value for the properties. Property and Equipment, recorded at fair value were valued based upon either a Real Estate Broker’s Estimate of Value or estimated discounted future cash flows. These assets were adjusted to net realizable value at December 28, 2014 based upon the decision to dispose of the property. As no further impairment indicators are present, no further adjustments have been made. subsequently.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

(15) Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the financial statements except as noted below.

On May 8, 2015, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into a Third Amended and Restated Credit Agreement (the “Amendment”), which amended and restated the Company’s Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association. Pursuant to the Amendment, the Credit Agreement was amended and restated in order to (i) increase the aggregate maximum loan commitment from $30.0 million to $35.0 million, with loans consisting of a $5.0 million revolving Facility and a $30.0 million term loan facility utilizing development loans having a 10-year, mortgage-style amortization; (ii) remove the ability to increase the aggregate maximum loan commitment to $50.0 million; (iv) require the proceeds of asset sales be used to pay down borrowings under the Credit Agreement; (v) provide additional flexibility with respect to the Company’s financial covenants and its ability to make Restricted Payments (as defined in the Credit Agreement); and (vi) extend the expiration of the Credit Agreement from July 5, 2015 to May 8, 2020.

The foregoing description of the Credit Agreement and the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment itself, a copy of which is filed as Exhibit 10.1 to this report and incorporated herein by reference. The benefits of the representations and warranties set forth in the Amendment are intended to be relied upon by the parties to the Amendment only, and do not constitute continuing representations and warranties of the Borrower to any other party or for any other purpose.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of March 29, 2015, there were 184 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and one Canadian province, including 50 company-owned restaurants and 134 franchise-operated restaurants. An additional 56 franchise restaurants were in various stages of development as of March 29, 2015.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal year ending January 3, 2016 (fiscal 2015) is a 53 week year while December 28, 2014 (fiscal 2014) was a 52 week fiscal year.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended
	March 29,	March 30,
	2015	2014
Food and beverage costs(1)	30.3%	29.2%
Labor and benefits(1)	33.4%	33.3%
Operating expenses(1)	27.9%	26.9%
Depreciation & amortization (restaurant level)(1)	4.3%	4.4%
Depreciation & amortization (corporate level)(2)	0.6%	0.5%
General and administrative(2)	15.0%	11.9%
Asset impairment and estimated lease termination and other closing costs(1)	—	1.5%
Pre-opening expenses and net loss on disposal of equipment(1)	—	1.4%
Total costs and expenses(2)	98.4%	97.1%
Income from operations(2)	1.6%	2.9%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Results of Operations – Three months ended March 29, 2015 compared to three months ended March 30, 2014.

Total Revenue

Total revenue of approximately $32.6 million for the first quarter of fiscal 2015 decreased approximately $3.0 million, or 8.5%, from total revenue of $35.7 million in the comparable quarter of fiscal 2014.

Restaurant Sales, net

Restaurant sales were approximately $28.1 million for the first quarter of fiscal 2015 compared to approximately $31.2 million for the same period in fiscal 2014. Company-owned restaurant sales declined by approximately 9.9%. Approximately 4.7% of the decline was attributable to the closure of four company-owned restaurants since the end of the first quarter of fiscal 2014, 4.9% of the decline was attributable to a comparable sales decrease, and the balance was attributable to a decline in non-comparable restaurant sales. A number of factors contributed to the comparable sales decrease including, but not limited to, the Company’s decision to eliminate the heavy discounting strategy that was in place during the first quarter of 2014 as well as the impact from adverse weather in markets where company-owned restaurants are located. On a weighted basis, On-Premise sales decreased by 4.7%, while Catering sales declined 0.2%. On-Premise sales as a percentage of net sales

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

decreased to 94.6% in the first quarter of 2015 from 95.1% in the first quarter of 2014. Catering increased to 5.4% of net sales from 4.9% of net sales in the same periods. Finally, as a percentage of dine-in sales, our adult beverage sales at company-owned restaurants were approximately 11.0% and 10.2% for the first quarter of fiscal 2015 and 2014, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.3 million for the first quarter of fiscal 2015, compared to $4.2 million for the first quarter of 2014.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2015, the licensing royalty revenue was approximately $188,000 compared to approximately $165,000 for the comparable period of fiscal 2014. Other revenue for the fiscal 2015 first quarter was a loss of $3,000 compared to income of $10,000 for the comparable period in 2014.

Same Store Net Sales

It is our policy to include in our comparable sales base, restaurants that are open year round and have been open at least 24 months. Comparable sales for company-owned restaurants for the first quarter of fiscal 2015 decreased by 4.9% and comparable sales for the first quarter of 2014 also decreased by 4.9%. At the end of the first quarter of fiscal 2015 there were 48 restaurants in the comparable sales base and at the end of the first quarter of fiscal 2014, there were 50 restaurants included in this base.

Same store net sales for franchise-operated restaurants for the first quarter of fiscal 2015 decreased by 0.1%, compared to a decrease of 3.3%, for the first quarter of fiscal 2014. For the first quarter of 2015 and the first quarter of 2014, there were 122 and 119 restaurants, respectively, included in the franchise-operated comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2015 and fiscal 2014:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

	Three Months Ended
	March 29, 2015	March 30, 2014
Average Weekly Net Sales (AWS):
Company-Owned	$43,240	$44,514
Full-Service	$44,780	$46,225
Counter-Service	$33,783	$33,023
Franchise-Operated	$50,603	$50,023
Operating Weeks:
Company-Owned	650	702
Franchise-Operated	1,754	1,810

Food and Beverage Costs

Food and beverage costs for the first quarter of fiscal 2015 were approximately $8.5 million or 30.3% of net restaurant sales, compared to approximately $9.1 million or 29.2% of net restaurant sales for the first quarter of fiscal 2014. This year-over-year increase was primarily the result of anticipated increases in contracted food costs.

Labor and Benefits Costs

Labor and benefits costs for the three months ended March 29, 2015 were approximately $9.4 million or 33.4% of net restaurant sales, compared to approximately $10.4 million or 33.3% of net restaurant sales for the three months ended March 30, 2014. For the first quarter of fiscal 2015, labor and benefits, as a percentage of net restaurant sales, were unfavorable to the comparable period in fiscal 2014, primarily due to sales deleverage on fixed labor.

Operating Expenses

Operating expenses for the first quarter of fiscal 2015 were approximately $7.9 million or 27.9% of net restaurant sales, compared to operating expenses of approximately $8.4 million or 26.9% of net restaurant sales for the first quarter of fiscal 2014. Operating expenses for the first quarter as a percentage of net sales were unfavorable to the prior year due to sales deleverage on fixed operating and occupancy costs.

During the first quarter of 2014, advertising as a percentage of net sales was 1.7% compared to 1.5% for the comparable period of 2014. The marketing ad fund contribution was increased to 1.0% in fiscal 2015 from 0.75% in fiscal 2014.

Depreciation and Amortization

Depreciation and amortization expense for the first quarters of both 2015 and 2014 was approximately $1.4 million or 4.3% of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. Fiscal 2015’s first quarter had $1,000 of pre-opening expenses, compared to $7,000 in the first quarter of 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Below is a summary of these events and situations during the first quarter of fiscal 2015 and fiscal 2014.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended March 29, 2015	Three Months Ended March 30, 2014
Richmond, VA area	Costs for closed restaurants(1)	$95	$—
Various	Asset impairment(2)	—	342
Salisbury, MD	Costs for closed restaurants(3)	—	99
Salisbury, MD	Lease termination costs(4)	—	19

Total		$95	$460

(1)	Costs associated with the closure of the Richmond, VA area restaurants.
(2)	Change in strategy regarding décor resulted in the impairment of the décor located in the company’s restaurants.
(3)	Write-off of obsolete restaurant equipment.
(4)	Lease termination costs associated with closure of the restaurant, net of deferred rent credit.

General and Administrative Expenses

General and administrative expenses for the first quarter of 2015 were approximately $4.9 million or 15.0% of total revenue, compared to approximately $4.2 million or 11.9% of total revenue for the first quarter of fiscal 2014. This increase reflects the impact of approximately $635,000, or $0.06 per diluted share, of brand development related professional fees. The first quarter of 2014 benefited from stock-compensation recapture net of severance costs of approximately $362,000, or $0.03 per diluted share.

Interest Expense

Interest expense was approximately $208,000 or 0.6% of total revenue for the first quarter of fiscal 2015, compared to approximately $263,000 or 0.7% of total revenue for the first quarter of fiscal 2014. Interest expense for the first quarter of fiscal 2015 was favorable in both dollars and as a percentage of revenue compared to the prior year due to year-over-year reductions in both the average outstanding long term debt for the quarter and the weighted average interest rate.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Provision for Income Taxes

For the first quarter of 2015, we recorded an estimated provision for income taxes of approximately $109,000 or 35.6% of income before income taxes, compared to a tax provision of approximately $262,000 or 33.7% of income before income taxes, for the first quarter of 2014.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended March 29, 2015 was approximately $197,000 or $0.03 per basic and per diluted share on approximately 7,107,000 weighted average basic shares outstanding and 7,131,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended March 30, 2014 was approximately $516,000 or $0.07 per basic and per diluted share on approximately 7,312,000 weighted average basic shares outstanding and 7,345,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $2.0 million at March 29, 2015 and approximately $2.1 million at December 28, 2014.

Our current ratio, which measures our immediate short-term liquidity, was 1.24 at March 29, 2015 and 0.96 at December 29, 2014. The current ratio is computed by dividing total current assets by total current liabilities. The increase in our current ratio was primarily due to increases in accounts receivable and prepaid expenses due to the timing of vendor rebates and the timing of vendor payments. Additionally, the reduction in accrued compensation primarily resulted from the timing of a payroll accrual. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive payment at the point of sale from customers and then pay our vendors on a delayed basis.

Net cash used by operating activities for the three months ended March 29, 2015 was approximately $2.1 million and reflects net income of approximately $197,000 and depreciation and amortization of approximately $1.4 million, offset by a $1.2 million increase in accounts receivable and a $2.1 million decrease in accrued compensation and benefits.

Net cash provided by operating activities for the three months ended March 30, 2014 was approximately $750,000, reflecting net income of approximately $516,000, depreciation and amortization of approximately $1.5 million, asset impairment and estimated lease termination and other closing costs of $460,000, net loss on disposal of property of $434,000 and an increase in other liabilities of $668,000. These were partially offset by a decrease in accrued compensation and benefits of $1.4 million, a tax benefit for equity awards issued of $680,000, an increase in prepaid expense and other current assets of $640,000, and a recapture of stock-based compensation of $609,000.

Net cash used for investing activities was approximately $428,000 for the first three months of fiscal 2015; this cash was used for capital expenditures at our existing restaurants and other infrastructure projects. Net cash used for investing activities was approximately $375,000 for the comparable period in fiscal 2014. During the first three months of 2014, we used approximately $450,000 for capital expenditures for our existing restaurants and for other infrastructure projects, offset by approximately $75,000 in proceeds from the sale of décor located in our warehouse.

Net cash provided by financing activities was approximately $2.4 million in the first three months of fiscal 2015. Net cash provided by financing activities was approximately $272,000 for the comparable period in fiscal 2014. During the first three months of 2015, we made draws of $9.2 million on our line of credit and made repayments of $3.2 million. We used approximately $3.5 million to repurchase 118,210 shares in the first three months of fiscal 2015. During the three months ended March 30, 2014, we made draws of $5.7 million on our

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

line of credit and made repayments of $4.8 million. We also used approximately $869,000, excluding commissions, to repurchase 45,063 shares. We paid an additional $81,000 for shares repurchased at the end of fiscal 2013 under the May 2012 share repurchase program.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) have a “Credit Agreement” with Wells Fargo Bank, National Association. The Credit Agreement will expire on July 5, 2016. It is comprised of a $30.0 million revolving credit facility (the “Facility”) (with an opportunity to increase this to $50.0 million), a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At March 29, 2015, the principal amount outstanding under the Facility and the Term Loan was $11.0 million and $3.9 million, respectively, along with approximately $455,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s “Adjusted Leverage Ratio,” as defined in the Credit Agreement at the end of the previous quarter. For the three months ended March 29, 2015 and March 30, 2014, our weighted average interest rate for the Facility was 2.76% and 2.85%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at March 29, 2015. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the three months ended March 29, 2015 and March 30, 2014 was 2.18% and 2.33%, respectively. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2014. We were in compliance with all covenants as of March 29, 2015.

On May 8, 2015, the Borrower entered into a Third Amended and Restated Credit Agreement (the “Amendment”) which amended and restated the Credit Agreement. A summary of the Amendment is included under Part II, Item 5 of this report under the caption “Entry into Third Amended and Restated Credit Agreement.”

Contractual Obligations

See Notes 7 and 8 to our Consolidated Financial Statements as well as Part II, Item 7 of our Management Discussion and Analysis in our Fiscal 2014 Annual Report on Form 10-K for the details of our contractual obligations.

Under the combined Facility and Term Loan we are subject to various financial covenants which include maximum target capital expenditures, cash flow ratios and adjusted leverage ratios.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2014. The accounting policies used in preparing our interim 2015 consolidated financial statements are the same as those described in our Fiscal 2014 Annual Report on Form 10-K.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of March 29, 2015 was approximately $18.3 million, including our line of credit, our term loan with Wells Fargo Bank, National Association, and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We have secondary source suppliers for certain items and in 2015 we have continued to make this a key area of focus in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

There has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million additional shares of our common stock in both the open market or through privately negotiated transactions. We repurchased 118,210 shares during the first three months of fiscal 2015 for approximately $3.6 million at an average market price per share of $30.67, excluding commissions. Since the program was adopted in May 2012, we have repurchased 922,311 shares for approximately $16.5 million at an average market price per share of $17.93, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (December 29, 2014 - January 25, 2015)	—	—	—	195,899
Month #2 (January 26, 2015 - February 22, 2015)	—	—	—	195,899
Month #3 (February 23, 2015 - March 29, 2015)	118,210	30.67	118,210	77,689

(1)	Excluding commissions.
(2)	Shares purchased under the publically announced 1.0 million share repurchase plan adopted May 1, 2012.

Item 5.	OTHER INFORMATION

Results of 2015 Annual Shareholders’ Meeting

The registrant held its annual meeting of shareholders on May 5, 2015. At the meeting, the registrant’s shareholders took the following actions:

(i)	The shareholders elected six directors to serve as members of the registrant’s Board of Directors until the next annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all director nominees:

Nominee	Votes For	Votes Withheld
Brett D. Heffes	5,289,866	19,589
Jonathan P. Lennon	5,294,396	15,059
David J. Mastrocola	5,294,966	14,489
Edward H. Rensi	5,242,808	66,647
Patrick D. Walsh	5,294,956	14,499
Adam J. Wright	5,243,533	65,922

(ii)	The shareholders adopted the Famous Dave’s of America, Inc. 2015 Equity Incentive Plan. There were 5,171,817 votes cast for the proposal; 129,873 votes were cast against the proposal; 7,765 votes abstained; and there were 1,391,765 broker non-votes.

(iii)	The shareholders ratified the appointment of Grant Thornton LLP as the registrant’s independent registered public accounting firm for fiscal 2015. There were 6,675,938 votes cast for the proposal; 17,040 votes were cast against the proposal; 8,242 votes abstained; and there were no broker non-votes.

(iv)	The shareholders approved the registrant’s executive compensation, as described in the registrant’s proxy statement. There were 5,222,605 votes cast for the proposal; 81,105 votes were cast against the proposal; 5,745 votes abstained; and there were 1,391,765 broker non-votes.

Adoption of 2015 Equity Incentive Plan

The Company’s shareholders approved the adoption of the Famous Dave’s of America, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) at the annual meeting of shareholders held on May 5, 2015. A description of the material features of the 2015 Plan were outlined in the Company’s proxy statement for the 2015 annual meeting. That description is qualified in its entirety by reference to the complete text of the 2015 Plan, which is filed as Exhibit 10.1 to this report and incorporated herein by reference.

Entry into a Third Amended and Restated Credit Agreement

On May 8, 2015, the Company and certain of its subsidiaries (collectively with the Company as the “Borrower”) entered into a Third Amended and Restated Credit Agreement (the “Amendment”), which amended and restated the Company’s Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and lender (the “Lender”) (“Credit Agreement”).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Prior to the Amendment, the Credit Agreement provided for loans consisting of a revolving credit facility of $30.0 million, with an opportunity, subject to the Company meeting identified covenants and elections, to increase the amount to $50.0 million (the “Facility”), a term loan (the “Term Loan”) and up to $3.0 million of letters of credit which reduce the availability of the Facility. At March 29, 2015, the principal amount outstanding under the Facility and the Term Loan was $11.0 million and $3.9 million, respectively, along with approximately $455,000 in letters of credit for real estate locations. The Borrower has granted the Lender a security interest in all of the Borrower’s current and future personal property to secure obligations under the Credit Agreement. The facility contains customary affirmative and negative covenants for credit facilities of this type, including financial covenants. The various financial covenants and customary affirmative and negative covenants were discussed in greater detail in the notes to the Company’s audited consolidated financial statements and included in our Form 10-K for the fiscal year ended December 28, 2014. Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s “Adjusted Leverage Ratio,” as defined in the Credit Agreement at the end of the previous quarter. Unused portions of the Facility are subject to a fee the amount of which also depends on the Company’s Adjusted Leverage Ratio. An option exercise fee would also apply to increased outstanding amounts between $30.0 and $50.0 million. Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The Company is required to make minimum annual amortization payments of 10.0% of the principal balance of the Term Loan.

Pursuant to the Amendment, the Credit Agreement was amended and restated in order to (i) increase the aggregate maximum loan commitment from $30.0 million to $35.0 million, with loans consisting of a $5.0 million revolving facility and a $30.0 million term loan facility that can be drawn down and converted annually into term loans (“Converted Term Loans” as defined in the Credit Agreement) utilizing a 10-year, mortgage-style amortization schedule; (ii) remove the ability to increase the aggregate maximum loan commitment to $50.0 million; (iii) update the definition of “Consolidated EBITDA” that is used as an input into the Company’s financial covenant calculations; (iv) update certain of the Company’s financial covenants; (v) Increase the Company’s flexibility to make Restricted Payments (as defined in the Credit Agreement); and (vi) extend the expiration of the Credit Agreement from July 5, 2015 to May 8, 2020.

The foregoing description of the Credit Agreement and the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment itself, a copy of which is filed as Exhibit 10.1 to this report and incorporated herein by reference. The benefits of the representations and warranties set forth in the Amendment are intended to be relied upon by the parties to the Amendment only, and do not constitute continuing representations and warranties of the Borrower to any other party or for any other purpose.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

10.1	Famous Dave’s of America, Inc. 2015 Equity Incentive Plan

10.2	Third Amended and Restated Credit Agreement dated May 8, 2015 by and among Wells Fargo Bank, National Association, Famous Dave’s of America, Inc. and certain subsidiaries of Famous Dave’s of America, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: May 8, 2015	By:	/s/ Edward H. Rensi
Edward H. Rensi
Chief Executive Officer
Director (Principal Executive Officer)

Dated: May 8, 2015		/s/ Richard A. Pawlowski
Richard A. Pawlowski
Chief Financial Officer
(Principal Financial Officer)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Exhibit Number	Description

10.1	Famous Dave’s of America, Inc. 2015 Equity Incentive Plan

10.2	Third Amended and Restated Credit Agreement dated May 8, 2015 by and among Wells Fargo Bank, National Association, Famous Dave’s of America, Inc. and certain subsidiaries of Famous Dave’s of America, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document