Form 10-Q
period 2015-06-28
FAMOUS DAVES OF AMERICA INC
filed 2015-08-07
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2015

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

As of August 4, 2015, 6,957,628 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 28, 2015 AND DECEMBER 28, 2014

(in thousands, except per share data)

	June 28, 2015 (Unaudited)	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,833	$2,133
Restricted cash	471	648
Accounts receivable, net	4,303	3,558
Inventories	2,765	2,742
Deferred tax assets	1	1
Prepaid expenses and other current assets	2,269	1,993
Assets held for sale	4,187	2,500

Total current assets	15,829	13,575
Property, equipment and leasehold improvements, net	46,809	49,495
Other assets:
Intangible assets, net	2,925	2,949
Deferred tax assets	336	336
Other assets	502	322

	$66,401	$66,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$375	$1,031
Accounts payable	5,831	5,653
Accrued compensation and benefits	2,697	3,457
Deferred tax liabilities	131	131
Other current liabilities	3,488	3,939

Total current liabilities	12,522	14,211
Long-term liabilities:
Line of credit	14,240	5,000
Long-term debt, less current portion	—	3,343
Financing lease obligation, less current portion	2,958	3,150
Other liabilities	9,438	9,171

Total liabilities	39,158	34,875

Shareholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 6,958 and 7,137 shares issued and outstanding at June 28, 2015 and December 28, 2014, respectively	66	68
Retained earnings	27,177	31,734

Total shareholders’ equity	27,243	31,802

	$66,401	$66,677

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

JUNE 28, 2015 AND JUNE 29, 2014

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue:
Restaurant sales, net	$32,203	$36,894	$60,309	$68,142
Franchise royalty revenue	4,620	4,607	8,951	8,810
Franchise fee revenue	250	100	255	135
Licensing and other revenue	335	336	520	512

Total revenue	37,408	41,937	70,035	77,599

Costs and expenses:
Food and beverage costs	9,797	10,678	18,321	19,804
Labor and benefits costs	10,216	11,411	19,597	21,831
Operating expenses	8,967	9,741	16,822	18,142
Depreciation and amortization	1,356	1,487	2,747	3,033
General and administrative expenses	4,981	4,050	9,873	8,277
Asset impairment and estimated lease termination and other closing costs	881	102	976	562
Pre-opening expenses	—	—	1	7
Net loss (gain) on disposal of property	48	(13)	25	421

Total costs and expenses	36,246	37,456	68,362	72,077

Income from operations	1,162	4,481	1,673	5,522

Other expense:
Interest expense	(227)	(237)	(435)	(500)
Interest income	—	—	5	1
Other income (expense), net	2	(2)	—	(3)

Total other expense	(225)	(239)	(430)	(502)

Income before income taxes	937	4,242	1,243	5,020
Income tax expense	(283)	(1,391)	(392)	(1,653)

Net income	$654	$2,851	$851	$3,367

Basic net income per common share	$0.09	$0.39	$0.12	$0.47

Diluted net income per common share	$0.09	$0.39	$0.12	$0.46

Weighted average common shares outstanding - basic	6,974	7,219	7,016	7,229

Weighted average common shares outstanding - diluted	6,993	7,250	7,037	7,260

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

JUNE 28, 2015 AND JUNE 29, 2014

(in thousands)

(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$851	$3,367
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,747	3,033
Asset impairment and estimated lease termination and other closing costs	976	562
Net (gain) loss on disposal of property	25	421
Amortization of deferred financing costs	41	39
Deferred rent	440	494
Stock-based compensation	324	(780)
Tax benefit for equity awards issued	(153)	(848)
Changes in operating assets and liabilities:
Restricted cash	177	481
Accounts receivable, net	(815)	332
Inventories	33	(61)
Prepaid expenses and other current assets	(275)	548
Deposits	(10)	(12)
Accounts payable	44	(1,196)
Accrued compensation and benefits	(938)	256
Other current liabilities	(288)	539
Other liabilities	1	(4)
Long-term deferred compensation	(74)	(121)

Cash flows provided by operating activities	3,106	7,050
Cash flows used for investing activities:
Proceeds from the sale of décor	—	95
Purchases of property, equipment and leasehold improvements	(2,808)	(1,071)

Cash flows used for investing activities	(2,808)	(976)
Cash flows used for financing activities:
Proceeds from line of credit	14,200	10,200
Payments on line of credit	(8,700)	(14,600)
Payments for debt issuance costs	(128)	(40)
Payments on long-term debt and financing lease obligation	(451)	(487)
Payments from exercise of stock options	—	(114)
Tax benefit for equity awards issued	153	848
Repurchase of common stock	(5,672)	(950)

Cash flows used for financing activities	(598)	(5,143)

(Decrease) increase in cash and cash equivalents	(300)	931

Cash and cash equivalents, beginning of period	2,133	1,293

Cash and cash equivalents, end of period	$1,833	$2,224

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of June 28, 2015, there were 183 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and Canada, including 49 company-owned restaurants and 134 franchise-operated restaurants. An additional 59 franchise restaurants were committed to be developed through signed Area Development Agreements as of June 28, 2015.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of June 28, 2015 and December 28, 2014 and for the three and six month periods ended June 28, 2015 and June 29, 2014, respectively. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2014 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and six months ended June 28, 2015 are not necessarily indicative of the results to be expected for the full year.

(2) Net Income Per Common Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income per common share – basic:
Net income	$654	$2,851	$851	$3,367
Weighted average shares outstanding	6,974	7,219	7,016	7,229
Net income per common share – basic	$0.09	$0.39	$0.12	$0.47

Net income per common share – diluted:
Net income	$654	$2,851	$851	$3,367
Weighted average shares outstanding	6,974	7,219	7,016	7,229
Dilutive impact of common stock equivalents outstanding	19	31	21	31

Adjusted weighted average shares outstanding	6,993	7,250	7,037	7,260
Net income per common share – diluted	$0.09	$0.39	$0.12	$0.46

There were 166,200 options outstanding as of June 28, 2015 that were not included in the computation of diluted EPS because they were anti-dilutive. All options outstanding as of June 29, 2014 were included in the computation of diluted earnings per share.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash and Marketing Fund

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of June 28, 2015 and December 28, 2014. We had approximately $471,000 and $648,000 in this fund as of June 28, 2015 and December 28, 2014, respectively.

(4) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $519,000 and $214,000, at June 28, 2015 and December 28, 2014, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

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

A reconciliation of beginning and ending amounts of intangible assets at June 28, 2015 and December 28, 2014, respectively, are presented in the table below:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at December 28, 2014
Lease interest assets	25.1	$1,417	$(230)	$1,187	$(48)	$1,139
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(230)	$2,997	$(48)	$2,949

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at June 28, 2015
Lease interest assets	24.6	$1,417	$(254)	$1,163	$(48)	$1,115
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(254)	$2,973	$(48)	$2,925

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.

6) Credit Facility, Long-Term Debt and Debt Covenants

On May 8, 2015, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into a Third Amended and Restated Credit Agreement (the “Amendment”), which amended and restated the Company’s Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association. Pursuant to the Amendment, the Credit Agreement was amended and restated in order to (i) increase the aggregate maximum loan commitment from $30.0 million to $35.0 million, with loans consisting of a $5.0 million revolving Facility and a $30.0 million term loan facility utilizing development loans that have a 10-year, mortgage-style amortization; (ii) remove the ability to increase the aggregate maximum loan commitment to $50.0 million; (iii) require the proceeds of asset sales be used to pay down borrowings under the Credit Agreement; (iv) provide additional flexibility with respect to the Company’s financial covenants and its ability to make Restricted Payments (as defined in the Credit Agreement); and (v) extend the expiration of the Credit Agreement from July 5, 2015 to May 8, 2020. The agreement ended the previous term loan. It continues to have up to $3.0 million of letters of credit, which reduce the availability of the Facility. At June 28, 2015, the principal amount outstanding under the Facility was $14.2 million, along with approximately $455,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital, limited restaurant remodels, new restaurant development and share repurchases. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the six months ended June 28, 2015 and June 29, 2014, our weighted average interest rate for the Facility was 2.67% and 2.87%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at June 28, 2015.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal amounts outstanding under the Term Loan bore interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended June 28, 2015 and June 29, 2014 was 2.33% and 2.29%, respectively.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please refer to the full text of the Amendment filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the period ended March 29, 2015 and the audited financial statement and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. We were in compliance with all covenants as of June 28, 2015.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	June 28, 2015	December 28, 2014
Gift cards payable	$1,653	$1,960
Other liabilities	918	844
Sales tax payable	626	824
Deferred franchise fees	225	225
Accrued property and equipment purchases	43	50
Income tax payable	23	36

	$3,488	$3,939

(8) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	June 28, 2015	December 28, 2014
Deferred rent	$8,742	$8,435
Long term deferred compensation	450	411
Asset retirement obligations	114	115
Other liabilities	80	159
Income taxes payable	52	51

	$9,438	$9,171

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 350,000 shares of our Company’s common stock remained unreserved and available for issuance at June 28, 2015. The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

We recognized stock-based compensation expense in our consolidated statements of operations for the three and six months ended June 28, 2015 and June 29, 2014, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Performance Share Programs:
2011 Program(1)(3)	$—	$—	$—	$(55)
2012 Program(1)(4)	—	(170)	—	(540)
2013 Program(2)(5)	8	(108)	36	(374)

Performance Stock Units	$8	$(278)	$36	$(969)
Stock Options	84	71	256	189
Restricted Stock and Restricted Stock Units(6)	15	—	30	(73)
Director Shares(7)	—	15	—	17

	$107	$(192)	$322	$(836)

(1)	The 2011 and 2012 Programs consisted entirely of performance shares.
(2)	The 2013 Program consisted of performance shares and performance stock units.
(3)	The six months ended June 29, 2014 included the recapture of previously recorded stock-based compensation of approximately $55,000 due to employee departures.
(4)	The three and six months ended June 29, 2014 included the recapture of previously recorded stock-based compensation of approximately $206,000 and $607,000, respectively, due to employee departures.
(5)

The three and six months ended June 29, 2014 included the recapture of previously recorded stock-based compensation related to performance shares of approximately $114,000 and $394,000, and performance stock units of approximately $28,000 and $77,000, respectively, due to employee departures.

(6)

The six months ended June 29, 2014 included the recapture of previously recorded stock-based compensation of approximately $128,000 due to the departure of our CEO. The three and six months ended June 28, 2015 included the recapture of previously recorded stock-based compensation of approximately $45,000 due to the departure of our most recent CEO.

(7)	The six months ended June 29, 2014 included the recapture of previously recorded stock-based compensation of approximately $20,000 due to the departure of our CEO.

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

At June 28, 2015, the following performance share programs were in progress:

Award Date	Program	Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)(2)		Estimated Payout of Performance Shares and Performance Stock Units (at June 28, 2015)		Maximum Payout (as a percent of target number)
1/8/2013	2013 Program	25,300	(3)	22,477	(4)	100.0%

(1)	Assumes achievement of 100% of the applicable Adjusted EBITDA Goal.
(2)	Net of employee forfeitures.
(3)	This program consists of 23,070 performance shares and 2,230 performance stock units.
(4)	Consists of 21,408 performance shares and 2,069 performance stock units, assuming an estimated payout equal to 92.8% of the applicable Cumulative Adjusted EBITDA Goal.

Board of Directors’ Compensation

We recognized board of directors’ compensation expense in our consolidated statement of operations for the three and six months ended June 28, 2015 and June 29, 2014, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Stock-based compensation	$15	$15	$30	$17
Stock option compensation	62	28	130	36
Cash compensation	77	118	153	230

Total board of directors’ compensation	$154	$161	$313	$283

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

On January 15, 2015, Edward H. Rensi was granted 75,000 stock options. These options were forfeited upon his resignation from the position of Chief Executive Officer on June 18, 2015.

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

Information regarding our Company’s stock options is summarized below:

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(number of options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding at December 28, 2014	196	$27.67	6.5
Granted	95	30.66

Options outstanding at March 29, 2015	291	28.66	7.4
Forfeited	(75)	31.25
Expired	(5)	10.98

Options outstanding at June 28, 2015	211	28.15	6.5

Weighted-average values and assumptions for valuing grants made:

	Six months ended June 28, 2015	Fiscal 2014
Weighted average fair value of options granted	$7.55	$10.42
Expected life (in years)	3.9	4.8
Expected stock volatility	37.4%	41.9%
Risk-free interest rate	1.0%	1.4%

Common Share Repurchases

On May 1, 2012, our board of directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first six months of 2015, the Company used approximately $5.7 million to repurchase 195,899 shares at an average price of $28.92, excluding commissions. Since the program was adopted in May 2012, we have completed the program, repurchasing a total of 1.0 million shares for approximately $18.6 million at an average market price per share of $18.57, excluding commissions.

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2015 and 2014, we matched 25.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $91,000 and $123,000 for the second quarter of fiscal years 2015 and 2014, respectively. The employer match was $16,000 and $22,000, respectively, for the second quarter of fiscal years 2015 and 2014. For the six months ended June 28, 2015 and June 29, 2014, eligible participants contributed approximately $207,000 and $269,000, respectively, to the plan and the Company provided matching funds of approximately $35,000 and $48,000, respectively. There were no discretionary contributions to the plan during the first six months of fiscal year 2015 and fiscal year 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Deferred Compensation Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Deferred Compensation Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Deferred Compensation Plan administrator, and the applicable regulations promulgated by the IRS. In fiscal 2015 and 2014, we matched 25.0% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The board of directors administers the Deferred Compensation Plan and may change the rate or any other aspects of the Deferred Compensation Plan at any time.

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

For the quarters ended June 28, 2015 and June 29, 2014, eligible participants contributed approximately $5,000 and $25,000 to the Deferred Compensation Plan, respectively. The Company provided matching funds and interest of approximately $8,000 and $16,000 for the quarters ended June 28, 2015 and June 29, 2014, respectively. Distributions for the quarters ended June 28, 2015 and June 29, 2014 were $57,000 and $0, respectively. For the six months ended June 28, 2015 and June 29, 2014, eligible participants contributed approximately $23,000 and $60,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $17,000 and $35,000, respectively. Distributions for the six months ended June 28, 2015 and June 29, 2014 were $15,000 and $86,000, respectively. The balance of the Plan for the quarters ended June 28, 2015 and December 28, 2014 was approximately $545,000 and $633,000, respectively. Of this balance approximately $111,000 and $224,000 was recorded in current liabilities and the remaining balance was recorded in other liabilities at June 28, 2015 and December 28, 2014, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for the three and six months ended June 28, 2015 and June 29, 2014.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended June 28, 2015	Six Months Ended June 28, 2015
Smithtown, NY	Asset impairment(1)	$935	$935
Richmond, VA area	Costs for closed restaurants	36	128
Décor Warehouse	Asset impairment(2)	(13)	(10)
Eden Prairie, MN	Costs for closed restaurants(3)	(77)	(77)

Total		$881	$976

(1)	Asset impairment calculated at June 28, 2015 based upon anticipated sale of Smithtown restaurant.
(2)	The three months ended June 28, 2015 include approximately $13,000 in proceeds from the sale of the remaining inventory of the Décor Warehouse.
(3)	The three months ended June 28, 2015 include approximately $115,000 in benefits from the recapture of deferred rent benefits.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended June 29, 2014	Six Months Ended June 29, 2014
Various	Asset impairment(1)	$—	$342
Salisbury, MD	Costs for closed restaurants(2)	8	107
Décor Warehouse	Lease termination costs(3)	94	94
Salisbury, MD	Lease termination costs(4)	—	19

Total for 2014		$102	$562

(1)	Change in strategic direction regarding décor resulted in the impairment of the décor located in the Company’s restaurants.
(2)	The Company incurred various costs for the closure of the Salisbury, MD restaurant.
(3)	Lease termination costs associated with closure of the Décor Warehouse.
(4)	Lease termination costs associated with closure of the restaurant, net of deferred rent credit.

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

The following table (in thousands) summarizes the assets held for sale, property and equipment, and performance stock units, in each case measured at fair value in our consolidated balance sheet as of December 28, 2014 and June 28, 2015:

	Level 1	Level 2	Level 3	Total
Balance at December 28, 2014
Assets
Assets Held for Sale	$—	$—	$2,500	$2,500
Property and Equipment	$—	$—	$648	$648
Liabilities
Performance Stock Units	$38	$—	$—	$38
Balance at June 28, 2015
Assets
Assets Held for Sale	$—	$—	$4,187	$4,187
Property and Equipment	$—	$—	$559	$559
Liabilities
Performance Stock Units	$35	$—	$—	$35

Assets Held for Sale were recorded at fair value and were valued based upon a Real Estate Broker’s Estimate of Value for the properties. Property and Equipment, net, recorded at fair value were valued based upon either a Real Estate Broker’s Estimate of Value or estimated discounted future cash flows. These assets were adjusted to net realizable value at either December 28, 2014 or June 28, 2015 based upon the decision to dispose of the property. As no further impairment indicators are present, no further adjustments have been made subsequently.

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Supplemental Cash Flow Information

	Six Months Ended
	June 28, 2015	June 29, 2014
(in thousands)
Cash paid for interest	$364	$499
Cash paid for income taxes, net of refunds	$334	$287
Non-cash investing and financing activities:
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$—	$863
Increase (reduction) in accrued property and equipment purchases	$8	$(38)

(14) Recently Issued Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

(15) Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the financial statements except as noted below.

On July 11, 2015, Edward H. Rensi resigned as a member of the Board, effective immediately. On July 13, 2015, Brett D. Heffes resigned as a member of the Board, effective immediately. Effective July 14, 2015, the Board elected Joseph M. Jacobs and Richard A. Shapiro to serve as directors of the Company, filling two existing vacancies on the Board. Effective upon Messrs. Jacobs and Shapiro’s election to the Board, David J. Mastrocola resigned as a member of the Board. Mr. Jacobs was appointed to replace Mr. Mastrocola as the Board’s Chairman. On July 27, 2015 and July 31, 2015, respectively, the Company announced the appointments of Anand D. Gala and Bryan L. Wolff to the Company’s Board of Directors. Mr. Wolff was also appointed to serve as Chair of the Company’s audit committee. On August 5, 2015, Abelardo Ruiz was appointed Chief Operating Officer.

On July 20, 2015 the Company completed the sale of one of its three properties in the Richmond, Virginia area, receiving net proceeds of approximately $1.0 million, resulting in a net gain on the sale of approximately $200,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of June 28, 2015, there were 183 Famous Dave’s restaurants operating in 34 states, the Commonwealth of Puerto Rico and one Canadian province, including 49 company-owned restaurants and 134 franchise-operated restaurants. An additional 59 franchise restaurants were in various stages of development as of June 28, 2015.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal year ending January 3, 2016 (fiscal 2015) is a 53 week fiscal year while December 28, 2014 (fiscal 2014) was a 52 week fiscal year.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty payments. Currently, our domestic area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements, the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigations, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee upon receipt of the signed development agreement. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Food and beverage costs(1)	30.4%	28.9%	30.4%	29.1%
Labor and benefits costs(1)	31.7%	30.9%	32.5%	32.0%
Operating expenses(1)	27.8%	26.4%	27.9%	26.6%
Restaurant level cash flow margins(1)(3)	10.1%	13.8%	9.2%	12.3%
Depreciation & amortization (restaurant level)(1)	3.9%	3.6%	4.0%	4.0%
Asset impairment and estimated lease termination and other closing costs(1)	2.7%	0.3%	1.6%	0.8%
Pre-opening expenses and net loss on disposal of equipment(1)	0.1%	—	—	0.6%
Costs and expenses (restaurant level)(1)	96.6%	90.1%	96.4%	93.1%
Restaurant level margin(1)(4)	3.4%	9.9%	3.6%	6.9%
Depreciation & amortization (corporate level)(2)	0.5%	0.4%	0.5%	0.5%
General and administrative expenses(2)	13.3%	9.7%	14.1%	10.7%
Total costs and expenses(2)	96.9%	89.3%	97.6%	92.9%
Income from operations(2)	3.1%	10.7%	2.4%	7.1%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level cash flow margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
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

Results of Operations – Three and Six months ended June 28, 2015 compared to Three and Six months ended June 29, 2014.

Total Revenue

Total revenue of approximately $37.4 million for the second quarter of fiscal 2015 decreased approximately $4.5 million, or 10.8%, from $41.9 million for the comparable quarter in fiscal 2014. For the six months ended

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

June 28, 2015, total revenue of approximately $70.0 million decreased approximately $7.6 million, or 9.7%, from revenue of approximately $77.6 million, for the six months ended June 29, 2014.

Restaurant Sales, net

Restaurant sales were approximately $32.2 million for the second quarter of fiscal 2015 compared to approximately $36.9 million for the same period in fiscal 2014, reflecting a 12.7% decrease driven by a comparable restaurant sales decrease of 9.2% combined with the closure of three company-owned restaurants since the end of the second quarter of 2014. Comparable sales for Company-owned restaurants open 24 months or more decreased 9.2% compared to a decrease of 5.2% for the same period in 2014. This reflected a 9.6% comparable sales decline in On-Premise sales on a weighted basis, partially offset by a 0.3% increase in Catering comparable sales.

Restaurant sales for the six months ended June 28, 2015 were approximately $60.3 million compared to approximately $68.1 million for the six months ended June 29, 2014, reflecting a 11.5% decrease. This decline was due to a year-to-date comparable restaurant sales decline of 7.3% as compared to a 5.0% decline in the same period of 2014, as well as the closure of three company owned restaurants since the end of the second quarter of 2014.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.9 million for the second quarter of fiscal 2015, compared to $4.7 million for the second quarter of fiscal 2014. Royalty revenue was essentially flat year over year, while franchise fee revenue increased approximately $150,000, primarily due to area development fees associated with a new international development agreement for the United Arab Emirates of $250,000.

Franchise-related revenue was approximately $9.2 million for the six months ended June 28, 2015 which was up slightly from the six months ended June 29, 2014.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the second quarter of fiscal 2015, licensing royalty revenue was approximately $319,000 compared to approximately $293,000 for the comparable period of fiscal 2014. Licensing royalty revenue was approximately $506,000 for the six months ended June 28, 2015 as compared to $458,000 for the comparable period of fiscal 2014.

Other revenue for the fiscal 2015 second quarter was approximately $16,000 compared to $43,000 for the comparable prior year’s third quarter. Other revenue for the six months ended June 28, 2015 was approximately $14,000 compared to approximately $54,000 for the comparable period of fiscal 2014. Changes in both periods were due to the timing of new franchise restaurant openings year-over-year.

Comparable Restaurant Net Sales

It is our policy to include in our comparable restaurant net sales base, restaurants that are open year round and have been open at least 24 months. Comparable restaurant net sales for company-owned restaurants for the second quarter of fiscal 2015 decreased 9.2% from that of the same period in the prior year, compared to fiscal 2014’s second quarter decrease of 5.2% over the comparable fiscal 2013 period. At the end of the second quarter of fiscal 2015 and the second quarter of fiscal 2014, there were 47 and 49 restaurants included in the company-owned comparable sales base, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Comparable restaurant net sales for company-owned restaurants open at least 24 months for the six months ended June 28, 2015 decreased 7.3% from that of the prior year period, compared to fiscal 2014’s decrease of 5.0% over the comparable fiscal 2013 period. For the six months ended June 28, 2015 and June 29, 2014, there were 47 and 49 restaurants included in the company-owned comparable sales base, respectively.

Comparable restaurant net sales for franchise-operated restaurants for the second quarter of fiscal 2015 decreased 3.3% from that of the prior year period compared to fiscal 2014’s second quarter decrease of 2.8% over the comparable fiscal 2013 period. For the second quarter of 2015 and the second quarter of 2014, there were 123 and 121 restaurants included in the franchise-operated comparable sales base.

Comparable restaurant net sales for franchise-operated restaurants for the first six months of fiscal 2015 and fiscal 2014 decreased 1.4% and 3.0%, respectively, from their respective comparable prior year periods. For the first six months of fiscal 2015 and fiscal 2014, there were 122 and 119 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the second quarter of fiscal 2015 and fiscal 2014:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Average Weekly Net Sales:
Company-Owned	$49,619	$53,532	$46,426	$48,980
Full-Service (43)	$51,217	$55,646	$47,998	$50,884
Counter-Service (6)	$39,695	$39,639	$36,721	$36,331
Franchise-Operated	$54,013	$55,234	$52,118	$52,629
Operating Weeks:
Company-Owned	649	689	1,299	1,391
Franchise-Operated	1,736	1,811	3,488	3,621

Food and Beverage Costs

Food and beverage costs for the second quarter of fiscal 2015 were approximately $9.8 million or 30.4% of net restaurant sales, compared to approximately $10.7 million or 28.9% of net restaurant sales for the second quarter of fiscal 2014. This year-over-year increase resulted from anticipated increases in contracted food costs. Food and beverage costs for the first six months of fiscal 2015 were approximately $18.3 million or 30.4% of net restaurant sales compared to approximately $19.8 million or 29.1% of net restaurant sales for the comparable period of fiscal 2014.

Labor and Benefits Costs

Labor and benefits costs for the second quarter ended June 28, 2015 were approximately $10.2 million or 31.7% of net restaurant sales, compared to approximately $11.4 million or 30.9% of net restaurant sales for the three months ended June 29, 2014. This increase as a percent of net restaurant sales was primarily due to sales deleveraging on fixed and management labor costs. Labor and benefits for the six months ended June 28, 2015

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

were approximately $19.6 million, or 32.5% of net restaurant sales, compared to approximately $21.8 million, or 32.0% of net restaurant sales, for the six months ended June 29, 2014.

Operating Expenses

Operating expenses for the second quarter of fiscal 2015 were approximately $9.0 million, or 27.8% of net restaurant sales, compared to operating expenses of approximately $9.7 million, or 26.4% of net restaurant sales, for the second quarter of fiscal 2014. This increase in operating expenses as a percentage of net sales was the result of sales deleverage on fixed operating and occupancy costs. These costs were partially offset by a decline in utility, repairs and maintenance, and advertising costs. Operating expenses for the six months ended June 28, 2015 were approximately $16.8 million, or 27.9% of net restaurant sales, compared to approximately $18.1 million, or 26.6% of net restaurant sales, for the six months ended June 29, 2014.

During the second quarter of 2015, advertising as a percentage of net sales was 2.0%, which was essentially flat to the comparable period of 2014. In the second quarter of 2015 there was a 1.0% marketing contribution while in the second quarter of 2014 there was a 0.75% marketing fund contribution.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of 2015 was approximately $1.4 million, or 3.6% of total revenue, which was essentially flat compared to the second quarter of fiscal 2014. Depreciation and amortization expense for the six months ended June 28, 2015 and June 29, 2014 was approximately $2.7 million and $3.0 million, respectively, and was 3.6% and 3.9%, respectively, of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and occupancy costs incurred prior to the opening of a new restaurant. Included in pre-opening costs is the cost of rent incurred, if any, prior to the restaurant opening. We did not incur any pre-opening costs during the second quarter of either 2015 or 2014. During the six months ended June 28, 2015 and June 29, 2014, we incurred pre-opening expenses of $1,000 and $7,000, respectively.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the net book value of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the net book value of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for the three and six months ended June 28, 2015 and June 29, 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended June 28, 2015	Six Months Ended June 28, 2015
Smithtown, NY	Asset impairment(1)	$935	$935
Richmond, VA area	Costs for closed restaurants	36	128
Décor Warehouse	Asset impairment(2)	(13)	(10)
Eden Prairie, MN	Costs for closed restaurants(3)	(77)	(77)

Total		$881	$976

(1)	Asset impairment calculated at June 28, 2015 based upon anticipated sale of Smithtown restaurant.
(2)	The three months ended June 28, 2015 include approximately $13,000 in proceeds from the sale of the remaining inventory of the Décor Warehouse.
(3)	The three months ended June 28, 2015 include approximately $115,000 in benefits from the recapture of deferred rent benefits.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended June 29, 2014	Six Months Ended June 29, 2014
Various	Asset impairment(1)	$—	$342
Salisbury, MD	Costs for closed restaurants(2)	8	107
Décor Warehouse	Lease termination costs(3)	94	94
Salisbury, MD	Lease termination costs(4)	—	19

Total		$102	$562

(1)	Change in strategic direction regarding décor resulted in the impairment of the décor located in the Company’s restaurants.
(2)	The Company incurred various costs for the closure of the Salisbuty, MD restaurant.
(3)	Lease termination costs associated with closure of the Décor Warehouse.
(4)	Lease termination costs associated with closure of the restaurant, net of deferred rent credit.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2015 were approximately $5.0 million, or 13.3% of total revenue, compared to approximately $4.1 million, or 9.7% of total revenue, for the second quarter of fiscal 2014. This year over year increase was the result of $478,000 of brand development related professional fees, an increase of approximately $338,000 in the allowance for doubtful accounts, and a $299,000 increase in stock-based compensation as a result of prior year recaptures for executive departures. These increases were partially offset by lower severance costs incurred for executive departures in the second quarter of 2015 as compared with the corresponding 2014 period.

General and administrative expenses for the first six months of fiscal 2015 were approximately $9.9 million, or 14.1% of total revenue, compared to approximately $8.3 million, or 10.7% of total revenue, for the first six months of fiscal 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Interest Expense

Interest expense was approximately $227,000, or 0.6% of total revenue, for the second quarter of fiscal 2015, compared to approximately $237,000, or 0.6% of total revenue, for the comparable fiscal 2014. This decrease reflects lower interest rates. This category includes interest expense for our term loan until its extinguishment in May of 2015, financing lease obligations, line of credit, and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $435,000, or 0.6% of total revenue, for the first six months of fiscal 2015 and approximately $500,000, or 0.6% of total revenue, for the first six months of fiscal 2014.

Provision for Income Taxes

For the second quarter of 2015, we recorded an estimated tax provision of approximately $283,000, or 30.2% of income before income taxes. This compares to an estimated tax expense of approximately $1.4 million, or 32.8% of income before income taxes, for the second quarter of 2014. For the six months ended June 28, 2015, our tax provision was approximately $392,000, or 31.5% of income before income taxes. This compares to an estimated tax expense of approximately $1.7 million, or 32.9% of income before income taxes, for the six months ended June 29, 2014.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended June 28, 2015 was approximately $654,000, or $0.09 per basic and diluted share, respectively, on approximately 6,974,000 weighted average basic shares outstanding and 6,993,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended June 29, 2014 was approximately $2.9 million, or $0.39 per basic and diluted on approximately 7,219,000 weighted average basic shares outstanding and 7,250,000 weighted average diluted shares outstanding, respectively.

Net income for the six months ended June 28, 2015 was approximately $851,000, or $0.12 per basic and diluted share, respectively, on approximately 7,016,000 weighted average basic shares outstanding and approximately 7,037,000 weighted average diluted shares outstanding, respectively. Net income for the six months ended June 29, 2014 was approximately $3.4 million, or $0.47 per basic share and $0.46 per diluted share, respectively, on approximately 7,229,000 weighted average basic shares outstanding and approximately 7,260,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $1.8 million at June 28, 2015 and approximately $2.1 million at December 28, 2014.

Our current ratio, which measures our immediate short-term liquidity, was 1.26 at June 28, 2015 and 0.96 at December 29, 2014. The current ratio is computed by dividing total current assets by total current liabilities. The increase in our current ratio was primarily due to an increase in assets held for sales as well as in accounts receivable and prepaid expenses, combined with a reduction in accrued compensation. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive payment at the point of sale from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities for the six months ended June 28, 2015 was approximately $3.1 million and reflects net income of approximately $851,000, depreciation and amortization of approximately $2.7

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

million, and amortization of $1.0 million of deferred financing costs, offset by a $938,000 reduction in accrued compensation and a $815,000 increase in accounts receivable.

Net cash provided by operating activities for the six months ended June 29, 2014 was approximately $7.1 million, reflecting net income of approximately $3.4 million, depreciation and amortization of approximately $3.0 million, asset impairment and estimated lease termination and other closing costs of $562,000, and a net loss on disposal of property of $421,000. These were partially offset by a decrease in accounts payable of $1.2 million, a tax benefit for equity awards issued of $848,000, and a recapture of stock-based compensation of $780,000.

Net cash used for investing activities was approximately $2.8 million for the first six months of fiscal 2015, used for capital expenditures for our existing restaurants and other infrastructure projects. During the first six months of 2014, we used approximately $1.1 million for capital expenditures for our existing restaurants and for other infrastructure projects, offset by approximately $95,000 in proceeds from the sale of décor located in our warehouse.

Net cash used by financing activities was approximately $598,000 in the first six months of fiscal 2015. Net cash used by financing activities was approximately $5.1 million for the comparable period in fiscal 2014. During the first six months of 2015, we made draws of $14.2 million on our line of credit and made repayments of $8.7 million. We used approximately $5.7 million to repurchase 195,899 shares in the first six months of fiscal 2015. During the six months ended June 29, 2014, we made draws of $10.2 million on our line of credit and made repayments of $14.6 million. We also used approximately $869,000, excluding commissions, to repurchase 45,063 shares. We paid an additional $81,000 for shares repurchased at the end of fiscal 2013 under the May 2012 share repurchase program.

On May 8, 2015, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into a Third Amended and Restated Credit Agreement (the “Amendment”), which amended and restated the Company’s Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association. Pursuant to the Amendment, the Credit Agreement was amended and restated, providing an aggregate maximum loan commitment of $35.0 million, with loans consisting of a $5.0 million revolving Facility and a $30.0 million term loan facility utilizing development loans having a 10-year, mortgage-style amortization. It continues to have up to $3.0 million of letters of credit which reduce the availability of the Facility. The Credit Agreement will expire on May 8, 2020. At June 28, 2015, the principal amount outstanding under the Facility was $14.2 million, along with approximately $455,000 in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s “Adjusted Leverage Ratio,” as defined in the Credit Agreement at the end of the previous quarter. For the six months ended June 28, 2015 and June 29, 2014, our weighted average interest rate for the Facility was 2.67% and 2.87%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at June 28, 2015.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please refer to the full text of the Amendment filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the period ended March 29, 2015 and the audited consolidated financial statement and notes thereto included our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. We were in compliance with all covenants as of June 28, 2015.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Contractual Obligations

For the details of our contractual obligations, see Notes 7 and 8 to the audited consolidated financial statements and the disclosure set forth in Part II, Item 7 (Management Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Under the combined Facility and Term Loan we are subject to various financial covenants which included maximum target capital expenditures, cash flow ratios and adjusted leverage ratios.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of June 28, 2015 was approximately $17.6 million, including our line of credit, and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million additional shares of our common stock in both the open market or through privately negotiated transactions. We repurchased 77,689 shares during the three months ended June 28, 2015 for approximately $2.0 million at an average market price per share of $28.82, excluding commissions. Since the program was adopted in May 2012, we have repurchased 1.0 million shares for approximately $18.6 million at an average market price per share of $18.57, excluding commissions.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #4 (March 30, 2015 - April 26, 2015)	—	—	—	77,689
Month #5 (April 27, 2015 - May 24, 2015)	77,689	26.26	77,689	—
Month #6 (May 25, 2015 - June 28, 2015)	—	—	—	—

(1)	Excluding commissions.
(2)	Shares purchased under the publically announced 1.0 million share repurchase plan adopted May 1, 2012.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 5.	Other Information.

None.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: August 7, 2015	By:	/s/ Adam J. Wright
Adam J. Wright
Chief Executive Officer
Director (Principal Executive Officer)

Dated: August 7, 2015		/s/ Richard A. Pawlowski
Richard A. Pawlowski
Chief Financial Officer (Principal Financial Officer)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document