Form 10-Q
period 2015-09-27
FAMOUS DAVES OF AMERICA INC
filed 2015-11-06
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2015

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

As of November 6, 2015, 6,957,628 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2015 AND DECEMBER 28, 2014

(in thousands, except per share data)

	September 27, 2015 (Unaudited)	December 28, 2014

ASSETS
Current assets:
Cash and cash equivalents	$2,016	$2,133
Restricted cash	739	648
Accounts receivable, net	4,369	3,558
Inventories	2,433	2,742
Deferred tax assets	27	1
Prepaid expenses and other current assets	1,577	1,993
Assets held for sale	3,253	2,500

Total current assets	14,414	13,575
Property, equipment and leasehold improvements, net	42,356	49,495
Other assets:
Intangible assets, net	2,913	2,949
Deferred tax assets	651	336
Other assets	841	322

	$61,175	$66,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$384	$1,031
Line of credit	10,140	—
Accounts payable	5,956	5,653
Accrued compensation and benefits	1,482	3,457
Deferred tax liabilities	123	131
Other current liabilities	3,208	3,939

Total current liabilities	21,293	14,211
Long-term liabilities:
Line of credit	—	5,000
Long-term debt, less current portion	—	3,343
Financing lease obligation, less current portion	2,859	3,150
Other liabilities	9,079	9,171

Total liabilities	33,231	34,875

Shareholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 6,958 and 7,137 shares issued and outstanding at September 27, 2015 and December 28, 2014, respectively	66	68
Retained earnings	27,878	31,734

Total shareholders’ equity	27,944	31,802

	$61,175	$66,677

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue:
Restaurant sales, net	$27,242	$33,065	$87,551	$101,207
Franchise royalty revenue	4,312	4,384	13,263	13,194
Franchise fee revenue	—	5	255	140
Licensing and other revenue	245	222	765	734

Total revenue	31,799	37,676	101,834	115,275

Costs and expenses:
Food and beverage costs	8,484	9,750	26,805	29,554
Labor and benefits costs	9,786	10,550	29,383	32,381
Operating expenses	8,202	8,781	25,024	26,923
Depreciation and amortization	1,276	1,472	4,023	4,505
General and administrative expenses	4,182	3,913	14,055	12,190
Asset impairment and estimated lease termination and other closing costs	650	80	1,626	642
Pre-opening expenses	—	—	1	7
Net (gain) loss on disposal of property	(1,781)	3	(1,756)	424

Total costs and expenses	30,799	34,549	99,161	106,626

Income from operations	1,000	3,127	2,673	8,649

Other expense:
Interest expense	(224)	(209)	(659)	(709)
Interest income	2	—	7	1
Other income (expense), net	1	2	1	(1)

Total other expense	(221)	(207)	(651)	(709)

Income before income taxes	779	2,920	2,022	7,940
Income tax expense	(71)	(897)	(463)	(2,550)

Net income	$708	$2,023	$1,559	$5,390

Basic net income per common share	$0.10	$0.28	$0.22	$0.75

Diluted net income per common share	$0.10	$0.28	$0.22	$0.74

Weighted average common shares outstanding - basic	6,945	7,189	7,008	7,215

Weighted average common shares outstanding - diluted	6,958	7,212	7,027	7,244

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014

(in thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$1,559	$5,390
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,023	4,505
Asset impairment and estimated lease termination and other closing costs	1,626	642
Net (gain) loss on disposal of property	(1,756)	424
Loss on early extinguishment of debt
Amortization of deferred financing costs	57	62
Deferred income taxes	(349)	—
Deferred rent	656	716
Stock-based compensation	319	(752)
Tax benefit for equity awards issued	(153)	(871)
Changes in operating assets and liabilities:
Restricted cash	(91)	390
Accounts receivable, net	(919)	704
Inventories	121	28
Prepaid expenses and other current assets	411	1,215
Deposits	18	(24)
Accounts payable	(11)	(1,077)
Accrued compensation and benefits	(2,202)	(1,240)
Other current liabilities	(721)	1,138
Other liabilities	(39)	48
Long-term deferred compensation	(74)	(145)

Cash flows provided by operating activities	2,475	11,153
Cash flows used for investing activities:
Proceeds from the sale of assets	5,341	95
Purchases of property, equipment and leasehold improvements	(3,145)	(2,033)

Cash flows provided by (used for) investing activities	2,196	(1,938)
Cash flows used for financing activities:
Proceeds from line of credit	20,700	16,700
Payments on line of credit	(19,300)	(23,100)
Payments for debt issuance costs	(128)	(40)
Payments on long-term debt and financing lease obligation	(541)	(734)
Payments from exercise of stock options	—	(114)
Tax benefit for equity awards issued	153	871
Repurchase of common stock	(5,672)	(2,533)

Cash flows used for financing activities	(4,788)	(8,950)

(Decrease) increase in cash and cash equivalents	(117)	265

Cash and cash equivalents, beginning of period	2,133	1,293

Cash and cash equivalents, end of period	$2,016	$1,558

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of September 27, 2015, there were 179 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico and Canada, including 44 company-owned restaurants and 135 franchise-operated restaurants. An additional 59 franchise restaurants were committed to be developed through signed Area Development Agreements as of September 27, 2015.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of September 27, 2015 and December 28, 2014 and for the three and nine month periods ended September 27, 2015 and September 28, 2014, respectively. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2014 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and nine months ended September 27, 2015 are not necessarily indicative of the results to be expected for the full year.

(2) Net Income Per Common Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income per common share – basic:
Net income	$708	$2,023	$1,559	$5,390
Weighted average shares outstanding	6,945	7,189	7,008	7,215
Net income per common share – basic	$0.10	$0.28	$0.22	$0.75

Net income per common share – diluted:
Net income	$708	$2,023	$1,559	$5,390
Weighted average shares outstanding	6,945	7,189	7,008	7,215
Dilutive impact of common stock equivalents outstanding	13	23	19	29

Adjusted weighted average shares outstanding	6,958	7,212	7,027	7,244
Net income per common share – diluted	$0.10	$0.28	$0.22	$0.74

There were 221,024 options outstanding as of September 27, 2015 that were not included in the computation of diluted EPS because they were anti-dilutive. All options outstanding as of September 28, 2014 were included in the computation of diluted earnings per share.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash and Marketing Fund

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of September 27, 2015 and December 28, 2014. We had approximately $739,000 and $648,000 in this fund as of September 27, 2015 and December 28, 2014, respectively.

(4) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $242,000 and $214,000, at September 27, 2015 and December 28, 2014, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of beginning and ending amounts of intangible assets at September 27, 2015 and December 28, 2014, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at September 27, 2015
Lease interest assets	24.3	$1,417	$(266)	$1,151	$(48)	$1,103
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(266)	$2,961	$(48)	$2,913

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at December 28, 2014
Lease interest assets	25.1	$1,417	$(230)	$1,187	$(48)	$1,139
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(230)	$2,997	$(48)	$2,949

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.

6) Credit Facility, Long-Term Debt and Debt Covenants

On May 8, 2015, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Company’s Second Amended and Restated Credit Agreement (the “Second Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender (the “Lender”). Pursuant to the Amendment, the Credit Agreement was amended and restated in order to (i) increase the aggregate maximum loan commitment from $30.0 million to $35.0 million, with loans consisting of a $5.0 million Revolving Facility and a $30.0 million Term Loan Facility utilizing development loans that have a 10-year, mortgage-style amortization; (ii) remove the ability to increase the aggregate maximum loan commitment to $50.0 million; (iii) require the proceeds of asset sales be used to pay down borrowings under the Credit Agreement; (iv) provide additional flexibility with respect to the Company’s financial covenants and its ability to make Restricted Payments (as defined in the Credit Agreement); and (v) extend the expiration of the Credit Agreement from July 5, 2016 to May 8, 2020. The Credit Agreement ended the previous term loan. The Credit Agreement continues to have up to $3.0 million of letters of credit, which reduce the availability of the Facility. At September 27, 2015, the principal amount outstanding under the Facility was $10.1 million, along with approximately $1.2 million in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital, limited restaurant remodels, new restaurant development and share repurchases. Under the Credit Agreement, the Borrowers have granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the nine months ended September 27, 2015 and September 28, 2014, our weighted average interest rate for the Facility was 2.64% and 2.88%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at September 27, 2015.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal amounts previously outstanding under the Term Loan bore interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended June 28, 2015 and nine months ended September 28, 2014 was 2.33% and 2.20%, respectively.

The Credit Agreement contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please refer to the full text of the Credit Agreement filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the period ended March 29, 2015, which was filed on May 8, 2015.

As of September 27, 2015, we were in compliance with all covenants of the Credit Agreement except for two financial covenants: Adjusted Leverage Ratio and Consolidated Cash Flow Ratio.

As of September 27, 2015 the Adjusted Leverage Ratio was 4.49:1.00, which is higher than the maximum Adjusted Leverage Ratio permitted by the Credit Agreement of 4.00:1.00. It is an Event of Default under the Credit Agreement if Borrowers fail to comply with the covenant relating to the Adjusted Leverage Ratio and such failure continues for 30 days.

As of September 27, 2015, the Consolidated Cash Flow Ratio was 1.51:1.00, which is less than the minimum Consolidated Cash Flow Ratio permitted by the Credit Agreement of 1.75:1.00. It is an Event of Default under the Credit Agreement if Borrowers fail to comply with the covenant of the Credit Agreement relating to the Consolidated Cash Flow Ratio.

Upon an Event of Default, the Lender has the right to declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other loan document to be immediately due and payable, as well as to exercise its other rights as a secured creditor. In addition, we are prohibited under the Credit Agreement from making dividends or distributions from one Borrower to another Borrower and purchasing common stock pursuant to a board-approved stock purchase program.

On November 6, 2015, the Borrowers and the Lender entered into a Forbearance Agreement Pursuant to which the Lender agreed to forbear from exercising its rights and remedies under the Credit Agreement during for a Forbearance Period ending December 4, 2015 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the Forbearance Agreement. Under the Forbearance Agreement, we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement. During the Forbearance Period, we intend to closely manage our expenses and cash balances to prevent a working capital shortfall. At November 6, 2015, the principal amount outstanding under the Facility was $17.1 million, along with approximately $1.2 million in letters of credit for real estate locations. At November 6, 2015, our unrestricted deposit account cash was approximately $8.4 million.

During the Forbearance Period, we intend to seek an amendment to or restructuring of the Credit Agreement. As a result of the Events of Default at September 27, 2015 and given the length of the Forbearance Period, all outstanding obligations under the Credit Agreement were classified as current liabilities.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	September 27, 2015	December 28, 2014
Gift cards payable	$1,446	$1,960
Other liabilities	974	844
Sales tax payable	534	824
Deferred franchise fees	190	225
Accrued property and equipment purchases	23	50
Income tax payable	41	36

	$3,208	$3,939

(8) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	September 27, 2015	December 28, 2014
Deferred rent	$8,201	$8,435
Long term deferred compensation	385	411
Asset retirement obligations	473	115
Other liabilities	8	159
Income taxes payable	12	51

	$9,079	$9,171

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 278,676 shares of our Company’s common stock remained unreserved and available for issuance at September 27, 2015. The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

We recognized stock-based compensation expense in our consolidated statements of operations for the three and nine months ended September 27, 2015 and September 28, 2014, respectively, as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Performance Share Programs:
2011 Program(1)(3)	$—	$—	$—	$(55)
2012 Program(1)(4)	—	(10)	—	(550)
2013 Program(2)(5)	(24)	(45)	12	(418)

Performance Stock Units	$(24)	$(55)	$12	$(1,023)
Stock Options(6)	(15)	54	241	243
Restricted Stock and
Restricted Stock Units(7)	15	—	45	(73)
Director Shares(8)	—	15	—	32

	$(24)	$14	$298	$(821)

(1)	The 2011 and 2012 Programs consisted entirely of performance shares.
(2)	The 2013 Program consisted of performance shares and performance stock units.
(3)	The nine months ended September 28, 2014 included the recapture of previously recorded stock-based compensation of approximately $55,000 due to employee departures.
(4)

The three and nine months ended September 28, 2014 included the recapture of previously recorded stock-based compensation of approximately $29,000 and $636,000, respectively, due to employee departures.

(5)

The three and nine months ended September 28, 2014 included the recapture of previously recorded stock-based compensation related to performance shares of approximately $494,000 and $443,000, and performance stock units of approximately $16,000 and $112,000, respectively, due to employee departures.

(6)	The three and nine months ended September 27, 2015 included the recapture of previously recorded stock-based compensation of approximately $105,000 due to employee departures.
(7)

The nine months ended September 28, 2014 included the recapture of previously recorded stock-based compensation of approximately $128,000 due to the departure of Chris O’Donnell, a former CEO. The three and nine months ended September 27, 2015 included the recapture of previously recorded stock-based compensation of approximately $45,000 due to the departure of our former CEO, Ed Rensi.

(8)	The nine months ended September 28, 2014 included the recapture of previously recorded stock-based compensation of approximately $20,000 due to the departure of our former CEO, Chris O’Donnell.

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

At September 27, 2015, the following performance share programs were in progress:

Award Date	Program	Target No. of Performance Shares and Performance Stock Units (Originally Granted)(1)(2)		Estimated Payout of Performance Shares and Performance Stock Units (at September 27, 2015)		Maximum Payout (as a percent of target number)
1/8/2013	2013 Program	22,300	(3)	20,693	(4)	100.0%

(1)	Assumes achievement of 100% of the applicable Adjusted EBITDA Goal.
(2)	Net of employee forfeitures.
(3)	This program consists of 20,820 performance shares and 1,480 performance stock units.
(4)	Consists of 19,320 performance shares and 1,373 performance stock units, assuming an estimated payout equal to 92.8% of the applicable Cumulative Adjusted EBITDA Goal.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors’ Compensation

We recognized board of directors’ compensation expense in our consolidated statement of operations for the three and nine months ended September 27, 2015 and September 28, 2014, respectively, as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Stock-based compensation	$15	$15	$45	$32
Stock option compensation	(79)	—	52	36
Cash compensation	35	92	188	321

Total board of directors’ compensation	$(29)	$107	$285	$389

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

Effective July 11, 2015, July 13, 2015, and July 15, 2015, Edward H. Rensi, Brett D. Heffes, and David J. Mastrocola, respectively, resigned as members of the Board of Directors, forfeiting any unvested options previously granted to them.

On August 31, 2015, Abelardo Ruiz became the Company’s Chief Operating Officer. Pursuant to the agreement governing Mr. Ruiz’s employment, the Company granted 71,324 stock options. These options will vest in equal monthly installments over a period of four years and expire five years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding at December 28, 2014	196	$27.67	6.5
Granted	95	30.66

Options outstanding at March 29, 2015	291	28.66	7.4
Forfeited	(75)	31.25
Expired	(5)	10.98

Options outstanding at June 28, 2015	211	28.15	6.5
Granted	71	14.61
Forfeited	(61)	25.85

Outstanding at September 27, 2015	221	$24.42	4.1

Options exercisable at September 27, 2015	68	26.33	1.0

Weighted-average values and assumptions for valuing grants made:

	Nine months ended September 27, 2015	Fiscal 2014
Weighted average fair value of options granted	$7.55	$10.42
Expected life (in years)	4.9	4.8
Expected stock volatility	49.5%	41.9%
Risk-free interest rate	1.3%	1.4%

Common Share Repurchases

On May 1, 2012, our board of directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the first nine months of 2015, the Company used approximately $5.7 million to repurchase 195,899 shares at an average price of $28.92, excluding commissions. During the second quarter of 2015, we completed the program, repurchasing a total of 1.0 million shares over the life of the program for approximately $18.6 million at an average market price per share of $18.57, excluding commissions.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2015 and 2014, we matched 25.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $90,000 and $142,000 for the third quarter of fiscal years 2015 and 2014, respectively. The employer match was $13,000 and $24,000, respectively, for the third quarter of fiscal years 2015 and 2014. For the nine months ended September 27, 2015 and September 28, 2014, eligible participants contributed approximately $297,000 and $411,000, respectively, to the plan and the Company provided matching funds of approximately $48,000 and $72,000, respectively. There were no discretionary contributions to the plan during the first nine months of fiscal year 2015 and fiscal year 2014.

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

For the quarters ended September 27, 2015 and September 28, 2014, eligible participants contributed approximately $8,000 and $23,000 to the Deferred Compensation Plan, respectively. The Company provided matching funds and interest of approximately $8,000 and $12,000 for the quarters ended September 27, 2015 and September 28, 2014, respectively. Distributions for the quarters ended September 27, 2015 and September 28, 2014 were $92,000 and $57,000, respectively. For the nine months ended September 27, 2015 and September 28, 2014, eligible participants contributed approximately $31,000 and $83,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $25,000 and $47,000, respectively. Distributions for the nine months ended September 27, 2015 and September 28, 2014 were $107,000 and $143,000, respectively. The balance of the Plan for the quarters ended September 27, 2015 and December 28, 2014 was approximately $481,000 and $633,000, respectively. Of this balance approximately $96,000 and $176,000 was recorded in current liabilities and the remaining balance was recorded in other liabilities at September 27, 2015 and December 28, 2014, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for the three and nine months ended September 27, 2015 and September 28, 2014.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended September 27, 2015	Nine Months Ended September 27, 2015
Smithtown, NY	Asset impairment(1)	$—	$935
N. Riverside, IL	Lease termination costs(2)	368	368
Richmond, VA area	Costs for closed restaurants	16	144
N. Riverside, IL	Site costs-restaurants not opened(3)	122	122
Other	Costs for closed locations(4)	109	99
Eden Prairie, MN	Costs for closed restaurants	35	(42)

Total		$650	$1,626

(1)	Asset impairment calculated at June 28, 2015 based upon anticipated sale of Smithtown restaurant, which occurred during the current quarter.
(2)	Lease termination reserve costs associated with the cancellation of a potential new restaurant location.
(3)	Write-off of development costs associated with one location the Company decided not to open.
(4)	Includes $191,000 in costs written-off associated with closing the Lombard, Illinois field office partially offset by an $86,000 recapture of deferred rent credits.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended September 28, 2014	Nine Months Ended September 28, 2014
Various	Asset impairment(1)	$—	$342
Salisbury, MD	Costs for closed restaurants(2)	80	187
Décor Warehouse	Lease termination costs(3)	—	94
Salisbury, MD	Lease termination costs(4)	—	19

Total for 2014		$80	$642

(1)	Change in strategic direction regarding décor resulted in the impairment of the décor located in the Company’s restaurants.
(2)	Write-off of obsolete restaurant equipment
(3)	Lease termination costs associated with closure of the Décor Warehouse.
(4)	Lease termination costs associated with closure of the restaurant, net of deferred rent credit.

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

The following table (in thousands) summarizes the assets held for sale, property and equipment, and performance stock units, in each case measured at fair value in our consolidated balance sheet as of December 28, 2014 and September 27, 2015:

	Level 1	Level 2	Level 3	Total
Balance at December 28, 2014
Assets
Assets Held for Sale	$—	$—	$2,500	$2,500
Property and Equipment	$—	$—	$648	$648
Liabilities
Performance Stock Units	$38	$—	$—	$38
Balance at September 27, 2015
Assets
Assets Held for Sale	$—	$—	$3,253	$3,253
Property and Equipment	$—	$—	$559	$559
Liabilities
Performance Stock Units	$16	$—	$—	$16

Assets Held for Sale were recorded at fair value and were valued based upon a Real Estate Broker’s Estimate of Value for the properties. Property and Equipment, net, recorded at fair value were valued based upon either a Real Estate Broker’s Estimate of Value or estimated discounted future cash flows. These assets were

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjusted to net realizable value at either December 28, 2014 or June 28, 2015 based upon the decision to dispose of the property. Total assets held for sale were reduced during the quarter ended September 27, 2015 due to the disposal of one of the Richmond restaurant sites (see note 13). As no further impairment indicators are present, no further adjustments have been made subsequently.

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet.

(13) Disposals of Long-Lived Assets

Consistent with the Company’s stated long term plan, during the third quarter of 2015 the Company sold the real estate of a closed restaurant in Richmond, Virginia and refranchised five company-owned restaurants, located in Smithtown, New York; Lincoln, Nebraska; Cedar Falls, Iowa; Florence, Kentucky; and Greenwood, Indiana. The Company received proceeds totaling $5.3 million, and recorded a pre-tax net gain on disposal of property on the face of the Consolidated Statements of Operations totaling $1.8 million. Pre-tax net income (loss) for these sites included in the Consolidated Statements of Operations were a net loss of $107,000 for the quarter ended September 27, 2015 and net income of $237,000 for the quarter ended September 28, 2014. Pre-tax net income for these sites included in the Consolidated Statements of Operations for the nine months ended September 27, 2015 and September 28, 2014 were $245,000 and $878,000, respectively.

(14) Supplemental Cash Flow Information

	Nine Months Ended
	September 27, 2015	September 28, 2014
(in thousands)
Cash paid for interest	$570	$635
Cash paid for income taxes, net of refunds	$390	$482
Non-cash investing and financing activities:
Reclassification of additional-paid-in-capital to payroll taxes payable for performance shares issued	$—	$863
Increase in accrued property and equipment purchases	$38	$3

(15) Recently Issued Accounting Pronouncement

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

On October 20, 2015 the Company completed the sale of its Eden Prairie, Minnesota restaurant, receiving net proceeds of approximately $2.4 million, resulting in a net gain on the sale of approximately $600,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of September 27, 2015, there were 179 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico and Canada, including 44 company-owned restaurants and 135 franchise-operated restaurants. An additional 59 franchise restaurants were in various stages of development as of September 27, 2015.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Food and beverage costs (1)	31.1%	29.5%	30.6%	29.2%
Labor and benefits costs (1)	35.9%	31.9%	33.6%	32.0%
Operating expenses(1)	30.1%	26.6%	28.6%	26.6%
Restaurant level cash flow margins(1)(3)	2.9%	12.0%	7.2%	12.2%
Depreciation & amortization (restaurant level) (1)	4.1%	3.9%	3.9%	3.9%
Asset impairment and estimated lease termination and other closing costs (1)	2.4%	0.2%	1.9%	0.6%
Pre-opening expenses and net (gain) loss on disposal of equipment (1)	(6.5)%	—	(2.0)%	0.4%
Costs and expenses (restaurant level) (1)	97.1%	92.1%	96.6%	92.7%
Restaurant level margin(1)(4)	2.9%	7.9%	3.4%	7.3%
Depreciation & amortization (corporate level) (2)	0.5%	0.4%	0.5%	0.5%
General and administrative expenses (2)	13.2%	10.4%	13.8%	10.6%
Total costs and expenses (2)	96.9%	91.7%	97.4%	92.5%
Income from operations (2)	3.1%	8.3%	2.6%	7.5%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level cash flow margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
(4)

Restaurant level margin is equal to restaurant level cash flow margins less restaurant level depreciation and amortization, asset impairment and estimated lease termination and other closing costs, pre-opening expenses and net (gain) loss on disposal of equipment.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended December 28, 2014.

Results of Operations – Three and Nine months ended September 27, 2015 compared to Three and Nine months ended September 28, 2014.

Total Revenue

Total revenue of approximately $31.8 million for the third quarter of fiscal 2015 decreased approximately $5.9 million, or 15.6%, from $37.7 million for the comparable quarter in fiscal 2014. For the nine months ended September 27, 2015, total revenue of approximately $101.8 million decreased approximately $13.4 million, or 11.7%, from revenue of approximately $115.3 million, for the nine months ended September 28, 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Restaurant Sales, net

Restaurant sales were approximately $27.2 million for the third quarter of fiscal 2015 compared to approximately $33.1 million for the same period in fiscal 2014, reflecting a 17.6% decrease driven by a comparable sales decrease combined with the refranchising, sale or closure of a total of nine company-owned restaurants since the end of the third quarter of 2014. Comparable sales for Company-owned restaurants open 24 months or more decreased 9.8% compared to a decrease of 5.7% for the same period in 2014. This reflected a 10.2% comparable sales decline in on-premises sales on a weighted basis, partially offset by a 0.4% increase in catering comparable sales.

Restaurant sales for the nine months ended September 27, 2015 were approximately $87.6 million compared to approximately $101.2 million for the nine months ended September 28, 2014, reflecting a 13.5% decrease. This decline was due to a year-to-date comparable restaurant sales decline of 7.9% as compared to a 5.2% decline in the same period of 2014, as well as the refranchising, sale or closure of a total of nine company owned restaurants since the end of the third quarter of 2014.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.3 million for the third quarter of fiscal 2015, compared to $4.4 million for the third quarter of fiscal 2014. This decline relates to a decrease by seven franchise units between September 28, 2014 and September 27, 2015.

Franchise-related revenue was approximately $13.5 million for the nine months ended September 27, 2015 which reflects an increase in franchise-related revenue of 1.4% from the nine months ended September 28, 2014. This increase is primarily due to our receipt of $250,000 in area development fees associated with a new international development agreement for the United Arab Emirates.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes payments for opening assistance and training services that we provide to our franchisees. For the third quarter of fiscal 2015, licensing royalty revenue was approximately $240,000 compared to approximately $208,000 for the comparable period of fiscal 2014. Licensing royalty revenue was approximately $747,000 for the nine months ended September 27, 2015, as compared to $666,000 for the comparable period of fiscal 2014.

Other revenue for the fiscal 2015 third quarter was approximately $5,000 compared to $14,000 for the comparable prior year’s third quarter. Other revenue for the nine months ended September 27, 2015 was approximately $18,000, compared to approximately $68,000 for the comparable period of fiscal 2014.

Comparable Restaurant Net Sales

It is our policy to include restaurants that are open year round and have been open at least 24 months in our comparable restaurant net sales base. Comparable restaurant net sales for company-owned restaurants for the third quarter of fiscal 2015 decreased 9.8% from that of the same period in the prior year, compared to fiscal 2014’s third quarter decrease of 5.7% over the comparable fiscal 2013 period. At the end of the third quarter of fiscal 2015 and the third quarter of fiscal 2014, there were 42 and 50 restaurants included in the company-owned comparable sales base, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Comparable restaurant net sales for company-owned restaurants open at least 24 months for the nine months ended September 27, 2015 decreased 7.9% from that of the prior year period, compared to fiscal 2014’s decrease of 5.2% over the comparable fiscal 2013 period. For the nine months ended September 27, 2015 and September 28, 2014, there were 42 and 49 restaurants included in the company-owned comparable sales base, respectively.

Comparable restaurant net sales for franchise-operated restaurants for the third quarter of fiscal 2015 decreased 3.6% from that of the prior year period compared to fiscal 2014’s third quarter decrease of 2.3% over the comparable fiscal 2013 period. For the third quarter of 2015 and the third quarter of 2014, there were 117 and 122 restaurants included in the franchise-operated comparable sales base.

Comparable restaurant net sales for franchise-operated restaurants for the first nine months of fiscal 2015 and fiscal 2014 decreased 1.9% and 2.8%, respectively, from their respective comparable prior year periods. For the first nine months of fiscal 2015 and fiscal 2014, there were 116 and 119 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Comparable restaurant net sales for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can evaluate whether and the extent to which Company-owned restaurant operations is realizing its revenue potential.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the third quarter of fiscal 2015 and fiscal 2014:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Average Weekly Net Sales:
Company-Owned	$44,806	$46,855	$45,910	$48,268
Full-Service (38)	$45,782	$48,160	$47,286	$49,970
Counter-Service (6)	$38,169	$38,094	$37,158	$36,919
Franchise-Operated(1)	$51,773	$51,548	$51,728	$52,219
Operating Weeks:
Company-Owned	608	702	1,907	2,093
Franchise-Operated	1,698	1,827	5,228	5,453

(1)

Weekly net sales for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Comparable restaurant net sales for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of weekly net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can evaluate whether and the extent to which Company-owned restaurant operations is realizing its revenue potential.

Food and Beverage Costs

Food and beverage costs for the third quarter of fiscal 2015 were approximately $8.5 million or 31.1% of net restaurant sales, compared to approximately $9.8 million or 29.5% of net restaurant sales for the third quarter of fiscal 2014. This year-over-year increase resulted from anticipated increases in contracted food costs. Food and beverage costs for the first nine months of fiscal 2015 were approximately $26.8 million or 30.6% of net restaurant sales compared to approximately $29.6 million or 29.2% of net restaurant sales for the comparable period of fiscal 2014. This year-over-year increase resulted from anticipated increases in contracted food costs.

Labor and Benefits Costs

Labor and benefits costs for the third quarter ended September 27, 2015 were approximately $9.8 million or 35.9% of net restaurant sales, compared to approximately $10.6 million or 31.9% of net restaurant sales for the three months ended September 28, 2014. This increase as a percent of net restaurant sales was primarily due to sales deleverage on fixed and management labor costs as well as operational inefficiencies during a transition to a new labor management and payroll system. Labor and benefits for the nine months ended September 27, 2015 were approximately $29.4 million, or 33.6% of net restaurant sales, compared to approximately $32.4 million, or 32.0% of net restaurant sales, for the nine months ended September 28, 2014. This increase in costs as a percent of net restaurant sales was primarily due to sales deleverage.

Operating Expenses

Operating expenses for the third quarter of fiscal 2015 were approximately $8.2 million, or 30.1% of net restaurant sales, compared to operating expenses of approximately $8.8 million, or 26.6% of net restaurant sales, for the third quarter of fiscal 2014. This increase in operating expenses as a percentage of net sales was the result of sales deleverage on fixed operating and occupancy costs as well as increases in repairs and maintenance cost and the timing of advertising spend. Operating expenses for the nine months ended September 27, 2015 were approximately $25.0 million, or 28.6% of net restaurant sales, compared to approximately $26.9 million, or 26.6% of net restaurant sales, for the nine months ended September 28, 2014. This increase in operating expenses, as a percentage of net sales, was the result of sales deleverage on fixed operating and occupancy costs, increases in repairs and maintenance cost, and the timing of advertising spend.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

During the third quarter of 2015, advertising as a percentage of net sales was 2.9%, compared to 2.0% in the comparable period of 2014. In the third quarter of 2015 there was a 1.0% marketing contribution while in the third quarter of 2014 there was a 0.75% marketing fund contribution.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of 2015 was approximately $1.3 million, or 4.0% of total revenue, compared to $1.5 million, or 3.9% of total revenue in the third quarter of fiscal 2014. Depreciation and amortization expense for the nine months ended September 27, 2015 and September 28, 2014 was approximately $4.0 million and $4.5 million, respectively, and was 4.0% and 3.9%, respectively, of total revenue. The increase as a percent of revenue is due to sales deleverage, partially offset by the closure and refranchising of company restaurants.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and occupancy costs incurred prior to the opening of a new restaurant. Included in pre-opening costs is the cost of rent incurred, if any, prior to the restaurant opening. We did not incur any pre-opening costs during the third quarter of either 2015 or 2014. During the nine months ended September 27, 2015 and September 28, 2014, we incurred pre-opening expenses of $1,000 and $7,000, respectively.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the net book value of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the net book value of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for the three and nine months ended September 27, 2015 and September 28, 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended September 27, 2015	Nine Months Ended September 27, 2015
Smithtown, NY	Asset impairment(1)	$—	$935
N. Riverside, IL	Lease termination costs(2)	368	368
Richmond, VA area	Costs for closed restaurants	16	144
N. Riverside, IL	Site costs-restaurants not opened(3)	122	122
Other	Costs for closed locations(4)	109	99
Eden Prairie, MN	Costs for closed restaurants	35	(42)

Total		$650	$1,626

(1)	Asset impairment calculated at June 28, 2015 based upon anticipated sale of Smithtown restaurant, which occurred during the current quarter.
(2)	Lease termination reserve costs associated with the cancellation of a potential new restaurant location.
(3)	Write-off of development costs associated with one location the Company decided not to open.
(4)	Includes $191,000 in costs written-off associated with closing the Lombard, Illinois field office partially offset by the $86,000 recapture of deferred rent credits.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended September 28, 2014	Nine Months Ended September 28, 2014
Various	Asset impairment(1)	$—	$342
Salisbury, MD	Costs for closed restaurants(2)	80	187
Décor Warehouse	Lease termination costs(3)	—	94
Salisbury, MD	Lease termination costs(4)	—	19

Total for 2014		$80	$642

(1)	Change in strategic direction regarding décor resulted in the impairment of the décor located in the Company’s restaurants.
(2)	Write-off of obsolete restaurant equipment
(3)	Lease termination costs associated with closure of the Décor Warehouse.
(4)	Lease termination costs associated with closure of the restaurant, net of deferred rent credit.

General and Administrative Expenses

General and administrative expenses for the third quarter of 2015 were approximately $4.2 million, or 13.2% of total revenue, compared to approximately $3.9 million, or 10.4% of total revenue, for the third quarter of fiscal 2014. This year over year increase was the result of one-time legal fees related to corporate governance and franchisee matters as well as a year-over-year increase in severance costs associated with the restricting of our corporate support center.

General and administrative expenses for the first nine months of fiscal 2015 were approximately $14.1 million, or 13.8% of total revenue, compared to approximately $12.2 million, or 10.6% of total revenue, for the first nine months of fiscal 2014. This increase as a percent of revenue resulted from brand development related professional fees, an increase in the allowance for doubtful accounts, one-time legal fees related to corporate governance and franchise matters, and an increase in severance costs.

Net (Gain) Loss on Disposal of Property

Consistent with the Company’s stated long term plan, during the third quarter of 2015 the Company sold the real estate of a closed restaurant in Richmond, Virginia and refranchised five company-owned restaurants, located in Smithtown, New York; Lincoln, Nebraska; Cedar Falls, Iowa; Florence, Kentucky; and Greenwood, Indiana. The Company received proceeds totaling $5.3 million, and recorded a pre-tax net gain on disposal of property on the face of the Consolidated Statements of Operations totaling $1.8 million. Pre-tax net income (loss) for these sites included in the Consolidated Statements of Operations were a net loss of $107,000 for the quarter ended September 27, 2015 and net income of $237,000 for the quarter ended September 28, 2014. Pre-tax net income for these sites included in the Consolidated Statements of Operations for the nine months ended September 27, 2015 and September 28, 2014 were $245,000 and $878,000, respectively.

Interest Expense

Interest expense was approximately $224,000, or 0.7% of total revenue, for the third quarter of fiscal 2015, compared to approximately $209,000, or 0.6% of total revenue, for the comparable fiscal 2014. This

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

increase reflects a higher average outstanding balance on the credit facility partially offset by a lower average interest rate on the line of credit. This category included interest expense for our term loan until its extinguishment in May of 2015, financing lease obligations, line of credit, and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $659,000, or 0.6% of total revenue, for the first nine months of fiscal 2015 and approximately $709,000, or 0.6% of total revenue, for the first nine months of fiscal 2014.

Provision for Income Taxes

For the third quarter of 2015, we recorded an estimated tax provision of approximately $71,000, or 9.1% of income before income taxes. This compares to an estimated tax expense of approximately $897,000, or 30.7% of income before income taxes, for the third quarter of 2014. For the nine months ended September 27, 2015, our tax provision was approximately $463,000, or 22.9% of income before income taxes. This compares to an estimated tax expense of approximately $2.6 million, or 32.1% of income before income taxes, for the nine months ended September 28, 2014.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended September 27, 2015 was approximately $708,000, or $0.10 per basic and diluted share, respectively, on approximately 6,945,000 weighted average basic shares outstanding and 6,958,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended September 28, 2014 was approximately $2.0 million, or $0.28 per basic and diluted on approximately 7,189,000 weighted average basic shares outstanding and 7,212,000 weighted average diluted shares outstanding, respectively.

Net income for the nine months ended September 27, 2015 was approximately $1.6 million, or $0.22 per basic and diluted share, respectively, on approximately 7,008,000 weighted average basic shares outstanding and approximately 7,027,000 weighted average diluted shares outstanding, respectively. Net income for the nine months ended September 28, 2014 was approximately $5.4 million, or $0.75 per basic share and $0.74 per diluted share, respectively, on approximately 7,215,000 weighted average basic shares outstanding and approximately 7,244,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $2.0 million at September 27, 2015 and approximately $2.1 million at December 28, 2014.

Our current ratio, which measures our immediate short-term liquidity, was 0.68 at September 27, 2015 and 0.96 at December 28, 2014. The current ratio is computed by dividing total current assets by total current liabilities. The decrease in our current ratio was primarily due to the inclusion of the Line of Credit in current liabilities partially offset by an increase in assets held for sales as well as in accounts receivable and prepaid expenses, combined with a reduction in accrued compensation. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive payment at the point of sale from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities for the nine months ended September 27, 2015 was approximately $2.5 million and reflects net income of approximately $1.6 million, depreciation and amortization of approximately $4.0 million, and asset impairments of $1.6 million, offset by a $2.2 million reduction in accrued compensation, a $1.8 million gain on the disposal of property, and a $919,000 increase in net accounts receivable.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Net cash provided by operating activities for the nine months ended September 28, 2014 was approximately $11.2 million, reflecting net income of approximately $5.4 million, depreciation and amortization of approximately $4.5 million, deferred rent of $716,000, asset impairment and estimated lease termination and other closing costs of $642,000, a net loss on disposal of property of $424,000, a decrease in prepaid expenses and other current assets of $1.2 million and an increase in other current liabilities of $1.1 million. These were partially offset by decreases in accrued compensation and benefits and accounts payable of $1.2 million and $1.1 million, respectively, a tax benefit for equity awards issued of $871,000, and a recapture of stock-based compensation of $752,000.

Net cash provided by investing activities was approximately $2.2 million for the first nine months of fiscal 2015, reflects $5.4 million in proceeds from the sale of assets, offset by $3.1 million in capital expenditures split between the acquisition of the Eden Prairie real estate and investment in our existing restaurants and other infrastructure projects. During the first nine months of 2014, we used approximately $1.9 million primarily for capital expenditures for our existing restaurants and for other infrastructure projects.

Net cash used by financing activities was approximately $4.8 million in the first nine months of fiscal 2015. Net cash used by financing activities was approximately $9.0 million for the comparable period in fiscal 2014. During the first nine months of 2015, we made draws of $20.7 million on our line of credit and made repayments of $19.3 million. We used approximately $5.7 million to repurchase 195,899 shares in the first nine months of fiscal 2015. During the nine months ended September 28, 2014, we made draws of $16.7 million on our line of credit and made repayments of $23.1 million. We also used approximately $2.5 million during that period to repurchase 95,063 shares plus an additional $81,000 for shares repurchased at the end of fiscal 2013 under the May 2012 share repurchase program.

On May 8, 2015, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Company’s Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association as administrative agent and lender (the “Lender”). The Credit Agreement provides for an aggregate maximum loan commitment of $35.0 million, with loans consisting of a $5.0 million Revolving Facility (the “Facility”), up to $3 million of letters of credit which reduce the availability of the Facility, and a $30.0 million Term Loan Facility utilizing development loans having a 10-year, mortgage-style amortization. The Credit Agreement will expire on May 8, 2020. At September 27, 2015, the principal amount outstanding under the Facility was $10.1 million, along with approximately $1.2 million in letters of credit for real estate locations. The Credit Agreement allows for the termination by the Borrower without penalty at any time. We expect to use any borrowings under the Credit Agreement for general working capital purposes as needed. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s “Adjusted Leverage Ratio,” as defined in the Credit Agreement at the end of the previous quarter. For the nine months ended September 27, 2015 and September 28, 2014, our weighted average interest rate for the Facility was 2.64% and 2.88%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at September 27, 2015.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the various financial covenants and customary affirmative and negative covenants, please refer to the full text of the Credit Agreement filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the period ended March 29, 2015, which was filed on May 8, 2015.

As of September 27, 2015, we were in compliance with all covenants of the Credit Agreement except for two financial covenants: Adjusted Leverage Ratio and Consolidated Cash Flow Ratio.

As of September 27, 2015 the Adjusted Leverage Ratio was 4.49:1.00, which is higher than the maximum Adjusted Leverage Ratio permitted by the Credit Agreement of 4.00:1.00. It is an Event of Default under the Credit Agreement if Borrowers fail to comply with the covenant relating to the Adjusted Leverage Ratio and such failure continues for 30 days.

As of September 27, 2015, the Consolidated Cash Flow Ratio was 1.51:1.00, which is less than the minimum Consolidated Cash Flow Ratio permitted by the Credit Agreement of 1.75:1.00. It is an Event of Default under the Credit Agreement if Borrowers fail to comply with the covenant of the Credit Agreement relating to the Consolidated Cash Flow Ratio.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Upon an Event of Default, the Lender has the right to declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other loan document to be immediately due and payable, as well as to exercise its other rights as a secured creditor. In addition, we are prohibited under the Credit Agreement from making dividends or distributions from one Borrower to another Borrower and purchasing common stock pursuant to a board-approved stock purchase program.

On November 6, 2015, the Borrowers and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising its rights and remedies under the Credit Agreement during for a Forbearance Period ending December 4, 2015 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the forbearance agreement. Under the forbearance agreement, we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement. During the Forbearance Period, we intend to closely manage our expenses and cash balances to prevent a working capital shortfall however there can be no assurance that we will be successful in doing so. At November 5, 2015, the principal amount outstanding under the Facility was $17.1 million, along with approximately $1.2 million in letters of credit for real estate locations. At November 6, 2015, our unrestricted deposit account cash was approximately $8.4 million.

During the Forbearance Period, we intend to seek an amendment to or restructuring of the Credit Agreement, however there can be no assurances that we will obtain such amendment or restructuring on acceptable terms if at all. As a result of the Events of Default at September 27, 2015 and given the length of the Forbearance Period, all outstanding obligations under the Credit Agreement were classified as current liabilities.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

The address of our website is www.famousdaves.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any Famous Dave’s shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at Famous Dave’s of America, Inc., 12701 Whitewater Drive, Suite 200, Minnetonka, MN 55343.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of September 27, 2015 was approximately $13.4 million, including our line of credit, and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

Item 1A.	RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2014, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K except as follows:

If we do not maintain compliance with our forbearance agreement with Wells Fargo and our credit agreement with Wells Fargo, Wells Fargo may accelerate our obligation to repay all amounts outstanding. Further, with the forbearance agreement, we are prohibited from borrowing under the credit agreement, which may result in a working capital shortfall.

At September 27, 2015, we were not in compliance with financial covenants relating to the maximum Adjusted Leverage Ratio and the minimum Consolidated Cash Flow Ratio under our Third Amended and Restated Credit Agreement dated May 8, 2015 (the “Credit Agreement”) with Wells Fargo, National Association as administrative agent and lender (“Wells Fargo”) at the end of the quarter ended September 27, 2015. On November 6, 2015, we entered into a forbearance agreement with Wells Fargo by which Wells Fargo agreed it would not declare a default under the Credit Agreement or enforce any of the remedies available to it for a Forbearance Period ending December 4, 2015 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the forbearance agreement. At September 27, 2015, the principal amount outstanding under the facility was $10.1 million, along with approximately $1.2 million in letters of credit for real estate locations. At November 5, 2015, the principal amount outstanding under the facility was $17.1 million, along with approximately $1.2 million in letters of credit for real estate locations. All of the personal property assets of Famous Dave’s and those of our subsidiaries (who are also borrowers under the Credit Agreement) are subject to a security interests in favor of Wells Fargo as security for the obligations of the Credit Agreement.

If we are unable to successfully complete an amendment to or restructuring of the Credit Agreement during the Forbearance Period, comply with the other terms of the Credit Agreement, comply with the terms of the Forbearance Agreement or extend the Forbearance Period as needed to successfully complete an amendment or restructuring, Wells Fargo would be entitled to accelerate and declare due all amounts outstanding under the Credit Agreement. In the event of such acceleration, our available cash would be insufficient to repay all amounts due under the Credit Agreement without obtaining alternative debt financing, equity financing or a combination thereof.

There can be no assurance that we will comply, successfully amend or restructure the Credit Agreement, comply with the terms of the Forbearance Agreement or the Credit Agreement, or successfully negotiation an extension of the Forbearance Period if needed. Further, there is no assurance that we will be able to obtain any amendment or restructuring of the Third Credit Facility on terms favorable to us, if at all.

As part of the terms of the forbearance agreement, we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement. Our balance of unrestricted cash and cash equivalents was approximately $2.0 million at September 27, 2015. At November 6, 2015, our balance of unrestricted deposit account cash was approximately $8.4 million. While we believe that our unrestricted cash and cash equivalents and future cash flow from operations will be sufficient to fund our operations, our inability to borrow under the Credit Agreement may result in a working capital shortfall. During the Forbearance Period, we intend to closely manage our expenses and cash balances to prevent a working capital shortfall however there can be no assurance that we will be successful in doing so.

As a result of the Events of Default at September 27, 2015 and given the length of the Forbearance Period, all outstanding obligations under the Credit Agreement were classified as current liabilities.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 3.	DEFAULTS UPON SENIOR SECURITIES

        The Company and each of its subsidiaries is a Borrower under that certain Third Amended and Restated Credit Agreement dated May 8, 2015 with Wells Fargo, National Association as administrative agent and lender. As described above, as of September 27, 2015, the Borrowers were in default of the Credit Agreement relating to two financial covenants: Adjusted Leverage Ratio and Consolidated Cash Flow Ratio. On November 5, 2015, the Borrowers and Wells Fargo entered into a Forbearance Agreement that is described below. There have been no payment defaults relating to the Credit Agreement.

Item 5.	OTHER INFORMATION

Amendment No. 2 to 2015 Equity Incentive Plan

Effective October 12, 2015, the Company amended the 2015 Equity Incentive Plan (the “2015 Plan”) in order to (i) increase the number of shares of the common stock reserved for issuance thereunder by 350,000 (the “Share Increase”), and (ii) amend Section 9.4 thereof to provide that the Board of Directors may, but shall not be obligated to, accelerate vesting of incentives upon a upon a Change in Control (as defined in the 2015 Plan). Prior to the amendment, the 2015 Plan provided for automatic acceleration of incentives upon a Change in Control. The amendment giving rise to the Share Increase is subject to and contingent upon receipt of shareholder approval for the Share Increase at the upcoming special shareholders’ meeting scheduled to be held on November 16, 2015. A copy of Amendment No. 2 to the 2015 Plan is attached as Exhibit 10.1 to this report and is incorporated by reference herein.

Entry into a Material Definitive Agreement

On November 2, 2015, the Company entered into standard indemnification agreements with each of its directors and officers. The indemnification agreements may require the Company, among other things, to indemnify its directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors’ and officers’ insurance if available on reasonable terms. The form of indemnification agreement is attached as Exhibit 10.2 to this report, the substance of which is incorporated by reference herein. Attached as Exhibit 10.3 to this report is a schedule of directors and officers subject to Indemnification Agreements in the form of Exhibit 10.2

Forbearance Agreement

The Company and each of its subsidiaries is a Borrower under that certain Third Amended and Restated Credit Agreement dated May 8, 2015 with Wells Fargo, National Association as administrative agent and lender. In order to address the two financial covenant violations resulting in an Event of Default under the Credit Agreement, the Borrowers and Wells Fargo entered into a forbearance agreement dated November 5, 2015. Pursuant to Forbearance Agreement, Wells Fargo agreed to forbear from exercising its rights and remedies under the Credit Agreement during for a Forbearance Period ending December 4, 2015 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the forbearance agreement. Under the forbearance agreement, we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement.

The foregoing summary of the Forbearance Agreement is qualified in all respects by forbearance agreement, a copy of which is attached hereto as exhibit 10.4 and incorporated by reference herein.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

10.1	Amendment No. 2 to 2015 Equity Incentive Plan

10.2	Form of Indemnification Agreement between Famous Dave’s of America, Inc. and each of its directors and officers

10.3	Schedule of directors and officers subject to Indemnification Agreements in the form of Exhibit 10.2

10.4	Forbearance Agreement dated as of November 5, 2015 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: November 6, 2015	By:	/s/ Adam J. Wright
Adam J. Wright
Chief Executive Officer
Director (Principal Executive Officer)

Dated: November 6, 2015		/s/ Richard A. Pawlowski
Richard A. Pawlowski
Chief Financial Officer (Principal Financial Officer)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Exhibit Number	Description

10.1	Amendment No. 2 to 2015 Equity Incentive Plan

10.2	Form of Indemnification Agreement between Famous Dave’s of America, Inc. and each of its directors and officers

10.3	Schedule of directors and officers subject to Indemnification Agreements in the form of Exhibit 10.2

10.4	Forbearance Agreement dated as of November 5, 2015 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document