Form 10-K
period 2016-01-03
FAMOUS DAVES OF AMERICA INC
filed 2016-03-18
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $42.5 million as of June 26, 2015 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose. As of March 8, 2016, 6,957,628 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended January 3, 2016, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

PART I

ITEM 1.	BUSINESS

Summary of Business Results and Plans

Famous Dave’s of America, Inc. (“Famous Dave’s”, the “Company” or “we”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of January 3, 2016, there were 179 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico and Canada, including 44 Company-owned restaurants and 135 franchise-operated restaurants. An additional 58 franchise restaurants were committed to be developed through signed area development agreements at January 3, 2016.

Fiscal 2015 continued to be another year of transition for Famous Dave’s. The Company refranchised five company-owned restaurants in Cedar Falls, Iowa, Florence, Kentucky, Greenwood, Indiana, Lincoln, Nebraska, and Smithtown, New York. Additionally, late in the fourth quarter the Company entered into an asset purchase agreement to refranchise its seven Chicago-area restaurants (located in Addison, Algonquin, Bolingbrook, Evergreen Park, North Riverside, Orland Park, and Oswego, Illinois). Subsequent to year end, on March, 1, 2016, this transaction was completed. This transaction resulted in classifying these restaurants as “Discontinued Operations” for all years reported and excluded from the operating results.

The Company’s topline sales continued to be challenged throughout 2015 with a comparable sales decline of 9.3%. The Company believes that this was primarily a result of strategic decisions made beginning in the first quarter of 2014 and compounded by restaurant-level changes implemented in the first quarter of 2015 that adversely impacted our guests’ experience. These restaurant-level changes were reversed during the second half of 2015. The Company believes that it will take significant time for these changes to begin to be noticed by the guest and then to positively impact sales. However, an early indication that these changes have been well received is that our measure of Overall Guest Satisfaction has increased by 16.6% since the changes were made in June of 2015.

In fiscal 2015, total revenue was $114.2 million, a decrease from $131.9 million in fiscal 2014. This decrease predominantly reflected a comparable sales decline and the impact from refranchising five Company-owned locations, partially offset by sales from the company’s 53rd operating week. Franchise royalty revenue and fees increased as a result of the 53rd operating week, partially offset by a comparable sales decline. Licensing and other revenue was flat year-over-year. The Company saw a comparable sales decrease for Company-owned restaurants of 9.3% compared to a comparable sales decrease of 5.7% for fiscal 2014.

The franchise-operated restaurants saw a comparable sales decrease of 2.5% in each of fiscal 2015 and 2014. Sales for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees related directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can evaluate the extent to which Company-owned restaurant operations are realizing their revenue potential. In addition to refranchising five Company-owned restaurants, the Company closed one Company-owned restaurant. The Company did not open any new Company-owned restaurants in fiscal 2015. During 2015, three new franchise-operated restaurants opened and twelve lower volume franchise-operated restaurants closed.

Fiscal 2015 earnings per diluted share were $0.15. This included the positive impact of $817,000, or $0.12 per diluted share, of net non-cash gains as the result of the sale of the land for two previously closed restaurants in Richmond, VA and Eden Prairie, MN and the refranchising of the Lincoln, Nebraska restaurant that included the sale of the underlying real estate. These gains were partially offset by the charges from the refranchising of Cedar Falls, Iowa, Florence, Kentucky, Greenwood Indiana, and Smithtown, New York. This compared to earnings per diluted share of $0.31 in fiscal 2014.

Fiscal 2015 earnings per diluted share decreased year-over-year due to several factors. The decline in restaurant sales had an adverse impact on operating margins. Furthermore, the Company incurred increased general and administrative expenses as a result of professional fees associated with brand development, legal fees associated with corporate and franchise matters resulting from the changes to the Board of Directors and Chief Executive Officer, a year-over-year increase in stock-based compensation, and a charge recorded for obsolete plate ware. These cost increases were partially offset by a decline in headcount at the Support Center.

Although the Company is still early in its turnaround, its priority for 2016 is solely focused on increasing guest traffic and generating comparable sales growth. To help drive this growth the Company has augmented its senior leadership team by adding an experienced Chief Operating Officer and, early in 2016, a Chief Marketing Officer. It aims to achieve growth through sustainable and accretive guest-traffic building initiatives across all lines of business (Dine In, To Go and Catering) while emphasizing guest service and hospitality at the restaurant level. The Company remains focused and committed to serving the needs of our franchisees. Furthermore, the Company continues to focus on improving profitability at both the restaurant and Company-level, refranchising Company restaurants to well-qualified existing and new franchisees and maintaining balance sheet flexibility to make appropriate capital allocation decisions.

The Company continues to target refranchising Company-owned restaurants so that it will eventually operate a limited number of restaurants system-wide. The Company will aim to sell some of its existing restaurants to existing and new franchisees that have the ability to not only acquire these restaurants but also to develop additional restaurants. The Company believes refranchising focuses the organization on serving our franchisees.

During 2015 and early 2016, the Company has sold the real estate on which three previously closed restaurants were located (two in Richmond, Virginia and one in Eden Prairie, Minnesota) and has sold two properties as a result of refranchising (Lincoln, Nebraska, and Addison, Illinois).

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

Narrative Description of Business

Famous Dave’s restaurants, a majority of which offer full table service, feature wood-smoked and off-the-grill entrée favorites that fit into the broadly defined barbeque category. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of January 3, 2016, 38 of our Company-owned restaurants were full-service and six were counter-service. Generally, our prototypical design includes the following elements: a designated bar, a signature exterior smokestack, a separate entrance for our To Go business and a patio (where available). This design enables us to capitalize on a consistent trade-dress and readily identifiable look and feel for our future locations. We have designs that can be adapted to fit various location sizes and desired service styles such as full-service or counter-service.

In 2015, our three franchise openings were a mixture of conversions of existing full-service casual dining restaurants to our concept as well as new construction. In 2015, the Company did not open any Company-owned restaurants. In fiscal 2014, the Company completed a significant remodel of two Chicago-area restaurants. In fiscal 2013, the Company completed construction on two restaurants in Maryland; both were ground-up construction of full-service restaurants. All other locations that opened in fiscal 2013 were franchise-owned full-service restaurants.

We offer conversion packages that provide our franchisees with the flexibility to convert existing restaurants as well as existing retail footprints into a Famous Dave’s restaurant. Due to the flexibility and scalability of our concept, we believe that there are a variety of development opportunities available now and in the future.

We pride ourselves on the following:

High Quality Food — Each restaurant features a distinctive selection of authentic hickory-smoked and off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and signature sandwiches and salads. Also, enticing side items, such as corn bread, potato salad, coleslaw, Shack FriesTM and Wilbur BeansTM, accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding and Hot Fudge Kahlua Brownies, are another specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer six regional barbeque sauces: Rich & Sassy®, Texas PitTM, Georgia MustardTM, Devil’s Spit®, Sweet and ZestyTM and Wilbur’s RevengeTM. These sauces, in addition to a variety of seasonings, rubs, marinades, and other items are also distributed in retail grocery stores throughout the country under licensing agreements.

We believe that high quality food, a menu that is over 85% “scratch cooking” and the fact that we smoke our meats daily at each of our restaurants are principal points of differentiation between us and other casual dining competitors and are a significant contributing factor to repeat business. We also feel that our focus on barbecue being a noun, a verb and a culture allows for product innovation without diluting our brand. As a noun, barbeque refers to the art of the smoke and sauce. As a verb, barbeque refers to the act of grilling. As a culture, barbeque refers to the competitive spirit. As a result, we see few geographic impediments to scaling our concept and brand.

Focus on Guest Experience — We believe that a renewed focus on enhancing our guest’s experience and listening to their feedback is an essential pillar of the Company. In 2016, we will continue to test and further enhance our guests experience by focusing on hospitality, food execution and training. We believe a positive guest experience, combined with our high-quality food, makes Famous Dave’s appeal to families, children, teenagers and adults of all ages and socio-economic and demographic backgrounds.

Distinctive Environment — Décor and Music — During 2015, the Company largely reversed changes in décor and music rolled-out in 2014 that had not been well received by the Company’s guests.

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

Operational Excellence — During fiscal 2015, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food and hospitality, across our system. We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety. Operational excellence also means an unyielding commitment to provide our guests with superior service during every visit. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques while remaining true to authentic barbeque.

Our menu focuses on a number of popular smoked, barbequed, grilled meats, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use proprietary seasonings, sauces and mixes. This streamlined food preparation system helps manage the cost of operation by requiring fewer staff, lower training costs, and eliminates the need for highly compensated chefs. Additionally, barbeque has the ability to be batch cooked and held, which enables our award winning food to get to our guests quickly, whether in the restaurant, at their homes, or at a catering event. In order to enhance our appeal, expand our audience, increase frequency, and feature our cravable products, we have assembled a research and development product pipeline designed to generate new, delicious and exciting menu items that allow us to regularly update our menu.

During 2015, we offered our guests several new products as well as featured several signature menu items. Early in 2015, and in support of the Lenten season, we featured several fish entrée’s such as catfish, salmon, and cod. We also offered an Easter holiday meal program with our own Signature Smoked Hams. In the spring, we launched a promotion that featured “our House-Smoked Turkey”, on a platter, as well as the main protein on a salad. In the fall, the Company featured its smoked Brisket and during the holiday season, we featured system-wide a Signature Smoked Ham and Signature Smoked Turkey product available for off-premise occasions.

Human Resources and Training/Development — A key ingredient to our success lies with our ability to hire, train, engage and retain employees at all levels of our organization. We place a great deal of importance on creating an exceptional working environment for all of our employees. Through our Human Resource and Training/Development resources, tools and programs, we continually enhance and support superior performance within our restaurants and Support Center. Our foundational guiding principle is doing the right thing for the organization and our guests while ensuring we have the right people in the right roles with the right resources and tools.

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

In the Training and Development arena, we offer a variety of ongoing on-the-job and classroom training programs for the operations teams (hourly employees, Restaurant Managers, and Multi-Unit Managers) in an effort to create defined career paths. Our Management Trainee program provides new restaurant managers a foundational based training for restaurant operations, including ServSafe Food and Alcohol Certification, and several learning sessions focused on the basic behaviors and skills of a Famous Dave’s Manager. We also offer a Famous Dave’s Leadership Series program which provides a library of workshop offerings focused on building and strengthening core skills in the areas of communication, teamwork, coaching, change management and performance management. In addition, we have incorporated e-learning training tasks, skills and processes on-demand.

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

We have a Sr. Director of Operations who is responsible for overseeing all Company-owned and franchise-operated restaurants. This individual works closely with the Area Directors to support day-to-day restaurant operations. In addition, the Sr. Director of Operations assists in the professional development of our multi-unit supervisors and general managers. The Sr. Director of Operations is also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. The Sr. Director reports to the Chief Operating Officer.

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

Catering accounted for approximately 12.3% of our net sales for fiscal 2015, as compared to 9.8% in 2014. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants, and each restaurant has a dedicated vehicle to support our catering initiatives. During 2015, we implemented a catering call center for phone-in and web catering orders which provided our catering sales managers with more time to grow this area of the business.

To Go accounted for approximately 28.2% of net restaurant sales for fiscal 2015, as compared to 26.5% in 2014. Our restaurants have been designed specifically to accommodate a significant level of To Go sales, including a separate To Go entrance with prominent and distinct signage, and for added convenience, we separately staff the To Go counter. We believe our focus on To Go enables Famous Dave’s to capture a greater portion of the “take-out” market by allowing consumers to “trade within our brand,” when dining in is not always an option. We pursue efforts to increase awareness of To Go in all Company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants.

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

Value Proposition and Guest Frequency — We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.99 to $24.99, resulting in a per person dine-in and To Go average of $17.05 during fiscal 2015. During fiscal 2015, lunch checks averaged $16.18 and dinner checks averaged $19.99. We intend to use value priced offerings, new product introductions, and the convenience of connecting with guests on their own terms, to drive new and infrequent guests into our restaurants for additional meal occasions.

Marketing, Promotion and Sales

We believe that by specializing in unique and distinctive smoked meats, poultry & fish, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. To further develop the advertising and promotional materials and programs designed to create brand awareness and increase the reach of the brand, we have a system-wide marketing fund. All Company-owned restaurants, and those franchise-operated restaurants with agreements signed after December 17, 2003 are generally required to contribute 1.0% of net sales to this fund. In fiscal 2015, the Marketing Ad Fund contribution was 1.0% of net sales. In 2016, the Marketing Ad Fund contribution system-wide will continue at the contractual rate of 1.0% of net sales. In fiscal 2014, predominately due to the carryover of funds from fiscal 2013, the Company temporarily decreased the 2014 Marketing Ad Fund contribution system-wide to 0.75% of net sales.

The marketing team, working with outside consultants and other resources, is responsible for the advertising, promotion, creative development, and branding for Famous Dave’s. Franchise-operated restaurants place the advertising and marketing programs in their local markets based on contractual requirements, while the Famous Dave’s marketing team plans and executes the advertising and marketing for Company-owned restaurants. Famous Dave’s uses industry standard marketing efforts that include broadcast media, digital, online & social media platforms, public relations and out-of-home vehicles. During 2015, we had 1.8 million Famous Nation members and approximately 393,000 fans on Facebook.

The strategic focus for marketing and promotion is to ensure that Famous Dave’s is recognized as the category–defining brand in BBQ, to create and sustain attractive differentiation in consumer’s mind, and to continue to strengthen the brand’s positioning & consistency. In fiscal 2014 the Company discontinued the broad use of discounts to drive guest traffic as it had the previous couple of years. To help drive top-line sales, the Company is implementing a guest research driven innovation process to create its rolling 18 month marketing calendar with specific strategic goals. Additionally, a number of new initiatives were planned around enhancing the menu, the guest experience, events marketing and social media.

Famous Dave’s is somewhat unique in casual dining having four different occasions to interact with the consumer: Dine-In, To Go, Catering, and Retail. In 2015, we shifted our emphasis to achieving growth by going deeper in connecting with guests on their terms. Each of these dining occasions’ offer unique and often compelling sources of growth, and each occasion is growing at a different rate. Leveraging this occasions matrix, we are uniquely poised to offer more immediate relevancy and sales opportunities by solving the guest’s daily dinner dilemma and address these differences in our marketing, including menu, promotional outreach, pricing, and new product news.

Location Strategy

We believe that the barbeque segment of the casual dining niche of the restaurant industry continues to offer strong growth opportunities, and we see few impediments to our growth on a geographical basis. Our geographical concentration as of January 3, 2016 was 40% Midwest, 11% Middle Atlantic, 7% South, 31% West, 8% Northeast, 1% in Canada and 2% in Puerto Rico. We were located in 33 states, the Commonwealth of Puerto Rico and Canada as of January 3, 2016.

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

We have a real estate site selection model to assist in assessing the site and trade area quality of new locations. This process involves consumer research in our existing restaurants, the results of which are captured in a target guest profile that is regularly updated. Each location is evaluated based on three primary sales drivers that include: sales potential from the residential base (home quality), employment base (work quality), and retail activity (retail quality). Locations are also evaluated on their site characteristics that includes seven categories of key site attributes, including, but not limited to, access, visibility, and parking.

As part of our development strategy, we have engaged design firms to redesign and reimage the traditional full-service prototype. These firms have assisted in developing plans for future service style models such as an updated counter-service, line-service and hybrid flex-service models. The future service-style models will allow us to access new markets or strategically locate restaurants in existing markets where a full-service restaurant is unlikely to be financially viable. The surrounding trade area will determine which service style is appropriate. Site selection will focus on newly developed green-field retail developments or existing retail projects being re-developed. Conversion opportunities will be considered on a case by case basis. We intend to finance development through the use of cash on hand, cash flow generated from operations, and through availability on our revolving line of credit.

Company-Owned Restaurant Development — In 2016, we do not expect to open a Company-owned restaurant. In the future we expect to continue to build in our existing markets in high profile, heavy traffic retail locations. Our plan is to focus on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness, and creating opportunities for operating, distribution, and marketing efficiencies.

Franchise-Operated Restaurant Development — We expect to continue to grow the franchise program. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. As of January 3, 2016, we had signed franchise area development agreements with aggregate commitments for 58 additional units that are expected to open over approximately the next five years, including a four unit Area Development Agreement in the United Arab Emirates. However, there can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network here and outside of the United States.

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

Purchasing

To provide the freshest ingredients and in order to maximize operational efficiencies for our food products, we strive to obtain consistent quality items at competitive prices from reliable sources, including identifying secondary suppliers for many of our key products. Additionally, our secondary suppliers help us assure supply chain integrity and better logistics. Finally, to reduce freight costs, we continually aim to optimize our distribution networks, where the products are shipped directly to the restaurants through our foodservice distributors. Each restaurant’s management team determines the daily quantities of food items needed and orders such quantities to be delivered to their restaurant.

Approximately 85% of our food and non-alcoholic beverage purchases are on contract, with the majority being proteins. Pork represents approximately 32% of our total purchases, while beef, which includes hamburger and brisket, is approximately 13%, chicken is approximately 13%, and seafood is approximately 2%. Our purchasing department contracts, as well as our food and beverage costs and trends associated with each, are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our purchasing team is also responsible for managing the procurement of non-food items for our restaurants, including restaurant equipment, small wares and restaurant supplies. Also, they contract many of our restaurants repair and maintenance services along with managing our utility costs.

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

Franchise Program

We are currently authorized to offer and sell franchises in 48 of 50 states, the Commonwealth of Puerto Rico, the United Arab Emirates, and have a Canadian franchise disclosure document available. Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants with our standards of quality and promote and develop Famous Dave’s brand awareness.

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

At January 3, 2016, we had 36 ownership groups operating 135 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 58 franchise restaurants, were in place as of January 3, 2016. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe.

As of January 3, 2016, we had franchise-operated restaurants in the following locations:

United States	Number of Franchise-Operated Restaurants
Arizona	6
California	19
Colorado	6
Delaware	2
Florida	3
Idaho	2
Illinois	3
Indiana	4
Iowa	4
Kansas	2
Kentucky	2
Maine	1
Maryland	1
Michigan	9
Minnesota	4
Missouri	3
Montana	4
Nebraska	4
Nevada	6
New Jersey	1
New York	3
North Dakota	3
Oregon	2
Ohio	2
Pennsylvania	4
South Dakota	2
Tennessee	5
Texas	3
Utah	3
Washington	7
Wisconsin	10
Wyoming	1

United States Total	131
The Commonwealth of Puerto Rico	3
Canada	1

United States, the Commonwealth of Puerto Rico, and Canada Total	135

Our Franchise Operations Department is made up of the Chief Operating Officer that guides the efforts of a Sr. Director of Operations, supported by four Franchise Area Directors. The Sr. Director of Operations has the responsibility of supporting our franchisees throughout the country and plays a critical role for us as well as for our franchise community. The Sr. Director of Operations manages the relationship between the franchisee and the franchisor and provides an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are an active participant towards enhancing performance, as they partner in strategic and operational planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. They ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the Sr. Director of Operations and the Franchise Area Directors and the Support Center but are not required to do so.

The Company has a comprehensive operations’ scorecard and training tool that helps us measure the operational effectiveness of our Company-owned and franchise-operated restaurants. This scorecard is used to evaluate, monitor and improve operations in areas such as guest satisfaction, health and safety standards, community involvement, and local store marketing effectiveness, among other operating metrics. Also, we generally provide support as it relates to all aspects of franchise operations including, but not limited to, store openings and operating performance. Finally, the Company solicits feedback from our franchise system by having an active dialogue with all Franchisees throughout the year.

Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees and continuing royalty payments. Currently, our area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements the one time, non-refundable payment is negotiated on a per development agreement basis and is determined based on the costs incurred to sell that development agreement. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, small wares, décor and training fees as well as working capital. In 2015, franchisees were required to contribute 1.0% of net sales to a marketing fund dedicated to building system-wide brand awareness. In 2016, franchisees will be required to contribute 1.0% of net sales to the marketing fund. Additionally, franchisees have historically spent 1.5% to 2.0% of their net sales annually on local marketing activities. Currently, franchisees are required to spend approximately 1.5% of their net sales annually on local marketing activities.

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

Team Members

As of January 3, 2016, we employed approximately 2,585 team members of which approximately 215 were salaried full-time employees. None of our team members are covered by a collective bargaining agreement. We consider our relationships with our team members to be good.

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

The state of the economy and the volatility of the financial markets may adversely impact our business and results of operations and cash flows.

The restaurant industry is affected by macro-economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent economic downturn, and the slow economic recovery, has kept consumer confidence low, and consequently, has affected the frequency of consumers’ dining out occasions. This has been harmful to our results of operations and cash flows, and has negatively impacted our financial position, which has resulted in asset impairment charges being recorded and, if it continues in the future, may result in further impairment of the Company’s assets.

A failure to maintain continued compliance with the financial covenants of our credit facility may result in termination of the credit facility and may have a material adverse effect on our ability to accomplish our business objectives.

Depending on the duration and severity of the continued economic downturn and the pace of recovery, it may adversely affect our ability to comply with financial covenants under our credit facility on a continuing basis. These financial covenants include, without limitation, cash flow ratios, adjusted leverage ratios, and in certain circumstances, a maximum aged royalty receivable. There can be no assurances that government responses to the disruptions in the financial markets and overall economy will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

At September 27, 2015, we were not in compliance with financial covenants relating to the maximum Adjusted Leverage Ratio and the minimum Consolidated Cash Flow Ratio under our Third Amended and Restated Credit Agreement dated May 8, 2015 (the “Credit Agreement”) with Wells Fargo, National Association as administrative agent and lender (“Wells Fargo”). In order to address these two financial covenant violations, we entered into a forbearance agreement with Wells Fargo and subsequently amended the Credit Agreement. Among other things, the amendment accelerated the maturity date from May 8, 2020 to December 31, 2018, reduced the maximum term loan balance from $30.0 million to $12.0 million, and reduced the maximum revolving credit loan commitment from $5.0 million to $3.0 million with a $2.0 million (rather than $3.0 million) letter of credit sublimit. The amendment also amended effective as of September 30, 2015, the Adjusted Leverage Ratio covenant and consolidated Cash Flow Ratio covenant such that we were in compliance with the covenants of the Credit Agreement at September 30, 2015 and no events of default existed.

In the event we fail to comply with these or other financial covenants in the future and are unable to obtain similar amendments or waivers, our lender will have the right to demand repayment of all principal amounts outstanding under the credit facility, which did not have an outstanding balance at the of fiscal 2015, and the term loan, which was approximately $12.0 million at January 3, 2016, and to terminate the existing credit facility and term loan. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our personal property, which serves as collateral for the credit facility. Replacement financing may be unavailable to us on similar terms or at all, especially if current credit market conditions persist. Termination of our existing credit facility without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

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

In fiscal 2016, the Company does not anticipate opening a new Company-owned restaurant. There is no guarantee that any of the Company-owned or franchise-operated restaurants will open when planned, or at all, due to many factors that may affect the development and construction of our restaurants, including landlord delays, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the project, and other unanticipated increases in costs, any of which could give rise to delays and cost overruns. There can be no assurance that we will successfully implement our growth plan for our Company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.

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

Our current franchise program includes three restaurants in the Commonwealth of Puerto Rico and one restaurant in Manitoba, Canada, and subsequent to year end a franchisee opened its first restaurant in the United Arab Emirates. We believe there is a significant opportunity to expand our concept in international markets. Because we are at the early stage of pursuing international growth, we may not be completely aware of the development efforts involved and barriers to entry into foreign markets. As a result, we may incur more expenses than originally anticipated and there is a risk that we may not be successful in expanding internationally. If we are successful in expanding our international footprint, our future results could be materially adversely affected by a variety of uncontrollable and changing factors affecting international operations including, among others, regulatory, social, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and changes in the laws and policies. Furthermore, by expanding our international footprint, our brand value could be harmed by factors outside of our control, including, among other things, difficulties in achieving the consistency of product quality and service compared to our U.S. restaurants and an inability to obtain adequate and reliable supplies of ingredients and products.

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

During 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. Our restaurants are governed by these laws. This legislation mandates menu labeling of certain nutritional aspects of restaurant menu items such as caloric, sugar, sodium, and fat content. There is a risk that consumers’ dining preferences may be impacted by such menu labeling. If we elect to alter our recipes in response to such a change in dining preferences, doing so could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations.

Healthcare reform legislation could have a negative impact on our business.

Certain of the provisions of recent health care legislation that have increased our healthcare costs include the removal of annual plan limits and the mandate that health plans provide 100% coverage on expanded preventative care. In addition, our healthcare costs could increase significantly as the new legislation and accompanying regulations require us to automatically enroll employees in health coverage, potentially cover more variable hour employees than we do currently or pay penalty amounts in the event that employees do not elect our offered coverage. Additionally, minimum employee health care coverage mandated by state or federal legislation could have an adverse effect on our results of operations and financial condition. Although much of the cost of recent healthcare legislation will occur in the future due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs.

We are subject to the risks associated with the food services industry, including the risk that incidents of food-borne illnesses or food tampering could damage our reputation and reduce our restaurant sales.

Our industry is susceptible to the risk of food-borne illnesses. As with any restaurant operation we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by third-party food suppliers and distributors outside of our control and/or multiple locations being affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise that could give rise to claims or allegations on a retroactive basis. Reports in the media or on social media of one or more instances of food-borne illness in one of our Company-owned restaurants, one of our franchise-operated restaurants or in one of our competitor’s restaurants could negatively affect our restaurant sales, force the closure of some of our restaurants and conceivably have a national impact if highly publicized. This risk exists even if it were later determined that the illness had been wrongly attributed to the restaurant. Furthermore, other illnesses could adversely affect the supply of some of our food products and significantly increase our costs. A decrease in guest traffic as a result of these health concerns or negative publicity could materially harm our business, results of operations and financial condition.

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

Although we do contract for utilities in all available states, the costs of these energy-related items will fluctuate due to factors that may not be predictable, such as the economy, current political/international relations and weather conditions. Because we cannot control these types of factors, there is a risk that prices of energy/utility items will increase beyond our current projections and adversely affect our operations.

We could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect our customers’ credit card information or our employees’ personal data.

We rely heavily on information technology to conduct our business, and any material failure or interruption of service could adversely affect our operations. Furthermore, we accept credit and debit card payments in our restaurants. Recently, retailers have experienced actual or potential security breaches in which credit and debit card information may have been compromised, including several highly publicized incidents. Although we take it very seriously and expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. If our guests’ consumer data or our team members’ personal data are compromised, our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties and other remedial costs. In addition, as a franchisor, we are subject to additional reputation risk associated with data breaches that could occur at one of our franchise locations that could potentially harm the Famous Dave’s brand reputation.

We evaluate restaurant sites and long-lived assets for impairment and expenses recognized as a result of any impairment would negatively affect our financial condition and consolidated results of operations.

During fiscal 2015, we recognized asset impairment, lease termination and other closing costs of $1.5 million, which included an asset impairment taken in connection with the sale of our Smithtown, New York restaurant, lease termination reserve costs and the write-off of development costs associated with the cancellation of a potential new restaurant location in North Riverside, Illinois that we ultimately decided not to develop, costs associated with restaurant closures in Eden Prairie, Minnesota and the Richmond, Virginia area, and the closure of our Lombard, Illinois field office (partially offset by recapture of deferred rent credits in fiscal 2016). We also recognized expenses of $8.8 million resulting from the impairment of assets comprising seven Chicago, Illinois area Company-owned restaurants upon entering into agreements for the sale of such restaurants that are reflected as discontinued operations in the Company’s consolidated financial statements. Upon the closing of such sale, we recaptured approximately $1.1 to $1.3 million of deferred rent credits, which partially offset the above referenced impairment charge. We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these estimates change in the future, we may be required to take additional impairment charges for the related assets, which would negatively affect our financial condition and consolidated results of operations. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates.

Pursuant to its authority to designate and issue shares of our stock as it deems appropriate, our board of directors may assign rights and privileges to currently undesignated shares which could adversely affect the rights of existing shareholders.

Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 8, 2016, we had 6,957,628 shares of common stock outstanding.

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

In fiscal 2015, the Company did not open any new Company-owned locations, closed one location and refranchised five additional company-owned restaurants. In fiscal 2014, the Company did not open any new Company owned locations, closed four locations. In fiscal 2013 the Company opened two free-standing, full-service restaurants, one in a 5,000 square foot building constructed by the landlord and the second in a 5,600 square foot prototype building constructed by the Company. In addition to the Company locations, franchisees opened eight full-service restaurants during fiscal 2013 including five conversions, two ground-up free-standing buildings, and one end-cap. Due to the flexibility and scalability of our concept, there are a variety of development opportunities available now and in the future. In 2016, we do not expect to open a Company-owned restaurant.

Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 1 month to 32 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales.

Our Minnesota executive offices are currently located in approximately 28,600 square feet in Minnetonka, Minnesota. Our executive office lease expires November 2018, with two five-year renewal options. The minimum annual rent commitment remaining over the lease term, including renewal options, is approximately $3.8 million. During fiscal 2015, the Company sublet approximately 10,340 square feet to two subtenants. During 2015, our 8,400 square foot office in Lombard, IL was closed and sublet to another tenant. This office lease expires October 2022. The minimum annual rent commitment remaining over the lease term is approximately $715,000.

We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future. The following table sets forth certain information about our existing Company-owned restaurant locations, as of January 3, 2016, sorted by opening date:

	Location	Square Footage	Interior Seats	Owned or Leased		Date Opened/Acquired
1	Roseville, MN (3)	4,800	105	Leased		June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased		September 1996
3	Maple Grove, MN	6,100	146	Leased	(1)	April 1997
4	Highland Park (St. Paul, MN)(3)	5,200	125	Leased		June 1997
5	Stillwater, MN	5,200	130	Leased	(1)	July 1997
6	Apple Valley, MN(3)	3,800	90	Leased	(1)	July 1997
7	Forest Lake, MN(3)	4,500	100	Leased		October 1997
8	Minnetonka, MN	5,500	140	Owned	(2)	December 1997
9	Plymouth, MN(3)	2,100	49	Owned	(2)	December 1997
10	West Des Moines, IA	5,700	150	Leased		April 1998
11	Cedar Falls, IA	5,400	130	Leased		September 1998
12	Bloomington, MN	5,400	140	Leased		October 1998
13	Woodbury, MN	5,900	180	Owned	(2)	October 1998
14	Columbia, MD	7,200	270	Leased		January 2000
15	Annapolis, MD	6,800	219	Leased		January 2000
16	Frederick, MD	5,600	180	Leased		January 2000
17	Woodbridge, VA	6,000	219	Leased		January 2000
18	Addison, IL	5,000	135	Owned	(2)	March 2000
19	North Riverside, IL	4,700	150	Leased		August 2000
20	Sterling, VA	5,800	200	Leased		December 2000
21	Oakton, VA	4,400	184	Leased		May 2001
22	Laurel, MD	5,200	165	Leased		August 2001
23	Orland Park, IL	5,400	158	Leased		June 2002
24	Chantilly, VA	6,400	205	Leased		January 2006
25	Waldorf, MD	6,600	200	Leased		June 2006
26	Coon Rapids, MN	6,300	160	Owned	(2)	December 2006
27	Fredericksburg, VA	6,500	219	Leased		September 2007
28	Owings Mills, MD	6,700	219	Leased		November 2007
29	Bolingbrook, IL	6,600	219	Leased		November 2007
30	Oswego, IL	6,600	219	Leased		December 2007
31	Alexandria, VA	6,600	219	Leased		February 2008
32	Algonquin, IL	6,000	219	Leased		September 2008
33	Brick, NJ	5,200	181	Leased		March 2010
34	May’s Landing, NJ	6,400	237	Leased		March 2010
35	Westbury, NY	6,400	276	Leased		March 2010
36	New Brunswick, NJ	7,200	255	Leased		March 2010
37	Mountainside, NJ	8,800	253	Leased		March 2010
38	Metuchen, NJ	6,200	176	Leased		March 2010
39	Bel Air, MD	6,360	199	Leased		August 2010
40	Falls Church, VA	5,430	169	Leased		August 2011
41	Gainesville, VA	6,000	215	Leased		June 2012
42	Evergreen Park, IL(3)	3,600	90	Leased		November 2012
43	Germantown, MD	5,000	160	Leased		September 2013
44	Timonium, MD	5,600	187	Leased		November 2013

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.

(2)	Restaurant land and building are owned by the Company.

(3)	Counter service restaurant

ITEM 3.	LEGAL PROCEEDINGS

From time-to-time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial position and results of operations. Currently, there are no significant legal matters pending except as described below.

Famous Dave’s of America, Inc.’s (“Famous Dave’s”) filed a complaint on July 14, 2015, against a group of former franchisees in California seeking injunctive relief and damages for: (1) Federal Trademark Infringement; (2) Federal Trademark Dilution; (3) Federal Unfair Competition; (4) Federal Trade Dress Dilution; (5) Trademark Infringement under California Business and Professions Code § 14200; (6) Trademark Dilution under California Business and Professions Code §14200; (7) Common Law Trademark Infringement; (8) Unfair Competition under California Business and Professions Code § 17200; (9) False Advertising; (10) Breach of Contract; (11) Breach of Implied Covenant of Good Faith and Fair Dealing; and (12) Intentional Interference with Contract. The claims stem from the former franchisees breaches of their franchise agreements, including the failure to pay franchise fees and their continued operation of five restaurants utilizing Famous Dave’s intellectual property without authorization. After two defendants in the case, Kurt Schneiter and M Mart 1, filed a demurrer to the Complaint, Famous Dave’s filed an Amended Complaint on October 9, 2015, reasserting the same claims. The case is captioned Famous Dave’s of America, Inc., v. SR El Centro FD, Inc., et al., Case No. BC589329, and is currently pending before the Honorable Elihu M. Berle in the Superior Court of Los Angeles. No trial date has been set. Famous Dave’s intends to vigorously prosecute the lawsuit.

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

	2015		2014
Period	High	Low	High	Low
1st Quarter	$34.72	$24.50	$31.99	$15.01
2nd Quarter	$30.94	$18.22	$34.70	$23.00
3rd Quarter	$20.97	$12.36	$29.67	$23.26
4th Quarter	$12.96	$6.70	$29.98	$23.88

Holders

As of March 8, 2016, we had approximately 330 shareholders of record and approximately 3,433 beneficial shareholders.

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

Stock Performance Graph

Below is a line-graph presentation that compares the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or Peer Group Index constructed by the Company. The following presentation compares the Company’s common stock price for the period from January 2, 2011 through January 3, 2016, to the S&P 500 Stock Index and to the S&P Small Cap Restaurant Index.

The Company has elected to use the S&P Small Cap Restaurant Index in compiling its stock performance graph because it believes the S&P Small Cap Restaurant Index represents a comparison to competitors’ with similar market capitalization to the Company.

The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and S&P Small Cap Restaurants was $100 on January 2, 2011, and that any dividends paid were reinvested in the same security.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Famous Dave’s of America, Inc., the S&P 500 Index,

and S&P Small Cap Restaurants

*

$100 invested on 1/2/11 in stock or index, including reinvestment of dividends. Fiscal year ending January 3, 2016 with previous specific fiscal year ends at January 2, 2011, January 1, 2012, December 30, 2012, December 29, 2013 and December 28, 2014.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Purchases of Equity Securities by the Issuer

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the year ended January 3, 2016, we repurchased 195,899 shares under this program for approximately $5.7 million at an average market price per share of $28.92, excluding commissions. Since the program was adopted in May 2012, we have repurchased all 1.0 million shares for approximately $18.6 million at an average market price per share of $18.57, excluding commissions.

The following table includes information about the stock repurchase program approved on May 1, 2012 for the fiscal year ended January 3, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (December 29, 2014 — January 25, 2015)	—		—	—		195,899	(3)
Month #2 (January 26, 2015 — February 22, 2015)	—		—	—		195,899	(3)
Month #3 (February 23, 2015 — March 29, 2015)	118,210	(2)	30.67	118,210	(2)	77,689	(3)
Month #4 (March 30, 2015 — April 26, 2015)	77,689	(2)	26.26	77,689	(2)	—	(3)
Month #5 (April 27, 2015 — May 24, 2015)	—		—	—		—	(3)
Month #6 (May 25, 2015 — June 28, 2015)	—		—	—		—	(3)
Month #7 (June 29, 2015 — July 26, 2015)	—		—	—		—	(3)
Month #8 (July 27, 2015 — August 23, 2015)	—		—	—		—	(3)
Month #9 (August 24, 2015 — September 27, 2015)	—		—	—		—	(3)
Month #10 (September 28, 2015 — October 25, 2015)	—		—	—		—	(3)
Month #11 (October 26, 2015 — November 22, 2015)	—		—	—		—	(3)
Month #12 (November 23, 2015 — January 3, 2016)	—		—	—		—	(3)

(1)	Excluding commissions.

(2)	Shares purchased under the 1.0 million share publically announced repurchase plan adopted May 1, 2012.

(3)	Reflects the maximum number of shares that may be purchased in the future under the publicly announced share repurchase plan adopted May 1, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

The selected financial data as of and for the fiscal years ended January 3, 2016 (fiscal 2015), December 28, 2014 (fiscal 2014), December 29, 2013 (fiscal 2013), December 30, 2012 (fiscal 2012), and January 1, 2012 (fiscal 2011) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR
($’s in 000’s, except per share data and average weekly sales)	2015(1)	2014	2013	2012	2011
STATEMENTS OF OPERATIONS DATA
Revenue	$114,226	$131,862	$137,282	$138,871	$139,061
Asset impairment and estimated lease termination and other closing costs(2)	($1,520)	($4,517)	($1,181)	($370)	($513)
Income from operations	$2,144	$3,856	$6,584	$5,833	$8,729
Income tax expense	($48)	($732)	($1,697)	($751)	($2,591)
Net income from continuing operations	$1,079	$2,255	$3,949	$4,062	$5,095
Net (loss) income from discontinued operations	($5,463)	$642	$818	$298	$467
Net (loss) income	($4,384)	$2,897	$4,767	$4,360	$5,562
Basic continuing net income per common share	$0.15	$0.31	$0.54	$0.54	$0.64
Basic discontinued net (loss) income per common share	($0.78)	$0.09	$0.11	$0.04	$0.06
Basic net (loss) income per common share	($0.63)	$0.40	$0.65	$0.58	$0.70
Diluted continuing net income per common share	$0.15	$0.31	$0.52	$0.53	$0.62
Diluted discontinued net (loss) income per common share	($0.78)	$0.09	$0.11	$0.04	$0.06
Diluted net (loss) income per common share	($0.63)	$0.40	$0.62	$0.57	$0.68
BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$5,300	$2,133	$1,293	$2,074	$1,148
Total assets	$57,825	$66,677	$75,337	$76,253	$73,839
Long-term debt less current maturities	$12,957	$11,493	$18,924	$22,105	$20,451
Total shareholders’ equity	$22,061	$31,802	$32,791	$33,767	$34,094
OTHER DATA
Restaurant Sales:
Company-owned	$95,475	$113,522	$118,780	$119,613	$121,146
Number of restaurants open at year end:
Company-owned restaurants	44	50	54	53	54
Franchise-operated restaurants	135	139	140	135	133

Total restaurants	179	189	194	188	187
Comparable Sales:
Company-owned comparable store
Sales (decrease) increase (3)	(9.3)%	(5.7)%	(0.7)%	(2.1)%	3.0%
Average weekly sales: (4)
Company-owned restaurants	$44,366	$47,202	$43,656	$36,053	$42,322

(1)	Fiscal 2015 was 53 weeks. All other presented fiscal years consisted of 52 weeks.

(2)

Fiscal 2015 reflects impairment charges for four refranchised restaurants and one closed restaurant, and lease costs for the closed Chicago field office and a cancelled restaurant relocation. Fiscal 2014 reflects non-cash impairment charges for six Company-owned restaurants, two lease restructurings charges at additional Company-owned restaurants and the décor warehouse, the write-off of décor due to a change in operating strategy and closing costs associated with Company owned restaurants. Fiscal 2013 reflects non-cash impairment charges for one Company-owned restaurant, a lease restructuring at another Company-owned restaurant, and residual closing costs for a restaurant relocated in 2013. Fiscal 2012 primarily reflects closing costs for three Company-owned restaurants as well as a lease reserve for one of the closed restaurants. Fiscal 2011 primarily reflects impairment charges for three Company-owned restaurants. One is still operating and two have closed.

(3)	Our comparable store sales includes Company-owned restaurants that are open year round and have been open more than 24 months.

(4)

The Supplemental Sales Information excludes the impact of the seven Chicago restaurants that were refranchised in the first quarter of 2016, with the exception that the seven restaurants are included in the total number of Company-owned restaurants.

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

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of January 3, 2016, there were 179 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, and Canada, including 44 Company-owned restaurants and 135 franchise-operated restaurants. An additional 58 franchise restaurants were committed to be developed through signed area development agreements as of January 3, 2016.

Fiscal Year

Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal years ended January 3, 2016 (fiscal 2015), consisted of 53 weeks while December 28, 2014 (fiscal 2014), and December 29, 2013 (fiscal 2013) consisted of 52 weeks. Fiscal 2016, which ends on January 1, 2017, will consist of 52 weeks.

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

Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees and continuing royalty payments. Currently, our area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to sell that development agreement. Substantially all of these services, which include, but are not limited to, a review of the potential franchisee’s current operations, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

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

Liquor licenses — The Company owns transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated Balance Sheets (see note 3 to our consolidated financial statements) at January 3, 2016 and December 28, 2014. We annually review the liquor licenses for impairment and in fiscal 2015 and 2014 no impairment charges were required to be recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $246,000 and $214,000, at January 3, 2016 and December 28, 2014, respectively. In 2015, the increase in the allowance for doubtful accounts was primarily due to the aging of receivables associated with certain franchisee groups. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

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

We have a licensing agreement for our retail products, with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Based on achievement of the required minimum product sales, the agreement will be in force until April 2020 at which time these levels will be re-evaluated.

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

Salaries, including restaurant-level supervision, bonuses, team member benefits, legal fees, accounting fees, consulting fees, travel, rent, and general insurance are major items in this category. Additionally, we record expenses for Managers in Training (“MITs”) in this category for approximately six weeks prior to a restaurant opening. We also provide franchise services, the revenue from which are included in other revenue and the expenses of which are included in general and administrative expenses.

The following table presents items in our consolidated statements of operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years:(5)

	2015	2014	2013
Food and beverage costs(1)	30.5%	29.5%	30.2%
Labor and benefits(1)	34.1%	32.5%	32.3%
Operating expenses(1)(3)	29.1%	27.8%	25.8%
Restaurant level cash flow margin(1)(4)	6.3%	10.2%	11.7%
Depreciation & amortization (restaurant level)(1)	3.9%	3.9%	3.8%
Asset impairment and estimated lease termination and other closing costs(1)	1.6%	4.0%	1.0%
Pre-opening expenses and net (gain) loss on disposal of property(1)	(2.4)%	0.4%	0.6%
Costs and expenses (restaurant level)(1)	96.8%	98.1%	93.7%
Restaurant level margin(1)(3)	3.2%	1.9%	6.3%
Depreciation & amortization (corporate level)(2)	0.7%	0.6%	0.5%
General and administrative(2)	16.7%	12.1%	13.6%
Total costs and expenses(2)	98.1%	97.1%	95.2%
Income from operations(2)	1.9%	2.9%	4.8%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Restaurant level cash flow margin is equal to taking restaurant sales, net less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

(4)

Restaurant level margin is equal to restaurant level cash flow margins less restaurant level depreciation and amortization, asset impairment and estimated lease termination and other closing costs, pre-opening expenses and net (gain) loss on disposal of property.

(5)

Data regarding our restaurant operations as presented in this table includes sales, costs and expenses associated with our Rib Team, which netted a loss of $7,000, and $54,000 respectively, in fiscal years 2014 and 2013. In fiscal 2015 we did not have any Rib Team operations. Our Rib Team travels around the country introducing people to our brand of barbeque and building brand awareness.

Fiscal Year 2015 Compared to Fiscal Year 2014

Due to the strategic operational changes we initiated during fiscal year 2014 and continued throughout 2015, we are continuing to evaluate and assess various aspects of our business that may impact our budgets and expected financial performance for fiscal 2016. As a result, we believe that it is premature to provide any guidance for fiscal 2016 in this report and have elected not to do so. We will re-assess the advisability of providing guidance in the future commencing with our quarterly report on Form 10-Q for the first fiscal quarter of 2016.

Total Revenue

Total revenue of approximately $114.2 million for fiscal 2015 decreased approximately $17.6 million, or 13.4%, from total revenue of $131.9 in fiscal 2014, reflecting the refranchising of five company-owned restaurants and closure of four Company-owned restaurants as well as a comparable sales decline, partially offset by revenue from the 53rd week of fiscal 2015. Fiscal 2015 consisted of 53 weeks while 2014 consisted of 52 weeks.

Restaurant Sales, net

Restaurant sales for fiscal 2015 were approximately $95.5 million, compared to approximately $113.5 million for fiscal 2014 reflecting a 15.9% decrease. Total restaurant sales reflected the refranchising of five company-owned restaurants, closure of one company-owned restaurant during 2015, and the annualized impact of three restaurants closed at the end of fiscal 2014. During fiscal 2015 there was 9.3% comparable sales decrease which was, on a weighted basis, comprised of a 7.7% comparable sales decrease for dine-in sales, a 2.0% comparable sales decrease for To Go and a 0.4% comparable sales increase for catering.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $17.8 million for fiscal 2015 and $17.4 million for fiscal 2014. The franchise-related revenue reflected three franchise-operated openings and five company-owned restaurants that were refranchised during fiscal 2015 and the impact of the 53rd week. These increases were partially offset by the closure of twelve franchise-operated restaurants in fiscal 2015 and a comparable sales decline of 2.5%. Fiscal 2015 included 7,107 franchise operating weeks, compared to 7,244 franchise operating weeks in fiscal 2014. There were 135 franchise-operated restaurants open at January 3, 2016, compared to 139 at December 28, 2014.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Licensing royalty revenue was approximately $940,000 for fiscal 2015 as compared to $878,000 for fiscal 2014.

Other revenue for fiscal 2015 was approximately $14,000 compared to approximately $76,000 for fiscal 2014. The decrease was primarily due to a decrease in the number of franchise openings and level of assistance provided to the franchisees year over year.

Same Store Net Sales (or Comparable Net Sales)

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for Company-owned restaurants open at least 24 months ended January 3, 2016 decreased 9.3%, compared to fiscal 2014’s decrease of 5.7%. For fiscal 2015 and fiscal 2014, there were 35 and 42 restaurants, respectively, included in the Company-owned 24 month comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2015 decreased 2.5%, compared to fiscal 2014’s comparable same store net sales that were down 2.5%. For fiscal 2015 and fiscal 2014, there were 115 and 117 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Same store net sales for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can whether the extent to which Company-owned restaurant operations is realizing its revenue potential.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales for fiscal 2015 and fiscal 2014:

	Fiscal Years Ended
	January 3,	December 28,
	2016	2014
Average Weekly Net Sales (AWS):
Company-Owned	$42,661	$46,836
Full-Service	$43,330	$47,784
Counter-Service	$37,896	$39,034
Franchise-Operated(1)	$50,202	$51,059

(1)

Same store net sales for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can whether the extent to which Company-owned restaurant operations is realizing its revenue potential.

Food and Beverage Costs

Food and beverage costs for fiscal 2015 were approximately $29.1 million or 30.5% of net restaurant sales compared to approximately $33.5 million or 29.5% of net restaurant sales for fiscal 2014. This increase as a percent of sales was the result of anticipated food contract inflation partially offset by a settlement of a class action lawsuit.

Labor and Benefits Costs

Labor and benefits costs for fiscal 2015 were approximately $32.6 million or 34.1% of net restaurant sales, compared to approximately $36.9 million or 32.5% of net restaurant sales for fiscal 2014. This increase was primarily due to sales deleverage on fixed and management labor costs and in efficiencies in direct labor controls as a result of the implementation of a new labor management system for part of fiscal 2015.

Operating Expenses

Operating expenses for fiscal 2015 were approximately $27.8 million or 29.1% of net restaurant sales, compared to approximately $31.5 million or 27.8% of net restaurant sales for fiscal 2014. This increase was primarily related to sales deleverage on fixed operating costs as well as a year over year increase in repairs and maintenance.

In fiscal 2015, advertising, as a percentage of sales, was approximately 2.6%, compared to fiscal 2014’s percentage at 2.7%. For 2015, the Marketing Fund contribution returned to 1.0% and was 0.75% in fiscal 2014.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2015 and 2014 was approximately $4.5 million and $5.2 million, respectively, and was 3.9% and 3.9%, respectively, of total revenue. The decline in total expense reflects the reduction in total property, equipment and leasehold improvements due to the refranchising or closing of nine restaurants during the current year.

General and Administrative Expenses

General and administrative expenses for fiscal 2015 were approximately $19.0 million or 16.7% of total revenue compared to approximately $15.9 million or 12.1% of total revenue for fiscal 2014. Recurring core general and administrative expenses have decreased year over year. However, these reductions were offset by expenses incurred for professional and consulting fees related to brand development, legal fees, a reserve for obsolete plate ware, and severance costs incurred for the closure of the Chicago office, compounded by revenue deleverage.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for fiscal 2015 and fiscal 2014:

Richmond, VA Area Restaurant Closures

On December 29, 2014, the Company announced the closure of its three underperforming company-owned restaurants located in and around Richmond, Virginia. The associated impairment charges primarily related to the write-off of the book value of the related property, plant and equipment, net of estimated proceeds from the sale of these assets (primarily derived from the sale of real property). Loss before taxes associated with these operations for the year ended December 28, 2014 totaled approximately $187,000.

On December 28, 2014 the remaining book value, were valued at the estimated proceeds from the sale and were recorded as Assets held for sale in the Consolidated Balance Sheet. Two of these properties were sold during the third quarter of fiscal 2015 and the first quarter of 2016, respectively. On January 3, 2016, the remaining property’s fair value was reclassified to property, equipment and leasehold improvements, net because it is not probable that the assets will not be sold in the next 12 months.

2015 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Smithtown, NY	Asset impairment(1)	$935
N. Riverside, IL	Lease termination costs(2)	368
Richmond, VA area restaurants	Costs for closed locations	143
N. Riverside, IL	Site costs-restaurants not opened(3)	122
Chicago, IL field office	Lease termination costs	106
Eden Prairie, MN	Costs for closed restaurants	(42)
Other	Costs for closed locations(4)	(112)

Total for 2015		$1,520

(1)	Asset impairment calculated at June 28, 2015 based upon anticipated sale of Smithtown restaurant, which occurred in the third quarter of 2015.

(2)	Lease termination costs associated with the cancellation of a potential new restaurant location.

(3)	Write-off of failed site preparation costs for two locations the Company decided not to open.

(4)	Includes $191,000 in write-off for closed Lombard, Illinois field office site lease commitment partially offset by an $86,000 recapture of deferred rent credits.

2014 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Richmond, VA area restaurants	Asset impairment(1)	$2,285
May’s Landing, NJ	Asset impairment(1)	766
Two Minneapolis, MN area restaurants	Asset impairment(1)	544
Décor	Asset impairment(2)	342
Des Moines, IA	Asset impairment(1)	226
Salisbury, MD	Restaurant closing costs(3)	187
Décor Warehouse	Lease termination costs(4)	94
Richmond, VA area restaurants	Restaurant closing costs(5)	54
Salisbury, MD	Lease termination costs(6)	19

Total for 2014		$4,517

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

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During fiscal 2015 and 2014, we had $1,000 and $7,000, respectively, of pre-opening expenses which included pre-opening rent and other pre-opening expenses.

Interest Expense

Interest expense was approximately $1.0 million or 0.9% of total revenue for fiscal 2015, and $867,000 or 0.7% of total revenue for fiscal 2014. This year over year increase was the result of the write-off of deferred financing costs related to the December credit facility amendment.

Interest Income

Interest income was approximately $11,000 for fiscal 2015 and $2,000 for fiscal 2014. Interest income reflects interest received on short-term cash and cash equivalent balances as well as on outstanding accounts receivable balances.

Provision for Income Taxes

For fiscal 2015, our tax provision was approximately $48,000, or 4.3% of income before income taxes, compared to the prior year comparable period of approximately $732,000, or 24.5% of income before income taxes. Our effective tax rate for fiscal 2015 reflected year over year change in pre-tax income.

Income or loss from discontinued operations, net of taxes

For fiscal 2015, our loss from discontinued operations totaled approximately $5.5 million, reflecting a $2,000 operating loss combined with an $8.8 million asset impairment charge, offset by a $3.3 million tax benefit. This compares to income of $642,000 from discontinued operations in 2014 reflecting operating income of $1.0 million offset by $367,000 of income tax expense.

Basic and Diluted Net Income Per Common Share

Net income for fiscal 2015 was approximately $1.1 million, or $0.15 per basic share and $0.15 per diluted share, on approximately 6,992,000 weighted average basic shares outstanding and approximately 7,013,000 weighted average diluted shares outstanding, respectively. Net income for fiscal 2014 was approximately $2.3 million, or $0.31 per basic share and $0.31 per diluted share, on approximately 7,199,000 weighted average basic shares outstanding and approximately 7,226,000 weighted average diluted shares outstanding, respectively.

Fiscal Year 2014 Compared to Fiscal Year 2013

Total Revenue

Total revenue of approximately $131.9 million for fiscal 2014 decreased approximately $5.4 million, or 3.9%, from total revenue of $137.3 million in fiscal 2013. Fiscal 2014 and 2013 both consisted of 52 weeks.

Restaurant Sales, net

Restaurant sales for fiscal 2014 were approximately $113.5 million, compared to approximately $118.8 million for fiscal 2013 reflecting a 4.5% decrease. Total restaurant sales reflected a 5.3% comparable sales decrease partially offset by the full year effect of a weighted average price increase of approximately 2.5% during fiscal 2013. This comparable sales decrease was, on a weighted basis, comprised of a 4.7% comparable sales decrease for dine-in sales, a 0.3% comparable sales decrease for catering, and a 0.3% decrease for To Go.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $17.4 million in both fiscal 2014 and in fiscal 2013. The franchise-related revenue reflected the five franchise-operated openings fiscal 2014 and the annualized impact of eight franchise-operated restaurants opened in 2014, a comparable sales decline of 2.5% and a year over year decline in franchise fees. Fiscal 2014 included 7,244 franchise operating weeks, compared to 6,971 franchise operating weeks in fiscal 2013. There were 139 franchise-operated restaurants open at December 28, 2014, compared to 140 at December 29, 2013.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Licensing royalty revenue was approximately $878,000 for fiscal 2014 as compared to $805,000 for fiscal 2013.

Other revenue for fiscal 2014 was approximately $76,000 compared to approximately $311,000 for the comparable period of fiscal 2013. The decrease was primarily due to a decrease in the number of franchise openings year over year and a corresponding decrease in the opening assistance required.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for Company-owned restaurants open at least 24 months ended December 28, 2014 decreased 5.7%, compared to fiscal 2013’s decrease of 0.7%. For fiscal 2014 and fiscal 2013, there were 42 and 43 restaurants, respectively, included in the Company-owned 24 month comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2014 decreased 2.5%, compared to fiscal 2013’s comparable same store net sales which were down 2.9%. For fiscal 2014 and fiscal 2013, there were 117 and 114 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Same store net sales for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can whether the extent to which Company-owned restaurant operations is realizing its revenue potential.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales for fiscal 2014 and fiscal 2013:

	Fiscal Years Ended
	December 28,	December 29,
	2014	2013
Average Weekly Net Sales (AWS):
Company-Owned	$46,836	$49,158
Full-Service	$47,784	$50,338
Counter-Service	$39,034	$39,455
Franchise-Operated(1)	$51,059	$52,136

(1)

Same store net sales for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can whether the extent to which Company-owned restaurant operations is realizing its revenue potential.

Food and Beverage Costs

Food and beverage costs for fiscal 2014 were approximately $33.5 million or 29.5% of net restaurant sales compared to approximately $35.9 million or 30.2% of net restaurant sales for fiscal 2013. This decrease is due to a reduction in discounting and the full year effect of more favorable pricing on some of our food contracts.

Labor and Benefits Costs

Labor and benefits costs for fiscal 2014 were approximately $36.9 million or 32.5% of net restaurant sales, compared to approximately $38.4 million or 32.3% of net restaurant sales for fiscal 2013. This slight increase as a percent of sales was primarily due to sales deleverage of fixed and management labor costs.

Operating Expenses

Operating expenses for fiscal 2014 were approximately $31.5 million or 27.8% of net restaurant sales, compared to approximately $30.6 million or 25.8% of net restaurant sales for fiscal 2013. This increase was primarily related to sales deleverage on fixed operating costs as well as charges incurred for our optimized menu, higher repairs and maintenance, and other operating costs. These increases were partially offset by lower supply costs.

In fiscal 2014, advertising, as a percentage of sales, was approximately 2.6% compared to fiscal 2013’s percentage at 2.4%. The Company decreased the Marketing Fund contribution system-wide to 0.75% for fiscal 2014 and 2013.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2014 and 2013 was approximately $5.2 million and $5.3 million, respectively, and was 3.9% and 3.8%, respectively, of total revenue reflecting prior years capital expenditures and revenue deleverage partially offset by slightly lower fiscal 2013 capital expenditures.

General and Administrative Expenses

General and administrative expenses for fiscal 2014 were approximately $15.9 million or 12.1% of total revenue compared to approximately $18.7 million or 13.6% of total revenue for fiscal 2013. The decrease year over year primarily reflects the results of executive and employee departures during 2014 partially offset by the impact of revenue deleverage.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. Here is a summary of these events for fiscal 2014 and fiscal 2013:

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

Interest Expense

Interest expense was approximately $867,000 or 0.7% of total revenue for fiscal 2014 and $965,000 or 0.7% of total revenue for fiscal 2013. Interest expense was slightly favorable compared to fiscal 2013 primarily due to lower balances on our line of credit, term loan and financing lease obligations.

Interest Income

Interest income was approximately $2,000 for fiscal 2014 and $7,000 for fiscal 2013, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances as well as on outstanding notes receivable and accounts receivable balances.

Provision for Income Taxes

For fiscal 2014, our tax provision was approximately $732,000, or 24.5% of income before income taxes, compared to the fiscal 2013 tax provision of approximately $1.7 million, or 30.0% of income before income taxes. Our effective tax rate for fiscal 2014 reflected year over year change in pre-tax income.

Income or loss from discontinued operations, net of taxes

For fiscal 2014, our income from discontinued operations totaled approximately $642,000 consisting of operating income of $1.0 million from the discontinued operations offset by $367,000 of income tax expense. Fiscal 2013’s income from discontinued operations totaled $818,000 consisting of operating income of $1.5 million from discontinued operations offset by $313,000 of income tax expense.

Basic and Diluted Net Income Per Common Share

Net income for fiscal 2014 was approximately $2.3 million, or $0.31 per basic share and $0.31 per diluted share, on approximately 7,199,000 weighted average basic shares outstanding and approximately 7,226,000 weighted average diluted shares outstanding, respectively. Net income for fiscal 2013 was approximately $3.6 million, or $0.49 per basic share and $0.47 per diluted share, on approximately 7,367,000 weighted average basic shares outstanding and approximately 7,648,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

As of January 3, 2016, our Company held cash and cash equivalents of approximately $5.3 million compared to approximately $2.1 million as of December 28, 2014. Our cash balance primarily reflects net cash flows from operations of $2.0 million, $7.5 million generated from the sales of restaurant assets and décor, and a net borrowing of $3.3 million on the line of credit partially offset by $5.7 million for the repurchase of common stock, including commissions, and the purchases of property, equipment, and leasehold improvements for approximately $3.2 million.

Our current ratio, which measures our immediate short-term liquidity, was 1.18 at January 3, 2016, compared to 1.55 at December 28, 2014. The current ratio is computed by dividing total current assets by total current liabilities. The change in our current ratio was primarily due to the inclusion of $2.2 million of assets held for sale within current assets, comprising the fair value of the property and equipment at one Richmond restaurant closed at the end of the fourth quarter of 2014, sold in the first quarter of 2016, and the fair value of discontinued operations that were sold during the first quarter of 2016. Additionally, there was a year over year increase in the restricted cash, accounts receivable due to the 53rd week in 2016, and a year over year decline in accrued compensation and benefits. These increases in working capital were partially offset by an increase in the current portion of long-term debt. As is true with most restaurant companies, we often operate in a negative working capital environment because we receive cash up front from customers and then pay our vendors on a delayed basis.

Net cash provided by operations for each of the last three fiscal years was approximately $1.9 million in fiscal 2015, $11.1 million in fiscal 2014, and $13.6 million in fiscal 2013. Cash generated in fiscal 2015 was primarily from net income of approximately $1.1 million, depreciation and amortization of approximately $4.5 million, asset impairment, lease reserve and closing costs of $1.5 million. These net increases were partially offset by a $2.3 million gain on the disposal of property, decrease in accrued compensation and benefits of $2.2 million, and an increase in accounts receivable of $1.2 million.

Cash generated in fiscal 2014 was primarily from net income of approximately $2.3 million, depreciation and amortization of approximately $5.2 million, asset impairment, lease reserve and closing costs of $4.5 million, and a $1.2 million increase in other liabilities. These net increases were partially offset by a decrease in accrued compensation and benefits of $1.2 million, a tax benefit for equity awards issued of $1.2 million, and a decrease in accounts payable of $866,000.

Cash outflows in fiscal 2013 were primarily from a net paydown of $2.2 million on our line of credit, the use of approximately $6.8 million for the repurchase of common stock, including commissions, and the purchases of property, equipment, and leasehold improvements for approximately $6.4 million. These net decreases in cash were partially offset by depreciation and amortization of approximately $5.3 million, net income of approximately $3.6 million, an increase in accounts payable of approximately $2.3 million, stock-based compensation of $1.5 million, and an increase in deferred rent of approximately $1.1 million.

Net cash provided by investing activities for fiscal 2015 was approximately $4.3 million. Net cash used for investing activities for fiscal 2014 and 2013 was approximately $1.5 million, and $6.7 million, respectively. In fiscal 2015 we generated $7.5 million from the refranchising of five company-owned restaurants and the sale of real estate for two previously closed restaurants. In fiscal 2014 we used approximately $1.4 million for capital expenditures for remodeling projects and various corporate infrastructure projects. In fiscal 2013, we used approximately $6.4 million for capital expenditures for the construction of two new Company-owned restaurants, continued investments in our existing restaurants, and various corporate infrastructure projects. Additionally, we purchased a liquor license for a new location for $229,000.

Net cash used for financing activities was approximately $3.1 million in fiscal 2015, $9.0 million in fiscal 2014, and $9.6 million in fiscal 2013. In fiscal 2015, we had draws on our line of credit of approximately $27.7 million and had repayments of approximately $24.4 million. The maximum balance on our line of credit during fiscal 2015 was $17.7 million. Additionally, we used approximately $5.7 million to repurchase approximately 195,899 shares of our common stock at an average price of $28.92 per share, including commissions. In fiscal 2014, we had draws on our line of credit of approximately $22.4 million and had repayments of approximately $28.8 million. The maximum balance on our line of credit during fiscal 2014 was $14.9 million. Additionally, we used approximately $2.7 million to repurchase approximately 101,000 shares of our common stock at an average price of $25.72 per share, including commissions. In fiscal 2013 we had draws on our line of credit of approximately $23.9 million and repayments of approximately $26.1 million. The maximum balance on our line of credit during fiscal 2013 was $16.0 million. Additionally, we used approximately $6.8 million to repurchase approximately 379,000 shares of our common stock at an average price of $18.22 per share, including commissions.

On December 11, 2015, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into its First Amendment to the Third Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Company’s Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender (the “Lender”). The Credit Agreement will expire on December 31, 2018 and contains a $3.0 million revolving credit facility (the “Facility”) with a $2.0 million letter of credit sublimit, and a term loan with a maximum balance of $12.0 million (the “Term Loan”). See “Long-Term Debt” under Note 7 of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Principal amounts outstanding under the Facility bear interest at either an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the Credit Agreement as the greater of the Federal Funds Rate plus 1.5% or the Wells Fargo Prime rate. The applicable margin is initially 3.25% for Eurodollar Rate Loans, 1.75% for Base Rate Loans and 0.50% for Commitment Fees, and will thereafter be adjusted based upon the Adjusted Leverage Ratio. The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 2.25% to 3.25% for Eurodollar Rate Loans and from 0.75% to 1.75% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.375% or 0.500% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of January 3, 2016, was 0.375%. Our current weighted average interest rate for the fiscal years ended January 3, 2016 and December 28, 2014 was 2.66% and 2.72%, respectively.

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that have maximum target capital expenditures, cash flow ratios, minimum EBITDA ratios and adjusted leverage ratios.

The Credit Agreement currently provides for up to $2.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At January 3, 2016 we had no borrowings under this Facility, $12.0 million of outstanding principal under the Term Loan, and approximately $1.1 million in letters of credit for real estate locations. As of January 3, 2016, we were in compliance with all of our covenants. The Company was also generally prohibited from making any Restricted Payment (as defined in the Credit Agreement) and from making any Growth Capital Expenditures (as defined in the Credit Agreement) in the fiscal quarter ending December 31, 2015 and, for the subsequent quarters, is prohibited from making Growth Capital Expenditures costing in excess of $2 million in the aggregate during any fiscal year.

Under the terms of the Amendment, the Company is required to pay $150,000 each month commencing after the First Amendment Effective Date as a principal reduction of the term loans and are required to make mandatory principal prepayments in an amount equal to specified percentages of the net cash proceeds of Dispositions (as defined in the First Amendment) based upon the Adjusted Leverage Ratio. These mandatory principal prepayments will be applied first to the term loans and second to any revolving loans then outstanding.

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

Contractual Obligations

(In thousands)

Payments Due by Period (including interest)

	Total	2016	2017	2018	2019		2020	Thereafter
Long Term Debt(1)	$12,756	$2,104	$2,051	$8,601	$—		$—	$—
Financing Leases	3,925	680	700	707	1,838	(2)	—	—
Operating Lease Obligations	123,246	5,530	5,731	5,937	6,034		6,126	93,888

Total	$139,927	$8,314	$8,482	$15,245	$7,872		$6,126	$93,888

(1)	This is variable interest rate debt and the interest expense assumption was based on projected interest rates averaging 2.72% over the term of the loan at January 3, 2016.

(2)	Includes $1.7 million of land to be conveyed at the end of the lease term.

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

Income Taxes

In 2015, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $38.8 million which if not used, will begin to expire in fiscal 2018. This amount may be adjusted when we file our fiscal 2015 income tax returns in 2016.

Recent Accounting Guidance

Recently adopted accounting guidance

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations in Accounting Standard Codification Subtopic 205-20, and requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There are also additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014, with early adoption permitted. We have chosen early adoption of this standard, effective for fiscal year 2014. This had no material impact on fiscal year 2014 income from continuing operations or net income and no impact on fiscal year 2014 earnings per share.

Recent accounting guidance not yet adopted

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-9 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-9 until annual and interim periods beginning on or after December 15, 2017.

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

In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. The standard will become effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. The standard requires companies to apply the guidance retrospectively to all prior periods. The Company does not expect the adoption of this guidance to have a material impact on its combined and consolidated financial statements of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents, investments with original maturities of three months or less when purchased and that are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. The total outstanding long-term debt of all our Company as of January 3, 2016 was approximately $15.1 million, including our line of credit, our term loan with Wells Fargo and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-price purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to manage food commodity risks. We now have secondary, and in some cases tertiary, source suppliers for key items in order to protect the supply chain and to ensure a competitive pricing environment. We believe we have some ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of January 3, 2016, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter ended January 3, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Securities Authorized for Issuance under Equity Compensation Plans

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 330,926 shares of our Company’s common stock remained unreserved and available for issuance at January 3, 2016.

The purpose of the 2015 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of the Company. The 2015 Plan and the 2005 plan have each been approved by the Company’s shareholders. The following table sets forth certain information as of January 3, 2016 with respect to the 2005 Plan and the 2015 Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by shareholders:
2005 Stock Incentive Plan	117,250	$31.25	—
2015 Stock Incentive Plan	369,074	$11.88	330,926

TOTAL	486,324	$15.94	330,926

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

Documents filed as part of this Form 10-K:

Exhibits:

See “exhibit index” on the page following the consolidated financial statements and related footnotes and the signature page to this Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Famous Dave’s of America, Inc.

We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of January 3, 2016 and December 28, 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave’s of America, Inc. and subsidiaries as of January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 18, 2016

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 3, 2016 AND DECEMBER 28, 2014

(in thousands, except per share data)

	January 3, 2016	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,300	$2,133
Restricted cash	1,087	648
Accounts receivable, net	4,677	3,512
Inventories	2,070	2,257
Deferred tax asset	181	1
Prepaid expenses and other current assets	1,671	1,964
Assets held for sale	2,211	13,203

Total current assets	17,197	23,718

Property, equipment and leasehold improvements, net	32,491	39,352

Other assets:
Intangible assets, net	2,902	2,949
Deferred tax asset	4,411	336
Other assets	824	322

	$57,825	$66,677

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$2,193	$1,031
Accounts payable	5,685	5,648
Accrued compensation and benefits	1,390	3,202
Deferred tax liability	101	131
Other current liabilities	3,406	3,548
Liabilities held for sale	1,747	1,780

Total current liabilities	14,522	15,340

Long-term liabilities:
Line of credit	—	5,000
Long-term debt, less current portion	10,200	3,343
Financing lease obligations, less current portion	2,757	3,150
Other liabilities	8,285	8,042

Total liabilities	35,764	34,875

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 6,958 and 7,137 shares issued and outstanding at January 3, 2016 and December 28, 2014 respectively	66	68
Retained earnings	21,995	31,734

Total shareholders’ equity	22,061	31,802

	$57,825	$66,677

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

JANUARY 3, 2016, DECEMBER 28, 2014, AND DECEMBER 29, 2013

(in thousands, except per share data)

	January 3,	December 28,	December 29,
	2016	2014	2013
Revenue:
Restaurant sales, net	$95,475	$113,522	$118,780
Franchise royalty revenue	17,542	17,196	17,104
Franchise fee revenue	255	190	282
Licensing and other revenue	954	954	1,116

Total revenue	114,226	131,862	137,282

Costs and expenses:
Food and beverage costs	29,093	33,478	35,870
Labor and benefits costs	32,553	36,945	38,387
Operating expenses	27,780	31,540	30,622
Depreciation and amortization	4,452	5,183	5,253
General and administrative expenses	19,021	15,906	18,705
Asset impairment and estimated lease termination and other closing costs	1,520	4,517	1,181
Pre-opening expenses	1	7	646
Net (gain) loss on disposal of property	(2,337)	430	34

Total costs and expenses	112,083	128,006	130,698

Income from operations	2,143	3,856	6,584

Other expense:
Interest expense	(1,027)	(867)	(965)
Interest income	11	2	7
Other income (expense), net	—	(4)	20

Total other expense	(1,016)	(869)	(938)

Income before income taxes	1,127	2,987	5,646

Income tax expense	(48)	(732)	(1,697)

Net income from continuing operations	$1,079	$2,255	$3,949
Net (loss) income from discontinued operations, net of taxes	(5,463)	642	818

Net (loss) income	(4,384)	2,897	4,767

Income (loss) income per common share:
Basic net income from continuing operations	$0.15	$0.31	$0.54

Basic net (loss) income from discontinued operations	$(0.78)	$0.09	$0.11

Basic net (loss) income	$(0.63)	$0.40	$0.65

Diluted net income from continuing operations	$0.15	$0.31	$0.52

Diluted net (loss) income from discontinued operations	$(0.78)	$0.09	$0.11

Diluted net (loss) income	$(0.63)	$0.40	$0.62

Weighted average common shares outstanding — basic	6,992	7,199	7,367

Weighted average common shares outstanding — diluted	7,013	7,226	7,648

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED

JANUARY 3, 2016, DECEMBER 28, 2014, AND DECEMBER 29, 2013

(in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance — December 30, 2012	7,514	$73	$1,188	$32,506	$33,767
Exercise of stock options	31	—	(42)	—	(42)
Tax benefit for equity awards issued	—	—	513	—	513
Common stock issued	178	—	383	—	383
Performance shares surrendered to cover payroll taxes incurred	(60)	—	(641)	—	(641)
Repurchase of common stock	(389)	(3)	(4,072)	(3,001)	(7,076)
Stock-based compensation	—	—	1,076	—	1,076
Deferred compensation	—	—	1,595	(1,551)	44
Net income	—	—	—	4,767	4,767

Balance — December 29, 2013	7,274	$70	$—	$32,721	$32,791
Exercise of stock options	24	—	(114)	—	(114)
Tax benefit for equity awards issued	—	—	1,153	24	1,177
Common stock issued, net of cancellations	(4)	(1)	—	—	(1)
Performance shares surrendered to cover payroll taxes incurred	(56)	—	(28)	(1,492)	(1,520)
Repurchase of common stock	(101)	(1)	—	(2,610)	(2,611)
Stock-based compensation	—	—	(1,011)	220	(791)
Deferred compensation	—	—	—	(26)	(26)
Net income	—	—	—	2,897	2,897

Balance — December 28, 2014	7,137	$68	$—	$31,734	$31,802
Tax benefit for equity awards issued	—	—	144	—	144
Common stock issued, net of cancellations	25	—	—	—	—
Performance shares surrendered to cover payroll taxes incurred	(9)	—	—	(215)	(215)
Repurchase of common stock	(195)	(2)	—	(5,670)	(5,672)
Stock-based compensation	—	—	(144)	470	326
Deferred compensation	—	—	—	60	60
Net income	—	—	—	(4,384)	(4,384)

Balance — January 3, 2016	6,958	$66	$—	$21,995	$22,061

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

JANUARY 3, 2016, DECEMBER 28, 2014, AND DECEMBER 29, 2013

(in thousands)

	January 3,	December 28,	December 29,
	2016	2014	2013
Cash flows from operating activities:
Net income from continuing operations	$1,079	$2,255	$3,949
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,452	5,183	5,253
Amortization of deferred financing costs	212	84	69
Net (gain) loss on disposal of property	(2,337)	430	34
Asset impairment and estimated lease termination and other closing costs	1,520	4,517	1,181
Deferred income taxes	(4,255)	(728)	(113)
Deferred rent and net amortization of lease interest assets and liabilities	909	940	1,084
Stock-based compensation	386	(817)	1,502
Tax benefit for equity awards issued	(144)	(1,177)	(513)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(439)	453	(412)
Accounts receivable, net	(1,257)	483	(176)
Inventories	140	(40)	(200)
Prepaid expenses and other current assets	267	531	244
Deposits	9	(27)	(12)
Accounts payable	(305)	(866)	2,348
Accrued compensation and benefits	(2,165)	(1,224)	(788)
Other current liabilities	162	1,229	317
Other liabilities	(38)	31	30
Long-term deferred compensation	(74)	(135)	165

Cash flows (used for) provided by continuing operating activities	(1,878)	11,122	13,962
Cash flows provided by discontinued operating activities	3,862	1,557	1,638

Cash flows provided by operating activities	1,984	12,679	15,600

Cash flows from investing activities:
Proceeds from the sale of restaurant assets and décor	7,502	95	—
Purchases of property, equipment and leasehold improvements	(3,197)	(1,568)	(6,428)
Purchases of intangible assets	—	—	(229)

Cash flows provided by (used for) continuing investing activities	4,305	(1,473)	(6,657)
Cash flows used for discontinued investing activities	(60)	(1,317)	(156)

Cash flows provided by (used) for investing activities	4,245	(2,790)	(6,813)

Cash flows from financing activities:
Proceeds from draws on line of credit	27,700	22,400	23,900
Payments on line of credit	(24,440)	(28,800)	(26,100)
Payments for debt issuance costs	(160)	(40)	(58)
Payments on long-term debt and financing lease obligations	(634)	(981)	(946)
Payments from exercise of stock options	—	(114)	(42)
Tax benefit for equity awards issued	144	1,177	513
Repurchase of common stock	(5,672)	(2,691)	(6,835)

Cash flows used for financing activities	(3,062)	(9,049)	(9,568)

Increase (decrease) in cash and cash equivalents	3,167	840	(781)

Cash and cash equivalents, beginning of year	2,133	1,293	2,074

Cash and cash equivalents, end of year	$5,300	$2,133	$1,293

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business — We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of January 3, 2016, there were 179 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, and Canada, including 44 Company-owned restaurants and 135 franchise-operated restaurants. An additional 58 franchise restaurants were committed to be developed through signed area development agreements as of January 3, 2016.

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

Reclassifications — Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation of discontinued operations (see Note 11).

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

Fiscal year — Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The fiscal year ended January 3, 2016 (fiscal 2015), consisted of 53 weeks while the fiscal years ended December 28, 2014 (fiscal 2014), and December 29, 2013 (fiscal 2013) consisted of 52 weeks. The fiscal year ending January 1, 2017 (fiscal 2016) will consist of 52 weeks.

Cash and cash equivalents — Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured at January 3, 2016 and December 28, 2014. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash and marketing fund — We have a system-wide marketing fund. Company-owned restaurants and franchise-operated restaurants that entered into franchise agreements with the Company after December 17, 2003, are required to contribute a percentage of net sales to the fund that is used for public relations and marketing development efforts throughout the system. These restaurants were required to contribute 1.0% of net sales to this fund during fiscal 2015 and 0.75% of net sales during fiscal 2014. In fiscal 2016, the contribution will remain at 1.0% of net sales. The assets held by this fund are considered restricted and are in an interest bearing account. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets. As of January 3, 2016 and December 28, 2014, we had approximately $1.1 million and $648,000 in this fund, respectively.

Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $246,000 and $214,000, at January 3, 2016 and December 28, 2014, respectively. In fiscal 2015, the increase in the allowance for doubtful accounts was primarily due to delays in collections associated with certain franchises. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations.

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

Liquor licenses — The Company has transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated balance sheets (see Note 3). We annually review the liquor licenses for impairment and in fiscal 2015 and 2014, no impairment charges were recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Debt issuance costs — Debt issuance costs are amortized to interest expense over the term of the related financing. The carrying value of our deferred debt issuance costs, classified in other long-term assets, is approximately $112,000, and $165,000, net of accumulated amortization of $1.0 million and $821,000, as of January 3, 2016 and December 28, 2014, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction overhead and capitalized interest — We capitalize construction overhead costs until the time a building is turned over to operations, which is approximately two weeks prior to opening. In fiscal 2015, we did not capitalize any construction overhead costs and in 2014, and 2013, we capitalized construction overhead costs of approximately $48,000, and $138,000, respectively. These reflect no new restaurant openings or remodel projects during fiscal 2015, two remodel projects taking place in fiscal 2014, and two new restaurant openings during 2013. In fiscal 2015, we did not capitalize any interest costs and in 2014, and 2013, we capitalized interest costs of approximately $7,000 and $30,000, respectively. We depreciate and amortize construction overhead and capitalized interest over the same useful life as leasehold improvements.

Advertising costs — Advertising costs are charged to expense as incurred. Advertising costs were approximately $2.5 million, $3.0 million, and $2.9 million for fiscal years 2015, 2014, and 2013, respectively, and are included in operating expenses in the consolidated statements of operations.

Software implementation costs — We capitalize labor costs associated with the implementation of significant information technology infrastructure projects based on actual labor rates per person including benefits, for all time spent on the implementation of software and are depreciated over 5 years. In fiscal 2015 we did not capitalize any software implementation costs and in 2014 and 2013, we capitalized software implementation costs of $102,000, and $134,000 respectively.

Research and development costs — Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and promotional offerings, recipe enhancements and documentation activities. Research and development costs were approximately $668,000, $468,000, and $388,000, for fiscal years 2015, 2014, and 2013, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses — All start-up and pre-opening costs are expensed as incurred. Pre-opening rent during the build-out period is included in pre-opening expense. In fiscal 2015, 2014, 2013, we had pre-opening expenses of approximately $1,000, $7,000, and $646,000 respectively. The low levels of pre-opening expenses in the recent years are due to not opening any new company-owned restaurants during fiscal 2015 and 2014.

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

Recoverability of property, equipment and leasehold improvements, impairment charges, and exit and disposal costs — We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant site is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value, as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Asset retirement obligation — We recognize a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. The net ARO liability included in other long term liabilities in our consolidated balance sheets was $111,000 and $109,000 at January 3, 2016 and December 28, 2014, respectively.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net income per common share:

	Fiscal Year
(in thousands, except per share data)	2015	2014	2013
Net income per common share — basic:
Net income from continuing operations, net of taxes	$1,079	$2,255	$3,949
Net (loss) income from discontinued operations, net of taxes	(5,463)	642	818

Net (loss) income	(4,384)	2,897	4,767
Weighted average shares outstanding	6,992	7,199	7,367
Net income from continuing operations per common share — basic	$0.15	$0.31	$0.54

Net (loss) income from discontinued operations per common share — basic	$(0.78)	$0.09	$0.11

Net (loss) income per common share — basic	$(0.63)	$0.40	$0.65

Net income per common share — diluted:
Net income from continuing operations, net of taxes	$1,079	$2,255	$3,949
Net (loss) income from discontinued operations, net of taxes	(5,463)	642	818

Net (loss) income	(4,384)	2,897	4,767
Weighted average shares outstanding	6,992	7,199	7,367
Dilutive impact of common stock equivalents outstanding	21	27	281

Adjusted weighted average shares outstanding	7,013	7,226	7,648
Net income from continuing operations per common share — diluted	$0.15	$0.31	$0.52

Net (loss) income from discontinued operations per common share — diluted	$(0.78)	$0.09	$0.11

Net (loss) income per common share — diluted	$(0.63)	$0.40	$0.62

There were 507,000 and 118,000 options outstanding as of January 3, 2016 and December 28, 2014, respectively that were not included in the computation of diluted EPS because they were anti-dilutive. All options outstanding as of December 29, 2013 were included in the computation of diluted earnings per share.

Stock-based compensation — We recognize compensation cost for share-based awards granted to team members and Board members based on their fair values at the time of grant over the requisite service period. Stock options granted to non-employees are marked to market when they vest, and unvested options are marked to market each reporting period. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 9).

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) is classified as cash flows from financing activities. During 2015 and 2014, 464,774 and 190,500 stock options were granted, respectively. There were no stock options granted during fiscal 2013. During 2015, 147,950 stock options were forfeited.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchise arrangements — Initial franchise fee revenue is recognized when we have performed substantially all of our obligations as franchisor. Franchise royalties are recognized when earned.

Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees and continuing royalty payments. Currently, our area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to sell that development agreement. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

Licensing and other revenue — We have a licensing agreement for our retail products, the current term of which expires in April 2020 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue is recorded based on royalties earned by the Company in accordance with our agreement. Licensing revenue for fiscal years 2015, 2014, and 2013 was approximately $940,000, $878,000, and $805,000, respectively.

Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training, information technology setup and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2015, 2014, and 2013 was approximately $14,000, $76,000, and $311,000, respectively. These year over year decreases are a result of fewer franchise-operated restaurant openings as well as a level of assistance we provided during those openings

Recent Accounting Guidance

Recently adopted accounting guidance

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations in Accounting Standard Codification Subtopic 205-20, and requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. There are also additional disclosures required. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014, with early adoption permitted. We have chosen early adoption of this standard, effective for fiscal year 2014. This had no material impact on fiscal year 2014 income from continuing operations or net income and no impact on fiscal year 2014 earnings per share.

Recent accounting guidance not yet adopted

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” The amendments in ASU 2014-9 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-9 until annual and interim

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. The standard will become effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. The standard requires companies to apply the guidance retrospectively to all prior periods. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

(2) INVENTORIES

Inventories consisted approximately of the following at:

(in thousands)	January 3, 2016	December 28, 2014
Small wares and supplies	$1,251	$1,162
Food and beverage	761	1,030
Retail goods	58	65

	$2,070	$2,257

(3) INTANGIBLE ASSETS

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of beginning and ending amounts of intangible assets for the years ended December 28, 2014 and January 3, 2016, respectively, is presented in a table below:

	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
(in thousands)
Balance at December 28, 2014
Lease interest assets	25.1	$1,417	$(230)	$1,187	$(48)	$1,139
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(230)	$2,997	$(48)	$2,949

	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
(in thousands)
Balance at January 3, 2016
Lease interest assets	24.1	$1,417	$(277)	$1,140	$(48)	$1,092
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(277)	$2,950	$(48)	$2,902

(1)	The current portion of lease interest assets are recorded in prepaid expenses and other current assets.

(4) PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net, consisted approximately of the following at:

(in thousands)	January 3, 2016	December 28, 2014
Land, buildings, and improvements	$50,713	$55,628
Furniture, fixtures, and equipment	34,866	36,900
Décor	1,553	1,712
Construction in progress	471	370
Accumulated depreciation and amortization	(55,112)	(55,258)

Property, equipment and leasehold improvements, net	$32,491	$39,352

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

(in thousands)	January 3, 2016	December 28, 2014
Gift cards payable	$1,616	$1,960
Other liabilities	902	526
Sales tax payable	674	751
Deferred franchise fees	134	225
Income taxes payable	40	36
Accrued property and equipment purchases	40	50

	$3,406	$3,548

(6) OTHER LIABILITIES

Other liabilities consisted of the following at:

(in thousands)	January 3, 2016	December 28, 2014
Deferred rent	$7,191	$7,307
Other liabilities	455	164
Asset retirement obligations	111	109
Long term lease reserve	258	—
Long term deferred compensation	258	411
Income taxes payable	12	51

	$8,285	$8,042

(7) CREDIT FACILITY AND DEBT COVENANTS, LONG-TERM DEBT, AND FINANCING LEASE OBLIGATIONS

On December 11, 2015, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into its First Amendment to the Third Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated the Company’s Third Amended and Restated Credit Agreement (the “Third Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender (the “Lender”). The Credit Agreement will expire on December 31, 2018 and contains a $3.0 million revolving credit facility (the “Facility”) with a $2.0 million letter of credit sublimit, and a term loan with a maximum of $12.0 million (the “Term Loan”). See “Long-Term Debt” below.

Principal amounts outstanding under the Facility bear interest at either an adjusted Eurodollar rate plus an applicable margin or at a Base Rate plus an applicable margin. The Base Rate is defined in the Credit Agreement as the greater of the Federal Funds Rate plus 1.5% or the Wells Fargo Prime rate. The applicable margin is initially 3.25% for Eurodollar Rate Loans, 1.75% for Base Rate Loans and 0.50% for Commitment Fees, and will thereafter be adjusted based upon the Adjusted Leverage Ratio. The applicable margin will depend on the Company’s Adjusted Leverage Ratio, as defined, at the end of the previous quarter and will range from 2.25% to 3.25% for Eurodollar Rate Loans and from 0.75% to 1.75% for Base Rate Loans. Unused portions of the Facility will be subject to an unused Facility fee which will be equal to either 0.375% or 0.500% of the unused portion, depending on the Company’s Adjusted Leverage Ratio. Our rate for the unused portion of the Facility as of January 3, 2016, was 0.375%. Our current weighted average interest rate for the fiscal years ended January 3, 2016 and December 28, 2014 was 2.66% and 2.72%, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrower with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrower, among others. The Facility also includes various financial covenants that include maximum target capital expenditures, cash flow ratios, minimum EBITDA ratios and adjusted leverage ratios.

The Credit Agreement currently provides for up to $2.0 million in letters of credit to be used by the Company, with any amounts outstanding reducing our availability for general corporate purchases, and also allows for the termination of the Facility by the Borrower without penalty at any time. At January 3, 2016 we had no borrowings under this Facility, $12.0 million of outstanding principal under the Term Loan, and approximately $1.1 million in letters of credit for real estate locations. As of January 3, 2016, we were in compliance with all of our covenants. The Company was also generally prohibited from making any Restricted Payment (as defined in the Credit Agreement) and from making any Growth Capital Expenditures (as defined in the Credit Agreement) in the fiscal quarter ending December 31, 2015 and, for the subsequent quarters, is prohibited from making Growth Capital Expenditures costing in excess of $2 million in the aggregate during any fiscal year.

Under the terms of the Amendment, the Company is required to pay $150,000 each month commencing after the First Amendment Effective Date as a principal reduction of the term loans and are required to make mandatory principal prepayments in an amount equal to specified percentages of the net cash proceeds of Dispositions (as defined in the First Amendment) based upon the Adjusted Leverage Ratio. These mandatory principal prepayments will be applied first to the term loans and second to any revolving loans then outstanding.

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

Our facility consisted of the following at:

(in thousands)	January 3,	December 28,
	2016	2014
Credit facility — Wells Fargo	$—	$5,000
Less: current maturities	—	—

Long-term credit facility net of current portion	$—	$5,000

Long-Term Debt

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for fiscal years ended January 3, 2016 and December 28, 2014 was 2.77% and 2.12%, respectively. The Company is required to pay $150,000 each month commencing after the First Amendment Effective Date as a principal reduction of the term loans and are required to make mandatory principal prepayments in an amount equal to specified percentages of the net cash proceeds of Dispositions (as defined in the First Amendment) based upon the Adjusted Leverage Ratio. The $150,000 monthly payments are payable until December 31, 2018 at which time the Company will have a balloon payment of approximately $6.8 million plus interest. These mandatory principal prepayments will be applied first to the term loan and second to the revolving credit facility then outstanding.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted approximately of the following at:

(in thousands)	January 3,	December 28,
	2016	2014
Notes Payable — Wells Fargo — minimum monthly installments are $150 until December 31, 2018; at which time we have a balloon payment of approximately $6,750 plus interest at an adjusted Eurodollar rate plus the applicable margin.	$12,000	$4,023
Less: current maturities	(1,800)	(680)

Long-term debt net of current maturities	$10,200	$3,343

Required principal payments on long-term debt are as follows:

(in thousands)
Fiscal Year
2016	$1,800
2017	1,800
2018	8,400

Total	$12,000

Financing Lease Obligation

On March 31, 1999, the Company completed a $4.5 million financing obligation involving three existing restaurants as part of a sale/leaseback transaction. Under this financing, we are obligated to make monthly payments of $56,627 (which increases 4.04% every two years) for a minimum of 20 years. At the end of the 20 year lease term, we may extend the lease for up to two additional five year terms. We also have the option to purchase the leased restaurants on the 20th anniversary of the lease term and between the first and second five year option terms. The option purchase price is the greater of $4.5 million or the fair market value, as defined in the agreement, of the properties at the time the purchase option is exercised. Based upon our continued involvement in the leased property and its purchase option, the transaction has been accounted for as a financing arrangement. Accordingly, the three existing restaurants are included in property, equipment and leasehold improvements, and are being depreciated over a 20 year term. In addition, as the monthly lease payments are made, the obligation will be reduced by the 20 year amortization table.

Financing lease obligations consisted of the following at:

(in thousands)	January 3,	December 28,
	2016	2014
Financing lease — Spirit Financial — monthly installments of $54-$59 – including an interest rate of 9.63%, due in March 2019.	$3,150	$3,501
Less: current maturities	(393)	(351)

Long-term financing lease net of current maturities	$2,757	$3,150

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Required future minimum payments under our financing leases are as follows:

(in thousands)
Fiscal Year
2016	$679
2017	700
2018	707
2019	1,838

Total	$3,924

(8) OPERATING LEASE OBLIGATIONS

We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 1 month to 32 years, including lease renewal options. Of the total operating leases, 14 require percentage rent between 3% and 6% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal year 2015 including rent, common area maintenance costs, real estate taxes and percentage rent, were approximately $7.6 million. In fiscal years 2014 and 2013, the total occupancy lease costs were each approximately $8.6 million. Cash rent expense was approximately $5.8 million, $6.1 million, and $5.9 million, for fiscal years 2015, 2014, and 2013, respectively. Percentage rent was approximately $10,000 , $6,000 , and $17,000 for fiscal years 2015, 2014, and 2013, respectively.

The Company sublet its Chicago field office in 2015 in addition to 10,340 square feet of its corporate office space. It also sublet 2,100 square feet of its corporate office space from December 2009 to August 2013. In 2015, 2014, and 2013, the Company recognized $104,000 , $0 , and $23,000 , respectively, of sublease income which partially offset our total rent expense.

Future minimum lease payments (including reasonably assured renewal options) existing at January 3, 2016 were:

(in thousands)
Fiscal Year
2016	$5,530
2017	5,731
2018	5,937
2019	6,034
2020	6,126
Thereafter	93,888

Total operating lease obligations	123,246
Sublease income	(453)

Total	$122,793

(9) PERFORMANCE SHARES, STOCK OPTIONS, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES

Stock-based Compensation

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 330,926 shares of our Company’s common stock remained unreserved and available for issuance at January 3, 2016. The 2005 Plan prohibits the granting of incentives after May 12, 2015. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

We recognized stock-based compensation expense in our consolidated statements of operations for the years ended 2015, 2014, and 2013, respectively, as follows:

	For the Years Ended
	January 3,	December 28,	December 29,
(in thousands)	2016	2014	2013
Performance Share Programs:
2011 Program(1)(3)	—	(55)	205
2012 Program(1)(4)	—	(761)	297
2013 Program(2)(5)(6)(7)(8)	(169)	(412)	582

Performance Shares and Performance Stock Units	$(169)	$(1,228)	$1,084
Stock Options	459	371	—
Restricted Stock and Restricted Stock Units (8)	—	(73)	405
Director Shares(9)	60	47	117

	$350	$(883)	$1,606

(1)	The 2011 and 2012 Program’s consisted entirely of performance shares.

(2)	The 2013 Program consisted of performance shares and performance stock units.

(3)	Includes the recapture of previously recorded stock-based compensation of approximately $55,000 due to the departure of employees for the year ended December 28, 2014.

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

(6)

Includes the recapture of previously recorded stock-based compensation related to performance shares of approximately $131,000 and performance stock units of approximately $38,000 due to the failure to achieve threshold performance levels for the program as of January 3, 2016.

(7)	Includes a mark-to-market adjustment related to performance stock units of approximately $22,000 for the year ended December 28, 2014.

(8)	Includes the recapture of previously recorded stock-based compensation of approximately $128,000 due to the February 2014 departure of our former CEO for the year ended December 28, 2014.

(9)	Includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the February 2014 departure of our former CEO for the year ended December 28, 2014.

Performance Shares and Performance Stock Units

No shares were issued during fiscal 2015 related to performance share programs. During the first quarter of fiscal 2014, we issued 86,519 shares upon satisfaction of conditions under the 2011 performance share program, representing the achievement of approximately 86.7% of the target payout for this program. Recipients elected to forfeit 30,518 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 56,001 shares.

For fiscal 2011 and 2012, performance under the Company’s performance share programs was measured by

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comparing actual earnings per share to a target earnings per share amount. For fiscal 2013, performance under the Company’s performance share and performance stock unit programs were measured by using Adjusted EBITDA. For these purposes, “Adjusted EBITDA” was defined as income from operations of the Company, plus depreciation, and amortization, non-cash adjustments (such as asset impairment, lease termination and other closing costs) and other non-cash items as approved by the Company’s Compensation Committee. Adjusted EBITDA was subject to adjustment by the Compensation Committee in its sole discretion for non-cash items. The Compensation Committee did not implement an equity incentive program for fiscal 2014. For fiscal 2015 the Compensation Committee implemented an Incentive Stock Option program for employees.

We recognize compensation cost for performance share awards and incentive stock option awards over the requisite service period (i.e. fixed treatment) based on their fair value, which is the closing stock price at the date of grant. Participants in each performance share program are entitled to receive a number of shares of our common stock (“Performance Shares”) based upon the extent to which we achieve the cumulative total of the earnings per share or Adjusted EBITDA goals established by our Compensation Committee for each fiscal year within a three-year performance period (the “Cumulative Adjusted EBITDA Goal”). Receipt of any performance shares is contingent upon us achieving a specified minimum percentage of the Cumulative Adjusted EBITDA Goal (as applicable).

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

At January 3, 2016, the following performance share programs were in progress:

		Target No. of	Estimated Payout of		Minimum	Maximum
		Performance Shares and	Performance Shares and		Cumulative	Payout
Award		Performance Stock Units	Performance Stock Units		Earnings	(as a percent of
Date	Program	(Originally Granted)(1)	(at January 3, 2016)(2)		Goal	target number)
1/8/2013	2013 Program(4)	25,300	—	(3)	*	100.0	%(5)

*	Varies

(1)	Assumes achievement of 100% of the applicable Cumulative EPS Goal or Adjusted EBITDA Goal.

(2)	Net of employee forfeitures.

(3)	No payout will occur as the applicable Cumulative Adjusted EBITDA Goal was not attained.

(4)	This program consists of 15,320 performance shares and 1,480 performance stock units originally granted.

(5)

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors’ Compensation

We recognized Board of Directors’ compensation expense in our consolidated statement of operations for the years ended 2015, 2014, and 2013, respectively, as follows:

	Fiscal Years
(in thousands)	2015	2014	2013
Stock-based compensation(1)(2)(3)(4)(5)	$60	$47	$117
Stock option compensation(6)(7)(8)	69	155	—
Cash compensation	201	358	435

Total Board of Directors’ compensation	$330	$560	$552

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

(5)

Includes the recapture of previously recorded stock-based compensation of approximately $20,000 due to the forfeiture of unvested restricted stock upon the February 2014 resignation of our former CEO, which restricted stock had been awarded as director compensation

(6)

On January 10, 2014, a one-time 20,000 stock option award was granted to Edward H. Rensi upon joining the Board of Directors. The grant to Mr. Rensi vested in five equal installments commencing on the first anniversary of the grant date, of which 16,000 were unvested and forfeited upon his departure of June 18, 2015.

(7)

On May 22, 2014, one-time 20,000 stock option awards were granted to each of Brett D. Heffes and Jonathon Lennon upon their joining the Board of Directors. The grants to Mr. Heffes and Mr. Lennon vest in five equal annual installments commencing on the first anniversary of the grant date and expire ten years from the same date. Mr. Heffes awards were forfeited upon his resignation from the Board of Directors on July 13, 2015.

(8)

On July 28, 2014, a one-time 27,500 stock option award was granted to David J. Mastrocola upon joining the Board of Directors. This award was forfeited upon his resignation from the Board of Directors effective July 14, 2015.

Stock Options

On February 10, 2014, Edward H. Rensi was named Interim Chief Executive Officer by the Company’s Board of Directors. Pursuant to the agreement governing Mr. Rensi’s employment, the Company granted him five-year, 25,000 share stock option. These options vested in two equal installments of 12,500 shares of February 10, 2014 and February 10, 2015. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period. The option will expire one year following Mr. Rensi’s resignation as a director of the Company on July 11, 2015.

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

Effective July 11, 2015, July 13, 2015 and July 15, 2015, Edward H. Rensi, Brett D. Heffes and David Mastrocola, respectively, resigned as members of the Board of Directors, forfeiting any unvested options previously granted to them.

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

Effective January 1, 2016, Adam J. Wright was appointed the Company’s Chief Executive Officer, removing his prior interim title. Pursuant to the agreement governing Mr. Wright’s employment, the Company granted 50,000 stock options. These options will vest in equal monthly installments over a period of two years and expire ten years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period

Other options granted to certain non-officer employees vest in equal annual installments over a period of four years and expire five years from the grant date. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period.

Options granted to certain non-employees in exchange for future services vest in monthly installments over a period of approximately two years and expire five years from the grant date. Expense equal to the current fair value is recognized over the vesting period, with the value being marked to market in each accounting period for any unvested portions of the awards.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Options outstanding at December 30, 2012	102	$6.80
Exercised(1)	(54)	5.92

Options outstanding at December 29, 2013	48	7.77
Granted	191	28.11
Exercised(2)	(43)	7.40

Options outstanding at December 28, 2014	196	27.67
Granted	465	15.75
Canceled, forfeited or expired	(154)	28.07

Options outstanding at January 3, 2016	507	$16.66

Options Exercisable at December 29, 2013	48	$7.77

Options Exercisable at December 28, 2014	18	$17.39

Options Exercisable at January 3, 2016	77	$21.48

(1)	In 2013, option holders elected to forfeit approximately 23,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 31,000 shares.

(2)	In 2014, option holders elected to forfeit approximately 18,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 25,000 shares.

(3)	In 2015, no stock options were exercised.

The following are weighted-average values and assumptions for valuing grants made during fiscal 2015:

Weighted-average fair value of options granted during the year	$4.90
Expected life (in years)	3.3
Expected stock volatility	51.2%
Risk-free interest rate	1.9%

As of January 3, 2016, there was $1.4 million of total unrecognized compensation cost related to stock option arrangements granted under the Company’s stock option plan. The cost is expected to be recognized over a weighted average period of 2.5 years.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at January 3, 2016:

(number outstanding and number exercisable in thousands)

Options Outstanding				Exercisable
Exercise prices	Number outstanding	Weighted- average remaining contractual life in years	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$6.94 - $32.10	507	5.3	$16.66	77	$21.48

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeds the exercise price of the option) exercised during fiscal 2015 was approximately $0. As of January 3, 2016, the aggregate intrinsic value of options outstanding and exercisable was approximately $0.

Restricted Stock Units

On September 11, 2008, the Company made a grant of 25,000 restricted stock units to the Company’s Chief Financial Officer, Diana Purcel, for a grant date fair value of $227,000. These restricted stock units vested in three equal installments on the three, four and five year anniversaries of the grant. Upon the termination of her employment the restricted stock units became issued and outstanding shares six months following her separation from service. The compensation expense for this grant was recognized in equal quarterly installments as general and administrative expense in our consolidated statements of operations through the applicable service period which was completed in the third quarter of fiscal 2013. Ms. Purcel’s employment with the Company terminated effective July 1, 2014.

Employees forfeited 8,622 and 24,685 shares of restricted stock units during fiscal 2015 and 2014, at a price of $25.05 and $26.59 per share, respectively, to cover withholding taxes that were due from the employees at the time that the applicable forfeiture restrictions lapsed.

Common Share Repurchases

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. During the year ended January 3, 2016, we repurchased 195,899 shares under this program for approximately $5.7 million at an average market price per share of $28.92, excluding commissions. Since the program was adopted in May 2012, we have repurchased all of the 1.0 million shares in this authorization for approximately $18.6 million at an average market price per share of $18.57, excluding commissions.

Employee Stock Purchase Plan

Prior to fiscal 2014, the Company maintained an Employee Stock Purchase Plan, which gave eligible team members the option to purchase Common Stock (total purchases in a year could not exceed 10% of a team member’s current year compensation) at 100% of the fair market value of the Common Stock at the end of each calendar quarter. For the fiscal year ended December 29, 2013, there were approximately 2,793 shares purchased, with a weighted average fair value of $14.22 per share. For the fiscal year ended December 29, 2013, the Company did not recognize any expense related to the stock purchase plan due to it being non-compensatory as defined by IRS Section 423. The Company chose to eliminate this program in fiscal 2014.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) RETIREMENT SAVINGS PLANS

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2015, 2014, and 2013 we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Team member contributions were approximately $399,000, $518,000, and $522,000, for fiscal 2015, 2014, and 2013, respectively. The employer match was $58,000, $87,000, and $131,000 for fiscal 2015, 2014, and 2013, respectively. There were no discretionary contributions to the plan in fiscal years 2015, 2014 or 2013.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those team members who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal 2015, 2014, and 2013, we matched 25.0% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

For fiscal years ended January 3, 2016, December 28, 2014 and December 29, 2013, eligible participants contributed approximately $64,000, $99,000 and $129,000 to the Plan and the Company provided matching funds and interest of approximately $35,000, $58,000 and $75,000, net of distributions of approximately $368,000, $418,000 and $187,000, respectively. The distributions were due to executive departures and required distributions in accordance with our Plan. The outstanding deferred compensation balance at January 3, 2016 and December 28, 2014, was approximately $365,000 and $633,000 respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) DISCONTINUED OPERATIONS

On December 14, 2015, Famous Dave’s of America, Inc. and certain of its subsidiaries (collectively, the “Company”) entered into an Asset Purchase Agreement and related Real Estate Purchase Agreement (the “Purchase Agreements”) with Windy City Restaurant Holdings LLC and its affiliate (together, the “Purchaser”) pursuant to which the Company has agreed to sell the assets comprising its seven Chicago, Illinois area Company-owned restaurants located in Addison, Algonquin, Bolingbrook, Evergreen Park, North Riverside, Orland Park and Oswego (collectively, “Purchased Restaurants”) to the Purchaser. As consideration for the purchased assets, which includes the real property on which the Company operates the Purchased Restaurant located in Addison, Illinois, the Purchaser will pay the Company $1.15 million, plus the book value of purchased inventory on the closing date, and will assume specified liabilities of the Company. Included among the assumed liabilities are the Company’s existing leases for the Purchased Restaurants located in Bolingbrook, North Riverside and Orland Park, Illinois. Subsequent to year end, this transaction closed on March 1, 2016.

Under the Purchase Agreements, the Purchaser has also agreed to enter into (i) sublease agreements for the real property on which Purchased Restaurants are located in Algonquin, Evergreen Park and Oswego, Illinois, (ii) franchise agreements for each Purchased Restaurant, and (iii) an Area Development Agreement pursuant to which the Purchaser will agree to use commercially reasonable efforts to develop ten additional Famous Dave’s restaurants in the Chicago metropolitan area market. The Company has agreed to waive its standard initial franchise fee for the Purchased Restaurants and the Company’s standard franchise royalty rates have been reduced as they relate to certain of the Purchased Restaurants for a limited period of time. The Purchaser has further agreed to invest no less than $500,000 in refreshing and improving the Purchased Restaurants pursuant to an agreed upon work schedule no later than one year following the closing. To the extent Purchaser fails to invest such amount within the prescribed timeframe, it will remit the difference to the Company.

In accordance with the Purchase Agreements, the Purchaser has deposited earnest money in the amount of $140,000 with a third party title company. The earnest money will be delivered to the Company, and applied against the purchase price at closing, but is otherwise non-refundable unless the transactions fail to close under certain circumstances set forth in the Purchase Agreements, in which case it may be refunded in whole or in part.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with this agreement, the Company has recorded an $8.8 million impairment charge. Subsequent to the close of this transaction, the Company anticipates recapturing approximately $1.1 to $1.3 million in deferred rent credits. The net assets and liabilities of the Purchased Restaurants that are associated with this transaction are included in assets and liabilities held for sale on the accompanying Consolidated Balance Sheets at January 3, 2016. The carrying value of the assets and liabilities included in the asset sale was as follows (in thousands):

(in thousands)	January 3, 2016	December 28, 2014
Accounts receivable, net	$65	$46
Inventories	344	484
Prepaid expenses and other current assets	30	30

Total current assets	439	560
Property, equipment and leasehold improvements, net	991	10,143

Total assets	$1,430	$10,703

Accounts payable	10	5
Accrued compensation and benefits	96	255
Other current liabilities	389	391

Total current liabilities	495	651
Other liabilities	1,252	1,129

Total liabilities	$1,747	$1,780

The operating results of the Purchased Restaurants for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Interest expense of $28,000, $27,000 and $32,000 were allocated to discontinued operations for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively, based upon the portion of the borrowing base associated with discontinue operations. Income tax (benefit) expense of $(3.3 million), $367,000 and $313,000 for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively have also been allocated to discontinued operations. These adjustments have been made for all periods presented.

	Fiscal Year
(in thousands)	2015	2014	2013
Revenue	$17,002	$17,493	$18,150
(Loss) income from operations	$(8,763)	$1,036	$1,164
(Loss) income from discontinued operations, net of income taxes	$(5,463)	$642	$1,170

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) INCOME TAXES

For financial reporting purposes, income before taxes includes the following components:

	Fiscal Year
(in thousands)	2015	2014	2013
United States	$901	$2,764	$5,297
Foreign	226	223	349

Total	$1,127	$2,987	$5,646

The following table summarizes the income tax (expense) benefit for the last three fiscal years:

	Fiscal Year
(in thousands)	2015	2014	2013
Current:
Federal	$(767)	$(1,264)	$(1,201)
State	(45)	(263)	(397)
Foreign	(87)	(112)	(88)

	(899)	(1,639)	(1,686)

Deferred:
Federal	514	879	(21)
State	337	28	10

	851	907	(11)

Total income tax expense	$(48)	$(732)	$(1,697)

For financial reporting purposes, total income tax benefit (expense) includes the following components:

	Fiscal Year
(in thousands)	2015	2014	2013
Continuing operations	$(48)	$(732)	$(1,697)
Discontinued operations	3,328	(367)	(313)

Total income tax benefit (expense)	$3,280	$(1,099)	$(2,010)

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended January 3, 2016, December 28, 2014, and December 29, 2013, respectively, is presented in the table below:

(in thousands)
Balance at December 30, 2012	$21
Increases attributable to tax positions taken during prior periods	26
Decreases attributable to tax positions taken during prior periods	(4)
Increases attributable to tax positions taken during the current period	2

Balance at December 29, 2013	45
Increases attributable to tax positions taken during prior periods	69
Audit settlements	(19)
Decreases due to lapses of statutes of limitations	(14)

Balance at December 28, 2014	81
Decreases due to lapses of statutes of limitations	(34)

Balance at January 3, 2016	$47

At January 3, 2016, December 28, 2014, and December 29, 2013, there are $47,000, $81,000, and $45,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2015 and 2014, we recognized a benefit related to additional interest and penalties of $(2,000) and $(7,000), respectively. Excluded from the above reconciliation were $5,000, $7,000 and $14,000, of accrued interest and penalties, net of tax benefit, for fiscal 2015, 2014 and 2013, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The preparation of these income tax returns requires the Company to interpret and apply relevant federal and state income tax laws. It is common for federal and state taxing authorities to periodically examine filed tax returns. During these examinations, it is possible for taxing authorities to interpret facts or tax law differently than the Company. As a result, the Company may be required to adjust tax liabilities affecting its effective tax rate. Federal income tax exams have been completed through the 2011 taxable year. Tax years 2011 and forward remain subject to state examination. Tax years 2012 and forward remain subject to federal examination.

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months. These changes may be the result of new audits or the expiration of statutes of limitations and could range up to $34,000 based on current estimates.

Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal years 2015 and 2014, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by assessing the available positive and negative evidence surrounding its recoverability.

At January 3, 2016, it is more likely than not that all deferred tax assets attributable to temporary differences taken on federal and consolidated state income tax returns will be realized based on our consolidated taxable income for fiscal 2015 and fiscal 2014 as well as the expectation that our Company will generate the necessary taxable income in future years. However, there is a portion of deferred tax assets attributable to temporary differences taken on stand-alone state returns and stand-alone state net operating losses and credit carry forwards that are unlikely to be realized due to insufficient future earnings. For these deferred tax assets, the Company has created a valuation allowance listed in the table below. The 2015 net change in valuation allowance is an increase to the valuation allowance in the amount of $177,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	January 3, 2016	December 28, 2014
Deferred tax asset:
Deferred rent	$3,379	$3,352
State net operating loss carry-forwards	1,779	1,607
Financing lease obligation	1,170	1,300
Deferred revenue	476	303
Tax credit carryover	376	330
Stock compensation	344	381
Accrued expenses	284	236
Lease reserve	223	211
Accrued and deferred compensation	151	11
Inventories	10	48
Intangible property basis difference	—	5

Total deferred tax asset	$8,192	$7,784

Deferred tax liability:
Property and equipment basis difference	$(952)	$(4,959)
Inventories	(562)	(614)
Prepaid expenses	(236)	(311)
Accrued expenses	(134)	(55)

Total deferred tax liability	$(1,884)	$(5,939)

Net deferred tax assets	6,308	1,845
Valuation allowance	(1,817)	(1,639)

Total net deferred tax asset	$4,491	$206

In 2015, we had cumulative net operating loss carry-forwards for tax reporting purposes of approximately $38.8 million for state purposes, which if not used, will begin to expire in fiscal 2018.

We made federal income tax payments, net of federal refunds, of $166,000, $369,000, and $577,000 in 2015, 2014 and 2013, respectively. State and foreign income taxes paid by the Company, net of refunds, totaled $232,000, $231,000, and $522,000 in 2015, 2014 and 2013, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2015	2014	2013
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of valuation allowance and federal benefit	5.4	3.2	4.9
Foreign taxes	7.7	3.7	1.6
Tax effect of permanent differences — meals and entertainment	1.4	1.5	0.7
Tax effect of permanent differences — tip credit	17.2	8.1	4.5
Tax effect of permanent differences — other	(0.6)	(1.4)	(0.4)
Tax effect of general business credits	(50.7)	(23.8)	(13.4)
Tax effect of foreign tax credit	(7.7)	(3.7)	(1.6)
Uncertain tax positions	—	—	0.4
Other	(2.4)	2.9	(0.7)

Effective tax rate(1)	4.3%	24.5%	30.0%

(1)	The decrease in the 2015 effective tax rate is primarily due to the small amount of 2015 pre-tax book income.

(13) SUPPLEMENTAL CASH FLOWS INFORMATION

	For the Fiscal Year Ended
(in thousands)	2015	2014	2013
Cash paid for interest, net of capitalized interest	$975	$790	$947
Cash paid for income taxes, net of refunds	$398	$600	$1,099
Non-cash investing and financing activities:
Reclassification of additional paid-in-capital to payroll taxes payable for performance shares issued	$215	$1,520	$641
Accrued property and equipment purchases	$10	$(32)	$134

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) SELECTED QUARTERLY DATA (UNAUDITED)

The following represents selected quarterly financial information for fiscal years 2015 and 2014 (in thousands except per-share data).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	$28,264	$31,397	$32,714	$37,135	$27,880	$33,401	$25,367	$29,929
Income (loss) from operations	$293	$629	$982	$4,035	$1,304	$2,941	$(447)	$(3,748)
Net income (loss) from continuing operations	$99	$258	$548	$2,576	$728	$1,880	$(307)	$(2,460)
Net income (loss) from discontinued operations	$89	$258	$106	$275	$(20)	$143	$(5,636)	$(33)
Basic net income (loss) from continuing operations per common share	$0.02	$0.03	$0.08	$0.36	$0.10	$0.26	$(0.05)	$(0.34)
Basic net income (loss) from discontinued operations per common share	$0.01	$0.04	$0.02	$0.04	$—	$0.02	$(0.81)	$(0.01)
Diluted net income (loss) from continuing operations per diluted share	$0.01	$0.03	$0.08	$0.36	$0.10	$0.26	$(0.04)	$(0.34)
Diluted net income (loss) from discontinued operations per diluted share	$0.01	$0.04	$0.02	$0.04	$—	$0.02	$(0.81)	$(0.01)

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

The Company believes there will not be a material adverse impact as result of the following litigation; Famous Dave’s of America, Inc.’s (“Famous Dave’s”) filed a complaint on July 14, 2015, against a group of former franchisees in California seeking injunctive relief and damages for: (1) Federal Trademark Infringement; (2) Federal Trademark Dilution; (3) Federal Unfair Competition; (4) Federal Trade Dress Dilution; (5) Trademark Infringement under California Business and Professions Code § 14200; (6) Trademark Dilution under California Business and Professions Code §14200; (7) Common Law Trademark Infringement; (8) Unfair Competition under California Business and Professions Code § 17200; (9) False Advertising; (10) Breach of Contract; (11) Breach of Implied Covenant of Good Faith and Fair Dealing; and (12) Intentional Interference with Contract. The claims stem from the former franchisees breaches of their franchise agreements, including the failure to pay franchise fees and their continued operation of five restaurants utilizing Famous Dave’s intellectual property without authorization. After two defendants in the case, Kurt Schneiter and M Mart 1, filed a demurrer to the Complaint, Famous Dave’s filed an Amended Complaint on October 9, 2015, reasserting the same claims. The case is captioned Famous Dave’s of America, Inc., v. SR El Centro FD, Inc., et al., Case No. BC589329, and is currently pending before the Honorable Elihu M. Berle in the Superior Court of Los Angeles. No trial date has been set. Famous Dave’s intends to vigorously prosecute the lawsuit.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) ASSET IMPAIRMENT AND ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS

Restaurant sites that are operating, but have been previously impaired, are reported at the lower of their carrying amount or fair value less estimated costs to sell. The following is a summary of impairment costs for fiscal 2015, fiscal 2014, and fiscal 2013. These costs are included in asset impairment and estimated lease termination and other closing costs in the Consolidated Statements of Operations.

Richmond, VA Area Restaurant Closures

On December 29, 2014, the Company announced the closure of its three underperforming company-owned restaurants located in and around Richmond, Virginia. The associated impairment charges primarily related to the write-off of the book value of the related property, plant and equipment, net of estimated proceeds from the sale of these assets (primarily derived from the sale of real property). Loss before taxes associated with these operations for the year ended December 28, 2014 totaled approximately $187,000.

On December 28, 2014 the restaurants were valued at the estimated proceeds from the sale and were recorded as Assets held for sale in the Consolidated Balance Sheet. Two of these properties were sold during the third quarter of fiscal 2015 and the first quarter of fiscal 2016, respectively. On January 3, 2016, the remaining property’s fair value was reclassified to property, equipment and leasehold improvements, net because it is probable that the assets will not be sold in the next in the next 12 months.

Fiscal 2015 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Smithtown, NY	Asset impairment(1)	$935
N. Riverside, IL	Lease termination costs(2)	368
Richmond, VA area restaurants	Costs for closed locations	143
N. Riverside, IL	Site costs-restaurants not opened(3)	122
Chicago, IL field office	Lease termination costs	106
Eden Prairie, MN	Costs for closed restaurants	(42)
Other	Costs for closed locations(4)	(112)

Total for fiscal 2015		$1,520

(1)	Asset impairment calculated at June 28, 2015 based upon anticipated sale of Smithtown restaurant, which occurred in the third quarter of fiscal 2015.

(2)	Lease termination costs associated with the cancellation of a potential new restaurant location.

(3)	Write-off of failed site preparation costs for two locations the Company decided not to open.

(4)	Includes $191,000 in write-off for closed Lombard, Illinois field office site lease commitment partially offset by an $86,000 recapture of deferred rent credits.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2014 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Amount
Richmond, VA area restaurants	Asset impairment(1)	$2,285
May’s Landing, NJ	Asset impairment(1)	766
Two Minneapolis, MN area restaurants	Asset impairment(1)	544
Décor	Asset impairment(2)	342
Des Moines, IA	Asset impairment(1)	226
Salisbury, MD	Restaurant closing costs(3)	187
Décor Warehouse	Lease termination costs(4)	94
Richmond, VA area restaurants	Restaurant closing costs(5)	54
Salisbury, MD	Lease termination costs(6)	19

Total for fiscal 2014		$4,517

(1)

Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for these restaurants. The remaining asset balances can be recovered through sale or transferred to other restaurants.

(2)	Change in strategy regarding décor resulted in the impairment of the décor located in the company’s restaurants.

(3)	Write-off of obsolete restaurant equipment.

(4)	Lease termination costs associated with closure of the décor warehouse.

(5)	Costs associated with anticipated future closures.

(6)	Lease termination costs associated with closure of the restaurant, net of deferred rent credits.

Fiscal 2013 Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurant	Reason	Amount
Salisbury, MD	Asset impairment(1)	$943
Oakton, VA	Lease termination fee(2)	200
Gaithersburg, MD	Costs for closed restaurants(3)	38

Total for fiscal 2013		$1,181

(1)	Based on the Company’s assessment of expected cash flows, an asset impairment charge was recorded for this restaurant. The remaining balance can be transferred to other restaurants.

(2)	Lease costs associated with terminating lease for this restaurant.

(3)	The Company incurred various costs for this restaurant which closed at the end of its natural lease term.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below reflects the change in our reserve for lease termination costs for fiscal 2015 and 2014:

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended January 3, 2016
Reserve for lease termination costs	$16.0	286.2	(69.3)	$232.9

Year ended December 28, 2014
Reserve for lease termination costs	$—	116.0	(100.0)	$16.0

Year ended December 29, 2013
Reserve for lease termination costs	$—	—	—	$—

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

The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximates fair value based on current interest rates and short-term maturities. The carrying amount of accounts receivable approximates fair value due to the short term nature of accounts receivable. The carrying amount of the line of credit and long-term debt approximates fair value due to the variable interest rates charged on the line of credit and long-term debt.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table (in thousands) summarizes the assets held for sale and the performance stock units measured at fair value in our consolidated balance sheet as of January 3, 2016 and December 28, 2014:

	Level 1	Level 2	Level 3	Total
Balance at January 3, 2016
Assets
Assets Held for Sale	$—	$1,431	$780	$2,211
Property and Equipment, net	$—	$—	$507	$507

Balance at December 28, 2014
Assets
Assets Held for Sale	$—	$—	$2,500	$2,500
Property and Equipment, net	$—	$—	$648	$648
Liabilities
Performance Stock Units	$38	$—	$—	$38

Assets Held for Sale recorded at fair value were valued based upon a Real Estate Broker’s Estimate of Value for the properties (Level 3) or negotiated sale price (Level 2). Property and Equipment, net, recorded at fair upon Broker’s Estimate of Value or estimated discounted future cash flows (Level 3). These assets have been net realizable value based upon the decision to dispose of the property.

The performance stock units are measured on a recurring basis and classified as other long-term liabilities on our balance sheet.

(18) VARIABLE INTEREST ENTITIES

Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. The Company has an installment agreement with one of its franchisees as the result of refranchising its Lincoln Nebraska restaurant. This franchisee is a VIE, however, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On August 11, 2015, the Company entered into an agreement to sell its Greenwood, Indiana and Florence, Kentucky restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of January 3, 2016, the amount of the future lease payments for which the company would be liable in the event of a default are approximately $600,000. An accrual related to any future obligation was not considered necessary at January 3, 2016 as the Company has determined the fair value of this guarantee was zero; therefore there was no indication that the purchasers would not be able to pay the required lease payments. This franchisee is a VIE, however, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) RELATED PARTY TRANSACTIONS

Adam J. Wright currently serves as our Chief Executive Officer and a director of the Company and has been nominated for re-election at the Annual Meeting. Mr. Wright’s brother, Michael B. Wright, owns and controls Famous Products, Inc., a corporation that licenses a line of retail products from the Company, including sauces, rubs, marinades and seasonings, pursuant to a licensing agreement with a current term that expires in April 2020 and is subject to renewal options of five years, contingent upon the licensee’s attainment of identified minimum product sales levels. The Company received licensing revenue from Famous Products, Inc. under the agreement of approximately $940,000, $878,000 and $805,000 for fiscal years 2015, 2014 and 2013, respectively. Michael B. Wright also owns DTSG, Inc., a corporation that owns or controls five franchised Famous Dave’s restaurants. DTSG, Inc. paid an aggregate of approximately $678,000, $710,000 and $640,000 in franchise royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund for fiscal years 2015, 2014 and 2013, respectively.

Anand D. Gala currently serves as a director of the Company and has been nominated for re-election at the Annual Meeting. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations. As a Company franchisee, Gala Holdings International paid approximately $2.1 million in franchise royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund for the Company’s 2015 fiscal year. Approximately $223,000 associated with royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund is included in accounts receivable at January 3, 2016.

(20) SUBSEQUENT EVENTS

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the financial statements except as noted below.

On February 12, 2016 the Company completed the sale of one of its two properties in the Richmond, Virginia area, receiving net proceeds of approximately $1.1 million, resulting in a net gain on the sale of approximately $200,000.

On March 1, 2016 the Company completed its refranchising of seven Chicago, Illinois area Company-owned restaurants located in Addison, Algonquin, Bolingbrook, Evergreen Park, North Riverside, Orland Park and Oswego (collectively, “Purchased Restaurants”) to the Purchaser, Windy City, LLC. As consideration for the Purchased Restaurants, which includes the real property on which the Company operates a Purchased Restaurant, located in Addison, Illinois, the Purchaser will pay the Company $1.15 million, plus the book value of purchased inventory on the closing date, and will assume specified liabilities of the Company. Included among the assumed liabilities are the Company’s existing leases for the Purchased Restaurants located in Bolingbrook, North Riverside and Orland Park, Illinois. During the first quarter of fiscal 2016, the Company anticipates recapturing approximately $1.1 to $1.3 million in deferred rent credits subsequent to the close of this transaction.

In conjunction with that agreement, the Company entered into lease assignment agreements for three of the locations and entered into sublease agreements relating to three other locations with the respective purchasers and landlords, releasing the Company of its obligations except in the event of default by the purchasers of the sublease agreements. As of March 1, 2016, the amount of the future lease payments for which the company would be liable in the event of a default are approximately $2.2 million. An accrual related to any future obligation was not considered necessary at March 1, 2016 as there was no indication that the purchasers would not be able to pay the required lease payments.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended December 29, 2013:
Allowance for doubtful accounts	$236.3	$7.3	$(171.1)	$72.5
Reserve for corporate severance	$120.2	$348.1	$(385.0)	$83.3

Year ended December 28, 2014:
Allowance for doubtful accounts	$72.5	$274.1	$(132.2)	$214.4
Reserve for lease termination costs	$—	$116.0	$(100.0)	$16.0
Reserve for corporate severance	$83.3	$931.1	$(653.8)	$360.6

Year ended January 3, 2016:
Allowance for doubtful accounts	$214.4	$295.9	$(264.6)	$245.7
Reserve for lease termination costs	$16.0	$286.2	$(69.3)	$232.9
Reserve for corporate severance	$360.6	$221.0	$(561.5)	$20.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: March 18, 2016	By:	/s/ Adam J. Wright
Adam J. Wright
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Richard A. Pawlowski
Richard A. Pawlowski
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ John P. Beckman
John P. Beckman
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 18, 2016 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/ Adam J. Wright	Chief Executive Officer and Director
Adam J. Wright

/s/ Anand D. Gala	Director
Anand D. Gala

/s/ Joseph M. Jacobs	Director
Joseph M. Jacobs

/s/ Jonathan P. Lennon	Director
Jonathan P. Lennon

/s/ Richard A. Shapiro	Director
Richard A. Shapiro

/s/ Patrick D. Walsh	Director
Patrick D. Walsh

/s/ Bryan L. Wolff	Director
Bryan L. Wolff

EXHIBITS

Exhibit No.		Description

3.1		Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2

Amendment to Articles of Incorporation dated May 31, 1996, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2/A (File No. 333-10675) filed with the Securities and Exchange Commission on October 1, 1996

3.3	*	Second Amended and Restated Bylaws, as amended by Amendment Nos. 1 and 2

10.1

Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2		Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2008

10.3		Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008

10.4

Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 4, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 9, 2010

10.5

Letter amendment dated February 1, 2011, to the Second Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.11 to Form 10-K filed March 18, 2011

10.6

First Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 5, 2011, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2011

10.7

Second Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated November 1, 2012, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 2, 2012

10.8

Third Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 14, 2013, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 14, 2013

10.9		Fourth Amendment to the Second and Amended Restated Credit Agreement, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2014

10.10

Third Amended and Restated Credit Agreement dated May 8, 2015 by and among Wells Fargo Bank, National Association, Famous Dave’s of America, Inc. and certain subsidiaries of Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 8, 2015

10.11

Forbearance Agreement dated as of November 5, 2015 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 6, 2015

EXHIBITS

Exhibit No.	Description

10.12

First Amendment to Forbearance Agreement dated as of December 2, 2015 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 4, 2015

10.13

First Amendment to Third Amended and Restated Credit Agreement dated as of December 11, 2015 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s RIBS, Inc., Famous Dave’s RIBS-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 11, 2015

10.14	Amended and Restated 2005 Stock Incentive Plan (as amended through January 21, 2013) incorporated by reference to Exhibit 10.6 to Form 10-K filed March 15, 2013

10.15	Form of Director Restricted Stock Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-K filed March 13, 2015

10.16	Form of Director Restricted Stock Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-K filed March 13, 2015

10.17	Famous Dave’s of America, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 8, 2015

10.18	Amendment No. 1 to 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 31, 2015

10.19	Amendment No. 2 to 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 6, 2015

10.20	Form 2013 – 2015 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 8, 2013

10.21	Stock Option Agreement dated February 10, 2014 between Famous Dave’s of America, Inc. and Edward H. Rensi, incorporated by reference to Exhibit 10.36 to Form 10-K filed March 14, 2014 †

10.22	Employment Letter dated February 10, 2014 between Famous Dave’s of America, Inc. and Edward H. Rensi, incorporated by reference to Exhibit 10.35 to Form 10-K filed March 14, 2014

10.23	Stock Option Agreement dated February 10, 2014 between Famous Dave’s of America, Inc. and Edward H. Rensi, incorporated by reference to Exhibit 10.36 to Form 10-K filed March 14, 2014

10.24	Employment Letter dated May 19, 2014 between Famous Dave’s of America, Inc. and Richard A. Pawlowski, incorporated by reference to Exhibit 10.22 to Form 10-K filed March 13, 2015

10.25	Stock Option Agreement dated June 2, 2014 between Famous Dave’s of America, Inc. and Richard A. Pawlowski, incorporated by reference to Exhibit 10.23 to Form 10-K filed March 13, 2015

10.26	Stock Option Agreement dated January 15, 2015 between Famous Dave’s of America, Inc. and Edward H. Rensi, incorporated by reference to Exhibit 10.24 to Form 10-K filed March 13, 2015

10.27	Employment Agreement entered into on August 3, 2015 between Famous Dave’s of America, Inc. and Abelardo Ruiz, incorporated by reference to Exhibit 10.l to Form 8-K filed August 7, 2015

10.28	Severance Agreement dated August 17, 2015 between Famous Dave’s of America, Inc. and Richard A. Pawlowski, incorporated by reference to Exhibit 10.l to Form 8-K filed August 21, 2015

EXHIBITS

Exhibit No.		Description

10.29	*	Stock Option Agreement dated August 31, 2015 between Famous Dave’s of America, Inc. and Abelardo Ruiz

10.30		Form of Indemnification Agreement between Famous Dave’s of America, Inc. and each of its directors and officers, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 6, 2015

10.31		Schedule of directors and officers subject to Indemnification Agreements in the form of Exhibit 10.30, incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 6, 2015

10.32		Employment Agreement dated effective January 1, 2016 between Famous Dave’s of America, Inc. and Adam J. Wright, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 4, 2016

10.33	*	Stock Option Agreement dated January 1, 2016 between Famous Dave’s of America, Inc. and Adam J. Wright

10.34	*	Employment Agreement dated February 12, 2016 between Famous Dave’s of America, Inc. and Alfredo V. Martel

21.0	*	Subsidiaries of Famous Dave’s of America, Inc.

23.1	*	Consent of Grant Thornton LLP

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith