Form 10-Q
period 2016-04-03
FAMOUS DAVES OF AMERICA INC
filed 2016-05-18
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2016

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

As of May 16, 2016, 6,957,628 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 3, 2016 AND JANUARY 3, 2016

(in thousands, except per share data)

	April 3, 2016 (Unaudited)	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,600	$5,300
Restricted cash	1,202	1,087
Accounts receivable, net	5,028	4,677
Inventories	1,860	2,070
Deferred tax assets	181	181
Prepaid expenses and other current assets	1,776	1,671
Assets held for sale	—	2,211

Total current assets	17,647	17,197

Property, equipment and leasehold improvements, net	31,895	32,491

Other assets:
Intangible assets, net	2,890	2,902
Deferred tax assets	4,411	4,411
Other assets	891	824

	$57,734	$57,825

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligation	$10,352	$2,193
Line of credit	1,855	—
Accounts payable	6,097	5,685
Accrued compensation and benefits	1,586	1,390
Deferred tax liabilities	101	101
Other current liabilities	4,024	3,406
Liabilities held for sale	—	1,747

Total current liabilities	24,015	14,522

Long-term liabilities:
Long-term debt, less current portion	—	10,200
Financing lease obligation, less current portion	2,653	2,757
Other liabilities	8,228	8,285

Total liabilities	34,896	35,764

Shareholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 6,958 shares issued and outstanding at April 3, 2016 and January 3, 2016, respectively	66	66
Retained earnings	22,772	21,995

Total shareholders’ equity	22,838	22,061

	$57,734	$57,825

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

APRIL 3, 2016 AND MARCH 29, 2015

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3,	March 29,
	2016	2015
Revenue:
Restaurant sales, net	$18,992	$23,743
Franchise royalty revenue	4,165	4,331
Franchise fee revenue	135	5
Licensing and other revenue	248	185

Total revenue	23,540	28,264

Costs and expenses:
Food and beverage costs	6,023	7,174
Labor and benefits costs	6,853	7,986
Operating expenses	5,709	6,701
Depreciation and amortization	981	1,179
General and administrative expenses	3,775	4,849
Asset impairment and estimated lease termination and other closing costs	8	95
Pre-opening expenses	—	1
Net gain on disposal of property	(204)	(23)

Total costs and expenses	23,145	27,962

Income from operations	395	302

Other expense:
Interest expense	(178)	(201)
Interest income	1	5
Other expense, net	—	(2)

Total other expense	(177)	(198)

Income before income taxes	218	104

Income tax (expense) benefit	(69)	4

Net income from continuing operations	149	108
Net income from discontinued operations, net of tax	681	89

Net income	$830	$197

Basic net income per common share from continuing operations	$0.02	$0.02

Basic net income per common share from discontinued operations	$0.10	$0.01

Basic net income per common share	$0.12	$0.03

Diluted net income per common share from continuing operations	$0.02	$0.02

Diluted net income per common share from discontinued operations	$0.10	$0.01

Diluted net income per common share	$0.12	$0.03

Weighted average common shares outstanding — basic	6,948	7,107

Weighted average common shares outstanding — diluted	6,958	7,131

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

APRIL 3, 2016 AND MARCH 29, 2015

(in thousands)

(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$149	$108
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	981	1,179
Asset impairment and estimated lease termination and other closing costs	8	95
Net gain on disposal of property	(204)	(23)
Amortization of deferred financing costs	9	23
Deferred rent	192	224
Stock-based compensation	(54)	208
Tax benefit for equity awards issued	—	(153)
Changes in operating assets and liabilities:
Restricted cash	(115)	130
Accounts receivable, net	(428)	(1,155)
Inventories	210	96
Prepaid expenses and other current assets	(105)	(827)
Accounts payable	240	46
Accrued compensation and benefits	107	(1,973)
Other current liabilities	329	(132)
Other liabilities	(18)	—
Long-term deferred compensation	—	(74)

Cash flows provided by (used for) continuing operating activities	1,301	(2,228)
Cash flows (used for) provided by discontinued operating activities	(785)	107

Cash flows provided by (used for) operating activities	516	(2,121)

Cash flows used for investing activities:
Proceeds from the sale of assets	1,053	—
Purchases of property, equipment and leasehold improvements	(129)	(361)

Cash flows provided by (used for) continuing investing activities	924	(361)
Cash flows provided by (used for) discontinued investing activities	1,150	(67)

Cash flows provided by (used for) investing activities	2,074	(428)

Cash flows used for financing activities:
Proceeds from line of credit	1,855	9,200
Payments on line of credit	—	(3,200)
Payments on long-term debt and financing lease obligation	(2,145)	(250)
Tax benefit for equity awards issued	—	153
Repurchase of common stock	—	(3,480)

Cash flows (used for) provided by financing activities	(290)	2,423

Increase (decrease) in cash and cash equivalents	2,300	(126)

Cash and cash equivalents, beginning of period	5,300	2,133

Cash and cash equivalents, end of period	$7,600	$2,007

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of April 3, 2016, there were 178 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada, and United Arab Emirates, including 37 company-owned restaurants and 141 franchise-operated restaurants. An additional 64 franchise restaurants were committed to be developed through signed Area Development Agreements as of April 3, 2016.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of April 3, 2016 and January 3, 2016 and for the three month periods ended April 3, 2016 and March 29, 2015, respectively. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2016 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three months ended April 3, 2016 are not necessarily indicative of the results to be expected for the full year.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended
(in thousands, except per share data)	April 3, 2016	March 29, 2015
Net income per common share — basic:
Net income from continuing operations, net of taxes	$149	$108
Net income from discontinued operations, net of taxes	681	89

Net income	830	197
Weighted average shares outstanding	6,948	7,107
Net income from continuing operations per common share — basic	$0.02	$0.02

Net income from discontinued operations per common share — basic	$0.10	$0.01

Net income per common share — basic	$0.12	$0.03

Net income per common share — diluted:
Net income from continuing operations, net of taxes	$149	$108
Net income from discontinued operations, net of taxes	681	89

Net income	830	197
Weighted average shares outstanding	6,948	7,107
Dilutive impact of common stock equivalents outstanding	10	24

Adjusted weighted average shares outstanding	6,958	7,131
Net income from continuing operations per common share — diluted	$0.02	$0.02

Net income from discontinued operations per common share — diluted	$0.10	$0.01

Net income per common share — diluted	$0.12	$0.03

There were 439,000 options outstanding as of April 3, 2016 that were not included in the computation of diluted EPS because they were anti-dilutive. All options outstanding as of March 29, 2015 were included in the computation of diluted earnings per share.

(3) Restricted Cash and Marketing Fund

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of April 3, 2016 and January 3, 2016. We had approximately $1.2 million and $1.1 million in this fund as of April 3, 2016 and January 3, 2016, respectively.

(4) Allowance for Doubtful Accounts

Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $319,000 and $246,000, at

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2016 and January 3, 2016, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

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

A reconciliation of beginning and ending amounts of intangible assets at April 3, 2016 and January 3, 2016, respectively, are presented in the table below:

	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
(in thousands)
Balance at April 3, 2016
Lease interest assets	23.8	$1,417	$(289)	$1,128	$(48)	$1,080
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(289)	$2,938	$(48)	$2,890

	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
(in thousands)
Balance at January 3, 2016
Lease interest assets	24.1	$1,417	$(277)	$1,140	$(48)	$1,092
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(277)	$2,950	$(48)	$2,902

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Credit Facility, Long-Term Debt and Debt Covenants

On December 11, 2015, the Company and certain of its subsidiaries (collectively known as the “Borrower”) entered into a First Amendment to the Third Amended and Restated Credit Agreement dated May 8, 2015 (as amended by the First Amendment, the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and lender (the “Lender”). The Credit Agreement will mature on December 31, 2018 and contains a $3.0 million revolving credit facility (the “Facility”) with a $2.0 million letter of credit sublimit, and a term loan with a maximum of $12.0 million (the “Term Loan”). At April 3, 2016, the principal amount outstanding under the Facility and the Term Loan was $1.9 million and $9.9 million, respectively, along with approximately $1.1 million in letters of credit for real estate locations. The Credit Agreement allows for termination by the Borrower without penalty at any time. Under the Credit Agreement, the Borrowers have granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s Adjusted Leverage Ratio at the end of the previous quarter. For the three months ended April 3, 2016 and March 29, 2015, our weighted average interest rate for the Facility was 3.68% and 2.76%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at April 3, 2016.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the three months ended April 3, 2016 and March 29, 2015 was 3.67% and 2.18%, respectively.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the customary affirmative and negative covenants, please refer to the full text of the Third Amended and Restated Credit Agreement dated May 8, 2015 filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 29, 2015, which was filed on May 8, 2015 and the First Amendment to the Credit Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K, which was filed on December 11, 2015.

We were in compliance with all covenants of the Credit Agreement for the quarter ended April 3, 2016 except for two financial covenants: Consolidated Cash Flow Ratio and minimum Adjusted EBITDA.

For the quarter ended April 3, 2016 the Consolidated Cash Flow Ratio was 1.02:1.00, which is less than the minimum Consolidated Cash Flow Ratio permitted by the Credit Agreement of 1.15:1.00. For the quarter ended April 3, 2016, our Adjusted EBITDA was $1.0 million, which is less than the minimum Adjusted EBITDA permitted by the Credit Agreement of $1.8 million for this quarter.

It is an Event of Default under the Credit Agreement if Borrowers fail to comply with either the Consolidated Cash Flow Ratio or minimum Adjusted EBITDA covenant or any other covenant. Upon an Event of Default, the Lender has the right to declare the unpaid principal amount of all outstanding loans; all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other loan document to be immediately due and payable, as well as to exercise its other rights as a secured creditor. In addition, we are prohibited under the Credit Agreement from making dividends or distributions from one Borrower to another Borrower and purchasing common stock pursuant to a board-approved stock purchase program.

On May 16, 2016, the Borrowers and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising its rights and remedies under the Credit Agreement relating to the existing defaults during a Forbearance Period ending June 11, 2016 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the Forbearance Agreement. Under the Forbearance Agreement, we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement. During the Forbearance Period, we intend to closely manage our expenses and cash balances to prevent a working capital shortfall. At May 16, 2016, the principal amount outstanding under the Facility was $11.7 million, along with approximately $1.1 million in letters of credit for real estate locations. As of April 3, 2016, the Company had $7.6 million in cash and cash equivalents.

During the Forbearance Period, we intend to seek an amendment to or restructuring of the Credit Agreement. As a result of the Events of Default at April 3, 2016 and given the length of the Forbearance Period, all outstanding obligations under the Credit Agreement were classified as current liabilities.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	April 3, 2016	January 3, 2016
Gift cards payable	$1,432	$1,616
Other liabilities	890	869
Accrued real estate taxes	574	33
Sales tax payable	535	674
Income tax payable	233	40
Deferred franchise fees	212	134
Accrued property and equipment purchases	148	40

	$4,024	$3,406

(8) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	April 3, 2016	January 3, 2016
Deferred rent	$7,350	$7,191
Other liabilities	375	455
Long term lease reserve	208	258
Long term deferred compensation	168	258
Asset retirement obligations	111	111
Income taxes payable	16	12

	$8,228	$8,285

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 277,676 shares of our Company’s common stock remained unreserved and available for issuance at April 3, 2016. The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

We recognized stock-based compensation expense in our consolidated statements of operations for the three months ended April 3, 2016 and March 29, 2015, respectively, as follows:

	Three Months Ended
	April 3,	March 29,
(in thousands)	2016	2015
Performance Shares and Performance Stock Units-2013 Program(1)	$—	$28
Stock Options(2)	(69)	172
Restricted Stock and Restricted Stock Units	15	15

	$(54)	$215

(1)	The 2013 Program’s stock-based compensation consists of both performance shares and performance stock units.

(2)	The three months ended April 3, 2016 includes the recapture of previously recorded stock-based compensation of approximately $126,000 due to the departure of our CFO.

Board of Directors’ Compensation

We recognized board of directors’ compensation expense in our consolidated statement of operations for the three months ended April 3, 2016 and March 29, 2015, respectively, as follows:

	Three Months Ended
	April 3,	March 29,
(in thousands)	2016	2015
Stock-based compensation	$15	$15
Stock option compensation	16	68
Cash compensation	14	77

Total board of directors’ compensation	$45	$160

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 2, 2014, Richard A. Pawlowski was named Chief Financial Officer by the Company’s board of directors. Pursuant to the agreement governing Mr. Pawlowski’s employment, the Company granted 78,000 stock options. These options vested in equal annual installments over a period of three years, expiring five years from the grant date. The compensation expense for this grant was recognized under general and administrative expense in our consolidated statements of operations through the applicable service period. Upon his resignation effective April 11, 2016, any unvested options were forfeited.

On January 15, 2016, the Company granted Mr. Pawlowski 6,000 stock options vesting in three equal installments dependent upon the achievement of certain Milestones and expire on April 1, 2017. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period.

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

On February 12, 2016, Alfredo Martel became the Company’s Chief Marketing Officer. Pursuant to the agreement governing Mr. Martel’s employment, the Company granted 35,000 stock options. These options will vest in equal monthly installments over a period of four years and expire five years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding at January 3, 2016	507	$16.66	5.3
Granted	53	17.66
Forfeited	(53)	32.02

Options outstanding at April 3, 2016	507	13.95	5.2

Options exercisable at April 3, 2016	154	17.66	4.2

Weighted-average values and assumptions for valuing grants made:

	Three Months Ended April 3, 2016	Fiscal 2015
Weighted average fair value of options granted	$1.80	$4.90
Expected life (in years)	3.6	3.3
Expected stock volatility	41.8%	51.2%
Risk-free interest rate	1.0%	1.9%

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2016 and 2015, we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $92,000 and $116,000 for the first quarter of fiscal years 2016 and 2015, respectively. The employer match was approximately $7,000 and $20,000 for the first quarter of fiscal years 2016 and 2015, respectively. There were no discretionary contributions to the Plan in the first quarter of fiscal 2016 and 2015.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

election is irrevocable except to the extent permitted by the Plan administrator, and the regulations promulgated by the IRS. During fiscal 2016 and 2015, we matched 25.0%, of the first 4.0% contributed and are paying a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

For the quarter ended April 3, 2016 and March 29, 2015, eligible participants contributed approximately $6,000 and $18,000, respectively, to the Plan, and the Company provided matching funds and interest of approximately $5,000 and $9,000, respectively. Distributions for the quarters ended April 3, 2016 and March 29, 2015 were $88,000 and $113,000, respectively. The balance of the Plan for the quarters ended April 3, 2016 and January 3, 2016 was approximately $288,000 and $547,000, respectively. Of these balance approximately $119,000 and $109,000 was recorded in current liabilities and the remaining balance was recorded in other liabilities at April 3, 2016 and January 3, 2016, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events during the first quarter of fiscal 2016 and fiscal 2015.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended April 3, 2016	Three Months Ended March 29, 2015
Richmond, VA area	Costs for closed restaurants	$5	$95
Miscellaneous	Costs for closed restaurants	3	—

Total		$8	$95

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

The following table (in thousands) summarizes the assets held for sale and property and equipment, in each case measured at fair value in our consolidated balance sheet as of January 3, 2016 and April 3, 2016:

	Level 1	Level 2	Level 3	Total
Balance at January 3, 2016
Assets
Assets Held for Sale	$—	$1,431	$780	$2,211
Property and Equipment	$—	$—	$507	$507

Balance at April 3, 2016
Assets
Property and Equipment	$—	$—	$485	$485

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale were recorded at fair value and were valued based upon a Real Estate Broker’s Estimate of Value for the properties (Level 3) or negotiated sale price (Level 2). Property and Equipment, net, recorded at fair value were valued based upon a Broker’s Estimate of Value or estimated discounted future cash flows (Level 3). These assets were adjusted to net realizable based upon the decision to dispose of the property. Total assets held for sale were reduced during the quarter ended April 3, 2016 due to the disposal of FDA’s Chicago operations (see note 13) and of one of the Richmond restaurant sites.

(13) Discontinued Operations

On December 14, 2015, Famous Dave’s of America, Inc. and certain of its subsidiaries (collectively, the “Company”) entered into an Asset Purchase Agreement and related Real Estate Purchase Agreement (the “Purchase Agreements”) with Windy City Restaurant Holdings LLC and its affiliate (together, the “Purchaser”) pursuant to which the Company agreed to sell the assets comprising its seven Chicago, Illinois area Company-owned restaurants located in Addison, Algonquin, Bolingbrook, Evergreen Park, North Riverside, Orland Park and Oswego (collectively, “Purchased Restaurants”) to the Purchaser.

Pursuant to the terms of this agreement, the Company received a total purchase price of $1.15 million during the quarter ended April 3, 2016, plus approximately $315,000 for the purchase of inventory on hand on the closing date. The Purchaser also assumed specified liabilities of the Company, including the Company’s existing leases for the Purchased Restaurants located in Bolingbrook, North Riverside and Orland Park, Illinois.

As a result of this asset sale, the Company recognized a pretax $1.1 million gain during the quarter ended April 3, 2016, primarily due to the write-off of the remaining $1.3 million deferred rent liability associated with the leases assumed by the Purchaser, discussed above.

The net assets and liabilities of the Purchased Restaurants associated with this transaction were included in assets and liabilities held for sale on the accompanying Consolidated Balance Sheets at January 3, 2016. No related assets or liabilities remain at April 3, 2016. The carrying value of the assets and liabilities included in the asset sale was as follows (in thousands):

(in thousands)	January 3, 2016
Accounts receivable, net	$65
Inventories	344
Prepaid expenses and other current assets	30

Total current assets	439
Property, equipment and leasehold improvements, net	991

Total assets	$1,430

Accounts payable	$10
Accrued compensation and benefits	96
Other current liabilities	389

Total current liabilities	495
Other liabilities	1,252

Total liabilities	$1,747

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating results of the Purchased Restaurants for the three months ended April 3, 2016 and March 29, 2015 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Interest expense of $32,000 and $7,000 were allocated to discontinued operations for the three months ended April 3, 2016 and March 29, 2015, respectively, based upon the portion of the borrowing base associated with discontinue operations. Income tax expense of $330,000 and $113,000 for the three months ended April 3, 2016 and March 29, 2015, respectively have also been allocated to discontinued operations. These adjustments have been made for all periods presented.

	Three Months Ended
(in thousands)	April 3, 2016	March 29, 2015
Revenue	$2,365	$4,363
Income from operations	$1,042	$209
Income from discontinued operations, net of income taxes	$681	$89

(14) Variable Interest Entities

Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. The Company has an installment agreement with a franchisee as the result of refranchising its Lincoln, Nebraska restaurant. While the franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On August 11, 2015, the Company consummated the sale of its Greenwood, Indiana and Florence, Kentucky restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of April 3, 2016, the amount of the future lease payments for which the company would be liable in the event of a default are approximately $500,000. An accrual related to any future obligation was not considered necessary at April 3, 2016 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On March 1, 2016, the Company consummated the sale of its Chicago, Illinois restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of April 3, 2016, the amount of the future lease payments for which the company would be liable in the event of a default are approximately $2.2 million. An accrual related to any future obligation was not considered necessary at April 3, 2016 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

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

On July 28, 2015, these franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint [Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329] alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs are seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees.

(16) Supplemental Cash Flow Information

	Three Months Ended
(in thousands)	April 3, 2016	March 29, 2015
Cash paid for interest	$204	$183
Cash paid for income taxes, net of refunds	$23	$67

Non-cash investing and financing activities:
Increase in accrued property and equipment purchases	$(115)	$(8)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Recently Issued Accounting Pronouncement

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU in the first quarter of 2016, but it had no impact on the consolidated financial statements.

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

On April 7, 2016, Richard Pawlowski, the Company’s Chief Financial Officer, tendered his resignation from the Company, to be effective April 11, 2016.

On April 7, 2016, the Company entered into an employment agreement with Dexter Newman pursuant to which he will succeed Mr. Pawlowski as the Company’s Chief Financial Officer, commencing April 11, 2016. Summaries of Mr. Newman’s employment agreement and stock option agreement are included in Form 8-K filed on April 7, 2016, copies of which are attached thereto as Exhibit 10.1 and 10.2.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of April 3, 2016, there were 178 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada, and United Arab Emirates including 37 company-owned restaurants and 141 franchise-operated restaurants. An additional 64 franchise restaurants were in various stages of development as of April 3, 2016.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal year ending January 1, 2017 (fiscal 2016) is a 52 week fiscal year while fiscal year ended January 3, 2016 (fiscal 2015) was a 53 week fiscal year.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended
	April 3,	March 29,
	2016	2015
Food and beverage costs(1)	31.7%	30.2%
Labor and benefits(1)	36.1%	33.6%
Operating expenses(1)	30.1%	28.2%
Restaurant level operating margin(1)(2)	2.1%	8.0%
Depreciation & amortization(2)	4.1%	4.3%
General and administrative(2)	16.0%	17.2%
Income from operations(2)	1.7%	1.1%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Restaurant level cash flow margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Results of Operations – Three months ended April 3, 2016 compared to three months ended March 29, 2015.

Total Revenue

Total revenue of approximately $23.5 million for the first quarter of fiscal 2016 decreased approximately $4.7 million, or 16.7%, from total revenue of $28.3 million in the comparable quarter of fiscal 2015.

Restaurant Sales, net

Restaurant sales were approximately $19.0 million for the first quarter of fiscal 2016 compared to approximately $23.7 million for the same period in fiscal 2015. During the first quarter, company-owned

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

restaurant sales declined year-over-year, primarily reflecting the closure of one company-owned restaurant and the refranchising of five company-owned restaurants since the end of the first quarter of fiscal 2015 as well as a 7.7% comparable sales decrease. This comparable sales decline was partially due to our close managerial control of our marketing spend in anticipation of new leadership and lapping changes made in the first quarter of last year to our restaurants that were not received well by our Guests.

On a weighted basis, Dine-In and ToGo sales decreased by 6.3% and 1.4%, respectively, while Catering sales were essentially flat. Finally, as a percentage of dine-in sales, our adult beverage sales at our company-owned restaurants were approximately 12.3% and 11.3% for the first quarter of fiscal 2016 and 2015, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.3 million for both the first quarter of fiscal 2016, and the first quarter of 2015. Franchise comparable sales decreased by 6.1% year over year. This decrease was completely offset by the royalties earned from the refranchising of the seven Chicago restaurants as well as area development fees earned during the period.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2016, the licensing royalty revenue was approximately $214,000 compared to approximately $188,000 for the comparable period of fiscal 2015. Other revenue for the fiscal 2016 first quarter was income of $34,000 compared to a loss of $3,000 for the comparable period in 2015.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2016 decreased 7.7% from the comparable period in 2015. Same store net sales for Company-owned restaurants for the first quarter of 2015 decrease 5.9% from the comparable period in 2014. At the end of the first quarter of fiscal 2016, there were 37 restaurants in the same store sales base and at the end of the first quarter of fiscal 2015 there were 41 restaurants included in this base.

Same store net sales for franchise-operated restaurants for the first quarter of fiscal 2016 decreased 6.1% from the comparable period in 2015. This decline is partially due to our close managerial control of our marketing spend in anticipation of new leadership and lapping changes made in the first quarter of last year to our restaurants that were not received well by our guests. Same store net sales for franchise-operated restaurants for the first quarter of fiscal 2015 decreased 0.1% from the comparable period of 2014. For the first quarter of 2016 and the first quarter of 2015, there were 115 and 122 restaurants, respectively, included in the franchise-operated comparable sales base.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2016 and fiscal 2015:

	Three Months Ended
	April 3,	March 29,
	2016	2015
Average Weekly Net Sales (AWS):
Company-Owned	$39,486	$42,480
Full-Service	$40,377	$44,004
Counter-Service	$33,779	$33,084

Franchise-Operated(1)	$44,440	$50,603

Operating Weeks:
Company-Owned	481	559
Franchise-Operated	1,830	1,754

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

Food and Beverage Costs

Food and beverage costs for the first quarter of fiscal 2016 were approximately $6.0 million or 31.7% of net restaurant sales, compared to approximately $7.2 million or 30.2% of net restaurant sales for the first quarter of fiscal 2015. This year-over-year increase resulted from increased protein costs as a result of challenges with product yield partially offset by percentage declines in contracted food costs.

Labor and Benefits Costs

Labor and benefits costs for the three months ended April 3, 2016 were approximately $6.9 million or 36.1% of net restaurant sales, compared to approximately $8.0 million or 33.6% of net restaurant sales for the three months ended March 29, 2015. For the first quarter of fiscal 2016, labor and benefits, as a percentage of net restaurant sales, were unfavorable to the comparable period in fiscal 2015, primarily due to increased management labor costs as a result of fewer open manager positions in matrix and sales deleverage on fixed labor costs partially offset by declines in direct labor.

Operating Expenses

Operating expenses for the first quarter of fiscal 2016 were approximately $5.7 million or 30.1% of net restaurant sales, compared to operating expenses of approximately $6.7 million or 28.2% of net restaurant sales for the first quarter of fiscal 2015. Operating expenses for the first quarter as a percentage of net sales were unfavorable to the prior year due to sales deleverage on fixed operating and occupancy costs and higher supply costs year over year partially offset by a decrease in utility and repairs and maintenance costs.

During the first quarter of 2016, advertising as a percentage of net restaurant sales was 1.8% compared to 2.0% for the comparable period of 2015. The marketing ad fund contribution was 1.0% in fiscal 2016 and fiscal 2015.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Depreciation and Amortization

Depreciation and amortization expense for the first quarter of 2016 was approximately $1.0 million or 4.2% of total revenue and for the first quarter of 2015 was approximately $1.2 million or 4.2% of total revenue.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. Fiscal 2016’s first quarter had no pre-opening expenses, compared to $1,000 in the first quarter of 2015.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

We evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Below is a summary of these events and situations during the first quarter of fiscal 2016 and fiscal 2015.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Three Months Ended
Restaurants	Reason	April 3, 2016	March 29, 2015
Richmond, VA area	Costs for closed restaurants	$5	$95
Miscellaneous	Costs for closed restaurants	3	—

Total		$8	$95

General and Administrative Expenses

General and administrative expenses for the first quarter of 2016 were approximately $3.8 million or 16.0% of total revenue, compared to approximately $4.8 million or 17.2% of total revenue for the first quarter of fiscal 2015. The first quarter of 2016 benefited from a decline in core recurring general and administrative expense and declines in stock-based compensation as a result of executive departures. These savings were partially offset by increased legal fees and revenue deleverage. Additionally, the first quarter of 2015 reflects the impact of approximately $635,000, or $0.06 per diluted share, of brand development related professional fees.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Interest Expense

Interest expense was approximately $178,000 or 0.8% of total revenue for the first quarter of fiscal 2016, compared to approximately $201,000 or 0.7% of total revenue for the comparable time frame of fiscal 2015. Interest expense for the first quarter of fiscal 2016 was favorable in total dollars but unfavorable as a percentage of revenue compared to the prior year. This is due to year-over-year reductions in the average outstanding long term debt, combined with sales deleverage.

Provision for Income Taxes

For the first quarter of 2016, we recorded an estimated provision for income taxes of approximately $69,000 or 31.7% of income before income taxes, compared to a tax benefit of approximately $4,000 or 3.8% of income before income taxes, for the first quarter of 2015.

Basic and Diluted Net Income Per Common Share

Net income for the three months ended April 3, 2016 was approximately $830,000 or $0.02 per basic and per diluted share on approximately 6,948,000 weighted average basic shares outstanding and 6,958,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended March 29, 2015 was approximately $197,000 or $0.02 per basic and per diluted share on approximately 7,107,000 weighted average basic shares outstanding and 7,131,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $7.6 million at April 3, 2016 and approximately $5.3 million at January 3, 2016.

Our current ratio, which measures our immediate short-term liquidity, was 0.73 at April 3, 2016 and 1.18 at January 3, 2016. The current ratio is computed by dividing total current assets by total current liabilities. The decrease in our current ratio was primarily due to the inclusion of the Line of Credit and Term Loan in current liabilities partially offset by an increase in cash on hand. As is true with most restaurant companies, we often operate in a negative working capital environment due to the fact that we receive payment at the point of sale from customers and then pay our vendors on a delayed basis.

Net cash provided by operating activities for the three months ended April 3, 2016 was approximately $1.3 million which reflects net income of approximately $150,000. Included in net income is non-cash depreciation and amortization of approximately $1.0 million.

Net cash used by operating activities for the three months ended March 29, 2015 was approximately $2.2 million, reflecting net income of approximately $110,000 and non-cash depreciation and amortization of approximately $1.2 million, offset by a $2.0 million reduction in accrued compensation and benefits, a $1.2 million increase in accounts receivable, and an $800,000 increase in prepaid and other current assets.

Net cash provided by investing activities was approximately $925,000 for the first three months of fiscal 2016, reflecting $1.1 million in proceeds from the sale of assets, offset by $130,000 in capital expenditures. For the first three months of fiscal 2015, net cash used by investing activities totaled approximately $360,000 due entirely to capital expenditures.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Net cash used by financing activities was approximately $290,000 in the first three months of fiscal 2016. Net cash provided by financing activities was approximately $2.4 million for the comparable period in fiscal 2015. During the first three months of 2016, we made draws of $1.9 million on our line of credit and made repayments of $2.1 million on our long-term debt. During the three months ended March 29, 2015, we made draws of $9.2 million on our line of credit and made repayments of $3.2 million. We also used approximately $3.5 million during that period to repurchase 118,210 shares under the May 2012 share repurchase program.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) have a Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association as administrative agent and lender (the “Lender”). The Credit Agreement will mature on December 31, 2018 and contains a $3.0 million revolving credit facility (the “Facility”) with a $2.0 million letter of credit sublimit, and a term loan with a maximum balance of $12.0 million (the “Term Loan”). At April 3, 2016, the principal amounts outstanding under the Facility and the Term Loans were $1.9 million and $9.9 million, respectively, along with approximately $1.1 million in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. The applicable margin depends on the Company’s “Adjusted Leverage Ratio,” as defined in the Credit Agreement at the end of the previous quarter. For the three months ended April 3, 2016 and March 29, 2015, our weighted average interest rate for the Facility was 3.68% and 2.76%, respectively. Unused portions of the Facility are subject to a fee, which was 0.375% of the unused amount at April 3, 2016.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the customary affirmative and negative covenants, please refer to the full text of the Third Amended and Restated Credit Agreement dated May 8, 2015 filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 29, 2015, which was filed on May 8, 2015 and the First Amendment to the Credit Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K, which was filed on December 11, 2015.

We were in compliance with all covenants of the Credit Agreement for the quarter ended April 3, 2016 except for two financial covenants: Consolidated Cash Flow Ratio and minimum Adjusted EBITDA.

As of April 3, 2016 the Consolidated Cash Flow Ratio was 1.02:1.00, which is less than the minimum Consolidated Cash Flow Ratio permitted by the Credit Agreement of 1.15:1.00.

As of April 3, 2016 the Quarterly Adjusted EBITDA was $1.0 million, which is less than the minimum Adjusted EBITDA permitted by the Credit Agreement of $1.8 million for that quarter.

It is an Event of Default under the Credit Agreement if Borrowers fail to comply with either the Consolidated Cash Flow Ratio or minimum Adjusted EBITDA covenant or any other covenant. Upon an Event of Default, the Lender has the right to declare the unpaid principal amount of all outstanding loans; all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other loan document to be immediately due and payable, as well as to exercise its other rights as a secured creditor. In addition, we are prohibited under the Credit Agreement from making dividends or distributions from one Borrower to another Borrower and purchasing common stock pursuant to a board-approved stock purchase program.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

On May 16, 2016, the Borrowers and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising its rights and remedies under the Credit Agreement relating to the existing defaults during a Forbearance Period ending June 11, 2016 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the Forbearance Agreement. Under the Forbearance Agreement, we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement. During the Forbearance Period, we intend to closely manage our expenses and cash balances to prevent a working capital shortfall. At May 16, 2016, the principal amount outstanding under the Facility was $11.7 million, along with approximately $1.1 million in letters of credit for real estate locations. As of April 3, 2016, the Company had $7.6 million in cash and cash equivalents.

During the Forbearance Period, we intend to seek an amendment to or restructuring of the Credit Agreement. As a result of the Events of Default at April 3, 2016 and given the length of the Forbearance Period, all outstanding obligations under the Credit Agreement were classified as current liabilities.

Contractual Obligations

For the details of our contractual obligations, see Notes 7 and 8 to the audited consolidated financial statements and the disclosure set forth in Part II, Item 7 (Management Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Under the combined Facility and Term Loan we are subject to various financial covenants which include maximum target capital expenditures, cash flow ratios and adjusted leverage ratios.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2016. The accounting policies used in preparing our interim 2016 consolidated financial statements are the same as those described in our Fiscal 2015 Annual Report on Form 10-K.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 3, 2016. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of April 3, 2016 was approximately $13.0 million, including our line of credit, and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

Some of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed-priced purchase commitments for food from vendors. In addition, we believe that substantially all of our food is available from several sources, which helps to control food commodity risks. We have secondary source suppliers for certain items and in 2016 we have continued to make this a key area of focus in order to protect the supply chain and to ensure a more fair and competitive pricing environment. We believe we have the ability to increase menu prices, or vary the menu options offered, if needed, in response to a food product price increase.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

On July 28, 2015, these franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint [Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329] alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs are seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees.

Item 1A.	RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended January 3, 2016, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K except as follows:

If we do not maintain compliance with our credit agreement with Wells Fargo, Wells Fargo may accelerate our obligation to repay all amounts outstanding.

We were in compliance with all covenants of the Credit Agreement for the quarter ended April 3, 2016 except for two financial covenants: Consolidated Cash Flow Ratio and minimum Adjusted EBITDA.

As of April 3, 2016 the Consolidated Cash Flow Ratio was 1.02:1.00, which is less than the minimum Consolidated Cash Flow Ratio permitted by the Credit Agreement of 1.15:1.00. As of April 3, 2016 the Quarterly Adjusted EBITDA was $1.0 million, which is less than the minimum Adjusted EBITDA permitted by the Credit Agreement of $1.8 million for the first quarter.

It is an Event of Default under the Credit Agreement if Borrowers fail to comply with either the Consolidated Cash Flow Ratio or minimum Adjusted EBITDA covenant or any of the other covenants of the Credit Agreement. Upon an Event of Default, the Lender has the right to declare the unpaid principal amount of all outstanding loans; all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other loan document to be immediately due and payable, as well as to exercise its other rights as a secured creditor. In addition, we are prohibited under the Credit Agreement from making dividends or distributions from one Borrower to another Borrower and purchasing common stock pursuant to a board-approved stock purchase program.

On May 16, 2016, the Borrowers and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising its rights and remedies under the Credit Agreement relating to the existing defaults during a Forbearance Period ending June 11, 2016 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the Forbearance Agreement. Under the Forbearance Agreement, we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement. While we believe that our unrestricted cash and cash equivalents and future cash flow from operations will be sufficient to fund our operations, our inability to borrow under the Credit Agreement may result in a working capital shortfall. During the Forbearance Period, we intend to closely manage our expenses and cash balances to prevent a working capital shortfall. At May 16, 2016, the principal amount outstanding under the Facility was $11.7 million, along with approximately $1.1 million in letters of credit for real estate locations. As of April 3, 2016, the Company had $7.6 million in cash and cash equivalents.

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

As a result of the Events of Default at April 3, 2016 and given the length of the Forbearance Period, all outstanding obligations under the Credit Agreement were classified as current liabilities.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 5.	OTHER INFORMATION

Forbearance Agreement

The Company and each of its subsidiaries is a Borrower under that certain Third Amended and Restated Credit Agreement dated May 8, 2015 with Wells Fargo, National Association as administrative agent and lender. In order to address the two financial covenant violations resulting in an Event of Default under the Credit Agreement, the Borrowers and Wells Fargo entered into a forbearance agreement dated May 16, 2016. Pursuant to Forbearance Agreement, Wells Fargo agreed to forbear from exercising its rights and remedies under the Credit Agreement relating to the existing defaults during for a Forbearance Period ending June 11, 2016 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the forbearance agreement. Under the forbearance agreement, we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement.

The foregoing summary of the Forbearance Agreement is qualified in all respects by Forbearance Agreement; please refer to the full text of the Forbearance Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

10.1	Forbearance Agreement dated May 16, 2016 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: May 18, 2016	By:	/s/ Adam J. Wright
Adam J. Wright
Chief Executive Officer Director (Principal Executive Officer)

Dated: May 18, 2016		/s/ Dexter Newman
Dexter Newman
Chief Financial Officer
(Principal Financial Officer)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.1

Forbearance Agreement dated May 16, 2016 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender.

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