Form 10-Q
period 2016-07-03
FAMOUS DAVES OF AMERICA INC
filed 2016-08-17
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2016

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

As of August 12, 2016, 6,957,628 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 3, 2016 AND JANUARY 3, 2016

(in thousands, except per share data)

	July 3, 2016 (Unaudited)	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,308	$5,300
Restricted cash	2,868	1,087
Accounts receivable, net	5,041	4,677
Inventories	1,940	2,070
Deferred tax assets	181	181
Prepaid expenses and other current assets	1,659	1,671
Assets held for sale	88	2,211

Total current assets	18,085	17,197

Property, equipment and leasehold improvements, net	30,121	32,491

Other assets:
Intangible assets, net	2,878	2,902
Deferred tax assets	4,411	4,411
Other assets	1,259	824

	$56,754	$57,825

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligation	$2,819	$2,193
Accounts payable	6,239	5,685
Accrued compensation and benefits	1,387	1,390
Deferred tax liabilities	101	101
Other current liabilities	3,408	3,406
Liabilities held for sale	—	1,747

Total current liabilities	13,954	14,522

Long-term liabilities:
Line of credit	1,855	—
Long-term debt, less current portion	6,992	10,200
Financing lease obligation, less current portion	2,539	2,757
Other liabilities	8,299	8,285

Total liabilities	33,639	35,764

Shareholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 6,958 shares issued and outstanding at July 3, 2016 and January 3, 2016, respectively	66	66
Retained earnings	23,049	21,995

Total shareholders’ equity	23,115	22,061

	$56,754	$57,825

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

JULY 3, 2016 AND JUNE 28, 2015

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2016	2015	2016	2015
Revenue:
Restaurant sales, net	$23,022	$27,509	$42,014	$51,253
Franchise royalty revenue	4,686	4,620	8,851	8,951
Franchise fee revenue	—	250	135	255
Licensing and other revenue	336	335	584	520

Total revenue	28,044	32,714	51,584	60,979

Costs and expenses:
Food and beverage costs	7,089	8,332	13,112	15,506
Labor and benefits costs	7,401	8,672	14,254	16,658
Operating expenses	6,353	7,719	12,063	14,420
Depreciation and amortization	956	1,144	1,936	2,323
General and administrative expenses	4,836	4,937	8,611	9,786
Asset impairment and estimated lease termination and other closing costs	1,056	881	1,064	976
Pre-opening expenses	—	—	—	1
Net loss (gain) on disposal of property	19	48	(185)	25

Total costs and expenses	27,710	31,733	50,855	59,695

Income from operations	334	981	729	1,284

Other expense:
Interest expense	(225)	(220)	(403)	(421)
Interest income	1	—	2	5
Other income, net	1	2	1	—

Total other expense	(223)	(218)	(400)	(416)

Income before income taxes	111	763	329	868

Income tax benefit (expense)	2	(216)	(67)	(212)

Net income from continuing operations	113	547	262	656
Net income from discontinued operations, net of tax	27	107	708	195

Net income	$140	$654	$970	$851

Basic net income per common share from continuing operations	$0.02	$0.07	$0.04	$0.09

Basic net income per common share from discontinued operations	$—	$0.02	$0.10	$0.03

Basic net income per common share	$0.02	$0.09	$0.14	$0.12

Diluted net income per common share from continuing operations	$0.02	$0.07	$0.04	$0.09

Diluted net income per common share from discontinued operations	$—	$0.02	$0.10	$0.03

Diluted net income per common share	$0.02	$0.09	$0.14	$0.12

Weighted average common shares outstanding — basic	6,949	6,974	6,949	7,016

Weighted average common shares outstanding — diluted	6,958	6,993	6,958	7,037

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

JULY 3, 2016 AND JUNE 28, 2015

(in thousands)

(Unaudited)

	Six Months Ended
	July 3,	June 28,
	2016	2015
Cash flows from operating activities:
Net income	$262	$656
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,936	2,323
Asset impairment and estimated lease termination and other closing costs	1,064	976
Net (gain) loss on disposal of property	(185)	25
Amortization of deferred financing costs	27	41
Deferred rent	360	440
Stock-based compensation	83	324
Tax benefit for equity awards issued	—	(153)
Changes in operating assets and liabilities:
Restricted cash	(1,782)	177
Accounts receivable, net	(517)	(798)
Inventories	71	55
Prepaid expenses and other current assets	7	(220)
Deposits	(277)	(10)
Accounts payable	260	42
Accrued compensation and benefits	(145)	(783)
Other current liabilities	(133)	(322)
Other liabilities	(33)	1
Long-term deferred compensation	—	(74)

Cash flows provided by continuing operating activities	998	2,700
Cash flows (used for) provided by discontinued operating activities	(783)	406

Cash flows provided by operating activities	215	3,106

Cash flows used for investing activities:
Proceeds from the sale of assets	1,053	—
Purchases of property, equipment and leasehold improvements	(442)	(2,722)

Cash flows provided by (used for) continuing investing activities	611	(2,722)
Cash flows provided by (used for) discontinued investing activities	1,150	(86)

Cash flows provided by (used for) investing activities	1,761	(2,808)
Cash flows used for financing activities:
Proceeds from line of credit	1,855	14,200
Payments on line of credit	—	(8,700)
Payments for debt issuance costs	(23)	(128)
Payments on long-term debt and financing lease obligation	(2,800)	(451)
Tax benefit for equity awards issued	—	153
Repurchase of common stock	—	(5,672)

Cash flows used for financing activities	(968)	(598)

Increase (decrease) in cash and cash equivalents	1,008	(300)

Cash and cash equivalents, beginning of period	5,300	2,133

Cash and cash equivalents, end of period	$6,308	$1,833

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of July 3, 2016, there were 179 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada, and United Arab Emirates, including 37 company-owned restaurants and 142 franchise-operated restaurants. An additional 62 franchise restaurants were committed to be developed through signed Area Development Agreements as of July 3, 2016.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of July 3, 2016 and January 3, 2016 and for the three and six month periods ended July 3, 2016 and June 28, 2015, respectively. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2016 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and six months ended July 3, 2016 are not necessarily indicative of the results to be expected for the full year.

(2) Net Income Per Common Share

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options, when dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 3,	June 28,	July 3,	June 28,
	2016	2015	2016	2015
Net income per common share — basic:
Net income from continuing operations, net of taxes	$113	$547	$262	$656
Net income from discontinued operations, net of taxes	27	107	708	195

Net income	$140	$654	$970	$851
Weighted average shares outstanding	6,949	6,974	6,949	7,016
Net income from continuing operations per common share — basic	$0.02	$0.07	$0.04	$0.09

Net income from discontinued operations per common share — basic	$—	$0.02	$0.10	$0.03

Net income per common share — basic	$0.02	$0.09	$0.14	$0.12

Net income per common share — diluted:
Net income from continuing operations, net of taxes	$113	$547	$262	$656
Net income from discontinued operations, net of taxes	27	107	708	195

Net income	$140	$654	$970	$851
Weighted average shares outstanding	6,949	6,974	6,949	7,016
Dilutive impact of common stock equivalents outstanding	9	19	9	21

Adjusted weighted average shares outstanding	6,958	6,993	6,958	7,037
Net income from continuing operations per common share — diluted	$0.02	$0.07	$0.04	$0.09

Net income from discontinued operations per common share — diluted	$—	$0.02	$0.10	$0.03

Net income per common share — diluted	$0.02	$0.09	$0.14	$0.12

There were 659,000 options outstanding as of July 3, 2016 that were not included in the computation of diluted EPS for the three and six months ended July 3, 2016 because they were anti-dilutive. All options outstanding as of June 28, 2015 were included in the computation of diluted earnings per share for the three and six months ended June 28, 2015.

(3) Restricted Cash and Marketing Fund

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of July 3, 2016 and January 3, 2016. We had approximately $1.7 million and $1.1 million in this fund as of July 3, 2016 and January 3, 2016, respectively.

In conjunction with the Company’s Credit Agreement, we have deposited 105% of the face amount of the undrawn letters of credit in a cash collateral account with the Administrative Agent. We had approximately $1.2 million and $0.0 million in restricted cash as of July 3, 2016 and January 3, 2016, respectively, related to these undrawn letters of credit.

(4) Allowance for Doubtful Accounts

Accounts Receivable, Net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $553,000 and $246,000, at

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2016 and January 3, 2016, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

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

A reconciliation of beginning and ending amounts of intangible assets at July 3, 2016 and January 3, 2016, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at July 3, 2016
Lease interest assets	23.6	$1,417	$(301)	$1,116	$(48)	$1,068
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(301)	$2,926	$(48)	$2,878

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at January 3, 2016
Lease interest assets	24.1	$1,417	$(277)	$1,140	$(48)	$1,092
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(277)	$2,950	$(48)	$2,902

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Credit Facility, Long-Term Debt and Debt Covenants

On June 10, 2016, the Company and its subsidiaries (each, a “Borrower” and collectively, the “Borrowers”) entered into a Waiver and Second Amendment (the “Second Amendment”) to the Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) with Wells Fargo, National Association as administrative agent and lender) the “Administrative Agent”). The Second Amendment Effective Date, as defined in the Second Amendment, is June 10, 2016. Pursuant to the Second Amendment, the Credit Agreement was amended and restated to terminate the revolving credit loan commitment (the “Facility”), change the maturity date of the revolving credit loans and the term loan from December 31, 2018 to December 31, 2017, and obligate monthly payments of $200,000 to reduce the principal amount of the loans. Additionally, the Borrowers deposited 105% of the face amount of the outstanding letters of credit in a cash collateral account with the Administrative Agent which is included in restricted cash on our Consolidated Balance Sheet.

At July 3, 2016, the principal amount outstanding under the Facility and the Term Loan was $1.9 million and $9.4 million, respectively, along with approximately $1.1 million in letters of credit for real estate locations. The Credit Agreement allows for termination by the Borrower without penalty at any time. Under the Credit Agreement, the Borrowers have granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. For the six months ended July 3, 2016 and June 28, 2015, our weighted average interest rate for the Facility was 3.70% and 2.76%, respectively.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the six months ended July 3, 2016 was 3.68%. There was no Term Loan at June 28, 2015.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the customary affirmative and negative covenants, please refer to the full text of the Third Amended and Restated Credit Agreement dated May 8, 2015 filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 29, 2015, which was filed on May 8, 2015, the First Amendment to the Credit Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K, which was filed on December 11, 2015, and the Waiver and Second Amendment to the Credit Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2016.

We were in compliance with all covenants of the Credit Agreement for the quarter ended July 3, 2016 except the Adjusted Leverage Ratio. Under the Credit Agreement, the Adjusted Leverage Ratio must not exceed 5.50:1.00 for the quarter ended July 3, 2016 and the Adjusted Leverage Ratio as recalculated was 5.74:1.00. On August 16, 2016, we received a waiver of this covenant default from the Lender and have paid $500,000 in outstanding principle under the Facility.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	July 3, 2016	January 3, 2016
Gift cards payable	$1,408	$1,616
Other liabilities	903	869
Sales tax payable	491	674
Accrued real estate taxes	256	33
Deferred franchise fees	212	134
Income tax payable	136	40
Accrued property and equipment purchases	2	40

	$3,408	$3,406

(8) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	July 3, 2016	January 3, 2016
Deferred rent	$7,506	$7,191
Other liabilities	382	455
Long term lease reserve	183	258
Long term deferred compensation	115	258
Asset retirement obligations	111	111
Income taxes payable	2	12

	$8,299	$8,285

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 40,851 shares of our Company’s common stock remained unreserved and available for issuance at July 3, 2016. The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense in our consolidated statements of operations for the three and six months ended July 3, 2016 and June 28, 2015, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Performance Stock Units	$—	$8	$—	$36
Stock Options(1)(2)	121	84	53	256
Restricted Stock and Restricted Stock Units	15	15	30	30

	$136	$107	$83	$322

(1)	The three and six months ended June 28, 2015 included the recapture of previously recorded stock-based compensation of approximately $45,000 due to employee departures.
(2)	The six months ended July 3, 2016 included the recapture of previously recorded stock-based compensation of approximately $126,000 due to the departure of our former CFO Mr. Pawlowski.

Board of Directors’ Compensation

We recognized board of directors’ compensation expense in our consolidated statement of operations for the three and six months ended July 3, 2016 and June 28, 2015, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Stock-based compensation	$15	$15	$30	$30
Stock option compensation	31	62	47	130
Cash compensation	22	77	35	153

Total board of directors’ compensation	$68	$154	$112	$313

Stock Options

On February 10, 2014, Edward H. Rensi was named Interim Chief Executive Officer by the Company’s board of directors. Pursuant to the agreement governing Mr. Rensi’s employment, the Company granted him 25,000 share, five-year stock options. These options vested in two equal installments of 12,500 shares on February 10, 2014 and February 10, 2015. The compensation expense for this grant was recognized under general and administrative expense in our consolidated statements of operations through the applicable service period. The options will expire one year following Mr. Rensi’s resignation as a director of the Company on July 11, 2015.

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

On April 11, 2016, Dexter Newman became the Company’s Chief Financial Officer. Pursuant to the agreement governing Mr. Newman’s employment, the Company granted 70,000 stock options. These options will vest in equal monthly installments over a period of four years and expire ten years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period.

On May 3, 2016, the Company made a one-time grant of 20,000 stock options to Ananda Gala and Bryan Wolf, respectively, as board members. These options will vest in equal annually installments over a period of 5 years and expire ten years from the grant date. The compensation expense for this grant will be recognized under general and administrative expense in our consolidated statements of operations through the applicable service period.

Other options granted to certain non-officer employees vest in equal annual installments over a period of four years and expire five years from the grant date. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period.

Options granted to certain non-employees in exchange for future services vest in monthly installments over a period of approximately two years and expire either five or ten years from the grant date. Expense equal to the current fair value is recognized over the vesting period, with the value being marked to market in each accounting period for any unvested portions of the awards.

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

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding at January 3, 2016	507	$16.66	5.3
Granted	53	17.66
Forfeited	(53)	32.02

Options outstanding at April 3, 2016	507	$13.95	5.2

Granted	206	5.60
Forfeited	(3)	28.53
Expired	(26)	32.05

Options outstanding at July 3, 2016	684	$10.65	5.9

Options exercisable at July 3, 2016	190	$14.20	4.5

Weighted-average values and assumptions for valuing grants made:

	Six Months Ended July 3, 2016	Fiscal 2015
Weighted average fair value of options granted	$2.15	$4.90
Expected life (in years)	5.6	3.3
Expected stock volatility	39.8%	51.2%
Risk-free interest rate	1.3%	1.9%

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2016 and 2015, we matched 25.0% of the employee’s contribution up to 4.0% of their earnings. Employee contributions were approximately $95,000 and $91,000 for the second quarter of fiscal years 2016 and 2015, respectively. The employer match was $7,000 and $16,000, respectively, for the second quarter of fiscal years 2016 and 2015. For the six months ended July 3, 2016 and June 28, 2015, eligible participants contributed approximately $187,000 and $207,000, respectively, to the plan and the Company provided matching funds of approximately $14,000 and $35,000, respectively. There were no discretionary contributions to the plan during the first six months of fiscal year 2016 and 2015.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Deferred Compensation Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Deferred Compensation Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Deferred Compensation Plan administrator, and the applicable regulations promulgated by the IRS. In fiscal 2016 and 2015, we matched 25.0% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The board of directors administers the Deferred Compensation Plan and may change the rate or any other aspects of the Deferred Compensation Plan at any time.

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

For the quarters ended July 3, 2016 and June 28, 2015, eligible participants contributed approximately $7,000 and $5,000 to the Deferred Compensation Plan, respectively. The Company provided matching funds and interest of approximately $5,000 and $8,000 for the quarters ended July 3, 2016 and June 28, 2015, respectively. Distributions for the quarters ended July 3, 2016 and June 28, 2015 were $21,000 and $57,000, respectively. For the six months ended July 3, 2016 and June 28, 2015, eligible participants contributed approximately $13,000 and $23,000, respectively, to the Deferred Compensation Plan and the Company provided matching funds and interest of approximately $10,000 and $17,000, respectively. Distributions for the six months ended July 3, 2016 and June 28, 2015 were $108,000 and $15,000, respectively. The balance of the Plan for the quarters ended July 3, 2016 and January 3, 2016 was approximately $280,000 and $547,000, respectively. Of this balance approximately $165,000 and $109,000 was recorded in current liabilities and the remaining balance was recorded in other liabilities at July 3, 2016 and January 3, 2016, respectively.

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with Financial Accounting Standards Board Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for the three and six months ended July 3, 2016 and June 28, 2015.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended July 3, 2016	Six Months Ended July 3, 2016
Held for Sale	Asset Impairment(1)	$868	$868
Richmond, VA area	Costs for closed restaurants	14	19
Software	Asset Impairment(2)	171	171
Miscellaneous	Costs for closed restaurants	3	6

Total		$1,056	$1,064

(1)	Asset impairment calculated at July 3, 2016 based upon anticipated sale of a Virginia restaurant.
(2)	Asset impairment calculated at July 3, 2016 related to a software implementation project that was discontinued.

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

Restaurants	Reason	Three Months Ended June 28, 2015	Six Months Ended June 28, 2015
Smithtown, NY	Asset impairment(1)	$935	$935
Richmond, VA area	Costs for closed restaurants	36	128
Décor Warehouse	Asset impairment(2)	(13)	(10)
Eden Prairie, MN	Costs for closed restaurants(3)	(77)	(77)

Total		$881	$976

(1)	Asset impairment calculated at June 28, 2015 based upon anticipated sale of Smithtown restaurant.
(2)	The three months ended June 28, 2015 include approximately $13,000 in proceeds from the sale of the remaining inventory of the Décor Warehouse.
(3)	The three months ended June 28, 2015 include approximately $115,000 in benefits from the recapture of deferred rent benefits.

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

The following table (in thousands) summarizes the assets held for sale and property and equipment, in each case measured at fair value in our consolidated balance sheet as of January 3, 2016 and July 3, 2016:

	Level 1	Level 2	Level 3	Total
Balance at January 3, 2016
Assets
Assets Held for Sale	$—	$1,431	$780	$2,211
Property and Equipment	$—	$—	$507	$507

Balance at July 3, 2016
Assets
Assets Held for Sale	$—	$88	$—	$88
Property and Equipment	$—	$—	$465	$465

Assets Held for Sale were recorded at fair value and were valued based upon a Real Estate Broker’s Estimate of Value for the properties (Level 3) or negotiated sale price (Level 2). Property and Equipment, recorded at fair value were valued based upon a Broker’s Estimate of Value or estimated discounted future cash flows (Level 3). These assets were adjusted to net realizable based upon the decision to dispose of the property. Total assets held for sale were reduced during the six months ended July 3, 2016 due to the disposal of FDA’s Chicago operations sites (see note 13) and of one of the Richmond restaurants. The remaining assets held for sale at July 3, 2016 reflect the net realizable value of one of our Virginia restaurants (see note 11).

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of this asset sale, the Company recognized a pretax $1.1 million gain during the quarter ended April 3, 2016, primarily due to the write-off of the remaining $1.3 million deferred rent liability associated with the leases assumed by the Purchaser, discussed above.

The net assets and liabilities of the Purchased Restaurants associated with this transaction were included in assets and liabilities held for sale on the accompanying Consolidated Balance Sheets at January 3, 2016. No related assets or liabilities remained at July 3, 2016. The carrying value of the assets and liabilities included in the asset sale was as follows (in thousands):

(in thousands)	January 3, 2016
Accounts receivable, net	$65
Inventories	344
Prepaid expenses and other current assets	30

Total current assets	439
Property, equipment and leasehold improvements, net	991

Total assets	$1,430

Accounts payable	$10
Accrued compensation and benefits	96
Other current liabilities	389

Total current liabilities	495
Other liabilities	1,252

Total liabilities	$1,747

The operating results of the Purchased Restaurants for the three and six months ended July 3, 2016 and June 28, 2015 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Interest expense of $32,000 and $14,000 were allocated to discontinued operations for the six months ended July 3, 2016 and June 28, 2015, respectively, based upon the portion of the borrowing base associated with discontinued operations. Income tax expense of $385,000 and $180,000 for the six months ended July 3, 2016 and June 28, 2015, respectively have also been allocated to discontinued operations. These adjustments have been made for all periods presented.

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Revenue	$—	$4,694	$2,365	$9,057
Income from operations	$15	$180	$1,042	$389
Income from discontinued operations, net of income taxes	$27	$107	$708	$195

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

On August 11, 2015, the Company consummated the sale of its Greenwood, Indiana and Florence, Kentucky restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of July 3, 2016, the amount of the future lease payments for which the Company would be liable in the event of a default are approximately $475,000. An accrual related to any future obligation was not considered necessary at July 3, 2016 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On March 1, 2016, the Company consummated the sale of Chicago, Illinois restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of July 3, 2016, the amount of the future lease payments for which the company would be liable in the event of a default are approximately $2.1 million. An accrual related to any future obligation was not considered necessary at July 3, 2016 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Famous Dave’s of America, Inc.’s (“Famous Dave’s”) filed a complaint on July 14, 2015, against a group of former franchisees in California seeking injunctive relief and damages for: (1) Federal Trademark Infringement; (2) Federal Trademark Dilution; (3) Federal Unfair Competition; (4) Federal Trade Dress Dilution; (5) Trademark Infringement under California Business and Professions Code § 14200; (6) Trademark Dilution under California Business and Professions Code §14200; (7) Common Law Trademark Infringement; (8) Unfair Competition under California Business and Professions Code § 17200; (9) False Advertising; (10) Breach of Contract; (11) Breach of Implied Covenant of Good Faith and Fair Dealing; and (12) Intentional Interference with Contract. The claims stem from the former franchisees’ breaches of their franchise agreements, including the failure to pay franchise fees and their continued operation of five restaurants utilizing Famous Dave’s intellectual property without authorization. After two defendants in the case, Kurt Schneiter and M Mart 1, filed a demurrer to the Complaint, Famous Dave’s filed an Amended Complaint on October 9, 2015, reasserting the same claims. The case is captioned Famous Dave’s of America, Inc., v. SR El Centro FD, Inc., et al., Case No. BC589329, and is currently pending before the Honorable Elihu M. Berle in the Superior Court of Los Angeles. By court order, dated June 6, 2016, Famous Dave’s successfully obtained a preliminary injunction, enjoining the former franchisee defendants from using Famous Dave’s intellectual property, including its trademarks and restaurant system. The preliminary injunction is currently the subject of a pending interlocutory appeal which Famous Dave’s intends to oppose vigorously.

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

(16) Supplemental Cash Flow Information

	Six Months Ended
	July 3,	June 28,
(in thousands)	2016	2015
Cash paid for interest	$400	$364
Cash paid for income taxes, net of refunds	$136	$334

Non-cash investing and financing activities:
Increase in accrued property and equipment purchases	$31	$8

(17) Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Obligations and Licensing” in April 2016, ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from Generally Accepted Accounting Principles (“GAAP”) the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU in the first quarter of 2016, but it had no impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of July 3, 2016, there were 179 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada, and United Arab Emirates including 37 Company-owned restaurants and 142 franchise-operated restaurants. An additional 62 franchise restaurants were committed to be developed through signed Area Development Agreements as of July 3, 2016.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2016	2015	2016	2015
Food and beverage costs(1)	30.8%	30.3%	31.2%	30.3%
Labor and benefits costs(1)	32.1%	31.5%	33.9%	32.5%
Operating expenses(1)	27.6%	28.1%	28.7%	28.1%
Restaurant level operating margin(1)(3)	9.5%	10.1%	6.2%	9.1%
Depreciation & amortization(2)	3.4%	3.5%	3.8%	3.8%
General and administrative expenses(2)	17.2%	15.1%	16.7%	16.0%
Income from operations(2)	1.2%	3.0%	1.4%	2.1%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Restaurant level operating margin is equal to restaurant sales, net less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 3, 2016.

Results of Operations – Three and Six months ended July 3, 2016 compared to Three and Six months ended June 28, 2015.

Total Revenue

Total revenue of approximately $28.0 million for the second quarter of fiscal 2016 decreased approximately $4.7 million, or 14.3%, from $32.7 million for the comparable quarter in fiscal 2015. For the six months ended July 3, 2016, total revenue of approximately $51.6 million decreased approximately $9.4 million, or 15.4%, from revenue of approximately $61.0 million, for the six months ended June 28, 2015.

Restaurant Sales, net

Restaurant sales were approximately $23.0 million for the second quarter of fiscal 2016 compared to approximately $27.5 million for the same period in fiscal 2015, reflecting a 16.3% decrease driven by the refranchising of five and closure of one Company-owned restaurant since the end of second quarter of 2015 and a comparable sales decrease. Comparable sales for Company-owned restaurants open 24 months or more decreased 6.4% compared to a decrease of 10.8% for the same period in 2015. This reflected a 5.7% comparable sales decline in on-premises sales on a weighted basis, averaged with a weighted 0.7% decrease in catering comparable sales.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Restaurant sales for the six months ended July 3, 2016 were approximately $42.0 million compared to approximately $51.3 million for the six months ended June 28, 2015, reflecting a 18.0% decrease. This decline was due to the refranchising of five and closure of one Company-owned restaurant since the end of the second quarter of 2015 and a year-to-date comparable restaurant sales decline of 7.0% as compared to an 9.1% decline in the same period of 2015.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.7 million for the second quarter of fiscal 2016, compared to $4.9 million for the second quarter of fiscal 2015. This approximately $200,000 decline is primarily due to our receipt of $250,000 in area development fees during the second quarter of fiscal 2015, associated with a new international development agreement for the United Arab Emirates partially offset by a year over year increase in franchise royalty revenue.

Franchise-related revenue was approximately $9.0 million for the six months ended July 3, 2016 which reflects a decrease in franchise-related revenue of approximately $220,000 from the six months ended June 28, 2015. This decrease is primarily due to our receipt of $250,000 in area development fees associated with a new international development agreement for the United Arab Emirates during the six months ended June 28, 2015 partially offset by a year over year increase in franchise royalty revenue.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes payments for opening assistance and training services that we provide to our franchisees. For the second quarter of fiscal 2016, licensing royalty revenue was approximately $300,000 compared to approximately $319,000 for the comparable period of fiscal 2015. Licensing royalty revenue was approximately $514,000 for the six months ended July 3, 2016, as compared to $506,000 for the comparable period of fiscal 2015.

Other revenue for the fiscal 2016 second quarter was approximately $36,000 compared to $16,000 for the comparable prior year’s second quarter. Other revenue for the six months ended July 3, 2016 was approximately $70,000, compared to approximately $14,000 for the comparable period of fiscal 2015. This increase was due to the opening assistance provided to an international franchisee.

Comparable Restaurant Net Sales

It is our policy to include restaurants that are open year round and have been open at least 24 months in our comparable restaurant net sales base. Comparable restaurant net sales for Company-owned restaurants for the second quarter of fiscal 2016 decreased 6.4% from that of the same period in the prior year, compared to fiscal 2015’s second quarter decrease of 10.8% over the comparable fiscal 2014 period. At the end of the second quarter of fiscal 2016 and the second quarter of fiscal 2015, there were 37 and 40 restaurants included in the Company-owned comparable sales base, respectively.

Comparable restaurant net sales for Company-owned restaurants open at least 24 months for the six months ended July 3, 2016 decreased 7.0% from that of the prior year period, compared to fiscal 2015’s decrease of 9.1% over the comparable fiscal 2014 period. For the six months ended July 3, 2016 and June 28, 2015, there were 37 and 40 restaurants included in the company-owned comparable sales base, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Comparable restaurant net sales for franchise-operated restaurants for the second quarter of fiscal 2016 decreased 4.3% from that of the prior year period compared to fiscal 2015’s second quarter decrease of 3.3% over the comparable fiscal 2014 period. For the second quarter of 2016 and the second quarter of 2015, there were 120 and 122 restaurants included in the franchise-operated comparable sales base.

Comparable restaurant net sales for franchise-operated restaurants for the first six months of fiscal 2016 decreased 5.6% and increased 1.4% for the first six months of fiscal 2015, from their respective comparable prior year periods. For the first six months of fiscal 2016 and fiscal 2015, there were 120 and 123 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

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

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the three and six months ended July 3, 2016 and June 28, 2015:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2016	2015	2016	2015
Average Weekly Net Sales:
Company-owned	$47,862	$49,300	$43,674	$45,884
Full-Service (32)	$49,098	$49,619	$47,286	$47,998
Counter-Service (5)	$39,949	$39,695	$36,864	$36,721

Franchise-operated(1)	$48,953	$54,013	$47,356	$52,118

Operating Weeks:
Company-owned	481	558	962	1,117
Franchise-operated	1,841	1,736	3,596	3,488

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Food and Beverage Costs

Food and beverage costs for the second quarter of fiscal 2016 were approximately $7.1 million or 30.8% of net restaurant sales, compared to approximately $8.3 million or 30.3% of net restaurant sales for the second quarter of fiscal 2015. This year-over-year percentage increase was the result of increases in portion size and a shift in product mix as a result of the additional affordable menu options partially offset by contract deflation.

Food and beverage costs for the first six months of fiscal 2016 were approximately $13.1 million or 31.2% of net restaurant sales compared to approximately $15.5 million or 30.3% of net restaurant sales for the comparable period of fiscal 2015. This year-over-year percentage increase was the result of increased challenges with protein product yields, increases in portion size and a shift in product mix as a result of the additional affordable menu options partially offset by contract deflation.

Labor and Benefits Costs

Labor and benefits costs for the second quarter ended July 3, 2016 were approximately $7.4 million or 32.1% of net restaurant sales, compared to approximately $8.7 million or 31.5% of net restaurant sales for the three months ended June 28, 2015. This increase as a percent of net restaurant sales was primarily due to sales deleverage on fixed and management labor costs.

Labor and benefits for the six months ended July 3, 2016 were approximately $14.3 million, or 33.9% of net restaurant sales, compared to approximately $16.7 million, or 32.5% of net restaurant sales, for the six months ended June 28, 2015. This increase as a percent of net restaurant sales was due to sales deleverage on fixed labor costs.

Operating Expenses

Operating expenses for the second quarter of fiscal 2016 were approximately $6.4 million, or 27.6% of net restaurant sales, compared to operating expenses of approximately $7.7 million, or 28.1% of net restaurant sales, for the second quarter of fiscal 2015. This decrease in operating expenses both in dollars and as a percentage of net sales was the result of a year over year decline in advertising spend partially offset by sales deleverage. Additionally, there was lower repairs and maintenance costs.

During the second quarter of 2016, advertising as a percentage of net sales was 2.6%, compared to 3.3% in the comparable period of 2015. In both periods there was a 1.0% marketing contribution.

Operating expenses for the six months ended July 3, 2016 were approximately $12.1 million, or 28.7% of net restaurant sales, compared to approximately $14.4 million, or 28.1% of net restaurant sales, for the six months ended June 28, 2015. This increase as a percentage of sales is the result of sales deleverage on fixed operating costs and higher supply costs partially offset by a year over year decline in advertising spend, utility and repairs and maintenance costs.

Depreciation and Amortization

Depreciation and amortization expense for the second quarter of 2016 was approximately $1.0 million, or 3.4% of total revenue, compared to $1.1 million, or 3.5% of total revenue in the second quarter of fiscal 2015. Depreciation and amortization expense for the six months ended July 3, 2016 and June 28, 2015 was approximately $1.9 million and $2.3 million, respectively, and was 3.8% and 3.8%, respectively, of total revenue. This decrease in both dollars and as a percent of revenue is due to the closure and refranchising of company restaurants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and occupancy costs incurred prior to the opening of a new restaurant. Included in pre-opening costs is the cost of rent incurred, if any, prior to the restaurant opening. We did not incur any pre-opening costs during the second quarter of either 2016 or 2015 or during the six months ended July 3, 2016. During the six months ended June 28, 2015, we incurred pre-opening expenses of $1,000.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with Financial Accounting Standards Board Accounting Standards Codification for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the net book value of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the net book value of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. Restaurant sites that are operating but have been previously impaired are reported at the lower of their carrying amount or fair value less estimated costs to sell. Following is a summary of these events for the three and six months ended July 3, 2016 and June 28, 2015:

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Six Months Ended
Restaurants	Reason	July 3, 2016	July 3, 2016
Held for Sale	Asset Impairment(1)	$868	$868
Richmond, VA area	Costs for closed restaurants	14	19
Software	Asset Impairment(2)	171	171
Miscellaneous	Costs for closed restaurants	3	6

Total		$1,056	$1,064

(1)	Asset impairment calculated at July 3, 2016 based upon anticipated sale of a Virginia restaurant.
(2)	Asset impairment calculated at July 3, 2016 related to a software implementation project that was discontinued.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

		Three Months Ended	Six Months Ended
Restaurants	Reason	June 28, 2015	June 28, 2015
Smithtown, NY	Asset impairment(1)	$935	$935
Richmond, VA area	Costs for closed restaurants	36	128
Décor Warehouse	Asset impairment(2)	(13)	(10)
Eden Prairie, MN	Costs for closed restaurants(3)	(77)	(77)

Total		$881	$976

(1)	Asset impairment calculated at June 28, 2015 based upon anticipated sale of Smithtown restaurant.
(2)	The three months ended June 28, 2015 include approximately $13,000 in proceeds from the sale of the remaining inventory of the Décor Warehouse.
(3)	The three months ended June 28, 2015 include approximately $115,000 in benefits from the recapture of deferred rent benefits.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2016 were approximately $4.8 million, or 17.2% of total revenue, compared to approximately $4.9 million, or 15.1% of total revenue, for the second quarter of fiscal 2015. This year over year increase as a percent of revenue was the result of revenue deleveraging as well as increased legal costs for franchise related matters. These increases were partially offset by professional fees related to brand development which were not repeated in the second quarter of 2016.

General and administrative expenses for the first six months of fiscal 2016 were approximately $8.6 million, or 16.7% of total revenue, compared to approximately $9.8 million, or 16.0% of total revenue, for the first six months of fiscal 2015. This increase as a percent of revenue was the result of revenue deleveraging as well as increased legal costs for franchise related matters. These increases were partially offset by professional fees related to brand development which were not repeated in the first six months of 2016.

Interest Expense

Interest expense was approximately $225,000, or 0.8% of total revenue, for the second quarter of fiscal 2016, compared to approximately $220,000, or 0.7% of total revenue, for the comparable fiscal 2015. This increase reflects a higher average interest rate on the credit facility. This category includes interest expense for our term loan, financing lease obligations, line of credit, and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $403,000, or 0.8% of total revenue, for the first six months of fiscal 2016 and approximately $421,000, or 0.7% of total revenue, for the first six months of fiscal 2015.

Provision for Income Taxes

For the second quarter of 2016, we recorded an estimated tax benefit of approximately $2,000, or -1.8% of income before income taxes. This compares to an estimated tax expense of approximately $216,000, or 28.3% of income before income taxes, for the second quarter of 2015. For the six months ended July 3, 2016, our tax provision was approximately $67,000 , or 20.4% of income before income taxes. This compares to an estimated tax expense of approximately $212,000 , or 24.4% of income before income taxes, for the six months ended June 28, 2015.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Basic and Diluted Net Income Per Common Share

Net income for the three months ended July 3, 2016 was approximately $140,000, or $0.02 per basic and diluted share, respectively, on approximately 6,949,000 weighted average basic shares outstanding and 6,958,000 weighted average diluted shares outstanding, respectively. Net income for the three months ended June 28, 2015 was approximately $654,000 , or $0.09 per basic and diluted on approximately 6,974,000 weighted average basic shares outstanding and 6,993,000 weighted average diluted shares outstanding, respectively.

Net income for the six months ended July 3, 2016 was approximately $970,000, or $0.14 per basic and diluted share, respectively, on approximately 6,949,000 weighted average basic shares outstanding and approximately 6,958,000 weighted average diluted shares outstanding, respectively. Net income for the six months ended June 28, 2015 was approximately $851,000 , or $0.12 per basic and diluted share on approximately 7,016,000 weighted average basic shares outstanding and approximately 7,037,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $6.3 million at July 3, 2016 and approximately $5.3 million at January 3, 2016.

Our current ratio, which measures our immediate short-term liquidity, was 1.30 at July 3, 2016 and 1.18 at January 3, 2016. The current ratio is computed by dividing total current assets by total current liabilities. The increase in our current ratio was primarily due to the increase in our cash on hand and restricted cash required for the collateralization of the undrawn letters of credit, as well as declines in liabilities held for sale partially offset by declines in assets held for sale.

Net cash provided by operating activities for the six months ended July 3, 2016 was approximately $1.0 million which reflects net income of approximately $262,000. Included in net income is non-cash depreciation and amortization of approximately $1.9 million and non-cash impairment charges of $1.1 million. This was offset by a $1.8 million increase in restricted cash.

Net cash provided by operating activities for the six months ended June 28, 2015 was approximately $2.7 million, reflecting net income of approximately $656,000, non-cash depreciation and amortization of approximately $2.3 million, and non-cash impairment charges of $1.0 million. These increases were partially offset by $798,000 decrease in accounts receivable and a $783,000 reduction in other current liabilities.

Net cash provided by investing activities was approximately $611,000 for the first six months of fiscal 2016, reflecting $1.1 million in proceeds from the sale of assets, offset by $442,000 in capital expenditures. For the first six months of fiscal 2015, net cash used by investing activities totaled approximately $2.7 million for capital expenditures for our existing restaurants and other infrastructure projects.

Net cash used by financing activities was approximately $968,000 in the first six months of fiscal 2016. Net cash used by financing activities was approximately $598,000 for the comparable period in fiscal 2015. During the first six months of 2016, we made draws of $1.9 million on our line of credit and made repayments of $2.8 million on our long-term debt. During the six months ended June 28, 2015, we made draws of $14.2 million on our line of credit and made repayments of $8.7 million. We also used approximately $5.7 million during that period to repurchase 195,899 shares under the May 2012 share repurchase program.

The Company and certain of its subsidiaries (collectively known as the “Borrower”) have a Waiver and Second Amendment (the “Second Amendment”) to their Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association as administrative agent and lender (the “Lender”). The Credit Agreement will mature on December 31, 2017. The borrower is obligated to

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

make monthly payments of $200,000 to reduce the principal amount of the loans. Additionally, the Borrowers deposited 105% of the face amount of the outstanding letters of credit in a cash collateral account with the Administrative Agent. At July 3, 2016, the principal amounts outstanding under the Facility and the Term Loans were $1.9 million and $9.8 million, respectively, along with approximately $1.1 million in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. For the six months ended July 3, 2016 and June 28, 2015, our weighted average interest rate for the Facility was 3.70% and 2.76%, respectively.

The Facility contains various financial covenants as well as customary affirmative and negative covenants for credit facilities of this type. For more information regarding the details of the customary affirmative and negative covenants, please refer to the full text of the Third Amended and Restated Credit Agreement dated May 8, 2015 filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 29, 2015, which was filed on May 8, 2015, the First Amendment to the Credit Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K, which was filed on December 11, 2015, and the Waiver and Second Amendment to the Credit Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2016.

We were in compliance with all covenants of the Credit Agreement for the quarter ended July 3, 2016 except the Adjusted Leverage Ratio. Under the Credit Agreement, the Adjusted Leverage Ratio must not exceed 5.50:1.00 for the quarter ended July 3, 2016 and the Adjusted Leverage Ratio as recalculated was 5.74:1.00. On August 16, 2016, we received a waiver of this covenant default from the Lender and have paid $500,000 in outstanding principle under the Facility.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of July 3, 2016 was approximately $14.2 million, including our line of credit, and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

Famous Dave’s of America, Inc.’s (“Famous Dave’s”) filed a complaint on July 14, 2015, against a group of former franchisees in California seeking injunctive relief and damages for: (1) Federal Trademark Infringement; (2) Federal Trademark Dilution; (3) Federal Unfair Competition; (4) Federal Trade Dress Dilution; (5) Trademark Infringement under California Business and Professions Code § 14200; (6) Trademark Dilution under California Business and Professions Code §14200; (7) Common Law Trademark Infringement; (8) Unfair Competition under California Business and Professions Code § 17200; (9) False Advertising; (10) Breach of Contract; (11) Breach of Implied Covenant of Good Faith and Fair Dealing; and (12) Intentional Interference with Contract. The claims stem from the former franchisees breaches of their franchise agreements, including the failure to pay franchise fees and their continued operation of five restaurants utilizing Famous Dave’s intellectual property without authorization. After two defendants in the case, Kurt Schneiter and M Mart 1, filed a demurrer to the Complaint, Famous Dave’s filed an Amended Complaint on October 9, 2015, reasserting the same claims. The case is captioned Famous Dave’s of America, Inc., v. SR El Centro FD, Inc., et al., Case No. BC589329, and is currently pending before the Honorable Elihu M. Berle in the Superior Court of Los Angeles. By court order, dated June 6, 2016, Famous Dave’s successfully obtained a preliminary injunction, enjoining the former franchisee defendants from using Famous Dave’s intellectual property, including its trademarks and restaurant system. The preliminary injunction is currently the subject of a pending interlocutory appeal which Famous Dave’s intends to oppose vigorously.

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

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended January 3, 2016, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 5.	OTHER INFORMATION

During the Company’s earnings call on August 15, 2016, Mr. Dexter Newman, the Company’s Chief Financial Officer, reported that the Company was in compliance with all debt covenants under the Credit Agreement with its Lender. Subsequent to the call, the Company recalculated and determined it was not in compliance with its Adjusted Leverage Ratio covenant. The Lender granted a waiver of this violation prior to filing this Quarterly Report on Form 10-Q. Please see note 6 to the Consolidated Financial Statements and Financial Condition, Liquidity, and Capital Resources section to Management’s Discussion and Analysis.

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

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: August 17, 2016	By:	/s/ Adam J. Wright
Adam J. Wright
Chief Executive Officer
Director (Principal Executive Officer)

Dated: August 17, 2016		/s/ Dexter Newman
Dexter Newman
Chief Financial Officer and Secretary
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