Form 10-Q
period 2016-10-02
FAMOUS DAVES OF AMERICA INC
filed 2016-11-16
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2016

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

As of November 11, 2016, 6,957,628 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2016 AND JANUARY 3, 2016

(in thousands, except per share data)

ASSETS	October 2, 2016 (Unaudited)	January 3, 2016
Current assets:
Cash and cash equivalents	$6,766	$5,300
Restricted cash	2,085	1,087
Accounts receivable, net	4,362	4,677
Inventories	1,886	2,070
Deferred tax assets	196	181
Prepaid expenses and other current assets	3,238	1,671
Assets held for sale	5	2,211

Total current assets	18,538	17,197

Property, equipment and leasehold improvements, net	25,929	32,491

Other assets:
Intangible assets, net	2,866	2,902
Deferred tax assets	4,420	4,411
Other assets	1,576	824

	$53,329	$57,825

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligation	$8,879	$2,193
Line of credit	1,855	—
Accounts payable	5,599	5,685
Accrued compensation and benefits	1,571	1,390
Deferred tax liabilities	100	101
Other current liabilities	3,356	3,406
Liabilities held for sale	—	1,747

Total current liabilities	21,360	14,522

Long-term liabilities:
Long-term debt, less current portion	—	10,200
Financing lease obligation, less current portion	2,422	2,757
Other liabilities	8,721	8,285

Total liabilities	32,503	35,764

Shareholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 6,958 shares issued and outstanding at October 2, 2016 and January 3, 2016, respectively	66	66
Retained earnings	20,760	21,995

Total shareholders’ equity	20,826	22,061

	$53,329	$57,825

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

OCTOBER 2, 2016 AND SEPTEMBER 27, 2015

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue:
Restaurant sales, net	$20,999	$23,323	$63,013	$74,576
Franchise royalty revenue	4,311	4,312	13,162	13,263
Franchise fee revenue	—	—	135	255
Licensing and other revenue	200	245	784	765

Total revenue	25,510	27,880	77,094	88,859

Costs and expenses:
Food and beverage costs	6,507	7,246	19,619	22,752
Labor and benefits costs	7,069	8,316	21,323	24,974
Operating expenses	6,618	6,976	18,681	21,396
Depreciation and amortization	909	1,064	2,845	3,387
General and administrative expenses	4,532	4,141	13,143	13,927
Asset impairment and estimated lease termination and other closing costs	3,620	650	4,684	1,626
Net loss (gain) on disposal of property	4	(1,781)	(181)	(1,756)

Total costs and expenses	29,259	26,612	80,114	86,306

(Loss) income from operations	(3,749)	1,268	(3,020)	2,553

Other expense:
Interest expense	(210)	(218)	(613)	(641)
Interest income	—	2	2	7
Other (expense) income, net	(1)	1	—	1

Total other expense	(211)	(215)	(611)	(633)

(Loss) income before income taxes	(3,960)	1,053	(3,631)	1,920

Income tax benefit (expense)	1,582	(96)	1,515	(440)

Net (loss) income from continuing operations	(2,378)	957	(2,116)	1,480
Net (loss) income from discontinued operations, net of tax	(81)	(249)	627	79

Net (loss) income	$(2,459)	$708	$(1,489)	$1,559

Basic net (loss) income per share — continuing operations	$(0.34)	$0.14	$(0.30)	$0.21

Basic net (loss) income per share — discontinued operations	$(0.01)	$(0.04)	$0.09	$0.01

Basic net (loss) income per share	$(0.35)	$0.10	$(0.21)	$0.22

Diluted net (loss) income per share — continuing operations	$(0.34)	$0.14	$(0.30)	$0.21

Diluted net (loss) income per share — discontinued operations	$(0.01)	$(0.04)	$0.09	$0.01

Diluted net (loss) income per share	$(0.35)	$0.10	$(0.21)	$0.22

Weighted average shares outstanding — basic	6,950	6,945	6,949	7,008

Weighted average shares outstanding — diluted	6,950	6,958	6,949	7,027

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

OCTOBER 2, 2016 AND SEPTEMBER 27, 2015

(in thousands)

(Unaudited)

	Nine Months Ended
	October 2,	September 27,
	2016	2015
Cash flows from operating activities:
Net (loss) income from continuing operations	$(2,116)	$1,480
Adjustments to reconcile net (loss) income to cash flows provided by operations:
Depreciation and amortization	2,845	3,387
Asset impairment and estimated lease termination and other closing costs	4,684	1,626
Net gain on disposal of property	(181)	(1,756)
Amortization of deferred financing costs	43	57
Deferred income taxes	(25)	(349)
Deferred rent	520	656
Stock-based compensation	254	319
Tax benefit for equity awards issued	—	(153)
Changes in operating assets and liabilities:
Restricted cash	(1,199)	(91)
Accounts receivable, net	(193)	(904)
Inventories	184	115
Prepaid expenses and other current assets	(1,571)	456
Deposits	(277)	18
Accounts payable	(388)	(7)
Accrued compensation and benefits	39	(2,047)
Other current liabilities	(98)	(596)
Other liabilities	140	(39)
Long-term deferred compensation	—	(74)

Cash flows provided by continuing operating activities	2,661	2,098
Cash flows (used for) provided by discontinued operating activities	(839)	377

Cash flows provided by operating activities	1,822	2,475

Cash flows used for investing activities:
Proceeds from the sale of assets	1,053	5,341
Purchases of property, equipment and leasehold improvements	(540)	(3,093)

Cash flows provided by continuing investing activities	513	2,248
Cash flows provided by (used for) discontinued investing activities	1,150	(52)

Cash flows provided by investing activities	1,663	2,196
Cash flows used for financing activities:
Proceeds from line of credit	1,855	20,700
Payments on line of credit	—	(19,300)
Payments of debt issuance costs	(23)	(128)
Payments on long-term debt and financing lease obligation	(3,850)	(541)
Payments from exercise of stock options	(1)	—
Tax benefit for equity awards issued	—	153
Repurchase of common stock	—	(5,672)

Cash flows used for financing activities	(2,019)	(4,788)

Increase (decrease) in cash and cash equivalents	1,466	(117)

Cash and cash equivalents, beginning of period	5,300	2,133

Cash and cash equivalents, end of period	$6,766	$2,016

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of October 2, 2016, there were 176 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada, and United Arab Emirates, including 37 company-owned restaurants and 139 franchise-operated restaurants. An additional 62 franchise restaurants were committed to be developed through signed Area Development Agreements as of October 2, 2016.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Famous Dave’s and its subsidiaries as of October 2, 2016 and January 3, 2016 and for the three and nine month periods ended October 2, 2016 and September 27, 2015, respectively. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2016 as filed with the SEC.

Due to the seasonality of our business, revenue and operating results for the three and nine months ended October 2, 2016 are not necessarily indicative of the results to be expected for the full year.

(2) Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options and restricted stock units, when dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Net (loss) income per share — basic:
Net (loss) income from continuing operations, net of taxes	$(2,378)	$957	$(2,116)	$1,480
Net (loss) income from discontinued operations, net of taxes	(81)	(249)	627	79

Net (loss) income	$(2,459)	$708	$(1,489)	$1,559
Weighted average shares outstanding	6,950	6,945	6,949	7,008
Net (loss) income from continuing operations per share — basic	$(0.34)	$0.14	$(0.30)	$0.21

Net (loss) income from discontinued operations per share — basic	$(0.01)	$(0.04)	$0.09	$0.01

Net (loss) income per share — basic	$(0.35)	$0.10	$(0.21)	$0.22

Net (loss) income per share — diluted:
Net (loss) income from continuing operations, net of taxes	$(2,378)	$957	$(2,116)	$1,480
Net (loss) income from discontinued operations, net of taxes	(81)	(249)	627	79

Net (loss) income	$(2,459)	$708	$(1,489)	$1,559
Weighted average shares outstanding	6,950	6,945	6,949	7,008
Dilutive impact of stock equivalents outstanding	—	13	—	19

Adjusted weighted average shares outstanding	6,950	6,958	6,949	7,027
Net (loss) income from continuing operations per share — diluted	$(0.34)	$0.14	$(0.30)	$0.21

Net (loss) income from discontinued operations per share — diluted	$(0.01)	$(0.04)	$0.09	$0.01

Net (loss) income per share — diluted	$(0.35)	$0.10	$(0.21)	$0.22

There were 543,000 and 221,000 options outstanding for the three and nine months ended October 2, 2016 and September 27, 2015, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

(3) Restricted Cash and Marketing Fund

We have a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered restricted. Accordingly, we reflect the cash related to this fund in restricted cash and reflect the liability in accounts payable on our consolidated balance sheets as of October 2, 2016 and January 3, 2016. We had approximately $1.1 million in this fund as of October 2, 2016 and January 3, 2016.

In conjunction with the Company’s Credit Agreement, we have deposited 105% of the face amount of the undrawn letters of credit in a cash collateral account with the Administrative Agent. We had approximately $1.0 million in restricted cash as of October 2, 2016, related to these undrawn letters of credit. We were not required to deposit funds in the cash collateral account as of January 3, 2016.

(4) Allowance for Doubtful Accounts

Accounts Receivable, Net – We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $695,000 and $246,000, at October 2, 2016 and January 3, 2016, respectively. Accounts receivable are written off when they become

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us, as well as other variables.

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

A reconciliation of beginning and ending amounts of intangible assets at October 2, 2016 and January 3, 2016, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at October 2, 2016
Lease interest assets	23.3	$1,417	$(313)	$1,104	$(48)	$1,056
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(313)	$2,914	$(48)	$2,866

(in thousands)	Remaining estimated useful life (years)	Original Cost	Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at January 3, 2016
Lease interest assets	24.1	$1,417	$(277)	$1,140	$(48)	$1,092
Liquor licenses		1,810	—	1,810	—	1,810

Total		$3,227	$(277)	$2,950	$(48)	$2,902

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6) Credit Facility, Long-Term Debt and Debt Covenants

On June 10, 2016, the Company and its subsidiaries (each, a “Borrower” and collectively, the “Borrowers”) entered into a Waiver and Second Amendment (the “Second Amendment”) to the Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) with Wells Fargo, National Association as administrative agent and lender (the “Administrative Agent”). The Second Amendment Effective Date, as defined in the Second Amendment, is June 10, 2016. Pursuant to the Second Amendment, the Credit Agreement was amended and restated to terminate the revolving credit loan commitment (the “Facility”), change the maturity date of the revolving credit loans and the term loan from December 31, 2018 to December 31, 2017, and obligate monthly payments of $200,000 to reduce the principal amount of the loans. Additionally, the Borrowers deposited 105% of the face amount of the outstanding letters of credit in a cash collateral account with the Administrative Agent which is included in restricted cash on our Consolidated Balance Sheet.

At October 2, 2016, the principal amount outstanding under the Facility and the Term Loan was $1.9 million and $8.4 million, respectively, along with approximately $1.0 million in letters of credit for real estate locations. The Credit Agreement allows for termination by the Borrower without penalty at any time. Under the Credit Agreement, the Borrowers have granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. For the nine months ended October 2, 2016 and September 27, 2015, our weighted average interest rate for the Facility was 3.67% and 2.64%, respectively.

Principal amounts outstanding under the Term Loan bear interest at the same rate as the Facility. The weighted average interest rate of the Term Loan for the nine months ended October 2, 2016 was 3.70%. There was no Term Loan at September 27, 2015.

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

For the quarter ended October 2, 2016, we were in compliance with all covenants of the Credit Agreement except the Adjusted Leverage Ratio and the Minimum Consolidated EBITDA covenants.

For the quarter ended October 2, 2016 the Adjusted Leverage Ratio was 5.57:1.00, which is higher than the maximum Adjusted Leverage Ratio permitted by the Credit Agreement of 5.50:1.00

For the quarter ended October 2, 2016 our Adjusted EBITDA was $1.0 million, which is less than the minimum Adjusted EBITDA permitted by the Credit Agreement of $1.5 million for this quarter.

It is an Event of Default under the Credit Agreement if Borrowers fail to comply with either the Adjusted Leverage Ratio or minimum Adjusted EBITDA covenant or any other covenant. Upon an Event of Default, the Lender has the right to declare the unpaid principal amount of all outstanding loans; all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other loan document to be immediately due and payable, as well as to exercise its other rights as a secured creditor. In addition, we are prohibited under the Credit Agreement from making dividends or distributions from one Borrower to another Borrower and purchasing common stock pursuant to a board-approved stock purchase program.

On November 9, 2016, the Borrowers and Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising its rights and remedies under the Credit Agreement relating to the existing defaults during a Forbearance Period ending December 9, 2016 or on the earlier date of any other Event

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Default under the Credit Agreement or breach of the Forbearance Agreement. Under the Forbearance Agreement we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement. During the Forbearance Period, we intend to closely manage our expenses and cash balances to prevent a working capital shortfall. At November 9, 2016, the principal amount outstanding under the Facility was $9.9 million, along with approximately $595,000 in letters of credit for real estate locations.

During the first nine months of fiscal 2016 the Company generated approximately $2.7 million in cash from operating activities compared to $2.1 million in the comparable period of the prior year. As of October 2, 2016, the Company ended the third quarter with total net debt of approximately $5.8 million. This compares to $11.4 million of net debt as of September 27, 2015.

During the Forbearance Period the Company intends to finalize its refinancing arrangement. As a result of the Events of Default at October 2, 2016 and given the length of the Forbearance Period, all outstanding obligations under the Credit Agreement were classified as current liabilities.

(7) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	October 2, 2016	January 3, 2016
Gift cards payable	$1,319	$1,616
Other liabilities	1,066	869
Sales tax payable	437	674
Accrued real estate taxes	279	33
Deferred franchise fees	212	134
Accrued property and equipment purchases	28	40
Income tax payable	15	40

	$3,356	$3,406

(8) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	October 2, 2016	January 3, 2016
Deferred rent	$7,656	$7,191
Other liabilities	521	455
Income taxes payable	174	12
Long term lease reserve	144	258
Long term deferred compensation	115	258
Asset retirement obligations	111	111

	$8,721	$8,285

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Performance Shares, Stock Options, Other Forms of Compensation, and Common Share Repurchases

Stock-based Compensation

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 103,800 shares of our Company’s common stock remained unreserved and available for issuance at October 2, 2016. The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

We recognized stock-based compensation expense in our consolidated statements of operations for the three and nine months ended October 2, 2016 and September 27, 2015, respectively, as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Performance Stock Units	$—	$(24)	$—	$12
Stock Options(1)(2)	157	(15)	209	241
Restricted Stock and
Restricted Stock Units	15	15	45	45

	$172	$(24)	$254	$298

(1)	The three and nine months ended September 27, 2015 included the recapture of previously recorded stock-based compensation of approximately $105,000 due to employee departures.
(2)	The nine months ended October 2, 2016 included the recapture of previously recorded stock-based compensation of approximately $126,000 due to the departure of our previous CFO.

Board of Directors’ Compensation

We recognized board of directors’ compensation expense in our consolidated statement of operations for the three and nine months ended October 2, 2016 and September 27, 2015, respectively, as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
(in thousands)
Stock-based compensation	$15	$15	$45	$45
Stock option compensation	25	(79)	69	52
Cash compensation	30	35	65	188

Total board of directors’ compensation	$70	$(29)	$179	$285

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Below is detail related to recent stock option activity associated with certain key employees:

		Option Details
Named Executive	Title*	Date	Event	Number	Term	Vesting period
					(in years)
Edward H. Rensi	CEO	1/15/2015	Grant(1)	75,000	5	Annually over three years
Edward H. Rensi	Director	7/11/2015	Forfeiture(1)	(20,000)
Brett D. Heffes	Director	7/13/2015	Forfeiture(1)	(20,000)
David J. Mastrocola	Director	7/15/2015	Forfeiture(1)	(20,000)
Abelardo Ruiz	COO	8/31/2015	Grant	71,324	5	Monthly over four years
Adam J. Wright	CEO	1/1/2016	Grant	50,000	10	Monthly over two years
Richard A. Pawlowski	CFO	1/15/2016	Grant	6,000	1.21	Three variable installments
Alfredo Martel	CMO	2/12/2016	Grant	35,000	5	Monthly over four years
Richard A. Pawlowski	CFO	4/11/2016	Forfeiture(1)	(78,000)
Dexter Newman	CFO	4/11/2016	Grant	70,000	10	Monthly over four years
Ananda Gala	Director	5/3/2016	Grant	20,000	10	Monthly over five years
Bryan Wolff	Director	5/3/2016	Grant	20,000	10	Monthly over five years
Edward H. Rensi	CEO	6/18/2016	Forfeiture(1)	(75,000)
Edward H. Rensi	Director	7/11/2016	Expiration(1)	(25,000)

*	Chief Executive Officer (CEO), Chief Financial Officer (CFO), Chief Operating Officer (COO), Chief Marketing Officer (CMO) See footnote 18, Subsequent Events, for additional information

(1)	These stock option grants were part of the 2005 Plan rather than the 2015 Plan.

The compensation expense for stock option grants is recognized under general and administrative expense in our consolidated statements of operations through the applicable service period.

Other options granted to certain non-officer employees vest in equal annual installments over a period of four years and expire either five or ten years from the grant date. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period.

Options granted to certain non-employees in exchange for future services either vest in monthly installments over a period of approximately two years or are granted monthly and vest immediately, and expire five years from the grant date. Expense equal to the current fair value is recognized over the vesting period, with the value being marked to market in each accounting period for any unvested portions of the awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. Due to a lack of recent historical share option exercise experience, the Company uses a simplified method for estimating the expected life, as outlined in Accounting Standards Codification 718, calculated using the following formula: (vesting term + original contract term)/2. Expected volatilities are based on the movement of the Company’s common stock price over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. maturities over the expected life at the time of grant.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding at January 3, 2016	507	$16.66	5.3
Granted	53	17.66
Forfeited	(53)	32.02

Options outstanding at April 3, 2016	507	$13.95	5.2

Granted	206	5.60
Forfeited	(3)	28.53
Expired	(26)	32.05

Options outstanding at July 3, 2016	684	$10.65	5.9

Granted	46	5.82
Exercised	(6)	5.90
Forfeited	(78)	12.17
Canceled or expired	(10)	31.05

Outstanding at October 2, 2016	636	$10.00	6.3

Options exercisable at October 2, 2016	242	$11.40	4.5

Weighted-average values and assumptions for valuing grants made:

	Nine Months Ended October 2, 2016	Fiscal 2015
Weighted average fair value of options granted	$2.16	$4.90
Expected life (in years)	5.7	3.3
Expected stock volatility	41.3%	51.2%
Risk-free interest rate	1.3%	1.9%

(10) Retirement Savings Plans

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s 401(k) Plan is summarized below:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Employer match %	25%	25%	25%	25%
% of earnings matched	4%	4%	4%	4%
Employee contributions	$63,000	$90,000	$250,000	$297,000
Employer match	$26,000	$13,000	$40,000	$48,000

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Deferred Compensation Plan”). Eligible participants are those employees who are at the “director” level and above and who are selected by the Company to participate in the Deferred Compensation Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Deferred Compensation Plan administrator, and the applicable regulations promulgated by the IRS. The board of directors administers the Deferred Compensation Plan and may change the declared interest rate or any other aspects of the Deferred Compensation Plan at any time.

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

The balance of the Plan for the quarters ended October 2, 2016 and January 3, 2016 was approximately $163,000 and $547,000, respectively. Of this balance approximately $48,000 and $109,000 was recorded in current liabilities and the remaining balance was recorded in other liabilities at October 2, 2016 and January 3, 2016, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s Non-Qualified Deferred Compensation Plan is summarized below:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Employer match %	25%	25%	25%	25%
% of earnings matched	4%	4%	4%	4%
Declared interest rate	6%	6%	6%	6%
Employee contributions	$10,000	$8,000	$23,000	$31,000
Employer match and interest	$4,000	$8,000	$14,000	$25,000
Distributions	$130,000	$92,000	$238,000	$107,000

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of asset impairment, estimated lease termination, and other closing costs for the three and nine months ended October 2, 2016 and September 27, 2015:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Impairment losses
Restaurant optimization	$3,420	$—	$4,313	$—
Software(1)	—	—	171	—
Smithtown, NY(2)	—	—	—	935

Total	$3,420	$—	$4,484	$935

Restaurant closure expenses
Smithtown, NY(3)	200	—	200	—
N. Riverside, IL(4)	—	368	—	368
N. Riverside, IL(5)	—	122	—	122
Other(6)	—	109	—	99
Richmond, VA area	—	16	—	144
Eden Prairie, MN	—	35	—	(42)

Total restaurant closure expenses	$200	$650	$200	$691

Provision for impairment and restaurant closings	$3,620	$650	$4,684	$1,626

(1)	Asset impairment calculated at July 3, 2016 related to a software implementation project that was discontinued.
(2)	Asset impairment calculated at June 28, 2015 based upon anticipated sale of Smithtown restaurant.
(3)	Lease termination reserve associated with a letter of credit provided to a landlord for a previously closed restaurant.
(4)	Lease termination costs associated with the cancellation of a potential new restaurant location.
(5)	Write off of development costs associated with the cancellation of a potential new restaurant location.
(6)	Includes $191,000 in costs written-off associated with closing the Lombard, Illinois field office partially offset by an $86,000 recapture of deferred rent credits.

Restaurant Optimization—During the third quarter of fiscal 2016, the Company recorded approximately $3.4 million in asset impairment charges associated with 11 restaurants which were slow to respond to several initiatives to turnaround operating performance. As a result, the Company determined that the estimated fair value of the assets was less than the net book value and recognized an impairment charge to reduce the related assets to the estimated fair value. As we continue to evaluate the restaurant portfolio we anticipate addressing the ongoing operation of the 11 locations impaired over the next 3 years by way of lease restructuring, lease assignment or subsequent closure at the end of their natural lease term.

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

The following table (in thousands) summarizes the assets held for sale and property and equipment, in each case measured at fair value in our consolidated balance sheet as of January 3, 2016 and October 2, 2016:

	Level 1	Level 2	Level 3	Total
Balance at January 3, 2016
Assets
Assets Held for Sale	$—	$1,431	$780	$2,211
Property and Equipment	$—	$—	$507	$507

Balance at October 2, 2016
Assets
Assets Held for Sale	$—	$5	$—	$5
Property and Equipment	$—	$—	$1,165	$1,165

Assets Held for Sale were recorded at fair value and were valued based upon a Real Estate Broker’s Estimate of Value for the properties (Level 3) or negotiated sale price (Level 2). Property and Equipment recorded at fair value were valued based upon a Broker’s Estimate of Value or estimated discounted future cash flows (Level 3). These assets were adjusted to net realizable value based upon the decision to dispose of the property. Total assets held for sale were reduced during the nine months ended October 2, 2016 due to the disposal of FDA’s Chicago operations sites (see note 13) and of one of the Richmond restaurants. The remaining assets held for sale at October 2, 2016 reflect the net realizable value of a restaurant (see note 11).

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

The net assets and liabilities of the Purchased Restaurants associated with this transaction were included in assets and liabilities held for sale on the accompanying Consolidated Balance Sheets at January 3, 2016. No related assets or liabilities remained at October 2, 2016. The carrying value of the assets and liabilities included in the asset sale was as follows (in thousands):

(in thousands)	January 3, 2016
Accounts receivable, net	$65
Inventories	344
Prepaid expenses and other current assets	30

Total current assets	439
Property, equipment and leasehold improvements, net	991

Total assets	$1,430

Accounts payable	$10
Accrued compensation and benefits	96
Other current liabilities	389

Total current liabilities	495
Other liabilities	1,252

Total liabilities	$1,747

The operating results of the Purchased Restaurants for the three and nine months ended October 2, 2016 and September 27, 2015 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Interest expense of $32,000 and $21,000 were allocated to discontinued operations for the nine months ended October 2, 2016 and September 27, 2015, respectively, based upon the portion of the borrowing base associated with discontinued operations. Income tax expense (benefit) of $378,000 and ($111,000) for the nine months ended October 2, 2016 and September 27, 2015, respectively have also been allocated to discontinued operations. These adjustments have been made for all periods presented.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Revenue	$—	$3,919	$2,365	$12,975
(Loss) income from operations	$(23)	$(304)	$1,019	$85
(Loss) income from discontinued operations, net of income taxes	$(81)	$(249)	$627	$79

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

On August 11, 2015, the Company consummated the sale of its Greenwood, Indiana and Florence, Kentucky restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of October 2, 2016 and January 3, 2016, the amount of the future lease payments for which the Company would be liable in the event of a default are approximately $414,000. An accrual related to any future obligation was not considered necessary at October 2, 2016 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On March 1, 2016, the Company consummated the sale of Chicago, Illinois restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of October 2, 2016, the amount of the future lease payments for which the company would be liable in the event of a default are approximately $2.0 million. An accrual related to any future obligation was not considered necessary at October 2, 2016 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

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

(16) Supplemental Cash Flow Information

	Nine Months Ended
	October 2,	September 27,
	2016	2015
(in thousands)
Cash paid for interest	$566	$570
Cash paid for income taxes, net of refunds	$266	$390

Non-cash investing and financing activities:
Increase in accrued property and equipment purchases	$10	$38

(17) Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016, ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is currently evaluating the impact these standards will have on its consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. The standard will become effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. The standard requires companies to apply the guidance retrospectively to all prior periods. The Company will adopt this at fiscal year-end of 2016 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The Company plans to adopt this ASU at fiscal year-end of 2016 and is currently evaluating the impact of this new standard on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements except as noted below.

As of October 11, 2016, Adam Wright ceased being the Chief Executive Officer of Famous Dave’s of America, Inc. (the “Company”) and, effective October 12, 2016, resigned from the Company’s Board of Directors (the “Board”).

On October 11, 2016, the Company appointed Michael Lister to serve as Chief Executive Officer and Chief Operating Officer. In connection with his appointment as Chief Executive Officer and Chief Operating Officer, Mr. Lister has entered into an employment agreement which has a four year term. Under the employment agreement, Mr. Lister is entitled to receive an annual base salary of $300,000 and is eligible for annual bonus compensation at the discretion of the Board in amounts expected to be 50% of his base salary, to be pro-rated in the case of any partial years worked. Provided that he is employed through December 31, 2016, Mr. Lister will receive a guaranteed minimum bonus of $18,750 for 2016. The Company also granted to Mr. Lister five-year, 70,000 share non-qualified stock options under the Company’s 2015 Equity Incentive Plan that will vest in equal monthly installments over the employment term (the “Stock Option”).

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of October 2, 2016, there were 176 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada, and United Arab Emirates including 37 Company-owned restaurants and 139 franchise-operated restaurants. An additional 62 franchise restaurants were in various stages of development as of October 2, 2016.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Food and beverage costs (1)	31.0%	31.1%	31.1%	30.5%
Labor and benefits costs (1)	33.7%	35.7%	33.8%	33.5%
Operating expenses(1)	31.5%	29.8%	29.6%	28.7%
Restaurant level operating margin(1)(3)	3.8%	3.4%	5.5%	7.3%
Depreciation & amortization (2)	3.6%	3.8%	3.7%	3.8%
General and administrative expenses (2)	17.8%	14.9%	17.0%	15.7%
(Loss) income from operations (2)	(14.7)%	4.5%	(3.9)%	2.9%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level operating margin is equal to taking restaurant sales, net less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Form 10-K for the fiscal year ended January 3, 2016.

Results of Operations – Three and Nine months ended October 2, 2016 compared to Three and Nine months ended September 27, 2015.

Total Revenue

Total revenue of approximately $25.5 million for the third quarter of fiscal 2016 decreased approximately $2.4 million, or 8.5%, from $27.9 million for the comparable quarter in fiscal 2015. This year over year decrease was primarily the result of refranchising five Company-owned restaurants. For the nine months ended October 2, 2016, total revenue of approximately $77.1 million decreased approximately $11.8 million, or 13.2%, from revenue of approximately $88.9 million, for the nine months ended September 27, 2015, primarily as the result of refranchising five Company-owned restaurants.

Restaurant Sales, net

Restaurant sales were approximately $21.0 million for the third quarter of fiscal 2016 compared to approximately $23.3 million for the same period in fiscal 2015, reflecting a 10.0% decrease driven by the refranchising of five Company-owned restaurant since the third quarter of 2015 and a comparable sales decrease. Comparable sales for Company-owned restaurants open 24 months or more decreased 1.0% compared to a decrease of 9.1% for the same period in 2015. This reflected a 1.5% comparable sales decline in on-premises sales on a weighted basis, partially offset by a weighted 0.5% increase in catering comparable sales.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Restaurant sales for the nine months ended October 2, 2016 were approximately $63.0 million compared to approximately $74.6 million for the nine months ended September 27, 2015, reflecting a 15.5% decrease. This decline was due to the refranchising of five Company-owned restaurants during the third quarter of 2015 and a year-to-date comparable restaurant sales decline of 5.1% as compared to a 9.1% decline in the same period of 2015.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $4.3 million for the third quarter of both fiscal 2016 and fiscal 2015, primarily reflecting the net addition of four franchise-operated restaurants, completely offset by a 3.8% comparable sales decline.

Franchise-related revenue was approximately $13.3 million for the nine months ended October 2, 2016 as compared to $13.5 million for the nine months ended September 27, 2015. This decrease is primarily due to our receipt of $250,000 in area development fees associated with a new international development agreement for the United Arab Emirates during the nine months ended September 27, 2015 and a year over year decline in royalty revenue.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes payments for opening assistance and training services that we provide to our franchisees. For the third quarter of fiscal 2016, licensing royalty revenue was approximately $244,000 compared to approximately $240,000 for the comparable period of fiscal 2015. Licensing royalty revenue was approximately $758,000 for the nine months ended October 2, 2016, as compared to $747,000 for the comparable period of fiscal 2015.

Other revenue for the fiscal 2016 third quarter was approximately ($44,000) compared to $5,000 for the comparable prior year’s third quarter. This decrease was due to a timing difference associated with certain reimbursable payments. Other revenue for the nine months ended October 2, 2016 was approximately $26,000, compared to approximately $18,000 for the comparable period of fiscal 2015.

Comparable Restaurant Net Sales

It is our policy to include restaurants that are open year round and have been open at least 24 months in our comparable restaurant net sales base. Comparable restaurant net sales for Company-owned restaurants for the third quarter of fiscal 2016 decreased 1.0% from that of the same period in the prior year, compared to fiscal 2015’s third quarter decrease of 9.1% over the comparable fiscal 2014 period. At the end of the third quarter of fiscal 2016 and the third quarter of fiscal 2015, there were 37 and 35 restaurants included in the Company-owned comparable sales base, respectively.

Comparable restaurant net sales for Company-owned restaurants open at least 24 months for the nine months ended October 2, 2016 decreased 5.1% from that of the prior year period, compared to fiscal 2015’s decrease of 9.1% over the comparable fiscal 2014 period. For the nine months ended October 2, 2016 and September 27, 2015, there were 37 and 35 restaurants included in the Company-owned comparable sales base, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Comparable restaurant net sales for franchise-operated restaurants for the third quarter of fiscal 2016 decreased 3.8% from that of the prior year period compared to fiscal 2015’s third quarter decrease of 3.6% over the comparable fiscal 2014 period. For the third quarter of 2016 and the third quarter of 2015, there were 120 and 117 restaurants included in the franchise-operated comparable sales base.

Comparable restaurant net sales for franchise-operated restaurants for the first nine months of fiscal 2016 decreased 4.4% and increased 1.9% for the first nine months of fiscal 2015, from their respective comparable prior year periods. For the first nine months of fiscal 2016 and fiscal 2015, there were 113 and 116 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

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

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales and Company-owned and franchise-operated operating weeks for the three and nine months ended October 2, 2016 and September 27, 2015:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2016	2015	2016	2015
Average Weekly Net Sales:
Company-Owned	$43,657	$44,938	$43,668	$45,586
Full-Service (32)	$44,488	$45,714	$47,286	$46,877
Counter-Service (5)	$38,337	$39,518	$37,355	$37,281

Franchise-Operated(1)	$47,961	$51,773	$49,531	$51,728

Operating Weeks:
Company-Owned	481	519	1,443	1,636
Franchise-Operated	1,834	1,698	5,421	5,228

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Food and Beverage Costs

Food and beverage costs for the third quarter of fiscal 2016 were approximately $6.5 million or 31.0% of net restaurant sales, compared to approximately $7.2 million or 31.1% of net restaurant sales for the third quarter of fiscal 2015. This year-over-year percentage decrease was the result of contract deflation. This decrease was almost completely offset by increases in portion sizes, a shift in product mix as a result of additional menu options, and lower than anticipated vendor rebates.

Food and beverage costs for the first nine months of fiscal 2016 were approximately $19.6 million or 31.1% of net restaurant sales compared to approximately $22.8 million or 30.5% of net restaurant sales for the comparable period of fiscal 2015. This year-over-year percentage increase was the result of increased challenges with protein product yields, increases in portion size, a shift in product mix as a result of the additional affordable menu options, and lower than anticipated vendor rebates, partially offset by contract deflation.

Labor and Benefits Costs

Labor and benefits costs for the third quarter ended October 2, 2016 were approximately $7.1 million or 33.7% of net restaurant sales, compared to approximately $8.3 million or 35.7% of net restaurant sales for the three months ended September 27, 2015. This decrease as a percent of net restaurant sales was primarily due to declines in direct labor costs and open positions in the manager matrix. These decreases were partially offset by wage rate inflation.

Labor and benefits for the nine months ended October 2, 2016 were approximately $21.3 million, or 33.8% of net restaurant sales, compared to approximately $25.0 million, or 33.5% of net restaurant sales, for the nine months ended September 27, 2015. This increase as a percent of net restaurant sales was due to sales deleverage on fixed labor costs.

Operating Expenses

Operating expenses for the third quarter of fiscal 2016 were approximately $6.6 million, or 31.5% of net restaurant sales, compared to operating expenses of approximately $7.0 million, or 29.8% of net restaurant sales, for the third quarter of fiscal 2015. This increase was the result of increases in other direct operating expenses and sales deleverage on fixed operating and occupancy costs.

During the third quarter of both 2016 and 2015, advertising as a percentage of net sales was 2.9%. In both periods there was a 1.0% marketing contribution.

Operating expenses for the nine months ended October 2, 2016 were approximately $18.7 million, or 29.6% of net restaurant sales, compared to approximately $21.4 million, or 28.7% of net restaurant sales, for the nine months ended September 27, 2015. This increase as a percentage of sales is the result of sales deleverage on fixed operating costs and higher supply costs partially offset by a year over year decline in utility and repairs and maintenance costs.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of 2016 was approximately $909,000, or 3.6% of total revenue, compared to $1.1 million, or 3.8% of total revenue in the third quarter of fiscal 2015. Depreciation and amortization expense for the nine months ended October 2, 2016 and September 27, 2015 was approximately $2.8 million and $3.4 million, respectively, and was 3.7% and 3.8%, respectively, of total revenue. This decrease in both dollars and as a percent of revenue is due to the closure and refranchising of Company restaurants.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and occupancy costs incurred prior to the opening of a new restaurant. Included in pre-opening costs is the cost of rent incurred, if any, prior to the restaurant opening. We did not incur any pre-opening costs during the third quarter of either 2016 or 2015 and during the nine months ended October 2, 2016 and September 27, 2015.

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

Following is a summary of asset impairment, estimated lease termination, and other closing costs for the three and nine months ended October 2, 2016 and September 27, 2015:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Impairment losses
Restaurant optimization	$3,420	$—	$4,313	$—
Software(1)	—	—	171	—
Smithtown, NY(2)	—	—	—	935

Total	$3,420	$—	$4,484	$935

Restaurant closure expenses
Smithtown, NY(3)	200	—	200	—
N. Riverside, IL(4)	—	368	—	368
N. Riverside, IL(5)	—	122	—	122
Other(6)	—	109	—	99
Richmond, VA area	—	16	—	144
Eden Prairie, MN	—	35	—	(42)

Total restaurant closure expenses	$200	$650	$200	$691

Provision for impaired assets and restaurant closings	$3,620	$650	$4,684	$1,626

(1)	Asset impairment calculated at July 3, 2016 related to a software implementation project that was discontinued.
(2)	Asset impairment calculated at June 28, 2015 based upon anticipated sale of Smithtown restaurant.
(3)	Lease termination reserve associated with a letter of credit provided to a landlord for a previously closed restaurant.
(4)	Lease termination costs associated with the cancellation of a potential new restaurant location.
(5)	Write off of development costs associated with the cancellation of a potential new restaurant location.
(6)	Includes $191,000 in costs written-off associated with closing the Lombard, Illinois field office partially offset by an $86,000 recapture of deferred rent credits.

Restaurant Optimization—During the third quarter of fiscal 2016, the Company recorded approximately $3.4 million in asset impairment charges associated with 11 restaurants which were slow to respond to several initiatives to turnaround operating performance. As a result, the Company determined that the estimated fair value of the assets was less than the net book value and recognized an impairment charge to reduce the related assets to the estimated fair value. As we continue to evaluate the restaurant portfolio we anticipate addressing the ongoing operation of the 11 locations impaired over the next 3 years by way of lease restructuring, lease assignment or subsequent closure at the end of their natural lease term.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

General and Administrative Expenses

General and administrative expenses for the third quarter of 2016 were approximately $4.5 million, or 17.8% of total revenue, compared to approximately $4.1 million, or 14.9% of total revenue, for the third quarter of fiscal 2015. This year over year increase as a percent of revenue was the result of a settlement agreement, costs incurred for franchise related matters and increased stock-based compensation. These increases were partially offset by declines in severance and travel costs.

General and administrative expenses for the first nine months of fiscal 2016 were approximately $13.1 million, or 17.0% of total revenue, compared to approximately $13.9 million, or 15.7% of total revenue, for the first nine months of fiscal 2015. This increase as a percent of revenue was the result of revenue deleveraging, a settlement agreement, and costs incurred for franchise related matters. These increases were partially offset by professional fees related to brand development which were not repeated in the first nine months of 2016.

Interest Expense

Interest expense was approximately $210,000, or 0.8% of total revenue, for the third quarter of fiscal 2016, compared to approximately $218,000, or 0.8% of total revenue, for the comparable fiscal 2015. This category includes interest expense for our term loan, financing lease obligations, line of credit, and interest for deferrals made under our non-qualified deferred compensation plan.

Interest expense was approximately $613,000, or 0.8% of total revenue, for the first nine months of fiscal 2016 and approximately $641,000, or 0.7% of total revenue, for the first nine months of fiscal 2015.

Provision for Income Taxes

For the third quarter of 2016, we recorded an estimated tax benefit of approximately $1.6 million, or 39.9% of income before income taxes. This compares to an estimated tax expense of approximately $96,000, or 9.1% of income before income taxes, for the third quarter of 2015. For the nine months ended October 2, 2016, our tax benefit was approximately $1.5 million, or 41.7% of income before income taxes. This compares to an estimated tax expense of approximately $440,000, or 22.9% of income before income taxes, for the nine months ended September 27, 2015.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Basic and Diluted Net Income Per Share

Net loss for the three months ended October 2, 2016 was approximately $2.5 million, or ($0.35) per basic and diluted share, respectively, on approximately 6,950,000 weighted average basic and diluted shares outstanding. Net income for the three months ended September 27, 2015 was approximately $708,000, or $0.10 per basic and diluted on approximately 6,945,000 weighted average basic shares outstanding and 6,958,000 weighted average diluted shares outstanding, respectively.

Net loss for the nine months ended October 2, 2016 was approximately $1.5 million, or ($0.21) per basic and diluted share on approximately 6,949,000 weighted average basic and diluted shares outstanding. Net income for the nine months ended September 27, 2015 was approximately $1.6 million, or $0.22 per basic and diluted share on approximately 7,008,000 weighted average basic shares outstanding and approximately 7,027,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $6.8 million at October 2, 2016 and approximately $5.3 million at January 3, 2016.

Our current ratio, which measures our immediate short-term liquidity, was 0.87 at October 2, 2016 and 1.18 at January 3, 2016. The current ratio is computed by dividing total current assets by total current liabilities. The decrease in our current ratio was primarily due to the inclusion of the line of credit and term loan in current liabilities partially offset by an increase in our cash on hand and restricted cash required for the collateralization of the undrawn letters of credit, as well as declines in liabilities held for sale.

Net cash provided by operating activities for the nine months ended October 2, 2016 was approximately $2.7 million which reflects a net loss of approximately $2.1 million. Included in net loss are non-cash impairment charges of approximately $4.7 million and non-cash depreciation and amortization of $2.8 million. This was offset by a $1.6 million increase in prepaid and other current assets and a $1.2 million increase in restricted cash.

Net cash provided by operating activities for the nine months ended September 27, 2015 was approximately $2.1 million, reflecting net income of approximately $1.5 million, non-cash depreciation and amortization of approximately $3.4 million, and non-cash impairment charges of $1.6 million. These inflows were partially offset by a $2.0 million decrease in accrued compensation and a $1.8 million gain on disposal of property.

Net cash provided by investing activities was approximately $513,000 for the first nine months of fiscal 2016, reflecting $1.1 million in proceeds from the sale of assets, offset by $540,000 in capital expenditures. For the first nine months of fiscal 2015, net cash provided by investing activities totaled approximately $2.2 million from $5.3 million in proceeds from the sale of assets, offset by $3.1 million of capital expenditures for our existing restaurants and other infrastructure projects.

Net cash used for financing activities was approximately $2.0 million in the first nine months of fiscal 2016. Net cash used by financing activities was approximately $4.8 million for the comparable period in fiscal 2015. During the first nine months of 2016, we made draws of $1.9 million on our line of credit and made repayments of $3.9 million on our long-term debt. During the nine months ended September 27, 2015, we made draws of $20.7 million on our line of credit and made repayments of $19.3 million. We also used approximately $5.7 million during that period to repurchase 195,899 shares under the May 2012 share repurchase program.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

The Company and certain of its subsidiaries (collectively known as the “Borrower”) have a Waiver and Second Amendment (the “Second Amendment”) to their Third Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association as administrative agent and lender (the “Lender”). The Credit Agreement will mature on December 31, 2017. The borrower is obligated to make monthly payments of $200,000 to reduce the principal amount of the loans. Additionally, the Borrowers deposited 105% of the face amount of the outstanding letters of credit in a cash collateral account with the Administrative Agent.

At October 2, 2016, the principal amounts outstanding under the Facility and the Term Loans were $1.9 million and $8.4 million, respectively, along with approximately $1.0 million in letters of credit for real estate locations. The Credit Agreement allows for the termination of the Facility by the Borrower without penalty at any time. Under the Credit Agreement, the Borrower has granted the Lender a security interest in all current and future personal property of the Borrower.

Principal amounts outstanding under the Facility bear interest either at an adjusted Eurodollar rate or “Base Rate” plus an applicable margin. For the nine months ended October 2, 2016 and September 27, 2015, our weighted average interest rate for the Facility was 3.67% and 2.64%, respectively.

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

For the quarter ended October 2, 2016, we were in compliance with all covenants of the Credit Agreement except the Adjusted Leverage Ratio and the Minimum Consolidated EBITDA covenants.

For the quarter ended October 2, 2016 the Adjusted Leverage Ratio was 5.57:1.00, which is higher than the maximum Adjusted Leverage Ration permitted by the Credit Agreement of 5.50:1.00

For the quarter ended October 2, 2016 our Adjusted EBITDA was $1.0 million, which is less than the minimum Adjusted EBITDA permitted by the Credit Agreement of $1.5 million for this quarter.

It is an Event of Default under the Credit Agreement if Borrowers fail to comply with either the Adjusted Leverage Ratio or minimum Adjusted EBITDA covenant or any other covenant. Upon an Event of Default, the Lender has the right to declare the unpaid principal amount of all outstanding loans; all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other loan document to be immediately due and payable, as well as to exercise its other rights as a secured creditor. In addition, we are prohibited under the Credit Agreement from making dividends or distributions from one Borrower to another Borrower and purchasing common stock pursuant to a board-approved stock purchase program.

On November 9, 2016, the Borrowers and Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising its rights and remedies under the Credit Agreement relating to the existing defaults during a Forbearance Period ending December 9, 2016 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the Forbearance Agreement. Under the Forbearance Agreement we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement. During the Forbearance Period, we intend to closely manage our expenses and cash balances to prevent a working capital shortfall. At November 9, 2016, the principal amount outstanding under the Facility was $9.9 million, along with approximately $595,000 in letters of credit for real estate locations.

During the first nine months of fiscal 2016 the Company generated approximately $2.7 million in cash from operating activities compared to $2.1 million in the comparable period of the prior year. As of October 2, 2016, the Company ended the third quarter with total net debt of approximately $5.8 million. This compares to $11.4 million of net debt as of September 27, 2015.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

During the Forbearance Period the Company intends to finalize its refinancing arrangement. As a result of the Events of Default at October 2, 2016 and given the length of the Forbearance Period, all outstanding obligations under the Credit Agreement were classified as current liabilities.

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

Our Company’s financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents investments with original maturities of three months or less when purchased and which are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments. Our total outstanding long-term debt as of October 2, 2016 was approximately $13.2 million, including our line of credit, term loan and financing lease obligations. The terms of our credit facility with Wells Fargo Bank, National Association, as administrative agent and lender are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended January 3, 2016, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K except as follows.

If we do not maintain compliance with our credit agreement with Wells Fargo, Wells Fargo may accelerate our obligation to repay all amounts outstanding.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

For the quarter ended October 2, 2016, we were in compliance with all covenants of the Credit Agreement except the Adjusted Leverage Ratio and the Minimum Consolidated EBITDA covenant.

For the quarter ended October 2, 2016, the Adjusted Leverage Ratio was 5.57:1.00, which is higher than the maximum Adjusted Leverage Ratio permitted by the Credit Agreement of 5.50:1.00.

For the quarter ended October 2, 2016, our Adjusted EBITDA was $1.0 million, which is less than the minimum Adjusted EBITDA permitted by the Credit Agreement of $1.5 million for this quarter.

It is an Event of Default under the Credit Agreement if Borrowers fail to comply with either the Adjusted Leverage Ratio or Minimum Adjusted EBITDA covenant or any other covenant. Upon an Event of Default, the Lender has the right to declare the unpaid principal amount of all outstanding loans; all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other loan document to be immediately due and payable, as well as to exercise its other rights as a secured creditor. In addition, we are prohibited under the Credit Agreement from making dividends or distributions from one Borrower to another Borrower and purchasing common stock pursuant to a board-approved stock purchase program.

On November 9, 2016, the Borrowers and the Lender entered into a Forbearance Agreement pursuant to which the Lender agreed to forbear from exercising its rights and remedies under the Credit Agreement relating to the existing defaults during a Forbearance Period ending December 9, 2016 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the Forbearance Agreement. Under the Forbearance Agreement, we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement. During the Forbearance Period, we intend to closely manage our expenses and cash balances to prevent a working capital shortfall. At November 9, 2016, the principal amount outstanding under the Facility was $9.9 million, along with approximately $595,000 in letters of credit for real estate locations.

During the first nine months of fiscal 2016 the Company generated approximately $2.7 million in cash from operating activities compared to $2.1 million in the comparable period of the prior year. As of October 2, 2016, the Company ended the third quarter with total net debt of approximately $5.8 million. This compares to $11.4 million of net debt as of September 27, 2015.

During the Forbearance Period, the Company intends to finalize its refinancing arrangement. As a result of the Events of Default at October 2, 2016 and given the length of the Forbearance Period, all outstanding obligations under the Credit Agreement were classified as current liabilities.

If we are unable to successfully refinance the Credit Facility during the Forbearance Period, comply with the other terms of the Credit Agreement, comply with the terms of the Forbearance Agreement or extend the Forbearance Period as needed to successfully complete an amendment or restructuring, Wells Fargo would be entitled to accelerate and declare due all amounts outstanding under the Credit Agreement. In the event of such acceleration, our available cash would be insufficient to repay all amounts due under the Credit Agreement without obtaining alternative debt financing, equity financing or a combination thereof.

There can be no assurance that we will comply, successfully refinance or restructure the Credit Agreement, comply with the terms of the Forbearance Agreement or the Credit Agreement, or successfully negotiation an extension of the Forbearance Period if needed.

As a result of the Events of Default at October 2, 2016 and given the length of the Forbearance Period, all outstanding obligations under the Credit Agreement were classified as current liabilities.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 5.	OTHER INFORMATION

Forbearance Agreement

The Company and each of its subsidiaries is a Borrower under that certain Third Amended and Restated Credit Agreement dated May 8, 2015 with Wells Fargo, National Association as administrative agent and lender. In order to address the two financial covenant violations resulting in an Event of Default under the Credit Agreement, the Borrowers and Wells Fargo entered into a forbearance agreement dated November 9, 2016. Pursuant to Forbearance Agreement, Wells Fargo agreed to forbear from exercising its rights and remedies under the Credit Agreement relating to the existing defaults during for a Forbearance Period ending December 9, 2016 or on the earlier date of any other Event of Default under the Credit Agreement or breach of the forbearance agreement. Under the forbearance agreement, we have agreed not to request and Wells Fargo is not obligated to make any further extensions of credit to us under the Credit Agreement.

The foregoing summary of the Forbearance Agreement is qualified in all respects by Forbearance Agreement; please refer to the full text of the Forbearance Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

10.1

Forbearance Agreement dated November 9, 2016 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender

10.2	Employment Agreement dated October 11, 2016 between Famous Dave’s of America and Doug Renegar

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRLTaxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: November 16, 2016	By:	/s/ Michael Lister
Michael Lister
Chief Executive Officer/Chief Operating Officer
Director (Principal Executive Officer)

Dated: November 16, 2016		/s/ Dexter Newman
Dexter Newman
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Forbearance Agreement dated November 9, 2016 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender

10.2	Employment Agreement dated October 11, 2016 between Famous Dave’s of America and Doug Renegar

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document