Form 10-K
period 2017-01-01
FAMOUS DAVES OF AMERICA INC
filed 2017-03-21
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $23.9 million as of July 1, 2016, (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose. As of March 7, 2017, 6,957,628 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended January 1, 2017, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

PART I

ITEM 1.	BUSINESS

Summary of Business Results and Plans

Famous Dave’s of America, Inc. (“Famous Dave’s”, the “Company,” “we,” “us” or “our”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of January 1, 2017, there were 176 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, including 37 Company-owned restaurants and 139 franchise-operated restaurants. An additional 62 franchise restaurants were committed to be developed through signed area development agreements at January 1, 2017.

The Company’s total revenue declined from $114.2 million in fiscal 2015 to $99.2 million in fiscal 2016. This decline was primarily the result of refranchising five, and the closure of one, company-owned restaurants in fiscal 2015, the loss of the 53rd operating week which occurred in fiscal 2015, a Company-owned comparable sales decline of 5.0% and a decline in royalty revenue primarily driven by 4.7% franchise-operated comparable sales decline.

Fiscal 2016 loss per basic share was $0.42, which included approximately $4.8 million or $0.41 per basic share, of asset impairment and estimated lease terminations and other closing costs. Approximately $4.4 million of these charges were associated with 11 restaurants which were slow to respond to several initiatives to turnaround operating performance. Additionally, there was a lease termination charge for a previously refranchised restaurant. Finally, operating performance declined as a result of a year over year increase in food and beverage, labor and benefit, and restaurant operating and occupancy costs partially offset by a decline in general and administrative expenses.

In first quarter of fiscal 2016, the Company refranchised seven company-owned restaurants in the Chicago area (located in Addison, Algonquin, Bolingbrook, Evergreen Park, North Riverside, Orland Park, and Oswego, Illinois). This transaction resulted in classifying these restaurants as “Discontinued Operations” for all years reported and excluding them from the operating results.

It is important to note, sales for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors may evaluate the extent to which Company-owned restaurant operations are realizing their revenue potential.

The Company continues to be focused on four key priorities: revitalizing sales and traffic, reducing costs, elevating organizational effectiveness, and rebuilding culture. The Company plans to revitalize sales and traffic through the continued focus on the totality of the Guest experience; food and beverage innovation that concentrates on value; the continued optimization of marketing platforms; restaurant refresh and remodel packages; and digital services to drive To Go and Catering sales.

The Company plans on reducing costs through continued investment in its labor model, based on time and motion studies that will allow the Company to achieve greater, sustained levels of labor efficiencies. Additionally, the Company is driving simplification on the menu, thereby removing operational complexity and allowing it to leverage supply chain efficiencies. The Company will maintain a continued focus on theoretical food costs versus actual food costs and on reducing waste in its restaurants. Also, the focus on reducing general and administrative expenses through the removal of redundant and unproductive costs and systems will continue.

Finally, the Company continues to work on improving organizational effectiveness through its allocation of time to more value enhancing activities such as continued operations teach-backs of food execution and Guest services throughout the Company and franchise field organization. The Company is focused on improving its franchise relationships through improved data analytics and the sharing of best practices, and is improving employee engagement throughout the organization.

The Company continues to execute on its restaurant optimization plan. The Company will aim to sell some of its existing restaurants to existing and new franchisees that have the ability to not only acquire these restaurants but also to develop additional restaurants. The Company believes refranchising focuses the organization on serving its franchisees.

Financial Information about Segments

Since inception, the Company’s revenue, operating income and assets have been attributable to the single industry segment of the foodservice industry. The Company’s revenue and operating income for each of the last three fiscal years, and our assets for each of the last two fiscal years, are set forth elsewhere in this Annual Report on Form 10-K under Item 8, Financial Statements and Supplementary Data.

Narrative Description of Business

Famous Dave’s restaurants, a majority of which offer full table service, feature wood-smoked and off-the-grill entrée favorites that fit into the broadly defined barbeque category. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of January 1, 2017, 32 of our Company-owned restaurants were full-service and five were counter-service. Generally, our prototypical design includes the following elements: a designated bar, a signature exterior smokestack, a separate entrance for our To Go business and a patio (where available). We have designs that can be adapted to fit various location sizes and desired service styles such as full-service or counter-service.

In 2016, four franchise openings were a mixture of conversions of existing full-service casual dining restaurants to our concept as well as new construction, including two restaurants opened in the United Arab Emirates. In fiscal 2016 and 2015, we did not open any Company-owned restaurants. In fiscal 2014, the Company completed a significant remodel of two Chicago-area restaurants.

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

Focus on Guest Experience — We believe that a renewed focus on enhancing our Guests’ experience and listening to their feedback is an essential pillar of the Company. In 2017, we will continue to test and further enhance our guests experience by focusing on hospitality, food execution and training. We believe a positive guest experience, combined with our high-quality food, makes Famous Dave’s appeal to families, children, teenagers and adults of all ages and socio-economic and demographic backgrounds.

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

Operational Excellence — During fiscal 2016, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food and hospitality, across our system. We define operational excellence as also meaning an unyielding commitment to superior service for our Guests during every visit. In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques while remaining true to authentic barbeque. Operational excellence is also an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety.

Our menu focuses on a number of popular smoked, barbequed, grilled meats, entrée items and delicious side dishes which are prepared using easy-to-operate kitchen equipment and processes that use proprietary seasonings, sauces and mixes. This streamlined food preparation system helps manage the cost of operation by requiring fewer staff, lowering training costs, and eliminating the need for highly compensated chefs. Additionally, barbeque has the ability to be batch cooked and held, which enables our award winning food to get to our Guests quickly, whether in the restaurant, at their homes, or at a catering event. In order to enhance our appeal, expand our audience, increase frequency, and feature our cravable products, we have assembled a research and development product pipeline designed to generate new, delicious and exciting menu items that allow us to regularly update our menu.

During 2016, we offered our Guests several new products as well as featured several signature menu items. Early in 2016, and in support of the Lenten season, we featured several fish entrée’s such as catfish, salmon, cod, and buffalo shrimp. We also offered an Easter holiday meal program with our own Signature Smoked Hams. In the spring, we launched a promotion that featured “our House-Smoked Turkey”, on a platter, a sandwich or as the main protein on a salad. In the fall, the Company featured items showcased by Dave Anderson on the Destination America’s hit TV series SMOKED which included St. Louis Spare-Ribs, zesty pork loin, boar sausage, and blue ribbon broccoli salad. Finally, during the holiday season, we featured system-wide a Signature Smoked Ham and Signature Smoked Turkey product available for off-premise occasions.

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

We are a performance-based organization, committed to recognizing and rewarding performance at all levels of the organization. Our performance management process includes performance calibration at the organizational level as a means of providing measurable, comparative employee evaluations relative to peer contribution, taking into account specific core competencies and goals. It is designed to provide a complete picture of performance that is consistent across the organization. We offer a total rewards program that is benchmarked closely against the industry and includes health and welfare coverage, 401(k) and non-qualified deferred compensation with a company match, base pay and incentive pay programs developed to sustain our market competitive position. Our Human Resource and Training organization focuses on the selection and retention of talent through programs in overall workforce planning, performance management, development, safety and risk reduction, and continued enhancements in our organizational structures for all positions in the business.

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

All Managers must complete an eight-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New employees participate in training under the close supervision of our Management. Each General Manager reports to an Area Director, who manages from six to nine restaurants, depending on the region. Our Area Directors have all served as General Managers, either for Famous Dave’s or for other restaurants, and are responsible for ensuring that operational standards are consistently applied in our restaurants, communicating Company focus and priorities, and supporting the development of restaurant management teams. In addition to the training that the General Managers are required to complete as noted above, our Area Directors receive additional training through Area Director Workshops that focus specifically on managing multiple locations, planning, time management, staff and management development skills.

We have a Vice President of Company Operations who is responsible for overseeing all Company-owned restaurants. This individual works closely with the Area Directors to support day-to-day restaurant operations. In addition, the Vice President of Company Operations assists in the professional development of our multi-unit supervisors and general managers and is also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. The Vice President of Company Operations reports to the Chief Executive Officer/Chief Operating Officer.

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

Catering accounted for approximately 13.0% of our net sales for fiscal 2016, as compared to 12.3% in fiscal 2015 and 9.8% in fiscal 2014. We see catering as an opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants, and each restaurant has a dedicated vehicle to support our catering initiatives.

To Go accounted for approximately 30.0% of net restaurant sales for fiscal 2016, as compared to 28.2% in fiscal 2015 and 26.5% in Fiscal 2014. Our restaurants have been designed specifically to accommodate a significant level of To Go sales, including a separate To Go entrance with prominent and distinct signage, and for added convenience, we separately staff the To Go counter. To further enhance To Go sales, we offer our Guest the ability to order online to improve convenience. We believe our focus on To Go enables Famous Dave’s to capture a greater portion of the “take-out” market by allowing consumers to “trade within our brand,” when dining in is not always an option. We pursue efforts to increase awareness of To Go in all Company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants.

Guest Satisfaction — We believe that we achieve a significant level of repeat business by providing high-quality food, efficient friendly service, and warm caring hospitality in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the purposeful hiring, training and supervision of personnel and the establishment of, and adherence to, high standards of performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms.

Value Proposition and Guest Frequency — We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.99 to $26.99, resulting in a per person dine-in and To Go average of $15.38 during fiscal 2016. During fiscal 2016, per person average tickets for lunch averaged $13.29 and per person average ticket for dinner averaged $17.48. We intend to use value priced offerings, new product introductions, and the convenience of connecting with guests on their own terms, to drive new and infrequent guests into our restaurants for additional meal occasions.

Marketing, Promotion and Sales

We believe that by specializing in unique and distinctive smoked meats, poultry & fish, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. To further develop the advertising and promotional materials and programs designed to create brand awareness and increase the reach of the brand, we have a system-wide marketing fund. All Company-owned restaurants, and those franchise-operated restaurants with agreements signed after December 17, 2003 are generally required to contribute 1.0% of net sales to this fund. In fiscal 2016, the Marketing Ad Fund contribution was 1.0% of net sales and will continue to be so in fiscal 2017.

The marketing team, working with outside consultants and other resources, is responsible for the advertising, promotion, creative development, and branding for Famous Dave’s. Franchise-operated restaurants place the advertising and marketing programs in their local markets based on contractual requirements, while the Famous Dave’s marketing team plans and executes the advertising and marketing for Company-owned restaurants. Famous Dave’s uses industry standard marketing efforts that include broadcast media, digital, online & social media platforms, public relations and out-of-home vehicles. During 2016, we had approximately 1.7 million Famous Nation members.

The strategic focus for marketing and promotion is to ensure that Famous Dave’s is recognized as the category–defining brand in BBQ, to create and sustain attractive differentiation in consumer’s mind, and to continue to strengthen the brand’s positioning and consistency. To help drive top-line sales, we are implementing a guest research driven innovation process to create its rolling 18-month marketing calendar with specific strategic goals. Additionally, a number of new initiatives were planned around enhancing the menu, the guest experience, events marketing and social media.

In 2016, we highlighted value and affordability in our menu along with promoting additional value offerings through LTO’s and day of the week offerings such as “Wednesday Slowdown Lowdown” or a Sunday fried chicken offering as well as featuring a lunch menu. Famous Dave’s also continued to promote its To Go and Catering offering. This has allowed us to connect with Guests on their terms and offer unique and often compelling sources of growth, and each occasion is growing at a different rate. Leveraging this occasions matrix, we are uniquely poised to offer more immediate relevancy and sales opportunities by solving the guest’s daily dinner dilemma and address these differences in our marketing, including menu, promotional outreach, pricing, and new product news.

Location Strategy

We believe that the barbeque segment of the casual dining niche of the restaurant industry continues to offer strong growth opportunities, and we see few impediments to our growth on a geographical basis. Our geographical concentration, as of January 1, 2017, was 38% Midwest, 11% Middle Atlantic, 8% South, 31% West, 8% Northeast, 1% in Canada, 2% in Puerto Rico and 1% in the United Arab Emirates. We were located in 32 states, the Commonwealth of Puerto Rico, Canada and the United Arab Emirates as of January 1, 2017.

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

As part of our development strategy, we have engaged design firms to redesign and reimage the traditional full-service prototype. These firms have assisted in developing plans for future service style models such as an updated counter-service, line-service and hybrid flex-service models. The future service-style models will allow us access new markets or strategically locate restaurants in existing markets where a full-service restaurant is unlikely to be financially viable. The surrounding trade area will determine which service style is appropriate. Site selection will focus on newly developed green-field retail developments or existing retail projects being re-developed.    Conversion opportunities will be considered on a case by case basis. We intend to finance company restaurant development through the use of cash on hand, cash flow generated from operations, and through availability on our revolving line of credit.

Company-Owned Restaurant Development — In fiscal 2017, we do not expect to open a Company-owned restaurant. In the future we expect to continue to build in our existing markets in high profile, heavy traffic retail locations. Our plan is to focus on sustainable, controlled growth, primarily in markets where multiple restaurants can be opened, thereby expanding consumer awareness, and creating opportunities for operating, distribution, and marketing efficiencies.

Franchise-Operated Restaurant Development — We expect to continue to grow the franchise program. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. As of January 1, 2017, we had signed franchise area development agreements with aggregate commitments for 61 additional units that are expected to open over approximately the next five years, including an additional two units in the United Arab Emirates. However, there can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network here and outside of the United States.

Generally, we find franchise candidates with prior franchise casual-dining restaurant experience in the markets for which they will be granted. In the past, area development agreements generally ranged from 3 to 15 restaurants, however, we have been willing to discuss smaller unit agreements as well as individual franchise restaurants in the right markets where it makes sense. Additionally, we have begun to focus on certain strategic international markets where it makes sense. We do believe that the additional service-style formats will allow us to bring new franchisees, with diverse restaurant experience, into the system.

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

At January 1, 2017, we had 35 ownership groups operating 139 Famous Dave’s franchise restaurants. Signed area development agreements, representing commitments to open an additional 62 franchise restaurants, were in place as of January 1, 2017. There can be no assurance that these franchisees will fulfill their commitments or fulfill them within the anticipated timeframe.

As of January 1, 2017, we had franchise-operated restaurants in the following locations:

United States	Number of Franchise-Operated Restaurants
Arizona	6
California	19
Colorado	6
Delaware	2
Florida	3
Idaho	2
Illinois	10
Indiana	4
Iowa	3
Kansas	2
Kentucky	2
Maine	1
Maryland	1
Michigan	7
Minnesota	4
Missouri	2
Montana	4
Nebraska	4
Nevada	6
New Jersey	1
New York	2
North Dakota	3
Oregon	2
Ohio	2
Pennsylvania	4
South Dakota	2
Tennessee	5
Texas	3
Utah	3
Washington	7
Wisconsin	10

United States Total	132
The Commonwealth of Puerto Rico	4
Canada	1
United Arab Emirates	2

Total franchise-operated restaurants	139

Our Franchise Operations Department is led by the Chief Executive and Operating Officer, who guides the efforts of a Sr. Vice President of Franchise Operations, supported by four Franchise Business Consultants. The Sr. Vice President of Franchise Operations has the responsibility of supporting our franchisees throughout the system and plays a critical role for us as well as for our franchise community. The Sr. Vice President of Franchise Operations as well as the Franchise Business Consultants manages the relationship between the franchisee and the franchisor and provides an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are an active participant towards enhancing performance, as they partner in strategic and operations planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. They ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the Sr. Vice President of Franchise Operations and the Franchise Business Consultants and the Support Center but are not required to do so.

The Company has a comprehensive operations scorecard and training tool that helps us measure the operational effectiveness of our Company-owned and franchise-operated restaurants. This scorecard is used to evaluate, monitor and improve operations in areas such as guest satisfaction, health and safety standards, community involvement, and local store marketing effectiveness, among other operating metrics. Also, we generally provide support as it relates to all aspects of franchise operations including, but not limited to, store openings and operating performance. Finally, the Company solicits feedback from our franchise system by having an active dialogue with all franchisees throughout the year.

Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees and continuing royalty payments. Currently, our area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements, the one time, non-refundable payment is negotiated on a per development agreement basis and is determined based on the costs incurred to sell that development agreement. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, small wares, décor and training fees as well as working capital. In 2016, franchisees were required to contribute 1.0% of net sales to a marketing fund dedicated to building system-wide brand awareness. In 2017, franchisees will be required to contribute 1.0% of net sales to the marketing fund. Additionally, franchisees have historically spent 1.5% to 2.0% of their net sales annually on local marketing activities. Currently, franchisees are required to spend approximately 1.5% of their net sales annually on local marketing activities.

Seasonality

Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt guest and team member transportation to our restaurants.

Government Regulation

Our Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Any difficulty or failure to obtain required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew a license, could interrupt operations at an existing restaurant, any of which would adversely affect our operations. Restaurant operating costs are also affected by other government actions that are beyond our control, including increases in minimum hourly wage requirements, worker’s compensation insurance rates, health care insurance costs, property and casualty insurance, and unemployment and other taxes. We are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

Team Members

As of January 1, 2017, we employed approximately 1,645 team members of which approximately 173 were salaried full-time employees. None of our team members are covered by a collective bargaining agreement. We consider our relationships with our team members to be good.

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

Challenging economic conditions may have a negative effect on our business and financial results.

The restaurant industry is affected by macro-economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. Challenging economic conditions may negatively impact consumer spending and thus cause a decline in our financial results. For example, international, domestic and regional economic conditions, consumer income levels, financial market volatility, social unrest, governmental, political and budget matters and a slow or stagnant pace of economic growth generally may have a negative effect on consumer confidence and discretionary spending. In recent years, we believe these factors and conditions have affected consumer traffic and comparable restaurant sales for us and throughout our industry and may continue to result in a challenging sales environment in the casual dining sector. A decline in economic conditions or negative developments with respect to any of the other factors mentioned above, generally or in particular markets in which we or our franchisees operate, and our Guests’ reactions to these trends could result in increased pressure with respect to our pricing, traffic levels, commodity and other costs and the continuation of our innovation and productivity initiatives, which could negatively impact our business and results of operations. These factors could also cause us or our franchisees to, among other things, reduce the number and frequency of new restaurant openings, impair the assets of or close restaurants as well as delay remodeling of existing restaurant locations. Further, poor economic conditions may force nearby businesses to shut down, which could cause our restaurant locations to be less attractive.

A failure to maintain continued compliance with the financial covenants of our credit facility may result in termination of the credit facility and may have a material adverse effect on our ability to accomplish our business objectives.

At April 3, 2016, July 3, 2016, and October 2, 2016, we were not in compliance with financial covenants under our Credit Agreement (the “Credit Agreement”) with Wells Fargo, National Association as administrative agent and lender (“Wells Fargo”).

As a result of breaches of our financial covenants in the first, second, and third quarters of fiscal 2016 with Wells Fargo, National Association as administrative agent and lender (“Wells Fargo”), the Company refinanced its Credit Facility with Venture Bank (the “Lender”) with three separate loans. The First Loan agreement is a $3.7 million loan and is evidenced by a promissory note (the “Loan 1”). The Second Loan agreement provides for two separate loans from the Lender to the borrowers set forth therein in aggregate principal amount of $7.3 million, one in the principal amount of $6.3 million (“Loan 2”) and other principal amount of $1.0 million (“Loan 3”). At the end of the fiscal 2016, the Company had additional borrowing capacity with Loan 3.

Depending on the duration of the Company’s recovery, our ability to comply with financial covenants under our credit facility on a continuing basis may be adversely affected. These financial covenants include, among other things, a minimum debt service coverage ratio.

In the event we fail to comply with these or other financial covenants in the future and are unable to obtain similar amendments or waivers, our lender will have the right to demand repayment of all principal amounts outstanding under the Loan 1, Loan 2, or Loan 3. At January 1, 2017, principal amounts outstanding on Loan 1 was $3.7 million, principal amounts outstanding on Loan 2 was $6.3 million and there were no principal amounts outstanding for Loan 3. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our real estate and personal property, which serves as collateral for the loans. Replacement financing may be unavailable to us on similar terms or at all. Termination of our existing loans without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

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

In fiscal 2017, the Company does not anticipate opening a new Company-owned restaurant. There is no guarantee that any of the Company-owned or franchise-operated restaurants will open when planned, or at all, due to many factors that may affect the development and construction of our restaurants, including landlord delays, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the project, and other unanticipated increases in costs, any of which could give rise to delays and cost overruns. There can be no assurance that we will successfully implement our growth plan for our Company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.

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

We may not be successful in maintaining or expanding our international footprint.

Our current franchise program includes four restaurants in the Commonwealth of Puerto Rico, one restaurant in Manitoba, Canada, and two restaurants in the United Arab Emirates. Because there are a very limited number of international restaurants, we may not be completely aware of the development efforts involved and barriers to entry into new foreign markets. As a result, we may incur more expenses than originally anticipated and there is a risk that we may not be successful in expanding internationally. If we are successful in maintaining or expanding our international footprint, our future results could be materially adversely affected by a variety of uncontrollable and changing factors affecting international operations including, among others, regulatory, social, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns, and changes in the laws and policies. Furthermore, by maintaining or expanding our international footprint, our brand value could be harmed by factors outside of our control, including, among other things, difficulties in achieving the consistency of product quality and service compared to our U.S. restaurants and an inability to obtain adequate and reliable supplies of ingredients and products.

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

We rely heavily on information technology to conduct our business, and any material failure or interruption of service could adversely affect our operations. Furthermore, we accept credit and debit card payments in our restaurants. Recently, retailers have experienced actual or potential security breaches in which credit and debit card information may have been compromised, including several highly-publicized incidents. Although we take it very seriously and expend resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. If our guests’ consumer data or our team members’ personal data are compromised, our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties and other remedial costs. In addition, as a franchisor, we are subject to additional reputation risk associated with data breaches that could occur at one of our franchise locations that could potentially harm the Famous Dave’s brand reputation.

Failure to achieve our projected cost savings from our efficiency initiatives could adversely affect our results of operations and eliminate potential funding for growth opportunities.

In recent years as well as in the future, we have identified strategies and taken steps to reduce operating costs and free up resources to reinvest in our business. These strategies include supply chain efficiencies, reducing food waste, implementing labor scheduling tools and various information systems projects. We continue to evaluate and implement further cost-saving initiatives. However, the ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, such as our ability to obtain improved supply pricing and the reliability of any new suppliers or technology, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. Failure to achieve such desired savings could adversely affect our results of operations and financial condition and curtail investment in growth opportunities.

Litigation could have a material adverse impact on our business and our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by consumers, employees and others regarding issues such as food borne illness, food safety, premises liability, “dram shop” statute liability, compliance with wage and hour requirements, work-related injuries, promotional advertising, discrimination, harassment, disability and other operational issues common to the foodservice industry, as well as contract disputes and intellectual property infringement matters. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

Significant adverse weather conditions and other disasters or unforeseen events could negatively impact our results of operations.

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, hurricanes and earthquakes, terror attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, severe winter weather conditions have impacted our traffic and results of operations in the past.

We evaluate restaurant sites and long-lived assets for impairment and expenses recognized as a result of any impairment would negatively affect our financial condition and consolidated results of operations.

During fiscal 2016, we recognized asset impairment, lease termination and other closing costs of $4.8 million, which included approximately $4.4 million in asset impairment charges associated with 11 restaurants which were slow to respond to several initiatives to turnaround operating performance. As a result, we determined that the estimated fair value of these assets was less than the net book value and recognized an impairment charge to reduce the related assets to the estimated fair value. As we continue to evaluate the restaurant portfolio we anticipate addressing the ongoing operation of the 11 locations impaired over the next 3 years by way of lease restructuring, lease assignment, subleasing, or subsequent closure at the end of their natural lease term. Additionally, a lease termination reserve costs associated with a letter of credit provided to a landlord of a previously closed restaurant and costs associated with a software implementation project that was discontinued.

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

Our authorized capital consists of 100,000,000 shares of capital stock. Our Board of Directors, without any action by the shareholders, may designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. As of March 7, 2017, we had 6,957,628 shares of common stock outstanding.

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

The development cost of our restaurants varies depending primarily on the size and style of the restaurant, whether the property is purchased or leased, and whether it is a conversion of an existing building or a newly constructed restaurant. We have engaged a design firm to redesign and reimage the traditional full-service prototype and develop plans for three additional service style models including counter-service, line-service and hybrid flex-service models. The three-additional service-style models will allow us to access new markets or strategically locate restaurants in existing markets where a full-service restaurant is not sustainable. The surrounding trade area will determine which service style is appropriate. These new prototypes can be built as free standing buildings, as end caps of a building or as in-line locations. Additionally, we offer lower cost conversion packages that provide our franchisees with the flexibility to build in cost effective formats, such as opportunities to convert existing restaurants into a Famous Dave’s restaurant.

In fiscal 2016, we did not open any new Company-owned locations and refranchised seven Company-owned restaurants in the Chicago-area (located in Addison, Algonquin, Bolingbrook, Evergreen Park, North Riverside, Orland Park, and Oswego, Illinois). In fiscal 2015, we did not open any new Company-owned locations, closed one location and refranchised five additional company-owned restaurants. In fiscal 2014, we did not open any new Company owned locations and closed four locations. Due to the flexibility and scalability of our concept, there are a variety of development opportunities available now and in the future. In fiscal 2017, we do not expect to open a Company-owned restaurant.

Our leased restaurant facilities are occupied under agreements with remaining terms ranging from 4 months to 31 years, including renewal options. Such leases generally provide for fixed rental payments plus operating expenses associated with the properties. Several leases also require the payment of percentage rent based on net sales.

Our Minnesota executive offices are currently located in approximately 28,600 square feet in Minnetonka, Minnesota. Our executive office lease expires November 2018, with two five-year renewal options. The minimum annual rent commitment remaining over the lease term, including renewal options, is approximately $3.8 million. During fiscal 2015, we sublet approximately 10,340 square feet to two subtenants. During 2015, our 8,400-square foot office in Lombard, IL was closed and sublet to another tenant. This office lease expires October 2022. The minimum annual rent commitment remaining over the lease term is approximately $715,000.

We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future. The following table sets forth certain information about our existing Company-owned restaurant locations, as of January 1, 2017, sorted by opening date:

	Location	Square Footage	Interior Seats	Owned or Leased		Date Opened/Acquired
1	Roseville, MN (3)	4,800	105	Leased		June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased		September 1996
3	Maple Grove, MN	6,100	146	Leased	(1)	April 1997
4	Highland Park (St. Paul, MN)(3)	5,200	125	Leased		June 1997
5	Stillwater, MN	5,200	130	Leased	(1)	July 1997
6	Apple Valley, MN(3)	3,800	90	Leased	(1)	July 1997
7	Forest Lake, MN(3)	4,500	100	Leased		October 1997
8	Minnetonka, MN	5,500	140	Owned	(2)	December 1997
9	Plymouth, MN(3)	2,100	49	Owned	(2)	December 1997
10	West Des Moines, IA	5,700	150	Leased		April 1998
11	Des Moines, IA	5,800	150	Leased		April 1998
12	Bloomington, MN	5,400	140	Leased		October 1998
13	Woodbury, MN	5,900	180	Owned	(2)	October 1998
14	Columbia, MD	7,200	270	Leased		January 2000
15	Annapolis, MD	6,800	219	Leased		January 2000
16	Frederick, MD	5,600	180	Leased		January 2000
17	Woodbridge, VA	6,000	219	Leased		January 2000
18	Sterling, VA	5,800	200	Leased		December 2000
19	Oakton, VA	4,400	184	Leased		May 2001
20	Laurel, MD	5,200	165	Leased		August 2001
21	Chantilly, VA	6,400	205	Leased		January 2006
22	Waldorf, MD	6,600	200	Leased		June 2006
23	Coon Rapids, MN	6,300	160	Owned	(2)	December 2006
24	Fredericksburg, VA	6,500	219	Leased		September 2007
25	Owings Mills, MD	6,700	219	Leased		November 2007
26	Alexandria, VA	6,600	219	Leased		February 2008
27	Brick, NJ	5,200	181	Leased		March 2010
28	Mays Landing, NJ	6,400	237	Leased		March 2010
29	Westbury, NY	6,400	276	Leased		March 2010
30	New Brunswick, NJ	7,200	255	Leased		March 2010
31	Mountainside, NJ	8,800	253	Leased		March 2010
32	Metuchen, NJ	6,200	176	Leased		March 2010
33	Bel Air, MD	6,360	199	Leased		August 2010
34	Falls Church, VA	5,430	169	Leased		August 2011
35	Gainesville, VA	6,000	215	Leased		June 2012
36	Germantown, MD	5,000	160	Leased		September 2013
37	Timonium, MD	5,600	187	Leased		November 2013

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.

(2)	Restaurant land and building are owned by the Company.

(3)	Counter service restaurant

ITEM 3.	LEGAL PROCEEDINGS

From time-to-time, we are involved in various legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate dispositions of these matters will not have a material adverse effect on our consolidated financial position and results of operations. Currently, there are no significant legal matters pending except as described below.

Famous Dave’s of America, Inc. (“Famous Dave’s”) filed a complaint on July 14, 2015, against a group of former franchisees in California seeking injunctive relief and damages for: (1) Federal Trademark Infringement; (2) Federal Trademark Dilution; (3) Federal Unfair Competition; (4) Federal Trade Dress Dilution; (5) Trademark Infringement under California Business and Professions Code § 14200; (6) Trademark Dilution under California Business and Professions Code §14200; (7) Common Law Trademark Infringement; (8) Unfair Competition under California Business and Professions Code § 17200; (9) False Advertising; (10) Breach of Contract; (11) Breach of Implied Covenant of Good Faith and Fair Dealing; and (12) Intentional Interference with Contract. The claims stem from the former franchisees’ breaches of their franchise agreements, including the failure to pay franchise fees and their continued operation of five restaurants utilizing Famous Dave’s intellectual property without authorization. After two defendants in the case, Kurt Schneiter and M Mart 1, filed a demurrer to the Complaint, Famous Dave’s filed an Amended Complaint on October 9, 2015, reasserting the same claims. The case is captioned Famous Dave’s of

America, Inc., v. SR El Centro FD, Inc., et al., Case No. BC589329, and is currently pending before the Honorable Elihu M. Berle in the Superior Court of Los Angeles. By court order, dated June 6, 2016, Famous Dave’s successfully obtained a preliminary injunction, enjoining the former franchisee defendants from using Famous Dave’s intellectual property, including its trademarks and restaurant system. The preliminary injunction is currently the subject of a pending interlocutory appeal which Famous Dave’s intends to oppose vigorously.

On July 28, 2015, these franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint [Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329] alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs are seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees. Famous Dave’s denies the allegations and intends to vigorously defend against them. The foregoing litigation is pending and in the early stages of discovery. No trial date has been set.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Market Information

Our common stock has traded on the NASDAQ Stock Market since July 24, 1997 under the symbol DAVE. Currently, our common stock trades on the NASDAQ Global Market. The following table summarizes the high and low sale prices per share of our common stock for the periods indicated, as reported on the NASDAQ Global Market.

	2016		2015
Period	High	Low	High	Low
1st Quarter	$7.05	$5.01	$34.72	$24.50
2nd Quarter	$6.14	$4.75	$30.94	$18.22
3rd Quarter	$6.73	$4.99	$20.97	$12.36
4th Quarter	$5.53	$4.42	$12.96	$6.70

Holders

As of March 7, 2017, we had approximately 332 shareholders of record and approximately 3,254 beneficial shareholders.

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

Stock Performance Graph

Below is a line-graph presentation that compares the cumulative, five-year return to the Company’s shareholders (based on appreciation of the market price of the Company’s common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or Peer Group Index constructed by the Company. The following presentation compares the Company’s common stock price for the period from January 2, 2011 through January 1, 2017, to the S&P 500 Stock Index and to the S&P Small Cap Restaurant Index.

The Company has elected to use the S&P Small Cap Restaurant Index in compiling its stock performance graph because it believes the S&P Small Cap Restaurant Index represents a comparison to competitors’ with similar market capitalization to the Company.

The presentation assumes that the value of an investment in each of the Company’s common stock, the S&P 500 Index and S&P Small Cap Restaurants was $100 on January 1, 2012, and that any dividends paid were reinvested in the same security.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Famous Dave’s of America, Inc., the S&P 500 Index,

and S&P Small Cap Restaurants

*

$100 invested on 1/1/12 in stock or 12/31/11 in index, including reinvestment of dividends. Fiscal year ending January 1, 2017 with previous specific fiscal year ends at January 1, 2012, December 30, 2012, December 29, 2013, December 28, 2014 and January 3, 2016.

Copyright© 2017 Standard & Poor’s, a division of S&P Global. All rights reserved.

Purchases of Equity Securities by the Issuer

None

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

The selected financial data as of and for the fiscal years ended January 1, 2017 (fiscal 2016), January 3, 2016 (fiscal 2015), December 28, 2014 (fiscal 2014), December 29, 2013 (fiscal 2013), and, December 30, 2012 (fiscal 2012) have been derived from our consolidated financial statements as audited by Grant Thornton LLP, our independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

FISCAL YEAR
($’s in 000’s, except per share data and average weekly sales)	2016	2015(1)	2014	2013	2012
STATEMENTS OF OPERATIONS DATA
Revenue	$99,179	$114,226	$131,862	$137,282	$138,871
Asset impairment and estimated lease termination and other closing costs(2)	($4,788)	($1,520)	($4,517)	($1,181)	($370)
(Loss) income from operations	($4,090)	$2,144	$3,856	$6,584	$5,833
Income tax benefit (expense)	$2,000	($48)	($732)	($1,697)	($751)
Net (loss) income from continuing operations	($2,942)	$1,079	$2,255	$3,949	$4,062
Net income (loss) from discontinued operations	$511	($5,463)	$642	$818	$298
Net (loss) income	($2,431)	($4,384)	$2,897	$4,767	$4,360
Basic continuing net (loss) income per common share	($0.42)	$0.15	$0.31	$0.54	$0.54
Basic discontinued net income (loss) per common share	$0.07	($0.78)	$0.09	$0.11	$0.04
Basic net (loss) income per common share	($0.35)	($0.63)	$0.40	$0.65	$0.58
Diluted continuing net (loss) income per common share	($0.42)	$0.15	$0.31	$0.52	$0.53
Diluted discontinued net income (loss) per common share	$0.07	($0.78)	$0.09	$0.11	$0.04
Diluted net (loss) income per common share	($0.35)	($0.63)	$0.40	$0.62	$0.57
BALANCE SHEET DATA (at year end)
Cash and cash equivalents	$4,450	$5,300	$2,133	$1,293	$2,074
Total assets	$50,945	$57,825	$66,677	$75,337	$76,253
Long-term debt less current maturities	$11,129	$12,957	$11,493	$18,924	$22,105
Total shareholders’ equity	$19,968	$22,061	$31,802	$32,791	$33,767
OTHER DATA
Restaurant Sales:
Company-owned	$81,511	$95,475	$113,522	$118,780	$119,613
Number of restaurants open at year end:
Company-owned restaurants	37	44	50	54	53
Franchise-operated restaurants	139	135	139	140	135

Total restaurants	176	179	189	194	188
Company-owned comparable sales
Sales decrease (3)	(5.0)%	(9.3)%	(5.7)%	(0.7)%	(2.1)%
Average weekly sales: (4)
Company-owned restaurants	$42,365	$44,366	$47,202	$49,514	$49,172

(1)	Fiscal 2015 was 53 weeks. All other presented fiscal years consisted of 52 weeks.

(2)

Fiscal 2016 reflects impairment charges for eleven restaurants slow to respond to several initiatives to turnaround operating performance, a lease termination reserve associated with a letter of credit provided to a landlord for a previously closed restaurant, and costs associated with a software implementation project that was discontinued. Fiscal 2015 reflects impairment charges for four refranchised restaurants and one closed restaurant, and lease costs for the closed Chicago field office and a cancelled restaurant relocation. Fiscal 2014 reflects non-cash impairment charges for six Company-owned restaurants, two lease restructurings charges at additional Company-owned restaurants and the décor warehouse, the write-off of décor due to a change in operating strategy and closing costs associated with Company owned restaurants. Fiscal 2013 reflects non-cash impairment charges for one Company-owned restaurant, a lease restructuring at another Company-owned restaurant, and residual closing costs for a restaurant relocated in 2013. Fiscal 2012 primarily reflects closing costs for three Company-owned restaurants as well as a lease reserve for one of the closed restaurants.

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

OVERVIEW

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of January 1, 2017, there were 176 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, including 37 Company-owned restaurants and 139 franchise-operated restaurants. An additional 62 franchise restaurants were committed to be developed through signed area development agreements as of January 1, 2017.

Fiscal Year

Our fiscal year ends on the Sunday nearest December 31st of each year. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ended January 1, 2017 (fiscal 2016), consisted of 52 weeks while January 3, 2016 (fiscal 2015) consisted of 53 weeks, and December 28, 2014 (fiscal 2014) consisted of 52 weeks. Fiscal 2017, which ends on January 1, 2018, will consist of 52 weeks.

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

We have discussed the development and selection of the following critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to such policies in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquor licenses — The Company owns transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated balance sheets (see note 3 to our consolidated financial statements) at January 1, 2017 and January 3, 2016. We annually review the liquor licenses for impairment and in fiscal 2016 we impaired one license by $50,000 as we believe its value has experienced a long-term decline due to changes in the economic and demographic circumstances in the related area. In 2015 no impairment charges were required to be recorded. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $270,000 and $246,000, at January 1, 2017 and January 3, 2016, respectively. In fiscal 2015, the increase in the allowance for doubtful accounts was primarily due to the aging of receivables associated with certain franchisee groups. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

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

The following table presents items in our consolidated statements of operations as a percentage of total revenue or net restaurant sales, as indicated, for the following fiscal years:(4)

	2016	2015	2014
Food and beverage costs(1)	31.0%	30.5%	29.5%
Labor and benefits costs(1)	34.6%	34.1%	32.5%
Operating expenses(1)(3)	30.4%	29.1%	27.8%
Restaurant level operating margin(1)	4.0%	6.3%	10.2%
Depreciation and amortization expenses (2)	4.0%	4.1%	3.8%
General and administrative(2)	16.9%	16.7%	12.1%
(Loss) income from continuing operations(2)	(4.1)%	1.9%	2.9%

(1)	As a percentage of restaurant sales, net

(2)	As a percentage of total revenue

(3)	Restaurant level cash operating margin is equal to restaurant sales, net, less food and beverage costs, labor and benefit costs, and operating expenses.

(4)

Data regarding our restaurant operations as presented in this table includes sales, costs and expenses associated with our Rib Team, which netted a loss of $7,000 in fiscal year 2014. In fiscal years 2016 and 2015 we did not have any Rib Team operations. Our Rib Team traveled around the country introducing people to our brand of barbeque and building brand awareness.

Fiscal Year 2016 Compared to Fiscal Year 2015

Due to the strategic operational changes we continued throughout 2016 and 2015, we are continuing to evaluate and assess various aspects of our business that may impact our budgets and expected financial performance for fiscal 2017. As a result, we believe that it is premature to provide any guidance for fiscal 2017 in this report and have elected not to do so.

Total Revenue

Total revenue of approximately $99.2 million for fiscal 2016 decreased approximately $15.0 million, or 13.2%, from total revenue of $114.2 in fiscal 2015, reflecting the annualized impact of refranchising five Company-owned restaurants and closure of one Company-owned restaurants during 2015. Other factors included a Company-owned restaurant comparable sales decline of 5.0% in 2016, a reduction in royalty revenues due to 4.7% franchise-operated comparable sales decline, and the loss of Company sales and royalties from the 53rd operating week which occurred in fiscal 2015. Fiscal 2016 consisted of 52 weeks while 2015 consisted of 53 weeks.

Restaurant Sales, net

Restaurant sales, net for fiscal 2016 were approximately $81.5 million, compared to approximately $95.5 million for fiscal 2015 reflecting a 14.6% decrease. Total restaurant sales, net reflected the annualized impact of refranchising five Company-owned restaurants and closure of one Company-owned restaurant during 2015. During fiscal 2016 there was a 5.0% comparable sales decrease which, on a weighted basis, comprised a 4.3% comparable sales decrease for dine-in sales, a 0.7% comparable sales decrease for To Go and a 0.1% comparable sales decrease for catering.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $16.7 million for fiscal 2016 and $17.8 million for fiscal 2015. The franchise-related revenue reflected four franchise-operated openings and seven Company-owned restaurants that were refranchised during fiscal 2016 offset by the closure of seven franchise-operated restaurants in fiscal 2016 and the impact of the loss of the 53rd operating week which occurred in 2015. Additionally, franchise-operated restaurants experienced a 4.7% comparable sales decline. Fiscal 2016 included 7,215 franchise operating weeks, compared to 7,107 franchise operating weeks in fiscal 2015. There were 139 franchise-operated restaurants open at January 1, 2017, compared to 135 at January 3, 2016.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Licensing revenue was approximately $981,000 for fiscal 2016 as compared to $940,000 for fiscal 2015.

Other revenue for fiscal 2016 was approximately $22,000 compared to approximately $14,000 for fiscal 2015. The increase was primarily due to the increase in the number of franchise openings from three in 2015 to four in 2016.

Same Store Net Sales (or Comparable Net Sales)

It is our policy to include in our same store net sales base, restaurants that are open year-round and have been open at least 24 months. Same store net sales for Company-owned restaurants open at least 24 months ended January 1, 2017 decreased 5.0%, compared to fiscal 2015’s decrease of 9.3%. For fiscal 2016 and fiscal 2015, there were 37 and 35 restaurants, respectively, included in the Company-owned 24 month comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2015 decreased 4.7%, compared to fiscal 2015’s comparable same store net sales which were down 2.5%. For fiscal 2016 and fiscal 2015, there were 116 and 115 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Same store net sales for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. Our management believes that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales for fiscal 2016 and fiscal 2015:

	Fiscal Years Ended
	January 1, 2017	January 3, 2016
Average Weekly Net Sales (AWS):
Company-Owned	$42,365	$42,661
Full-Service	$43,348	$43,330
Counter-Service	$36,073	$37,896
Franchise-Operated(1)	$48,194	$50,202

(1)

AWS for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Food and Beverage Costs

Food and beverage costs for fiscal 2016 were approximately $25.3 million, or 31.0%, of net restaurant sales compared to approximately $29.1 million, or 30.5%, of net restaurant sales for fiscal 2015. This increase as a percent of sales was the result of investments in portion size to improve the Guest experience and a shift in product mix given additional affordable menu options presented to our Guest. These increases were partially offset by food contract deflation and a focus on reducing food waste.

Labor and Benefits Costs

Labor and benefits costs for fiscal 2016 were approximately $28.2 million, or 34.6%, of net restaurant sales, compared to approximately $32.6 million, or 34.1%, of net restaurant sales for fiscal 2015. This increase as a percent of sales was primarily due to sales deleverage on fixed and management labor costs and increased direct labor costs partially offset by a decline in management labor costs.

Operating Expenses

Operating expenses for fiscal 2016 were approximately $24.8 million, or 30.4%, of net restaurant sales, compared to approximately $27.8 million, or 29.1%, of net restaurant sales for fiscal 2015. This increase as a percent of sales was primarily related to sales deleverage on fixed operating and occupancy costs as well as a year over year increase in supplies and repairs and maintenance costs, and other operating costs partially offset by a decline in utility costs.

In fiscal 2016, advertising, as a percentage of sales, was approximately 2.5%, compared to fiscal 2015’s percentage at 2.6%. For 2016 and 2015, the Marketing Fund contribution was 1.0%.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2016 and 2015 was approximately $3.7 million and $4.5 million, respectively, and was 3.7% and 3.9%, respectively, of total revenue. The decline in total expense reflects the reduction in total property, equipment and leasehold improvements due to the refranchising and closing of six restaurants during 2015.

General and Administrative Expenses

General and administrative expenses for fiscal 2016 were approximately $16.8 million, or 16.9%, of total revenue compared to approximately $19.0 million, or 16.7% of total revenue for fiscal 2015. Recurring core general and administrative expenses have decreased year over year, reflecting our continued, successful initiative to reduce use, redesign services, and restructure capabilities as we optimize our business model. This initiative serves to clarify what support functions are expected to deliver, focuses on eliminating nonessential activities, and scrutinizing the processes that deliver support services.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

Following is a summary of events for fiscal 2016 and fiscal 2015:

Restaurant Optimization

During fiscal 2016, the Company recorded approximately $4.4 million in asset impairment charges associated with 11 restaurants which were slow to respond to several initiatives to turnaround operating performance. As a result, the Company determined that the estimated fair value of the assets was less than the net book value and recognized an impairment charge to reduce the related assets to their estimated fair value. As we continue to evaluate our restaurant portfolio we anticipate addressing the ongoing operation of the 11 locations impaired over the next 3 years by way of lease restructuring, lease assignment, subleasing or subsequent closure at the end of their natural lease term.

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

On December 28, 2014, the remaining book values, were valued at the estimated proceeds from the sale and were recorded as assets held for sale in the consolidated balance sheets. Two of these properties were sold during the third quarter of fiscal 2015 and the first quarter of 2016, respectively. On January 3, 2016, the remaining property’s fair value was reclassified to property, equipment and leasehold improvements, net because it was not probable that the assets would be sold in the next 12 months.

	Fiscal Year Ended
(dollars in thousands)	January 1, 2017	January 3, 2016
Asset Impairments
Restaurant optimization	$4,376	$—
Software(1)	156	—
May’s Landing, NJ	50	—
Smithtown, NY(2)	—	935

Total	$4,582	$935

Restaurant closure expenses
Smithtown, NY(3)	200	—
Other(6)	6	(6)
N. Riverside, IL(4)	—	368
Richmond, VA area	—	143
N. Riverside, IL(5)	—	122
Eden Prairie, MN	—	(42)

Total restaurant closure expenses	$206	$585

Provision for impairment and restaurant closings	$4,788	$1,520

(1)	Asset impairment calculated at July 3, 2016 related to a software implementation project that was discontinued.

(2)	Asset impairment calculated at June 28, 2015 based upon expected sale of Smithtown restaurant.

(3)	Lease termination reserve associated with a letter of credit provided to a landlord for a previously closed restaurant.

(4)	Lease termination costs associated with the cancellation of a potential new restaurant location.

(5)	Write off of development costs associated with the cancellation of a potential new restaurant location.

(6)	Includes $191,000 in costs written-off associated with closing the Lombard, Illinois field office partially offset by an $86,000 recapture of deferred rent credits.

Pre-opening Expenses

Pre-opening expenses consist of labor, food, utilities, training and rent costs incurred prior to the opening of a restaurant. Included in pre-opening costs is pre-opening rent for approximately 16 weeks prior to opening but this will vary based on lease terms. During fiscal 2016 and 2015, we had $0 and $1,000, respectively, of pre-opening expenses which included pre-opening rent and other pre-opening expenses.

Interest Expense

Interest expense was approximately $855,000, or 0.9%, of total revenue for fiscal 2016, and $1.0 million, or 0.9%, of total revenue for fiscal 2015.

Interest Income

Interest income was approximately $2,000 for fiscal 2016 and $11,000 for fiscal 2015. Interest income reflects interest received on short-term cash and cash equivalent balances as well as on outstanding accounts receivable balances.

Provision for Income Taxes

For fiscal 2016, our tax provision was a benefit of approximately $2.0 million, or 40.5%, of loss before income taxes, compared to the prior year comparable period expense of approximately $48,000, or 4.3% of income before income taxes. Our effective tax rate for fiscal 2016 reflected year over year changes in pre-tax income (loss).

Income or loss from discontinued operations, net of taxes

For fiscal 2016, our income from discontinued operations was approximately $511,000 reflecting two months of operations prior to the disposal of discontinued operations offset by approximately $442,000 of tax expense. This compares to a loss from discontinued operations totaling approximately $5.5 million for fiscal 2015, reflecting a $2,000 operating loss combined with an $8.8 million asset impairment charge, offset by a $3.3 million tax benefit.

Basic and Diluted Net Income (Loss) Per Common Share

Net loss for fiscal 2016 was approximately $2.9 million, or $0.42 per basic and diluted share, respectively, on approximately 6,950,000 weighted average basic and diluted shares outstanding. Net income for fiscal 2015 was approximately $1.1 million, or $0.15 per basic and diluted share, respectively, on approximately 6,992,000 weighted average basic shares outstanding and approximately 7,013,000 weighted average diluted shares outstanding, respectively.

Fiscal Year 2015 Compared to Fiscal Year 2014

Total Revenue

Total revenue of approximately $114.2 million for fiscal 2015 decreased approximately $17.6 million, or 13.4%, from total revenue of $131.9 million in fiscal 2014, reflecting the refranchising of five Company-owned restaurants and the closure of one Company-owned restaurant as well as a comparable sales decline, partially offset by revenues from the 53rd week of fiscal 2015. Fiscal 2015 had 53 operating weeks while 2014 consisted of 52 weeks.

Restaurant Sales, net

Restaurant sales, net for fiscal 2015 were approximately $95.5 million, compared to approximately $113.5 million for fiscal 2014 reflecting a 15.9% decrease. Total restaurant sales reflected the refranchising of five Company-owned restaurants, closure of one Company-owned restaurant during 2015, and the annualized impact of three restaurants closed at the end of fiscal 2014. During fiscal 2015 there was a 9.3% comparable sales decrease which was, on a weighted basis, comprised of a 7.7% comparable sales decrease for dine-in sales, a 2.0% comparable sales decrease for To Go, and a 0.4% comparable sales increase for catering.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which includes initial franchise fees and area development fees. Franchise-related revenue was approximately $17.8 million in fiscal 2015 and $17.4 million in fiscal 2014. The franchise-related revenue reflected three franchise-operated openings in fiscal 2015 and five Company-owned restaurants that were refranchised, combined with the impact of the 53rd week. These increases were partially offset by the closure of twelve franchise-operated restaurants in fiscal 2015 and a comparable sales decline of 2.5%. Fiscal 2015 included 7,107 franchise operating weeks, compared to 7,244 franchise operating weeks in fiscal 2014. There were 135 franchise-operated restaurants open at January 3, 2016, compared to 139 at December 28, 2014.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. Licensing revenue was approximately $940,000 for fiscal 2015 as compared to $878,000 for fiscal 2014.

Other revenue for fiscal 2015 was approximately $14,000 compared to approximately $76,000 for the comparable period of fiscal 2014. The decrease was primarily due to a decrease in the number of franchise openings year over year and a corresponding decrease in the opening assistance required.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year-round and have been open at least 24 months. Same store net sales for Company-owned restaurants open at least 24 months ended January 3, 2016 decreased 9.3%, compared to fiscal 2014’s decrease of 5.7%. For fiscal 2015 and fiscal 2014, there were 35 and 42 restaurants, respectively, included in the Company-owned 24 month comparable sales base.

Same store net sales on a 24 month basis for franchise-operated restaurants for fiscal 2015 decreased 2.5%, compared to fiscal 2014’s comparable same store net sales which were down 2.5%. For fiscal 2015 and fiscal 2014, there were 115 and 117 restaurants, respectively, included in the franchise-operated 24 month comparable sales base.

Same store net sales for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales for fiscal 2015 and fiscal 2014:

	Fiscal Years Ended
	January 3,	December 28,
	2016	2014
Average Weekly Net Sales (AWS):
Company-Owned	$42,661	$46,836
Full-Service	$43,330	$47,784
Counter-Service	$37,896	$39,034
Franchise-Operated(1)	$50,202	$51,059

(1)

AWS for franchise-operated restaurants are not revenues of the Company and are not included in the Company’s consolidated financial statements. The Company’s management believes that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that the Company receives from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Food and Beverage Costs

Food and beverage costs for fiscal 2015 were approximately $29.1 million, or 30.5%, of net restaurant sales compared to approximately $33.5 million, or 29.5%, of net restaurant sales for fiscal 2014. This increase as a percent of sales was the result of anticipated food contract inflation partially offset by a settlement of a class action suit.

Labor and Benefits Costs

Labor and benefits costs for fiscal 2015 were approximately $32.6 million, or 34.1%, of net restaurant sales, compared to approximately $36.9 million, or 32.5%, of net restaurant sales for fiscal 2014. This increase as a percent of restaurant sales, net was primarily due to sales deleverage on fixed and management labor costs and in efficiencies in direct labor controls as a result of the implementation of a new labor management system for part of fiscal 2015.

Operating Expenses

Operating expenses for fiscal 2015 were approximately $27.8 million, or 29.1%, of net restaurant sales, compared to approximately $31.5 million, or 27.8%, of net restaurant sales for fiscal 2014. This increase as a percent of sales was primarily related to sales deleverage on fixed operating costs as well as a year over year increase in repairs and maintenance.

In fiscal 2015, advertising, as a percentage of sales, was approximately 2.6% compared to fiscal 2014’s percentage at 2.7%. For 2015, the Marketing Fund contribution returned to 1.0% and was 0.75% in fiscal 2014.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2015 and 2014 was approximately $4.5 million and $5.2 million, respectively, and was 3.9% and 3.9%, respectively, of total revenue. The decline in total expense reflects the reduction in total property, equipment and leasehold improvements due to the refranchising or closure of six restaurants during fiscal 2015.

General and Administrative Expenses

General and administrative expenses for fiscal 2015 were approximately $19.0 million or 16.7% of total revenue compared to approximately $15.9 million, or 12.1%, of total revenue for fiscal 2014. Recurring core general and administrative expenses have decreased year over year. However, these reductions were offset by expenses incurred for professional and consulting fees related to brand development, legal fees, a reserve for obsolete plate ware, and severance costs incurred for the closure of the Chicago office, compounded by revenue deleverage.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

The following is a summary of events for fiscal 2015 and fiscal 2014:

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

On December 28, 2014 the remaining book values, were valued at the estimated proceeds from the sale and were recorded as assets held for sale in the Consolidated Balance Sheet. Two of these properties were sold during the third quarter of fiscal 2015 and the first quarter of 2016, respectively. On January 3, 2016, the remaining property’s fair value was reclassified to property, equipment and leasehold improvements, net because it was not probable that the assets would be sold in the next 12 months.

(dollars in thousands)	January 3, 2016	December 28, 2014
Asset Impairments
Smithtown, NY(1)	$935	$—
May’s Landing, NJ	—	766
Richmond, VA area	—	2,285
Two Minneapolis, MN area restaurants	—	544
Décor	—	342
Des Moines, IA	—	226

Total	$935	$4,163

Restaurant closure expenses
N. Riverside, IL(2)	368	—
Richmond, VA area	143	54
N. Riverside, IL(3)	122	—
Other(4)	(6)	—
Eden Prairie, MN	(42)	—
Salisbury, MD	—	206
Décor Warehouse	—	94

Total restaurant closure expenses	$585	$354

Provision for impairment and restaurant closings	$1,520	$4,517

(1)	Asset impairment calculated at June 28, 2015 based upon expected sale of Smithtown restaurant.

(2)	Lease termination costs associated with the cancellation of a potential new restaurant location.

(3)	Write off of development costs associated with the cancellation of a potential new restaurant location.

(4)	Includes $191,000 in costs written-off associated with closing the Lombard, Illinois field office partially offset by an $86,000 recapture of deferred rent credits.

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

Interest Expense

Interest expense was approximately $1.0 million, or 0.9%, of total revenue for fiscal 2015 and approximately $867,000, or 0.7%, of total revenue for fiscal 2014. This year over year increase was the result of the write-off of deferred financing costs related to the December 2015 credit facility amendment.

Interest Income

Interest income was approximately $11,000 for fiscal 2015 and approximately $2,000 for fiscal 2014, respectively. Interest income reflects interest received on short-term cash and cash equivalent balances as well as on outstanding notes receivable and accounts receivable balances.

Provision for Income Taxes

For fiscal 2015, our tax provision was approximately $48,000, or 4.3%, of income before income taxes, compared to the fiscal 2014 tax provision of approximately $732,000, or 24.5%, of income before income taxes. Our effective tax rate for fiscal 2015 reflected year over year change in pre-tax income.

Income or loss from discontinued operations, net of taxes

For fiscal 2015, our income from discontinued operations totaled approximately $5.5 million reflecting an operating loss of approximately $2,000 combined with an $8.8 million asset impairment charge, offset by a $3.3 million tax benefit. This compares to income of approximately $642,000 from discontinued operations in 2014 reflecting operating income of $1.0 million offset by approximately $367,000 of income tax expense.

Basic and Diluted Net Income Per Common Share

Net income for fiscal 2015 was approximately $1.1 million, or $0.15 per basic and diluted share, respectively, on approximately 6,992,000 weighted average basic shares outstanding and approximately 7,013,000 weighted average diluted shares outstanding, respectively. Net income for fiscal 2014 was approximately $2.3 million, or $0.31 per basic and diluted share, respectively, on approximately 7,199,000 weighted average basic shares outstanding and approximately 7,226,000 weighted average diluted shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

As of January 1, 2017, our Company held cash and cash equivalents of approximately $4.5 million compared to approximately $5.3 million as of January 3, 2016. Our cash balance primarily reflects net cash flows from operations of $1.3 million and $1.1 million generated from the sales of restaurant assets and décor, offset by net debt repayments of $2.7 million and the purchases of property, equipment, and leasehold improvements for approximately $758,000.

Our current ratio, which measures our immediate short-term liquidity, was 1.48 at January 1, 2017, compared to 1.18 at January 3, 2016. The current ratio is computed by dividing total current assets by total current liabilities. The change in our current ratio was primarily due to an $822,000 reduction in the current portion of long-term debt due to the long-term refinancing of the debt and a $579,000 increase in accounts receivable. This was partially offset by the disposal of $2.2 million of net assets held for sale in conjunction with the refranchising of our Chicago restaurants and the sale of land for a previously closed restaurant.

Net cash provided by (used for) operations for each of the last three fiscal years was approximately $1.3 million in fiscal 2016, $(1.9) million in fiscal 2015, and $11.1 million in fiscal 2014. Cash generated by operations in fiscal 2016 was primarily from depreciation and amortization of approximately $3.7 million, and asset impairment, lease reserve and closing costs of $4.8 million. These net increases were partially offset by a net loss of approximately ($2.9) million, an increase in accounts receivable of $1.2 million, and an increase in prepaid expense and other current assets of $1.9 million.

Cash used by operations in fiscal 2015 was primarily from net income of approximately $1.1 million, increased by depreciation and amortization of approximately $4.5 million, and asset impairment, lease reserve and closing costs of $1.5 million. These net increases were partially offset by a $2.3 million gain on the disposal of property, a decrease in accrued compensation and benefits of $2.2 million, and an increase in accounts receivable of $1.2 million.

Cash generated by operations in fiscal 2014 was primarily from net income of approximately $2.3 million, depreciation and amortization of approximately $5.2 million, and asset impairment, lease reserve and closing costs of $4.5 million and a $1.2 million increase in other liabilities. These net increases were partially offset by a decrease in accrued compensation and benefits of $1.2 million, a tax benefit for equity awards issued of $1.2 million, and a decrease in accounts payable of $866,000.

Net cash provided by investing activities for fiscal 2016 and 2015 was approximately $310,000 and $4.3 million, respectively. Net cash used for investing activities for fiscal 2014 was approximately $1.5 million. In fiscal 2016 we generated $1.1 million from the sale of real estate for one previously closed restaurant. In fiscal 2015 we generated $7.5 million from the refranchising of five company-owned restaurants and the sale of real estate for two previously closed restaurants. In fiscal 2014 we used approximately $1.4 million for capital expenditures for remodeling projects and various corporate infrastructure projects.

Net cash used for financing activities was approximately $2.7 million in fiscal 2016, $3.1 million in fiscal 2015, and $9.0 million in fiscal 2014. In fiscal 2016, we had draws on our line of credit of approximately $1.9 million.

We had repayments of approximately $4.4 million on our long-term debt. The maximum balance on our line of credit during fiscal 2016 was $1.9 million. In fiscal 2015 we had draws on our line of credit of approximately $27.7 million and had repayments of approximately $24.4 million. The maximum balance on our line of credit during fiscal 2015 was $17.7 million. Additionally, in fiscal 2015, we used approximately $5.7 million to repurchase approximately 195,899 shares of our common stock at an average price of $28.92 per share, including commissions. In fiscal 2014, we had draws on our line of credit of approximately $22.4 million and had repayments of approximately $28.8 million. The maximum balance on our line of credit during fiscal 2014 was $14.9 million. Additionally, in fiscal 2014, we used approximately $2.7 million to repurchase approximately 101,000 shares of our common stock at an average price of $25.72 per share, including commissions.

On December 2, 2016 (the “Effective Date”), the Company entered into a Loan Agreement (the “First Loan Agreement”) among the Company and Minwood Partners, Inc., as borrowers, and Venture Bank, as lender (the “Lender”). Also on the Effective Date, the Company entered into a loan agreement providing among the Company, as lead borrower, certain of its affiliates also as borrowers, and the Lender for two additional loans (the “Second Loan Agreement”). See “Long-Term Debt” under Note 7 of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

The First Loan Agreement provides for a loan from the Lender to the borrowers set forth therein in the principal amount of $3.7 million and is evidenced by a promissory note (the “First Note”) executed and delivered by the borrowers to the Lender on the Effective Date. The First Note has a maturity date of December 2, 2026 and shall be paid in monthly installments of principal and interest based on a twenty-year amortization period. Interest per annum shall be at a rate of 4.25% for years 1 through 5 and for years 6 through the end of the term LIBOR rate plus 375 basis points, subject to adjustment at the discretion of the Lender, as further set forth therein. The First Note may be prepaid, subject to certain prepayment premiums, provided, however, that during any calendar year the borrowers may prepay principal of up to 20% of the original principal amount without paying a prepayment premium.

The Second Loan Agreement provides for two separate loans from the Lender to the borrowers set forth therein in the aggregate principal amount of $7.3 million, one in the principal amount of $6.3 million (“Loan 2”) and the other in the principal amount of $1 million (“Loan 3”). Loan 2 is evidenced by a promissory note in the principal amount of $6.3 million (the “Second Note”). The Second Note has a maturity date of December 2, 2023 and shall be paid in monthly installments of principal and interest based on a seven-year amortization period. Interest per annum shall be at a rate equal to the LIBOR rate plus 325 basis points (each of such terms as defined in the Second Note), subject to adjustment at the discretion of the Lender and as further set forth therein. The Second Note may be prepaid at any time without incurring a prepayment premium.

Loan 3 is evidenced by a promissory note in the principal amount of $1 million (the “Third Note”). The Third Note has a maturity date of December 2, 2019 and shall first be paid in monthly installments of the interest then accrued on the principal balance and then in full on the maturity date. Interest per annum shall be at a rate equal to the LIBOR rate plus 325 basis points (each of such terms as defined in the Third Note), subject to adjustment at the discretion of the Lender, as further set forth therein. The Third Note may be prepaid at any time without incurring a prepayment premium.

The weighted average interest rate of the First, Second and Third notes for the fiscal year ended January 1, 2017 was 4.0%. The weighted average interest rate of the Term Loans for fiscal years ended January 1, 2017 and January 3, 2016 was 3.69% and 2.66%, respectively.

The First and Second Loan Agreements contain customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum debt service coverage ratio and a post-closing covenant to obtain certain letters of credit. The First Loan Agreement also places certain restrictions on, among other things, the borrowers’ ability to incur additional indebtedness, to create liens or other encumbrances, to use funds for purposes other than as stated therein, to sell or otherwise dispose of assets and to expand on or erect any new material improvements, as such term is defined therein.

In addition, the First and Second Loan Agreements contain events of default (subject to certain materiality thresholds and grace periods), including, without limitation, payment defaults; breaches of covenants; breaches of representations and warranties; failure to perform remediation of any environmental matters on the mortgaged property, as set forth in the First Mortgage; failure to perform or observe the covenants, conditions or terms of the First Loan Agreement and related agreements; certain bankruptcy events of the borrowers and failure to timely provide financial statements.

If, in the event of a default, the Lender were to call the debt prior to expiration, the Company believes there are multiple options available to obtain other sources of financing. Although possibly at different terms, the Company believes there would be other lenders available and willing to finance a new credit facility. However, if replacement financing were unavailable to us, termination of the Facility without adequate replacement would have a material and adverse impact on our ability to continue our business operations.

On December 2, 2016, the Company used approximately $9.9 million of the proceeds from borrowings under the First Loan Agreement and Second Loan Agreement to fund repayment of certain outstanding amounts under that certain Third Amended and Restated Credit Agreement dated as of May 8, 2015, as amended (the “Credit Agreement”) by and among the Company and its subsidiaries and Wells Fargo Bank, National Association, as administrative agent on behalf of the Lenders under the Credit Agreement and the Lenders. For a period of up to 45 days following December 2, 2016, one letter of credit in the amount of $625,000 and a related cash collateral pledge remained outstanding under the Credit Agreement. Other than in respect of this letter of credit and related pledge, as well as certain breakage and treasury service management fees, the Company’s obligations under the Credit Agreement were terminated on December 2, 2016. At January 1, 2017, the Company had $1.0 million of additional borrowing capacity in Loan 3. We expect to use any additional borrowings under the Loan 3 for general working capital purchases as needed.

The First Loan Agreement is secured by a mortgage and security agreement and fixture financing statement (the “First Mortgage”) granting to the Lender a security interest in and title to certain real property in the state of Minnesota and as more fully described therein. Loan 2 is secured by a mortgage dated as of the Effective Date (the “Second Mortgage”) which is subordinate to the First Mortgage, a security interest in substantially all of the personal property of the borrowers pursuant to a security agreement dated as of the Effective Date (the “Security Agreement”) and a pledge of certain certificates of deposit pursuant to a pledge agreement also dated as of the Effective Date (the “Pledge Agreement”). Loan 3 is secured by a security interest on substantially all of the personal property of the borrowers pursuant to the Security Agreement and a pledge of certain certificates of deposit pursuant to the Pledge Agreement.

As of January 1, 2017, we were in compliance with all of our covenants.

Contractual Obligations

(In thousands)

Payments Due by Period (including interest)

	Total	2017	2018	2019		2020	2021	Thereafter
Long Term Debt(1)	$12,225	$1,308	$1,308	$1,308		$1,308	$1,308	$5,685
Financing Leases	3,245	700	707	1,838	(2)	—	—	—
Operating Lease Obligations	114,444	5,765	5,776	5,856		5,949	5,849	85,249

Total	$129,914	$7,773	$7,791	$9,002		$7,257	$7,157	$90,934

(1)	This is variable interest rate debt and the interest expense assumption was based on projected interest rates averaging either 4.25% or 3.885% over the term of the loan at January 1, 2017.

(2)	Includes $1.7 million of land to be conveyed at the end of the lease term.

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

Income Taxes

In fiscal 2016, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $43.4 million which if not used, will begin to expire in fiscal 2018. This amount may be adjusted when we file our fiscal 2016 income tax returns in fiscal 2017.

Recent Accounting Guidance

Recently adopted accounting guidance

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from Generally Accepted Accounting Principles (“GAAP”) the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU in the first quarter of 2016, but it had no impact on the consolidated financial statements.

In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. The standard will become effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. The standard requires companies to apply the guidance retrospectively to all prior periods. The Company adopted this at fiscal year-end of 2016 but it did not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The Company adopted this at fiscal year-end of 2016 but it did not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this at fiscal year-end of 2016 but it did not have a material impact on its consolidated financial statements.

Recent accounting guidance not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016, ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is currently evaluating the impact these standards will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. As shown in Note 8, there are $114.4 million in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will have a material impact on our balance sheet and related disclosures.

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

Our Company’s consolidated financial instruments include cash and cash equivalents and long-term debt. Our Company includes as unrestricted cash and cash equivalents, investments with original maturities of three months or less when purchased and that are readily convertible into known amounts of cash. Our Company’s unrestricted cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments or derivative commodity instruments included in our cash and cash equivalents. The total outstanding long-term debt of our Company as of January 1, 2017 was approximately $12.5 million, including our Loan 1, Loan 2, and Loan 3 with Venture Bank and financing lease obligations. The terms of our loans with Venture Bank, are discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of January 1, 2017, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter ended January 1, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 24, 2017, Abelardo Ruiz ceased his employment with the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics specifically applicable to its CEO, CFO and Key Financial & Accounting Management. In addition, there is a more general Code of Ethics applicable to all team members. The Code of Ethics is available on our website at www.famousdaves.com and a copy is available free of charge to anyone requesting it.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 34,050 shares of our Company’s common stock remained unreserved and available for issuance at January 1, 2017.

The purpose of the 2015 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of the Company. The Plans have each been approved by the Company’s shareholders. The following table sets forth certain information as of January 1, 2017, with respect to the 2005 Plan and the 2015 Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by shareholders:
2005 Stock Incentive Plan	25,850	$30.95	—
2015 Stock Incentive Plan	659,950	$8.30	34,050

TOTAL	685,800	$9.15	34,050

Additional information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

Exhibits:

See “exhibit index” on the page following the consolidated financial statements and related footnotes and the signature page to this Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Famous Dave’s of America, Inc.

We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of January 1, 2017 and January 3, 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Famous Dave’s of America, Inc. and subsidiaries as of January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 21, 2017

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 1, 2017 AND JANUARY 3, 2016

(in thousands, except per share data)

	January 1, 2017	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,450	$5,300
Restricted cash	1,714	1,087
Accounts receivable, net	5,257	4,678
Inventories	1,499	2,070
Prepaid expenses and other current assets	3,531	1,671
Assets held for sale	1	2,211

Total current assets	16,452	17,017

Property, equipment and leasehold improvements, net	25,912	32,491

Other assets:
Intangible assets, net	2,565	2,902
Deferred tax asset	4,633	4,491
Other assets	1,383	710

	$50,945	$57,611

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$1,371	$2,193
Accounts payable	5,311	5,685
Accrued compensation and benefits	1,321	1,390
Other current liabilities	3,140	3,406
Liabilities held for sale	—	1,747

Total current liabilities	11,143	14,421

Long-term liabilities:
Long-term debt, less current portion	8,849	10,120
Financing lease obligations, less current portion	2,280	2,724
Other liabilities	8,705	8,285

Total liabilities	30,977	35,550

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 6,958 shares issued and outstanding at January 1, 2017 and January 3, 2016	66	66
Retained earnings	19,902	21,995

Total shareholders’ equity	19,968	22,061

	$50,945	$57,611

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

JANUARY 1, 2017, JANUARY 3, 2016, AND DECEMBER 28, 2014

(in thousands, except per share data)

	January 1,	January 3,	December 28,
	2017	2016	2014
Revenue:
Restaurant sales, net	$81,511	$95,475	$113,522
Franchise royalty revenue	16,375	17,542	17,196
Franchise fee revenue	290	255	190
Licensing and other revenue	1,003	954	954

Total revenue	99,179	114,226	131,862

Costs and expenses:
Food and beverage costs	25,256	29,093	33,478
Labor and benefits costs	28,208	32,553	36,945
Operating expenses	24,780	27,780	31,540
Depreciation and amortization	3,681	4,452	5,183
General and administrative expenses	16,753	19,021	15,906
Asset impairment and estimated lease termination and other closing costs	4,788	1,520	4,517
Pre-opening expenses	—	1	7
Net (gain) loss on disposal of property	(197)	(2,337)	430

Total costs and expenses	103,269	112,083	128,006

(Loss) income from operations	(4,090)	2,143	3,856

Other expense:
Interest expense	(855)	(1,027)	(867)
Interest income	2	11	2
Other income (expense), net	1	—	(4)

Total other expense	(852)	(1,016)	(869)

(Loss) income before income taxes	(4,942)	1,127	2,987

Income tax benefit (expense)	2,000	(48)	(732)

Net (loss) income from continuing operations	(2,942)	1,079	2,255
Net income (loss) from discontinued operations, net of taxes	511	(5,463)	642

Net (loss) income	$(2,431)	$(4,384)	$2,897

Income (loss) income per common share:
Basic net (loss) income from continuing operations	$(0.42)	$0.15	$0.31

Basic net income (loss) from discontinued operations	$0.07	$(0.78)	$0.09

Basic net (loss) income	$(0.35)	$(0.63)	$0.40

Diluted net (loss) income from continuing operations	$(0.42)	$0.15	$0.31

Diluted net income (loss) from discontinued operations	$0.07	$(0.78)	$0.09

Diluted net (loss) income	$(0.35)	$(0.63)	$0.40

Weighted average common shares outstanding — basic	6,950	6,992	7,199

Weighted average common shares outstanding — diluted	6,950	7,013	7,226

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED

JANUARY 1, 2017, JANUARY 3, 2016, AND DECEMBER 28, 2014

(in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance — December 29, 2013	7,274	$70	$—	$32,721	$32,791
Exercise of stock options	24	—	(114)	—	(114)
Tax benefit for equity awards issued	—	—	1,153	24	1,177
Common stock issued, net of cancellations	(4)	(1)	—	—	(1)
Performance shares surrendered to cover payroll taxes incurred	(56)	—	(28)	(1,492)	(1,520)
Repurchase of common stock	(101)	(1)	—	(2,610)	(2,611)
Stock-based compensation	—	—	(1,011)	220	(791)
Deferred compensation	—	—	—	(26)	(26)
Net income	—	—	—	2,897	2,897

Balance — December 28, 2014	7,137	$68	$—	$31,734	$31,802
Tax benefit for equity awards issued	—	—	144	—	144
Common stock issued, net of cancellations	25	—	—	—	—
Performance shares surrendered to cover payroll taxes incurred	(9)	—	—	(215)	(215)
Repurchase of common stock	(195)	(2)	—	(5,670)	(5,672)
Stock-based compensation	—	—	(144)	470	326
Deferred compensation	—	—	—	60	60
Net loss	—	—	—	(4,384)	(4,384)

Balance — January 3, 2016	6,958	$66	$—	$21,995	$22,061
Exercise of stock options	—	—	—	(1)	(1)
Stock-based compensation	—	—	—	312	312
Deferred compensation	—	—	—	27	27
Net loss	—	—	—	(2,431)	(2,431)

Balance — January 1, 2017	6,958	$66	$—	$19,902	$19,968

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

JANUARY 1, 2017, JANUARY 3, 2016, AND DECEMBER 28, 2014

(in thousands)

	January 1,	January 3,	December 28,
	2017	2016	2014
Cash flows from operating activities:
Net (loss) income from continuing operations	$(2,942)	$1,079	$2,255
Adjustments to reconcile net (loss) income to cash flows provided by (used for) continuing operations:
Depreciation and amortization	3,681	4,452	5,183
Amortization of deferred financing costs	115	212	84
Net (gain) loss on disposal of property	(149)	(2,337)	430
Asset impairment and estimated lease termination and other closing costs	4,788	1,520	4,517
Deferred income taxes	(142)	(4,255)	(728)
Deferred rent and net amortization of lease interest assets and liabilities	676	909	940
Stock-based compensation	339	386	(817)
Tax benefit for equity awards issued	—	(144)	(1,177)
Changes in operating assets and liabilities, net of acquisition:
Restricted cash	(828)	(439)	453
Accounts receivable, net	(1,191)	(1,257)	483
Inventories	191	140	(40)
Prepaid expenses and other current assets	(1,876)	267	531
Deposits	(277)	9	(27)
Accounts payable	(696)	(305)	(866)
Accrued compensation and benefits	(184)	(2,165)	(1,224)
Other current liabilities	(311)	162	1,229
Other liabilities	105	(38)	31
Long-term deferred compensation	—	(74)	(135)

Cash flows provided by (used for) continuing operating activities	1,299	(1,878)	11,122
Cash flows (used for) provided by discontinued operating activities	(955)	3,862	1,557

Cash flows provided by operating activities	344	1,984	12,679

Cash flows from investing activities:
Proceeds from the sale of restaurant assets and décor	1,068	7,502	95
Purchases of property, equipment and leasehold improvements	(758)	(3,197)	(1,568)

Cash flows provided by (used for) continuing investing activities	310	4,305	(1,473)
Cash flows provided by (used for) discontinued investing activities	1,150	(60)	(1,317)

Cash flows provided by (used for) for investing activities	1,460	4,245	(2,790)

Cash flows from financing activities:
Proceeds from long-term debt	103	—	—
Proceeds from draws on line of credit	1,855	27,700	22,400
Payments on line of credit	—	(24,440)	(28,800)
Payments for debt issuance costs	(259)	(160)	(40)
Payments on long-term debt and financing lease obligations	(4,352)	(634)	(981)
Payments from exercise of stock options	(1)	—	(114)
Tax benefit for equity awards issued	—	144	1,177
Repurchase of common stock	—	(5,672)	(2,691)

Cash flows used for financing activities	(2,654)	(3,062)	(9,049)

(Decrease) increase in cash and cash equivalents	(850)	3,167	840

Cash and cash equivalents, beginning of year	5,300	2,133	1,293

Cash and cash equivalents, end of year	$4,450	$5,300	$2,133

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business — We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name “Famous Dave’s”. As of January 1, 2017, there were 176 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, including 37 Company-owned restaurants and 139 franchise-operated restaurants. An additional 62 franchise restaurants were committed to be developed through signed area development agreements as of January 1, 2017.

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

Management’s use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications — Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation of discontinued operations, deferred taxes and deferred financing costs.

Financial instruments — Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair value. The fair value of long-term debt approximates the carrying amount based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Segment reporting — We have Company-owned and franchise-operated restaurants in the United States, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, and operate within the single industry segment of foodservice. We make operating decisions on behalf of the Famous Dave’s brand which includes both Company-owned and franchise-operated restaurants. In addition, all operating expenses are reported in total and are not allocated to franchising operations for either external or internal reporting. As a result, we have concluded that we have a single reporting segment.

Fiscal year — Our fiscal year ends on the Sunday nearest December 31 of each year. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ended January 1, 2017 (fiscal 2016), and December 28, 2014 (fiscal 2014) consisted of 52 weeks while the fiscal year ended January 3, 2016 (fiscal 2015), consisted of 53 weeks. The fiscal year ending December 31, 2017 (fiscal 2017) will consist of 52 weeks.

Cash and cash equivalents — Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured at January 1, 2017 and January 3, 2016. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash and marketing fund — We have a system-wide marketing fund. Company-owned restaurants and franchise-operated restaurants that entered into franchise agreements with the Company after December 17, 2003, are required to contribute a percentage of net sales to the fund that is used for public relations and marketing development efforts throughout the system. These restaurants were required to contribute 1.0% of net sales to this fund during fiscal 2016 and fiscal 2015. In fiscal 2017, the contribution will remain at 1.0% of net sales. The assets held by this fund are considered restricted and are in an interest-bearing account. Accordingly, we reflected the cash related to this fund in restricted cash and the liability is included in accounts payable on our consolidated balance sheets. As of January 1, 2017 and January 3, 2016, we had approximately $946,000 and $1.1 million in this fund, respectively.

In conjunction with the Company’s Credit Agreement, we have deposited 105% and 100% of the face amount of the undrawn letters of credit in a cash collateral account with Wells Fargo, National Association and Venture Bank. We had approximately $768,000 in restricted cash as of January 1, 2017, related to these undrawn letters of credit. We were not required to deposit funds in the cash collateral account as of January 3, 2016.

Accounts receivable, net — We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days’ sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us. Any changes to the reserve are recorded in general and administrative expenses. The allowance for uncollectible accounts was approximately $270,000 and $246,000, at January 1, 2017 and January 3, 2016, respectively. In fiscal 2016, the increase in the allowance for doubtful accounts was primarily due to delays in collections associated with certain franchises. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances which is recorded as interest income in our consolidated statements of operations.

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

Liquor licenses — The Company has transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated balance sheets (see Note 3). We review annually the liquor licenses for impairment. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs — Debt issuance costs are amortized to interest expense over the term of the related financing. The carrying value of our deferred debt issuance costs, which are netted against the related debt on the consolidated balance sheets, is approximately $257,000, and $112,000, net of accumulated amortization of $345,000 and $453,000, as of January 1, 2017 and January 3, 2016, respectively.

Construction overhead and capitalized interest — We capitalize construction overhead costs until the time a building is turned over to operations, which is approximately two weeks prior to opening. In fiscal 2016 and 2015 we did not capitalize any construction overhead costs while in 2014 we capitalized construction overhead costs of approximately $48,000. These reflect two remodel projects that occurred in fiscal 2014. In fiscal 2016 and 2015 there were no new restaurant openings or remodel projects. In fiscal 2016 and 2015 we did not capitalize any interest costs, while in fiscal 2014 we capitalized interest costs of approximately $7,000. We depreciate and amortize construction overhead and capitalized interest over the same useful life as leasehold improvements.

Advertising costs — Advertising costs are charged to expense as incurred. Advertising costs were approximately $2.0 million, $2.5 million, and $3.0 million for fiscal years 2016, 2015, and 2014, respectively, and are included in operating expenses in the consolidated statements of operations.

Software implementation costs — We capitalize labor costs associated with the implementation of significant information technology infrastructure projects based on actual labor rates per person including benefits, for all time spent on the implementation of software and are depreciated over 5 years. In fiscal 2016 and 2015 we did not capitalize any software implementation costs, while in 2014 we capitalized software implementation costs of $102,000.

Research and development costs — Research and development costs represent salaries and expenses of personnel engaged in the creation of new menu and promotional offerings, recipe enhancements and documentation activities. Research and development costs were approximately $510,000, $668,000, and $468,000, for fiscal years 2016, 2015, and 2014, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses — All start-up and pre-opening costs are expensed as incurred. Pre-opening rent during the build-out period is included in pre-opening expense. In fiscal 2016 we had no pre-opening expenses. In 2015 and 2014, we had pre-opening expenses of approximately $1,000, and $7,000 respectively. The low levels of pre-opening expenses in the recent years are a result of no new Company-owned restaurants opening during fiscal years 2016, 2015 or 2014.

Lease accounting — We recognize lease expense on a straight-line basis for our operating leases over the entire lease term, including lease renewal options and build-out periods where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. Rent expense recorded during the build-out period is reported as pre-opening expense. We account for construction allowances by recording a receivable when collectability is considered to be probable, and relieve the receivable once the cash is obtained from the landlord for the construction allowance. Construction allowances are amortized as a credit to rent expense over the full term of the lease, including reasonably assured renewal options and build-out periods.

Recoverability of property, equipment and leasehold improvements, impairment charges, and exit and disposal costs — We evaluate restaurant sites (asset groups) and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant site is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value, as determined by the discounted future net cash flows, is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors. If these assumptions change in the future, we may be required to recognize additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from the estimates.

Exit or disposal activities, including restaurant closures, include the cost of disposing of the assets and other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same caption as the original impairment within our consolidated statements of operations.

Asset retirement obligation — We recognize a liability for the fair value of a required asset retirement obligation (“ARO”) when such obligation is incurred. Our AROs are primarily associated with leasehold improvements which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. The net ARO liability included in other long term liabilities in our consolidated balance sheets was $119,000 and $111,000 at January 1, 2017 and January 3, 2016, respectively.

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

Net (loss) income per common share — Basic net (loss) income per common share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net (loss) income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options and restricted stock units, when dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of basic and diluted net (loss) income per common share:

	Fiscal Year
(in thousands, except per share data)	2016	2015	2014
Net (loss) income per common share — basic:
Net (loss) income from continuing operations, net of taxes	$(2,942)	$1,079	$2,255
Net income (loss) from discontinued operations, net of taxes	511	(5,463)	642

Net (loss) income	(2,431)	(4,384)	2,897
Weighted average shares outstanding	6,950	6,992	7,199
Net (loss) income from continuing operations per common share — basic	$(0.42)	$0.15	$0.31

Net income (loss) from discontinued operations per common share — basic	$0.07	$(0.78)	$0.09

Net (loss) income per common share — basic	$(0.35)	$(0.63)	$0.40

Net (loss) income per common share — diluted:
Net (loss) income from continuing operations, net of taxes	$(2,942)	$1,079	$2,255
Net income (loss) from discontinued operations, net of taxes	511	(5,463)	642

Net (loss) income	(2,431)	(4,384)	2,897
Weighted average shares outstanding	6,950	6,992	7,199
Dilutive impact of common stock equivalents outstanding	—	21	27

Adjusted weighted average shares outstanding	6,950	7,013	7,226
Net (loss) income from continuing operations per common share — diluted	$(0.42)	$0.15	$0.31

Net income (loss) from discontinued operations per common share — diluted	$0.07	$(0.78)	$0.09

Net (loss) income per common share — diluted	$(0.35)	$(0.63)	$0.40

There were approximately 683,000, 507,000 and 118,000 options outstanding as of January 1, 2017, January 3, 2016 and December 28, 2014, respectively that were not included in the computation of diluted EPS because they were anti-dilutive.

Stock-based compensation — We recognize compensation cost for share-based awards granted to team members and Board members based on their fair values at the time of grant over the requisite service period. Stock options granted to non-employees are marked to market when they vest. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations (see Note 9).

Cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) is classified as cash flows from financing activities. During fiscal years 2016, 2015 and 2014, 416,250, 464,774 and 190,500 stock options were granted, respectively. During fiscal 2016, 171,690 stock options were forfeited.

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

Licensing and other revenue — We have a licensing agreement for our retail products, the current term of which expires in April 2020 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue is recorded based on royalties earned by us in accordance with our agreement. Licensing revenue for fiscal years 2016, 2015, and 2014 was approximately $981,000, $940,000, and $878,000, respectively.

Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training, information technology setup and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30-day terms. Other revenue related to these services for fiscal years 2016, 2015, and 2014 was approximately $22,000, $14,000, and $76,000, respectively. These year over year changes are a result of fewer franchise-operated restaurant openings as well as a level of assistance we provided during those openings.

Recent Accounting Guidance

Recently adopted accounting guidance

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” This update eliminates from Generally Accepted Accounting Principles (“GAAP”) the concept of extraordinary items. ASU 2015-01 is effective for the first interim period within fiscal years beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU in the first quarter of 2016, but it had no impact on the consolidated financial statements.

In April 2015, the FASB issued guidance on the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than as an asset. The standard will become effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016. Early adoption is permitted. The standard requires companies to apply the guidance retrospectively to all prior periods. The Company adopted this at fiscal year-end of 2016 but it did not have a material impact on its consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The Company adopted this at fiscal year-end of 2016 but it did not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this at fiscal year-end of 2016 but it did not have a material impact on its consolidated financial statements.

Recent accounting guidance not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016, ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under GAAP when it becomes effective. The new standard permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is currently evaluating the impact these standards will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. As shown in Note 8, there are $114.4 million in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will have a material impact on our consolidated balance sheets and related disclosures.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) INVENTORIES

Inventories consisted approximately of the following at:

	January 1,	January 3,
(in thousands)	2017	2016
Small wares and supplies	$730	$1,251
Food and beverage	711	761
Retail goods	58	58

	$1,499	$2,070

(3) INTANGIBLE ASSETS

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite lived assets (see Note 1) and are not subject to amortization. The lease interest assets are amortized, to occupancy costs, on a straight-line basis over the remaining term of each respective lease. Amortization for each of the next five years is expected to be approximately $36,500.

A summary of intangible assets for the years ended January 1, 2017 and January 3, 2016, respectively, is presented in a table below:

	Remaining estimated useful life (years)	Original Cost	Impairment		Accumulated Amortization	Net Book Value	Less Current Portion(3)	Non- Current Portion
(in thousands)
Balance at January 1, 2017
Lease interest assets	23.1	$1,417	$(326	)(1)	$(249)	$842	$(37)	$805
Liquor licenses		1,810	(50	)(2)	—	1,760	—	1,760

Total		$3,227	$(376)		$(249)	$2,602	$(37)	$2,565

	Remaining estimated useful life (years)	Original Cost	Impairment		Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
(in thousands)
Balance at January 3, 2016
Lease interest assets	24.1	$1,417	$—		$(277)	$1,140	$(48)	1,092
Liquor licenses		1,810	—		—	1,810	—	1,810

Total		$3,227	$—		$(277)	$2,950	$(48)	2,902

(1)	Recorded in connection with the restaurant optimization. See Note 16.

(2)	Based upon a quantitative analysis of this intangible asset, we determined that the fair value of one liquor license was less than its carrying value.

(3)	The current portion of lease interest assets are recorded in prepaid expenses and other current assets.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net, consisted approximately of the following at:

	January 1,	January 3,
(in thousands)	2017	2016
Land, buildings, and improvements	$50,851	$50,713
Furniture, fixtures, and equipment	35,609	34,866
Décor	1,553	1,553
Construction in progress	181	471
Accumulated depreciation and amortization	(62,282)	(55,112)

Property, equipment and leasehold improvements, net	$25,912	$32,491

(5) OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

	January 1,	January 3,
(in thousands)	2017	2016
Gift cards payable	$1,448	$1,616
Other liabilities	1,140	902
Sales tax payable	454	674
Accrued real estate tax	79	—
Deferred franchise fees	16	134
Accrued property and equipment purchases	3	40
Income taxes payable	—	40

	$3,140	$3,406

(6) OTHER LIABILITIES

Other liabilities consisted of the following at:

	January 1,	January 3,
(in thousands)	2017	2016
Deferred rent	$7,802	$7,191
Other liabilities	358	455
Asset retirement obligations	119	111
Long term lease reserve	145	258
Long term deferred compensation	142	258
Income taxes payable	139	12

	$8,705	$8,285

(7) CREDIT FACILITY AND DEBT COVENANTS, AND FINANCING LEASE OBLIGATIONS

On December 2, 2016 (the “Effective Date”), Famous Dave’s of America, Inc. (the “Company”) entered into a Loan Agreement (the “First Loan Agreement”) among the Company and Minwood Partners, Inc., as borrowers, and

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Venture Bank, as lender (the “Lender”). Also on the Effective Date, the Company entered into a loan agreement providing among the Company, as lead borrower, certain of its affiliates also as borrowers, and the Lender for two additional loans (the “Second Loan Agreement”).

The First Loan Agreement provides for a loan from the Lender to the borrowers set forth therein in the principal amount of $3.7 million and is evidenced by a promissory note (the “First Note”) executed and delivered by the borrowers to the Lender on the Effective Date. The First Note has a maturity date of December 2, 2026 and shall be paid in monthly installments of principal and interest based on a twenty-year amortization period. Interest per annum shall be at a rate of 4.25% for years 1 through 5 and for years 6 through the end of the term LIBOR rate plus 375 basis points, subject to adjustment at the discretion of the Lender, as further set forth therein. The First Note may be prepaid, subject to certain prepayment premiums, provided, however, that during any calendar year the borrowers may prepay principal of up to 20% of the original principal amount without paying a prepayment premium.

Proceeds from the First Loan Agreement were used to repay the Company’s debt to Wells Fargo Bank, National Association and to pay certain other costs approved by the Lender.

The First Loan Agreement is secured by a mortgage and security agreement and fixture financing statement (the “First Mortgage”) granting to the Lender a security interest in and title to certain real property in the state of Minnesota and as more fully described therein.

The First Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum debt service coverage ratio and a post-closing covenant to obtain certain letters of credit. The First Loan Agreement also places certain restrictions on, among other things, the borrowers’ ability to incur additional indebtedness, to create liens or other encumbrances, to use funds for purposes other than as stated therein, to sell or otherwise dispose of assets and to expand on or erect any new material improvements, as such term is defined therein.

In addition, the First Loan Agreement contains events of default (subject to certain materiality thresholds and grace periods), including, without limitation, payment defaults; breaches of covenants; breaches of representations and warranties; failure to perform remediation of any environmental matters on the mortgaged property, as set forth in the First Mortgage; failure to perform or observe the covenants, conditions or terms of the First Loan Agreement and related agreements; certain bankruptcy events of the borrowers and failure to timely provide financial statements.

The Second Loan Agreement provides for two separate loans from the Lender to the borrowers set forth therein in the aggregate principal amount of $7.3 million, one in the principal amount of $6.3 million (“Loan 2”) and the other in the principal amount of $1.0 million (“Loan 3”). Loan 2 is evidenced by a promissory note in the principal amount of $6.3 million (the “Second Note”). The Second Note has a maturity date of December 2, 2023 and shall be paid in monthly installments of principal and interest based on a seven-year amortization period. Interest per annum shall be at a rate equal to the LIBOR rate plus 325 basis points (each of such terms as defined in the Second Note), subject to adjustment at the discretion of the Lender and as further set forth therein. The Second Note may be prepaid at any time without incurring a prepayment premium.

Loan 3 is evidenced by a promissory note in the principal amount of $1.0 million (the “Third Note”). The Third Note has a maturity date of December 2, 2019 and shall first be paid in monthly installments of the interest then accrued on the principal balance and then in full on the maturity date. Interest per annum shall be at a rate equal to the LIBOR rate plus 325 basis points (each of such terms as defined in the Third Note), subject to adjustment at the discretion of the Lender, as further set forth therein. The Third Note may be prepaid at any time without incurring a prepayment premium.

Proceeds from the Second Loan Agreement were used to repay the Company’s debt to Wells Fargo Bank, National Association, with the remainder to be used as a line of credit as working capital for borrowers’ business and pay certain other costs approved by the Lender.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan 2 is secured by a mortgage dated as of the Effective Date (the “Second Mortgage”) which is subordinate to the First Mortgage, a security interest in substantially all of the personal property of the borrowers pursuant to a security agreement dated as of the Effective Date (the “Security Agreement”) and a pledge of certain certificates of deposit pursuant to a pledge agreement also dated as of the Effective Date (the “Pledge Agreement”). Loan 3 is secured by a security interest on substantially all of the personal property of the borrowers pursuant to the Security Agreement and a pledge of certain certificates of deposit pursuant to the Pledge Agreement.

The Second Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum debt service coverage ratio and a post-closing covenant to obtain certain letters of credit. The Second Loan Agreement also places certain restrictions on, among other things, the borrowers’ ability to incur additional indebtedness, to use funds for purposes other than as stated therein, to create liens or other encumbrances, to sell or otherwise dispose of assets and to expand on or erect any new material improvements, as such term is defined therein.

In addition, the Second Loan Agreement contains events of default (subject to certain materiality thresholds and grace periods), including, without limitation, payment defaults; breaches of covenants; breaches of representations and warranties; failure to perform remediation of any environmental matters on the mortgaged property, as set forth in the Second Mortgage; failure to perform or observe the covenants, conditions or terms of the Second Loan Agreement and related agreements; certain bankruptcy events of the borrowers and failure to timely provide financial statements. If an event of default were to occur, the Lender has the right to call the debt prior to expiration.

On December 2, 2016, the Company refinanced approximately $9.9 million from borrowings under the First Loan Agreement and Second Loan Agreement to fund repayment of certain outstanding amounts under the Third Amended and Restated Credit Agreement dated as of May 8, 2015, as amended (the “Credit Agreement”) by and among the Company and its subsidiaries and Wells Fargo Bank, National Association, as administrative agent on behalf of the Lenders under the Credit Agreement. For a period of up to 45 days following December 2, 2016, one letter of credit in the amount of $625,000 and a related cash collateral pledge remained outstanding under the Credit Agreement. Other than this letter of credit and related pledge, as well as certain breakage and treasury service management fees, the Company’s obligations under the Credit Agreement were terminated on December 2, 2016. At January 1, 2017, the Company had $1.0 million of additional borrowing capacity in Loan 3.

The weighted average interest rate of the First, Second and Third notes for the fiscal year ended January 1, 2017 was 4.0%. The weighted average interest rate of the Term Loans for fiscal years ended January 1, 2017 and January 3, 2016 was 3.69% and 2.66%, respectively.

As of January 1, 2017, we were in compliance with all of our covenants.

If, in the event of a default, the Lender were to call the debt prior to expiration, the Company believes there are multiple options available to obtain other sources of financing. Although possibly at different terms, the Company believes there would be other lenders available and willing to finance a new credit facility. However, if replacement financing were unavailable to us, termination of the Facility without adequate replacement would have a material and adverse impact on our ability to continue our business operations.

We expect to use any borrowings under the Credit Agreement for general working capital purchases as needed.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consisted approximately of the following at:

(in thousands)	January 1, 2017	January 3, 2016
Notes Payable — Wells Fargo — minimum monthly installments of $150 until December 31, 2018, followed by a balloon payment of approximately $6,750 plus interest.	$—	$12,000
First Note — Venture Bank — monthly installments of principal and interest until December 2, 2026	3,700	—
Second Note — Venture Bank — monthly payments of principal and interest until December 2, 2023	6,300	—
Less: deferred financing fees	(234)	(80)
Less: current maturities	(917)	(1,800)

Long-term debt net of current maturities	$8,849	$10,120

Required principal payments on long-term debt are as follows:

(in thousands)
Fiscal Year
2017	$917
2018	954
2019	993
2020	1,120
2021	988
Thereafter	5,028

Total	$10,000

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing lease obligations consisted of the following at:

(in thousands)	January 1,	January 3,
	2017	2016
Financing lease — Spirit Financial — monthly installments of $54-$59 – including an interest rate of 9.63%, due in March 2019.	$2,757	$3,150
Less: deferred financing fees	(23)	(33)
Less: current maturities	(454)	(393)

Long-term financing lease net of current maturities	$2,280	$2,724

Required future minimum payments under our financing leases are as follows:

(in thousands)
Fiscal Year
2017	$700
2018	707
2019	1,838

Total minimum payments	$3,245
Imputed interest component of minimum payments	(488)

Total financing lease payable	$2,757

(8) OPERATING LEASE OBLIGATIONS

We have various operating leases for existing and future restaurants and corporate office space with remaining lease terms ranging from 4 months to 31 years, including lease renewal options. Of the total operating leases, 13 require percentage rent between 3% and 8% of annual gross sales, typically above a natural breakeven point, in addition to the base rent. All of these leases contain provisions for payments of real estate taxes, insurance and common area maintenance costs. Total occupancy lease costs for fiscal years 2016, 2015 and 2014, including rent, common area maintenance costs, real estate taxes and percentage rent, were approximately $7.5 million, $7.6 million and $8.6 million, respectively. Cash rent expense was approximately $5.0 million, $5.8 million, and $6.1 million, for fiscal years 2016, 2015, and 2014, respectively. Percentage rent was approximately $18,000, $10,000, and $6,000 for fiscal years 2016, 2015, and 2014, respectively.

The Company sublet its Chicago field office in 2015 in addition to 10,340 square feet of its corporate office space. In 2016, 2015, and 2014, the Company recognized $386,000, $104,000, and $0, respectively, of sublease income which partially offset its total rent expense.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments (including reasonably assured renewal options) existing at January 1, 2017 were:

(in thousands)
Fiscal Year
2017	$5,765
2018	5,776
2019	5,856
2020	5,949
2021	5,849
Thereafter	85,249

Total operating lease obligations	114,444
Sublease income	(15,565)

Total	$98,879

(9) PERFORMANCE SHARES, STOCK OPTIONS, OTHER FORMS OF COMPENSATION, AND COMMON SHARE REPURCHASES

Stock-based Compensation

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 34,050 shares of our Company’s common stock remained unreserved and available for issuance at January 1, 2017. The 2005 Plan prohibits the granting of incentives after May 12, 2015. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense in our consolidated statements of operations for the fiscal years ended 2016, 2015, and 2014, respectively, as follows:

	For the Years Ended
	January 1,	January 3,	December 28,
(in thousands)	2017	2016	2014
Performance Share Programs:
2011 Program(1)(3)	—	—	(55)
2012 Program(1)(4)	—	—	(761)
2013 Program(2)(5)(6)(7)(8)	—	(169)	(412)

Performance Shares and Performance Stock Units	$—	$(169)	$(1,228)
Stock Options(10)(11)(12)	311	459	371
Restricted Stock and Restricted Stock Units (8)	—	—	(73)
Director Shares(9)(12)	28	60	47

	$339	$350	$(883)

(1)	The 2011 and 2012 Program’s consisted entirely of performance shares.

(2)	The 2013 Program consisted of performance shares and performance stock units.

(3)	Includes a $55,000 recapture of stock-based compensation due to employee departures for the year ended December 28, 2014.

(4)	Includes a $761,000 recapture of stock-based compensation due to employee departures and the failure to achieve performance targets for the year ended December 28, 2014.

(5)

Includes the recapture of stock-based compensation related to performance shares of approximately $458,000 and performance stock units of approximately $135,000 due to the employee departures for the year ended December 28, 2014.

(6)

Includes the recapture of stock-based compensation for performance shares of approximately $131,000 and performance stock units of approximately $38,000 due to the failure to achieve threshold performance levels for the program as of January 3, 2016.

(7)	Includes a mark-to-market adjustment for performance stock units of approximately $22,000 for the year ended December 28, 2014.

(8)	Includes a $128,000 recapture of stock-based compensation due to the departure of our former CEO for the year ended December 28, 2014.

(9)	Includes a $20,000 recapture of stock-based compensation due to the departure of our former CEO for the year ended December 28, 2014.

(10)	Includes a $105,000 recapture of stock-based compensation due to employee departures for the year ended January 3, 2016.

(11)	Includes a $126,000 recapture of stock-based compensation due to the departure of our former CFO for the year ended January 1, 2017.

(12)	Includes a $27,000 recapture of stock-based compensation due to the departure of our former CEO for the year ended January 1, 2017.

Performance Shares and Performance Stock Units

No shares were issued during fiscal 2016 or 2015 related to performance share programs. During the first quarter of fiscal 2014, we issued 86,519 shares upon satisfaction of conditions under the 2011 performance share program, representing the achievement of approximately 86.7% of the target payout for this program. Recipients elected to forfeit 30,518 of those shares to satisfy tax withholding obligations, resulting in a net issuance of 56,001 shares.

The Compensation Committee did not implement performance share programs for fiscal 2014, 2015 or 2016.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 1, 2017, no performance share programs were in progress.

Board of Directors’ Compensation

We recognized Board of Directors’ compensation expense in our consolidated statements of operations for the fiscal years ended January 1, 2017, January 3, 2016, and December 28, 2014, respectively, as follows:

	Fiscal Years
(in thousands)	2016	2015	2014
Stock-based compensation	$28	$60	$47
Stock option compensation	90	69	155
Cash compensation	95	201	358

Total Board of Directors’ compensation	$213	$330	$560

Stock Options

The compensation expense for stock option grants is recognized under general and administrative expense in our consolidated statements of operations through the applicable service period

Other options granted to certain non-executive officer employees vest in equal annual installments over a period of four years and expire five years from the grant date. Compensation expense equal to the grant date fair value is generally recognized for these awards over the vesting period.

Options granted to certain non-employees in exchange for future services vest in monthly installments over a period of approximately two years and expire five years from the grant date. Expense is recognized over the vesting period, with previously unvested options being marked to market at the date of vesting.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. Due to a lack of recent historical share option exercise experience, the Company uses a simplified method for estimating the expected life, as outlined in Accounting Standards Codification 718, calculated using the following formula: (vesting term + original contract term)/2. Expected volatilities are based on the movement of the Company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods equal to the expected life of the option is based on the U.S. maturities over the expected life at the time of grant.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price
Options outstanding at December 29, 2013	48	$7.77
Granted	191	28.11
Exercised(1)	(43)	7.40

Options outstanding at December 28, 2014	196	27.67
Granted	465	15.75
Canceled, forfeited or expired	(154)	28.07

Options outstanding at January 3, 2016	507	16.66
Granted	416	5.55
Exercised	(6)	5.90
Canceled, forfeited or expired	(231)	19.44

Options outstanding at January 1, 2017	686	$9.15

Options Exercisable at December 28, 2014	18	$17.39

Options Exercisable at January 3, 2016	77	$21.48

Options Exercisable at January 1, 2017	259	$10.87

(1)	In 2014, option holders elected to forfeit approximately 18,000 shares to satisfy the strike price and tax withholding obligations, resulting in a net issuance of approximately 25,000 shares.

The following are weighted-average values and assumptions for valuing grants made during fiscal 2016:

Weighted-average fair value of options granted during the year	$1.97
Expected life (in years)	5.2
Expected stock volatility	39.98%
Risk-free interest rate	1.2%

As of January 1, 2017, there was $1.0 million of total unrecognized compensation cost related to stock option arrangements granted under the Company’s stock option plan. The cost is expected to be recognized over a weighted average period of 3.0 years.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at January 1, 2017:

(number outstanding and number exercisable in thousands)

Options Outstanding				Exercisable
Exercise prices	Number outstanding	Weighted- average remaining contractual life in years	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$4.55 - $9.99	417	7.3	$5.61	91	$5.85
$10.00 - $19.99	243	2.8	$12.90	158	$12.55
$20.00 - $31.66	26	7.6	$30.95	10	$31.18

$4.55 - $31.66	686	5.7	$9.15	259	$10.87

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeds the exercise price of the option) exercised during fiscal 2016 was approximately $3,900. As of January 1, 2017, the aggregate intrinsic value of options outstanding and exercisable was approximately $1,200.

Restricted Stock Units

Employees forfeited 8,622 and 24,685 shares of restricted stock units during fiscal 2015 and 2014, at a price of $25.05 and $26.59 per share, respectively, to cover withholding taxes that were due from the employees at the time that the applicable forfeiture restrictions lapsed.

No restricted stock units were outstanding as of January 1, 2017.

Common Share Repurchases

On May 1, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to 1.0 million shares of our common stock in both the open market or through privately negotiated transactions. The program was completed during fiscal 2015. Over the course of the program, we repurchased all of the 1.0 million shares in this authorization for approximately $18.6 million at an average market price per share of $18.57, excluding commissions.

(10) RETIREMENT SAVINGS PLANS

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. In fiscal 2016, 2015, and 2014 we matched 25.0%, of the employee’s contribution up to 4.0% of their earnings. Team member contributions were approximately $338,000, $399,000, and $518,000, for fiscal 2016, 2015, and 2014, respectively. The employer match was $54,000, $58,000, and $87,000 for fiscal 2016, 2015, and 2014, respectively. There were no discretionary contributions to the plan in fiscal years 2016, 2015 or 2014.

Non-Qualified Deferred Compensation Plan

We have a Non-Qualified Deferred Compensation Plan effective as of February 25, 2005 (the “Plan”). Eligible participants are those team members who are at the “director” level and above and who are selected by the Company to participate in the Plan. Participants must complete a deferral election each year to indicate the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the Plan Administrator, and the Regulations promulgated by the IRS. During fiscal

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016, 2015, and 2014, we matched 25.0% of the first 4.0% contributed and paid a declared interest rate of 6.0% on balances outstanding. The Board of Directors administers the Plan and may change the rate or any other aspects of the Plan at any time.

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

For fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014, eligible participants contributed approximately $35,000, $64,000 and $99,000 to the Plan and the Company provided matching funds and interest of approximately $18,000, $35,000 and $58,000, net of distributions of approximately $238,000, $368,000 and $418,000, respectively. The distributions were due to executive departures and required distributions in accordance with our Plan. The outstanding deferred compensation balance at January 1, 2017 and January 3, 2016, was approximately $179,000 and $365,000 respectively.

(11) DISCONTINUED OPERATIONS

On December 14, 2015, Famous Dave’s of America, Inc. and certain of its subsidiaries (collectively, the “Company”) entered into an Asset Purchase Agreement and related Real Estate Purchase Agreement (the “Purchase Agreements”) with Windy City Restaurant Holdings LLC and its affiliate (together, the “Purchaser”) pursuant to which the Company agreed to sell the assets comprising its seven Chicago, Illinois area Company-owned restaurants located in Addison, Algonquin, Bolingbrook, Evergreen Park, North Riverside, Orland Park and Oswego (collectively, “Purchased Restaurants”) to the Purchaser. As consideration for the Purchased Restaurants, which included the real property on which the Company operates the Purchased Restaurant located in Addison, Illinois, the Purchaser paid the Company $1.15 million, plus $315,000 for the purchase of inventory on hand on the closing date, and assumed specified liabilities of the Company. Included among the assumed liabilities were the Company’s existing leases for the Purchased Restaurants located in Bolingbrook, North Riverside and Orland Park, Illinois. This transaction closed on March 1, 2016.

Under the Purchase Agreements, the Purchaser also agreed to enter into (i) sublease agreements for the real property on which Purchased Restaurants are located in Algonquin, Evergreen Park and Oswego, Illinois, (ii) franchise agreements for each Purchased Restaurant, and (iii) an Area Development Agreement pursuant to which the Purchaser agreed to use commercially reasonable efforts to develop ten additional Famous Dave’s restaurants in the Chicago metropolitan area market. The Company agreed to waive its standard initial franchise fee for the Purchased Restaurants and the Company’s standard franchise royalty rates were reduced as they relate to certain of the Purchased Restaurants for a limited period of time. The Purchaser has further agreed to invest no less than $500,000 in refreshing and improving the Purchased Restaurants pursuant to an agreed upon work schedule no later than one year following the closing. To the extent Purchaser fails to invest such amount within the prescribed timeframe, it will remit the difference to the Company. Subsequent to January 1, 2017, the Purchaser closed the Evergreen Park restaurant. See Note 20.

In accordance with the Purchase Agreements, the Purchaser deposited earnest money in the amount of $140,000 with a third party title company. The earnest money was delivered to the Company and applied against the purchase price at closing.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with this agreement, the Company recorded an $8.8 million impairment charge. Subsequent to the close of this transaction, the Company recaptured approximately $1.3 million in deferred rent credits. The net assets and liabilities of the Purchased Restaurants that were associated with this transaction are included in assets and liabilities held for sale on the accompanying consolidated balance sheets at January 3, 2016. No related assets or liabilities remain at January 1, 2017. The carrying value of the assets and liabilities included in the asset sale was as follows (in thousands):

(in thousands)	January 3, 2016
Accounts receivable, net	$65
Inventories	344
Prepaid expenses and other current assets	30

Total current assets	439
Property, equipment and leasehold improvements, net	991

Total assets	$1,430

Accounts payable	10
Accrued compensation and benefits	96
Other current liabilities	389

Total current liabilities	495
Other liabilities	1,252

Total liabilities	$1,747

The operating results of the Purchased Restaurants for the fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014 are summarized below. These results include costs directly attributable to the components of the business which were divested. Interest expense of approximately $32,000, $28,000 and $27,000 was allocated to discontinued operations for the fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively, based upon the portion of the borrowing base associated with the discontinued operations. Income tax expense (benefit) of approximately $442,000, $(3.3 million) and $367,000 for the fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively have also been allocated to discontinued operations. These adjustments have been made for all periods presented.

	Fiscal Year
(in thousands)	2016	2015	2014
Revenue	$2,365	$17,002	$17,493
Income (loss) from operations	$985	$(8,763)	$1,036
Income (loss) from discontinued operations, net of income taxes	$511	$(5,463)	$642

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) INCOME TAXES

For financial reporting purposes, income before taxes includes the following components:

	Fiscal Year
(in thousands)	2016	2015	2014
United States	$(5,264)	$901	$2,764
Foreign	322	226	223

Total	$(4,942)	$1,127	$2,987

The following table summarizes the income tax (expense) benefit for the last three fiscal years:

	Fiscal Year
(in thousands)	2016	2015	2014
Current:
Federal	$(629)	$(767)	$(1,264)
State	112	(45)	(263)
Foreign	(99)	(87)	(112)

	(616)	(899)	(1,639)

Deferred:
Federal	2,428	514	879
State	188	337	28

	2,616	851	907

Total income tax benefit (expense)	$2,000	$(48)	$(732)

For financial reporting purposes, total income tax benefit (expense) includes the following components:

	Fiscal Year
(in thousands)	2016	2015	2014
Continuing operations	$2,000	$(48)	$(732)
Discontinued operations	(442)	3,328	(367)

Total income tax benefit (expense)	$1,558	$3,280	$(1,099)

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively, is presented in the table below:

(in thousands)
Balance at December 29, 2013	$45
Increases attributable to tax positions taken during prior periods	69
Audit settlements	(19)
Decreases due to lapses of statutes of limitations	(14)

Balance at December 28, 2014	81
Decreases due to lapses of statutes of limitations	(34)

Balance at January 3, 2016	47
Increases attributable to tax positions taken during prior periods	142
Audit settlements	(41)
Decreases due to lapses of statutes of limitations	(33)

Balance at January 1, 2017	$115

At January 1, 2017, January 3, 2016 and December 28, 2014, there are $115,000, $47,000, and $81,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal years 2016, 2015, and 2014, we recognized interest and penalties of $20,000, $(2,000), and $(7,000), respectively. Excluded from the above reconciliation were $25,000, $5,000 and $7,000, of accrued interest and penalties, net of tax benefit, for fiscal 2016, 2015, and 2014, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The preparation of these income tax returns requires the Company to interpret and apply relevant federal and state income tax laws. It is common for federal and state taxing authorities to periodically examine filed tax returns. During these examinations, it is possible for taxing authorities to interpret facts or tax law differently than the Company. As a result, the Company may be required to adjust tax liabilities affecting its effective tax rate. Tax years 2013 and forward remain subject to federal examination. Tax years 2012 and forward remain subject to state examination.

It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months. These changes may be the result of new audits or the expiration of statutes of limitations and could range up to $138,000 based on current estimates.

Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carry forwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal years 2016 and 2015, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by assessing the available positive and negative evidence surrounding its recoverability.

At January 1, 2017, it is more likely than not that all deferred tax assets attributable to temporary differences taken on federal and state tax returns will be realized based on our consolidated taxable income for fiscal 2016 and fiscal 2015 as well as the expectation that reversing deferred tax assets will be offset by reversing deferred tax liabilities and certain tax planning strategies. However, there is a portion of deferred tax assets attributable to temporary differences taken on stand-alone state returns and stand-alone state net operating losses and credit carry forwards that are unlikely to be realized due to insufficient future earnings. For these deferred tax assets, the Company has created a valuation allowance listed in the table below. The 2016 net change in valuation allowance is an increase to the valuation allowance in the amount of $531,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	January 1, 2017	January 3, 2016
Deferred tax asset:
Deferred rent	$3,184	$3,379
State net operating loss carry-forwards	2,325	1,779
Financing lease obligation	1,028	1,170
Tax credit carryover	910	376
Accrued expenses	585	284
Stock-based compensation	472	344
Deferred revenue	452	476
Lease reserve	222	223
Accrued and deferred compensation	67	151
Contribution carryover	18	—
Inventories	9	10

Total deferred tax asset	$9,272	$8,192

Deferred tax liability:
Property and equipment basis difference	$(1,671)	$(952)
Inventories	(295)	(562)
Prepaid expenses	(269)	(236)
Intangible property basis difference	(56)	(134)

Total deferred tax liability	$(2,291)	$(1,884)

Net deferred tax assets	6,981	6,308
Valuation allowance	(2,348)	(1,817)

Total net deferred tax asset	$4,633	$4,491

In 2016, we had cumulative net operating loss carry-forwards for tax reporting purposes of approximately $43.4 million for state purposes, which if not used, will begin to expire in fiscal 2018.

We made federal income tax payments, net of federal refunds, of $210,000, $166,000, and $369,000 in 2016, 2015 and 2014, respectively. State and foreign income taxes paid by the Company, net of refunds, totaled $180,000, $232,000, and $231,000 in 2016, 2015 and 2014, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between the statutory rate and the effective tax rate is as follows:

	Fiscal Year
	2016	2015	2014
Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of valuation allowance and federal benefit	5.8	5.4	3.2
Foreign taxes	(2.0)	7.7	3.7
Tax effect of permanent differences — meals and entertainment	(1.5)	1.4	1.5
Tax effect of permanent differences — tip credit	(3.4)	17.2	8.1
Tax effect of permanent differences — other	0.3	(0.6)	(1.4)
Tax effect of general business credits	8.9	(50.7)	(23.8)
Tax effect of foreign tax credit	2.0	(7.7)	(3.7)
Uncertain tax positions	(2.7)	—	—
Other	(0.9)	(2.4)	2.9

Effective tax rate(1)	40.5%	4.3%	24.5%

(1)	The decrease in the 2015 effective tax rate is primarily due to the small amount of 2015 pre-tax book income.

(13) SUPPLEMENTAL CASH FLOWS INFORMATION

	For the Fiscal Year Ended
(in thousands)	2016	2015	2014
Cash paid for interest, net of capitalized interest	$729	$975	$790
Cash paid for income taxes, net of refunds	$390	$398	$600
Non-cash investing and financing activities:
Reclassification of additional paid-in-capital to payroll taxes payable for performance shares issued	$—	$215	$1,520
Accrued property and equipment purchases	$37	$10	$(32)
Refinancing of debt	$9,897	$—	$—

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) SELECTED QUARTERLY DATA (UNAUDITED)

The following represents selected quarterly financial information for fiscal years 2016 and 2015 (in thousands, except per-share data).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$23,540	$28,264	$28,044	$32,714	$25,510	$27,881	$22,085	$25,367
Income (loss) from operations	$395	$302	$334	$981	$(3,749)	$1,307	$(1,070)	$(447)
Net income (loss) from continuing operations	$(69)	$108	$113	$547	$(2,378)	$731	$(826)	$(307)
Net income (loss) from discontinued operations	$681	$89	$27	$107	$(81)	$(23)	$(116)	$(5,636)
Basic net income (loss) from continuing operations per common share	$0.02	$0.02	$0.02	$0.07	$(0.34)	$0.11	$(0.12)	$(0.05)
Basic net income (loss) from discontinued operations per common share	$0.10	$0.01	$—	$0.02	$(0.01)	$—	$(0.02)	$(0.81)
Diluted net income (loss) from continuing operations per diluted share	$0.02	$0.02	$0.02	$0.07	$(0.34)	$0.10	$(0.12)	$(0.04)
Diluted net income (loss) from discontinued operations per diluted share	$0.10	$0.01	$—	$0.02	$(0.01)	$—	$(0.02)	$(0.81)

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 28, 2015, these franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint [Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329] alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs are seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees. Famous Dave’s denies the allegations and intends to vigorously defend against them. The foregoing litigation is pending and in the early stages of discovery. No trial date has been set.

(16) ASSET IMPAIRMENT AND ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS

In accordance with FASB Accounting Standards Codification 360 for Property, Plant, and Equipment, we evaluate restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate, anticipated sale prices and other factors. If these assumptions change in the future, we may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. The following is a summary of impairment costs for fiscal 2016, fiscal 2015, and fiscal 2014. These costs are included in asset impairment and estimated lease termination and other closing costs in the Consolidated Statements of Operations.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
(dollars in thousands)	January 1, 2017	January 3, 2016	December 28, 2014
Asset Impairments
Restaurant optimization	$4,376	$—	$—
Software(1)	156	—	—
May’s Landing, NJ	50	—	766
Smithtown, NY(2)	—	935	—
Richmond, VA area	—	—	2,285
Two Minneapolis, MN area restaurants	—	—	544
Décor	—	—	342
Des Moines, IA	—	—	226

Total	$4,582	$935	$4,163

Restaurant closure expenses
Smithtown, NY(3)	200	—	—
Other(6)	6	(6)	—
N. Riverside, IL(4)	—	368	—
Richmond, VA area	—	143	54
N. Riverside, IL(5)	—	122	—
Eden Prairie, MN	—	(42)	—
Salisbury, MD	—	—	206
Décor Warehouse	—	—	94

Total restaurant closure expenses	$206	$585	$354

Provision for impairment and restaurant closings	$4,788	$1,520	$4,517

(1)	Asset impairment calculated at July 3, 2016 related to a software implementation project that was discontinued.

(2)	Asset impairment calculated at June 28, 2015 based upon expected sale of Smithtown restaurant.

(3)	Lease termination reserve associated with a letter of credit provided to a landlord for a previously closed restaurant.

(4)	Lease termination costs associated with the cancellation of a potential new restaurant location.

(5)	Write off of development costs associated with the cancellation of a potential new restaurant location.

(6)	Includes $191,000 in costs written-off associated with closing the Lombard, Illinois field office partially offset by an $86,000 recapture of deferred rent credits.

Restaurant Optimization - During fiscal 2016, the Company recorded approximately $4.4 million in asset impairment charges associated with 11 restaurants which were slow to respond to several initiatives to turnaround operating performance. As a result, the Company determined that the estimated fair value of the assets was less than the net book value and recognized an impairment charge to reduce the related assets to their estimated fair value. As the Company continues to evaluate the restaurant portfolio we anticipate addressing the ongoing operation of the 11 locations impaired over the next three years by way of lease restructuring, lease assignment or subsequent closure at the end of their natural lease term.

Richmond, VA Area Restaurant Closures - On December 29, 2014, the Company announced the closure of its three underperforming Company-owned restaurants located in and around Richmond, Virginia. The associated impairment charges primarily related to the write-off of the book value of the related property, plant and equipment, net of estimated proceeds from the sale of these assets (primarily derived from the sale of real property). Loss before taxes associated with these operations for the fiscal year ended December 28, 2014 totaled approximately $187,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2014 the restaurants were valued at the estimated proceeds from the sale and were recorded as assets held for sale in the consolidated balance sheets. Two of these properties were sold during the third quarter of fiscal 2015 and the first quarter of fiscal 2016, respectively. On January 3, 2016, the remaining property’s fair value was reclassified to property, equipment and leasehold improvements, net because it was probable that the assets would not be sold in the next two months.

Below reflects the change in our reserve for lease termination costs for fiscal 2016 and 2015:

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended January 1, 2017
Reserve for lease termination costs	$489.9	89.1	(104.4)	$474.6

Year ended January 3, 2016
Reserve for lease termination costs	$16.0	543.2	(69.3)	$489.9

Year ended December 28, 2014
Reserve for lease termination costs	$—	116.0	(100.0)	$16.0

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets and liabilities falling within Level 3 of the fair value hierarchy, a change in the input assumptions used could result in a change in the estimated fair value of the asset or liability. Transfers in and out of levels will be based on our judgment of the availability of unadjusted quoted prices in active markets, other observable inputs, and non-observable inputs.

The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximates fair value based on current interest rates and short-term maturities. The carrying amount of accounts receivable approximates fair value due to the short-term nature of accounts receivable. We believe that the carrying amount of long-term debt approximates fair value due to the variable interest rates charged on long-term debt or as a result of the proximity of the refinancing to the end of the fiscal year.

The following table (in thousands) summarizes the assets held for sale and property and equipment, net, measured at fair value in our consolidated balance sheet as of January 1, 2017 and January 3, 2016:

	Level 1	Level 2	Level 3	Total
Balance at January 1, 2017
Assets
Assets Held for Sale	$—	$1	$—	$1
Property and Equipment, net	$—	$—	$1,742	$1,742

Balance at January 3, 2016
Assets
Assets Held for Sale	$—	$1,431	$780	$2,211
Property and Equipment, net	$—	$—	$507	$507

Assets held for sale are recorded at fair value, which was valued based upon a real estate broker’s estimate of value for the properties (Level 3) or negotiated sale price (Level 2). Property and Equipment, net, recorded at fair upon broker’s estimate of value or estimated discounted future cash flows (Level 3). These assets have been adjusted to net realizable value based upon the decision to dispose of the property. The Company completed its sale of assets held for sale recorded in Level 3 during fiscal 2016. The fair value of amounts disclosed as property and equipment, net, reported in the table above within Level 3 changed during fiscal 2016 as a result of the Company’s impairment analysis surrounding certain of its property and equipment assets.

(18) VARIABLE INTEREST ENTITIES

A variable interest holder is considered to be the primary beneficiary of a variable interest entity (VIE) if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Once an entity is determined to be a variable interest entity (VIE), the primary beneficiary is required to consolidate the entity. The Company has an installment agreement with one of its franchisees as the result of refranchising its Lincoln, Nebraska restaurant. This franchisee is a VIE, however, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 11, 2015, the Company consummated the sale of its Greenwood, Indiana and Florence, Kentucky restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of January 1, 2017, the amount of the future lease payments for which the Company would be liable in the event of a default are approximately $352,000. An accrual related to any future obligation was not considered necessary at January 1, 2017 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On March 1, 2016, the Company consummated the sale of its Chicago-area restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of January 1, 2017, the amount of the future lease payments for which the company would be liable in the event of a default are approximately $1.9 million. An accrual related to any future obligation was not considered necessary at January 1, 2017 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. Subsequent to the balance sheet date, the purchaser closed one of the seven restaurants, on which the Company has an outstanding lease obligation. See Note 20. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements. See Note 20 for additional information.

(19) RELATED PARTY TRANSACTIONS

Michael Lister serves as our Chief Executive Officer, Chief Operating Officer and a director of the Company. Prior to joining the management team of the Company in October of 2016, Mr. Lister managed Famous Five, a corporation that owns five franchised Famous Dave’s Restaurants. Famous Five paid an aggregate of approximately $496,000, $523,000 and $505,000 in franchise royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund for fiscal 2016, 2015 and 2014, respectively. Approximately $49,000 and $61,000 associated with royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund is due from Famous Five and included in accounts receivable as of January 1, 2017 and January 3, 2016, respectively.

Anand D. Gala currently serves as a director of the Company and has been nominated for re-election at the Annual Meeting. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations. As a Company franchisee, Gala Holdings International paid approximately $2.1 million in franchise royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund for fiscal 2016 and 2015, respectively, and $1.9 million for fiscal 2014. Approximately $369,000 and $241,000 associated with royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund is due from Mr. Gala’s companies and included in accounts receivable as of January 1, 2017 and January 3, 2016, respectively. Additionally, Mr. Gala’s brother owns Altametrics, LLC, a software company to which we paid a total of approximately $127,000 during fiscal 2016.

Adam J. Wright served as our Chief Executive Officer and a director of the Company until October of 2016. Mr. Wright’s brother, Michael B. Wright, owns and controls Famous Products, Inc., a corporation that licenses a line of retail products from the Company, including sauces, rubs, marinades and seasonings, pursuant to a licensing agreement with a current term that expires in April 2020 and is subject to renewal options of five years, contingent upon the licensee’s attainment of identified minimum product sales levels. The Company received licensing revenue from Famous Products, Inc. under the agreement of approximately $981,000, $940,000 and $878,000 for fiscal years 2016, 2015 and 2014, respectively. Michael B. Wright also owns DTSG, Inc., a corporation that owns or controls five

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

franchised Famous Dave’s restaurants. DTSG, Inc. paid an aggregate of approximately $636,000, $678,000 and $710,000 in franchise royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund for fiscal years 2016, 2015 and 2014, respectively. Approximately $62,000 and $73,000 associated with royalties and contributions to the Company’s system-wide Public Relations and Marketing Development Fund is due from DTSG, Inc. and included in accounts receivable as of January 1, 2017 and January 3, 2016, respectively.

(20) SUBSEQUENT EVENTS

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements except as noted below.

On January 8, 2017 the Company closed its Stillwater, Minnesota restaurant. This restaurant was written down to anticipated net realizable value during the third quarter of 2016.

On February 19, 2017 a franchisee closed the Evergreen Park, Illinois restaurant. As this is a location for which we have an ongoing lease for an additional six years with a sublease to the franchisee, there is a risk that the franchisee will provide notice to the Company, making the Company responsible for the remaining approximately $700,000 of related lease payments. If this occurs, it is unclear whether a new sub lessee would be identified by the Company. We recorded a lease reserve of approximately $487,000 in February 2017 related to this closure.

On February 19, 2017 the Company closed its Falls Church, Virginia restaurant. This restaurant was written down to anticipated net realizable value during the third quarter of 2016.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Credits to Costs and Expenses and Other Accounts	Balance at End of Period
Year ended December 28, 2014:
Allowance for doubtful accounts	$72.5	$274.1	$(132.2)	$214.4
Reserve for lease termination costs	$—	$116.0	$(100.0)	$16.0
Reserve for corporate severance	$83.3	$931.1	$(653.8)	$360.6

Year ended January 3, 2016:
Allowance for doubtful accounts	$214.4	$295.9	$(264.6)	$245.7
Reserve for lease termination costs	$16.0	$543.2	$(69.3)	$489.9
Reserve for corporate severance	$360.6	$221.0	$(561.5)	$20.1

Year ended January 1, 2017:
Allowance for doubtful accounts	$245.7	$86.6	$(61.8)	$270.5
Reserve for lease termination costs	$489.9	89.1	(104.4)	$474.6
Reserve for corporate severance	$20.1	$170.3	$(190.4)	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: March 21, 2017	By:	/s/ Michael Lister
Michael Lister
Chief Executive Officer/Chief Operating Officer (Principal Executive Officer)

	By:	/s/ Dexter Newman
Dexter Newman
Chief Financial Officer and Secretary (Principal Financial Officer)

	By:	/s/ John P. Beckman
John P. Beckman
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 21, 2017 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/ Anand D. Gala	Director
Anand D. Gala

/s/ Joseph M. Jacobs	Director
Joseph M. Jacobs

/s/ Jonathan P. Lennon	Director
Jonathan P. Lennon

/s/ Charles W. Mooty	Director
Charles W. Mooty

/s/ Richard A. Shapiro	Director
Richard A. Shapiro

/s/ Patrick D. Walsh	Director
Patrick D. Walsh

/s/ Bryan L. Wolff	Director
Bryan L. Wolff

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-10675) filed with the Securities and Exchange Commission on August 23, 1996

3.2

Amendment to Articles of Incorporation dated May 31, 1996, incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2/A (File No. 333-10675) filed with the Securities and Exchange Commission on October 1, 1996

3.3	Second Amended and Restated Bylaws, as amended by Amendment Nos. 1 and 2, incorporated by reference to Exhibit 3.3 to Form 10-K, filed March 18, 2016

10.1

Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 9, 2008 †

10.3	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008 †

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

10.12

First Amendment to Forbearance Agreement dated as of December 2, 2015 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 4, 2015

10.13

First Amendment to Third Amended and Restated Credit Agreement dated as of December 11, 2015 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s RIBS, Inc., Famous Dave’s RIBS-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 11, 2015

10.14

Forbearance Agreement dated May 16, 2016 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 18, 2016

10.15

Waiver and Second Amendment to Third Amended and Restated Credit Agreement dated as of June 10, 2016 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s RIBS, Inc., Famous Dave’s RIBS-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 10, 2016

10.16

Forbearance Agreement dated November 9, 2016 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to form 10-Q filed November 16, 2016

10.17	Amended and Restated 2005 Stock Incentive Plan (as amended through January 21, 2013) incorporated by reference to Exhibit 10.6 to Form 10-K filed March 15, 2013 †

10.18	Form of Director Restricted Stock Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-K filed March 13, 2015 †

10.19	Form of Director Restricted Stock Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-K filed March 13, 2015 †

10.20	Famous Dave’s of America, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 8, 2015 †

10.21	Amendment No. 1 to 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 31, 2015 †

10.22	Amendment No. 2 to 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 6, 2015 †

10.23	Form 2013 – 2015 Performance Share Agreement and Schedule of Grants under such form, incorporated by reference to Exhibits 10.1 and 10.2 to Form 8-K filed January 8, 2013 †

10.24	Stock Option Agreement dated February 10, 2014 between Famous Dave’s of America, Inc. and Edward H. Rensi, incorporated by reference to Exhibit 10.36 to Form 10-K filed March 14, 2014 †

EXHIBITS

Exhibit No.	Description

10.25	Employment Letter dated February 10, 2014 between Famous Dave’s of America, Inc. and Edward H. Rensi, incorporated by reference to Exhibit 10.35 to Form 10-K filed March 14, 2014 †

10.26	Stock Option Agreement dated February 10, 2014 between Famous Dave’s of America, Inc. and Edward H. Rensi, incorporated by reference to Exhibit 10.36 to Form 10-K filed March 14, 2014 †

10.27	Employment Letter dated May 19, 2014 between Famous Dave’s of America, Inc. and Richard A. Pawlowski, incorporated by reference to Exhibit 10.22 to Form 10-K filed March 13, 2015 †

10.28	Stock Option Agreement dated June 2, 2014 between Famous Dave’s of America, Inc. and Richard A. Pawlowski, incorporated by reference to Exhibit 10.23 to Form 10-K filed March 13, 2015 †

10.29	Stock Option Agreement dated January 15, 2015 between Famous Dave’s of America, Inc. and Edward H. Rensi, incorporated by reference to Exhibit 10.24 to Form 10-K filed March 13, 2015 †

10.30	Employment Agreement entered into on August 3, 2015 between Famous Dave’s of America, Inc. and Abelardo Ruiz, incorporated by reference to Exhibit 10.l to Form 8-K filed August 7, 2015 †

10.31	Severance Agreement dated August 17, 2015 between Famous Dave’s of America, Inc. and Richard A. Pawlowski, incorporated by reference to Exhibit 10.l to Form 8-K filed August 21, 2015 †

10.32	Stock Option Agreement dated August 31, 2015 between Famous Dave’s of America, Inc. and Abelardo Ruiz, incorporated by reference to Exhibit 10.29 to Form 10-K filed March 18, 2016 †

10.33	Form of Indemnification Agreement between Famous Dave’s of America, Inc. and each of its directors and officers, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 6, 2015

10.34	Schedule of directors and officers subject to Indemnification Agreements in the form of Exhibit 10.30, incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 6, 2015

10.35	Employment Agreement dated effective January 1, 2016 between Famous Dave’s of America, Inc. and Adam J. Wright, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 4, 2016 †

10.36	Stock Option Agreement dated January 1, 2016 between Famous Dave’s of America, Inc. and Adam J. Wright, incorporated by reference to Exhibit 10.33 to Form 10-K filed March 18, 2016 †

10.37	Employment Agreement dated February 12, 2016 between Famous Dave’s of America, Inc. and Alfredo V. Martel, incorporated by reference to Exhibit 10.34 to Form 10-K filed March 18, 2016 †

10.38	Employment Agreement dated effective April 11, 2016 between Famous Dave’s of America, Inc. and Dexter Newman, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 13, 2016 †

10.39	Stock Option Agreement dated April 11, 2016 between Famous Dave’s of America, Inc. and Dexter Newman, incorporated by reference to Exhibit 10.2 to Form 8-K filed April 13, 2016 †

10.40	Employment Agreement dated October 11, 2016 between Famous Dave’s of America, Inc. and Michael Lister, incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2016 †

10.41	Employment Agreement dated October 11, 2016 between Famous Dave’s of America and Doug Renegar, incorporated by reference to Exhibit 10.1 to form 10-Q filed November 16, 2016 †

10.42	Loan Agreement dated December 2, 2016 among Famous Dave’s of America, Inc., Minwood Partners, Inc. and Venture Bank, incorporated by reference to Exhibit 10.1 to form 8-K filed December 8, 2016

10.43

Promissory Note (Note 1) dated December 2, 2016 in principal amount of $3,700,000 from Famous Dave’s of America, Inc. and Minwood Partners, Inc. to Venture Bank, incorporated by reference to Exhibit 10.2 to form 8-K filed December 8, 2016

EXHIBITS

Exhibit No.		Description

10.44

Mortgage and Security Agreement and Fixture Financing Statement dated December 2, 2016 by Famous Dave’s of America, Inc. and Minwood Partners, Inc. to Venture Bank (Loan 1), incorporated by reference to Exhibit 10.3 to form 8-K filed December 8, 2016

10.45

Loan Agreement dated December 2, 2016 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. and Venture Bank, incorporated by reference to Exhibit 10.4 to form 8-K filed December 8, 2016

10.46

Promissory Note (Note 2) dated December 2, 2016 in principal amount of $6,300,000 from Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc. and Lake & Hennepin BBQ & Blues, Inc. to Venture Bank, incorporated by reference to Exhibit 10.5 to form 8-K filed December 8, 2016

10.47

Promissory Note (Note 3) dated December 2, 2016 in principal amount of $1,000,000 from Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc. and Lake & Hennepin BBQ & Blues, Inc. to Venture Bank, incorporated by reference to Exhibit 10.6 to form 8-K filed December 8, 2016

10.48

Mortgage and Security Agreement and Fixture Financing Statement dated December 2, 2016 by Famous Dave’s of America, Inc. and Minwood Partners, Inc. to Venture Bank (Loan 2), incorporated by reference to Exhibit 10.7 to form 8-K filed December 8, 2016

10.49

Security Agreement dated December 2, 2016 by Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc. and Lake & Hennepin BBQ & Blues, Inc. for the benefit of Venture Bank, incorporated by reference to Exhibit 10.8 to form 8-K filed December 8, 2016

10.50

Pledge Agreement dated December 2, 2016 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. and Venture Bank, incorporated by reference to Exhibit 10.9 to form 8-K filed December 8, 2016

21.0	*	Subsidiaries of Famous Dave’s of America, Inc.

23.1	*	Consent of Grant Thornton LLP

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

†	Management compensatory plan