Form 10-Q
period 2017-04-02
FAMOUS DAVES OF AMERICA INC
filed 2017-05-15
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2017, 6,957,628 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 2, 2017 AND JANUARY 1, 2017

(in thousands, except per share data)

ASSETS	April 2, 2017 (Unaudited)	January 1, 2017
Current assets:
Cash and cash equivalents	$4,865	$4,450
Restricted cash	1,796	1,714
Accounts receivable, net	5,474	5,257
Inventories	1,425	1,499
Prepaid expenses and other current assets	5,473	3,531
Assets held for sale	—	1

Total current assets	19,033	16,452

Property, equipment and leasehold improvements, net	25,354	25,912

Other assets:
Intangible assets, net	2,556	2,565
Deferred tax assets	4,229	4,633
Other assets	1,355	1,383

	$52,527	$50,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and financing lease obligation	$2,084	$1,371
Accounts payable	6,299	5,311
Accrued compensation and benefits	1,965	1,321
Other current liabilities	4,186	3,140

Total current liabilities	14,534	11,143

Long-term liabilities:
Long-term debt, less current portion	8,608	8,849
Financing lease obligation, less current portion	1,469	2,280
Other liabilities	9,142	8,705

Total liabilities	33,753	30,977

Shareholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 6,958 shares issued and outstanding at April 2, 2017 and January 1, 2017, respectively	66	66
Retained earnings	18,708	19,902

Total shareholders’ equity	18,774	19,968

	$52,527	$50,945

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

APRIL 2, 2017 AND APRIL 3, 2016

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2017	2016
Revenue:
Restaurant sales, net	$17,977	$18,992
Franchise royalty revenue	3,782	4,110
Franchise fee revenue	—	135
Licensing and other revenue	217	248

Total revenue	21,976	23,485

Costs and expenses:
Food and beverage costs	5,438	6,023
Labor and benefits costs	6,509	6,853
Operating expenses	5,534	5,709
Depreciation and amortization	755	981
General and administrative expenses	4,593	3,720
Asset impairment and estimated lease termination and other closing costs	1,133	8
Net loss (gain) on disposal of property	1	(204)

Total costs and expenses	23,963	23,090

(Loss) income from operations	(1,987)	395

Other expense:
Interest expense	(187)	(178)
Interest income	—	1

Total other expense, net	(187)	(177)

(Loss) income before income taxes	(2,174)	218

Income tax benefit (expense)	928	(69)

Net (loss) income from continuing operations	(1,246)	149
Net income from discontinued operations, net of tax	—	681

Net (loss) income	$(1,246)	$830

Basic net (loss) income per share — continuing operations	$(0.18)	$0.02

Basic net income per share — discontinued operations	$—	$0.10

Basic net (loss) income per share	$(0.18)	$0.12

Diluted net (loss) income per share — continuing operations	$(0.18)	$0.02

Diluted net income per share — discontinued operations	$—	$0.10

Diluted net (loss) income per share	$(0.18)	$0.12

Weighted average shares outstanding — basic	6,954	6,948

Weighted average shares outstanding — diluted	6,954	6,958

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

APRIL 2, 2017 AND APRIL 3, 2016

(in thousands)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2017	2016
Cash flows from operating activities:
Net (loss) income from continuing operations	$(1,246)	$149
Adjustments to reconcile net (loss) income to cash flows provided by operations:
Depreciation and amortization	755	981
Asset impairment and estimated lease termination and other closing costs	1,133	8
Net loss (gain) on disposal of property	1	(204)
Amortization of deferred financing costs	7	9
Deferred income taxes	348	—
Deferred rent	144	192
Stock-based compensation	107	(54)
Changes in operating assets and liabilities:
Restricted cash	(81)	(115)
Accounts receivable, net	(184)	(428)
Inventories	74	210
Prepaid expenses and other current assets	(2,087)	(105)
Accounts payable	853	240
Accrued compensation and benefits	619	107
Other current liabilities	420	329
Other liabilities	1	(18)

Cash flows provided by continuing operating activities	864	1,301
Cash flows used for discontinued operating activities	—	(785)

Cash flows provided by operating activities	864	516

Cash flows used for investing activities:
Proceeds from the sale of assets	—	1,053
Purchases of property, equipment and leasehold improvements	(104)	(129)

Cash flows (used for) provided by continuing investing activities	(104)	924
Cash flows provided by discontinued investing activities	—	1,150

Cash flows (used for) provided by investing activities	(104)	2,074
Cash flows used for financing activities:
Proceeds from line of credit	—	1,855
Payments of debt issuance costs	(15)	—
Payments on long-term debt and financing lease obligation	(330)	(2,145)

Cash flows used for financing activities	(345)	(290)

Increase in cash and cash equivalents	415	2,300

Cash and cash equivalents, beginning of period	4,450	5,300

Cash and cash equivalents, end of period	$4,865	$7,600

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

Basis of Presentation

Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated in Minnesota on March 14, 1994. The Company develops, own, operates and franchises restaurants under the name “Famous Dave’s”. As of April 2, 2017, there were 173 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada, and United Arab Emirates, including 35 Company-owned restaurants and 138 franchise-operated restaurants. An additional 62 franchise-operated restaurants were committed to be developed through signed area development agreements as of April 2, 2017.

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited consolidated financial statements represent the consolidated financial statements of the Company and its subsidiaries as of April 2, 2017 and January 1, 2017 and for the three month periods ended April 2, 2017 and April 3, 2016, respectively. The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2017 as filed with the SEC on March 21, 2017.

Due to the seasonality of the Company’s business, revenue and operating results for the three months ended April 2, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net income (loss) for any of the periods presented.

Income Taxes

The Company’s effective tax rate was 42.7% for the three months ended April 2, 2017 as compared to 31.7% for the three months ended April 3, 2016. The net increase in the effective tax rate for the three months ended April 2, 2017 was primarily a result of the change in pretax income and the change in employment related credits, as a percentage of pretax income. The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The Company’s estimates are based on the information available at the time that the Company prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption was permitted, and the Company has adopted this ASU effective for Fiscal 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016, ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company plans to adopt this standard as of the effective date. The Company is currently in the process evaluating the full impact these standards will have on its consolidated financial statements and related disclosures, which is expected to be completed in fiscal 2017; however, the Company believes the new guidance will impact the timing and recognition of franchise fees and advertising fees charged to franchisees, area development fees and revenues related to gift cards.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, but expects that it will have a material impact because of the Company’s significant leasing activity.

(2) Net Income Per Share

Basic net income per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS equals net income divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options and restricted stock units, when dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of basic and diluted net income per share:

	Three Months Ended
	April 2,	April 3,
(in thousands, except per share data)	2017	2016
Net (loss) income per share — basic:
Net (loss) income from continuing operations, net of taxes	$(1,246)	$149
Net income from discontinued operations, net of taxes	—	681

Net (loss) income	$(1,246)	$830
Weighted average shares outstanding	6,954	6,948
Net (loss) income from continuing operations per share — basic	$(0.18)	$0.02

Net income from discontinued operations per share — basic	$—	$0.10

Net (loss) income per share — basic	$(0.18)	$0.12

Net (loss) income per share — diluted:
Net (loss) income from continuing operations, net of taxes	$(1,246)	$149
Net income from discontinued operations, net of taxes	—	681

Net (loss) income	$(1,246)	$830
Weighted average shares outstanding	6,954	6,948
Dilutive impact of stock equivalents outstanding	—	13

Adjusted weighted average shares outstanding	6,954	6,961
Net (loss) income from continuing operations per share — diluted	$(0.18)	$0.02

Net income from discontinued operations per share — diluted	$—	$0.10

Net (loss) income per share — diluted	$(0.18)	$0.12

There were 614,000 and 439,000 options outstanding for the three months ended April 2, 2017 and April 3, 2016, respectively, that were not included in the computation of diluted EPS because their impact was anti-dilutive.

(3) Restricted Cash and Marketing Fund

The Company has a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered to be restricted. Accordingly, the Company reflects the cash related to this fund within restricted cash and reflects the liability within accounts payable on the Company’s consolidated balance sheets as of April 2, 2017 and January 1, 2017. The Company had approximately $1.2 million and $946,000 in this fund as of April 2, 2017 and January 1, 2017, respectively.

In conjunction with the Company’s current and former credit agreements, the Company has deposited amounts for undrawn letters of credit in cash collateral accounts with Venture Bank and Wells Fargo. The Company had approximately $558,000 and $768,000 in restricted cash as of April 2, 2017 and January 1, 2017, respectively, related to these undrawn letters of credit.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Allowance for Doubtful Accounts

The Company provides for an allowance for uncollectible accounts receivable based on historical losses and existing economic conditions, when relevant. The Company provides for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, the Company has periodically established a specific reserve on certain other receivables as necessary. Any changes to the reserve are recorded within general and administrative expenses on the consolidated statements of operations. The allowance for uncollectible accounts was approximately $327,000 and $270,000 at April 2, 2017 and January 1, 2017, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances, which is recorded as interest income in the consolidated statements of operations. In assessing recoverability of these receivables, the Company makes judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to the Company, as well as other variables.

(5) Intangible Assets, net

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite-lived assets and are not subject to amortization. The lease interest assets are amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease. Amortization of the lease interest assets is expected to be approximately $36,000 per year, for the remaining useful life.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of beginning and ending amounts of intangible assets at April 2, 2017 and January 1, 2017, respectively, are presented in the table below:

(in thousands)	Remaining estimated useful life (years)	Original Cost	Impairment		Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at April 2, 2017
Lease interest assets	22.8	$1,091	—		$(259)	$832	$(36)	$796
Liquor licenses		1,760	—		—	1,760	—	1,760

Total		$2,851	—		$(259)	$2,592	$(36)	$2,556

(in thousands)	Remaining estimated useful life (years)	Original Cost	Impairment		Accumulated Amortization	Net Book Value	Less Current Portion(1)	Non- Current Portion
Balance at January 1, 2017
Lease interest assets	23.1	$1,417	(326	)(2)	$(249)	$842	$(37)	$805
Liquor licenses		1,810	(50	)(3)	—	1,760	—	1,760

Total		$3,227	(376)		$(249)	$2,602	$(37)	$2,565

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.
(2)	Recorded in connection with the restaurant optimization.
(3)	Based upon a quantitative analysis of this intangible asset, the Company determined that the fair value of one liquor license was less than its carrying value.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Long-Term Debt and Financing Lease Obligations

Long-term debt

Long-term debt consisted approximately of the following at:

(in thousands)	April 2, 2017	January 1, 2017

First Note — Venture Bank — monthly installments of principal and interest until December 2, 2026	$3,670	$3,700
Second Note — Venture Bank — monthly payments of principal and interest until December 2, 2023	6,104	6,300
Less: deferred financing fees	(245)	(234)
Less: current maturities	(921)	(917)

Long-term debt net of current maturities	$8,608	$8,849

The weighted-average interest rate of debt outstanding as of April 2, 2017 and January 1, 2017 was 4.10% and 4.00%, respectively.

The Company is subject to various financial and non-financial covenants on its long-term debt, including a debt-service coverage ratio. As of April 2, 2017, the Company was in compliance with all of its covenants.

Financing Lease Obligation

Financing lease obligations consisted of the following at:

(in thousands)	April 2, 2017	January 1, 2017

Financing lease — Spirit Financial — monthly installments of $54-$59 — including an interest rate of 9.63%, due in March 2019.	$2,652	$2,757
Less: deferred financing fees	(20)	(23)
Less: current maturities	(1,163)	(454)

Long-term financing lease net of current maturities	$1,469	$2,280

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	April 2, 2017	January 1, 2017

Prepaid income taxes	$3,482	$2,168
Prepaid insurance and other expenses	1,941	1,306
Other current assets	50	57

	$5,473	$3,531

(8) Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	April 2, 2017	January 1, 2017

Gift cards payable	$1,314	$1,448
Other current liabilities	1,342	810
Lease reserves, current	858	330
Sales tax payable	415	454
Accrued real estate taxes	254	79
Deferred franchise fees	—	16
Accrued property and equipment purchases	3	3

	$4,186	$3,140

(9) Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	April 2, 2017	January 1, 2017

Deferred rent	$7,625	$7,802
Other liabilities	308	358
Accrual for uncertain tax positions	139	139
Long term lease reserve	834	145
Long term deferred compensation	117	142
Asset retirement obligations	119	119

	$9,142	$8,705

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 89,094 shares of the Company’s common stock remained unreserved and available for issuance at April 2, 2017. The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three months ended April 2, 2017 and April 3, 2016, respectively, as follows:

	Three Months Ended
(in thousands)	April 2, 2017	April 3, 2016
Stock options(1)	$100	$(69)
Restricted stock	7	15

	$107	$(54)

(1)	The three months ended April 3, 2016 includes the recapture of previously recorded stock-based compensation due to the departure of the Company’s former Chief Financial Officer.

The compensation expense for stock option grants is recognized in general and administrative expense in the Company’s consolidated statements of operations through the applicable service period.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding at January 1, 2017	686	$9.15	5.7
Granted	9	5.33
Forfeited or expired	(81)	10.73

Options outstanding at April 2, 2017	614	$8.89	5.6

Options exercisable at April 2, 2017	294	$10.67	4.0

Weighted-average values and assumptions for valuing grants made:

Three Months Ended April 2, 2017
Weighted average fair value of options granted	$2.93
Expected life (in years)	5.0
Expected stock volatility	65.7%
Risk-free interest rate	2.0%

(11) Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification 360 for Property, Plant, and Equipment, the Company evaluates restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate, anticipated sale prices and other factors. If these assumptions change in the future, the Company may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates. As of April 2, 2017, the Company evaluated events and circumstances surrounding its Company-owned restaurants and determined that no restaurant impairment charges were necessary for the first quarter of fiscal 2017.

The Company maintains lease reserves on locations for which the Company is the primary obligor of a lease agreement but expects to incur losses after the Company ceases to use the location. During the first quarter of fiscal 2017, the Company recorded lease reserves and corresponding lease termination charges on Company-owned closed restaurants located in Stillwater, Minnesota and Falls Church, Virginia. Additionally, the Company recorded lease termination charges on two Franshisee-operated locations, for which the Company was the primary obligor of the lease agreement, located in Evergreen Park, Illinois and Algonquin, Illinois.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restaurant Optimization—During fiscal 2016, the Company recorded asset impairment charges associated with 11 restaurants which were slow to respond to several initiatives to turnaround operating performance. As a result, the Company determined that the estimated fair value of the assets was less than the net book value and recognized impairment charges to reduce the related assets to their estimated fair value. As the Company continues to evaluate the restaurant portfolio, the Company anticipates addressing the ongoing operation of the 11 locations impaired over the next three years by way of lease restructuring, lease assignment or subsequent closure at the end of their natural lease term.

During the first quarter of fiscal 2017, the Company closed two restaurants as part of the Restaurant Optimization plan and, subsequent to the end of the first quarter of fiscal 2017, the Company closed two additional restaurants as part of this plan. See Note 17 “Subsequent Events.”

The following is a summary of impairment costs for the first quarter of fiscal 2017 and fiscal 2016. These costs are included in asset impairment and estimated lease termination and other closing costs in the consolidated statements of operations.

	Three Months Ended
(dollars in thousands)	April 2, 2017	April 3, 2016
Asset Impairments
Restaurant optimization(1)	$(56)	$—
Lease termination charges(2)	1,182	—
Restaurant closure expenses	7	8

Asset impairment and estimated lease termination and other closing costs	$1,133	$8

(1)	Gains resulting primarily from recapture of deferred rent credits, net of other costs incurred.
(2)	Primarily related to Chicago-area refranchised restaurants and former Chicago field office. See Note 14 - Variable Interest Entities.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For assets and liabilities falling within Level 3 of the fair value hierarchy, a change in the input assumptions used could result in a change in the estimated fair value of the asset or liability. Transfers in and out of levels will be based on the Company’s judgment of the availability of unadjusted quoted prices in active markets, other observable inputs, and non-observable inputs.

The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximates fair value based on current interest rates and short-term maturities. The carrying amount of accounts receivable approximates fair value due to the short-term nature of accounts receivable. The Company believes that the carrying amount of long-term debt approximates fair value due to the minimal difference between market interest rates and the fixed interest rate on a portion of the Company’s long-term debt, as well as that there has been no significant change in the credit risk or credit markets since origination.

The following table (in thousands) summarizes the assets held for sale and property and equipment, net, measured at fair value in the Company’s consolidated balance sheets as of April 2, 2017 and January 1, 2017:

	Level 1	Level 2	Level 3	Total
Balance at April 2, 2017
Assets
Property and Equipment	$—	$—	$1,686	$1,686

Balance at January 1, 2017
Assets
Assets Held for Sale	$—	$1	$—	$1
Property and Equipment	$—	$—	$1,742	$1,742

Assets held for sale were recorded at fair value and were valued based upon a real estate broker’s estimate of value for the properties (Level 3) or negotiated sale price (Level 2). Property and equipment, net recorded at fair value was valued based upon a broker’s estimate of value or estimated discounted future cash flows (Level 3). These assets were adjusted to net realizable value based upon the decision to dispose of the property.

(13) Discontinued Operations

On December 14, 2015, the Company entered into an Asset Purchase Agreement and related Real Estate Purchase Agreement (the “Purchase Agreements”) with Windy City Restaurant Holdings LLC and its affiliate (together, the “Purchaser”), pursuant to which the Company agreed to sell the assets comprising its seven Chicago, Illinois area Company-owned restaurants located in Addison, Algonquin, Bolingbrook, Evergreen Park, North Riverside, Orland Park and Oswego (collectively, “Purchased Restaurants”) to the Purchaser.

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

There were no assets or liabilities of the Purchased Restaurants remaining as of April 2, 2017 or January 1, 2017.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating results of the Purchased Restaurants for the three months ended April 3, 2016 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Interest expense of $32,000 was allocated to discontinued operations for the three months ended April 3, 2016 based upon the portion of the borrowing base associated with discontinued operations. Income tax expense of $330,000 for the three months ended April 3, 2016 was also allocated to discontinued operations. There were no adjustments required to be made for the three months ended April 2, 2017.

	Three Months Ended
(in thousands)	April 2, 2017	April 3, 2016
Revenue	$—	$2,365
Income from operations	$—	$1,042
Income from discontinued operations, net of income taxes	$—	$681

(14) Variable Interest Entities

A variable interest holder is considered to be the primary beneficiary of a variable interest entity (VIE) if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Once an entity is determined to be a variable interest entity (VIE), the primary beneficiary is required to consolidate the entity. The Company has an installment agreement with one of its franchisees as the result of refranchising its Lincoln, Nebraska restaurant. This franchisee is a VIE; however, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On August 11, 2015, the Company consummated the sale of its Greenwood, Indiana and Florence, Kentucky restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of April 2, 2017, the amount of the future lease payments for which the Company would be liable in the event of a default are approximately $291,000. An accrual related to any future obligation was not considered necessary as of April 2, 2017 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On March 1, 2016, the Company consummated the sale of its Chicago, Illinois-area restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of April 2, 2017, the amount of the future lease payments for which the company would be liable in the event of a default is approximately $1.8 million. As of April 2, 2017, the Company had accrued $1.4 million related to the future obligations of these restaurants. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

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

The Company filed a complaint on July 14, 2015, against a group of former franchisees in California seeking injunctive relief and damages for: (1) Federal Trademark Infringement; (2) Federal Trademark Dilution; (3) Federal Unfair Competition; (4) Federal Trade Dress Dilution; (5) Trademark Infringement under California Business and Professions Code § 14200; (6) Trademark Dilution under California Business and Professions Code §14200; (7) Common Law Trademark Infringement; (8) Unfair Competition under California Business and Professions Code § 17200; (9) False Advertising; (10) Breach of Contract; (11) Breach of Implied Covenant of Good Faith and Fair Dealing; and (12) Intentional Interference with Contract. The claims stem from the former franchisees’ breaches of their franchise agreements, including the failure to pay franchise fees and their continued operation of five restaurants utilizing Famous Dave’s intellectual property without authorization. After two defendants in the case, Kurt Schneiter and M Mart 1, filed a demurrer to the Complaint, Famous Dave’s filed an Amended Complaint on October 9, 2015, reasserting the same claims. The case is captioned Famous Dave’s of America, Inc., v. SR El Centro FD, Inc., et al., Case No. BC589329, and is currently pending before the Honorable Elihu M. Berle in the Superior Court of Los Angeles. By court order, dated June 6, 2016, Famous Dave’s successfully obtained a preliminary injunction, enjoining the former franchisee defendants from using Famous Dave’s intellectual property, including its trademarks and restaurant system. The preliminary injunction is currently the subject of a pending interlocutory appeal which Famous Dave’s intends to oppose vigorously.

On July 28, 2015, these franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329 alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs are seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Supplemental Cash Flow Information

	Three Months Ended
	April 2,	April 3,
	2017	2016
(in thousands)
Cash paid for interest	$179	$204
Cash paid for income taxes, net of refunds	37	23

Non-cash investing and financing activities:
Change in deferred taxes, recognized in additional paid-in capital	$55	$—
Increase in accrued property and equipment purchases	—	(115)

(17) Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements except as noted below.

On April 23, 2017, the Company closed its Des Moines, Iowa restaurant at the end of its natural lease term. This restaurant was written down to its net realizable value during the third quarter of 2016.

On April 27, 2017, the Company closed its New Brunswick, New Jersey restaurant. This restaurant was written down to its net realizable value during the third quarter of 2016. In connection with the closure of this restaurant, the Company was required to recognize a lease termination charge of approximately $354,000 in the second quarter of fiscal 2017.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of April 2, 2017, there were 173 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada, and United Arab Emirates including 35 Company-owned restaurants and 138 franchise-operated restaurants. An additional 62 franchise-operated restaurants were committed to be developed through signed area development agreements as of April 2, 2017.

On May 2, 2017, we announced our plans to focus solely on our franchisees and, as a result, intend to accelerate the refranchising of our 33 Company-owned restaurants over the next 12 to 24 months. We believe that this will permit us to shift our resources and energy to the growth and viability of our franchise system, which is paramount to our success.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 31, 2017 (fiscal 2017) and January 1, 2017 (fiscal 2016) are both 52 week fiscal years.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty payments. Currently, our domestic area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements, the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Substantially all of these services, which include, but are not limited to, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing potential franchise background investigations, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee upon receipt of the signed development agreement. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant, of which approximately $5,000 is recognized immediately when a franchise agreement is signed, reflecting the commission earned and expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchisee entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales, which has historically varied from 4% to 5%. In general, new franchises pay us a monthly royalty of 5% of their net sales.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Costs and Expenses

Restaurant costs and expenses include food and beverage costs; labor and benefits costs; operating expenses, which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion; and restaurant depreciation and amortization. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three to six months of operations. As restaurant management and staff gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control typically improve to levels similar to those at our more established restaurants.

General and Administrative Expenses

General and administrative expenses include all corporate and administrative functions to support future growth. Salaries and benefits, legal fees, accounting fees, professional consulting fees, travel, rent and general insurance are major items in this category. Additionally, we record expense for Managers In Training (“MITs”) in this category for approximately six weeks prior to a restaurant opening. We also provide franchise services for which the revenue is included in other revenue and the expenses are included in general and administrative expenses.

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the following periods:

	Three Months Ended
	April 2,	April 3,
	2017	2016
Food and beverage costs(1)	30.2%	31.7%
Labor and benefits(1)	36.2%	36.1%
Operating expenses(1)	30.8%	30.1%
Restaurant level operating margin(1)(3)	2.8%	2.1%
Depreciation & amortization(2)	3.4%	4.2%
General and administrative(2)	20.9%	15.8%
(Loss) income from operations(2)	(9.0%)	1.7%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

Results of Operations – Three months ended April 2, 2017 compared to three months ended April 3, 2016.

Total Revenue

Total revenue of approximately $22.0 million for the first quarter of fiscal 2017 decreased approximately $1.5 million, or 6.4%, from total revenue of $23.5 million in the first quarter of fiscal 2016.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Restaurant Sales, net

Restaurant sales, net were approximately $18.0 million for the first quarter of fiscal 2017 compared to approximately $19.0 million for the same period in fiscal 2016. During the first quarter, Company-owned restaurant sales declined year-over-year, primarily reflecting the closure of two Company-owned restaurants as well as a 3.3% comparable sales decrease.

On a weighted basis, Dine-In and Catering sales decreased by 3.5% and 0.2%, respectively, while To Go sales increased 0.4%. Finally, as a percentage of dine-in sales, our adult beverage sales at our Company-owned restaurants were approximately 11.9% and 11.7% for the first quarter of fiscal 2017 and 2016, respectively.

Franchise-Related Revenue

Franchise-related revenue consists of royalty revenue and franchise fees, which include initial franchise fees and area development fees. Franchise-related revenue was approximately $3.8 million and $4.2 million for first quarter of fiscal 2017 and 2016, respectively. This decline was the result of a franchise comparable sales decrease of 4.8% and the net closure of three franchise-operated restaurants since the end of the first quarter of fiscal 2016. We did not recognize any fees related to initial franchise fees and area development fees during the first quarter of fiscal 2017, compared with approximately $135,000 during the first quarter of fiscal 2016.

Licensing and Other Revenue

Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners. For the first quarter of fiscal 2017, the licensing royalty revenue was approximately $218,000 compared to approximately $214,000 for the comparable period of fiscal 2016. Other revenue for the first quarter of fiscal 2017 was a loss of approximately $1,000 compared to income of approximately $34,000 for the comparable period in fiscal 2016.

Same Store Net Sales (or Comparable Net Sales)

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for company-owned restaurants for the first quarter of fiscal 2017 decreased 3.3% from the comparable period in 2016. Same store net sales for Company-owned restaurants for the first quarter of 2016 decreased 7.7% from the comparable period in 2015. At the end of the first quarter of fiscal 2017, there were 35 restaurants in the same store sales base and at the end of the first quarter of fiscal 2016 there were 37 restaurants included in this base.

Same store net sales for franchise-operated restaurants for the first quarter of fiscal 2017 decreased 4.8% from the comparable period in 2016. This decline is partially due to our close managerial control of our marketing spend in anticipation of new leadership and lapping changes made in the first quarter of last year to our restaurants that were not received well by our guests. Same store net sales for franchise-operated restaurants for the first quarter of fiscal 2016 decreased 6.1% from the comparable period of 2015. For the first quarter of 2017 and the first quarter of 2016, there were 124 and 121 restaurants, respectively, included in the franchise-operated comparable sales base.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the first quarter of fiscal 2017 and fiscal 2016:

	Three Months Ended
	April 2,	April 3,
	2017	2016
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$46,091	$48,148
Company-Owned	$38,827	$39,485
Full-service (32)	39,867	40,377
Counter service (5)	32,460	33,779

Operating Weeks:
Company-Owned	463	481
Franchise-Operated	1,788	1,768

(1)

AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Food and Beverage Costs

Food and beverage costs for the first quarter of fiscal 2017 were approximately $5.4 million or 30.2% of net restaurant sales, compared to approximately $6.0 million, or 31.7% of net restaurant sales for the first quarter of fiscal 2016. This year-over-year decrease, as a percentage of net restaurant sales, resulted from commodity cost deflation as well as internal initiatives aimed at reducing food waste.

Labor and Benefits Costs

Labor and benefits costs for the first quarter of fiscal 2017 were approximately $6.5 million, or 36.2% of net restaurant sales, compared to approximately $6.9 million, or 36.1% of net restaurant sales for the first quarter of fiscal 2016. Labor and benefit costs remained essentially flat year-over-year, as a percentage of net restaurant sales, due to sales deleverage on fixed labor and benefit costs, as well as an increase in front of house labor, partially offset by a decline in management labor costs.

Operating Expenses

Operating expenses for the first quarter of fiscal 2017 were approximately $5.5 million, or 30.8% of net restaurant sales, compared to operating expenses of approximately $5.7 million, or 30.1% of net restaurant sales for the first quarter of fiscal 2016. Operating expenses for the first quarter of fiscal 2017, as a percentage of net sales, were unfavorable to the prior year due to sales deleverage on fixed operating and occupancy costs.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Depreciation and Amortization

Depreciation and amortization expense for the first quarter of fiscal 2017 was approximately $755,000, or 3.4% of total revenue compared to approximately $1.0 million, or 4.2% of total revenue for the first quarter of fiscal 2016. The decrease is primarily a result of write-downs recorded in the second half of fiscal 2016 related to our Restaurant Optimization plan.

General and Administrative Expenses

General and administrative expenses for the first quarter of fiscal 2017 were approximately $4.6 million, or 20.9% of total revenue, compared to approximately $3.7 million, or 15.8% of total revenue for the first quarter of fiscal 2016. The increase was primarily driven by employee severance and professional fees incurred in the current quarter, the prior year’s early removal of a short-term incentive compensation accrual and the prior year’s recapture of stock-based compensation associated with an executive departure.

Asset Impairment and Estimated Lease Termination and Other Closing Costs

During the first quarter of fiscal 2017, asset impairment and estimated lease termination and other closing costs primarily consisted of charges recognized for our restaurant optimization initiative (described below), lease reserves on closed franchisee-operated restaurants for which we are the primary obligor on the lease agreement, as well as other closed restaurant costs. The expenses for the first quarter of fiscal 2016 represented costs incurred for closed restaurants.

Restaurant Optimization—During fiscal 2016, we recorded asset impairment charges associated with 11 restaurants which were slow to respond to several initiatives to turnaround operating performance. As a result, we determined that the estimated fair value of the assets was less than the net book value and recognized impairment charges to reduce the related assets to their estimated fair value. As we continue to evaluate the restaurant portfolio we anticipate addressing the ongoing operation of the 11 locations impaired over the next three years by way of lease restructuring, lease assignment or subsequent closure at the end of their natural lease term.

During the first quarter of fiscal 2017, we closed two restaurants as part of the Restaurant Optimization plan and, subsequent to the end of the first quarter of fiscal 2017, we closed two additional restaurants as part of this plan. The recently announced acceleration of our refranchising initiative will likely result in the future recognition of additional impairment charges.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

The following is a summary of asset impairment and estimated lease termination and other closing costs for the periods presented:

Asset Impairment and Estimated Lease Termination and Other Closing Costs (in thousands):

(dollars in thousands)	Three Months Ended April 2, 2017	Three Months Ended April 3, 2016
Asset Impairments
Restaurant optimization(1)	$(56)	$—
Lease termination charges(2)	1,182	—
Restaurant closure expenses	7	8

Total	$1,133	$8

(1)	Gains primarily resulting from recapture of deferred rent credits, net of other costs incurred.
(2)	Primarily related to Chicago-area refranchised restaurants and former Chicago field office.

Other Expense, Net

Other expense, net for the first quarter of fiscal 2017 consisted solely of interest expense of approximately $187,000, or 0.9% total revenue. For fiscal 2016, other expense, net consisted of interest expense of approximately $178,000, partially offset by approximately $1,000 of interest income, which in total represented 0.8% of total revenues. The increase interest expense is primarily related to a higher weighted-average interest rate on notes payable for the first quarter of fiscal 2017 of 4.10% compared to 3.68% for the first quarter of 2016. The increase related to interest rates was partially offset by a lower average debt balance during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

Income Tax Benefit (Expense)

For the first quarter of fiscal 2017, we recorded an estimated benefit for income taxes of approximately $928,000, 42% of loss before income taxes, compared to a tax expense of approximately $69,000, or 32% of income before income taxes, for the first quarter of fiscal 2016.

Basic and Diluted Net (Loss) Income per Common Share

Net loss for the first quarter of fiscal 2017 was approximately $1.2 million, or $0.18 per basic diluted share on approximately 6,954,000 weighted-average basic and diluted shares outstanding. Net income for the first quarter of fiscal 2016 was approximately $830,000, or $0.12 per basic and diluted share, of which $0.10 per basic and diluted share was attributable to discontinued operations and $0.02 per basic and diluted share on approximately 6,948,000 weighted-average basic shares outstanding and approximately 6,958,000 weighted-average diluted shares outstanding.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $4.9 million and $4.5 million as of April 2, 2017 and January 1, 2017, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Our current ratio, which measures our immediate short-term liquidity, was 1.31 as of April 2, 2017, compared with 1.48 as of January 1, 2017. The current ratio is computed by dividing total current assets by total current liabilities. The decrease in our current ratio was primarily due to an increase in the current portion of our long-term debt and financing lease obligations, accounts payable, accrued compensation and benefits and other current liabilities. These increases in current liabilities was partially offset by increases in our cash and cash equivalents, accounts receivable, net and prepaid expenses and other current assets.

Net cash provided by operating activities for the first quarter of fiscal 2017 was approximately $864,000, which reflects a net loss of approximately $1.2 million, increased by non-cash charges of approximately $2.5 million. Changes in operating assets and liabilities for the first quarter of fiscal 2017 primarily included net cash outflows related to prepaid expenses and other current assets of $2.1 million, partially offset by increases in accounts payable of approximately $853,000 and accrued compensation and benefits of approximately $619,000.

Net cash provided by operating activities for the first quarter of fiscal 2016 was approximately $516,000 which reflects net income of approximately $150,000. Included in net income is non-cash depreciation and amortization of approximately $1.0 million.

Net cash used for investing activities was approximately $104,000 for the first quarter of fiscal 2017, related to the purchase of property, equipment and leasehold improvements. Net cash provided by investing activities for the first quarter of fiscal 2016 was approximately $2.1 million, reflecting $1.1 million in proceeds from the sale of assets, offset by approximately $129,000 in purchases of property, equipment and leasehold improvements. For the first quarter of 2016, we experienced a net cash inflow of $1.2 million attributable to discontinued operations.

Net cash used for financing activities was approximately $345,000 for the first quarter of fiscal 2017, which related to principal payments on long-term debt and financing lease obligations of approximately $330,000 and payments of debt issuance costs of approximately $15,000. Net cash used for financing activities for the first quarter of fiscal 2016 was approximately $290,000 primarily related to payments on long-term debt and financing lease obligations of approximately $2.2 million partially offset by $1.9 million in proceeds from draws on our previous line of credit.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of April 2, 2017, we were in compliance with all of our covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2017. There were no changes to our significant accounting policies during the first quarter of fiscal 2017.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Forward-Looking Information

Famous Dave’s makes written and oral statements from time to time, including statements contained in this Quarterly Report on Form 10-Q regarding its business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Statements containing the words or phrases “will likely result”, “anticipates”, “are expected to”, “will continue”, “is anticipated”, “estimates”, “projects”, “believes”, “expects”, “intends”, “target”, “goal”, “plans”, “objective”, “should” or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other Company representatives. For such statements, including those contained in this report, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2017. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

Additional Information on Famous Dave’s

We are currently subject to the informational requirements of the Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Quarterly Report on Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Famous Dave’s, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov. Our most current SEC filings, such as our annual, quarterly and current reports, proxy statements and press releases are available to the public free of charge on our website.

The address of our website is http://www.famousdaves.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any Famous Dave’s shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at Famous Dave’s of America, Inc., 12701 Whitewater Drive, Suite 200, Minnetonka, MN 55343.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

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

The information contained in Note 15 “Litigation” of our notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A.	RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended January 1, 2017, filed with the SEC on March 21, 2017, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, except as set forth below.

There are risks associated with accelerating our refranchising strategy.

We recently announced that we are accelerating our re-franchising initiative to transition our Company-owned restaurants into franchised locations. Our ability to successfully re-franchise existing Company-owned restaurants will depend on various factors, including our ability to attract, contract with and retain quality franchisees, the negotiation of acceptable terms for the re-franchising of existing Company-owned restaurants, the financial and other capabilities of our franchisees, our ability to manage this transition, and general economic and business conditions. Additionally, certain of our long-term debt is subject to various financial covenants and secured by the land and real estate of restaurant locations that we own, and we will likely have to obtain approval from our lender and refinance this long-term debt. We may also be subject to additional impairment charges, lease termination and other charges, and increased financial statement disclosure requirements. Many of the foregoing factors are beyond the control of the Company or our franchisees and there can be no assurance that we will be able to successfully carry out our refranchising strategy on terms acceptable to our management and board of directors, or at all.

Item 5.	OTHER INFORMATION

None.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: May 15, 2017	By:	/s/ Michael Lister
Michael Lister
Chief Executive Officer/Chief Operating Officer
(Principal Executive Officer)

Dated: May 15, 2017		/s/ Dexter Newman
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