Form 10-Q
period 2017-07-02
FAMOUS DAVES OF AMERICA INC
filed 2017-08-14
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2017

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0‑21625

FAMOUS DAVE’S of AMERICA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41‑1782300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12701 Whitewater Drive, Suite 200

Minnetonka, MN  55343

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code (952) 294‑1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

As of August 11, 2017, 6,957,628 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 2, 2017 AND JANUARY 1, 2017

(in thousands, except per share data)

	July 2,
	2017	January 1,
	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,400	$4,450
Restricted cash	1,640	1,714
Accounts receivable, net	5,562	5,257
Inventories	1,482	1,499
Prepaid expenses and other current assets	5,554	3,531
Assets held for sale	—	1
Total current assets	19,638	16,452

Property, equipment and leasehold improvements, net	20,766	25,912

Other assets:
Intangible assets, net	2,547	2,565
Deferred tax asset	4,338	4,633
Other assets	1,023	1,383
	$48,312	$50,945

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$1,272	$1,371
Accounts payable	5,930	5,311
Accrued compensation and benefits	1,852	1,321
Other current liabilities	3,495	3,140
Total current liabilities	12,549	11,143

Long-term liabilities:
Long-term debt, less current portion	8,392	8,849
Financing lease obligations, less current portion	1,378	2,280
Other liabilities	8,456	8,705
Total liabilities	30,775	30,977

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 6,958 shares issued and outstanding at July 2, 2017 and January 1, 2017, respectively	66	66
Retained earnings	17,471	19,902
Total shareholders’ equity	17,537	19,968
	$48,312	$50,945

See accompanying notes to consolidated financial statements.

-  3  -

CONSOLIDATED STATEMENTS OF OPERATIONS

JULY 2, 2017 AND JULY 3, 2016

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Revenue:
Restaurant sales, net	$20,965	$23,022	$38,942	$42,014
Franchise royalty revenue	4,004	4,380	7,786	8,490
Franchise fee revenue	35	—	35	135
Licensing and other revenue	297	336	514	584
Total revenue	25,301	27,738	47,277	51,223

Costs and expenses:
Food and beverage costs	6,249	7,089	11,687	13,112
Labor and benefits costs	7,121	7,401	13,630	14,254
Operating expenses	5,881	6,353	11,415	12,063
Depreciation and amortization	733	956	1,488	1,936
General and administrative expenses	3,545	4,530	8,138	8,250
Asset impairment and estimated lease termination and other closing costs	3,473	1,056	4,606	1,064
Net loss (gain) on disposal of property	17	19	18	(185)
Total costs and expenses	27,019	27,404	50,982	50,494

(Loss) income from operations	(1,718)	334	(3,705)	729

Other expense:
Interest expense	(170)	(225)	(357)	(403)
Interest income	—	1	—	2
Other income, net	—	1	—	1
Total other expense	(170)	(223)	(357)	(400)

(Loss) income before income taxes	(1,888)	111	(4,062)	329

Income tax benefit (expense)	627	2	1,555	(67)

Net (loss) income from continuing operations	(1,261)	113	(2,507)	262
Net income from discontinued operations, net of tax	—	27	—	708
Net (loss) income	$(1,261)	$140	$(2,507)	$970

(Loss) income per common share:
Basic net (loss) income per share - continuing operations	$(0.18)	$0.02	$(0.36)	$0.04
Basic net income per share - discontinued operations	—	0.00	—	0.10
Basic net (loss) income per share	$(0.18)	$0.02	$(0.36)	$0.14
Diluted net (loss) income per share - continuing operations	$(0.18)	$0.02	$(0.36)	$0.04
Diluted net income per share - discontinued operations	—	0.00	—	0.10
Diluted net (loss) income per share	$(0.18)	$0.02	$(0.36)	$0.14
Weighted average shares outstanding - basic	6,955	6,949	6,955	6,949
Weighted average shares outstanding - diluted	6,955	6,958	6,955	6,958

See accompanying notes to consolidated financial statements.

-  4  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

JULY 2, 2017 AND JULY 3, 2016

(in thousands)

(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2017	2016
Cash flows from operating activities:
Net (loss) income from continuing operations	$(2,507)	$262
Adjustments to reconcile net (loss) income to cash flows provided by (used for) operations:
Depreciation and amortization	1,488	1,936
Asset impairment and estimated lease termination and other closing costs	4,606	1,064
Net loss (gain) on disposal of property	18	(185)
Amortization of deferred financing costs	16	27
Deferred income taxes	240	—
Deferred rent	273	360
Stock-based compensation	131	83
Changes in operating assets and liabilities:
Restricted cash	74	(1,782)
Accounts receivable, net	60	(517)
Inventories	17	71
Prepaid expenses and other current assets	(2,173)	7
Deposits	—	(277)
Accounts payable	248	260
Accrued compensation and benefits	508	(145)
Other current liabilities	(831)	(133)
Other liabilities	(14)	(33)
Cash flows provided by continuing operating activities	2,154	998
Cash flows used for discontinued operating activities	—	(783)
Cash flows provided by operating activities	2,154	215

Cash flows from investing activities:
Proceeds from the sale of assets	—	1,053
Purchases of property, equipment and leasehold improvements	(276)	(442)
Cash flows (used for) provided by continuing investing activities	(276)	611
Cash flows provided by discontinued investing activities	—	1,150
Cash flows (used for) provided by for investing activities	(276)	1,761

Cash flows from financing activities:
Proceeds from line of credit	—	1,855
Payments for debt issuance costs	(15)	(23)
Payments on long-term debt and financing lease obligations	(913)	(2,800)
Cash flows used for financing activities	(928)	(968)

Increase in cash and cash equivalents	950	1,008
Cash and cash equivalents, beginning of period	4,450	5,300
Cash and cash equivalents, end of period	$5,400	$6,308

See accompanying notes to consolidated financial statements.

-  5  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated in Minnesota on March 14, 1994. The Company develops, own, operates and franchises restaurants under the name "Famous Dave’s." As of July 2, 2017, there were 167 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada, and United Arab Emirates, including 32 Company-owned restaurants and 135 franchise-operated restaurants. An additional 61 franchise-operated restaurants were committed to be developed through signed area development agreements as of July 2, 2017.

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited consolidated financial statements represent the consolidated financial statements of the Company and its subsidiaries as of July 2, 2017 and January 1, 2017 and for the the three and six months ended July 2, 2017 and July 3, 2016. The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended January 1, 2017 as filed with the SEC on March 21, 2017.

Due to the seasonality of the Company’s business, revenue and operating results for the three and six months ended July 2, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net income (loss) for any of the periods presented.

Income  Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $4.3 million. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of July 2, 2017, the Company concluded that the DTA is fully realizable and that a valuation allowance was not considered necessary; however, the Company will continue to evaluate the asset on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Effective tax rate	33.2%	(1.8)%	38.3%	20.4%

The net increase in the effective tax rate for the three and six months ended July 2, 2017 was primarily a result of the year over year change in pretax income and the impact it had on employment related credits, as a percentage of pretax income. The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The Company’s estimates are based on the information available at the time that the Company prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

-  6  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU 2016‑15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016‑15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flow, and other Topics. ASU 2016‑15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early adoption was permitted, and the Company has adopted this ASU effective for Fiscal 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers. The FASB issued ASU No. 2016‑08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016‑10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016, ASU 2016‑11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014‑09 and 2014‑16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016‑12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014‑09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted. The Company plans to adopt this standard as of the effective date. The Company is completing its contract review and the evaluation of the full impact these standards will have on its consolidated financial statements and related disclosures; however, the Company believes the new guidance will impact the timing and recognition of franchise fees and advertising fees charged to franchisees, area development fees and revenues related to gift cards.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016‑02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016‑02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company expects to adopt this new standard as of the effective date and is currently evaluating the impact of this new standard on its consolidated financial statements, but expects that it will have a material impact because of the Company’s significant leasing activity.

In May 2017, the FASB issued ASU 2017-05, Compensation – Stock Compensation (Topic 718), to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The updated standard clarifies when an entity should account for the effects of a modification. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that adoption of the new standard will have a material impact on its consolidated financial statements.

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

-  7  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands, except per share data)	2017	2016	2017	2016
Net (loss) income per share – basic:
Net (loss) income from continuing operations, net of taxes	$(1,261)	$113	$(2,507)	$262
Net income from discontinued operations, net of taxes	—	27	—	708
Net (loss) income	(1,261)	140	(2,507)	970
Weighted average shares outstanding	6,955	6,949	6,955	6,949
Net (loss) income from continuing operations per share – basic	$(0.18)	$0.02	$(0.36)	$0.04
Net income from discontinued operations per share – basic	—	0.00	—	0.10
Net (loss) income per share – basic	$(0.18)	$0.02	$(0.36)	$0.14

Net (loss) income per share – diluted:
Net (loss) income from continuing operations, net of taxes	$(1,261)	$113	$(2,507)	$262
Net income from discontinued operations, net of taxes	—	27	—	708
Net (loss) income	(1,261)	140	(2,507)	970
Weighted average shares outstanding	6,955	6,949	6,955	6,949
Dilutive impact of stock equivalents outstanding	—	9	—	9
Adjusted weighted average shares outstanding	6,955	6,958	6,955	6,958
Net (loss) income from continuing operations per share – diluted	$(0.18)	$0.02	$(0.36)	$0.04
Net income from discontinued operations per share – diluted	—	0.00	—	0.10
Net (loss) income per share – diluted	$(0.18)	$0.02	$(0.36)	$0.14

There were approximately 629,000 and 659,000 options outstanding for the three and six months ended July 2, 2017 and July 3, 2016, respectively, that were not included in the computation of diluted EPS because their impact was anti-dilutive.

(3)          Restricted Cash and Marketing Fund

The Company has a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered to be restricted. Accordingly, the Company reflects the cash related to this fund within restricted cash and reflects the liability within accounts payable on the Company’s consolidated balance sheets as of July 2, 2017 and January 1, 2017. The Company had approximately 1.1 million and $946,000 in this fund as of July 2, 2017 and January 1, 2017, respectively.

In conjunction with the Company’s current and former credit agreements, the Company has deposited amounts for undrawn letters of credit in cash collateral accounts with Venture Bank and Wells Fargo. The Company had approximately $557,000 and $768,000 in restricted cash as of July 2, 2017 and January 1, 2017, respectively, related to these undrawn letters of credit.

-  8  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)          Allowance for Doubtful Accounts

The Company provides for an allowance for uncollectible accounts receivable based on historical losses and existing economic conditions, when relevant. The Company provides for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, the Company has periodically established a specific reserve on certain other receivables as necessary. Any changes to the reserve are recorded within general and administrative expenses on the consolidated statements of operations. The allowance for uncollectible accounts was approximately $266,000 and $270,000 at July 2, 2017 and January 1, 2017, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances, which is recorded as interest income in the consolidated statements of operations. In assessing recoverability of these receivables, the Company makes judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to the Company, as well as other variables.

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

A reconciliation of the Company’s intangible assets as of July 2, 2017 and January 1, 2017, respectively, are presented in the table below:

	Remaining
	estimated					Less	Non-
	useful life	Original		Accumulated	Net Book	Current	Current
(in thousands)	(years)	Cost	Impairment	Amortization	Value	Portion(1)	Portion
Balance at July 2, 2017
Lease interest assets	22.6	$1,091	$—	$(268)	$823	$(36)	$787
Liquor licenses		1,760	—	—	1,760	—	1,760
Total		$2,851	$—	$(268)	$2,583	$(36)	$2,547

	Remaining
	estimated						Less	Non-
	useful life	Original			Accumulated	Net Book	Current	Current
(in thousands)	(years)	Cost	Impairment		Amortization	Value	Portion(1)	Portion
Balance at January 1, 2017
Lease interest assets	23.1	$1,417	$(326)	(2)	$(249)	$842	$(37)	$805
Liquor licenses		1,810	(50)	(3)	—	1,760	—	1,760
Total		$3,227	$(376)		$(249)	$2,602	$(37)	$2,565

(1)	The current portion is included in prepaid expenses and other current assets on the consolidated balance sheets.
(2)	Recorded in connection with the restaurant optimization.
(3)	Based upon a quantitative analysis of this intangible asset, the Company determined that the fair value of one liquor license was less than its carrying value.

-  9  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)          Long-Term Debt and Financing Lease Obligations

Long-term debt

Long-term debt consisted approximately of the following at:

	July 2,	January 1,
(in thousands)	2017	2017
First Note - Venture Bank - monthly installments of principal and interest until December 2, 2026	3,641	3,700
Second Note - Venture Bank - monthly payments of principal and interest until December 2, 2023	5,909	6,300
Less: deferred financing fees	(239)	(234)
Less: current maturities	(919)	(917)
Long-term debt net of current maturities	$8,392	$8,849

The weighted-average interest rate of debt outstanding as of July 2, 2017 and January 1, 2017 was 4.20% and 4.00%, respectively.

The Company is subject to various financial and non-financial covenants on its long-term debt, including a debt-service coverage ratio. As of July 2, 2017, the Company was in compliance with all of its covenants.

Financing Lease Obligation

Financing lease obligations consisted of the following at:

	July 2,	January 1,
(in thousands)	2017	2017
Financing lease – Spirit Financial – monthly installments of $40 – effective interest rate of 8.81%, due in March 2019.	$1,749	$2,757
Less: deferred financing fees	(18)	(23)
Less: current maturities	(353)	(454)
Long-term financing lease net of current maturities	$1,378	$2,280

(7)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

	July 2,	January 1,
(in thousands)	2017	2017
Prepaid income taxes	$3,661	$2,168
Prepaid insurance and other expenses	1,842	1,306
Other current assets	51	57
	$5,554	$3,531

(8)         Other Current Liabilities

Other current liabilities consisted of the following at:

	July 2,	January 1,
(in thousands)	2017	2017
Gift cards payable	$1,266	$1,448
Other liabilities	825	810
Lease reserves, current	800	330
Sales tax payable	368	454
Accrued real estate tax	235	79
Deferred franchise fees	—	16
Accrued property and equipment purchases	1	3
	$3,495	$3,140

-  10  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)         Other Liabilities

Other liabilities consisted of the following at:

	July 2,	January 1,
(in thousands)	2017	2017
Deferred rent	$7,176	$7,802
Other liabilities	152	358
Asset retirement obligations	119	119
Accrual for uncertain tax position	126	139
Long term lease reserve	764	145
Long term deferred compensation	119	142
	$8,456	$8,705

(10)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 78,864 shares of the Company’s common stock remained unreserved and available for issuance at July 2, 2017. The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and six months ended July 2, 2017 and July 3, 2016, respectively, as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2017	2016	2017	2016
Stock options(1)	$16	$121	$116	$53
Restricted stock	8	15	15	30
	$24	$136	$131	$83

(1)

The three months ended July 2, 2017 includes the recapture of previously recorded stock-based compensation due to one of the Company’s former directors declining to stand for reelection to the Board. The six months ended July 3, 2016 includes the recapture of previously recorded stock-based compensation due to the departure of the Company’s former Chief Financial Officer.

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

-  11  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at January 1, 2017	686	$9.15	5.7
Granted	55	4.29
Exercised	—	—
Forfeited or expired	(112)	12.34
Options outstanding at July 2, 2017	629	$8.16	5.2

	Six Months Ended
	July 2, 2017	Fiscal 2016
Weighted-average fair value of options granted during the period	$2.55	$1.97
Expected life (in years)	5.0	5.2
Expected stock volatility	60.47%	39.98%
Risk-free interest rate	2.2%	1.2%

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

The Company maintains lease reserves on locations for which the Company is the primary obligor of a lease agreement but expects to incur losses after the Company ceases to use the location. During the three and six months ended July 2, 2017, the Company recorded lease reserves and corresponding lease termination charges on Company-owned closed restaurants and franchisee-operated locations, for which the Company was the primary obligor of the lease agreement.

Restaurant Optimization - During fiscal 2016, the Company recorded asset impairment charges associated with certain restaurants which were slow to respond to several initiatives to turnaround operating performance. As a result, the Company determined that the estimated fair value of the assets was less than the carrying amount and recognized impairment charges to reduce the related assets to their estimated fair value. As the Company continues to evaluate its restaurant portfolio, the Company anticipates addressing the ongoing operation of the locations impaired by way of lease restructuring, lease assignment or subsequent closure at the end of their natural lease term. During the six months ended July 2, 2017, the Company closed five restaurants as part of the Restaurant Optimization plan and, subsequent to July 2, 2017, the Company closed three additional restaurants as part of this plan. See Note 17 “Subsequent Events.”

On May 2, 2017, the Company announced that it planned to accelerate refranchising or closure of its remaining Company-owned restaurants, which triggered an evaluation of each of the restaurants that the Company plans to close significantly before the end of their previously estimated useful lives. As a result of this evaluation, the Company concluded that the carrying amounts of certain of its restaurants slated for closure were not recoverable. The following is a summary of impairment costs for the three and six months ended July 2, 2017 and July 3, 2016. These costs are included in asset impairment and estimated lease termination and other closing costs in the consolidated statements of operations.

-  12  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Restaurant Optimization
Asset impairments, net	$3,098	$868	$3,042	$868
Lease termination charges(1)	353	—	1,535	—
Restaurant closure expenses	22	17	29	25
Software	—	171	—	171
Asset impairment, estimated lease termination and other closing costs	$3,473	$1,056	$4,606	$1,064

(1)	Primarily related to Chicago-area refranchised restaurants, restaurants closed during the applicable time period and former Chicago field office. See Note 14 - Variable Interest Entities.

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

The following table summarizes the assets held for sale and property and equipment, net, measured at fair value in the Company’s consolidated balance sheets as of July 2, 2017 and January 1, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at July 2, 2017
Assets
Property and Equipment, net	$—	$—	$3,387	$3,387

Balance at January 1, 2017
Assets
Assets Held for Sale	$—	$1	$—	$1
Property and Equipment, net	$—	$—	$1,742	$1,742

Assets held for sale at January 1, 2017 were recorded at fair value and were valued based upon negotiated sale price (Level 2). Property and equipment, net recorded at fair value was valued based upon a broker’s estimate of value or estimated discounted future cash flows (Level 3). These assets were adjusted to net realizable value based upon the decision to dispose of the property.

-  13  -

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

Pursuant to the terms of this agreement, the Company received a total purchase price of $1.15 million during the six months ended  July 3, 2016, plus approximately $315,000 for the purchase of inventory on hand on the closing date. The Purchaser also assumed specified liabilities of the Company, including the Company’s existing leases for the Purchased Restaurants located in Bolingbrook, North Riverside and Orland Park, Illinois.

As a result of this asset sale, the Company recognized a pretax $1.1 million gain during the six months ended July 3, 2016, primarily due to the write-off of the remaining $1.3 million deferred rent liability associated with the leases assumed by the Purchaser, discussed above.

There were no assets or liabilities of the Purchased Restaurants remaining as of July 2, 2017 or January 1, 2017.

The operating results of the Purchased Restaurants for the three and six months ended July 3, 2016 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. There were no adjustments required to be made for the three and six months ended July 2, 2017.

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue	$—	$—	$—	$2,365
Interest expense	—	—	—	32
Income tax expense	—	55	—	385
Income from discontinued operations	—	15	—	1,042
Income from discontinued operations, net of income taxes	—	27	—	708

(14)        Variable Interest Entities

A variable interest holder is considered to be the primary beneficiary of a variable interest entity (“VIE”) if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Once an entity is determined to be a VIE, the primary beneficiary is required to consolidate the entity. The Company has an installment agreement with one of its franchisees as the result of refranchising its Lincoln, Nebraska restaurant. This franchisee is a VIE; however, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On August 11, 2015, the Company consummated the sale of its Greenwood, Indiana and Florence, Kentucky restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of July 2, 2017, the amount of the future lease payments for which the Company would be liable in the event of a default are approximately $229,000. An accrual related to any future obligation was not considered necessary as of July 2, 2017 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On March 1, 2016, the Company consummated the sale of its Chicago, Illinois-area restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of July 2, 2017, the amount of the future lease payments for which the company would be liable in the event of a default is approximately $1.7 million. As of July 2, 2017, the Company had accrued $1.0 million related to the future obligations of these restaurants. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

-  14  -

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

The Company filed a complaint on July 14, 2015, against a group of former franchisees in California seeking injunctive relief and damages for: (1) Federal Trademark Infringement; (2) Federal Trademark Dilution; (3) Federal Unfair Competition; (4) Federal Trade Dress Dilution; (5) Trademark Infringement under California Business and Professions Code § 14200; (6) Trademark Dilution under California Business and Professions Code §14200; (7) Common Law Trademark Infringement; (8) Unfair Competition under California Business and Professions Code § 17200; (9) False Advertising; (10) Breach of Contract; (11) Breach of Implied Covenant of Good Faith and Fair Dealing; and (12) Intentional Interference with Contract. The claims stem from the former franchisees’ breaches of their franchise agreements, including the failure to pay franchise fees and their continued operation of five restaurants utilizing Famous Dave’s intellectual property without authorization. After two defendants in the case, Kurt Schneiter and M Mart 1, filed a demurrer to the Complaint, Famous Dave’s filed an Amended Complaint on October 9, 2015, reasserting the same claims. The case is captioned Famous Dave’s of America, Inc., v. SR El Centro FD, Inc., et al., Case No. BC589329, and is currently pending before the Honorable Elihu M. Berle in the Superior Court of Los Angeles. By court order, dated June 6, 2016, Famous Dave’s successfully obtained a preliminary injunction, enjoining the former franchisee defendants from using Famous Dave’s intellectual property, including its trademarks and restaurant system. The preliminary injunction is currently the subject of a pending interlocutory appeal which Famous Dave’s intends to oppose vigorously. The appeal has been fully briefed and an oral argument hearing took place on August 10, 2017. As of August 14, 2017, the Company has not been informed of the outcome of the oral argument hearing.

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

(16)        Supplemental Cash Flow Information

	Six Months Ended
	July 2,	July 3,
(in thousands)	2017	2016
Cash paid for interest	$336	$400
Cash paid (refunds received) for income taxes, net	(288)	136

Non-cash investing and financing activities:
Change in deferred taxes, recognized in additional paid-in capital	$55	$—
Increase (decrease) in accrued property and equipment purchases	(2)	31

(17)        Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements, except as noted below.

Subsequent to the balance sheet date, the Company closed three restaurants in accordance with its restaurant refranchising and optimization plan.

-  15  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. The following table summarizes the changes in the number of Company-owned and franchise operated restaurants for the six months ended July 2, 2017:

Six Months Ended
July 2, 2017
Company-owned restaurants:
Beginning of period	37
New	—
Refranchised	—
Closed	(5)
End of period	32
% of system	19%
Franchise-operated restaurants:
Beginning of period	139
New	1
Refranchised	—
Closed	(5)
End of period	135
% of system	81%
System end of period total	167

On May 23, 2017, a franchisee opened a restaurant in Abu Dhabi, United Arab Emirates.

Restaurant Refranchising and Optimization Initiative

On May 2, 2017, we announced our plans to focus solely on our franchisees and, as a result, intend to accelerate the refranchising or closure of our 32 Company-owned restaurants over the next 12 to 24 months. We believe that this will permit us to shift our resources and energy to the growth and viability of our franchise system, which is paramount to our success. As of July 2, 2017, we had closed five underperforming locations and, subsequent to July 2, 2017, we closed three additional underperforming locations. We intend to approach the divestment process on a market-by-market basis and will look to a few of our highly-capable existing franchisees as well as well-qualified new franchisees to not only acquire our Company-owned restaurants, but to develop additional restaurants. As of July 2, 2017, an additional 61 franchise-operated restaurants were committed to be developed through signed area development agreements.

This strategy will allow us to redesign and redirect our support center resources and capabilities to focus on food and beverage innovation, marketing, franchise operations, training and the development and evolution of our Famous Dave’s concept. We have also begun to take steps to optimize our general and administrative expense structure to be commensurate with that of a dedicated franchisor. While this has resulted in the recognition or acceleration of certain general and administrative expenses currently, such as severance and other contract termination charges, we believe that these actions will position us to be a more stable and profitable enterprise in the future.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 31, 2017 (fiscal 2017) and January 1, 2017 (fiscal 2016) are both 52 week fiscal years.

-  16  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

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

Beginning in fiscal 2018, we will be required to adopt ASC 606 – Revenue from Contracts with Customers, which will have an impact on our previously recognized and future franchise-related revenue. A more detailed discussion of our implementation plan can be found in Note 1 – Basis of Presentation to the accompanying unaudited consolidated financial statements.

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

Results of Operations –Three and Six months ended July 2, 2017 compared to the Three and Six months ended July 3, 2016.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10‑K for the fiscal year ended January 1, 2017.

-  17  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Food and beverage costs(1)	29.8%	30.8%	30.0%	31.2%
Labor and benefits costs(1)	34.0%	32.1%	35.0%	33.9%
Operating expenses(1)	28.1%	27.6%	29.3%	28.7%
Restaurant level operating margin(1)(3)	8.2%	9.5%	5.7%	6.2%
Depreciation and amortization expenses (2)	2.9%	3.4%	3.1%	3.8%
General and administrative(2)	14.0%	16.3%	17.2%	16.1%
(Loss) income from continuing operations(2)	(6.8)%	1.2%	(7.8)%	1.4%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales (or Comparable Net Sales)

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for Company-owned restaurants for the three and six months ended July 2, 2017 decreased 2.2% and 2.5% from the comparable periods in 2016, respectively. Same store net sales for Company-owned restaurants for the three and six months ended July 3, 2016 decreased 6.4% and 7.0% from the comparable periods in 2015, respectively.

As of July 2, 2017, there were 32 restaurants in the same store sales base and at the end of the second quarter of fiscal 2016 there were 37 restaurants included in this base. Same store net sales for franchise-operated restaurants for the second quarter of fiscal 2017 decreased 3.2% from the comparable period in 2016. Same store net sales for franchise-operated restaurants for the six months ended July 3, 2016 decreased 4.1% from the comparable period in 2016. For the three and six months ended July 3, 2016, same store net sales for franchise-operated restaurants decreased 4.3% and 5.6%, respectively.

Total Revenue

Our components of and changes in revenue consisted of the following for the three and six months ended July 2, 2017 and July 3, 2016:

	Three Months Ended
	July 2,	July 3,
	2017	2016	$ Change	% Change
Revenue:
Restaurant sales, net	$20,965	$23,022	$(2,057)	(8.9)%
Franchise-related revenue	4,039	4,380	(341)	(7.8)%
Licensing and other revenue	297	336	(39)	(11.6)%
Total revenue	$25,301	$27,738	$(2,437)	(8.8)%

	Six Months Ended
	July 2,	July 3,
	2017	2016	$ Change	% Change
Revenue:
Restaurant sales, net	$38,942	$42,014	$(3,072)	(7.3)%
Franchise royalty revenue	7,821	8,625	(804)	(9.3)%
Licensing and other revenue	514	584	(70)	(12.0)%
Total revenue	$47,277	$51,223	$(3,946)	(7.7)%

-  18  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Restaurant Sales, net

The decline in year-over-year restaurant sales, net for the three and six months ended July 2, 2017 and July 3, 2016 was primarily a result of the closure of five Company-owned restaurants as well as a 2.2% and 2.5% comparable sales decrease for the three and six months ended July 2, 2017, respectively, as compared to the three and six months ended July 3, 2016, respectively.

On a weighted basis, Dine-In sales decreased by 3.0%, while Catering and To-Go sales increased by 0.7% and 0.1%, respectively, for the three months ended July 2, 2017. For the six months ended July 2, 2017, Dine-In sales decreased by 3.1%, while Catering and To-Go sales increased by 0.3% and 0.3%, respectively.

As a percentage of Dine-In sales, our adult beverage sales at our Company-owned restaurants was approximately 11.6% and 11.3% for the three months ended July 2, 2017 and July 3, 2016, respectively, an increase of 2.9%. For the six months ended July 2, 2017 and July 3, 2016, adult beverage sales represented approximately 11.7% and 11.5% of Dine-In sales, respectively, an increase of 2.1%.

We have been making significant investments in programs aimed at increasing To-Go, Catering and Adult Beverage sales at Famous Dave’s restaurants, and will be assisting participating franchisees with implementation over the remainder of the year. For example, during the first half of fiscal 2017, we designed and implemented a signature beverage program aimed at increasing liquor sales at our Company-owned stores, which have higher margins than beer and wine. We plan on assisting participating franchisees with implementation during the third and fourth quarters of 2017. We have also expanded the online ordering program certain franchise-operated restaurants, and will continue to assist participating franchisees with implementation throughout the remainder of 2017 and early 2018. We are currently developing and rolling out delivery programs with various third-party services, which we believe, along with online ordering, will augment our To Go sales in the future. As we transition our operations to that of a dedicated franchisor, we believe that these innovations will make our current Company-owned restaurants more attractive to potential franchisees, as well as provide additional avenues for our franchisees to grow their respective businesses.

Franchise-Related Revenue

The declines in franchise-related revenue for the three and six months ended July 2, 2017 and July 3, 2016 was primarily related to franchise comparable sales decreases of 3.2% and 4.1%, respectively, and the net closure of seven franchise-operated stores since July 3, 2016.

We believe that the initiatives explained above aimed at increasing To Go, Catering and Adult Beverage sales will help to mitigate comparable sales declines at our franchise-operated restaurants as these programs are rolled out to our franchisees. As we transition our operating model to that of a dedicated franchisor, we expect to focus our efforts on innovations that will drive sales increases and improve profitability for our franchisees.

Licensing and Other Revenue

For the second quarter of fiscal 2017, licensing royalty revenue was approximately $308,000 compared to approximately $300,000 for the comparable period of fiscal 2016. Other revenue for the second quarter of fiscal 2017 was a loss of approximately $11,000 compared to income of approximately $36,000 for the second quarter of fiscal 2016. For the six months ended July 2, 2017, licensing royalty revenue was approximately $525,000, compared with approximately $514,000 for the six months ended July 3, 2016. Other revenue was a loss of $12,000 for the six months ended July 2, 2017, compared with income of $70,000 for the six months ended July 3, 2016.

-  19  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the periods presented:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$51,007	$52,157	$48,357	$49,998
Company-Owned	48,354	47,862	43,434	43,674
Full-Service	49,921	49,098	44,701	44,738
Counter-Service	39,467	39,949	35,964	36,864

Operating Weeks:
Franchise-Operated	1,765	1,832	3,566	3,614
Company-Owned	434	481	897	962

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

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three and six months ended July 2, 2017 and July 3, 2016:

	Three Months Ended
	July 2,	July 3,
	2017	2016	$ Change	% Change
Food and beverage costs	$6,249	$7,089	$(840)	(11.8)%

	Six Months Ended
	July 2,	July 3,
	2017	2016	$ Change	% Change
Food and beverage costs	$11,687	$13,112	$(1,425)	(10.9)%

Food and beverage costs for the three months ended July 2, 2017 and July 3, 2016 represented approximately 29.8% and 30.8% of net restaurant sales, respectively. Food and beverage costs for the six months ended July 2, 2017 and July 3, 2016 were approximately 30.0% and 31.2% of net restaurant sales, respectively. This year-over-year decrease, as a percentage of net restaurant sales, primarily resulted from commodity cost deflation as well as internal initiatives aimed at reducing food waste.

-  20  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three and six months ended July 2, 2017 and July 3, 2016:

	Three Months Ended
	July 2,	July 3,
	2017	2016	$ Change	% Change
Labor and benefits costs	$7,121	$7,401	$(280)	(3.8)%

	Six Months Ended
	July 2,	July 3,
	2017	2016	$ Change	% Change
Labor and benefits costs	$13,630	$14,254	$(624)	(4.4)%

Labor and benefits costs for the three months ended July 2, 2017 and July 3, 2016 were approximately 34.0% and 32.1% of net restaurant sales, respectively. Labor and benefits costs for the six months ended July 2, 2017 and July 3, 2016 were approximately 35.0% and 33.9% of net restaurant sales, respectively. Labor and benefit costs increased year-over-year, as a percentage of net restaurant sales, due to sales deleverage on fixed management and back-of-house labor, wage rate inflation and benefit costs.

Operating Expenses

Our operating expenses consisted of the following for the three and six months ended July 2, 2017 and July 3, 2016:

	Three Months Ended
	July 2,	July 3,
	2017	2016	$ Change	% Change
Operating expenses	$5,881	$6,353	$(472)	(7.4)%

	Six Months Ended
	July 2,	July 3,
	2017	2016	$ Change	% Change
Operating expenses	$11,415	$12,063	$(648)	(5.4)%

Operating expenses for the three months ended July 2, 2017 and July 3, 2016 were approximately 28.1% and 27.6% of net restaurant sales, respectively. Operating expense for the six months ended July 2, 2017 and July 3, 2016 were approximately 29.3% and 28.7% of net restaurant sales, respectively. Operating expenses, as a percentage of net sales, were unfavorable to the prior year due to sales deleverage on fixed operating and occupancy costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended July 2, 2017 and July 3, 2016 was approximately $733,000 and $1.0 million, respectively, representing approximately 2.9% and 3.4% of total revenues, respectively. Depreciation and amortization expense for the six months ended July 2, 2017 and July 3, 2016 was approximately $1.5 million and $1.9 million, respectively, representing approximately 3.1% and 3.8% of total revenues, respectively.

The decrease in each period is primarily a result of write-downs recorded in the second half of fiscal 2016 related to our Restaurant Optimization plan. As a result of further write-downs recorded during the three months ended July 2, 2017, we will be required to shorten the useful life of certain of our fixed assets, which could result in increased depreciation and amortization expenses for the remainder of fiscal 2017 and fiscal 2018. See “Asset Impairment and Estimated Lease Termination and Other Closing Costs” below.

-  21  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three and six months ended July 2, 2017 and July 3, 2016:

	Three Months Ended
	July 2,	July 3,
	2017	2016	$ Change	% Change
General and administrative expenses	$3,545	$4,530	$(985)	(21.7)%

	Six Months Ended
	July 2,	July 3,
	2017	2016	$ Change	% Change
General and administrative expenses	$8,138	$8,250	$(112)	(1.4)%

General and administrative expenses for the three months ended July 2, 2017 and July 3, 2016 represented approximately 14.0% and 16.3% of total revenues, respectively. General and administrative expenses for the six months ended July 2, 2017 and July 3, 2016 represented approximately 17.2% and 16.1% of total revenues, respectively. The decrease in general and administrative expenses was primarily related to the continued optimization of our general and administrative expense structure to be commensurate of that of a dedicated franchisor, reduced costs incurred for franchise-related matters and professional fees.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Restaurant Optimization
Asset impairments, net	$3,098	$868	$3,042	$868
Lease termination charges(1)	353	—	1,535	—
Restaurant closure expenses	22	17	29	25
Software	—	171	—	171
Asset impairment, estimated lease termination and other closing costs	$3,473	$1,056	$4,606	$1,064

(1)

Primarily related to Chicago-area refranchised restaurants, restaurants closed during the applicable time period and former Chicago field office. See Note 14 “Variable Interest Entities” to the accompanying notes to the consolidated financial statements.

During the three and six months ended July 2, 2017, we incurred costs related to our restaurant refranchising and optimization initiative described above. As a result of preliminary negotiations with potential acquirers of Company-owned restaurants, we identified seven additional restaurants that we believe that it is more likely than not that we will close significantly before the end of each restaurant’s previously estimated useful life. We recorded impairment charges related to these seven restaurants of approximately $3.4 million during the three months ended July 2, 2017. This was partially offset by recapture of deferred rent credits recognized as a result of the closure of three restaurants during the second quarter of fiscal 2017 consistent with this plan. As we execute on our refranchising strategy, we expect to incur additional impairment charges.

Lease termination charges of approximately $353,000 and $1.5 million during the three and six months ended July 2, 2017, respectively, primarily related to one Company-owned and three franchise-operated restaurants.

-  22  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Other Expense, Net

Other expense, net for the three and six months ended July 2, 2017 consisted solely of interest expense of approximately $170,000 and $357,000, respectively, representing 0.7% and 0.8% of total revenue, respectively. For the three and six months ended July 3, 2016, interest expense of approximately $225,000 and $403,000, respectively, represented 0.8% of total revenues for both periods. The decrease in interest expense was primarily related to a lower outstanding average debt balance for the six months ended July 2, 2017 as compared to the six months ended July 3, 2016, partially offset by a higher effective interest rate on combined debt and financing lease obligations of 6.0% for the six months ended July 2, 2017 as opposed to 5.4% for the six months ended July 3, 2016.

During the three and six months ended July 3, 2016, we recognized approximately $2,000 and $3,000, respectively, in interest and other income, net, which did not recur during the three and six months ended July 2, 2017.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the three and six months ended July 2, 2017 was a benefit of approximately $627,000 and $1.6 million, respectively, representing an effective tax rate of 33.2% and 38.3%, respectively. For the three and six months ended July 3, 2016, income tax benefit (expense) was a benefit of approximately $2,000 and expense of approximately $67,000, respectively, representing an effective tax rate of (1.8%) and 20.4%, respectively. The net increase in the effective tax rate for each period was primarily a result of the change in pretax income and the change in employment related credits, as a percentage of pretax income.

Basic and Diluted Net (Loss) Income per Common Share

Net loss for the three and six months ended July 2, 2017 was approximately $1.3 million and $2.5 million, respectively, which represented loss per share of $0.18 and $0.36, respectively. The basic and diluted weighted-average number of common shares outstanding for both periods was approximately 6,955,000.

Net income for the three and six months ended July 3, 2016 was approximately $140,000 and $970,000, respectively, which represented earnings per share of $0.02 and $0.14 per share respectively. Income from discontinued operations was approximately $27,000 and $708,000, or $0.00 and $0.10 per share, for the three and six months ended July 3, 2016, respectively. For the three and six months ended July 3, 2016, there were approximately 6,949,000 basic weighted-average number of common shares outstanding and 6,958,000 diluted weighted-average number of common shares outstanding.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $5.4 million and $4.5 million as of July 2, 2017 and January 1, 2017, respectively. We expect to utilize cash on hand and cash received from the refranchising of restaurants to pay certain costs that arise from our restaurant refranchising and optimization initiative, including professional fees and restaurant closure costs.

Our current ratio, which measures our immediate short-term liquidity, was 1.56 as of July 2, 2017, compared with 1.48 as of January 1, 2017. The current ratio is computed by dividing total current assets by total current liabilities. The increase in our current ratio was primarily due to increases in our cash and cash equivalents, accounts receivable, net and prepaid expenses and other current assets, partially offset by increases in accounts payable, accrued compensation and benefits and other current liabilities. The increase in prepaid expenses and other current assets is primarily due to a $1.5 million increase in prepaid income taxes, which we can use to offset future income taxes due. We expect to be refunded a portion of these prepaid income taxes through the carry back of net operating losses and tax credits.

Net cash provided by operating activities for the six months ended July 2, 2017 was approximately $2.2 million, which reflects a net loss of approximately $2.5 million, increased by non-cash charges of approximately $6.8 million primarily related to depreciation and amortization, asset impairment, estimated lease termination, and other closing costs. Changes in operating assets and liabilities for the six months ended July 2, 2017 primarily included net cash outflows related to prepaid expenses and other current assets of $2.2 million and a decrease in other current liabilities of approximately $831,000. These cash outflows were partially offset by increases in accrued compensation and benefits of approximately $508,000 and accounts payable of approximately $248,000.

-  23  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Net cash provided by continuing operating activities for the six months ended July 3, 2016 was approximately $1.0 million which reflects net income of approximately $262,000. Included in net income is non-cash depreciation and amortization of approximately $1.9 million and non-cash impairment charges of $1.1 million. This was offset by a $1.8 million increase in restricted cash. During the six months ended July 3, 2016, we experienced a net operating cash outflow associated with discontinued operating activities of approximately $783,000.

Net cash used for investing activities was approximately $276,000 for the six months ended July 2, 2017, related to the purchase of property, equipment and leasehold improvements. Net cash provided by investing activities was approximately $611,000 for the six months ended July 3, 2016, reflecting $1.1 million in proceeds from the sale of assets, offset by $442,000 in capital expenditures. We received cash provided by discontinued investing activities of approximately $1.2 million during the six months ended July 3, 2016.

Net cash used for financing activities was approximately $928,000 for the six months ended July 2, 2017, which related to principal payments on long-term debt and financing lease obligations of approximately $913,000 and payments of debt issuance costs of approximately $15,000. Net cash used for financing activities for the six months ended July 3, 2016 was approximately $968,000 and primarily related to payments on long-term debt and financing lease obligations of approximately $2.8 million and payments of financing costs of approximately $23,000, partially offset by $1.9 million in proceeds from draws on our previous line of credit.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of July 2, 2017, we were in compliance with all of our covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 “Nature of Business and Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended January 1, 2017. There have been no changes to our critical accounting policies during the six months ended July 2, 2017.

Forward-Looking Information

Famous Dave’s makes written and oral statements from time to time, including statements contained in this Quarterly Report on Form 10‑Q regarding its business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Statements containing the words or phrases “will likely result”, “anticipates”, “are expected  to”,  “will  continue”,  “is  anticipated”,  “estimates”,  “projects”,  “believes”,  “expects”,  “intends”, “target”, “goal”, “plans”, “objective”, “should” or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other Company representatives. For such statements, including those contained in this report, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the fiscal year ended January 1, 2017. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

-  24  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Additional Information on Famous Dave’s

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Quarterly Report on Form 10‑Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Famous Dave’s, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1‑800‑SEC‑0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov. Our most current SEC filings, such as our annual, quarterly and current reports, proxy statements and press releases are available to the public free of charge on our website.

The address of our website is http://www.famousdaves.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10‑Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any Famous Dave’s shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at Famous Dave’s of America, Inc., 12701 Whitewater Drive, Suite 200, Minnetonka, MN  55343.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

Item 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information contained in Note 15 “Litigation” of the notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10‑Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10‑Q, we are not a party to any material pending legal proceedings.

Item 1A.   RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended January 1, 2017, filed with the SEC on March 21, 2017, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10‑K, except as set forth below.

-  25  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

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

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10‑Q.

-  26  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: August 14, 2017	By:	/s/ Michael Lister
Michael Lister
Chief Executive Officer/Chief Operating Officer
(Principal Executive Officer)

Dated: August 14, 2017		/s/ Dexter Newman
Dexter Newman
Chief Financial Officer and Secretary
(Principal Financial Officer)

-  27  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

-  28  -