Form 10-Q
period 2017-10-01
FAMOUS DAVES OF AMERICA INC
filed 2017-11-13
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2017

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0‑21625

FAMOUS DAVE’S of AMERICA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41‑1782300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12701 Whitewater Drive, Suite 190

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

As of November 10, 2017, 7,375,797 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2017 AND JANUARY 1, 2017

(in thousands, except per share data)

	October 1,
	2017	January 1,
	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$7,412	$4,450
Restricted cash	1,721	1,714
Accounts receivable, net	5,210	5,257
Inventories	1,095	1,499
Prepaid expenses and other current assets	4,608	3,494
Assets held for sale	—	1
Total current assets	20,046	16,415

Property, equipment and leasehold improvements, net	18,520	25,912

Other assets:
Intangible assets, net	2,574	2,602
Deferred tax asset	4,226	4,633
Other assets	1,046	1,383
	$46,412	$50,945

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$1,289	$1,371
Accounts payable	5,660	5,311
Accrued compensation and benefits	2,333	1,321
Other current liabilities	4,205	3,140
Total current liabilities	13,487	11,143

Long-term liabilities:
Long-term debt, less current portion	8,164	8,849
Financing lease obligations, less current portion	1,288	2,280
Other liabilities	7,699	8,705
Total liabilities	30,638	30,977

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 6,958 shares issued and outstanding at October 1, 2017 and January 1, 2017, respectively	66	66
Retained earnings	15,708	19,902
Total shareholders’ equity	15,774	19,968
	$46,412	$50,945

See accompanying notes to consolidated financial statements.

-  3  -

CONSOLIDATED STATEMENTS OF OPERATIONS

OCTOBER 1, 2017 AND OCTOBER 2, 2016

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Revenue:
Restaurant sales, net	$18,122	$20,999	$57,064	$63,013
Franchise royalty revenue	3,591	4,164	11,377	12,654
Franchise fee revenue	—	—	35	135
Licensing and other revenue	182	200	696	784
Total revenue	21,895	25,363	69,172	76,586

Costs and expenses:
Food and beverage costs	5,376	6,507	17,063	19,619
Labor and benefits costs	6,404	7,069	20,034	21,323
Operating expenses	5,077	6,618	16,492	18,681
Depreciation and amortization	1,380	909	2,868	2,845
General and administrative expenses	3,791	4,385	11,929	12,635
Asset impairment and estimated lease termination and other closing costs	2,405	3,620	7,011	4,684
Net loss (gain) on disposal of property	45	4	63	(181)
Total costs and expenses	24,478	29,112	75,460	79,606

Loss from operations	(2,583)	(3,749)	(6,288)	(3,020)

Other expense:
Interest expense	(153)	(210)	(510)	(613)
Interest income	20	—	20	2
Other income, net	—	(1)	—	—
Total other expense	(133)	(211)	(490)	(611)

Loss before income taxes	(2,716)	(3,960)	(6,778)	(3,631)

Income tax benefit	900	1,582	2,455	1,515

Net loss from continuing operations	(1,816)	(2,378)	(4,323)	(2,116)
Net (loss) income from discontinued operations, net of tax	—	(81)	—	627
Net loss	$(1,816)	$(2,459)	$(4,323)	$(1,489)

Net loss per common share:
Basic net loss per share - continuing operations	$(0.26)	$(0.34)	$(0.62)	$(0.30)
Basic net (loss) income per share - discontinued operations	—	(0.01)	—	0.09
Basic net loss per share	$(0.26)	$(0.35)	$(0.62)	$(0.21)
Diluted net loss per share - continuing operations	$(0.26)	$(0.34)	$(0.62)	$(0.30)
Diluted net (loss) income per share - discontinued operations	—	(0.01)	—	0.09
Diluted net loss per share	$(0.26)	$(0.35)	$(0.62)	$(0.21)
Weighted average shares outstanding - basic	6,955	6,950	6,955	6,949
Weighted average shares outstanding - diluted	6,955	6,950	6,955	6,949

See accompanying notes to consolidated financial statements.

-  4  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

OCTOBER 1, 2017 AND OCTOBER 2, 2016

(in thousands)

(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2017	2016
Cash flows from operating activities:
Net loss from continuing operations	$(4,323)	$(2,116)
Adjustments to reconcile net loss to cash flows provided by operations:
Depreciation and amortization	2,868	2,845
Asset impairment and estimated lease termination and other closing costs	7,011	4,684
Net loss (gain) on disposal of property	63	(181)
Amortization of deferred financing costs	26	43
Deferred income taxes	351	(25)
Deferred rent	211	520
Stock-based compensation	183	254
Changes in operating assets and liabilities:
Restricted cash	(7)	(1,199)
Accounts receivable, net	372	(193)
Inventories	189	184
Prepaid expenses and other current assets	(1,280)	(1,571)
Deposits	—	(277)
Accounts payable	(754)	(388)
Accrued compensation and benefits	909	39
Other current liabilities	(1,210)	(98)
Other liabilities	(125)	140
Cash flows provided by continuing operating activities	4,484	2,661
Cash flows used for discontinued operating activities	—	(839)
Cash flows provided by operating activities	4,484	1,822

Cash flows from investing activities:
Proceeds from the sale of assets	—	1,053
Purchases of property, equipment and leasehold improvements	(301)	(540)
Cash flows (used for) provided by continuing investing activities	(301)	513
Cash flows provided by discontinued investing activities	—	1,150
Cash flows (used for) provided by for investing activities	(301)	1,663

Cash flows from financing activities:
Proceeds from line of credit	—	1,855
Payments for debt issuance costs	(15)	(23)
Payments on long-term debt and financing lease obligations	(1,206)	(3,850)
Payments from exercise of stock options	—	(1)
Cash flows used for financing activities	(1,221)	(2,019)

Increase in cash and cash equivalents	2,962	1,466
Cash and cash equivalents, beginning of period	4,450	5,300
Cash and cash equivalents, end of period	$7,412	$6,766

See accompanying notes to consolidated financial statements.

-  5  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated in Minnesota on March 14, 1994. The Company develops, own, operates and franchises restaurants under the name "Famous Dave’s." As of October 1, 2017, there were 154 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada, and United Arab Emirates, including 25 Company-owned restaurants and 129 franchise-operated restaurants. An additional 61 franchise-operated restaurants were committed to be developed through signed area development agreements as of October 1, 2017.

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited consolidated financial statements represent the consolidated financial statements of the Company and its subsidiaries as of October 1, 2017 and January 1, 2017 and for the three and nine months ended October 1, 2017 and October 2, 2016. The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended January 1, 2017 as filed with the SEC on March 21, 2017.

Due to the seasonality of the Company’s business, revenue and operating results for the three and nine months ended October 1, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net loss for any of the periods presented.

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $4.2 million. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of October 1, 2017, the Company concluded that the DTA is fully realizable and that a valuation allowance was not considered necessary; however, the Company will continue to evaluate the asset on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Effective tax rate	33.1%	39.9%	36.2%	41.7%

The net decrease in the effective tax rate for the three and nine months ended October 1, 2017 was primarily a result of the year over year change in pretax income and the impact it had on employment related credits, as a percentage of pretax income. The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The Company’s estimates are based on the information available at the time that the Company prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers. The FASB issued ASU No. 2016‑08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016‑10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016, ASU 2016‑11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014‑09 and 2014‑16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016‑12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014‑09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a full retrospective or modified retrospective transition method and early adoption is permitted. The Company plans to adopt this standard as of the effective date utilizing the modified retrospective transition method.

The Company has reviewed a representative sample of its franchise agreements as a basis for determining the impact of the new standard on the Company’s consolidated financial statements. The Company’s assessment has not yet been finalized; however, the Company believes that the new guidance will not impact the timing of revenue recognition on franchise royalty revenues, restaurant and merchandise sales or licensing and other revenue. The new guidance will require that the Company defer previously recognized and future revenue related to franchise fees and area development fees. Franchise fees have historically been recognized in full when a new restaurant opens, but under the new guidance, these fees will be amortized over the life of the related franchise agreements and related extension periods, which generally range from 10-25 years. Area development fees have historically been recognized in full upon execution of an area development agreement, but under the new guidance, these fees will be recognized when each new restaurant pursuant to an area development agreement opens or upon the expiration of such agreements. The Company expects to report these revenues within the franchise fee revenue line item of its consolidated statements of operations. Pursuant to the new guidance, the timing of revenue recognition related to gift card breakage will also be impacted. Historically, the Company has recognized gift card breakage in full upon the sale of gift cards due to the Company’s historical experience related to gift card sales, but under the new guidance, gift card breakage will be recognized ratably as gift cards are redeemed. The Company will report revenue related to gift card breakage within the licensing and other revenue line of its consolidated statements of operations.

The new revenue guidance will also impact the presentation of the Company’s consolidated statements of operations as it relates to the Company’s system-wide Public Relations and Marketing Development Fund (the “NAF”). Historically, the Company has netted revenues received pursuant to NAF billings with the related expenses, but under the new guidance, revenues recognized related to the NAF will be presented gross as a separate line item within total revenues, with the corresponding expense presented gross as a separate line item within operating expenses. The new guidance will not impact the timing of revenue recognition as it relates to the NAF.

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

(2)          Net Loss Per Share

Basic net loss per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS equals net income (loss) divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options and restricted stock units, when dilutive.

The following is a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands, except per share data)	2017	2016	2017	2016
Net (loss) income per share – basic:
Net loss from continuing operations	$(1,816)	$(2,378)	$(4,323)	$(2,116)
Net (loss) income from discontinued operations, net of tax	—	(81)	—	627
Net loss	(1,816)	(2,459)	(4,323)	(1,489)
Weighted average shares outstanding - basic	6,955	6,950	6,955	6,949
Basic net loss per share - continuing operations	$(0.26)	$(0.34)	$(0.62)	$(0.30)
Basic net (loss) income per share - discontinued operations	—	(0.01)	—	0.09
Basic net loss per share	$(0.26)	$(0.35)	$(0.62)	$(0.21)

Net (loss) income per share – diluted:
Net loss from continuing operations	$(1,816)	$(2,378)	$(4,323)	$(2,116)
Net (loss) income from discontinued operations, net of tax	—	(81)	—	627
Net loss	(1,816)	(2,459)	(4,323)	(1,489)
Weighted average shares outstanding - diluted	6,955	6,950	6,955	6,949
Diluted net loss per share - continuing operations	$(0.26)	$(0.34)	$(0.62)	$(0.30)
Diluted net (loss) income per share - discontinued operations	—	(0.01)	—	0.09
Diluted net loss per share	$(0.26)	$(0.35)	$(0.62)	$(0.21)

There were approximately 524,000 and 543,000 options outstanding for the three and nine months ended October 1, 2017 and October 2, 2016, respectively, that were not included in the computation of diluted EPS because their impact was anti-dilutive.

(3)          Restricted Cash and Marketing Fund

The Company has a system-wide Public Relations and Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts throughout the system. The assets held by this fund are considered to be restricted. Accordingly, the Company reflects the cash related to this fund within restricted cash and reflects the liability within accounts payable on the Company’s consolidated balance sheets as of October 1, 2017 and January 1, 2017. The Company had approximately $1.2 million and $946,000 in this fund as of October 1, 2017 and January 1, 2017, respectively.

In conjunction with the Company’s current and former credit agreements, the Company has deposited amounts for undrawn letters of credit in cash collateral accounts with Venture Bank and Wells Fargo. The Company had approximately $557,000 and $768,000 in restricted cash as of October 1, 2017 and January 1, 2017, respectively, related to these undrawn letters of credit.

-  8  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)          Allowance for Doubtful Accounts

The Company provides for an allowance for uncollectible accounts receivable based on historical losses and existing economic conditions, when relevant. The Company provides for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, the Company has periodically established a specific reserve on certain other receivables as necessary. Any changes to the reserve are recorded within general and administrative expenses on the consolidated statements of operations. The allowance for uncollectible accounts was approximately $872,000 and $270,000 at October 1, 2017 and January 1, 2017, respectively. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. Outstanding past due accounts receivable are subject to a monthly interest charge on unpaid balances, which is recorded as interest income in the consolidated statements of operations. In assessing recoverability of these receivables, the Company makes judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to the Company, as well as other variables.

(5)          Intangible Assets, net

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite-lived assets and are not subject to amortization. The lease interest assets are amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease.

A reconciliation of the Company’s intangible assets as of October 1, 2017 and January 1, 2017, respectively, are presented in the table below:

	October 1,	January 1,
(in thousands)	2017	2017
Lease interest assets, gross carrying amount	$1,091	$1,091
Lease interest assets, accumulated amortization	(277)	(249)
Lease interest assets, net carrying amount	814	842
Liquor licenses	1,760	1,760
Intangible assets, net	$2,574	$2,602

The following table provides the projected future amortization of lease interest assets for the next five years, as of October 1, 2017:

October 1,
(in thousands)	2017
Fiscal 2017	$9
Fiscal 2018	36
Fiscal 2019	36
Fiscal 2020	36
Fiscal 2021	36
Thereafter	661
$814

-  9  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)          Long-Term Debt and Financing Lease Obligations

Long-term debt

Long-term debt consisted approximately of the following at:

	October 1,	January 1,
(in thousands)	2017	2017
First Note - Venture Bank - monthly installments of principal and interest until December 2, 2026	3,611	3,700
Second Note - Venture Bank - monthly payments of principal and interest until December 2, 2023	5,714	6,300
Less: deferred financing fees	(232)	(234)
Less: current maturities	(929)	(917)
Long-term debt net of current maturities	$8,164	$8,849

The weighted-average interest rate of debt outstanding as of October 1, 2017 and January 1, 2017 was 4.25% and 4.00%, respectively.

The Company is subject to various financial and non-financial covenants on its long-term debt, including a debt-service coverage ratio. As of October 1, 2017, the Company was in compliance with all of its covenants.

Financing Lease Obligation

Financing lease obligations consisted of the following at:

	October 1,	January 1,
(in thousands)	2017	2017
Financing lease – Spirit Financial – monthly installments of $40 – effective interest rate of 7.87%, due in March 2019.	$1,663	$2,757
Less: deferred financing fees	(15)	(23)
Less: current maturities	(360)	(454)
Long-term financing lease net of current maturities	$1,288	$2,280

(7)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

	October 1,	January 1,
(in thousands)	2017	2017
Prepaid income taxes and income tax receivable	$3,236	$2,168
Prepaid insurance and other expenses	1,357	1,306
Other current assets	15	20
	$4,608	$3,494

(8)         Other Current Liabilities

Other current liabilities consisted of the following at:

	October 1,	January 1,
(in thousands)	2017	2017
Gift cards payable	$1,220	$1,448
Other liabilities	590	810
Lease reserves, current	1,732	330
Sales tax payable	361	454
Accrued real estate tax	296	79
Deferred franchise fees	—	16
Accrued property and equipment purchases	6	3
	$4,205	$3,140

-  10  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)         Other Liabilities

Other liabilities consisted of the following at:

	October 1,	January 1,
(in thousands)	2017	2017
Deferred rent	$6,631	$7,802
Other liabilities	152	358
Asset retirement obligations	119	119
Accrual for uncertain tax position	15	139
Long term lease reserve	661	145
Long term deferred compensation	121	142
	$7,699	$8,705

(10)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” Under the 2015 Plan, an aggregate of 176,000 shares of the Company’s common stock remained unreserved and available for issuance at October 1, 2017. The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated.

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and nine months ended October 1, 2017 and October 2, 2016, respectively, as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands)	2017	2016	2017	2016
Stock options	$57	$157	$173	$209
Restricted stock	(5)	15	10	45
	$52	$172	$183	$254

During the three and nine months ended October 1, 2017, the Company recognized recapture of previously recorded stock-based compensation due to one of the Company’s former directors declining to stand for reelection to the Board in the second quarter of 2017 and one of the Company’s former director’s resignation in the third quarter of 2017. During the nine months ended October 2, 2016, the Company recognized recapture of previously recorded stock-based compensation due to the departure of the Company’s former Chief Financial Officer.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at January 1, 2017	686	$9.15	5.7
Granted	55	4.29
Exercised	—	—
Forfeited or expired	(217)	13.26
Options outstanding at October 1, 2017	524	$6.94	6.0

	Nine Months Ended
	October 1, 2017	Fiscal 2016
Weighted-average fair value of options granted during the period	$2.42	$1.97
Expected life (in years)	6.1	5.2
Expected stock volatility	54.41%	39.98%
Risk-free interest rate	2.0%	1.2%

(11)        Asset Impairment and Estimated Lease Termination and Other Closing Costs

In accordance with FASB Accounting Standards Codification Topic 360 for Property, Plant, and Equipment, the Company evaluates restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant’s assets exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate, anticipated sale prices and other factors. If these assumptions change in the future, the Company may be required to take additional impairment charges for the related assets. Considerable management judgment is necessary to estimate future cash flows. Accordingly, actual results could vary significantly from such estimates.

The Company maintains lease reserves on locations for which the Company is the primary obligor of a lease agreement but expects to incur losses after the Company ceases to use the location. During the three and nine months ended October 1, 2017, the Company recorded lease reserves and corresponding lease termination charges on Company-owned closed restaurants and franchisee-operated locations, for which the Company was the primary obligor of the lease agreement.

Restaurant Optimization - During fiscal 2016, the Company recorded asset impairment charges associated with certain restaurants which were slow to respond to several initiatives to turnaround operating performance. As a result, the Company determined that the estimated fair value of the assets was less than the carrying amount and recognized impairment charges to reduce the related assets to their estimated fair value. As the Company continues to evaluate its restaurant portfolio, the Company anticipates addressing the ongoing operation of the locations impaired by way of lease restructuring, lease assignment or subsequent closure at the end of their natural lease term. During the nine months ended October 1, 2017, the Company closed twelve restaurants as part of the Restaurant Optimization plan. Pursuant to the restaurant optimization plan, the Company reassessed the estimated useful life of its restaurants slated for closure significantly before the end of the previously estimated useful life. As a result of this reassessment, the Company is depreciating certain of its restaurant assets over a shorter period of time, which resulted in higher depreciation and amortization expense of approximately $754,000 during the nine months ended October 1, 2017.

-  12  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of asset impairment, estimated lease termination, and other closing costs for the three and nine months ended October 1, 2017 and October 2, 2016. These costs are included in asset impairment and estimated lease termination and other closing costs in the consolidated statements of operations.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Restaurant Optimization
Asset impairments, net	$822	$3,420	$3,864	$4,313
Lease termination charges	1,479	—	3,014	—
Restaurant closure expenses	104	200	133	200
Software	—	—	—	171
Asset impairment, estimated lease termination and other closing costs	$2,405	$3,620	$7,011	$4,684

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

The following table summarizes property and equipment, net and assets held for sale, measured at fair value in the Company’s consolidated balance sheets as of October 1, 2017 and January 1, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at October 1, 2017
Assets
Property and Equipment, net	$—	$—	$1,450	$1,450

Balance at January 1, 2017
Assets
Assets Held for Sale	$—	$1	$—	$1
Property and Equipment, net	$—	$—	$1,742	$1,742

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

Pursuant to the terms of this agreement, the Company received a total purchase price of $1.15 million during the nine months ended  October 2, 2016, plus approximately $315,000 for the purchase of inventory on hand on the closing date. The Purchaser also assumed specified liabilities of the Company, including the Company’s existing leases for the Purchased Restaurants located in Bolingbrook, North Riverside and Orland Park, Illinois.

As a result of this asset sale, the Company recognized a pretax $1.1 million gain during the nine months ended October 2, 2016, primarily due to the write-off of the remaining $1.3 million deferred rent liability associated with the leases assumed by the Purchaser, discussed above.

There were no assets or liabilities of the Purchased Restaurants remaining as of October 1, 2017 or January 1, 2017.

The operating results of the Purchased Restaurants for the three and nine months ended October 2, 2016 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. There were no adjustments required to be made for the three and nine months ended October 1, 2017.

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue	$—	$—	$—	$2,365
Interest expense	—	—	—	32
Income tax expense	—	(7)	—	378
Income from discontinued operations	—	(23)	—	1,019
Income from discontinued operations, net of income taxes	—	(81)	—	627

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

On August 11, 2015, the Company consummated the sale of its Greenwood, Indiana and Florence, Kentucky restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of October 1, 2017, the amount of the future lease payments for which the Company would be liable in the event of a default are approximately $167,000. An accrual related to any future obligation was not considered necessary as of October 1, 2017 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On March 1, 2016, the Company consummated the sale of its Chicago, Illinois-area restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of October 1, 2017, the amount of the future lease payments for which the company would be liable in the event of a default is approximately $1.6 million. As of October 1, 2017, the Company had accrued $1.0 million related to the future obligations of these restaurants. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

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

The Company filed a complaint on July 14, 2015, against a group of former franchisees in California seeking injunctive relief and damages for: (1) Federal Trademark Infringement; (2) Federal Trademark Dilution; (3) Federal Unfair Competition; (4) Federal Trade Dress Dilution; (5) Trademark Infringement under California Business and Professions Code § 14200; (6) Trademark Dilution under California Business and Professions Code §14200; (7) Common Law Trademark Infringement; (8) Unfair Competition under California Business and Professions Code § 17200; (9) False Advertising; (10) Breach of Contract; (11) Breach of Implied Covenant of Good Faith and Fair Dealing; and (12) Intentional Interference with Contract. The claims stem from the former franchisees’ breaches of their franchise agreements, including the failure to pay franchise fees and their continued operation of five restaurants utilizing Famous Dave’s intellectual property without authorization. After two defendants in the case, Kurt Schneiter and M Mart 1, filed a demurrer to the Complaint, Famous Dave’s filed an Amended Complaint on October 9, 2015, reasserting the same claims. The case is captioned Famous Dave’s of America, Inc., v. SR El Centro FD, Inc., et al., Case No. BC589329, and is currently pending before the Honorable Elihu M. Berle in the Superior Court of Los Angeles. By court order, dated June 6, 2016, Famous Dave’s successfully obtained a preliminary injunction, enjoining the former franchisee defendants from using Famous Dave’s intellectual property, including its trademarks and restaurant system. The preliminary injunction was the subject of an interlocutory appeal.  The appeal was fully briefed and oral argument took place on August 10, 2017.  On October 23, 2017, the California Court of Appeal rendered its decision in the appeal in Famous Dave’s favor, affirming and upholding in full the trial court’s preliminary injunction order.  Famous Dave’s intends to vigorously pursue all remaining claims in the trial court.  No trial date has been set as of yet.

On July 28, 2015, this group of former franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329 alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs are seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees. The Company has not recognized a liability with respect to the Plaintiffs’ claim because the Company does not believe that it is probable that it will incur a related material loss. Famous Dave’s intends to vigorously defend against these claims.  No trial date has been set as of yet.

(16)        Related Party Transactions

Michael Lister serves as the Chief Executive Officer and Chief Operating Officer of the Company. Prior to joining the Company in October 2016, Mr. Lister managed Famous Five Dining, a corporation that owns five franchised Famous Dave’s Restaurants.

Anand D. Gala currently serves as a director of the Company. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations. Mr. Gala’s brother owns Altametrics, LLC, a software company to which the Company paid approximately $49,000 during the nine months ended October 2, 2016.

The following table outlines amounts received from related parties during the three and nine months ended October 1, 2017 and October 2, 2016:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenues and NAF contributions, Michael Lister	$121	$118	$367	$377
Revenues and NAF contributions, Anand Gala	399	447	1,309	1,449

-  15  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines accounts receivable from related parties as of October 1, 2017 and January 1, 2017:

	October 1,	January 1,
	2017	2017
Accounts Receivable, Michael Lister	$46	$50
Accounts Receivable, Anand Gala	316	370

(17)        Supplemental Cash Flow Information

	Nine Months Ended
	October 1,	October 2,
(in thousands)	2017	2016
Cash paid for interest	$479	$566
Cash paid (refunds received) for income taxes, net	(1,613)	266

Non-cash investing and financing activities:
Change in deferred taxes, recognized in additional paid-in capital	$55	$—
Increase in accrued property and equipment purchases	3	10

(18)        Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements, except as noted below.

Personnel Costs

On October 9, 2017, the Company committed to a plan that will result in the Company incurring a reserve for cash charges of approximately $600,000 to $1.0 million, primarily related to one-time personnel costs in connection with its previously announced plan to sell and close Company-owned restaurants. The majority of these charges are expected to be recognized in the fourth quarter of fiscal 2017, with the remainder recognized through the second quarter of fiscal 2019, when the Company believes that it will have substantially completed its plan to sell or close its remaining Company-owned stores.

Refranchising of Mid-Atlantic Restaurants

On November 1, 2017, the Company simultaneously entered into an asset purchase agreement (the “Mid-Atlantic APA”) and completed a transaction to effect the sale of seven restaurants in Maryland and Virginia (the “Mid-Atlantic Restaurants”) to Capital Blue Ribbon Restaurants, LLC and Commonwealth Blue Ribbon Restaurants, LLC (the “Mid-Atlantic Purchasers”). Pursuant to the Mid-Atlantic APA, the contract purchase price for the Mid-Atlantic Restaurants was $2,350,000 and included a repairs and maintenance credit of $750,000, which must be exhausted within one year. Also pursuant to the Mid-Atlantic APA, the Company and the Mid-Atlantic Purchasers entered into a line of credit agreement in the amount of $750,000 (the “LOC Agreement”) on which the Mid-Atlantic Purchasers can draw funds to pay for necessary repairs and maintenance work. The LOC Agreement has a four year term with interest payable at a rate of 4.25% per annum and a balloon payment at maturity. The Mid-Atlantic Purchasers also agreed to purchase inventory and petty cash on hand ten days after closing.

Also effective November 1, 2017, the Company entered into an asset purchase agreement (the “Frederick APA”) to effect the sale of its Frederick, Maryland restaurant (“Frederick”) to Capital Blue Ribbon Restaurants, LLC (the “Frederick Purchaser”). Pursuant to the Frederick APA, the contract purchase price for Frederick shall be an amount equal to (i) 50% of the rent, fees, charges, taxes and other amounts payable to the landlord or another third party pursuant to the lease agreement, plus (ii) 50% of that portion of Frederick’s EBITDA (as defined in the Frederick APA) attributable to Frederick that exceeds $25,000 in any 12-month period and $37,500 in any 18-month period (the “Frederick Purchase Price”); however, the Company has guaranteed the 12-month and 18-month EBITDA performance of Frederick. Installments of the Frederick Purchase Price shall be payable by the Frederick Purchaser to the Company monthly in arrears until the month following the month in which Frederick is closed. The Company will remain the primary obligor on the lease agreement. The Frederick Purchaser also agreed to purchase inventory and petty cash on hand ten days after closing.

As of the date that these financial statements were available to be issued, the initial accounting for the sale of the Mid-Atlantic Restaurants and Frederick was incomplete; however, the Company expects to incur a loss on the sale of the Mid-Atlantic Restaurants and Frederick of approximately $3.7 million in the fourth quarter of 2017.

-  16  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rights Offering and Chief Executive Officer Change

On November 10, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and PW Partners, LLC (“PW Partners”). Pursuant to the Stock Purchase Agreement, the Company agreed to sell 418,169 shares of its common stock, par value $0.01 per share, at a purchase price of $3.50 per share to FS Special Opportunities I, L.P., a client of PW Partners, resulting in aggregate gross proceeds to the Company of $1,463,591.50. Also on November 10, 2017, the Company entered into a Registration Rights Agreement with PW Partners, pursuant to which the Company has agreed to register the shares of common stock issued to FS Special Opportunities I, L.P. pursuant to the Stock Purchase Agreement. In connection with the Stock Purchase Agreement, Jeffery Crivello, currently a member of the Company’s board of directors, will replace Michael Lister as the Company’s CEO effective as of November 14, 2017.

-  17  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. The following table summarizes the changes in the number of Company-owned and franchise operated restaurants for the nine months ended October 1, 2017:

Nine Months Ended
October 1, 2017
Company-owned restaurants:
Beginning of period	37
New	—
Refranchised	—
Closed	(12)
End of period	25
% of system	16%
Franchise-operated restaurants:
Beginning of period	139
New	1
Refranchised	—
Closed	(11)
End of period	129
% of system	84%
System end of period total	154

On May 23, 2017, a franchisee opened a restaurant in Abu Dhabi, United Arab Emirates.

Restaurant Refranchising and Optimization Initiative

On May 2, 2017, we announced our plans to focus solely on our franchisees and, as a result, intend to accelerate the refranchising or closure of 32 Company-owned restaurants owned as of that date over the next 12 to 24 months. We believe that this will permit us to shift our resources and energy to the growth and viability of our franchise system, which is paramount to our success. As of October 1, 2017, we had closed 12 underperforming locations. We intend to approach the divestment process on a market-by-market basis and will look to a few of our highly-capable existing franchisees as well as well-qualified new franchisees to not only acquire our Company-owned restaurants, but to develop additional restaurants. As of October 1, 2017, an additional 61 franchise-operated restaurants were committed to be developed through signed area development agreements.

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

On November 1, 2017, we effected two transactions to sell eight restaurants in Maryland and Virginia to a franchisee. We expect to incur a loss on the sale of these restaurants of approximately $3.7 million in the fourth quarter of fiscal 2017. See Note 18 – Subsequent Events to the accompanying consolidated financial statements for more information.

-  18  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

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

Results of Operations –Three and Nine months ended October 1, 2017 compared to the Three and Nine months ended October 2, 2016.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10‑K for the fiscal year ended January 1, 2017.

-  19  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Food and beverage costs(1)	29.7%	31.0%	29.9%	31.1%
Labor and benefits costs(1)	35.3%	33.7%	35.1%	33.8%
Operating expenses(1)	28.0%	31.5%	28.9%	29.6%
Restaurant level operating margin(1)(3)	7.0%	3.8%	6.1%	5.4%
Depreciation and amortization expenses (2)	6.3%	3.6%	4.1%	3.7%
General and administrative(2)	17.3%	17.3%	17.2%	16.5%
Loss from continuing operations(2)	(11.8)%	(14.8)%	(9.1)%	(3.9)%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales (or Comparable Net Sales)

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for Company-owned restaurants for the three and nine months ended October 1, 2017 increased 0.9% and decreased 1.4% from the comparable periods in 2016, respectively. Same store net sales for Company-owned restaurants for the three and nine months ended October 2, 2016 decreased 1.0% and 5.1% from the comparable periods in 2015, respectively. As of October 1, 2017, there were 28 restaurants in the same store sales base and at the end of the third quarter of fiscal 2016 there were 37 restaurants included in this base.

Same store net sales for franchise-operated restaurants for the third quarter of fiscal 2017 decreased 2.1% from the comparable period in 2016. Same store net sales for franchise-operated restaurants for the nine months ended October 1, 2017 decreased 3.4% from the comparable period in 2016. For the three and nine months ended October 2, 2016, same store net sales for franchise-operated restaurants decreased 3.8% and 4.4%, respectively, from the comparable periods in 2015.

-  20  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Total Revenue

Our components of and changes in revenue consisted of the following for the three and nine months ended October 1, 2017 and October 2, 2016:

	Three Months Ended
	October 1,	October 2,
	2017	2016	$ Change	% Change
Revenue:
Restaurant sales, net	$18,122	$20,999	$(2,877)	(13.7)%
Franchise-related revenue	3,591	4,164	(573)	(13.8)%
Licensing and other revenue	182	200	(18)	(9.0)%
Total revenue	$21,895	$25,363	$(3,468)	(13.7)%

	Nine Months Ended
	October 1,	October 2,
	2017	2016	$ Change	% Change
Revenue:
Restaurant sales, net	$57,064	$63,013	$(5,949)	(9.4)%
Franchise royalty revenue	11,412	12,789	(1,377)	(10.8)%
Licensing and other revenue	696	784	(88)	(11.2)%
Total revenue	$69,172	$76,586	$(7,414)	(9.7)%

Restaurant Sales, net

The decline in year-over-year restaurant sales, net for the three and nine months ended October 1, 2017 and October 2, 2016 was primarily a result of the closure of twelve Company-owned restaurants, including seven in the third quarter of fiscal 2017. The impact of these closures was partially offset by a 0.9% increase in same-store sales during the three months ended October 1, 2017, but a decrease in same-store sales of 1.4% during the nine months ended October 1, 2017 further contributed to the sales decline during that period.

On a weighted basis, Dine-In sales decreased by 1.7%, while To-Go and Catering sales increased by 2.0% and 0.6%, respectively, for the three months ended October 1, 2017. For the nine months ended October 1, 2017, Dine-In sales decreased by 2.7%, while To-Go and Catering sales increased by 0.8% and 0.5%, respectively.

As a percentage of Dine-In sales, our adult beverage sales at our Company-owned restaurants was approximately 12.0% and 10.8% for the three months ended October 1, 2017 and October 2, 2016, respectively, an increase of 11.3%. For the nine months ended October 1, 2017 and October 2, 2016, adult beverage sales represented approximately 11.8% and 11.3% of Dine-In sales, respectively, an increase of 4.6%.

We have been making significant investments in programs aimed at increasing To-Go, Catering and Adult Beverage sales at Famous Dave’s restaurants, and will be assisting participating franchisees with implementation over the remainder of the year. For example, during the first half of fiscal 2017, we designed and implemented a signature beverage program aimed at increasing liquor sales at our Company-owned stores, which have higher margins than beer and wine. We have been training our franchise groups on the signature beverage program over the third quarter of fiscal 2017 and will complete trainings to participating franchise groups in the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018. We have also expanded the online ordering program in certain franchise-operated restaurants, and will continue to assist participating franchisees with implementation throughout the remainder of 2017 and early 2018. We are currently rolling out delivery programs with various third-party services, which we believe, along with online ordering, will augment our To Go sales in the future. As we transition our operations to that of a dedicated franchisor, we believe that these innovations will make our current Company-owned restaurants more attractive to potential franchisees, as well as provide additional avenues for our franchisees to grow their respective businesses.

-  21  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Franchise-Related Revenue

The declines in franchise-related revenue for the three and nine months ended October 1, 2017 was primarily related to the net closure of ten franchise-operated stores since October 2, 2016 and franchise comparable sales decreases of 2.1% and 3.4% for the three and nine months ended October 1, 2017, respectively, from the comparable periods in 2016. For the three and nine months ended October 2, 2016, franchise comparable sales decreased 3.8% and 4.4%, respectively, from the comparable periods in 2015.

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

Licensing and Other Revenue

For the three months ended October 1, 2017, licensing royalty revenue was approximately $186,000 compared to approximately $244,000 for the comparable period of fiscal 2016. Other revenue for the three months ended October 1, 2017 and October 2, 2016 was a loss of approximately $4,000 and $44,000, respectively. For the nine months ended October 1, 2017, licensing royalty revenue was approximately $711,000, compared with approximately $758,000 for the nine months ended October 2, 2016. Other revenue was a loss of $15,000 for the nine months ended October 1, 2017, compared with income of $26,000 for the nine months ended October 2, 2016.

Average Weekly Net Sales and Operating Weeks

The following table shows company-owned and franchise-operated average weekly net sales and company-owned and franchise-operated operating weeks for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$47,107	$47,959	$47,890	$49,312
Company-Owned	47,139	43,657	44,546	43,668
Full-Service	48,727	44,488	45,885	44,654
Counter-Service	39,339	38,337	37,089	37,355

Operating Weeks:
Franchise-Operated	1,732	1,834	5,304	5,448
Company-Owned	384	481	1,281	1,443

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

-  22  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three and nine months ended October 1, 2017 and October 2, 2016:

	Three Months Ended
	October 1,	October 2,
	2017	2016	$ Change	% Change
Food and beverage costs	$5,376	$6,507	$(1,131)	(17.4)%

	Nine Months Ended
	October 1,	October 2,
	2017	2016	$ Change	% Change
Food and beverage costs	$17,063	$19,619	$(2,556)	(13.0)%

Food and beverage costs for the three months ended October 1, 2017 and October 2, 2016 represented approximately 29.7% and 31.0% of net restaurant sales, respectively. Food and beverage costs for the nine months ended October 1, 2017 and October 2, 2016 were approximately 29.9% and 31.1% of net restaurant sales, respectively. This year-over-year decrease, as a percentage of net restaurant sales, primarily resulted from commodity cost deflation as well as internal initiatives aimed at reducing food waste.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three and nine months ended October 1, 2017 and October 2, 2016:

	Three Months Ended
	October 1,	October 2,
	2017	2016	$ Change	% Change
Labor and benefits costs	$6,404	$7,069	$(665)	(9.4)%

	Nine Months Ended
	October 1,	October 2,
	2017	2016	$ Change	% Change
Labor and benefits costs	$20,034	$21,323	$(1,289)	(6.0)%

Labor and benefits costs for the three months ended October 1, 2017 and October 2, 2016 were approximately 35.3% and 33.7% of net restaurant sales, respectively. Labor and benefits costs for the nine months ended October 1, 2017 and October 2, 2016 were approximately 35.1% and 33.8% of net restaurant sales, respectively. Labor and benefit costs increased year-over-year, as a percentage of net restaurant sales, due to increased management and back of house labor, wage rate inflation and benefit costs.

-  23  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Operating Expenses

Our operating expenses consisted of the following for the three and nine months ended October 1, 2017 and October 2, 2016:

	Three Months Ended
	October 1,	October 2,
	2017	2016	$ Change	% Change
Operating expenses	$5,077	$6,618	$(1,541)	(23.3)%

	Nine Months Ended
	October 1,	October 2,
	2017	2016	$ Change	% Change
Operating expenses	$16,492	$18,681	$(2,189)	(11.7)%

Operating expenses for the three months ended October 1, 2017 and October 2, 2016 were approximately 28.0% and 31.5% of net restaurant sales, respectively. Operating expense for the nine months ended October 1, 2017 and October 2, 2016 were approximately 28.9% and 29.6% of net restaurant sales, respectively. Operating expenses, as a percentage of net sales, were favorable to the prior year due to reduced occupancy costs and the timing of advertising spend.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended October 1, 2017 and October 2, 2016 was approximately $1.4 million and $909,000, respectively, representing approximately 6.3% and 3.6% of total revenues, respectively. Depreciation and amortization expense for the nine months ended October 1, 2017 and October 2, 2016 was approximately $2.9 million and $2.8 million, respectively, representing approximately 4.1% and 3.7% of total revenues, respectively.

The increase in each period is primarily a result of shortening the useful life of certain of our restaurants that have been slated for closure significantly before the end of their previous useful lives. We expect to incur elevated depreciation expense on these restaurants until they are ultimately closed and the assets have been disposed.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three and nine months ended October 1, 2017 and October 2, 2016:

	Three Months Ended
	October 1,	October 2,
	2017	2016	$ Change	% Change
General and administrative expenses	$3,791	$4,385	$(594)	(13.5)%

	Nine Months Ended
	October 1,	October 2,
	2017	2016	$ Change	% Change
General and administrative expenses	$11,929	$12,635	$(706)	(5.6)%

General and administrative expenses for the October 1, 2017 and October 2, 2016 represented approximately 17.3% and 17.3% of total revenues, respectively. General and administrative expenses for the nine months ended October 1, 2017 and October 2, 2016 represented approximately 17.2% and 16.5% of total revenues, respectively. The decrease in the dollar amount of general and administrative expenses was primarily related to the continued optimization of our general and administrative expense structure, reduced costs incurred for franchise-related matters and professional fees.

-  24  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Restaurant Optimization
Asset impairments, net	$822	$3,420	$3,864	$4,313
Lease termination charges	1,479	—	3,014	—
Restaurant closure expenses	104	200	133	200
Software	—	—	—	171
Asset impairment, estimated lease termination and other closing costs	$2,405	$3,620	$7,011	$4,684

Asset impairments, net for the three months ended October 1, 2017 represented the final write-off of assets related to restaurants that were closed during the third quarter of fiscal 2017. We expect to be able to offset the majority of these costs incurred in the fourth quarter of 2017 through the amortization of remaining deferred rent credits on these restaurants that we have closed, but for which the early termination date of the lease is in the fourth quarter of fiscal 2017. Lease termination charges incurred during the three months ended October 1, 2017 are primarily related to the seven restaurants closed during that time frame. Restaurant closure expenses represent ongoing expenses incurred for closed restaurants.

During the nine months ended October 1, 2017, we incurred costs related to our restaurant refranchising and optimization initiative described above. As a result of preliminary negotiations with potential acquirers of Company-owned restaurants, we identified seven additional restaurants that we believe that it is more likely than not that we will close significantly before the end of each restaurant’s previously estimated useful life. We recorded impairment charges related to these seven restaurants of approximately $3.4 million during the second quarter of fiscal 2017, which was partially offset by recapture of deferred rent credits. As we execute on our refranchising strategy, we expect to incur additional impairment charges.

Other Expense, Net

Other expense, net for the three and nine months ended October 1, 2017 consisted of interest expense of approximately $153,000 and $510,000, respectively, partially offset by interest income earned on tax refunds of approximately $20,000 recognized during the three months ended October 1, 2017. For the three and nine months ended October 2, 2016, interest expense was approximately $210,000 and $613,000, respectively. The decrease in interest expense was primarily related to a lower outstanding average debt balance for the nine months ended October 1, 2017 as compared to the nine months ended October 2, 2016, partially offset by a higher effective interest rate on combined debt and financing lease obligations. During the nine months ended October 2, 2016, we recognized interest income of approximately $2,000.

Income Tax Benefit

Income tax benefit for the three and nine months ended October 1, 2017 was approximately $873,000 and $2.4 million, respectively, representing an effective tax rate of 33.1% and 36.2%, respectively. For the three and nine months ended October 2, 2016, income tax benefit was approximately $1.6 million and $1.5 million, respectively, representing an effective tax rate of 39.9% and 41.7%, respectively. The net decrease in the effective tax rate for each period was primarily a result of the change in pretax income and the change in employment related credits, as a percentage of pretax income.

Basic and Diluted Net Loss per Common Share

Net loss for the three and nine months ended October 1, 2017 was approximately $1.8 million and $4.3 million, respectively, which represented loss per share of $0.26 and $0.62, respectively. The basic and diluted weighted-average number of common shares outstanding for both periods was approximately 6,955,000.

Net loss for the three and nine months ended October 2, 2016 was approximately $2.5 million and $1.5 million, respectively, which represented loss per share of $0.35 and $0.21 per share respectively. (Loss) income from discontinued operations was approximately ($81,000) and $627,000, or ($0.01) and $0.09 per share, for the three and nine months ended October 2, 2016, respectively. For the three and nine months ended October 2, 2016, there were approximately 6,950,000  and 6,949,000 basic and diluted weighted-average number of common shares outstanding, respectively.

-  25  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $7.4 million and $4.5 million as of October 1, 2017 and January 1, 2017, respectively. We expect to utilize cash on hand and cash received from the refranchising of restaurants to pay certain costs that arise from our restaurant refranchising and optimization initiative, including professional fees and restaurant closure costs.

Our current ratio, which measures our immediate short-term liquidity, was 1.49 as of October 1, 2017, compared with 1.47 as of January 1, 2017. The current ratio is computed by dividing total current assets by total current liabilities. The increase in our current ratio was primarily due to increases in our cash and cash equivalents and prepaid expenses and other current assets, partially offset by increases in accounts payable, accrued compensation and benefits and other current liabilities.

Net cash provided by operating activities for the nine months ended October 1, 2017 was approximately $4.5 million, which reflects a net loss of approximately $4.3 million, increased by non-cash charges of approximately $10.7 million primarily related to depreciation and amortization, asset impairment, estimated lease termination, and other closing costs. Changes in operating assets and liabilities for the nine months ended October 1, 2017 primarily included net cash outflows related to prepaid expenses and other current assets of $1.3 million, other current liabilities of approximately $1.2 million and accounts payable of approximately $754,000. These cash outflows were partially offset by cash inflows related to accrued compensation and benefits of approximately $909,000 and accounts receivable of approximately $350,000.

Net cash provided by continuing operating activities for the nine months ended October 2, 2016 was approximately $2.6 million which reflects a net loss of approximately $2.1 million. Included in net income is non-cash depreciation and amortization of approximately $2.8 million and non-cash impairment charges of $4.7 million. This was offset by a $1.2 million increase in restricted cash and $1.6 million related to prepaid expenses and other current assets. During the nine months ended October 2, 2016, we experienced a net operating cash outflow associated with discontinued operating activities of approximately $839,000.

Net cash used for investing activities was approximately $301,000 for the nine months ended October 1, 2017, related to the purchase of property, equipment and leasehold improvements. Net cash provided by investing activities was approximately $1.7 million for the nine months ended October 2, 2016, reflecting $1.1 million in proceeds from the sale of assets, offset by $540,000 in capital expenditures. We received cash provided by discontinued investing activities of approximately $1.2 million during the nine months ended October 2, 2016.

Net cash used for financing activities was approximately $1.2 million for the nine months ended October 1, 2017, which related to principal payments on long-term debt and financing lease obligations of approximately $1.2 million and payments of debt issuance costs of approximately $15,000. Net cash used for financing activities for the nine months ended October 2, 2016 was approximately $2.0 million and primarily related to payments on long-term debt and financing lease obligations of approximately $3.9 million and payments of financing costs of approximately $23,000, partially offset by $1.9 million in proceeds from draws on our previous line of credit.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of October 1, 2017, we were in compliance with all of our covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 “Nature of Business and Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended January 1, 2017. There have been no changes to our critical accounting policies during the nine months ended October 1, 2017.

-  26  -

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

The address of our website is http://www.famousdaves.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10‑Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any Famous Dave’s shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at Famous Dave’s of America, Inc., 12701 Whitewater Drive, Suite 190, Minnetonka, MN 55343.

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

-  27  -

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

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: November 13, 2017	By:	/s/ Michael Lister
Michael Lister
Chief Executive Officer/Chief Operating Officer
(Principal Executive Officer)

Dated: November 13, 2017		/s/ Dexter Newman
Dexter Newman
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

-  29  -