Form 10-K
period 2017-12-31
FAMOUS DAVES OF AMERICA INC
filed 2018-03-05
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non- Accelerated Filer ☐	Smaller reporting company ☑
Emerging Growth Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $15.8 million as of June 30, 2017, (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose. As of February 20, 2018, 7,391,315 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Certain statements contained in this Annual Report on Form 10‑K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are based on information currently available to us as of the date of this Annual Report, and we assume no obligation to update any forward-looking statements except as otherwise required by applicable law. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in Item 1A of and elsewhere in this Annual Report and our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and related footnotes appearing elsewhere in this Annual Report.

PART I

ITEM 1.       BUSINESS

Summary of Business Results and Plans

Famous Dave’s of America, Inc. (“Famous Dave’s”, the “Company,” “we,” “us” or “our”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the fiscal years ended December 31, 2017 and January 1, 2017:

	Year Ended	Year Ended
	December 31, 2017	January 1, 2017
Company-owned restaurants:
Beginning of period	37	44
New	—	—
Refranchised	(8)	(7)
Closed	(13)	—
End of period	16	37
% of system	11%	21%
Franchise-operated restaurants:
Beginning of period	139	135
New	2	4
Refranchised	8	7
Closed	(15)	(7)
End of period	134	139
% of system	89%	79%
System end of period total	150	176

As of December 31, 2017, Famous Dave’s restaurants operated in 32 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates. An additional 61 franchise restaurants were committed to be developed through signed area development agreements at December 31, 2017. Throughout fiscal 2017, we closed 13 underperforming Company-owned restaurants and our franchisees closed an additional 15 restaurants.

During the fourth quarter of fiscal 2017, we refranchised eight Company-owned restaurants located at Columbia, Maryland, Frederick, Maryland, Laurel, Maryland, Waldorf, Maryland, Alexandria, Virginia, Chantilly, Virginia, Oakton, Virginia and Woodbridge, Virginia. During the first quarter of fiscal 2016, we refranchised seven Company-owned restaurants in the Chicago area located at Addison, Algonquin, Bolingbrook, Evergreen Park, North Riverside, Orland Park and Oswego, Illinois. As a result of these transactions, we have classified the operating results of these restaurants as discontinued operations for all years reported and have excluded them from the results of continuing operations.

In fiscal 2017, we rolled out several initiatives aimed at increasing sales and traffic and reducing costs in our restaurants and support center. We revitalized our beverage menu and rolled out delivery programs via third-party delivery services. The beverage menu has been implemented at all of our Company-owned restaurants that serve alcohol and most of our franchise operated restaurants that serve alcohol. The delivery program is in various stages of implementation within our participating system-wide restaurants that are served by delivery service providers. As it relates to costs in our restaurants, we implemented programs aimed at reducing food waste and optimizing labor through the use of technology and training. We are also working to simplify our back of house operations to drive efficiencies in our restaurants. Additionally, in fiscal 2017, we took certain steps to realign our general and administrative expense structure. See Item 7. Management’s Discussion and Analysis for more information.

In fiscal 2018, as well as continuing to execute on the actions that we took in fiscal 2017, we intend to revitalize and streamline the core Famous Dave’s concept, and develop and test new BBQ concepts with attractive unit economics. We also expect to continue to leverage technology to increase operational efficiencies, facilitate more frequent training, and utilize consumer data to expand our base of loyal guests (“Guests”).

Throughout this Annual Report on Form 10-K, we refer to certain metrics of our franchise-operated restaurants; however, franchise-operated restaurants are not owned by us and therefore are not included in our consolidated results of operations and financial position. We believe that disclosure of certain information related to franchise-operated restaurants provides useful information to investors as the performance of franchise-operated restaurants directly impacts royalty and other revenues that we receive from our franchisees and has an impact on the perceived success and value of the Famous Dave’s brand.

Financial Information about Segments

Since its inception, our revenue, operating income and assets have been attributable to the single industry segment of the foodservice industry. Our revenue and operating results for each of the last two fiscal years, and our assets for each of the last two fiscal years, are disclosed in Item 8. Financial Statements and Supplementary Data to this Annual Report on Form 10-K.

Narrative Description of Business

Famous Dave’s restaurants, a majority of which offer full table service, feature wood-smoked and off-the-grill entrée favorites that fit into the broadly defined barbeque category. We seek to differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of December 31, 2017, 11 of our Company-owned restaurants were full-service and five were counter-service. Generally, our prototypical design includes a designated bar, a signature exterior smokestack, a separate entrance for our To Go business and a patio (where available). We have designs that can be adapted to fit various location sizes and desired service styles such as full-service or counter-service.

In fiscal 2017, our franchisees opened two restaurants in Abu Dhabi, United Arab Emirates and Green Bay, Wisconsin. In fiscal 2016, four franchise openings were a mixture of conversions of existing full-service casual dining restaurants to our concept as well as new construction, including two restaurants opened in the United Arab Emirates. In Fiscal 2018, we may look to incentivize our franchisees to open additional restaurants, either traditional Famous Dave’s restaurants or our to-be-announced new concept. We offer conversion packages that provide our franchisees with the flexibility to convert existing restaurants as well as existing retail footprints into a Famous Dave’s restaurant. Due to the flexibility and scalability of our concept, we believe that there are a variety of development opportunities available now and in the future.

We pride ourselves on the following:

High Quality Food – Each restaurant features a distinctive selection of authentic hickory-smoked and off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken, and signature sandwiches and salads. Also, enticing side items, such as corn bread, potato salad, coleslaw and Wilbur BeansTM, accompany the broad entrée selection. Homemade desserts, including Famous Dave’s Bread Pudding and Hot Fudge Kahlua Brownies, are another specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer six regional barbeque sauces: Rich & Sassy®, Texas PitTM, Georgia MustardTM, Devil’s Spit®, Sweet and ZestyTM and Wilbur’s RevengeTM. These sauces, in addition to a variety of seasonings, rubs, marinades, and other items are also distributed in retail grocery stores throughout the country under licensing agreements.

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

Focus on Guest Experience – We believe that a renewed focus on enhancing our Guests’ experience and listening to their feedback is an essential pillar of the Company. In fiscal 2018, we will continue to test and further enhance our Guests’ experience by focusing on hospitality, food execution and training. We believe a positive Guest experience, combined with our high-quality food, makes Famous Dave’s appealing to families, children, teenagers and adults of all ages and socio-economic and demographic backgrounds.

Distinctive Environment - Décor and Music – Our original décor theme was a nostalgic roadhouse shack (“Original Shack”), as defined by the abundant use of rustic antiques and items of Americana. This format was used for both full-service and counter-service restaurant formats. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have evolved our format to that of a full-service concept with several “prototypical” designs that incorporate the best attributes of the past restaurants while providing a consistent brand image.

Operating Strategy

We believe that our ability to achieve sustainable profitable growth is dependent upon us delivering high-quality experiences in terms of both food and hospitality to every Guest, every day, and to enhance brand awareness in our markets. Key elements of our strategy include the following:

Operational Excellence – During fiscal 2017, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable Guest experience, both in terms of food and hospitality, across our system. We define operational excellence as also meaning an unyielding commitment to superior service for our Guests during every visit.  In our restaurants, we strive to emphasize value and speed of service by employing a streamlined operating system based on a focused menu and simplified food preparation techniques while remaining true to authentic barbeque. Operational excellence is also an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety.

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

Human Resources and Training/Development - A key ingredient to our success lies with our ability to hire, train, engage and retain employees at all levels of our organization. We place a great deal of importance on creating an exceptional working environment for all of our employees. Through our Human Resource and Training/Development resources, tools and programs, we continually enhance and support superior performance within our restaurants and Support Center. Our foundational guiding principle is doing the right thing for the organization and our Guests while ensuring we have the right people in the right roles with the right resources and tools.

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

Restaurant Operations

Our ability to manage multiple restaurants in geographically diverse locations is central to our overall success. In each market, we place specific emphasis on the position of General Manager, and seek talented individuals that bring a diverse set of skills, knowledge, and experience to the Company. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of employees and the establishment of, and adherence to, high standards relating to performance, food and beverage preparation, and maintenance of facilities.

All Managers must complete an eight-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New employees participate in training under the close supervision of our Management. We have a Director of Company Operations who is responsible for overseeing all Company-owned restaurants. This individual works closely with the General Managers to support day-to-day restaurant operations. In addition, the Director of Company Operations assists in the professional development of our General Managers and is also instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. The Director of Company Operations reports directly to our Chief Operating Officer.

Off-Premise Occasions - Focus on Convenience

In addition to our lively and entertaining dine-in experience, we provide our Guests with maximum convenience by offering an expedient take-out service along with catering and delivery. We believe that Famous Dave’s entrées and side dishes are viewed by Guests as traditional American "picnic foods" that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. Also, the high quality, fair prices and avoidance of preparation time make take-out of our product particularly attractive. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business. We see catering and delivery as a tremendous opportunity for new consumers to sample our product who would not otherwise have had the opportunity to visit our restaurants. Each restaurant has a dedicated vehicle to support our catering initiatives and many restaurants are served by multiple third-party delivery providers.

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

Guest Satisfaction – We believe that we achieve a significant level of repeat business by providing high-quality food, efficient friendly service, and warm caring hospitality in an entertaining environment at moderate prices. We strive to maintain quality and consistency in each of our restaurants through the purposeful hiring, training and supervision of personnel and the establishment of, and adherence to, high standards of performance, food preparation and facility maintenance. We have also built family-friendly strategies into each restaurant’s food, service and design by providing children’s menus, smaller-sized entrees at reduced prices and changing tables in restrooms.

Value Proposition and Guest Frequency – We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.99 to $26.99, resulting in a per person dine-in and To Go average of $14.99 during fiscal 2017. During fiscal 2017, per person average tickets for lunch averaged $13.01 and per person average ticket for dinner averaged $16.98. We intend to use value priced offerings, new product introductions, and the convenience of connecting with Guests on their own terms, to drive new and infrequent Guests into our restaurants for additional meal occasions.

Marketing, Promotion and Sales

We believe that by specializing in unique and distinctive smoked meats, poultry & fish, our menu specialty helps set the brand apart from the rest of the crowded field in casual dining. To further develop the advertising and promotional materials and programs designed to create brand awareness and increase the reach of the brand, we have a system-wide marketing fund. All Company-owned restaurants, and those franchise-operated restaurants with agreements signed after December 17, 2003 are generally required to contribute 1.0% of net sales to this fund, which substantially funds the marketing and digital teams. In fiscal 2017, the Marketing Ad Fund contribution for contributing franchisees was 1.0% of net sales and will continue to be so in fiscal 2018.

The marketing team, working with outside agencies and other resources, is responsible for the advertising, promotion, creative development, and branding for Famous Dave’s. Franchise-operated restaurants place the advertising and marketing programs in their local markets based on contractual requirements. Famous Dave’s uses industry standard marketing efforts that include brand and graphic design, broadcast media, digital, online & social media platforms, public relations and out-of-home vehicles.

The strategic focus for marketing and promotion is to ensure that Famous Dave’s is recognized as the category–defining brand in BBQ, to create and sustain attractive differentiation in consumer’s mind, and to continue to strengthen the brand’s positioning and consistency. To help drive top-line sales, we have implemented a Guest research driven innovation process to create our rolling 12‑month marketing calendar with specific strategic goals. Additionally, a number of new initiatives were planned around enhancing the menu, the Guest experience, events marketing and social media.

In 2017, we highlighted value and affordability in our menu along with promoting additional value offerings through limited time offer’s and day of the week offerings such as “Smokin’ Deals.” We also continued to promote our To Go and Catering offering while rolling out delivery on a large-scale basis. This has allowed us to connect with Guests on their terms and offer unique and often compelling sources of growth, and each occasion is growing at a different rate. Leveraging this occasions matrix, we are uniquely poised to offer more immediate relevancy and sales opportunities by solving the Guest’s daily dinner dilemma and address these differences in our marketing, including menu, promotional outreach, pricing, and new product news.

Location Strategy

We believe that the barbeque segment of the casual dining niche of the restaurant industry continues to offer strong growth opportunities, and we see few impediments to our growth on a geographical basis. Our geographical concentration, as of December 31, 2017, was 43% Midwest, 5% Middle Atlantic, 9% South, 30% West, 8% Northeast and 5% International.

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

As part of our development strategy, we have engaged design firms to redesign and reimage the traditional full-service prototype. These firms have assisted in developing plans for future service style models such as an updated counter-service, line-service and hybrid flex-service models. The future service-style models will allow us to access new markets or strategically locate restaurants in existing markets where a full-service restaurant is unlikely to be financially viable. The surrounding trade area will determine which service style is appropriate. Site selection will focus on newly developed green-field retail developments or existing retail projects being re-developed.  Conversion opportunities will be considered on a case by case basis. We intend to finance company restaurant development through the use of cash on hand, cash flow generated from operations, through availability on our revolving line of credit and a rights offering that we expect to commence subsequent to the filing of this Annual Report on Form 10-K.

We expect to continue to grow our franchise program. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network here and outside of the United States.

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

Information Technology

We recognize the importance of leveraging information and technology to support and extend our competitive position in the restaurant industry. We continue to invest in capabilities that provide secure and efficient operations, maximize the Guest experience, and provide the ability to analyze data that describes our operations.

We have implemented a suite of restaurant and general headquarter systems which support operations by providing transactional functions (ordering, card processing, etc.) and reporting at both the unit and support center level. Interfaces between Point-of-Sale (POS), labor management, inventory management, menu management, key suppliers, and employee screening/hiring and financial systems all contribute to the following operator and corporate visibility:

•	Average Guest check broken down by location, by server, by day part, and by revenue center;
•	Daily reports of revenue and labor (both current and forecasted);
•	Monthly reporting of detailed revenue and expenses; and
•	Ideal vs. actual usage variance reporting for critical restaurant-level materials.

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

Franchise Program

We are revising our franchise disclosure document and expect to be authorized to offer and sell franchises in all states by the end of the first quarter. Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants with our standards of quality and promote and develop Famous Dave’s brand awareness.

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

As of December 31, 2017, we had 32 ownership groups with franchise operated restaurants in the following locations:

United States
Arizona	6
California	14
Colorado	6
Delaware	2
Florida	3
Idaho	2
Illinois	8
Indiana	3
Iowa	3
Kansas	2
Kentucky	2
Maine	1
Maryland	4
Michigan	7
Minnesota	4
Missouri	2
Montana	4
Nebraska	4
Nevada	5
New Jersey	1
North Dakota	3
Oregon	2
Ohio	3
Pennsylvania	3
South Dakota	2
Tennessee	4
Texas	3
Utah	3
Virginia	4
Washington	6
Wisconsin	10
United States Total	126

International
The Commonwealth of Puerto Rico	4
Canada	1
United Arab Emirates	3
International total	8
Total franchise-operated restaurants	134

Our Franchise Operations Department is led by our Chief Operating Officer, who guides the efforts of five Franchise Business Consultants. The Franchise Business Consultants have the responsibility of supporting our franchisees throughout the system and play a critical role for us as well as for our franchise community. The Franchise Business Consultants manage the relationship between us and our franchisees and provides an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operations planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. They ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the Franchise Business Consultants and the Support Center but are not required to do so.

We have a comprehensive operations scorecard and training tool that helps us measure the operational effectiveness of our Company-owned and franchise-operated restaurants. This scorecard is used to evaluate, monitor and improve operations in areas such as Guest satisfaction, health and safety standards, community involvement, and local store marketing effectiveness, among other operating metrics. Also, we generally provide support as it relates to all aspects of franchise operations including, but not limited to, store openings and operating performance. Finally, we solicit feedback from our franchise system by having an active dialogue with all franchisees throughout the year.

The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, small wares, décor and training fees as well as working capital. In fiscal 2017, certain of our franchisees were required to contribute 1.0% of net sales to a marketing fund dedicated to providing digital and creative services. Currently, franchisees are required to spend approximately 1.5% of their net sales annually on local marketing activities.

Seasonality

Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt Guest and team member transportation to our restaurants.

Government Regulation

Our Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Any difficulty or failure to obtain required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew a license, could interrupt operations at an existing restaurant, any of which would adversely affect our operations. Restaurant operating costs are also affected by other government actions that are beyond our control, including increases in minimum hourly wage requirements, worker’s compensation insurance rates, health care insurance costs, property and casualty insurance, and unemployment and other taxes. We are also subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

Team Members

As of December 31, 2017, we employed approximately 722 team members of which approximately 95 were salaried full-time employees. None of our team members are covered by a collective bargaining agreement. We believe that we have good relationships with our team members.

ITEM 1A.    RISK FACTORS

We make written and oral statements from time to time, including statements contained in this Annual Report on Form 10‑K regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “anticipates,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other Company representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, including the risks described below and elsewhere in this Annual Report on Form 10‑K, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf.

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

       On December 2, 2016, we and certain of our affiliates entered into a credit arrangement with Venture Bank providing for three separate loans with aggregate borrowings of $11.0 million (the "Credit Facility"). We are subject to various financial and non-financial covenants under the Credit Facility, including a minimum debt-service coverage ratio. As of December 31, 2017, we were in compliance with all of our covenants; however, there can be no assurance that we will be able to comply with all of our financial and non-financial covenants in the future. A failure to comply with these covenants could cause us to be in default of our agreements and Venture Bank would be within its rights to accelerate the maturity dates of any amounts owed on our existing loans. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our real estate and personal property, which serves as collateral for the loans. Replacement financing may be unavailable to us on similar terms or at all. Termination of our existing loans without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

Our future revenue, operating income, and cash flows are dependent on consumer preference and our ability to successfully execute our plan.

Our Company's future revenue and operating income will depend upon various factors, including continued and additional market acceptance of the Famous Dave's brand, the quality of our restaurant operations, our ability to grow our brand, our ability to successfully expand into new and existing markets, our ability to successfully execute our franchise program, our ability to raise additional financing as needed, discretionary consumer spending, the overall success of the venues where Famous Dave's restaurants are or will be located, economic conditions affecting disposable consumer income, general economic conditions and the continued popularity of the Famous Dave's concept. An adverse change in any or all of these conditions would have a negative effect on our operations and the market value of our Common Stock.

We may choose not to open any more Company-owned restaurants and anticipate that most future restaurant growth will be through our franchisees. There is no guarantee that any of these franchise-operated restaurants will open when planned, or at all, due to many factors that may affect the development and construction of our restaurants, including landlord delays, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the project, and other unanticipated increases in costs, any of which could give rise to delays and cost overruns. There can be no assurance that we will successfully implement our growth plan for our Company-owned and franchise-operated restaurants. In addition, we also face all of the risks, expenses and difficulties frequently encountered in the development of an expanding business.

Competition may reduce our revenue, operating income, and cash flows.

Competition in the restaurant industry is intense. The restaurant industry is affected by changes in consumer preferences, as well as by national, regional and local economic conditions, including real estate and demographic trends, traffic patterns, the cost and availability of qualified labor and product availability. Discretionary spending priorities, traffic patterns, tourist travel, weather conditions and the type, number and location of competing restaurants, among other factors, will also directly affect the performance of our restaurants. Changes in any of these factors in the markets where we currently operate our restaurants could adversely affect the results of our operations.

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

Many of our competitors have substantially greater financial, marketing and other resources than we do. Regional and national restaurant companies continue to expand their operations into our current and anticipated market areas. We believe our ability to compete effectively depends on our ongoing ability to promote our brand and offer high quality food and hospitality in a distinctive and comfortable environment. If we are unable to respond, or unable to respond in a timely manner, to the various competitive factors affecting the restaurant industry, our revenue, operating income and cash flows, as well as our growth plans, could be adversely affected.

Our failure to execute our franchise program may negatively impact our revenue, operating income and cash flows.

Our growth and success depends in part upon increasing the number of our franchised restaurants through execution of area development and franchise agreements with new and existing franchisees in new and existing markets. We are also pursuing a strategic "re-franchising" initiative to transition our Company-owned restaurants into franchised locations. Our ability to successfully franchise additional restaurants and re-franchise existing Company-owned restaurants will depend on various factors, including our ability to attract, contract with and retain quality franchisees, the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, the negotiation of acceptable terms for the re-franchising of existing Company-owned restaurants, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion and general economic and business conditions. Additionally, certain of our long-term debt is subject to various financial covenants and secured by the land and real estate of restaurant locations that we own, and we will likely have to obtain approval from our lender and refinance this long-term debt. We may also be subject to additional impairment charges, lease termination and other charges, and increased financial statement disclosure requirements. Many of the foregoing factors are beyond the control of the Company or our franchisees and there can be no assurance that we will be able to successfully carry out our franchising and refranchising strategy on terms acceptable to our management and Board, or at all.

Our growth and success also depend upon the ability of our franchisees to operate their restaurants successfully to our standards and promote the Famous Dave's brand. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates its restaurant independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that our franchisees will be able to successfully operate Famous Dave's restaurants in a manner consistent with our concepts and standards, which could reduce their sales and, correspondingly, our franchise royalties, and could adversely affect our revenue, operating income and cash flows, and our ability to leverage the Famous Dave's brand. In addition, there can be no assurance that our franchisees will have access to financial resources necessary to open the restaurants required by their respective area development agreements, which would negatively impact our growth plans.

We may not be successful in maintaining or expanding our international footprint.

Our current franchise program includes four restaurants in the Commonwealth of Puerto Rico, one restaurant in Manitoba, Canada, and three restaurants in the United Arab Emirates. Because there are a very limited number of international restaurants, we may not be completely aware of the development efforts involved and barriers to entry into new foreign markets. As a result, we may incur more expenses than originally anticipated and there is a risk that we may not be successful in expanding internationally. If we are successful in maintaining or expanding our international footprint, our future results could be materially adversely affected by a variety of uncontrollable and changing factors affecting international operations including, among others, regulatory, social, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns and changes in the laws and policies. Furthermore, by maintaining or expanding our international footprint, our brand value could be harmed by factors outside of our control, including, among other things, difficulties in achieving the consistency of product quality and service compared to our U.S. restaurants and an inability to obtain adequate and reliable supplies of ingredients and products.

The restaurant industry is subject to extensive government regulation that could negatively impact our business.

The restaurant industry is subject to extensive federal, state, and local government regulation by various government agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the preparation and sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards, adjustments to tip credits, increases to minimum wage requirements, workers' compensation and citizenship requirements. Due to the fact that we offer and sell franchises, we are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. We may also be subject in certain states to "dram-shop" statutes, which provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In addition, our operating results would be adversely affected in the event we fail to maintain our food and liquor licenses.

Any change in the current status of such regulations, including an increase in team member benefits costs, any and all insurance rates, or other costs associated with team members, could substantially increase our compliance and labor costs. Because we pay many of our restaurant-level team members rates based on either the federal or the state minimum wage, increases in the minimum wage would lead to increased labor costs. In 2014, the general counsel's office of the National Labor Relations Board issued complaints naming the McDonald's Corporation as a joint employer of workers at its franchisees for alleged violations of the Fair Labor Standards Act. There can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of its franchisees. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. Furthermore, restaurant operating costs are affected by increases in unemployment tax rates and similar costs over which we have no control.

The Affordable Care Act requires restaurant companies such as ours to disclose calorie information on their menus beginning in May 2018. We do not expect to incur any material costs from compliance with this provision, but there is a risk that consumers' dining preferences may be impacted by such menu labeling. If we elect to alter our recipes in response to such a change in dining preferences, doing so could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations.

U.S. federal income tax reform could adversely affect us

On December 22, 2017, President Donald Trump signed into law sweeping tax reform, which overhauls individual, business and international taxes including, but not limited to:

•	Reducing the corporate federal statutory tax rate to 21%
•	Limiting net interest expense deductions to 30% of adjusted taxable income
•	Limiting the net operating loss deduction to 80% of taxable income

       The reduction in tax rate caused the valuation of our net deferred tax asset to decrease, as a result of which we recognized deferred tax expense of $1.8 million. If we fail to generate significant taxable income, we may not be able to fully deduct the interest expense on our debt, which could result in us having to pay increased federal income taxes. We have also generated substantial taxable losses in the past and may continue to do so in the future. Although the treatment of tax losses generated before December 31, 2017 has not changed, tax losses generated in fiscal 2018 and beyond will only be able to offset 80% of taxable income, although the losses may be carried forward indefinitely. This could cause us to have to pay federal income taxes despite generating a loss for federal income tax purposes in the future. We continue to work with our tax advisors to determine the full impact that the new tax bill will have on our Company.

Staff Accounting Bulletin 118 outlines the approach that companies may take if essential information related to the new tax law is not available in reasonable detail by the time the financial statements are filed. We believe that we have reflected all of the material impacts of the New Tax Law in our consolidated financial statements as of the year ended December 31, 2017 and that there are no open items; however, our estimates will be finalized throughout fiscal 2018 as we complete our income tax returns for the fiscal year ended December 31, 2017.

We have a material weakness in our internal control over financial reporting.

Our management has identified a material weakness in our internal control over financial reporting and as a result concluded that our disclosure controls and procedures were not effective as of December 31, 2017. Specifically, management concluded that we did not maintain effective controls surrounding the preparation of our income tax provision and the use of Excel spreadsheets. While the material weakness did not result in any material or immaterial misstatements to our previously filed financial statements, the control deficiency could increase the likelihood of inaccuracies in our financial statements. Although management is in the process of developing and implementing a plan to remediate the deficiency in internal control, there is no assurance that the plan will remediate the material weakness or ensure that our internal controls over financial reporting will be effective in the future which could have a material adverse effect on our business, including, among other things, our ability to access the capital markets and our ability to provide accurate financial information.

We are subject to the risks associated with the food services industry, including the risk that incidents of food-borne illnesses or food tampering could damage our reputation and reduce our restaurant sales.

Our industry is susceptible to the risk of food-borne illnesses. As with any restaurant operation, we cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by third-party food suppliers and distributors outside of our control and/or multiple locations being affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise that could give rise to claims or allegations on a retroactive basis. Reports in the media or on social media of one or more instances of food-borne illness in one of our Company-owned restaurants, one of our franchise-operated restaurants or in one of our competitor's restaurants could negatively affect our restaurant sales, force the closure of some of our restaurants and conceivably have a national impact if highly publicized. This risk exists even if it were later determined that the illness had been wrongly attributed to the restaurant. Furthermore, other illnesses could adversely affect the supply of some of our food products and significantly increase our costs. A decrease in customer traffic as a result of these health concerns or negative publicity could materially harm our business, results of operations and financial condition.

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

Our financial performance is affected by our ability to contract with reliable suppliers and food service distributors at competitive prices.

In order to maximize operating efficiencies, we have entered into arrangements with food manufacturers and distributors pursuant to which we obtain approximately 85% of the products used by the Company, including, but not limited to, pork, poultry, beef and seafood. Although we may be able to obtain competitive products and prices from alternative suppliers, an interruption in the supply of products delivered by our food suppliers could adversely affect our operations in the short term. Due to the rising market price environment, our food costs may increase without the desire and/or ability to pass that price increase to our customers.

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

We rely heavily on information technology to conduct our business, and any material failure or interruption of service could adversely affect our operations. Furthermore, we accept credit and debit card payments in our restaurants. Recently, retailers have experienced actual or potential security breaches in which credit and debit card information may have been compromised, including several highly-publicized incidents. Although we take it very seriously and expend resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. If our customers' consumer data or our team members' personal data are compromised, our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties and other remedial costs. In addition, as a franchisor, we are subject to additional reputation risk associated with data breaches that could occur at one of our franchise locations that could potentially harm the Famous Dave's brand reputation.

Failure to achieve our projected cost savings from our efficiency initiatives could adversely affect our results of operations and eliminate potential funding for growth opportunities.

In recent years, we have identified strategies and taken steps to reduce operating costs and free up resources to reinvest in our business. These strategies include supply chain efficiencies, reducing food waste, implementing labor scheduling tools and various information systems projects. We continue to evaluate and implement further cost-saving initiatives. However, the ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, such as our ability to obtain improved supply pricing and the reliability of any new suppliers or technology, and we cannot assure you that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. Failure to achieve such desired savings could adversely affect our results of operations and financial condition and curtail investment in growth opportunities.

We may be unable to reduce our general and administrative expenses to the previously announced intended levels.

We recently announced our goal to reduce our general and administrative expenses to $8 million in 2018. While we believe that this goal is achievable, there can be no assurance that we will be able to reduce our general and administrative expenses to this level within our intended time frame or at all. The bonus compensation of our Chief Executive Officer and Chief Operating Officer is tied to our share price, such that increases in our share price entitle them to grants of shares of our common stock or cash. These grants of our common stock are fully vested upon issuance, which will result in an immediate general and administrative expense charge when granted. While we cannot predict the future price of our shares, a significant increase in the price will result in our recognition of significant additional compensation expense.

Litigation could have a material adverse impact on our business and our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters typically involve claims by consumers, employees and others regarding issues such as food borne illness, food safety, premises liability, "dram shop" statute liability, compliance with wage and hour requirements, work-related injuries, promotional advertising, discrimination, harassment, disability and other operational issues common to the foodservice industry, as well as contract disputes and intellectual property infringement matters. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

Significant adverse weather conditions and other disasters or unforeseen events could negatively impact our results of operations.

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, hurricanes and earthquakes, terror attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. For example, Hurricane Harvey and Hurricane Irma forced several of our franchise-operated restaurants to close for an extended period of time. Severe winter weather conditions have also impacted our customer traffic and results of operations in the past.

We evaluate restaurant sites and long-lived assets for impairment and expenses recognized as a result of any impairment would negatively affect our financial condition and consolidated results of operations.

During fiscal 2017, we recognized aggregate losses of $10.3 million in continuing and discontinued operations related to losses on the sales of restaurants, asset impairment, estimated lease termination and other closing costs. As we continue to execute on our re-franchising initiative, we expect to incur additional impairment charges.

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

Minnesota law and our Articles protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

Minnesota law provides that our directors will not be liable to our Company or to our shareholders for monetary damages for all but certain types of conduct as directors. Our Articles require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our Company to use its assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future. The following table sets forth certain information about our existing Company-owned restaurant locations, as of December 31, 2017:

		Square	Interior	Owned or	Date
Location		Footage	Seats	Leased	Opened/Acquired
1	Roseville, MN (3)	4,800	105	Leased	June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased	September 1996
3	Maple Grove, MN	6,100	146	Leased(1)	April 1997
4	Highland Park (St. Paul, MN)(3)	5,200	125	Leased	June 1997
5	Apple Valley, MN(3)	3,800	90	Leased(1)	July 1997
6	Forest Lake, MN(3)	4,500	100	Leased	October 1997
7	Minnetonka, MN	5,500	140	Owned(2)	December 1997
8	Plymouth, MN(3)	2,100	49	Owned(2)	December 1997
9	West Des Moines, IA	5,700	150	Leased	April 1998
10	Woodbury, MN	5,900	180	Owned(2)	October 1998
11	Coon Rapids, MN	6,300	160	Owned(2)	December 2006
12	Brick, NJ	5,200	181	Leased	March 2010
13	Mays Landing, NJ	6,400	237	Leased	March 2010
14	Westbury, NY	6,400	276	Leased	March 2010
15	Mountainside, NJ	8,800	253	Leased	March 2010
16	Metuchen, NJ	6,200	176	Leased	March 2010

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.
(2)	Restaurant land and building are owned by the Company.
(3)	Counter service restaurant

Our Minnesota executive offices are currently located in approximately 7,000 square feet in Minnetonka, Minnesota. Our executive office lease expires in November 2018. During 2015, our 8,400‑square foot office in Lombard, IL was closed and sublet to another tenant. This office lease expires in October 2022.

ITEM 3.       LEGAL PROCEEDINGS

The information contained in Note 8 “Commitments and Contingencies” of the notes to the accompanying consolidated financial statements included in this Annual Report on Form 10‑K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10‑K, we are not a party to any material pending legal proceedings.

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the Nasdaq Stock Market since July 24, 1997 under the symbol DAVE. Currently, our common stock trades on the Nasdaq Global Market.

The following table summarizes the high and low closing prices per share of our common stock for the periods indicated, as reported on the Nasdaq Global Market.

	2017		2016
Period	High	Low	High	Low
1st Quarter	$6.15	$3.90	$7.05	$5.01
2nd Quarter	$4.50	$3.50	$6.14	$4.75
3rd Quarter	$4.65	$3.40	$6.73	$4.99
4th Quarter	$7.30	$3.55	$5.53	$4.42

Holders

As of February 20, 2018, we had approximately 336 shareholders of record and approximately 3,606 beneficial shareholders.

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

Performance Graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer

None

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 31, 2017, there were 150 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada and the United Arab Emirates, including 16 Company-owned and 134 franchise-operated restaurants. An additional 61 restaurants were committed to be developed through signed area development agreements as of December 31, 2017.

Fiscal Year

Our fiscal year ends on the Sunday nearest to December 31st of each year. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ended December 31, 2017 (fiscal 2017) and January 1, 2017 (fiscal 2016) consisted of 52 weeks. Fiscal 2018, which ends on December 30, 2018, will consist of 52 weeks.

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

Application of Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included herein.

We have discussed the development and selection of the following critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to such policies in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recognition of Franchise-Related Revenue

Beginning in fiscal 2018, we will be required to adopt ASC 606 – Revenue from Contracts with Customers. See Note 1 “Nature of Business and Significant Accounting Policies” the notes to the accompanying financial statements for more information.

Initial franchise fee revenue is recognized when we have performed substantially all of our obligations as franchisor. Franchise royalties are recognized when earned.

Our franchise-related revenue is comprised of three separate and distinct earnings processes:  area development fees, initial franchise fees and continuing royalty payments. Currently, our area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to sell that development agreement. Substantially all of these services, which include, but are not limited to, a review of the potential franchisee’s current operations, conducting market and trade area analysis, a meeting with Famous Dave’s Executive Team, and performing a potential franchise background investigation, are completed prior to our execution of the area development agreement and receipt of the corresponding area development fee. As a result, we recognize this fee in full upon receipt. We recognize a portion of any franchise fees received upon signing of the agreement if we have incurred expenses. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant(s). Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales.

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

General and Administrative Expenses

General and administrative expenses include all corporate and administrative functions, other than marketing and digital services. Salaries and benefits, legal fees, accounting fees, professional consulting fees, travel, rent and general insurance are major items in this category. Additionally, we record expense for Managers-in-Training (“MITs”) in this category. We also provide franchise services for which the revenue is included in other revenue and the expenses are included in general and administrative expenses.

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

Liquor licenses

We own transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated balance sheets as of December 31, 2017 and January 1, 2017. We review annually these liquor licenses for impairment. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are recognized in expense over the renewal term.

Accounts receivable, net

We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary on a case-by-case basis. Any changes to the reserve are recorded in general and administrative expenses. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the franchisees are required to submit to us.

Stock-based compensation

We recognize compensation expense for share-based awards granted to team members based on their fair values at the time of grant over the requisite service period. Additionally, our board members receive share-based awards for their board service. The incentive compensation of our chief executive officer provides for grants of unrestricted, freely tradable shares of our common stock. These expense for these grants is recorded when earned by our chief executive officer. Our pre-tax compensation expense for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations.

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

Results of Operations – Fiscal Year 2017 Compared to Fiscal Year 2016

The following table presents items in our consolidated statements of operations as a percentage of net restaurant sales or to

The following table presents items in our consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Year Ended
	December 31,	January 1,
	2017	2017
Food and beverage costs(1)	30.2%	31.0%
Labor and benefits costs(1)	36.1%	35.6%
Operating expenses(1)	30.0%	31.8%
Restaurant level operating margin(1)(3)	3.6%	1.6%
Depreciation and amortization expenses (2)	4.3%	3.7%
General and administrative(2)	22.7%	21.6%
Loss from continuing operations(2)	(10.5)%	(7.2)%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level cash operating margin is equal to restaurant sales, net, less food and beverage costs, labor and benefit costs, and operating expenses.

Total Revenue

Our components of and changes in revenue consisted of the following for the fiscal years ended December 31, 2017 and January 1, 2017:

	Year Ended
	December 31,	January 1,
(dollars in thousands)	2017	2017	$ Change	% Change
Revenue:
Restaurant sales, net	$48,874	$58,956	$(10,082)	(17.1)%
Franchise royalty revenue	14,767	16,665	(1,898)	(11.4)%
Licensing and other revenue	954	1,003	(49)	(4.9)%
Total revenue	$64,595	$76,624	$(12,029)	(15.7)%

The decline in year-over-year restaurant sales, net for the year ended December 31, 2017 as compared to the year ended January 1, 2017 was primarily a result of the closure of 13 Company-owned restaurants. The impact of these closures was partially offset by a 2.4% increase in same-store sales during the year ended December 31, 2017. On a weighted basis, for the year ended December 31, 2017, Dine-In sales decreased by 0.6%, while To Go and Catering sales increased 2.6% and 0.4%, respectively, highlighting the success of our initiatives in these areas. As a percentage of Dine-In sales, our adult beverage sales at Company-owned restaurants was approximately 12.0% and 11.4%, respectively, during the fiscal years ended December 31, 2017 and January 1, 2017, an increase of 5.3%.

We have been making significant investments in programs aimed at increasing To-Go, Catering and Adult Beverage sales at Famous Dave’s restaurants. For example, during the first half of fiscal 2017, we designed and implemented a signature beverage program aimed at increasing liquor sales at our Company-owned stores, which have higher margins than beer and wine. We have been training our franchise groups on the signature beverage throughout fiscal 2017 and expect to train the remainder of participating franchisees during the first quarter of fiscal 2018. We have also expanded the online ordering program in certain franchise-operated restaurants, and will continue to assist participating franchisees with implementation during early 2018. We have rolled out delivery programs with various third-party services, which we believe, along with online ordering, will augment our To Go sales in the future. We believe that these innovations will provide additional avenues for our franchisees to grow their respective businesses.

The decline in year-over-year franchise-related revenue was primarily a result of the net closure of 13 franchise-operated restaurants and a 2.3% decrease in same-store sales during the year ended December 31, 2017. Initial franchise fee revenue also declined from $290,000 in fiscal 2016 to $35,000 in fiscal 2017. These decreases were partially offset by the refranchising of eight Company-owned restaurants during the fourth quarter of fiscal 2017.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales for the periods presented:

	Year Ended
	December 31, 2017	January 1, 2017
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$47,192	$47,909
Company-Owned	44,330	42,365
Full-Service	45,865	43,348
Counter-Service	36,846	36,073

Operating Weeks:
Franchise-Operated	6,993	7,203
Company-Owned	1,527	1,924

(1)

AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of average weekly net sales and operating weeks for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Food and Beverage Costs

Our food and beverage costs consisted of the following for fiscal years ended December 31, 2017 and January 1, 2017:

	Year Ended
	December 31,	January 1,
(dollars in thousands)	2017	2017	$ Change	% Change
Food and beverage costs	$14,782	$18,299	$(3,517)	(19.2)%

Food and beverage costs for the fiscal years ended December 31, 2017 and January 1, 2017 represented approximately 30.2% and 31.0% of net restaurant sales, respectively. This year-over-year decrease, as a percentage of net restaurant sales, primarily resulted from internal initiatives aimed at reducing food waste.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the fiscal years ended December 31, 2017 and January 1, 2017.

	Year Ended
	December 31,	January 1,
(dollars in thousands)	2017	2017	$ Change	% Change
Labor and benefits costs	$17,653	$21,008	$(3,355)	(16.0)%

Labor and benefits costs for the fiscal years ended December 31, 2017 and January 1, 2017 were approximately 36.1% and 35.6% of net restaurant sales, respectively. Labor and benefit costs increased year-over-year, as a percentage of net restaurant sales, due to increased management labor, wage rate inflation and benefit costs.

Operating Expenses

Our operating expenses consisted of the following for the fiscal years ended December 31, 2017 and January 1, 2017:

	Year Ended
	December 31,	January 1,
(dollars in thousands)	2017	2017	$ Change	% Change
Operating expenses	$14,658	$18,729	$(4,071)	(21.7)%

Operating expenses for the fiscal years ended December 31, 2017 and January 1, 2017 were approximately 30.0% and 31.8% of net restaurant sales, respectively. Operating expenses, as a percentage of net sales, were favorable to the prior year due to reduced occupancy costs and advertising.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal years ended December 31, 2017 and January 1, 2017 was approximately $2.8 million and $2.9 million, respectively, representing approximately 4.3% and 3.7% of total revenues, respectively. The increase during the year ended December 31, 2017 is primarily a result of shortening the useful life of certain of our restaurants that have been slated for closure significantly before the end of their previous useful lives. We incur elevated depreciation expense on these restaurants until they are fully depreciated or ultimately closed and the assets had been disposed.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the fiscal years ended December 31, 2017 and January 1, 2017:

	Year Ended
	December 31,	January 1,
(dollars in thousands)	2017	2016	$ Change	% Change
General and administrative expenses	$14,634	$16,569	$(1,935)	(11.7)%

The decrease in general and administrative expenses was primarily related to the continued optimization of our general and administrative expense structure, reduced costs incurred for the corporate office, third party services and professional fees. As a percentage of revenue, general and administrative expenses increased due to sales deleverage.

On November 13, 2017, we announced that we intended to take certain steps, over a 90-day period, to reduce our annual general and administrative expenses to $8.0 million. As of December 31, 2017, we have made significant progress towards this goal and intend to continue to optimize our general and administrative expense structure during the first half of the first quarter of fiscal 2018.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closing costs we incurred for the periods presented:

	Year Ended
(dollars in thousands)	December 31, 2017	January 1, 2017
Restaurant Optimization
Asset impairments, net	$3,154	$4,426
Lease termination charges and related costs	3,403	—
Restaurant closure expenses	259	206
Software	—	156
Asset impairment, estimated lease termination and other closing costs	$6,816	$4,788

During the fiscal years ended December 31, 2017 and January 1, 2017, we embarked upon a restaurant optimization and refranchising initiative, which resulted in the ultimate closure of 13 underperforming Company-owned restaurants. These charges represented the write-offs of the net assets of closed restaurants, lease termination charges incurred with the early termination of leases as well as ongoing costs incurred related to closed restaurants. During the fiscal year ended January 1, 2017 we also incurred impairment charges related to the abandonment of a software-implementation project.

Total Other Expense

Total other expense for the fiscal years ended December 31, 2017 and January 1, 2017 included of interest expense of $661,000 and $886,000, respectively. We also incurred approximately $82,000 in other taxes not included in our income tax provision for the year ended December 31, 2017. These expenses were partially offset by interest income of approximately $22,000 and $2,000, respectively during the fiscal years ended December 31, 2017 and January 1, 2017. The decrease in interest expense was primarily related to a lower average outstanding debt balance partially offset by a higher interest rate on our current debt.

Income Tax Benefit

Income tax benefit included in continuing operations for the year ended December 31, 2017 and January 1, 2017 was $858,000 and $2.3 million, respectively, representing an effective tax rate of 11.5% and 35.6%, respectively. The decrease in our effective tax rate was primarily a result of tax reform signed into law in late 2017, which resulted in us revaluing our deferred tax assets and liabilities at a lower income tax rate, which offset the benefit of our net loss from continuing operations.

(Loss) income from discontinued operations, net of taxes

During the year ended December 31, 2017, we sold eight restaurants in the Mid-Atlantic region to a franchisee. During the year ended January 1, 2017, we sold seven restaurants in the Chicago area to a franchisee. These 15 restaurants are reflected as discontinued operations throughout our consolidated financial statements. During the year ended December 31, 2017, we realized a loss of $1.5 million related to discontinued operations, net of taxes and during the year ended January 1, 2017, we realized income of approximately $1.7 million related to discontinued operations, net of taxes.

Basic and Diluted Net Income (Loss) Per Common Share

Our basic and diluted net loss per common share for the year ended December 31, 2017 was ($1.16) per share, of which ($0.95) per share related to continuing operations and ($0.21) per share related to discontinued operations. Our basic and diluted net loss per share for the year ended January 1, 2017 was ($0.35) per share, of which we realized a loss of ($0.59) per share related to continuing operations and income of $0.24 per share related to discontinued operations. For the years ended December 31, 2017 and January 1, 2017, we had approximately 7,015,000 and 6,950,000 weighted-average shares outstanding, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $8.8 million and $4.5 million as of December 31, 2017 and January 1, 2017, respectively. We expect to utilize cash on hand and cash received from our forthcoming rights offering to reinvest in our brand and the evolution of our Company and to repay debt.

Our current ratio, which measures our immediate short-term liquidity, was 1.62 as of December 31, 2017, compared with 1.47 as of January 1, 2017. The current ratio is computed by dividing total current assets by total current liabilities. The increase in our current ratio was primarily due to decreases in our net current liabilities and a slight increase in current assets.

Net cash provided by continuing operating activities for the year ended December 31, 2017 was approximately $1.9 million, which reflects a net loss from continuing operations of approximately $6.7 million, increased by non-cash charges of approximately $7.2 million primarily related to depreciation and amortization, asset impairment, estimated lease termination charges and reserves for bad debts. Changes in operating assets and liabilities for the year ended December 31, 2017 primarily included net cash inflows related to prepaid income taxes and income taxes receivable of $1.5 million, prepaid expenses and other current assets of $473,000, inventories of $467,000 and other assets of $312,000. These cash inflows were partially offset by outflows related to a decrease in accounts payable of $946,000 and other current liabilities of $567,000. Cash flows provided by operating activities related to discontinued operations were $1.4 million.

Net cash used by continuing operating activities for the year ended January 1, 2017 was approximately $2.4 million which reflects a net loss of approximately $4.1 million increased by non-cash charges of $5.6 million primarily related to depreciation, amortization and asset impairment and estimated lease termination charges. Changes in operating assets and liabilities primarily included a net cash outflow related to an increase in prepaid income taxes and income taxes receivable of $1.9 million, other assets of $673,000, restricted cash of $627,000 and accounts receivable, net of $538,000. Cash flows provided by operating activities related to discontinued operations was $2.8 million.

Net cash used by continuing investing activities for the year ended December 31, 2017 was $378,000 related to purchases of property, equipment and leasehold improvements. Net cash provided by discontinued investing activities was $1.6 million. Net cash provided by continuing investing activities for the year ended January 1, 2017 was approximately $421,000, which resulted from proceeds from the sale of assets of $1.1 million partially offset by purchases of property, equipment and leasehold improvements of $647,000. Net cash provided by discontinued investing activities was $1.0 million.

Net cash used for financing activities was approximately $89,000, which primarily consisted of debt repayments of $1.5 million partially offset by proceeds from issuance of common stock of $1.5 million. Net cash used for financing activities during the year ended January 1, 2017 was $2.7 million, which was primarily related to the refinancing of our long-term debt obligations and overall reducing our debt outstanding.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of December 31, 2017, we were in compliance with all of our covenants.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2017:

(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Long Term Debt	$9,096	$940	$981	$1,023	$1,069	$1,116	$3,967
Financing Leases	1,712	480	1,232	—	—	—	—
Operating Lease Obligations	11,488	1,892	1,702	1,587	1,575	1,308	3,424
Total	$22,296	$3,312	$3,915	$2,610	$2,644	$2,424	$7,391

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements (as such term is defined in Item 303 of regulation S-K) that are reasonably likely to have a current or future effect on our financial condition or changes in financial condition, operating results, or liquidity.

Income Taxes

As of December 31, 2017, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $53.9 million and federal net operating loss carry-forwards for tax reporting purposes of $11.8 million which, if not used, will begin to expire in fiscal 2018 and 2037, respectively.

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016, ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014‑09 and 2014‑16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a full retrospective or modified retrospective transition method and early adoption is permitted. We plan to adopt this standard as of the effective date utilizing the modified retrospective transition method. See Note 1 “Nature of Business and Significant Accounting Policies” to the accompanying notes to consolidated financial statements.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016‑02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016‑02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. We expect to adopt this new standard as of the effective date and are currently evaluating the impact of this new standard on its consolidated financial statements, but expect that it will have a material impact because of our significant leasing activity.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Famous Dave’s of America, Inc. are included herein, beginning on page F‑1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on these criteria due to a material weakness, as a result of an audit adjustment identified during the review of our income tax provision, which was the result of a spreadsheet error.

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

We are in the process of improving our internal controls to remediate the material weakness identified above and intend to utilize specialized software for the preparation of our tax provision in the future, instead of Microsoft Excel. We also intend to add additional steps to the management review control that failed to detect the error in our income tax provision for the year ended December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently-completed fiscal quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Management

The table below sets forth the name, age and position of each of our current directors and executive officers.

Name	Age	Position
Jeffery Crivello	39	Chief Executive Officer, Director(1)
Dexter A. Newman	38	Chief Financial Officer(2)
Geovannie Concepcion	32	Chief Operating Officer
Paul M. Malazita	31	Director of Accounting and Corporate Controller(2)
Anand D. Gala	44	Director
Eric S. Hirschhorn	36	Director
Joseph M. Jacobs	65	Director
Charles W. Mooty	57	Director
Richard A. Shapiro	47	Director
Bryan L. Wolff	39	Director

__________________

(1)

Mr. Crivello began serving as a director as a result of Patrick Walsh’s resignation and become Chief Executive Officer pursuant to the terms of the Stock Purchase Agreement between the Company and PW Partners, LLC, dated November 10, 2017.

(2)	Mr. Newman has resigned as Chief Financial Officer effective March 5, 2018 and Mr. Malazita will become Interim Chief Financial Officer effective March 6, 2018.

The biographies of each of the above-identified individuals are set forth below:

Jeffery Crivello has been our chief executive officer since November 2017 and director since August 2017.  Since January 2015, Mr. Crivello served as the Chief Financial Officer of PW Partners Capital Management, LLC, a hedge fund manager with a consumer focus, where he had primary responsibility for operations and accounting. PW Partners has had board of directors’ representation with Famous Dave’s of America, Inc. since 2013, BJ’s Restaurants, Inc. since 2014, Del Taco Holdings, Inc. since 2015, and Town Sports International Holdings, Inc. since 2015. Since 2001, Mr. Crivello has served as President of TREW Capital Management, Inc., a consulting and investment firm where he had primary responsibility for operations. From 2012 to 2015, Mr. Crivello served as a Managing Member of Maize Capital Group, LLC, a commodity investment firm.  He graduated from the University of Wisconsin-Whitewater with a B.S. degree in finance.

Dexter A. Newman has served as our Chief Financial Officer since April 2016. From November 2015 until March 2016, he was an independent business consultant. From November 2013 until October 2015, Mr. Newman served as Vice President and a Division Chief Financial Officer at Bloomin’ Brands, a casual dining company with more than 1,400 restaurants in 49 states and 21 countries and territories, where he had primary responsibility for overseeing the operations, investment, and other financial decisions of the company’s Bonefish Grill business. He was formerly Bloomin’ Brands Vice President and Treasurer, and Head of Risk Management from October 2012 through October 2013 where he had primary responsibility for capital markets, financial risks management, cash management, and insurance. From February 2002 to August 2012 he was employed in numerous roles with Best Buy Co., Inc., a consumer electronics retailer, most recently serving as Senior Director and Chief Financial Officer of Best Buy’s Private Brands and Global Sourcing Group, and previously serving as Senior Director and Deputy Treasurer. Prior to his role within Treasury at Best Buy, Mr. Newman worked as Director, Strategy Development and Operations for Best Buy International and held numerous other roles within the company’s finance function. Mr. Newman holds an MBA from the University of St Thomas, Opus College of Business and a BA in management from St John’s University.

Geovannie Concepcion has served as our Chief Operating Officer since November 2017. Mr. Concepcion has been a member of the Famous Dave’s management team since April 2016 where he has primary responsibility for executing on the company’s store optimization and refranchising efforts. In addition, Mr. Concepcion has led the company’s national efforts with third party delivery providers and online ordering. Before joining Famous Dave’s, Mr. Concepcion served in various capacities with Greenwich, Connecticut-based Wexford Capital LP, a registered investment advisor, in both the Private Equity Group and Global Macro Hedge Funds from June 2009 until April 2016. Mr. Concepcion graduated from DePaul University with a B.S. in Accounting.

Paul M. Malazita currently serves as our Director of Accounting and Corporate Controller since October 2017 and, prior to that, he served as Senior Manager of Corporate Accounting from March 2017 to October 2017. Prior to joining our Company, from July 2016 to February 2017, Mr. Malazita served as the Manager of Financial Reporting at Digiliti Money, Inc., a provider of SaaS financial solutions, where he had primary responsibility for SEC financial reporting. From September 2014 to July 2016, Mr. Malazita served in various capacities at AR Global Investments, LLC, a sponsor of real estate investment trusts, from September 2014 to July 2016, where he had primary responsibility for SEC financial reporting and technical accounting. From July 2009 to September 2014, Mr. Malazita served in various capacities at Baker Tilly Virchow Krause, LLP (formerly ParenteBeard LLC), a public accounting firm. Mr. Malazita graduated from St. Joseph’s University in Philadelphia, Pennsylvania with a B.S. in Accounting and is a Certified Public Accountant.

Anand D. Gala has been a director of our Company since July 2015. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations. Current portfolio brands under Gala Holdings International ownership and operation include Famous Dave’s and Fresh Griller. Since 2007, Mr. Gala has also been Founder and Managing Partner of Gala Development Partners, LLC, a firm focused on the acquisition, development and management of commercial real estate comprising retail and office properties. From February 1998 until May 2014, Mr. Gala served as Founder, President and Chief Executive Officer of Golden West Restaurants, Inc., a franchise developer of Applebee’s restaurants throughout California. From 2000 until 2010, Mr. Gala served as Founder, President and Chief Executive Officer of Gala AZ Holdings, a developer of Del Taco restaurants in Arizona. Mr. Gala graduated from the University of Southern California with a B. S. in Biology.

Eric S. Hirschhorn has been a director since May 2017. Since January 2018, he has served as the Chief Marketing Officer of Fridababy, LLC, a baby products company. Mr. Hirschhorn has served as a director of Four Corners Property Trust since September 2017. Mr. Hirschhorn served in various capacities at Restaurant Brands International through March 2017. Most recently, he served as the Head of Burger King Canada. From June 2013 to May 2016, Mr. Hirschhorn served as Burger King’s Chief Marketing Officer for North America and, prior to that role, he served as Vice President of Market Intelligence and Global Innovation for Burger King. Mr. Hirschhorn first joined Burger King in November 2010. Prior to joining Burger King, Mr. Hirschhorn served as General Counsel of 3G Capital from 2008 to 2010, an investment firm based in New York where he served as key counsel in the acquisition of Burger King. Immediately upon graduating from law school, he was hired as an associate in the Technology, Media & Communications department at Thelen Reid Brown Raysman Steiner. Mr. Hirschhorn received his J.D. from the Benjamin N. Cardozo School of Law and his B.A from the University of Pennsylvania.

Joseph M. Jacobs has been a director since July 2015 and served as Chairman of the Board from July 2015 to February 2017. Mr. Jacobs co-founded Wexford Capital LP, a registered investment advisor, in 1994 and serves as its President. Mr. Jacobs has primary responsibility for overseeing the activities of Wexford Capital LP’s private equity funds. He has also served on the boards and creditors’ committees of a number of public and private companies in which Wexford has held investments. From 1982 to 1994, Mr. Jacobs was employed by Bear Stearns & Co., Inc., where he attained the position of Senior Managing Director. While at Bear Stearns, Mr. Jacobs was active in bankruptcies and restructurings and was responsible for all real estate investment banking activities, including debt and equity financing of real estate on both a private and public basis, real estate investment, and advisory services. From 1979 to 1982, he was employed as a commercial lending officer at Citibank, N.A. Mr. Jacobs holds an MBA from Harvard Business School and a BS in economics from the Wharton School of the University of Pennsylvania.

Charles W. Mooty has been a director since December 2016 and served as Chairman of the Board from February 2017 to October 2017. Mr. Mooty currently serves as the President and Chief Executive Officer of Jostens, Inc., a position he has held since January 2014. Prior to his work at Jostens, Inc., from June 2012 to December 2013, Mr. Mooty was employed at Fairview Health Services as the Interim President and Chief Executive Officer, as well as Chairman of the Board of Trustees until December 2016. Mr. Mooty has also served as the President and Chief Executive Officer of the Faribault Woolen Mill, starting in May 2011. For twenty-one years, Mr. Mooty was employed by International Dairy Queen, where he held many different positions; among them, the position of President and Chief Executive Officer, as well as Chairman of the Board.

Richard A. Shapiro has been a director since July 2015. Mr. Shapiro joined Wexford Capital LP, a registered investment advisor, in 2011 and became a Partner in 2014. Mr. Shapiro serves as Portfolio Manager and Co-Head of Equities and is a member of the hedge fund investment committee. From 2007 to 2011, Mr. Shapiro was a Managing Director and Portfolio Manager at Millennium Management, managing a long-short portfolio. From 2004 to 2006, Mr. Shapiro was Managing Director and Portfolio Manager in the equities division of Amaranth Advisors. From 1997 to 1999 and 2001 to 2004, Mr. Shapiro also gained investment experience at Putnam Investments, 1 to 1 Venture Partners and Lee Munder Capital. Mr. Shapiro holds an MBA from Georgetown University and a BS in Business Administration from the University of California.

Bryan L. Wolff has been a director since July 2015. Since March 2017, he has served as a Managing Director at Anthos Capital Management, a Santa Monica-based growth equity firm. From August 2015 to March 2017, he served as Chief Financial Officer of Thrive Market, Inc., a healthy and organic food ecommerce company. From September 2014 to August 2015, he served as Chief Financial Officer of DogVacay, Inc. (sold to Rover), an online service connecting pet owners with sitters across the U.S. and Canada. From January 2012 until August 2014, Mr. Wolff served as Chief Financial Officer of Bonobos, Inc. (sold to Walmart), a men’s fashion and accessories retailer. From March 2010 through December 2011, Mr. Wolff was an Analyst at Luxor Capital, LP. Mr. Wolff previously had roles at both AllianceBernstein and McKinsey & Co. Mr. Wolff earned a Masters of Business Administration from Stanford’s Graduate School of Business, and a Bachelor's of Engineering in Computer Science from Princeton University.

Committees of the Board of Directors

We have a standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Below is a summary of our board committee structure and current committee membership information:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee

Jeffery Crivello
Anand D. Gala
Eric S. Hirschhorn	Member	Chairman
Joseph M. Jacobs
Charles W. Mooty	Member	Member	Member
Richard A. Shapiro		Member	Member
Bryan L. Wolff(1)	Chairman	Member	Chairman

__________________________

(1)	Financial expert

Audit Committee

The Audit Committee operates under a written charter adopted by the board of directors, a copy of which is available at our website at www.famousdaves.com. The charter reflects the Audit Committee’s increased responsibilities as a result of the Sarbanes-Oxley Act of 2002, as well as the Nasdaq Stock Market corporate governance standards. As set forth in the charter, the primary responsibilities of the Audit Committee include: (i) serving as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (ii) reviewing and appraising the audit performed by the Company’s independent registered public accounting firm; and (iii) providing an open avenue of communication among the independent registered public accounting firm, financial and senior management and the board of directors. The charter also requires that the Audit Committee review and pre-approve the performance of all audit and non-audit accounting services to be performed by the Company’s independent registered public accounting firm, as well as tax work performed by the Company’s tax firm, other than certain de minimis exceptions permitted by Section 202 of the Sarbanes-Oxley Act of 2002.

The board of directors has determined that at least one member of the Audit Committee, Bryan L. Wolff, qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. In addition, each member of the Audit Committee is an “independent director,” as such term is defined in Rule 5605(a)(2) of the Nasdaq Stock Market’s Marketplace Rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. The board of directors has also determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

Compensation Committee

The Compensation Committee operates under a written charter adopted by the board of directors, a copy of which is available at our website at www.famousdaves.com. The Compensation Committee reviews our remuneration policies and practices, makes recommendations to the full board of directors in connection with all compensation matters affecting the Company and administers our incentive compensation plans. The Compensation Committee of the board of directors has direct oversight and responsibility for our executive compensation policies and programs. The Compensation Committee has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors, and has the authority to retain, terminate and approve the fees payable to any external compensation consultant to assist in the evaluation of director, and senior executive compensation. The Compensation Committee assesses the independence of any compensation consultant that it elects to engage.

Nominating and Corporate Governance Committee

The Corporate Governance and Nominating Committee operates under a written charter adopted by the board of directors, a copy of which is available at our website at www.famousdaves.com. The primary role of the Corporate Governance and Nominating Committee is to consider and make recommendations to the full board of directors concerning the appropriate size, function and needs of the board of directors, including establishing criteria for membership and considering, recruiting and recommending candidates (including those recommended by shareholders) to fill new board positions. The Corporate Governance and Nominating Committee also considers and advises the full board of directors on matters of corporate governance and monitors and recommends the functions of, and membership on, the various committees of the board of directors.

Code of Ethics

We have adopted a Code of Ethics specifically applicable to our CEO, CFO and Key Financial & Accounting Management. In addition, there is a more general Code of Ethics applicable to all team members. Both of these Codes of Ethics are available on our website at www.famousdaves.com and copies are available free of charge to anyone requesting them.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2017 and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required, we believe that all of our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 2017.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table reflects cash and non-cash compensation for the 2016 and 2017 fiscal years awarded to or earned by (i) each individual serving as the principal executive officer of the Company during the 2017 fiscal year ended December 31, 2017; (ii) the other two highest paid individuals who served as executive officers at the end of such fiscal year; and (iii) the other individual who would have qualified as one of the two highest paid executive officers but for the fact that he was not serving as an executive officer as of the end of the fiscal year (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(6)	All Other Compensation ($)	Total ($)

Jeffery Crivello(1)	2017	$27,884	$—	$85,000	$156,008	$—	$268,892
Chief Executive Officer	2016	—	—	—	—	—	—

Dexter A. Newman(2)	2017	270,000	—	—	—	—	270,000
Chief Financial Officer	2016	192,115	98,654	—	156,088	—	446,857

Michael W. Lister(3)	2017	274,239	—	—	—	176,700	450,939
Former Chief Executive Officer	2016	62,308	18,750	—	100,527	10,099	191,684

Douglas Renegar(4)	2017	180,769	—	—	—	100,000	280,769
Former Senior Vice President of Franchise Operations	2016	41,538	—	—	50,263	—	91,801

Geovannie Concepcion(5)	2017	180,000	42,500	—	—	—	222,500
Chief Operating Officer	2016	126,692	65,077	—	114,808	—	306,577

_________________________

(1)

Mr. Crivello was appointed our Chief Executive Officer effective November 14, 2017. On that same date, Mr. Crivello was granted a ten-year option to purchase 90,000 shares of our common stock at an exercise price of $3.90. The options vest monthly over two years. Mr. Crivello earned stock awards calculated in accordance with his employment agreement, described below.

(2)

Mr. Newman became our Chief Financial Officer effective April 11, 2016. On that same date, Mr. Newman was granted a ten-year option to purchase 70,000 shares of our common stock at an exercise price of $5.67. The options vest monthly over four years.

(3)

Mr. Lister was our Chief Executive Officer from October 11, 2016 to November 13, 2017. On October 11, 2016, Mr. Lister was granted a five-year option to purchase 70,000 shares of our common stock at an exercise price of $5.67. The options vested monthly through Mr. Lister’s termination date. Upon termination, Mr. Lister became entitled to severance payments totaling $150,000 (reflected in all other compensation) to be paid in accordance with our standard payroll calendar over six months. Rent cost for Mr. Lister’s apartment of $26,700 is also reflected in all other compensation.

(4)

Mr. Renegar was our Senior Vice President of Franchise Operations from October 11, 2016 to November 17, 2017. On October 11, 2016, Mr. Renegar was granted a five-year option to purchase 35,000 shares of our common stock at an exercise price of $5.67. The options vested monthly through Mr. Renegar’s termination date. Upon termination, Mr. Renegar became entitled to severance payments totaling $100,000 (reflected in all other compensation) to be paid in accordance with our standard payroll calendar over six months.

(5)

Mr. Concepcion has been with our Company since April 13, 2016 and was appointed as our Chief Operating Officer effective November 14, 2017.  On April 13, 2016, Mr. Concepcion was granted a ten-year option to purchase 50,000 shares of our common stock at an exercise price of $5.82. The options vest monthly over four years. Mr. Concepcion’s bonus for 2017 was calculated in accordance with his employment agreement described below.

(6)

Amounts shown reflect the grant date fair value of stock option awards granted for the respective year pursuant to our equity incentive plans, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 9 “Stock-Based Compensation” to the accompanying consolidated financial statements.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2017, our named executive officers had outstanding the following stock options:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date
Jeffery Crivello	3,750	86,250	$3.90	11/14/2027
Dexter A. Newman	29,160	40,840	5.67	4/11/2026
Michael W. Lister	18,958	—	5.25	5/11/2018
Douglas Renegar	9,479	—	5.25	5/11/2018
Geovannie Concepcion	20,820	29,180	5.82	4/13/2026

_________________

(1)	Mr. Crivello’s options are vesting monthly over a two-year term.
(2)	Mr. Newman’s options are vesting monthly over a four-year term.

Employment and Change-In-Control Agreements

Employment Agreement with Jeffery Crivello

On November 13, 2017, we entered into an employment agreement with Jeffery Crivello. Mr. Crivello’s employment with us is governed by a three-year employment agreement. Under the employment agreement, Mr. Crivello is entitled to receive an annual base salary of $250,000 and is eligible for annual bonus compensation in the form of shares of our common stock, which amount shall be determined based on the 30-day volume weighted average price (“VWAP”) of our common stock meeting or exceeding the following established targets:

Stock Price	Shares Granted
$5.00	5,000
6.00	10,000
7.00	10,000
8.00	12,500
9.00	12,500
10.00	15,000
11.00	15,000
12.00	20,000
13.00	20,000
14.00	25,000
15.00	25,000

Any Common Stock awarded pursuant to a bonus award shall be granted pursuant to and governed by the terms of the 2015 Plan. If there are no shares of common stock available pursuant to the terms of the 2015 Plan, Mr. Crivello shall be paid cash equal to the value of the number of shares of common stock he is otherwise entitled to receive.

Pursuant to the employment agreement, on November 14, 2017, we granted to Mr. Crivello a 90,000 share non-qualified stock option under the Plan that will vest in equal monthly installments over two years and has an exercise price of $3.90 per share.

Mr. Crivello may participate in our benefit plans that are currently and hereafter maintained and for which he is eligible, including, without, limitation, group medical, 401(k), life insurance and other benefit plans. Mr. Crivello is also entitled to be reimbursed for reasonable travel and other expenses.

Pursuant to the employment agreement, Mr. Crivello agreed to customary non-competition and non-solicitation provisions, including a covenant that, in the event Mr. Crivello’s relationship with PW Partners conflicts with or is inconsistent with his obligations to the Company, Mr. Crivello’s primary duty shall be to the Company and to the extent that a conflict arises, he shall promptly notify the Board of such conflict.

Employment Agreement with Dexter A. Newman

On April 7, 2016, we entered into a written employment agreement with Mr. Newman to be effective as of April 11, 2016. Under the employment agreement, Mr. Newman is entitled to receive an annual base salary of $270,000 and is eligible for annual bonus compensation in the discretion of the board of directors based upon his achievement of milestones to be determined by the board of directors prior to the commencement of each fiscal year. The targeted amount is expected to be 50% of Mr. Newman’s base salary. Mr. Newman may participate in our benefit plans that are currently and hereafter maintained by us and for which he is eligible, including, without limitation, group medical, 401(k), life insurance and other benefit plans.

Pursuant to the employment agreement, on April 11, 2016, we granted Mr. Newman a ten-year, 70,000 share non-qualified stock option that will vest in monthly installments over four years. The stock option has an exercise price of $5.67 per share.

Mr. Newman has agreed not to compete with us during the term of his employment and for a period of 12 months thereafter. Mr. Newman has also agreed not to solicit our employees during the employment term and for 18 months thereafter.

Under the employment agreement, if Mr. Newman’s employment is terminated by us for any reason other than Cause (including any termination by the Company following a “Change in Control” (as defined in the employment agreement)), death or disability, or if Mr. Newman resigns for Good Reason, so long as he has signed and has not revoked a release agreement, he will be entitled to receive severance comprised of continuing payments of his base salary for a period of 12 months following the termination date.

Employment Agreement with Michael W. Lister

Mr. Lister’s employment was governed by an employment agreement entered into on October 11, 2016, which had a four year term. Under the employment agreement, Mr. Lister was entitled to receive an annual base salary of $300,000 and was eligible for annual bonus compensation in the discretion of the board of directors in amounts expected to be 50% of his base salary.

Pursuant to the employment agreement, on October 11, 2016, we also granted to Mr. Lister a five-year, 70,000 share non-qualified stock option under the Company’s 2015 Equity Incentive Plan that was to vest in equal monthly installments over the employment term and had an exercise price of $5.25.

Mr. Lister was able to participate in our benefit plans, including, without, limitation, group medical, 401(k), life insurance and other benefit plans. Pursuant to his employment agreement, Mr. Lister agreed to customary non-competition and non-solicitation provisions; provided, however, that Mr. Lister will not be restricted from owning or operating Company franchise locations or any single location restaurants.

Employment Agreement with Douglas Renegar

Mr. Renegar’s employment was governed by an employment agreement entered into on October 11, 2016, which had a four year term. Under the employment agreement, Mr. Renegar was entitled to receive an annual base salary of $200,000 and was eligible for annual bonus compensation in the discretion of the board of directors.

Pursuant to the employment agreement, on October 11, 2016, we also granted to Mr. Renegar a five-year, 35,000 share non-qualified stock option under the Company’s 2015 Equity Incentive Plan that was to vest in equal monthly installments over the employment term and had an exercise price of $5.25.

Mr. Renegar was able to participate in our benefit plans, including, without, limitation, group medical, 401(k), life insurance and other benefit plans. Pursuant to his employment agreement, Mr. Renegar agreed to customary non-competition and non-solicitation provisions; provided, however, that Mr. Renegar will not be restricted from owning or operating Company franchise locations or any single location restaurants.

Employment Agreement with Geovannie Concepcion

Mr. Concepcion’s employment with us is governed by an employment agreement entered into on April 8, 2016, for an indefinite term. Mr. Concepcion is entitled to receive an annual base salary of $180,000 and is eligible for a bonus payable in cash the first time during his employment term that the VWAP over a 30 day period is equal to or exceeds the VWAP Target set forth on the first column in the table below.

Stock Price	Cash Bonus
$5.00	$12,500
6.00	30,000
7.00	35,000
8.00	50,000
9.00	56,250
10.00	75,000
11.00	82,500
12.00	120,000
13.00	130,000
14.00	175,000
15.00	187,500

Pursuant to the employment agreement, on April 11, 2016, we granted Mr. Concepcion a ten-year, 50,000 share non-qualified stock option that will vest in monthly installments over four years. The stock option has an exercise price of $5.82 per share.

Mr. Concepcion has agreed not to compete with us during the term of his employment and for a period of 12 months thereafter. Mr. Concepcion has also agreed not to solicit our employees during the employment term and for 18 months thereafter.

Under the employment agreement, if Mr. Concepcion’s employment is terminated by us for any reason other than Cause (including any termination by the Company following a “Change in Control” (as defined in the employment agreement)), death or disability, or if Mr. Concepcion resigns for Good Reason, so long as he has signed and has not revoked a release agreement, he will be entitled to receive severance comprised of continuing payments of his base salary for a period of six months following the termination date.

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan in which employees who are at the “director” level and above are eligible to participate. Participants must complete a deferral election each year and submit it to us, prior to the beginning of the fiscal year for which the compensation pertains, indicating the level of compensation (salary, bonus and commissions) they wish to have deferred for the coming year. This deferral election is irrevocable except to the extent permitted by the plan’s administrator, and the applicable regulations promulgated by the Internal Revenue Service. For fiscal 2015 and 2016, the Company matched 25.0% of the first 4.0% contributed by participants and paid declared interest rates of 6.0% on balances contributed during fiscal 2016 and 2017.

Deferral periods are defined as the earlier of termination of employment or not less than three calendar years following the end of the applicable plan year. Extensions of the deferral period for a minimum of five years are allowed, provided the election is made at least one year before the first payment affected by the change. Payments can be in a lump sum or in equal payments over a two-, five- or ten-year period, plus interest from the commencement date.

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

Compensation of Directors

During fiscal 2017, certain of our directors received cash payments in the amount of $15,000 per quarter for their services as our director. Upon appointment, our independent directors are generally granted an option to purchase 20,000 shares of our common stock, which vests annually over a five year period.

The following table sets forth information regarding compensation of our directors during the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Option Awards ($)(1)	Total ($)
Anand D. Gala(2)	$60,000	$—	$60,000
Eric S. Hirschhorn(2)	15,000	39,635	54,635
Joseph M. Jacobs	—	—	—
Charles W. Mooty(2)(3)	81,667	41,865	123,532
Richard A. Shapiro	—	—	—
Bryan L. Wolff(2)	60,000	—	60,000

_______________

(1)

Amounts shown reflect the grant date fair value of stock option awards granted during fiscal 2017, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 9 “Stock-Based Compensation” to the accompanying notes to the consolidated financial statements.

(2)	Each of Messrs. Gala, Hirschhorn, Mooty and Wolff hold options to purchase 20,000 shares of our common stock.
(3)	Mr. Mooty received additional compensation during the time that he served as the chairman of our board of directors.

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

The purpose of the 2015 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of the Company. The Plans have each been approved by the Company’s shareholders. The following table sets forth certain information as of December 31, 2017, with respect to the 2005 Plan and the 2015 Plan.

		Weighted-	Number of Securities
		Average	Remaining Available for
	Number of Securities	Exercise Price	Future Issuance Under
	to be Issued Upon	of Outstanding	Equity Compensation
	Exercise of	Options,	Plans (Excluding
	Outstanding Options	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by shareholders:
2005 Stock Incentive Plan	2,700	$28.53	—
2015 Stock Incentive Plan	535,812	6.40	—
TOTAL	538,512	$6.60	—

We have one class of voting securities outstanding, Common Stock, $0.01 par value, of which 7,391,315 shares were outstanding as of the close of business on February 20, 2018. Each share of Common Stock is entitled to one vote on all matters put to a vote of shareholders.

The following table sets forth certain information regarding beneficial ownership of our common stock as of the February 20, 2018 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors director, (iii) each named executive officer and (iv) all executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 12701 Whitewater Drive, Suite 190, Minnetonka, Minnesota 55343, and each such person has sole voting and investment power with respect to the shares of common stock set forth opposite each of their respective names.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Total
Executive Officers:
Jeffery Crivello (Chief Executive Officer)(1)	33,750	*
Michael W. Lister (Former Chief Executive Officer)(2)	18,958	*
Dexter A. Newman (Chief Financial Officer)(3)	35,476	*
Geovannie Concepcion (Chief Operating Officer)(4)	20,820	*
Douglas Renegar (Former Senior Vice President of Franchise Operations)(5)	9,479	*
Non-Employee Directors:
Anand D. Gala	8,000	*
Eric S. Hirschhorn	—	*
Joseph M. Jacobs(6)	1,332,711	18.0%
Charles W. Mooty	87,355	1.2%
Richard A. Shapiro	10,000	*
Bryan L. Wolff	11,020	*
All Directors and Executive Officers as a group (11 people)	1,567,569	20.9%
Other 5% Beneficial Owners
Wexford Capital LP(7)	1,332,711	18.0%
411 West Putnam Avenue, Suite 125, Greenwich, CT 06830
Bandera Master Fund L.P.(8)	1,085,225	14.7%
Broad Street, Suite 1820, New York, NY 10004
Patrick Walsh(9)	755,419	10.2%
1325 Avenue of the Americas, New York, NY 10019
David Kanen(10)	482,624	6.5%
5850 Coral Ridge Drive, Suite 309, Coral Springs, Florida 33076
Raging Capital Management, LLC(11)	467,715	6.3%
Ten Princeton Avenue, P.O. Box 228, Rocky Hill, NJ 08553
Blue Clay Capital Management, LLC(12)	429,521	5.8%
800 Nicollet Mall, Ste. 2870, Minneapolis, MN 55402
FS Special Opportunities I, L.P.(13)	418,169	5.7%
3033 Excelsior Boulevard, Suite 560, Minneapolis, MN 55416

_____________________

*     Less than 1%

(1)	Includes 18,750 shares that Mr. Crivello has the right to acquire within 60 days.
(2)	Includes 18,958 shares that Mr. Lister has the right to acquire within 60 days.
(3)	Includes 32,076 shares that Mr. Newman has the right to acquire within 60 days.
(4)	Includes 20,820 shares that Mr. Concepcion has the right to acquire within 60 days.
(5)	Includes 9,479 shares that Mr. Renegar has the right to acquire within 60 days.
(6)

Represents 1,332,711 shares held by Debello Investors LLC, Wexford Focused Investors LLC, and Wexford Spectrum Investors LLC (collectively, the “Purchasing Entities”). Mr. Jacobs disclaims beneficial ownership of the shares held by the Purchasing Entities except to the extent of his actual pecuniary interest therein. See footnote 7 below.

(7)

Based upon joint statements on Schedule 13D filed with the SEC on June 22, 2015. Includes 29,785 shares that are directly owned by Debello Investors LLC (“DI”), 61,973 shares that are directly owned by Wexford Focused Investors LLC (“WFI”), and 1,240,953 shares that are directly owned by Wexford Spectrum Investors LLC (“WSI”, and together with DI and WFI, the “Purchasing Entities”). Wexford Capital LP (“Wexford Capital”) may, by reason of its status as manager of the Purchasing Entities, be deemed to own beneficially the securities of which the Purchasing Entities possess beneficial ownership. Wexford GP LLC (“Wexford GP”) may, as the General Partner of Wexford Capital, be deemed to own beneficially the securities of which the Purchasing Entities possess beneficial ownership. Each of Charles E. Davidson (“Davidson”) and Joseph M. Jacobs (“Jacobs”) may, by reason of his status as a controlling person of Wexford GP, be deemed to own beneficially the securities of which the Purchasing Entities possess beneficial ownership. Each of Wexford Capital, Wexford GP, Davidson and Jacobs shares the power to vote and to dispose of the securities beneficially owned by the Purchasing Entities. Each of Wexford Capital, Wexford GP, Davidson and Jacobs disclaims beneficial ownership of the securities owned by the Purchasing Entities and the joint statements on Schedule 13D are not an admission that they are the beneficial owners of such securities except, in the case of Davidson and Jacobs, to the extent of their personal ownership interests in any of the members of the Purchasing Entities.

(8)

Based upon a statement on Schedule 13D/A filed with the SEC on June 16, 2017. Bandera Partners LLC (“Bandera Partners”) is the investment manager of Bandera Master Fund L.P. (“Bandera Master Fund”). Bandera Master Fund has granted to Bandera Partners the sole and exclusive authority to vote and dispose of the shares held directly by Bandera Master Fund. Each of Gregory Bylinsky and Jefferson Gramm are Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners. By virtue of these relationships, each of Bandera Partners and Messrs. Bylinsky and Gramm may be deemed to beneficially own the shares owned directly by Bandera Master Fund.

(9)

Based on a joint schedule 13 D/A, filed February 2, 2018. Includes 249,675 shares owned by PW Partners Atlas Fund LP, 52,575 shares owned by Mr. Walsh directly and 35,000 shares owned by PW Partners Atlas Fund II, LP. Also includes 418,169 shares that PW Partners, LLC has shared voting power.

(10)

Based upon a joint statement on Schedule 13 G filed with the SEC on February 14, 2018 by Philotimo Fund LP (“Philotimo”), Kanen Wealth Management, LLC (“KWM”) and David L. Kanen. KWM is the general partner of Philotimo and Mr. Kanen is the managing member of KWM. By virtue of these relationships KWM may be deemed to beneficially own the securities which these entities possess.

(11)

Based upon a statement on Schedule 13D/A filed with the SEC on February 14, 2018. Raging Capital Management, LLC (“Raging Capital”) is the investment manager of Raging Capital Master Fund, Ltd., a Cayman Islands exempted company (“Raging Master”) in whose name the shares are held. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital. Raging Master has delegated to Raging Capital the sole authority to vote and dispose of the securities held by Raging Master pursuant to an investment management agreement (“IMA”). The IMA may be terminated by any party thereto effective at the close of business on the last day of any fiscal quarter by giving the other party not less than 61 days’ written notice. As a result, each of Raging Capital and William C. Martin may be deemed to beneficially own the shares held by Raging Master. Each of Raging Capital and William C. Martin disclaims beneficial ownership of the securities owned by Raging Capital and the joint statements on Schedule 13G are not an admission that they are the beneficial owners of such securities.

(12)

Based upon a statement on Schedule 13D/A filed with the SEC on December 28, 2015. Blue Clay Capital Management, LLC (“Blue Clay Capital”) is the investment manager for certain private funds (together, the “Funds”). Each of Gary Kohler and Brian Durst, through their roles at Blue Clay Capital, exercises investment discretion over the Funds and has shared power to vote and dispose of these shares.

(13)

Based upon a joint statement on Schedule 13D filed with the SEC on November 20, 2017 by FS Special Opportunities I, L.P., Farnam Street Capital, Inc., Raymond E. Cabillot and Peter O. Haeg. The reporting persons may be deemed to beneficially own the securities which these entities possess.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404(a) of Regulation S-K is hereby incorporated by reference to Note 16 – Related Party Transactions to the accompanying consolidated financial statements. The information required by Item 407(a) of Regulation S-K is hereby incorporated by reference to Item 10. Directors, Executive Officers and Corporate Governance to this Annual Report on Form 10-K.

Our Audit Committee is responsible for reviewing policies and procedures with respect to related party transactions required to be disclosed pursuant to Item 404(a) of the Securities and Exchange Commission’s Regulation S-K (including transactions between the Company and its officers and directors, or affiliates of such officers or directors), and approving the terms and conditions of such related party transactions. The following directors, constituting a majority of the board, are “independent directors” as such term is defined in Rule 5605(a)(2) of the Nasdaq Stock Market’s Marketplace Rules: Eric S. Hirschhorn, Joseph M. Jacobs, Charles W. Mooty, Richard A. Shapiro, and Bryan L. Wolff.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

We have selected and appointed Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2017. Our Audit Committee charter requires that the Audit Committee pre-approve all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for the fiscal years ended December 31, 2017 and January 1, 2017 were pre-approved by the Audit Committee. Grant Thornton billed us a total of $395,985 and $381,143 for the years ended December 31, 2017 and January 1, 2017, respectively.

Audit Fees – Audit fees billed by Grant Thornton were $375,705 and $361,643 for the audits of our 2017 and 2016 financial statements during the years ended December 31, 2017 and January 1, 2017, respectively.

Audit Related Fees – Audit-related fees billed by Grant Thornton were $20,280 and $19,500 for the audits of our 2016 and 2015 401(k) financial statements during the years ended December 31, 2017 and January 1, 2017, respectively.

Tax Fees – There were no tax fees billed by Grant Thornton during the years ended December 31, 2017 and January 1, 2017.

All Other Fees –There were no other fees billed by Grant Thornton during the years ended December 31, 2017 and January 1, 2017.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits:

See "exhibit index" on the page following the consolidated financial statements and related footnotes and the signature page to this Annual Report on Form 10‑K.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Famous Dave’s of America, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2017 and January 1, 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2002.

Minneapolis, Minnesota

March 5, 2018

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS
Current assets:	December 31, 2017	January 1, 2017
Cash and cash equivalents	$8,836	$4,450
Restricted cash	1,590	1,714
Accounts receivable, net of allowance for doubtful accounts of $592,000 and $271,000, respectively	3,768	5,257
Inventories	633	1,499
Prepaid income taxes and income taxes receivable	689	2,168
Prepaid expenses and other current assets	793	1,326
Assets held for sale	475	1
Total current assets	16,784	16,415

Property, equipment and leasehold improvements, net	11,442	25,912

Other assets:
Intangible assets, net	1,840	2,602
Deferred tax asset	5,823	4,633
Other assets	1,018	1,383
	$36,907	$50,945

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$1,307	$1,371
Accounts payable	4,365	5,311
Accrued compensation and benefits	1,545	1,321
Other current liabilities	3,118	3,140
Total current liabilities	10,335	11,143

Long-term liabilities:
Long-term debt, less current portion	7,932	8,849
Financing lease obligation, less current portion	1,196	2,280
Other liabilities	3,963	8,705
Total liabilities	23,426	30,977

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 7,376 and 6,958 shares issued and outstanding at December 31, 2017 and January 1, 2017, respectively	70	66
Additional paid-in capital	1,460	—
Retained earnings	11,951	19,902
Total shareholders’ equity	13,481	19,968
	$36,907	$50,945

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 31, 2017	January 1, 2017
Revenue:
Restaurant sales, net	$48,874	$58,956
Franchise royalty revenue	14,732	16,375
Franchise fee revenue	35	290
Licensing and other revenue	954	1,003
Total revenue	64,595	76,624

Costs and expenses:
Food and beverage costs	14,782	18,299
Labor and benefits costs	17,653	21,008
Operating expenses	14,658	18,729
Depreciation and amortization	2,785	2,873
General and administrative expenses	14,634	16,569
Asset impairment, estimated lease termination and other closing costs	6,816	4,788
Net loss (gain) on disposal of property	70	(149)
Total costs and expenses	71,398	82,117

Loss from operations	(6,803)	(5,493)

Other income (expense):
Interest expense	(661)	(886)
Interest income	22	2
Other expense, net	(82)	—
Total other expense	(721)	(884)

Loss before income taxes	(7,524)	(6,377)

Income tax benefit	858	2,272

Net loss from continuing operations	(6,666)	(4,105)
Net (loss) income from discontinued operations, net of tax	(1,457)	1,674
Net loss	$(8,123)	$(2,431)

(Loss) income per common share:
Basic net loss per share - continuing operations	$(0.95)	$(0.59)
Basic net (loss) income per share - discontinued operations	(0.21)	0.24
Basic net loss per share	$(1.16)	$(0.35)
Diluted net loss per share - continuing operations	$(0.95)	$(0.59)
Diluted net (loss) income per share - discontinued operations	(0.21)	0.24
Diluted net loss per share	$(1.16)	$(0.35)
Weighted average shares outstanding - basic	7,015	6,950
Weighted average shares outstanding - diluted	7,015	6,950

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance - January 3, 2016	6,958	$66	$—	$21,995	$22,061
Exercise of stock options	—	—	—	(1)	(1)
Stock-based compensation	—	—	—	312	312
Deferred compensation	—	—	—	27	27
Net loss	—	—	—	(2,431)	(2,431)
Balance - January 1, 2017	6,958	$66	$—	$19,902	$19,968
Issuance of common stock	418	4	1,460	—	1,464
Tax benefit for equity awards issued	—	—	—	(55)	(55)
Stock-based compensation	—	—	—	227	227
Net loss	—	—	—	(8,123)	(8,123)
Balance - December 31, 2017	7,376	$70	$1,460	$11,951	$13,481

See accompanying notes to consolidated financial statements.

FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2017	January 1, 2017
Cash flows from operating activities:
Net loss from continuing operations	$(6,666)	$(4,105)
Adjustments to reconcile net loss to cash flows provided by operations:
Depreciation and amortization	2,785	2,873
Asset impairment and estimated lease termination and other closing costs	4,012	1,956
Net loss (gain) on disposal of property	70	(149)
Amortization of deferred financing costs	36	115
Amortization of lease interest assets	37	45
Deferred income taxes	(1,245)	(142)
Deferred rent	48	583
Bad debts expense	1,172	24
Stock-based compensation	313	339
Changes in operating assets and liabilities:
Restricted cash	124	(627)
Accounts receivable, net	141	(538)
Inventories	467	564
Prepaid income taxes and income taxes receivable	1,479	(1,942)
Prepaid expenses and other current assets	473	125
Other assets	312	(673)
Accounts payable	(946)	(374)
Accrued compensation and benefits	(3)	(69)
Other current liabilities	(567)	(231)
Other liabilities	(139)	(190)
Cash flows provided by (used for) continuing operating activities	1,903	(2,416)
Cash flows provided by discontinued operating activities	1,350	2,760
Cash flows provided by operating activities	3,253	344

Cash flows from investing activities:
Proceeds from the sale of assets	—	1,068
Purchases of property, equipment and leasehold improvements	(378)	(647)
Cash flows (used for) provided by continuing investing activities	(378)	421
Cash flows provided by discontinued investing activities	1,600	1,039
Cash flows provided by for investing activities	1,222	1,460

Cash flows from financing activities:
Proceeds from long-term debt	—	103
Proceeds from line of credit	—	1,855
Payments for debt issuance costs	(15)	(259)
Payments on long-term debt and financing lease obligations	(1,538)	(4,352)
Proceeds from sale of common stock	1,464	—
Payments from exercise of stock options	—	(1)
Cash flows used for financing activities	(89)	(2,654)

Increase (decrease) in cash and cash equivalents	4,386	(850)
Cash and cash equivalents, beginning of period	4,450	5,300
Cash and cash equivalents, end of period	$8,836	$4,450

	Year Ended
	December 31, 2017	January 1, 2017
Supplemental Disclosures
Cash paid for interest	$617	$975
Cash paid (refunds received) for income taxes, net	(1,842)	398

Non-cash investing and financing activities:
Change in deferred taxes, recognized in additional paid-in capital	$55	$—
Reclassification of additional paid-in capital to payroll taxes payable for performance shares issued	—	215
Increase in accrued property and equipment purchases	14	10

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name "Famous Dave’s.” As of December 31, 2017, there were 150 Famous Dave’s restaurants operating in 32 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, including 16 Company-owned restaurants and 134 franchise-operated restaurants. An additional 61 franchise restaurants were committed to be developed through signed area development agreements as of December 31, 2017.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

 Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation of discontinued operations.

Financial instruments

Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair value. The fair value of long-term debt approximates the carrying amount based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment reporting

We have Company-owned and franchise-operated restaurants in the United States, the Commonwealth of Puerto Rico, Canada and the United Arab Emirates, and operate within the single industry segment of foodservice. We make operating decisions on behalf of the Famous Dave’s brand which includes both Company-owned and franchise-operated restaurants. In addition, all operating expenses are reported in total and are not allocated to franchising operations for either external or internal reporting. As a result, we have concluded that we have a single reporting segment.

Fiscal year

Our fiscal year ends on the Sunday nearest to December 31 of each year. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ended December 31, 2017 (fiscal 2017) and January 1, 2017 (fiscal 2016) consisted of 52 weeks.

Cash and cash equivalents

Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured. As of December 31, 2017 and January 1, 2017, our uninsured cash and restricted cash balances were $9.0 million and $7.1 million, respectively. There have been no losses of uninsured amounts.

Restricted cash and marketing fund

We have a system-wide Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts. The assets held by this fund are considered to be restricted. Accordingly, we reflect the cash related to this fund within restricted cash and reflect the liability within accounts payable on our consolidated balance sheets. We had approximately $1.3 million and $946,000 in this fund as of December 31, 2017 and January 1, 2017, respectively.

In conjunction with our credit agreements, we have deposited amounts for undrawn letters of credit in cash collateral accounts. We had approximately $298,000 and $768,000 in restricted cash as of December 31, 2017 and January 1, 2017, respectively, related to these undrawn letters of credit.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net

We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which our franchisees are required to submit to us. Any changes to the reserve are recorded in general and administrative expenses. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided and we believe all accounts receivable in excess of allowances provided are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. As of December 31, 2017, we had a receivable from one franchisee in the amount of $509,000, of which a portion is reserved in accordance with our standard policies.

Inventories

Inventories consist principally of small wares and supplies, food and beverages, and retail goods, and are recorded at the lower of cost (first-in, first-out) or net realizable value.

Property, equipment and leasehold improvements, net

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. We recognize depreciation expense utilizing the straight-line method once an asset has been placed into service. The following table outlines the useful lives of our major classes of property, equipment and leasehold improvements:

Land	N/A
Buildings	30 years
Leasehold improvements	0 - 30 years
Furniture, fixtures, and equipment (excluding restaurant signage)	3 - 7 years
Restaurant signage	10 - 15 years
Decor	7 years

We capitalize labor costs associated with the implementation of significant information technology infrastructure projects based on actual labor rates per person including benefits, for all time spent on the implementation of software and are depreciated over 5 years. We capitalize construction overhead costs until the time a building is turned over to operations, which is approximately two weeks prior to opening and depreciate these items over the same useful life as leasehold improvements.

We evaluate restaurant sites and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant site is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms and other factors.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

We have transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated balance sheets. We review annually the liquor licenses for impairment. The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

We have lease interest assets that are reflected within intangible assets, net on our consolidated balance sheets. The current and long-term portion of lease interest liabilities are reflected within the other current liabilities and other liabilities line items on our consolidated balance sheets, respectively. Lease interest assets and liabilities are amortized to rent expense over the term of the leases to which they relate.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $2.2 million and $2.0 million for the years ended December 31, 2017 and January 1, 2017, respectively, and are included in operating expenses for local store marketing in the consolidated statements of operations. Advertising costs incurred related to our national advertising fund are netted with contributions from our Company-owned stores and certain of our franchisees.

Research and development costs

Research and development costs represent all expenses incurred in relation to the creation of new menu and promotional offerings, recipe enhancements and documentation activities. Research and development costs were approximately $382,000 and $510,000 for the years ended December 31, 2017 and January 1, 2017, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses

All start-up and pre-opening costs are expensed as incurred. Pre-opening rent during the build-out period is included in pre-opening expense. We did not incur any pre-opening expenses during the years ended December 31, 2017 and January 1, 2017.

Leases

We recognize rent expense on a straight-line basis for our operating leases over the entire lease term, including lease renewal options and build-out periods where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. Rent expense recorded during the build-out period is reported as pre-opening expense. We account for construction allowances by recording a receivable when collectability is considered to be probable, and relieve the receivable once the cash is obtained from the landlord for the construction allowance. Construction allowances are amortized as a credit to rent expense over the full term of the lease, including reasonably assured renewal options and build-out periods.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exit and disposal costs

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

Costs incurred for restaurants that have been closed, after the date of their closure, are presented within the asset impairment, estimated lease termination and other closing costs line item of our consolidated statements of operations.

Net (loss) income per common share

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

The following table is a reconciliation of basic and diluted net (loss) income per common share:

	Year Ended
(in thousands, except per share data)	December 31, 2017	January 1, 2017
Net (loss) income per share – basic:
Net loss from continuing operations	$(6,666)	$(4,105)
Net (loss) income from discontinued operations, net of tax	(1,457)	1,674
Net loss	(8,123)	(2,431)
Weighted average shares outstanding - basic	7,015	6,950
Basic net loss per share - continuing operations	$(0.95)	$(0.59)
Basic net (loss) income per share - discontinued operations	(0.21)	0.24
Basic net loss per share	$(1.16)	$(0.35)

Net (loss) income per share – diluted:
Net loss from continuing operations	$(6,666)	$(4,105)
Net (loss) income from discontinued operations, net of tax	(1,457)	1,674
Net loss	(8,123)	(2,431)
Weighted average shares outstanding - diluted	7,015	6,950
Diluted net loss per share - continuing operations	$(0.95)	$(0.59)
Diluted net (loss) income per share - discontinued operations	(0.21)	0.24
Diluted net loss per share	$(1.16)	$(0.35)

There were approximately 539,000 and 683,000 stock options as of December 31, 2017 and January 1, 2017, respectively that were not included in the computation of diluted EPS because they were anti-dilutive.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

We recognize compensation cost for share-based awards granted to team members and board members based on their fair values at the time of grant over the requisite service period. Stock options granted to non-employees are marked to market as they vest. The bonus compensation of our Chief Executive Officer is issued in the form of unrestricted, freely tradable shares of our common stock and is expensed in full when earned. Our pre-tax compensation cost for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations. See Note 9 “Stock-based compensation.”

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

Revenue recognition

In fiscal 2018, we will be required to adopt ASC 606 – Revenue from Contracts with Customers, which will materially impact the way that we recognize revenue. See “Recent Accounting Guidance Not Yet Adopted” below for more information.

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

Our franchise-related revenue is comprised of three separate and distinct earnings processes:  area development fees, initial franchise fees and continuing royalty payments. Our area development fee for domestic growth consists of a one-time, non-refundable payment in consideration for the services we perform in preparation of executing each area development agreement. Area development fees are recognized in full upon receipt. We recognize a portion of franchise fees as revenue when the agreement is signed, reflecting expenses incurred related to the sale. The remaining non-refundable fee is included in deferred franchise fees and is recognized as revenue when we have performed substantially all of our obligations, which generally occurs upon the franchise entering into a lease agreement for the restaurant. Franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales.

We have a licensing agreement for our retail products, the current term of which expires in April 2020 with renewal options of five years, subject to the licensee’s attainment of identified minimum product sales levels. Licensing revenue is recorded based on royalties earned by us in accordance with our agreement.

Periodically, we provide additional services, beyond the general franchise agreement, to our franchise operations, such as new restaurant training, information technology setup and décor installation services. The cost of these services is recognized upon completion and is billed to the respective franchisee and is generally payable on net 30‑day terms.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gift cards

We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card breakage income as an offset to operating expense based on a stratified breakage rate per year. This breakage rate is based on a percentage of sales when the likelihood of the redemption of the gift card becomes remote. In fiscal 2018, we will be required to adopt ASC 606 – Revenue from Contracts with Customers, which will change the method in which we recognize breakage income in the future. See “Recent Accounting Guidance Not Yet Adopted” below for more information.

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers. The FASB issued ASU No. 2016‑08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016‑10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016, ASU 2016‑11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014‑09 and 2014‑16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016‑12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014‑09 until annual and interim periods beginning on or after December 15, 2017. It will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a full retrospective or modified retrospective transition method and early adoption is permitted. We plan to adopt this standard as of the effective date utilizing the modified retrospective transition method.

We have reviewed a representative sample of our franchise agreements as a basis for determining the impact of the new standard on our consolidated financial statements. We have not yet finalized our conclusions; however, we believe that the new guidance will not impact the timing of revenue recognition on franchise royalty revenues, restaurant and merchandise sales or licensing and other revenue. The new guidance will require that we defer previously recognized and future revenue related to franchise fees and area development fees. Franchise fees have historically been recognized in full when a new restaurant opens, but under the new guidance, these fees will be amortized over the life of the related franchise agreements and related extension periods, which generally range from 10-25 years. Area development fees have historically been recognized in full upon execution of an area development agreement, but under the new guidance, these fees will be recognized over the life of a future franchise agreement when each new restaurant pursuant to an area development agreement opens or upon the expiration of such agreements. We expect to report these revenues within the franchise fee revenue line item of our consolidated statements of operations. We expect to defer revenues of $2.4 million related to franchise and area development agreements and recognize additional annual revenue of approximately $224,000 on current franchise agreements. As we open new stores pursuant to area development agreements, we will recognize additional revenue of approximately $1,000 per year per store.

Pursuant to the new guidance, the timing of revenue recognition related to gift card breakage will also be impacted. Historically, we have recognized gift card breakage in full upon the sale of gift cards due to the Company’s historical experience related to gift card sales, but under the new guidance, gift card breakage will be recognized ratably as gift cards are redeemed. The Company will report revenue related to gift card breakage within the licensing and other revenue line of its consolidated statements of operations. We do not expect to defer any previously recognized gift card breakage due to materiality.

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

(2)         INVENTORIES

Inventories consisted approximately of the following at:

(in thousands)	December 31, 2017	January 1, 2017
Food and beverage	$324	$711
Other	58	58
Small wares and supplies	251	730
	$633	$1,499

(3)         INTANGIBLE ASSETS

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite-lived assets and are not subject to amortization. The lease interest assets are amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease.

A reconciliation of the Company’s intangible assets as of December 31, 2017 and January 1, 2017, respectively, are presented in the table below:

(in thousands)	December 31, 2017	January 1, 2017
Lease interest assets, gross carrying amount	$1,091	$1,091
Lease interest assets, accumulated amortization	(286)	(249)
Lease interest assets, net carrying amount	805	842
Liquor licenses	1,035	1,760
Intangible assets, net	$1,840	$2,602

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the projected future amortization of lease interest assets for the next five years, as of December 31, 2017:

(in thousands)	December 31, 2017
Fiscal 2018	$36
Fiscal 2019	36
Fiscal 2020	36
Fiscal 2021	36
Fiscal 2022	36
Thereafter	625
$805

(4)         PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

As of December 31, 2017, we had assets held for sale of $475,000 related to one of our stores’ liquor licenses. During the year ended December 31, 2017, we entered into an agreement to sell the liquor license for a contract purchase price of $575,000.

Property, equipment and leasehold improvements, net, consisted approximately of the following at:

(in thousands)	December 31, 2017	January 1, 2017
Land, buildings, and improvements	$26,234	$50,851
Furniture, fixtures, and equipment	19,884	35,609
Décor	764	1,553
Construction in progress	187	181
Accumulated depreciation and amortization	(35,627)	(62,282)
Property, equipment and leasehold improvements, net	$11,442	$25,912

(5)         OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

(in thousands)	December 31, 2017	January 1, 2017
Gift cards payable	$1,000	$1,448
Miscellaneous other current liabilities	668	810
Lease reserves, current	1,165	330
Sales tax payable	242	454
Accrued real estate tax	26	79
Deferred franchise fees	—	16
Accrued property and equipment purchases	17	3
Other current liabilities	$3,118	$3,140

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)         OTHER LIABILITIES

Other liabilities consisted of the following at:

(in thousands)	December 31, 2017	January 1, 2017
Deferred rent	$2,463	$7,802
Miscellaneous other liabilities	730	358
Asset retirement obligations	119	119
Accrual for uncertain tax position	15	139
Long term lease reserve	514	145
Long term deferred compensation	122	142
Other liabilities	$3,963	$8,705

(7)         LONG-TERM DEBT AND FINANCING LEASE OBLIGATIONS

Long-term debt

On December 2, 2016, we entered into two loan agreements (the “Loan Agreements”) with Venture Bank (“Venture”) for a total initial principal amount of $10.0 million as well as a revolving line of credit (the “Line of Credit”) for up to $1.0 million.

The first loan (the “Real Estate Loan”) was for a principal amount of $3.7 million and has a maturity date of December 2, 2026. The Real Estate Loan is paid in monthly installments of principal and interest, with a balloon payment at maturity. Interest is payable at a rate of 4.25% for the first five years and LIBOR plus 3.75% thereafter until maturity. The loan may be prepaid, subject to prepayment premiums as outlined in the Loan Agreements.

The second loan (the “Term Loan”) was for a principal amount of $6.3 million and has a maturity date of December 2, 2023. The Term Loan is paid in monthly installments of principal and interest with a balloon payment at maturity. Interest is payable at a rate of LIBOR plus 3.25%. The Term Loan may be prepaid at any time without penalty.

The Line of Credit has a maturity date of December 2, 2019 provides for interest to be paid monthly on outstanding balances with the principal amount due at maturity. Interest is payable at a rate of LIBOR plus 3.25% and the Line of Credit may be prepaid at any time without penalty. There was no balance on the Line of Credit as of December 31, 2017 or January 1, 2017.

As of December 31, 2017 and January 1, 2017, the weighted average interest rate on our long-term debt was 4.27% and 4.00%, respectively. The notes pursuant to the Loan Agreements are secured by substantially all of our assets and we are subject to various financial and non-financial covenants. As of December 31, 2017, we were in compliance with all of our covenants. In the event of a default, Venture has the right to terminate its obligations under the Loan Agreements and to accelerate the payment on any unpaid principal amounts then outstanding.

Long-term debt consisted of approximately the following as of the periods presented:

(in thousands)	December 31, 2017	January 1, 2017
Real Estate Loan	$3,581	$3,700
Term Loan	5,515	6,300
Less: deferred financing costs	(224)	(234)
Less: current portion of long-term debt	(940)	(917)
Long-term debt, less current portion	$7,932	$8,849

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum principal payments on long-term debt, as of December 31, 2017, were as follows:

(in thousands)
Fiscal Year
2018	$940
2019	981
2020	1,023
2021	1,069
2022	1,116
Thereafter	3,967
Total	$9,096

Financing Lease Obligation

On March 31, 1999, we completed a sale leaseback transaction for three properties which provides us with the option to repurchase the properties at the end of the lease term. Because of our continuing involvement in the properties, the transaction is being accounted for as a financing arrangement. In March 2017, we amended the lease agreement to remove one of the properties from the arrangement. As of December 31, 2017, the weighted-average interest rate of our financing lease obligations was approximately 7.78%.

Financing lease obligation consisted of approximately the following as of the periods presented:

(in thousands)	December 31, 2017	January 1, 2017
Financing lease obligation	$1,576	$2,757
Less: deferred financing costs	(13)	(23)
Less: current portion of financing lease obligation	(367)	(454)
Financing lease obligation, less current portion	$1,196	$2,280

Future minimum principal payments on financing lease obligations, as of December 31, 2017, were as follows:

(in thousands)
Fiscal Year
2018	$480
2019	1,232
Total minimum payments	1,712
Less: amounts representing interest	(136)
Total financing lease payable	$1,576

(8)         COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our Company-owned restaurants and office facilities under non-cancelable operating leases with remaining minimum terms ranging from one month to 14 years. Our lease agreements generally contain base rent escalations that are either fixed pursuant to the lease agreement or based on the consumer price index. We are also required to pay contingent rentals on certain of our leases in amounts between 5% and 8% of gross sales above a minimum threshold.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain information related to our rental activities as of the periods presented:

	Year Ended
(in thousands)	December 31, 2017	January 1, 2017
Rent expense	$2,950	$4,282
Cash rental payments	3,024	3,737
Sublease income	(264)	(386)

Future minimum lease payments under non-cancelable operating leases, as of December 31, 2017, are as follows:

(in thousands)
Fiscal Year
2018	$1,892
2019	1,702
2020	1,587
2021	1,575
2022	1,308
Thereafter	3,424
Total operating lease obligations	11,488
Sublease income	(1,230)
Total	$10,258

Litigation

In the normal course of business, we are involved in a number of litigation matters that are incidental to the operation of our business. These matters generally include, among other things, matters with regard to employment and general business-related issues. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or liquidity, but an adverse decision in one or more of these matters could be material to our financial position or results of operations.

We filed a complaint on July 14, 2015, against a group of former franchisees in California seeking injunctive relief and damages for: (1) Federal Trademark Infringement; (2) Federal Trademark Dilution; (3) Federal Unfair Competition; (4) Federal Trade Dress Dilution; (5) Trademark Infringement under California Business and Professions Code § 14200; (6) Trademark Dilution under California Business and Professions Code §14200; (7) Common Law Trademark Infringement; (8) Unfair Competition under California Business and Professions Code § 17200; (9) False Advertising; (10) Breach of Contract; (11) Breach of Implied Covenant of Good Faith and Fair Dealing; and (12) Intentional Interference with Contract. The claims stem from the former franchisees’ breaches of their franchise agreements, including the failure to pay franchise fees and their continued operation of five restaurants utilizing Famous Dave’s intellectual property without authorization. After two defendants in the case, Kurt Schneiter and M Mart 1, filed a demurrer to the Complaint, Famous Dave’s filed an Amended Complaint on October 9, 2015, reasserting the same claims. The case is captioned Famous Dave’s of America, Inc., v. SR El Centro FD, Inc., et al., Case No. BC589329, and is currently pending before the Honorable Elihu M. Berle in the Superior Court of Los Angeles. By court order, dated June 6, 2016, Famous Dave’s successfully obtained a preliminary injunction, enjoining the former franchisee defendants from using Famous Dave’s intellectual property, including its trademarks and restaurant system. The preliminary injunction was the subject of an interlocutory appeal.  The appeal was fully briefed and oral argument took place on August 10, 2017.  On October 23, 2017, the California Court of Appeal rendered its decision in the appeal in Famous Dave’s favor, affirming and upholding in full the trial court’s preliminary injunction order.  Famous Dave’s intends to vigorously pursue all remaining claims in the trial court. Trial is set for November 5, 2018.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 28, 2015, this group of former franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329 alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs are seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees. We have not recognized a liability with respect to the Plaintiffs’ claim because we do not believe that it is probable that we will incur a related material loss. Famous Dave’s intends to vigorously defend against these claims. Trial is set for November 5, 2018.

(9)         STOCK-BASED COMPENSATION

Effective May 5, 2015, we adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of options pursuant to the 2005 plan after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of December 31, 2017, there were no shares available for grant pursuant to the 2015 Plan.

Stock options granted to employees and directors generally vest over two to five years, in monthly or annual installments, as outlined in each agreement. Options generally expire ten years from the date of grant. Compensation expense equal to the grant date fair value of the options is recognized in general and administrative expense over the applicable service period.

Stock options granted to certain non-employees either vest immediately or monthly over a period of two years. Options generally expire ten years from the date of grant. Compensation expense is recognized in general and administrative expense over the applicable service period, and is marked-to-market each period.

The incentive compensation of our Chief Executive Officer is tied to increases in our share price and calls for the issuance of freely tradable shares of our common stock upon the achievement of certain milestones.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of our common stock as of the date of grant.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method as outlined in ASC 718.
•	Expected dividend – The rate of dividends that we expect to pay over the term of the stock option.
•	Volatility – Our actual volatility over the most recent historical period equivalent to the expected life of the option.
•	Risk-free interest rate – The daily United States Treasury yield curve rate.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines stock-based compensation expense, by award type, for the periods presented:

	Year Ended
(in thousands)	December 31, 2017	January 1, 2017
Stock options	$218	$311
Shares of common stock	85	—
Restricted stock	10	28
	$313	$339

The following is a roll-forward of our stock option activity for the periods presented:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Life in Years	(in thousands)
Options outstanding at January 3, 2016	507	16.66	5.3	$—
Granted	416	5.55		—
Exercised	(6)	5.90		4
Canceled, forfeited or expired	(231)	19.44		—
Options outstanding at January 1, 2017	686	9.15	5.7	1
Granted	165	4.20		—
Exercised	(3)	5.42		5
Canceled, forfeited or expired	(309)	11.04		—
Options outstanding at December 31, 2017	539	$6.60	6.6	$598
Options Exercisable at December 31, 2017	266	$8.09	4.2	$187

The following table discloses the weighted-average values of significant assumptions that we made in valuing option grants for the periods presented:

	Year Ended
	December 31, 2017	January 1, 2017
Weighted-average fair value of options granted during the period	$1.78	$1.97
Expected life (in years)	5.3	5.2
Expected dividend	$—	$—
Expected stock volatility	43.47%	39.98%
Risk-free interest rate	2.0%	1.2%

As of December 31, 2017, the total compensation cost related to unvested stock option awards was approximately $542,000, which is expected to be recognized over a period of approximately 2.58 years.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)        RETIREMENT SAVINGS PLANS

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. The following table outlines certain information about our 401(k) plan:

	Year Ended
(dollars in thousands)	December 31, 2017	January 1, 2017
Employer contribution rate, percent of employee contributions	25.0%	25.0%
Employee contribution rate, maximum percentage of employee earnings	4.0%	4.0%
Employee contributions	$529	$338
Employer match	$87	$54
Discretionary contributions	$—	$—

Non-Qualified Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan, effective as of February 25, 2005 (the “DCP”) for eligible participants, as defined in the DCP. The DCP allows participating employees to defer a portion of their compensation (salary, bonus and commissions). The assets of the DCP are maintained in an unsecured account that has no trust fund. In the event of bankruptcy, participants entitled to future payments under the DCP would have no greater rights than that of an unsecured general creditor and the DCP confers no legal rights for interest or claim on any of our assets. The benefits provided by the DCP are not, nor are they required to be, insured.

The following table outlines certain information about the DCP:

	Year Ended
(dollars in thousands)	December 31, 2017	January 1, 2017
Employer contribution rate, percent of employee contributions	25.0%	25.0%
Employee contribution rate, maximum percentage of employee earnings	4.0%	4.0%
Declared interest rate	6.0%	6.0%
Employee contributions	$41	$64
Employer match and interest	$7	$35
Distributions	$43	$368

(11)        DISCONTINUED OPERATIONS

On December 14, 2015, we entered into an agreement to sell seven Chicago-area restaurants (the “Chicago Restaurants”) to Windy City Restaurant Holdings LLC and its affiliate. The transaction closed on March 1, 2016 and resulted in our complete exit from the Chicago market.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2017, we entered into agreements to sell eight restaurants in Maryland and Virginia (the “Mid-Atlantic Restaurants”) to Commonwealth Blue Ribbon Restaurants LLC and Capital Blue Ribbon Restaurants LLC (the “Mid-Atlantic Purchasers”). Pursuant to the first agreement (“Seven Restaurants Agreement”), the contract purchase price was $2,350,000 and included a repairs and maintenance credit of $750,000, which must be exhausted within one year. Also pursuant to the Seven Restaurants Agreement, we and the Mid-Atlantic Purchasers entered into a line of credit agreement in the amount of $750,000 (the “LOC Agreement”) on which the Mid-Atlantic Purchasers can draw funds to pay for necessary repairs and maintenance work. The LOC Agreement has a four year term with interest payable at a rate of 4.25% per annum.

Pursuant to the second agreement (the “Frederick Agreement”) to effect the sale of our Frederick, Maryland (“Frederick”) restaurant to Capital Blue Ribbon Restaurants, LLC, the contract purchase price for Frederick shall be an amount equal to (i) 50% of the rent, fees, charges, taxes and other amounts payable to the landlord or another third party pursuant to the lease agreement, plus (ii) 50% of that portion of Frederick’s EBITDA (as defined in the Frederick APA) attributable to Frederick that exceeds $25,000 in any 12-month period and $37,500 in any 18-month period; however, the Company has guaranteed the 12-month and 18-month EBITDA performance of Frederick. We expect to recognize a liability and corresponding expense related to this guarantee based on the amount that we would owe to the Mid-Atlantic Purchasers in the event that the restaurant was closed. As of December 31, 2017, we had reserved $21,000 related to this guarantee.

The Mid-Atlantic Purchasers also purchased the inventory and petty cash on hand of the Mid-Atlantic Restaurants as of the closing date. The transaction resulted in our complete exit from the Mid-Atlantic market.

The following table provides certain information from our consolidated statements of operations related to the Chicago Restaurants and the Mid-Atlantic Restaurants:

	Year Ended
(in thousands)	December 31, 2017	January 1, 2017
Restaurant sales, net	$18,831	$24,920
Cost of sales	(16,998)	(22,662)
General and administrative expenses	(149)	(222)
Depreciation and amortization	(611)	(819)
Operating income	1,073	1,217
Gain (loss) on disposal attributable to discontinued operations	(3,419)	1,170
Income (loss) attributable to discontinued operations, before tax	(2,346)	2,387
Income (loss) attributable to discontinued operations, tax effect	889	(713)
Income (loss) attributable to discontinued operations, net of tax	$(1,457)	$1,674

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain information from our consolidated balance sheets related to discontinued operations:

(in thousands)	December 31, 2017	January 1, 2017
Accounts receivable, net	$—	$176
Inventories	—	399
Prepaid expenses and other current assets	—	60
Total current assets	—	635
Other assets	—	52
Property, equipment and leasehold improvements, net	—	6,663
Total assets	$—	$7,350

Accrued compensation and benefits (current)	—	142
Other current liabilities	—	139
Other liabilities (non-current)	—	2,371
Total liabilities	$—	$2,652

(12)        INCOME TAXES

For financial reporting purposes, loss before income taxes consists of the following components for the periods presented:

	Year Ended
(in thousands)	December 31, 2017	January 1, 2017
United States	$(7,807)	$(6,699)
Foreign	283	322
Total	$(7,524)	$(6,377)

The following table summarizes the income tax (expense) benefit for the periods presented:

	Year Ended
(in thousands)	December 31, 2017	January 1, 2017
Current:
Federal	$(418)	$1,178
State	—	(85)
Foreign	(69)	(99)
	(487)	994

Deferred:
Federal	1,228	889
State	117	389
	1,345	1,278
Total income tax benefit	$858	$2,272

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial reporting purposes, total income tax benefit (expense) includes the following components for the periods presented:

	Year Ended
(in thousands)	December 31, 2017	January 1, 2017
Continuing operations	$858	$2,272
Discontinued operations	889	(713)
Total income tax benefit	$1,747	$1,559

The impact of uncertain tax positions taken or expected to be taken on income tax returns must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefit for the periods presented:

(in thousands)
Balance at January 3, 2016	47
Increases attributable to tax positions taken during prior periods	142
Audit settlements	(41)
Decreases due to lapses of statutes of limitations	(33)
Balance at January 1, 2017	115
Audit settlements	(89)
Decreases due to lapses of statutes of limitations	(13)
Balance at December 31, 2017	$13

We recognized interest and penalties of approximately ($22,000) and $20,000, respectively during the years ended December 31, 2017 and January 1, 2017. Substantially all of our unrecognized tax benefits, if recognized, would impact our effective tax rate. As of December 31, 2017 and January 1, 2017, we had recorded a liability of approximately $2,000 and $25,000, respectively related to accrued interest and penalties.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The preparation of these income tax returns requires us to interpret and apply relevant federal and state income tax laws. It is common for federal and state taxing authorities to periodically examine filed tax returns. During these examinations, it is possible for taxing authorities to interpret facts or tax law differently than we do. As a result, we may be required to adjust tax liabilities affecting our effective tax rate. Tax years 2014 and forward remain subject to federal examination. Tax years 2013 and forward remain subject to state examination. It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months. The expiration of statutes of limitations would decrease our unrecognized tax benefits by approximately $14,000.

We have significant net deferred tax assets (“DTA”), which results from the net temporary timing differences between amounts recorded within our consolidated financial statements in accordance with GAAP and such amounts measured in accordance with the laws of various taxing jurisdictions and as reported in our tax returns. A DTA generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. As of December 31, 2017, the majority of our DTA resulted from net operating loss and tax credit carryforwards, which will not be realized unless we generate taxable income in the future. We evaluate our net deferred tax asset on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable and we provide for valuation allowances on those portions of the DTA that we don’t expect to realize.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant judgment is required in determining the realizability of our DTA. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that recognition of valuation allowances for substantially all of our DTA was not required.

The following is a summary of the components of our net deferred tax assets as of the periods presented:

(in thousands)	December 31, 2017	January 1, 2017
Deferred tax asset:
Deferred rent	$567	$3,184
Federal net operating loss carry-forwards	2,486	—
State net operating loss carry-forwards	3,573	2,325
Intangible property basis difference	138	—
Financing lease obligation	393	1,028
Tax credit carryover	1,761	910
Accrued expenses	74	585
Stock-based compensation	141	472
Deferred revenue	257	452
Lease reserve	449	222
Accrued and deferred compensation	38	67
Contribution carryover	36	18
Inventories	5	9
Total deferred tax asset	$9,918	$9,272

Deferred tax liability:
Property and equipment basis difference	$(1,060)	$(1,671)
Inventories	(60)	(295)
Prepaid expenses	(139)	(269)
Intangible property basis difference	—	(56)
Total deferred tax liability	$(1,259)	$(2,291)

Net deferred tax assets	8,659	6,981
Valuation allowance	(2,836)	(2,348)
Deferred tax asset	$5,823	$4,633

During the year ended December 31, 2017, the net change in our DTA valuation allowance was approximately $488,000.

As of December 31, 2017, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $53.9 million and federal net operating loss carry-forwards for tax reporting purposes of $11.8 million which, if not used, will begin to expire in fiscal 2018 and 2037, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation from our statutory tax rate to our effective tax rate for the periods presented:

	Year Ended
	December 31, 2017	January 1, 2017
Federal statutory tax rate	34.0%	34.0%
State taxes, net of valuation allowance and federal benefit	2.4	4.0
Federal rate change and impact on state benefit	(24.1)	—
Foreign taxes	(0.9)	(1.6)
Tax effect of permanent differences	(2.0)	(4.5)
Tax effect of general business credits	3.7	5.0
Tax effect of foreign tax credit	0.9	1.6
Uncertain tax positions	1.7	(2.1)
Stock-based compensation	(4.4)	—
Other	0.2	(0.8)
Effective tax rate	11.5%	35.6%

       The substantial reduction in our future effective tax rate was primarily a result of recently signed into law Tax Cuts and Jobs Act (the “New Tax Law”), which will reduce our statutory tax rate from 34.0% to 21.0%. This decrease in future tax rate resulted in our recognition of approximately $1.8 million in deferred tax expense due to the revaluation of our DTA. Staff Accounting Bulletin 118 outlines the approach that companies may take if essential information related to the New Tax Law is not available in reasonable detail by the time the financial statements are filed. We believe that we have reflected all of the material impacts of the New Tax Law in our consolidated financial statements as of December 31, 2017 and that there are no open items; however, our estimates will be finalized throughout fiscal 2018 as we complete our income tax returns for the fiscal year ended December 31, 2017.

(13)        ASSET IMPAIRMENT, ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS

Beginning in fiscal 2016, we initiated a restaurant optimization and refranchising initiative whereby we reviewed our restaurant portfolio for locations that were slow to respond to several initiatives to improve operating performance. We continued this initiative into fiscal 2017 and identified certain restaurants that were to be closed significantly before the end of the previously estimated useful lives. As a result of the reassessment of the useful lives of these restaurants, we recognized accelerated depreciation expense of approximately $870,000. We closed 13 restaurants during the year ended December 31, 2017 in accordance with this restaurant optimization and refranchising initiative.

The following is a summary of asset impairment, estimated lease termination and other closing costs for the periods presented:

	Year Ended
(dollars in thousands)	December 31, 2017	January 1, 2017
Restaurant Optimization
Asset impairments, net	$3,154	$4,426
Lease termination charges and related costs	3,403	—
Restaurant closure expenses	259	206
Software	—	156
Asset impairment, estimated lease termination and other closing costs	$6,816	$4,788

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below reflects the change in our reserve for lease termination costs for the periods presented:

			Deductions
			Credits to
		Additions	Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Year Ended December 31, 2017
Reserve for lease termination costs	$594	3,150	(1,945)	$1,799

Year Ended January 1, 2017
Reserve for lease termination costs	$609	89	(104)	$594

These amounts were recorded in other current liabilities or other liabilities depending on when we expected the amounts to be paid.

(14)        FAIR VALUE MEASUREMENTS

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table (in thousands) summarizes the assets held for sale and property and equipment, net, measured at fair value in our consolidated balance sheet as of December 31, 2017 and January 1, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at December 31, 2017
Assets
Property and Equipment, net	$—	$—	$828	$828

Balance at January 1, 2017
Assets
Assets Held for Sale	$—	$1	$—	$1
Property and Equipment, net	$—	$—	$1,742	$1,742

Property and Equipment, net, is recorded at fair upon broker’s estimate of value or estimated discounted future cash flows (Level 3). These assets have been adjusted to net realizable value based upon the decision to dispose of the property. The Company completed its sale of assets held for sale recorded in Level 3 during fiscal 2016. The fair value of amounts disclosed as property and equipment, net, reported in the table above within Level 3 changed during fiscal 2016 as a result of the Company’s impairment analysis surrounding certain of its property and equipment assets.

(15)         VARIABLE INTEREST ENTITIES

A variable interest holder is considered to be the primary beneficiary of a variable interest entity (“VIE”) if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Once an entity is determined to be a VIE, the primary beneficiary is required to consolidate the entity. We have an installment agreement with one of our franchisees as the result of refranchising our Lincoln, Nebraska restaurant. This franchisee is a VIE; however, the owners of the franchise operations are the primary beneficiaries of the entities; therefore, the franchise operations are not required to be consolidated in our consolidated financial statements.

On August 11, 2015, we consummated the sale of our Greenwood, Indiana restaurant. In conjunction with that agreement, we entered into a lease assignment agreement with the purchaser and landlord, releasing us of our obligations except in the event of default by the purchasers. As of December 31, 2017, the amount of the future lease payments for which we would be liable in the event of a default are approximately $106,000. An accrual related to a future obligation was not considered necessary as of December 31, 2017. This franchisee is a VIE; however, the owners of the franchise operations are the primary beneficiaries of the entities; therefore, the franchise operations are not required to be consolidated in our consolidated financial statements.

On March 1, 2016, we consummated the sale of our Chicago, Illinois-area restaurants. In conjunction with that agreement, we entered into lease assignment agreements with the respective purchasers and two of the landlords, releasing us from our obligations except in the event of default by the purchasers. In 2017, the franchisee closed the restaurants and ceased to pay the lease payments. As of December 31, 2017, the remaining future minimum lease payments for which we are responsible totaled $1.5 million and we had recorded lease reserves totaling $1.0 million. See Note 13 “Asset Impairment, Estimated Lease Termination and Other Closing Costs.” This franchisee is a VIE; however, the owners of the franchise operations are the primary beneficiaries of the entities; therefore, the franchise operations are not required to be consolidated in our consolidated financial statements.

On November 1, 2017, we sold our Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, we remained the primary obligor of the lease. As of December 31, 2017, the amount of future lease payments for which we would be liable in the event of a default are approximately $756,000. An accrual related to the future lease obligation was not considered necessary as of December 31, 2017. See Note 11 “Discontinued Operations.”

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)         RELATED PARTY TRANSACTIONS

Michael Lister served as our Chief Executive Officer and Chief Operating Officer from October 2016 to November 2017. Doug Renegar served as our Senior Vice President of Franchise Operations from October 2016 to November 2017. Messrs. Lister and Renegar manage Famous Five Dining, a corporation that owns four franchised Famous Dave’s restaurants.

Anand D. Gala is a franchisee and currently serves as one of our directors. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations. Mr. Gala’s brother owns Altametrics, LLC, a software company to which we paid approximately $127,000 during the year ended January 1, 2017. In December 2017, due to significant negative cash flow and risk of restaurant closure, Mr. Gala requested and we approved a royalty abatement on two of his restaurants for three years, beginning in fiscal 2018. These restaurants will have an effective royalty rate of 2.5% for fiscal 2018, 3.5% for fiscal 2019, 4.0% for fiscal 2020 and return to 5.0% thereafter.

On November 10, 2017, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and between us and PW Partners, LLC (“PW Partners”).  Pursuant to the Purchase Agreement, we sold to PW Partners on behalf of its designated client, FS Special Opportunities I, L.P. (the “Purchaser’s Designee”), 418,169 shares of our common stock (the “Private Placement”). The Purchase Agreement provides further that PW Partners has assigned its rights under the Purchase Agreement to the Purchaser’s Designee; provided, however, that PW Partners retains its obligations under the Purchase Agreement.

On January 29, 2018, we entered into a Standby Purchase Agreement (the “Standby Purchase Agreement”) with PW Partners, in connection with the previously announced proposed non-transferable rights offering (the “Rights Offering”). The Standby Purchase Agreement provides that PW Partners will (a) exercise its non-transferable rights to subscribe for and purchase its pro rata amount of newly-issued shares of our common stock, at a price per share, which our board of directors has set at $3.50 per share (the “Subscription Price”), and (b) purchase in a private placement separate from the Rights Offering, at the Subscription Price and subject to the terms and conditions of the Standby Purchase Agreement, any shares of our common stock that are not subscribed for in the Rights Offering pursuant to our stockholders’ exercise of their rights. Notwithstanding the foregoing, the Standby Purchase Agreement also provides that PW Partners will not purchase shares of our common stock in an amount that would result in the Standby Purchaser beneficially owning 20% or more of the outstanding common stock after such purchase.

PW Partners is affiliated with PW Capital Management, LLC (“PW Capital”). Pursuant to the Purchase Agreement, Jeffery Crivello, the Chief Financial Officer of PW Capital, became our Chief Executive Officer, effective November 14, 2017.

On December 8, 2017, as a part of settlement of a legal dispute and distressed situation, we approved the transfer of seven franchise restaurants in Utah and Washington (the “Transferred Restaurants”) to an entity (the “Acquirer”) controlled by Charles Davidson, who is the beneficial owner of 19.2% of the Company as a result of his positions as the Co-founder, Chairman and Chief Investment Officer of Wexford Capital LP.

The previous franchisee of these seven restaurants experienced financial difficulties for more than one year and, at the time of the sale to the Acquirer, was more than one year in arrears with royalty, miscellaneous and national advertising fund payments that totaled approximately $1.4 million. The previous franchisee engaged a broker who marketed the franchise for several months, which resulted in two potential buyers, one of whom dropped out of the process. These stores were severely neglected, and this was determined to be the best path to economic recovery.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with settling the dispute with the previous franchisee, the Company collected $350,000 in cash from the previous franchisee. Pursuant to the settlement, we wrote off accounts receivable of approximately $1.0 million.

As part of the transaction, we agreed to certain concessions in order to facilitate the transfer of the Transferred Restaurants to the Acquirer and to incentivize the Acquirer to invest the funds necessary to improve the operations of the Transferred Restaurants and to provide innovation to the Famous Dave’s concept. The economic concessions consisted of the following:

•	A $500,000 repairs and maintenance credit (the “R&M Credit”), payable through a 50% reduction in required royalty payments until the credit is exhausted;
•

Royalty relief, in addition to the R&M Credit, of 2.0% in months one through 12 for an effective royalty rate of 3.0% and 1.0% in months 13 through 24 for an effective royalty rate of 4.0%, and a full royalty of 5.0% to be paid thereafter (“Royalty Relief”);

•	Development rights in the states of Utah and Washington in exchange for a commitment to open three restaurants before May 1, 2027; and,
•	Waiver of initial and future franchise fees and area development fees.

In addition to these economic concessions, we modified our standard franchise agreement to eliminate or limit certain obligations of Acquirer as a franchisee, including:

•	Waiver of reacquisition fees for two additional ten-year terms;
•	Acquirer will spend 1.0% of net sales on local marketing, as opposed to the standard 1.5%.

The following table outlines amounts received from related parties during the years ended December 31, 2017 and January 1, 2017:

	Year Ended
(in thousands)	December 31, 2017	January 1, 2017
Revenues and NAF contributions - Anand Gala	$1,935	$2,135
Revenues and NAF contributions - Michael Lister and Doug Renegar	493	500
Revenues and NAF contributions - Charles Davidson	54	—

The following table outlines accounts receivable, net from related parties as of December 31, 2017 and January 1, 2017:

(in thousands)	December 31, 2017	January 1, 2017
Accounts receivable, net - Anand Gala	$301	$370
Accounts receivable, net - Michael Lister and Doug Renegar	48	50
Accounts receivable, net - Charles Davidson	32	—

(17)         SUBSEQUENT EVENTS

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements except as noted below.

On January 30, 2018, we entered into a purchase and sale agreement to sell a vacant restaurant site in Glen Allen, Virginia for $765,000. The restaurant site was previously written down to net realizable value during the year ended December 31, 2017.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also on January 30, 2018, we completed the sale of the liquor license referenced in Note 4 “Property, Equipment and Leasehold Improvements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
			Credits to
			Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Year ended January 1, 2017:
Allowance for doubtful accounts	$246	$87	$(62)	$271
Reserve for lease termination costs	609	89	(104)	594
Reserve for corporate severance	20	170	(190)	—

Year ended December 31, 2017:
Allowance for doubtful accounts	$271	$1,599	$(1,278)	$592
Reserve for lease termination costs	594	3,150	(1,945)	1,799
Reserve for corporate severance	—	796	(441)	355

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: March 5, 2018	By:	/s/ Jeffery Crivello
Jeffery Crivello
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dexter A. Newman
Dexter A. Newman
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 5, 2018 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/ Jeffery Crivello	Director
Jeffery Crivello

/s/ Anand D. Gala	Director
Anand D. Gala

/s/ Eric S. Hirschhorn	Director
Eric S. Hirschhorn

/s/ Joseph M. Jacobs	Director
Joseph M. Jacobs

/s/ Charles W. Mooty	Director
Charles W. Mooty

/s/ Richard A. Shapiro	Director
Richard A. Shapiro

/s/ Bryan L. Wolff	Director
Bryan L. Wolff

EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, dated December 18, 2017, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S 1 filed on December 29, 2017.

3.2	Second Amended and Restated Bylaws, as amended by Amendment Nos. 1 and 2, incorporated by reference to Exhibit 3.3 to Form 10‑K, filed March 18, 2016.

10.1

Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB‑2 (File No. 333‑10675) filed on August 23, 1996

10.2	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10‑K filed March 14, 2008 †

10.3

Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 4, 2010, incorporated by reference to Exhibit 10.2 to Form 8‑K filed March 9, 2010

10.4

Letter amendment dated February 1, 2011, to the Second Amendment to the Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.11 to Form 10‑K filed March 18, 2011

10.5

First Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated July 5, 2011, incorporated by reference to Exhibit 10.1 to Form 8‑K filed July 5, 2011

10.6

Second Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated November 1, 2012, incorporated by reference to Exhibit 10.1 to Form 10‑Q filed November 2, 2012

10.7

Third Amendment to the Second Amended and Restated Credit Agreement by and between Wells Fargo Bank, National Association and Famous Dave’s of America, Inc., dated March 14, 2013, incorporated by reference to Exhibit 10.11 to Form 10‑K filed March 15, 2013

10.8	Fourth Amendment to the Second and Amended Restated Credit Agreement, incorporated by reference to Exhibit 10.1 to Form 10‑Q filed May 9, 2014

10.9

Third Amended and Restated Credit Agreement dated May 8, 2015 by and among Wells Fargo Bank, National Association, Famous Dave’s of America, Inc. and certain subsidiaries of Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.2 to Form 10‑Q filed May 8, 2015

10.10

Forbearance Agreement dated as of November 5, 2015 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.4 to Form 10‑Q filed November 6, 2015

10.11

First Amendment to Forbearance Agreement dated as of December 2, 2015 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to Form 8‑K filed December 4, 2015

Exhibit No.	Description

10.12

First Amendment to Third Amended and Restated Credit Agreement dated as of December 11, 2015 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s RIBS, Inc., Famous Dave’s RIBS-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to Form 8‑K filed December 11, 2015

10.13

Forbearance Agreement dated May 16, 2016 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to Form 10‑Q filed May 18, 2016

10.14

Waiver and Second Amendment to Third Amended and Restated Credit Agreement dated as of June 10, 2016 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s RIBS, Inc., Famous Dave’s RIBS-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to the Form 8‑K filed June 10, 2016

10.15

Forbearance Agreement dated November 9, 2016 by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Lake & Hennepin BBQ and Blues, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., and Famous Dave’s Ribs of Maryland, Inc., each as borrowers, and Wells Fargo Bank, National Association, as administrative agent and lender, incorporated by reference to Exhibit 10.1 to form 10‑Q filed November 16, 2016

10.16	Amended and Restated 2005 Stock Incentive Plan (as amended through January 21, 2013) incorporated by reference to Exhibit 10.6 to Form 10‑K filed March 15, 2013 †

10.17	Form of Director Restricted Stock Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10‑K filed March 13, 2015 †

10.18	Famous Dave’s of America, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10‑Q filed May 8, 2015 †

10.19	Amendment No. 1 to 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8‑K filed July 31, 2015 †

10.20	Amendment No. 2 to 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10‑Q filed November 6, 2015 †

10.21	Form 2013 – 2015 Performance Share Agreement, incorporated by reference to Exhibit 10.1 to Form 8‑K filed January 8, 2013 †

Schedule of Grants under Form of 2013 – 2015 Performance Share Agreement, incorporated by reference to Exhibit 10.2 to Form 8‑K filed January 8, 2013 †

10.22	Employment Letter dated May 19, 2014 between Famous Dave’s of America, Inc. and Richard A. Pawlowski, incorporated by reference to Exhibit 10.22 to Form 10‑K filed March 13, 2015 †

10.23	Stock Option Agreement dated June 2, 2014 between Famous Dave’s of America, Inc. and Richard A. Pawlowski, incorporated by reference to Exhibit 10.23 to Form 10‑K filed March 13, 2015 †

Exhibit No.	Description
10.24	Employment Agreement entered into on August 3, 2015 between Famous Dave’s of America, Inc. and Abelardo Ruiz, incorporated by reference to Exhibit 10.l to Form 8‑K filed August 7, 2015 †

10.25	Severance Agreement dated August 17, 2015 between Famous Dave’s of America, Inc. and Richard A. Pawlowski, incorporated by reference to Exhibit 10.l to Form 8‑K filed August 21, 2015 †

10.26	Stock Option Agreement dated August 31, 2015 between Famous Dave’s of America, Inc. and Abelardo Ruiz, incorporated by reference to Exhibit 10.29 to Form 10‑K filed March 18, 2016 †

10.27	Form of Indemnification Agreement between Famous Dave’s of America, Inc. and each of its directors and officers, incorporated by reference to Exhibit 10.2 to Form 10‑Q filed November 6, 2015

10.28	Schedule of directors and officers subject to Indemnification Agreements in the form of Exhibit 10.30, incorporated by reference to Exhibit 10.3 to Form 10‑Q filed November 6, 2015

10.29	Employment Agreement dated effective January 1, 2016 between Famous Dave’s of America, Inc. and Adam J. Wright, incorporated by reference to Exhibit 10.1 to Form 8‑K filed January 4, 2016 †

10.30	Stock Option Agreement dated January 1, 2016 between Famous Dave’s of America, Inc. and Adam J. Wright, incorporated by reference to Exhibit 10.33 to Form 10‑K filed March 18, 2016 †

10.31	Stock Option Agreement dated February 12, 2016 between Famous Dave’s of America, Inc. and Alfredo V. Martel, incorporated by reference to Exhibit 10.34 to Form 10‑K filed March 18, 2016 †

10.32	Employment Agreement dated effective April 11, 2016 between Famous Dave’s of America, Inc. and Dexter Newman, incorporated by reference to Exhibit 10.1 to Form 8‑K filed April 13, 2016 †

10.33	Stock Option Agreement dated April 11, 2016 between Famous Dave’s of America, Inc. and Dexter Newman, incorporated by reference to Exhibit 10.2 to Form 8‑K filed April 13, 2016 †

10.34	Employment Agreement dated October 11, 2016 between Famous Dave’s of America, Inc. and Michael Lister, incorporated by reference to Exhibit 10.1 to Form 8‑K filed October 17, 2016 †

10.35	Employment Agreement dated October 11, 2016 between Famous Dave’s of America and Doug Renegar, incorporated by reference to Exhibit 10.2 to form 10‑Q filed November 16, 2016 †

10.36	Loan Agreement dated December 2, 2016 among Famous Dave’s of America, Inc., Minwood Partners, Inc. and Venture Bank, incorporated by reference to Exhibit 10.1 to form 8‑K filed December 8, 2016

10.37

Promissory Note (Note 1) dated December 2, 2016 in principal amount of $3,700,000 from Famous Dave’s of America, Inc. and Minwood Partners, Inc. to Venture Bank, incorporated by reference to Exhibit 10.2 to form 8‑K filed December 8, 2016

10.38

Mortgage and Security Agreement and Fixture Financing Statement dated December 2, 2016 by Famous Dave’s of America, Inc. and Minwood Partners, Inc. to Venture Bank (Loan 1), incorporated by reference to Exhibit 10.3 to form 8‑K filed December 8, 2016

10.39

Loan Agreement dated December 2, 2016 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. and Venture Bank, incorporated by reference to Exhibit 10.4 to form 8‑K filed December 8, 2016

Exhibit No.	Description
10.40

Promissory Note (Note 2) dated December 2, 2016 in principal amount of $6,300,000 from Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc. and Lake & Hennepin BBQ & Blues, Inc. to Venture Bank, incorporated by reference to Exhibit 10.5 to form 8‑K filed December 8, 2016

10.41

Promissory Note (Note 3) dated December 2, 2016 in principal amount of $1,000,000 from Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc. and Lake & Hennepin BBQ & Blues, Inc. to Venture Bank, incorporated by reference to Exhibit 10.6 to form 8‑K filed December 8, 2016

10.42

Mortgage and Security Agreement and Fixture Financing Statement dated December 2, 2016 by Famous Dave’s of America, Inc. and Minwood Partners, Inc. to Venture Bank (Loan 2), incorporated by reference to Exhibit 10.7 to form 8‑K filed December 8, 2016

10.43

Security Agreement dated December 2, 2016 by Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc. and Lake & Hennepin BBQ & Blues, Inc. for the benefit of Venture Bank, incorporated by reference to Exhibit 10.8 to form 8‑K filed December 8, 2016

10.44

Pledge Agreement dated December 2, 2016 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. and Venture Bank, incorporated by reference to Exhibit 10.9 to form 8‑K filed December 8, 2016

10.45	Stock Purchase Agreement dated November 10, 2017 between Famous Dave’s of America, Inc. and PW Partners, LLC, incorporated by reference to Exhibit 10.1 to Form 8 K filed November 13, 2017

10.46	Registration Rights Agreement dated November 10, 2017 between Famous Dave’s of America, Inc. and PW Partners, LLC, incorporated by reference to Exhibit 10.2 to Form 8 K filed November 13, 2017

10.47	Employment Agreement dated November 14, 2017 between Famous Dave’s of America, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.3 to Form 8 K filed November 13, 2017 †

10.48

Asset Purchase Agreement dated November 1, 2017 among Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Commonwealth Blue Ribbon Restaurants, LLC and Capital Blue Ribbon Restaurants, LLC, incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S 1 filed on December 29, 2017

10.49

Asset Purchase Agreement (and supplemental letter agreement) dated November 1, 2017 between Famous Dave’s Ribs of Maryland, Inc. and Capital Blue Ribbon Restaurants, LLC, incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S 1 filed on December 29, 2017

10.50

Amendment dated January 29, 2018 to Employment Agreement dated November 14, 2017 between Famous Dave’s of America, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.2 to Form 8 K filed January 29, 2018 †

10.51	Employment Agreement dated April 13, 2016 between Famous Dave’s of America, Inc. and Geovannie Concepcion, incorporated by reference to Exhibit 10.3 to Form 8 K filed January 29, 2018 †

10.52

Amendment dated January 29, 2018 to Employment Agreement dated April 13, 2016 between Famous Dave’s of America, Inc. and Geovannie Concepcion, incorporated by reference to Exhibit 10.4 to Form 8 K filed January 29, 2018 †

Exhibit No.		Description
10.53		Standby Purchase Agreement, between Famous Dave’s of America, Inc. and PW Partners, LLC, dated January 29, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 29, 2018

10.54	*	Employment Agreement dated February 12, 2018 between Famous Dave’s of America, Inc. and Paul M. Malazita †

21.0	*	Subsidiaries of Famous Dave’s of America, Inc.

23.1	*	Consent of Grant Thornton LLP

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*    Filed herewith

†    Management compensatory plan