Form 10-Q
period 2018-04-01
FAMOUS DAVES OF AMERICA INC
filed 2018-05-14
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

As of May 11, 2018, 9,069,358 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 1, 2018 AND DECEMBER 31, 2017

(in thousands, except per share data)
(Unaudited)

ASSETS
Current assets:	April 1, 2018	December 31, 2017
Cash and cash equivalents	$8,924	$8,836
Restricted cash	1,249	1,590
Accounts receivable, net of allowance for doubtful accounts of $429,000 and $592,000, respectively	4,429	3,768
Inventories	594	633
Prepaid income taxes and income taxes receivable	385	689
Prepaid expenses and other current assets	1,308	793
Assets held for sale	677	475
Total current assets	17,566	16,784

Property, equipment and leasehold improvements, net	10,326	11,442

Other assets:
Intangible assets, net	1,431	1,840
Deferred tax asset, net	6,402	5,823
Other assets	1,298	1,018
	$37,023	$36,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$2,387	$1,307
Accounts payable	4,397	4,365
Accrued compensation and benefits	1,166	1,545
Other current liabilities	2,688	3,118
Total current liabilities	10,638	10,335

Long-term liabilities:
Long-term debt, less current portion	7,738	7,932
Financing lease obligation, less current portion	—	1,196
Other liabilities	5,454	3,963
Total liabilities	23,830	23,426

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 7,467 and 7,376 shares issued and outstanding at April 1, 2018 and December 31, 2017, respectively	71	70
Additional paid-in capital	1,895	1,460
Retained earnings	11,227	11,951
Total shareholders’ equity	13,193	13,481
	$37,023	$36,907

See accompanying notes to consolidated financial statements.

-  3  -

CONSOLIDATED STATEMENTS OF OPERATIONS

APRIL 1, 2018 AND APRIL 2, 2017

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Revenue:
Restaurant sales, net	$8,713	$12,949
Franchise royalty and fee revenue	3,408	3,782
Franchisee national advertising fund contributions	469	—
Licensing and other revenue	254	217
Total revenue	12,844	16,948

Costs and expenses:
Food and beverage costs	2,717	3,934
Labor and benefits costs	3,196	4,808
Operating expenses	2,841	4,106
Depreciation and amortization	393	563
General and administrative expenses	1,874	4,548
National advertising fund expenses	469	—
Asset impairment, estimated lease termination (income) charges and other closing costs, net	(104)	1,133
Net (gain) loss on disposal of property	(1)	1
Total costs and expenses	11,385	19,093

Income (loss) from operations	1,459	(2,145)

Other income (expense):
Interest expense	(145)	(187)
Interest income	5	—
Total other expense	(140)	(187)

Income (loss) before income taxes	1,319	(2,332)

Income tax (expense) benefit	(321)	904

Net income (loss) from continuing operations	998	(1,428)
Net income from discontinued operations, net of tax	—	182
Net income (loss)	$998	$(1,246)

Income (loss) per common share:
Basic net income (loss) per share - continuing operations	$0.13	$(0.21)
Basic net income per share - discontinued operations	—	0.03
Basic net income (loss) per share	$0.13	$(0.18)
Diluted net income (loss) per share - continuing operations	$0.13	$(0.21)
Diluted net income per share - discontinued operations	—	0.03
Diluted net income (loss) per share	$0.13	$(0.18)
Weighted average shares outstanding - basic	7,407	6,954
Weighted average shares outstanding - diluted	7,407	6,954

See accompanying notes to consolidated financial statements.

-  4  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

APRIL 1, 2018

(in thousands, except share data)

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance - December 31, 2017	7,376	$70	$1,460	$11,951	$13,481
Cumulative effect of change in accounting principle	—	—	—	(1,722)	(1,722)
Exercise of stock options	76	1	303	—	304
Stock-based compensation	15	—	132	—	132
Net income	—	—	—	998	998
Balance - April 1, 2018	7,467	$71	$1,895	$11,227	$13,193

See accompanying notes to consolidated financial statements

-  5  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

APRIL 1, 2018 AND APRIL 2, 2017

(in thousands)

(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Cash flows from operating activities:
Net income (loss) from continuing operations	$998	$(1,428)
Adjustments to reconcile net income (loss) to cash flows provided by operations:
Depreciation and amortization	393	563
(Gain) loss from asset impairment and estimated lease termination and other closing costs	(185)	662
Net (gain) loss on disposal of property	(1)	1
Amortization of deferred financing costs	10	7
Amortization of lease interest assets	9	9
Deferred income taxes	—	348
Deferred rent	(168)	137
Bad debts (recovery) expense	(147)	57
Stock-based compensation	47	107
Changes in operating assets and liabilities:
Restricted cash	341	(82)
Accounts receivable, net	61	(309)
Inventories	39	67
Prepaid income taxes and income taxes receivable	304	(1,314)
Prepaid expenses and other current assets	(515)	(629)
Other assets	178	28
Accounts payable	32	988
Accrued compensation and benefits	(441)	536
Other current liabilities	(289)	673
Other liabilities	(149)	(79)
Cash flows provided by continuing operating activities	517	342
Cash flows provided by discontinued operating activities	—	522
Cash flows provided by operating activities	517	864

Cash flows from investing activities:
Proceeds from the sale of assets	1	—
Advances on notes receivable	(458)	—
Purchases of property, equipment and leasehold improvements	(41)	(92)
Cash flows used for continuing investing activities	(498)	(92)
Cash flows used for discontinued investing activities	—	(12)
Cash flows used for investing activities	(498)	(104)

Cash flows from financing activities:
Payments for debt issuance costs	—	(15)
Payments on long-term debt and financing lease obligations	(320)	(330)
Proceeds from exercise of stock options	389	—
Cash flows provided by (used for) financing activities	69	(345)

Increase in cash and cash equivalents	88	415
Cash and cash equivalents, beginning of period	8,836	4,450
Cash and cash equivalents, end of period	$8,924	$4,865

-  6  -

	Three Months Ended
	April 1, 2018	April 2, 2017
Supplemental Disclosures
Cash paid for interest	$128	$179
Cash paid for income taxes, net	—	37

Non-cash investing and financing activities:
Change in deferred taxes, recognized in additional paid-in capital	$—	$55

See accompanying notes to consolidated financial statements.

-  7  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated in Minnesota on March 14, 1994. The Company develops, own, operates and franchises restaurants under the name "Famous Dave’s." As of April 1, 2018, there were 152 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, including 16 Company-owned restaurants and 136 franchise-operated restaurants. An additional 59 franchise-operated restaurants were committed to be developed through signed area development agreements as of April 1, 2018.

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited consolidated financial statements represent the consolidated financial statements of the Company and its subsidiaries as of April 1, 2018 and December 31, 2017 and for the three months ended April 1, 2018 and April 2, 2017. The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017, as filed with the SEC on March 5, 2018.

Due to the seasonality of the Company’s business, revenue and operating results for the three months ended April 1, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net income (loss) for any of the periods presented.

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $6.4 million and $5.8 million as of April 1, 2018 and December 31, 2017, respectively. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of April 1, 2018, the Company concluded that the DTA is fully realizable and that a valuation allowance was not considered necessary; however, the Company will continue to evaluate the asset on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended
	April 1,	April 2,
	2018	2017
Effective tax rate	24.3%	38.8%

The net decrease in the effective tax rate for the three months ended April 1, 2018 was primarily a result of federal tax reform, signed into law on December 22, 2017, which reduced the Company’s federal statutory tax rate to 21%. The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The Company’s estimates are based on the information available at the time that the Company prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

-  8  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash and marketing fund

The Company has a system-wide marketing development fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts. The assets held by this fund are considered to be restricted. Accordingly, the Company reflects the cash related to this fund within restricted cash and reflects the liability within accounts payable on the Company’s consolidated balance sheets. The Company had approximately $1 million and $1.3 million in this fund as of April 1, 2018 and December 31, 2017, respectively.

In conjunction with the Company’s credit agreements, the Company has deposited amounts for undrawn letters of credit in cash collateral accounts. The Company had approximately $246,000 and $298,000 in restricted cash as of April 1, 2018 and December 31, 2017, respectively, related to these undrawn letters of credit.

Concentrations of Credit Risk

As of April 1, 2018, the Company had receivables from a franchisee of approximately $454,000.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers. The FASB issued ASU No. 2016‑08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016‑10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016, ASU 2016‑11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014‑09 and 2014‑16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016‑12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014‑09 until annual and interim periods beginning on or after December 15, 2017. The new guidance permits the use of either a full retrospective or modified retrospective transition method and early adoption was permitted. The Company has adopted this standard beginning with fiscal year 2018 utilizing the modified retrospective transition method, applied to all contracts.

The new guidance did not impact the timing of revenue recognition on franchise royalty revenues, restaurant and merchandise sales or licensing revenue. Although the recognition of contributions from franchisees to the Company’s system-wide Public Relations and Marketing Development Fund (the “NAF”) did not change, the Company, beginning in fiscal 2018, now reports these contributions on a gross basis within the franchisee national advertising fund contributions line item on the consolidated statements of operations.

Beginning in fiscal 2018, the Company recognizes franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the opening of a new restaurant or upon the execution of a renewal of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize the Company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement.

Area development fees are deferred until a new restaurant is opened pursuant to the area development agreement, at which time revenue is recognized on a straight-line basis over the life of the franchise agreement. Cash payments for area development agreements are typically due when an area development agreement has been executed. Gift card breakage revenue is recognized proportionately as gift cards are redeemed utilizing an estimated breakage rate based on the Company’s historical experience. Gift card breakage revenue is reported within the licensing and other revenue line item of the consolidated statements of operations.

The Company’s revenue is generally disaggregated within the consolidated statements of operations; however, within the franchise fee revenue line item of the consolidated statements of operations, the Company recognized approximately $56,000 of franchise fee revenue related to the adoption of the new revenue standard during the three months ended April 1, 2018. Gift card breakage revenue was not material to the Company’s consolidated financial statements. The Company recognized revenue related to gift cards of approximately $108,000 during the three months ended April 1, 2018, which is reflected in the restaurant sales, net, line item of its consolidated statements of operations. Gift cards payable of approximately $900,000 is expected to be recognized as revenue over the next 12 months.

-  9  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of the adoption of the new revenue standard on the Company’s previously reported consolidated balance sheets:

	December 31, 2017	New revenue standard adjustments	January 1, 2018
Deferred tax asset, net	$5,823	$579	$6,402
Other current liabilities	3,118	224	3,342
Other liabilities	3,963	2,077	6,040
Retained earnings	11,951	(1,722)	10,229

The increases to other current liabilities and other liabilities relate to deferred franchise fee revenue. The increase to deferred tax asset, net is related to the tax effects of these adjustments to deferred franchise fee revenue. These adjustments resulted in a net decrease to retained earnings as of the adoption date.

Contract liabilities consist of deferred revenue resulting from franchise fees paid by franchisees. We classify these liabilities within other current liabilities and other liabilities within our consolidated balance sheets based on the expected timing of revenue recognition associated with these liabilities. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and April 1, 2018:

(in thousands)
Balance, January 1, 2018	$2,370
Revenue recognized	(56)
Balance, April 1, 2018	$2,314

The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of April 1, 2018:

(in thousands)
Fiscal Year
2018	$169
2019	225
2020	218
2021	206
2022	190
Thereafter	1,306
Total	$2,314

Adoption of the new revenue standard had no impact on the Company’s cash flows from operating, investing or financing activities.

Recently Issued Accounting Pronouncements

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

(2)          Intangible Assets, net

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite-lived assets and are not subject to amortization. The lease interest assets are amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease.

-  10  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s intangible assets as of April 1, 2018 and December 31, 2017, respectively, are presented in the table below:

(in thousands)	April 1, 2018	December 31, 2017
Lease interest assets, gross carrying amount	$1,091	$1,091
Lease interest assets, accumulated amortization	(295)	(286)
Lease interest assets, net carrying amount	796	805
Liquor licenses	635	1,035
Intangible assets, net	$1,431	$1,840

The following table provides the projected future amortization of lease interest assets for the next five years, as of April 1, 2018:

(in thousands)	April 1, 2018
Fiscal 2018	$27
Fiscal 2019	36
Fiscal 2020	36
Fiscal 2021	36
Fiscal 2022	36
Thereafter	625
$796

(3)          Long-Term Debt and Financing Lease Obligations

Long-term debt

Long-term debt consisted approximately of the following at:

(in thousands)	April 1, 2018	December 31, 2017
Real Estate Loan	$3,550	$3,581
Term Loan	5,315	5,515
Less: deferred financing costs	(216)	(224)
Less: current portion of long-term debt	(911)	(940)
Long-term debt, less current portion	$7,738	$7,932

The weighted-average interest rate of debt outstanding as of April 1, 2018 and December 31, 2017 was 4.50% and 4.27%, respectively.

The Company is subject to various financial and non-financial covenants on its long-term debt, including a debt-service coverage ratio. As of April 1, 2018, the Company was in compliance with all of its covenants.

Financing Lease Obligation

Financing lease obligations consisted of the following at:

(in thousands)	April 1, 2018	December 31, 2017
Financing lease obligation	$1,487	$1,576
Less: deferred financing costs	(10)	(13)
Less: current portion of financing lease obligation	(1,477)	(367)
Financing lease obligation, less current portion	$—	$1,196

-  11  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	April 1, 2018	December 31, 2017
Prepaid expenses	$631	$362
Prepaid insurance	329	225
Deferred offering costs	348	206
	$1,308	$793

(5)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	April 1, 2018	December 31, 2017
Gift cards payable	$900	$1,000
Miscellaneous other current liabilities	772	668
Lease reserves, current	409	1,165
Sales tax payable	250	242
Accrued real estate tax	115	26
Deferred franchise fees	225	—
Accrued property and equipment purchases	17	17
Other current liabilities	$2,688	$3,118

(6)         Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	April 1, 2018	December 31, 2017
Deferred rent	$2,295	$2,463
Deferred franchise fees	2,089	—
Miscellaneous other liabilities	611	730
Asset retirement obligations	119	119
Accrual for uncertain tax position	15	15
Long term lease reserve	201	514
Long term deferred compensation	124	122
Other liabilities	$5,454	$3,963

(7)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. There were no shares available for grant pursuant to either of the Plans as of April 1, 2018. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. For purposes of earnings per share, there were approximately 430,000 and 614,000 stock options outstanding as of April 1, 2018 and April 2, 2017, respectively that were not included in the computation of diluted EPS because their impact was antidilutive. As of April 1, 2018, the total compensation cost related to unvested stock option awards was approximately $459,000, which is expected to be recognized over a period of approximately 2.65 years

Stock options granted to employees and directors generally vest over two to five years, in monthly or annual installments, as outlined in each agreement. Options generally expire ten years from the date of grant. Compensation expense equal to the grant date fair value of the options is recognized in general and administrative expense over the applicable service period.

-  12  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The incentive compensation of the Company’s Chief Executive Officer is tied to increases in the Company’s share price and calls for the issuance of freely tradable shares of the Company’s common stock upon the achievement of certain milestones.

The Company utilizes the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the date of grant.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method as outlined in ASC 718.
•	Expected dividend – The rate of dividends that the Company expects to pay over the term of the stock option.
•	Volatility – Actual volatility over the most recent historical period equivalent to the expected life of the option.
•	Risk-free interest rate – The daily United States Treasury yield curve rate.

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three months ended April 1, 2018 and April 2, 2017, respectively, as follows:

	Three Months Ended
(in thousands)	April 1, 2018	April 2, 2017
Stock options	$47	$100
Restricted stock	—	7
	$47	$107

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at December 31, 2017	539	$6.60	6.6
Granted	20	7.05
Exercised	(85)	5.39
Forfeited or expired	(44)	6.23
Options outstanding at April 1, 2018	430	$6.78	6.6

	Three Months Ended
	April 1, 2018	April 2, 2017
Weighted-average fair value of options granted during the period	$3.39	$2.93
Expected life (in years)	6.1	5.0
Expected dividend	$—	$—
Expected stock volatility	46.66%	65.70%
Risk-free interest rate	2.7%	2.0%

(8)        Asset Impairment and Estimated Lease Termination and Other Closing Costs

The following is a summary of asset impairment, estimated lease termination, and other closing costs for the three months ended April 1, 2018 and April 2, 2017. These costs are included in asset impairment and estimated lease termination and other closing costs in the consolidated statements of operations.

	Three Months Ended
(dollars in thousands)	April 1, 2018	April 2, 2017
Asset impairments, net	$150	$(56)
Lease termination (income) charges and related costs	(433)	1,182
Restaurant closure expenses	179	7
Asset impairment, estimated lease termination (income) charges and other closing costs	$(104)	$1,133

-  13  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)        Fair Value Measurements

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

The following table summarizes property and equipment, net and assets held for sale, measured at fair value in the Company’s consolidated balance sheets as of April 1, 2018 and December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at April 1, 2018
Assets
Assets held for sale	$—	$677	$—	$677

Balance at December 31, 2017
Assets
Property and equipment, net	$—	$—	$828	$828

Assets held for sale at April 1, 2018 were recorded at fair value and were valued based upon negotiated sale price (Level 2). Property and equipment, net recorded at fair value was valued based upon a broker’s estimate of value or estimated discounted future cash flows (Level 3). These assets were adjusted to net realizable value based upon the decision to dispose of the property.

(10)        Discontinued Operations

On November 1, 2017, the Company entered into agreements to sell eight restaurants in Maryland and Virginia (the “Mid-Atlantic Restaurants”) to Commonwealth Blue Ribbon Restaurants LLC and Capital Blue Ribbon Restaurants LLC (the “Mid-Atlantic Purchasers”). Pursuant to the first agreement (“Seven Restaurants Agreement”), the contract purchase price was $2,350,000 and included a repairs and maintenance credit of $750,000, which must be exhausted within one year. Also pursuant to the Seven Restaurants Agreement, the Company and the Mid-Atlantic Purchasers entered into a line of credit agreement for a maximum of $750,000 (the “LOC Agreement”) on which the Mid-Atlantic Purchasers can draw funds to pay for necessary repairs and maintenance work. The LOC Agreement has a four-year term with interest payable at a rate of 4.25% per annum. As of April 1, 2018, the outstanding balance on the LOC Agreement was approximately $458,000.

-  14  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the second agreement (the “Frederick Agreement”) to effect the sale of the Company’s Frederick, Maryland (“Frederick”) restaurant to Capital Blue Ribbon Restaurants, LLC, the contract purchase price for Frederick shall be an amount equal to (i) 50% of the rent, fees, charges, taxes and other amounts payable to the landlord or another third party pursuant to the lease agreement, plus (ii) 50% of that portion of Frederick’s EBITDA (as defined in the Frederick APA) attributable to Frederick that exceeds $25,000 in any 12-month period and $37,500 in any 18-month period; however, the Company has guaranteed the 12-month and 18-month EBITDA performance of Frederick. The Company expects to recognize a liability and corresponding expense related to this guarantee based on the amount that the Company would owe to the Mid-Atlantic Purchasers in the event that the restaurant was closed. As of April 1, 2018, the Company had reserved approximately $54,000 related to this guarantee.

The Mid-Atlantic Purchasers also purchased the inventory and petty cash on hand of the Mid-Atlantic Restaurants as of the closing date. The transaction resulted in the Company’s complete exit from the Mid-Atlantic market. There were no assets or liabilities related to the Mid-Atlantic Restaurants remaining as of April 1, 2018 or December 31, 2017.

The following table provides certain information from the Company’s consolidated statements of operations related to the Mid-Atlantic Restaurants:

	Three Months Ended
(in thousands)	April 1, 2018	April 2, 2017
Restaurant sales, net	$—	$5,027
Cost of sales	—	(4,631)
General and administrative expenses	—	(45)
Depreciation and amortization	—	(193)
Operating income	—	158
Gain (loss) on disposal attributable to discontinued operations	—	—
Income attributable to discontinued operations, before tax	—	158
Income attributable to discontinued operations, tax effect	—	24
Income attributable to discontinued operations, net of tax	$—	$182

(11)        Variable Interest Entities

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

On August 11, 2015, the Company consummated the sale of its Greenwood, Indiana restaurant. In conjunction with that agreement, the Company entered into a lease assignment agreement with the purchaser and landlord, releasing the Company of its obligations except in the event of default by the purchaser. As of April 1, 2018, the amount of the future lease payments for which the Company would be liable in the event of a default are approximately $74,000. An accrual related to any future obligation was not considered necessary as of April 1, 2018 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On March 1, 2016, the Company consummated the sale of its Chicago, Illinois-area restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of April 1, 2018, the amount of the future lease payments for which the company would be liable in the event of a default is approximately $566,000. As of April 1, 2018, the Company had accrued approximately $499,000 related to the future obligations of these restaurants. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

-  15  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2017, the Company sold its Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, the Company remained the primary obligor of the lease. As of April 1, 2018, the amount of future lease payments for which the Company would be liable in the event of a default are approximately $711,000. An accrual related to the future lease obligation was not considered necessary as of April 1, 2018. See Note 10 “Discontinued Operations.”

(12)        Litigation

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

On July 28, 2015, this group of former franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329 alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs are seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees. The Company has not recognized a liability with respect to the Plaintiffs’ claim because the Company does not believe that it is probable that it will incur a related material loss as of April 1, 2018. Famous Dave’s intends to vigorously defend against these claims.  No trial date has been set as of yet.

(13)        Related Party Transactions

Anand D. Gala is a franchisee of the Company and currently serves as a director of the Company. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations.

Charles Davidson is a franchisee of the Company and is the beneficial owner of approximately 18.7% of the Company’s common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital. The Company recently completed a rights offering, in which Wexford Capital purchased 352,845 shares of the Company’s common stock. See Note 14 “Subsequent Events.”

-  16  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines amounts received from related parties during the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
(in thousands)	April 1, 2018	April 2, 2017
Revenues and NAF contributions - Anand Gala	$382	$494
Revenues and NAF contributions - Charles Davidson	75	—

The following table outlines accounts receivable from related parties as of April 1, 2018 and December 31, 2017:

(in thousands)	April 1, 2018	December 31, 2017
Accounts receivable, net - Anand Gala	$275	$301
Accounts receivable, net - Charles Davidson	30	32

(14)        Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements, except as noted below.

Rights Offering

On April 16, 2018, the Company, through a rights offering, sold 1,581,831 shares of common stock at $3.50 per share, which resulted in total gross proceeds to the Company of approximately $5.5 million. The Company used a portion of the proceeds from the rights offering to repay $1.0 million of the outstanding balance on its Term Loan on April 23, 2018.

Virginia Commons

On May 8, 2018, the Company effected the sale of a vacant property in Richmond, Virginia for a contract purchase price of $720,000.

-  17  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the periods presented:

	Three Months Ended	Three Months Ended
	April 1, 2018	April 2, 2017
Company-owned restaurants:
Beginning of period	16	37
New	—	—
Refranchised	—	—
Closed	—	(2)
End of period	16	35
% of system	11%	20%
Franchise-operated restaurants:
Beginning of period	134	139
New	2	—
Refranchised	—	—
Closed	—	(1)
End of period	136	138
% of system	89%	80%
System end of period total	152	173

During the three months ended April 1, 2018, we opened two franchise-operated restaurants in El Paso, Texas and Fort Mill, South Carolina.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 30, 2018 (fiscal 2018) and December 31, 2017 (fiscal 2017) are both 52 week fiscal years.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty payments. Currently, our domestic area development fee for domestic growth consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements, the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant. Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners.

Beginning in fiscal 2018, we adopted Accounting Standards Codification 606 – Revenue from Contracts with Customers, which changed the way that we recognize revenue related to area development and franchise fees. A more detailed discussion of our implementation can be found in Note 1 “Basis of Presentation” to the accompanying unaudited consolidated financial statements.

-  18  -

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

Results of Operations – Three Months ended April 1, 2018 compared to the Three Months Ended April 2, 2017.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017.

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Three Months Ended
	April 1,	April 2,
	2018	2017
Food and beverage costs(1)	31.2%	30.4%
Labor and benefits costs(1)	36.7%	37.1%
Operating expenses(1)	32.6%	31.7%
Restaurant level operating margin(1)(3)	(0.5)%	0.8%
Depreciation and amortization expenses (2)	3.1%	3.3%
General and administrative(2)	14.6%	26.8%
Income (loss) from continuing operations(2)	11.4%	(12.7)%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for Company-owned restaurants for the three months ended April 1, 2018 increased 5.2% compared to 2017. Same store net sales for Company-owned restaurants for the three months ended April 2, 2017 decreased 3.3% compared to 2016. As of April 1, 2018 and April 2, 2017, there were 16 and 35 restaurants in the same store sales base, respectively.

Same store net sales for franchise-operated restaurants for the three months ended April 1, 2018 declined 1.6% compared to 2017. Same store net sales for franchise-operated restaurants for the three months ended April 2, 2017 declined 4.9% compared to 2016.

-  19  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Total Revenue

Our components of and changes in revenue consisted of the following for the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	April 1,	April 2,
(dollars in thousands)	2018	2017	$ Change	% Change
Revenue:
Restaurant sales, net	$8,713	$12,949	$(4,236)	(32.7)%
Franchise royalty revenue	3,408	3,782	(374)	(9.9)%
Franchisee national advertising fund contributions	469	—	469	100.0
Licensing and other revenue	254	217	37	17.1%
Total revenue	$12,844	$16,948	$(4,104)	(24.2)%

Restaurant Sales, net

The decline in year-over-year restaurant sales, net for the three months ended April 1, 2018 was primarily a result of the closure of 12 Company-owned restaurants. The impact of these closures was partially offset by a 5.2% increase in same-store sales.

On a weighted basis, Dine-In and Catering sales decreased by 0.6% and 0.2%, respectively, while To-Go sales increased by 6.0%, for the three months ended April 1, 2018, driven by third-party delivery sales. As a percentage of Dine-In sales, our adult beverage sales at our Company-owned restaurants were approximately 12.3% and 12.0% for the three months ended April 1, 2018 and April 2, 2017, respectively, an increase of 2.5%.

Franchise-Related Revenue, including national advertising fund contributions

The declines in franchise-related revenue for the three months ended April 1, 2018, as compared to the first quarter of fiscal 2017 was primarily related to the net closure of two franchise operated restaurants, a decline in franchise-operated same store sales of 1.6% and royalty abatements agreed upon to facilitate the transfer of certain of our franchise-operated restaurants to new operators, who have committed to investing necessary resources to refresh these transferred stores.

In fiscal 2017, we rolled out several initiatives, aimed at driving traffic and improving sales, to our Company-owned stores that are in various stages of implementation throughout our franchise system. Additionally, we continue to focus our resources on innovations to provide new avenues for our franchisees to improve their net sales and operating performance. We also believe that the strategic, temporary royalty abatement on certain of the stores in our system that transferred to new owners in 2017, to allow these owners to invest in necessary repairs and maintenance work, will help to improve those stores’ performance in the future.

Licensing and Other Revenue

For the three months ended April 1, 2018, licensing royalty revenue was approximately $254,000 compared to approximately $217,000 for the comparable period of fiscal 2017, an increase of approximately 17.1%.

-  20  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales and Company-owned and franchise-operated operating weeks for the periods presented:

	Three Months Ended
	April 1, 2018	April 2, 2017
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$45,081	$46,092
Company-Owned	41,888	38,827
Full-Service	44,898	39,867
Counter-Service	35,267	32,460

Operating Weeks:
Franchise-Operated	1,755	1,788
Company-Owned	208	463

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

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	April 1,	April 2,
(dollars in thousands)	2018	2017	$ Change	% Change
Food and beverage costs	$2,717	$3,934	$(1,217)	(30.9)%

Food and beverage costs for the three months April 1, 2018 and April 2, 2017 represented approximately 31.2% and 30.4% of net restaurant sales, respectively. This year-over-year increase, as a percentage of net restaurant sales, was primarily driven by commodity cost inflation.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	April 1,	April 2,
(dollars in thousands)	2018	2017	$ Change	% Change
Labor and benefits costs	$3,196	$4,808	$(1,612)	(33.5)%

Labor and benefits costs for the three months April 1, 2018 and April 2, 2017 represented approximately 36.7% and 37.1% of net restaurant sales, respectively. The year-over-year decline, as a percentage of net restaurant sales, was primarily driven by efficiencies realized via the implementation of our optimal labor scheduling platform that helps managers to more effectively and efficiently schedule front of house and back of house labor.

-  21  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Operating Expenses

Our operating expenses consisted of the following for the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	April 1,	April 2,
(dollars in thousands)	2018	2017	$ Change	% Change
Operating expenses	$2,841	$4,106	$(1,265)	(30.8)%

Operating expenses for the three months April 1, 2018 and April 2, 2017 represented approximately 32.6% and 31.7% of net restaurant sales, respectively. The primary drivers of the increase, as a percentage of net restaurant sales, were increased repairs and maintenance and advertising expenses, as well as a smaller restaurant base over which fixed costs are allocated. As we prioritize refreshing our brand and restaurants, we expect that our other restaurant operating expenses will be elevated, as a percentage of net restaurant sales, compared to the prior year.

Depreciation and Amortization

Depreciation and amortization expense for the three months April 1, 2018 and April 2, 2017 represented approximately 3.1% and 3.2% of total revenues, respectively.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	April 1,	April 2,
(dollars in thousands)	2018	2017	$ Change	% Change
General and administrative expenses	$1,874	$4,548	$(2,674)	(58.8)%

General and administrative expenses for the three months ended April 1, 2018 and April 2, 2017 represented approximately 14.6% and 26.8% of total revenues, respectively. In November 2017, we disclosed our intention to align our general and administrative expense structure to be commensurate with that of a more dedicated franchisor, and reduce overhead strategically as we reduced our Company-owned restaurant count from 37 restaurants at the beginning of fiscal 2017 to 16 restaurants at the beginning of fiscal 2018. The decreases to general and administrative expenses primarily related to reduced legal and professional fees, occupancy costs at our corporate office and compensation expense. We also incurred severance expenses during the first quarter of fiscal 2017 that did not recur for the first quarter of fiscal 2018. Throughout the remainder of fiscal 2018, we expect to hire additional team members focused on research and development and franchisor services.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended
(dollars in thousands)	April 1, 2018	April 2, 2017
Asset impairments, net	$150	$(56)
Lease termination (income) charges and related costs	(433)	1,182
Restaurant closure expenses	179	7
Asset impairment, estimated lease termination (income) charges and other closing costs	$(104)	$1,133

-  22  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

During the three months ended April 1, 2018, we recognized a gain in asset impairment, estimated lease termination and other closing costs related to our success in settling lease disputes with landlords of closed stores for less than anticipated. This gain was partially offset by restaurant closure expenses related to the winding down of obligations related to the stores that we closed or sold during fiscal 2017. Asset impairments, net were primarily related to a vacant property in Richmond, Virginia that we sold subsequent to the end of the first quarter of fiscal 2018 as well as liabilities incurred related to the Frederick Agreement.

Other Expense, Net

Other expense, net for the three months ended April 1, 2018 was primarily related to interest expense of approximately $145,000, partially offset by interest income of $5,000. For the three months ended April 2, 2017, interest expense was approximately $187,000. This year-over-year decline was primarily a result of a lower average outstanding balance on our long-term debt and financing lease obligations, partially offset by an increased weighted-average interest rate.

Income Tax (Expense) Benefit

Income tax expense for the three months ended April 1, 2018 was approximately $321,000, or 24.3% of our pretax income. Income tax benefit for the three months ended April 2, 2017 was approximately $904,000, or 38.8% of our pretax loss. The decrease in the effective tax rate was primarily a result of tax reform, signed into law on December 22, 2017, which decreased our federal statutory tax rate from 34.0% to 21.0%.

Basic and Diluted Net Loss per Common Share

Net income for the three months ended April 1, 2018 was $998,000, or $0.13 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the three months ended April 1, 2018 was 7,407,000. Net loss from continuing operations for the three months ended April 2, 2017 was approximately $1.4 million, or ($0.21) per basic and diluted share. Net income from discontinued operations per basic and diluted share for the three months ended April 2, 2017 was $0.03 per share. There were 6,954,000 basic and diluted weighted-average shares outstanding for the three months ended April 2, 2017.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $8.9 million and $8.8 million as of April 1, 2018 and December 31, 2017, respectively. We expect to utilize cash on hand and cash received from our rights offering to reinvest into our brand, including refreshing current corporate stores and the development of a new concept. Subsequent to April 1, 2018, we repaid $1.0 million on our Term Loan.

Our current ratio, which measures our immediate short-term liquidity, was 1.65 as of April 1, 2018, compared with 1.62 as of December 31, 2017. The current ratio is computed by dividing total current assets by total current liabilities. The increase in our current ratio was primarily due to increases in our cash and cash equivalents, accounts receivable, net and prepaid expenses and other current assets, partially offset by increases in the current portion of long-term debt and financing lease obligations.

Net cash provided by operating activities for the three months ended April 1, 2018 was approximately $517,000, which reflects net income of approximately $998,000 decreased by non-cash charges of approximately $53,000. Changes in operating assets and liabilities for the three months ended April 1, 2018 primarily included cash outflows for prepaid expenses and other current assets of approximately $515,000 and accrued compensation and benefits of $441,000. These cash outflows were partially offset by cash inflows related to a decrease in restricted cash of $341,000 and a decrease in prepaid income taxes and income taxes receivable of $304,000.

Net cash provided by continuing operating activities for the three months ended April 2, 2017 was approximately $342,000, reflecting a net loss of approximately $1.4 million increased by non-cash charges of approximately $1.9 million. Changes in operating assets and liabilities included cash outflows from an increase in prepaid income taxes and income taxes receivable of $1.3 million and prepaid expenses and other current assets of $629,000. These cash outflows were partially offset by an increase in accounts payable of approximately $988,000 and an increase in other current liabilities of $673,000. We also had cash inflows from discontinued operating activities of $522,000.

Net cash used for investing activities was approximately $498,000 for the three months ended April 1, 2018, related to advances on notes receivable of $458,000 and the purchase of property, equipment and leasehold improvements of $41,000. Net cash used for continuing investing activities was $92,000 for the three months ended April 2, 2017, related to the purchases of property and equipment. We also had cash outflows for discontinued investing activities of $12,000.

-  23  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Net cash provided by financing activities for the three months ended April 1, 2018 of $69,000, primarily related to $389,000 of proceeds from the exercise of stock options, partially offset by debt payments of $320,000. Net cash used by financing activities for the three months ended April 2, 2017 was $345,000, related to debt payments of $330,000 and debt issuance costs of $15,000.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of April 1, 2018, we were in compliance with all of our covenants.

On April 16, 2018, we sold 1,581,831 shares of common stock at $3.50 per share, from which we received total gross proceeds of approximately $5.5 million. We used a portion of the proceeds from the rights offering to repay $1.0 million of the outstanding balance on our Term Loan on April 23, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 “Nature of Business and Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017. Except as disclosed in Note 1 “Basis of Presentation” to the accompanying notes to the consolidated financial statements, there have been no updates to our critical accounting policies.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

Item 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness identified as of December 31, 2017 and reported in our Annual Report on Form 10-K for the year ended December 31, 2017. Management believes that the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.

During the first quarter of fiscal 2018, we began to implement our remediation plan with respect to the previously identified material weakness via the addition of steps to a management review control surrounding the preparation of our tax provision. We also intend to continue to work towards utilizing a tax software to lessen our reliance on Microsoft Excel to prepare our quarterly and annual tax provision. We expect to remediate the previously identified material weakness as of December 30, 2018 when we finalize our tax provision for the fiscal year ended December 30, 2018.

Effective January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606). We implemented changes to our controls related to revenue. These changes included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our financial statements and related disclosures. There was no other change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information contained in Note 12 “Litigation” of the notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10‑Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10‑Q, we are not a party to any material pending legal proceedings.

Item 1A.   RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2017, filed with the SEC on March 5, 2018, as updated by this Part II, Item 1A

-  25  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

“Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10‑K.

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

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: May 14, 2018	By:	/s/ Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 14, 2018		/s/ Paul M. Malazita
Paul M. Malazita
Interim Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

-  27  -