Form 10-Q
period 2018-07-01
FAMOUS DAVES OF AMERICA INC
filed 2018-08-13
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2018

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

As of August 10, 2018, 9,091,726 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 1, 2018 AND DECEMBER 31, 2017

(in thousands, except per share data)
(Unaudited)

ASSETS
Current assets:	July 1, 2018	December 31, 2017
Cash and cash equivalents	$10,309	$8,836
Restricted cash	1,269	1,590
Accounts receivable, net of allowance for doubtful accounts of $478,000 and $592,000, respectively	4,091	3,768
Inventories	602	633
Prepaid income taxes and income taxes receivable	—	689
Prepaid expenses and other current assets	964	793
Assets held for sale	—	475
Total current assets	17,235	16,784

Property, equipment and leasehold improvements, net	10,229	11,442

Other assets:
Intangible assets, net	1,422	1,840
Deferred tax asset, net	6,402	5,823
Other assets	1,499	1,018
	$36,787	$36,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$1,516	$1,307
Accounts payable	3,514	4,365
Accrued compensation and benefits	861	1,545
Other current liabilities	2,586	3,118
Total current liabilities	8,477	10,335

Long-term liabilities:
Long-term debt, less current portion	3,252	7,932
Financing lease obligation, less current portion	—	1,196
Other liabilities	5,099	3,963
Total liabilities	16,828	23,426

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,087 and 7,376 shares issued and outstanding at July 1, 2018 and December 31, 2017, respectively	91	70
Additional paid-in capital	7,249	1,460
Retained earnings	12,619	11,951
Total shareholders’ equity	19,959	13,481
	$36,787	$36,907

See accompanying notes to consolidated financial statements.

-  3  -

CONSOLIDATED STATEMENTS OF OPERATIONS

JULY 1, 2018 AND JULY 2, 2017

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue:
Restaurant sales, net	$9,955	$14,714	$18,668	$27,663
Franchise royalty and fee revenue	3,753	4,039	7,161	7,821
Franchisee national advertising fund contributions	529	—	998	—
Licensing and other revenue	301	297	555	514
Total revenue	14,538	19,050	27,382	35,998

Costs and expenses:
Food and beverage costs	3,099	4,404	5,816	8,338
Labor and benefits costs	3,361	5,176	6,557	9,984
Operating expenses	2,894	4,256	5,735	8,362
Depreciation and amortization	309	541	702	1,104
General and administrative expenses	2,111	3,494	3,985	8,042
National advertising fund expenses	529	—	998	—
Asset impairment, estimated lease termination charges and other closing costs, net	216	3,473	112	4,606
Net loss on disposal of property	30	15	29	16
Total costs and expenses	12,549	21,359	23,934	40,452

Income (loss) from operations	1,989	(2,309)	3,448	(4,454)

Other income (expense):
Interest expense	(197)	(170)	(342)	(357)
Interest income	20	—	25	—
Total other expense	(177)	(170)	(317)	(357)

Income (loss) before income taxes	1,812	(2,479)	3,131	(4,811)

Income tax (expense) benefit	(420)	839	(741)	1,743

Net income (loss) from continuing operations	1,392	(1,640)	2,390	(3,068)
Net income from discontinued operations, net of tax	—	379	—	561
Net income (loss)	$1,392	$(1,261)	$2,390	$(2,507)

Income (loss) per common share:
Basic net income (loss) per share - continuing operations	$0.16	$(0.24)	$0.29	$(0.44)
Basic net income per share - discontinued operations	—	0.05	—	0.08
Basic net income (loss) per share	$0.16	$(0.18)	$0.29	$(0.36)
Diluted net income (loss) per share - continuing operations	$0.16	$(0.24)	$0.29	$(0.44)
Diluted net income per share - discontinued operations	—	0.05	—	0.08
Diluted net income (loss) per share	$0.16	$(0.18)	$0.29	$(0.36)
Weighted average shares outstanding - basic	8,809	6,955	8,108	6,955
Weighted average shares outstanding - diluted	8,835	6,955	8,131	6,955

See accompanying notes to consolidated financial statements.

-  4  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

JULY 1, 2018

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance - December 31, 2017	7,376	$70	$1,460	$11,951	$13,481
Cumulative effect of change in accounting principle	—	—	—	(1,722)	(1,722)
Common stock issued pursuant to rights offering	1,582	18	5,131	—	5,149
Exercise of stock options	104	2	406	—	408
Stock-based compensation	25	1	252	—	253
Net income	—	—	—	2,390	2,390
Balance - July 1, 2018	9,087	$91	$7,249	$12,619	$19,959

See accompanying notes to consolidated financial statements

-  5  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

JULY 1, 2018 AND JULY 2, 2017

(in thousands)

(Unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities:
Net income (loss) from continuing operations	$2,390	$(3,068)
Adjustments to reconcile net income (loss) to cash flows provided by operations:
Depreciation and amortization	702	1,104
(Gain) loss from asset impairment and estimated lease termination and other closing costs	(268)	3,900
Net loss on disposal of property	29	16
Amortization of deferred financing costs	90	16
Amortization of lease interest assets	18	18
Deferred income taxes	—	240
Deferred rent	(338)	280
Bad debts (recovery) expense	(25)	313
Stock-based compensation	167	131
Changes in operating assets and liabilities:
Restricted cash	321	74
Accounts receivable, net	(298)	(236)
Inventories	31	43
Prepaid income taxes and income taxes receivable	689	(1,493)
Prepaid expenses and other current assets	(171)	(531)
Other assets	167	—
Accounts payable	(851)	619
Accrued compensation and benefits	(762)	527
Other current liabilities	(202)	(763)
Other liabilities	(334)	70
Cash flows provided by continuing operating activities	1,355	1,260
Cash flows provided by discontinued operating activities	—	894
Cash flows provided by operating activities	1,355	2,154

Cash flows from investing activities:
Proceeds from the sale of assets	1,187	—
Advances on notes receivable	(648)	—
Purchases of property, equipment and leasehold improvements	(290)	(234)
Cash flows provided by (used for) continuing investing activities	249	(234)
Cash flows used for discontinued investing activities	—	(42)
Cash flows provided by (used for) investing activities	249	(276)

Cash flows from financing activities:
Payments for debt issuance costs	—	(15)
Payments on long-term debt and financing lease obligations	(5,757)	(913)
Proceeds from sale of common stock	5,132	—
Proceeds from exercise of stock options	494	—
Cash flows used for financing activities	(131)	(928)

Increase in cash and cash equivalents	1,473	950
Cash and cash equivalents, beginning of period	8,836	4,450
Cash and cash equivalents, end of period	$10,309	$5,400

-  6  -

	Six Months Ended
	July 1, 2018	July 2, 2017
Supplemental Disclosures
Cash paid for interest	$248	$336
Cash paid (refunds received) for income taxes, net	5	(288)

Non-cash investing and financing activities:
Change in deferred taxes, recognized in additional paid-in capital	$—	$55
Decrease in accrued property and equipment purchases	(7)	(2)

See accompanying notes to consolidated financial statements.

-  7  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated in Minnesota on March 14, 1994. The Company develops, owns, operates and franchises restaurants under the name "Famous Dave’s." As of July 1, 2018, there were 150 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, including 15 Company-owned restaurants and 135 franchise-operated restaurants. An additional 59 franchise-operated restaurants were committed to be developed through signed area development agreements as of July 1, 2018.

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited consolidated financial statements represent the consolidated financial statements of the Company and its subsidiaries as of July 1, 2018 and December 31, 2017 and for the three and six months ended July 1, 2018 and July 2, 2017. The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 as filed with the SEC on March 5, 2018.

Due to the seasonality of the Company’s business, revenue and operating results for the three and six months ended July 1, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net income (loss) for any of the periods presented.

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $6.4 million and $5.8 million as of July 1, 2018 and December 31, 2017, respectively. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of July 1, 2018, the Company concluded that the DTA is fully realizable and that a valuation allowance was not considered necessary; however, the Company will continue to evaluate the asset on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Effective tax rate	23.2%	33.8%	23.7%	36.2%

The net decrease in the Company’s effective tax rate for the three and six months ended July 1, 2018 was primarily a result of federal tax reform, signed into law on December 22, 2017, which reduced the Company’s federal statutory tax rate to 21%. The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The Company’s estimates are based on the information available at the time that the Company prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

-  8  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash and marketing fund

The Company has a system-wide marketing development fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts. The assets held by this fund are considered to be restricted. Accordingly, the Company reflects the cash related to this fund within restricted cash and reflects the liability within accounts payable on the Company’s consolidated balance sheets. The Company had approximately $1 million and $1.3 million in this fund as of July 1, 2018 and December 31, 2017, respectively.

In conjunction with the Company’s credit agreements, the Company has deposited amounts for undrawn letters of credit in cash collateral accounts. The Company had approximately $246,000 and $298,000 in restricted cash as of July 1, 2018 and December 31, 2017, respectively, related to these undrawn letters of credit.

Concentrations of Credit Risk

As of July 1, 2018, the Company had receivables from a franchisee of approximately $574,000.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers. The FASB issued ASU No. 2016‑08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” in March 2016, ASU 2016‑10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” in April 2016, ASU 2016‑11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014‑09 and 2014‑16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” in May 2016 and ASU 2016‑12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in May 2016. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014‑09 until annual and interim periods beginning on or after December 15, 2017. The new guidance permitted the use of either a full retrospective or modified retrospective transition method and early adoption was permitted. The Company has adopted this standard beginning with fiscal year 2018 utilizing the modified retrospective transition method, applied to all contracts.

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

The Company’s revenue is generally disaggregated within the consolidated statements of operations; however, within the franchise fee revenue line item of the consolidated statements of operations, the Company recognized approximately $56,000 and $112,000 of franchise fee revenue related to the adoption of the new revenue standard during the three and six months ended July 1, 2018, respectively. Gift card breakage revenue was not material to the Company’s consolidated financial statements. The Company recognized revenue related to gift cards of approximately $68,000 and $176,000 during the three and six months ended July 1, 2018, which is reflected in the restaurant sales, net, line item of its consolidated statements of operations. As of July 1, 2018, gift cards payable of approximately $865,000 is expected to be recognized as revenue over the next 12 months, as they are redeemed.

-  9  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of the adoption of the new revenue standard on the Company’s previously reported consolidated balance sheets:

(in thousands)	December 31, 2017	New revenue standard adjustments	January 1, 2018
Deferred tax asset, net	$5,823	$579	$6,402
Other current liabilities	3,118	224	3,342
Other liabilities	3,963	2,077	6,040
Retained earnings	11,951	(1,722)	10,229

The increases to other current liabilities and other liabilities relate to deferred franchise fee revenue. The increase to deferred tax asset, net is related to the tax effects of these adjustments to deferred franchise fee revenue. These adjustments resulted in a net decrease to retained earnings as of the adoption date.

Contract liabilities consist of deferred revenue resulting from franchise fees paid by franchisees. We classify these liabilities within other current liabilities and other liabilities within our consolidated balance sheets based on the expected timing of revenue recognition associated with these liabilities. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and July 1, 2018:

(in thousands)
Balance, January 1, 2018	$2,370
Revenue recognized	(112)
Balance, July 1, 2018	$2,258

The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of July 1, 2018:

(in thousands)
Fiscal Year
2018	$113
2019	225
2020	218
2021	206
2022	190
Thereafter	1,306
Total	$2,258

Adoption of the new revenue standard had no impact on the Company’s cash flows from operating, investing or financing activities.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016‑02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which allows entities to initially apply the new lease standard as of the adoption date instead of at the beginning of the earliest period presented in the financial statements. The new lease standard requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company expects to adopt this new standard as of the effective date and believes that it will have a material impact because of the Company’s significant leasing activity. The Company has completed its analysis of leases and is currently evaluating the impact that the new leasing standard will have on its consolidated financial statements, which the Company believes will be significant, and is beginning to develop controls around the implementation of Topic 842.

-  10  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under the updated standard, an entity should apply the requirements of Topic 718 to nonemployee awards, except for specific guidance on inputs to an option-pricing model and the attribution of cost. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling or goods or services as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects to adopt this new standard as of the effective date. The Company does not believe that adoption of the new standard will have a material impact on its consolidated financial statements.

(2)          Intangible Assets, net

The Company has intangible assets that consist of liquor licenses and lease interest assets. The liquor licenses are indefinite-lived assets and are not subject to amortization. The lease interest assets are amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease.

A reconciliation of the Company’s intangible assets as of July 1, 2018 and December 31, 2017, respectively, are presented in the table below:

(in thousands)	July 1, 2018	December 31, 2017
Lease interest assets, gross carrying amount	$1,091	$1,091
Lease interest assets, accumulated amortization	(304)	(286)
Lease interest assets, net carrying amount	787	805
Liquor licenses	635	1,035
Intangible assets, net	$1,422	$1,840

The following table provides the projected future amortization of lease interest assets for the next five years, as of July 1, 2018:

(in thousands)	July 1, 2018
Fiscal 2018	$18
Fiscal 2019	36
Fiscal 2020	36
Fiscal 2021	36
Fiscal 2022	36
Thereafter	625
$787

(3)          Long-Term Debt and Financing Lease Obligations

Long-term debt

The Company repaid its term loan during the six months ended July 1, 2018. Long-term debt consisted of the following at:

(in thousands)	July 1, 2018	December 31, 2017
Real Estate Loan	$3,519	$3,581
Term Loan	—	5,515
Less: deferred financing costs	(139)	(224)
Less: current portion of long-term debt	(128)	(940)
Long-term debt, less current portion	$3,252	$7,932

The weighted-average interest rate of long-term debt outstanding as of July 1, 2018 and December 31, 2017 was 4.30% and 4.27%, respectively.

-  11  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to various financial and non-financial covenants on its long-term debt, including a debt-service coverage ratio. As of July 1, 2018, the Company was compliant with all of its covenants.

Financing Lease Obligation

Financing lease obligations consisted of the following at:

(in thousands)	July 1, 2018	December 31, 2017
Financing lease obligation	$1,396	$1,576
Less: deferred financing costs	(8)	(13)
Less: current portion of financing lease obligation	(1,388)	(367)
Financing lease obligation, less current portion	$—	$1,196

(4)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	July 1, 2018	December 31, 2017
Prepaid expenses	$707	$362
Prepaid insurance	257	225
Deferred offering costs	—	206
	$964	$793

(5)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	July 1, 2018	December 31, 2017
Gift cards payable	$865	$1,000
Miscellaneous other current liabilities	798	668
Lease reserves, current	401	1,165
Sales tax payable	284	242
Accrued real estate tax	—	26
Accrued income tax	2	—
Deferred franchise fees	225	—
Accrued property and equipment purchases	11	17
Other current liabilities	$2,586	$3,118

(6)         Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	July 1, 2018	December 31, 2017
Deferred rent	$2,052	$2,463
Deferred franchise fees	2,033	—
Miscellaneous other liabilities	551	730
Asset retirement obligations	119	119
Accrual for uncertain tax position	15	15
Long term lease reserve	199	514
Long term deferred compensation	130	122
Other liabilities	$5,099	$3,963

-  12  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of July 1, 2018, there were 275,477 shares available for grant pursuant to the 2015 Plan. For purposes of net income (loss) per share, there were approximately 102,000 and 629,000 stock options outstanding as of July 1, 2018 and July 2, 2017, respectively that were not included in the computation of diluted net income (loss) per share because their impact was antidilutive. As of July 1, 2018, the total compensation cost related to unvested stock option awards was approximately $599,000, which is expected to be recognized over a period of approximately 3.20 years.

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

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and six months ended July 1, 2018 and July 2, 2017, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Stock options	$120	$16	$167	$116
Restricted stock	—	8	—	15
	$120	$24	$167	$131

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at December 31, 2017	539	$6.60	6.6
Granted	90	7.67
Exercised	(125)	5.26
Forfeited or expired	(83)	5.65
Options outstanding at July 1, 2018	421	$7.30	7.3

-  13  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	July 1, 2018	July 2, 2017
Weighted-average fair value of options granted during the period	$3.73	$2.55
Expected life (in years)	6.2	5.0
Expected dividend	$—	$—
Expected stock volatility	45.94%	60.47%
Risk-free interest rate	2.9%	2.2%

(8)        Asset Impairment and Estimated Lease Termination and Other Closing Costs

The following is a summary of asset impairment, estimated lease termination, and other closing costs for the three and six months ended July 1, 2018 and July 2, 2017. These costs are included in asset impairment and estimated lease termination and other closing costs in the consolidated statements of operations.

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Asset impairments, net	$2	$3,098	$152	$3,042
Lease termination (income) charges and related costs	90	353	(343)	1,535
Restaurant closure expenses	124	22	303	29
Asset impairment, estimated lease termination charges and other closing costs	$216	$3,473	$112	$4,606

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

The following table summarizes property and equipment, net, measured at fair value in the Company’s consolidated balance sheets as of December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at December 31, 2017
Assets
Property and Equipment, net	$—	$—	$828	$828

-  14  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net recorded at fair value was valued based upon a broker’s estimate of value or estimated discounted future cash flows (Level 3). These assets were adjusted to net realizable value based upon the decision to dispose of the properties.

(10)        Discontinued Operations

On November 1, 2017, the Company entered into agreements to sell eight restaurants in Maryland and Virginia (the “Mid-Atlantic Restaurants”) to Commonwealth Blue Ribbon Restaurants LLC and Capital Blue Ribbon Restaurants LLC (the “Mid-Atlantic Purchasers”). Pursuant to the first agreement (“Seven Restaurants Agreement”), the contract purchase price was $2,350,000 and included a repairs and maintenance credit of $750,000, which must be exhausted within one year. Also pursuant to the Seven Restaurants Agreement, the Company and the Mid-Atlantic Purchasers entered into a line of credit agreement for a maximum of $750,000 (the “LOC Agreement”) on which the Mid-Atlantic Purchasers can draw funds to pay for necessary repairs and maintenance work. The LOC Agreement has a four-year term with interest payable at a rate of 4.25% per annum. As of July 1, 2018, the outstanding balance on the LOC Agreement was approximately $648,000.

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

The Mid-Atlantic Purchasers also purchased the inventory and petty cash on hand of the Mid-Atlantic Restaurants as of the closing date. The transaction resulted in the Company’s complete exit from the Mid-Atlantic market. There were no assets or liabilities related to the Mid-Atlantic Restaurants remaining as of July 1, 2018 or December 31, 2017.

The following table provides certain information from the Company’s consolidated statements of operations related to the Mid-Atlantic Restaurants:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Restaurant sales, net	$—	$6,251	$—	$11,279
Cost of sales	—	(5,417)	—	(10,048)
General and administrative expenses	—	(51)	—	(96)
Depreciation and amortization	—	(192)	—	(384)
Operating income	—	591	—	751
Loss on disposal attributable to discontinued operations	—	—	—	(2)
Income attributable to discontinued operations, before tax	—	591	—	749
Income attributable to discontinued operations, tax effect	—	(212)	—	(188)
Income attributable to discontinued operations, net of tax	$—	$379	$—	$561

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 11, 2015, the Company consummated the sale of its Greenwood, Indiana restaurant. In conjunction with that agreement, the Company entered into a lease assignment agreement with the purchaser and landlord, releasing the Company of its obligations except in the event of default by the purchaser. As of July 1, 2018, the amount of the future lease payments for which the Company would be liable in the event of a default are approximately $42,000. An accrual related to any future obligation was not considered necessary as of July 1, 2018 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On March 1, 2016, the Company consummated the sale of its Chicago, Illinois-area restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of July 1, 2018, the amount of the future lease payments for which the company would be liable in the event of a default is approximately $535,000. As of July 1, 2018, the Company had accrued approximately $499,000 related to the future obligations of these restaurants. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On November 1, 2017, the Company sold its Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, the Company remained the primary obligor of the lease. As of July 1, 2018, the amount of future lease payments for which the Company would be liable in the event of a default are approximately $665,000. An accrual related to the future lease obligation was not considered necessary as of July 1, 2018. See Note 10 “Discontinued Operations.”

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

On July 28, 2015, this group of former franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329 alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs are seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees. The Company has reserved for a liability with respect to the Plaintiffs’ claim in the amount of $75,000 as of July 1, 2018.

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

The following table outlines amounts received from related parties during the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenues and NAF contributions - Anand Gala	$412	$543	$794	$1,037
Revenues and NAF contributions - Charles Davidson	83	—	158	—

The following table outlines accounts receivable from related parties as of July 1, 2018 and December 31, 2017:

(in thousands)	July 1, 2018	December 31, 2017
Accounts receivable, net - Anand Gala	$296	$301
Accounts receivable, net - Charles Davidson	45	32

(14)        Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements, except as noted below.

On July 18, 2018, the Company and Clark Championship Products LLC (“Clark”), an entity owned by Travis Clark, became members of Mercury BBQ LLC (“Mercury”) for the purposes of building out and operating the inaugural Clark Crew BBQ restaurant in Oklahoma City, Oklahoma (the “Restaurant”). Clark will own 80% of the units outstanding of Mercury and the Company will own 20% of the units outstanding of Mercury. Mercury shall be governed by three managers, two of which will be appointed by the Company and one of which will be appointed by Clark.

Also on July 18, 2018, the Company entered into a secured promissory note in the amount of $1.4 million (the “Loan”) with Mercury, the proceeds of which are required to be used for the build out of the Restaurant. The Loan bears interest at a rate of 10% per annum and requires payments of 100% of the excess monthly cash flows until the Loan and all interest accrued thereon is repaid. The Loan requires a balloon payment of unpaid principal and accrued interest on July 15, 2023 and may be prepaid at any time.

Also on July 18, 2018, the Company and Clark entered into an intellectual property license agreement (the “License Agreement”) pursuant to which Clark granted to the Company an exclusive license to use and sublicense the patents, trademarks, trade names, service marks, logos and designs related to Clark Crew BBQ restaurants and products. The term of the License Agreement is indefinite and may only be terminated by mutual written consent, unless the Company breaches the License Agreement.

On July 24, 2018, the Company repaid $740,000 on its real estate loan.

On July 31, 2018, the Company purchased $4.0 million in 13-week treasury bills.

On August 6, 2018, the Company took over the operations of the Famous Dave’s restaurant in Janesville, Wisconsin from a franchisee. The Company will purchase food, beverage and smallwares inventory on hand in an amount to be determined subsequent to the date that these financial statements were available to be issued. As of the date that these consolidated financial statements were available to be issued, the Company was still reviewing the financial information of the restaurant and, as such, it was impractical to include in these consolidated financial statements the pro forma effect of the acquisition.

-  17  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the periods presented:

	Six Months Ended	Six Months Ended
	July 1, 2018	July 2, 2017
Company-owned restaurants:
Beginning of period	16	37
New	—	—
Refranchised	—	—
Closed	(1)	(5)
End of period	15	32
% of system	10%	19%
Franchise-operated restaurants:
Beginning of period	134	139
New	2	1
Refranchised	—	—
Closed	(1)	(5)
End of period	135	135
% of system	90%	81%
System end of period total	150	167

During the six months ended July 1, 2018, we opened two franchise-operated restaurants in El Paso, Texas and Fort Mill, South Carolina.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Costs and Expenses

Restaurant costs and expenses include food and beverage costs; labor and benefits costs; operating expenses, which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are restaurant management salaries and occupancy costs.

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

Results of Operations – the three and six months ended July 1, 2018 compared to the three and six months ended July 2, 2017.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Food and beverage costs(1)	31.1%	29.9%	31.2%	30.1%
Labor and benefits costs(1)	33.8%	35.2%	35.1%	36.1%
Operating expenses(1)	29.1%	28.9%	30.7%	30.2%
Restaurant level operating margin(1)(3)	6.0%	6.0%	3.0%	3.5%
Depreciation and amortization expenses (2)	2.1%	2.8%	2.6%	3.1%
General and administrative(2)	14.5%	18.3%	14.6%	22.3%
Income (loss) from continuing operations(2)	13.7%	(12.1)%	12.6%	(12.4)%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for Company-owned restaurants for the three and six months ended July 1, 2018 increased 1.2% and 3.2%, respectively, compared to the three and six months ended July 2, 2017. Same store net sales for Company-owned restaurants for the three and six months ended July 2, 2017 decreased 2.2% and 0.6% compared to 2016, respectively. As of July 1, 2018 and July 2, 2017, there were 15 and 32 restaurants in the same store sales base, respectively.

Same store net sales for franchise-operated restaurants for the three and six months ended July 1, 2018 declined 1.9% and 1.6% compared to the three and six months ended July 2, 2017, respectively. Same store net sales for franchise-operated restaurants for the three and six months ended July 2, 2017 declined 5.1% and 4.2% compared to the comparable periods in 2016, respectively.

-  19  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Total Revenue

Our components of and changes in revenue consisted of the following for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended
(dollars in thousands)	July 1, 2018	July 2, 2017	$ Change	% Change
Revenue:
Restaurant sales, net	$9,955	$14,714	$(4,759)	(32.3)%
Franchise royalty and fee revenue	3,753	4,039	(286)	(7.1)%
Franchisee national advertising fund contributions	529	—	529	100.0%
Licensing and other revenue	301	297	4	1.3%
Total revenue	$14,538	$19,050	$(4,512)	(23.7)%

	Six Months Ended
	July 1, 2018	July 2, 2017	$ Change	% Change
Revenue:
Restaurant sales, net	$18,668	$27,663	$(8,995)	(32.5)%
Franchise royalty and fee revenue	7,161	7,821	(660)	(8.4)%
Franchisee national advertising fund contributions	998	—	998	100.0
Licensing and other revenue	555	514	41	8.0%
Total revenue	$27,382	$35,998	$(8,616)	(23.9)%

Restaurant Sales, net

The decline in year-over-year restaurant sales, net for the three and six months ended July 1, 2018 was primarily a result of the closure of nine Company-owned restaurants. The impact of these closures was partially offset by a 1.2% and 3.2% increase in same-store sales for the three and six months ended July 1, 2018, respectively.

On a weighted basis, Dine-In and Catering sales decreased by 1.5% and 0.3%, respectively, while To-Go sales increased by 3.0%, for the three months ended July 1, 2018 driven by third-party delivery sales. As a percentage of Dine-In sales, our adult beverage sales at our Company-owned restaurants were approximately 11.4% and 11.5% for the three months ended July 1, 2018 and July 2, 2017, respectively.

On a weighted basis, Dine-In and Catering sales decreased by 1.0% and 0.3%, respectively, while To-Go sales increased by 4.5%, for the six months ended July 1, 2018, driven by third-party delivery sales. As a percentage of Dine-In sales, our adult beverage sales at our Company-owned restaurants were approximately 11.9% and 11.7% for the six months ended July 1, 2018 and July 2, 2017, respectively, an increase of 1.1%.

Franchise-Related Revenue, including national advertising fund contributions

The declines in franchise-related revenue for the three and six months ended July 1, 2018 was primarily related to a decline in franchise-operated same store sales of 1.9% and 1.6%, respectively, and royalty abatements agreed upon to facilitate the transfer of certain of our franchise-operated restaurants to new operators. These operators have committed to investing necessary resources to refresh the transferred stores.

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

-  20  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Licensing and Other Revenue

For the three and six months ended July 1, 2018, licensing and other revenue was approximately $301,000 and $555,000, respectively, compared to approximately $297,000 and $514,000, respectively, for the comparable periods of fiscal 2017, an increase of approximately 1.3% and 8.0% for the three and six months ended July 1, 2018, respectively.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales and Company-owned and franchise-operated operating weeks for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$50,566	$51,538	$48,184	$48,962
Company-Owned	50,242	48,355	45,964	43,435
Full-Service	54,336	49,922	49,448	44,702
Counter-Service	41,858	39,467	38,562	35,964

Operating Weeks:
Franchise-Operated	1,755	1,745	3,497	3,520
Company-Owned	198	434	406	897

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

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended
(dollars in thousands)	July 1, 2018	July 2, 2017	$ Change	% Change
Food and beverage costs	$3,099	$4,404	$(1,305)	(29.6)%

	Six Months Ended
	July 1, 2018	July 2, 2017	$ Change	% Change
Food and beverage costs	$5,816	$8,338	$(2,522)	(30.2)%

Food and beverage costs for the three months ended July 1, 2018 and July 2, 2017 represented approximately 31.1% and 29.9% of net restaurant sales, respectively. Food and beverage costs for the six months ended July 1, 2018 and July 2, 2017 represented approximately 31.2% and 30.1%, respectively. This year-over-year increase, as a percentage of net restaurant sales, was primarily driven by commodity cost inflation.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended
(dollars in thousands)	July 1, 2018	July 2, 2017	$ Change	% Change
Labor and benefits costs	$3,361	$5,176	$(1,815)	(35.1)%

-  21  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

	Six Months Ended
	July 1, 2018	July 2, 2017	$ Change	% Change
Labor and benefits costs	$6,557	$9,984	$(3,427)	(34.3)%

Labor and benefits costs for the three months ended July 1, 2018 and July 2, 2017 represented approximately 33.8% and 35.2% of net restaurant sales, respectively. Labor and benefits costs for the six months ended July 1, 2018 and July 2, 2017 represented approximately 35.1% and 36.1% of net restaurant sales, respectively. The year-over-year declines, as a percentage of net restaurant sales, were primarily driven by efficiencies realized via the implementation of our optimal labor scheduling platform that helps managers to more effectively and efficiently schedule front of house and back of house labor. We expect future increases to labor and benefits costs, as a percentage of net restaurant sales, due to the national trend to increase minimum wages.

Operating Expenses

Our operating expenses consisted of the following for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended
(dollars in thousands)	July 1, 2018	July 2, 2017	$ Change	% Change
Operating expenses	$2,894	$4,256	$(1,362)	(32.0)%

	Six Months Ended
	July 1, 2018	July 2, 2017	$ Change	% Change
Operating expenses	$5,735	$8,362	$(2,627)	(31.4)%

Operating expenses for the three months ended July 1, 2018 and July 2, 2017 represented approximately 29.1% and 28.9% of net restaurant sales, respectively. Operating expenses for the six months ended July 1, 2018 and July 2, 2017 represented approximately 30.7% and 30.2% of net restaurant sales, respectively. The primary drivers of the increase, as a percentage of net restaurant sales, were increased repairs and maintenance and advertising expenses, as well as a smaller restaurant base over which fixed costs are allocated. As we prioritize refreshing our brand and restaurants, we expect that our other restaurant operating expenses will be elevated, as a percentage of net restaurant sales, compared to the prior year.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended July 1, 2018 and July 2, 2017 represented approximately 2.1% and 2.8% of total revenues, respectively. Depreciation and amortization expense for the six months ended July 1, 2018 and July 2, 2017 represented approximately 2.6% and 3.1% of total revenues, respectively.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended
(dollars in thousands)	July 1, 2018	July 2, 2017	$ Change	% Change
General and administrative expenses	$2,111	$3,494	$(1,383)	(39.6)%

	Six Months Ended
	July 1, 2018	July 2, 2017	$ Change	% Change
General and administrative expenses	$3,985	$8,042	$(4,057)	(50.4)%

-  22  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

General and administrative expenses for the three months ended July 1, 2018 and July 2, 2017 represented approximately 14.5% and 18.3% of total revenues, respectively. General and administrative expenses for the six months ended July 1, 2018 and July 2, 2017 represented approximately 14.6% and 22.3% of total revenues, respectively. In November 2017, we disclosed our intention to align our general and administrative expense structure to be commensurate with that of a more dedicated franchisor, and reduce overhead strategically as we reduced our Company-owned restaurant count from 37 restaurants at the beginning of fiscal 2017 to 16 restaurants at the beginning of fiscal 2018. The decreases to general and administrative expenses primarily related to reduced legal and professional fees, occupancy costs at our corporate office and compensation expense. We also incurred elevated severance expenses during the three and six months ended July 2, 2017, that did not recur for the comparable periods in fiscal 2018.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Asset impairments, net	$2	$3,098	$152	$3,042
Lease termination (income) charges and related costs	90	353	(343)	1,535
Restaurant closure expenses	124	22	303	29
Asset impairment, estimated lease termination charges and other closing costs	$216	$3,473	$112	$4,606

During the three months ended July 1, 2018, we closed one Company-owned restaurant in Brick, New Jersey and completed the sale of a vacant property in Richmond, Virginia. Asset impairments, net during the six months ended July 1, 2018 are primarily related to these two events. Lease termination charges during the three months ended July 1, 2018 resulted from terminating the lease on our Brick, New Jersey restaurant, partially offset by deferred rent credits recognized in full. Lease termination income for the six months ended July 1, 2018 related to our success in settling lease disputes with landlords of closed stores for less than anticipated. Restaurant closure expenses are expenses incurred for travel and other charges related to closing restaurants, as well as ongoing expenses incurred after a restaurant is fully closed.

Other Expense, Net

Other expense, net for the three months ended July 1, 2018 and July 2, 2017 consisted of interest expense of approximately $197,000 and $170,000, respectively. During the three months ended July 1, 2018, we recognized approximately $20,000 of interest income to offset the interest expense. Interest expense was higher during the three months ended July 1, 2018 due to previously deferred financing costs written off upon the full repayment of our term loan in June 2018.

Other expense, net for the six months ended July 1, 2018 and July 2, 2017 consisted of interest expense of approximately $342,000 and $357,000, respectively. During the six months ended July 1, 2018, we recognized approximately $25,000 of interest income to offset the interest expense. Interest expense was lower during the six months ended July 1, 2018 due to a lower average outstanding debt balance, partially offset by previously deferred financing costs written off upon the full repayment of our term loan in June 2018.

Income Tax (Expense) Benefit

Income tax expense for the three months ended July 1, 2018 was approximately $420,000, or 23.2% of our pretax income. Income tax benefit for the three months ended July 2, 2017 was approximately $839,000, or 33.8% of our pretax loss. Income tax expense for the six months ended July 1, 2018 was approximately $741,000, or 23.7% of our pretax income. Income tax benefit for the six months ended July 2, 2017 was approximately $1.7 million, or 36.2% of our pretax loss. The decrease in the effective tax rate was primarily a result of tax reform, signed into law on December 22, 2017, which decreased our federal statutory tax rate from 34.0% to 21.0%.

-  23  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Basic and Diluted Net Income (Loss) per Common Share

Net income for the three months ended July 1, 2018 was approximately $1.4 million, or $0.16 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the three months ended July 1, 2018 was 8,809,000 and 8,835,000, respectively. Net loss from continuing operations for the three months ended July 2, 2017 was approximately $1.6 million, or ($0.24) per basic and diluted share. Net income from discontinued operations per basic and diluted share for the three months ended July 2, 2017 was $0.05 per basic and diluted share. There were 6,955,000 basic and diluted weighted-average shares outstanding for the three months ended July 2, 2017.

Net income for the six months ended July 1, 2018 was approximately $2.4 million, or $0.29 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the six months ended July 1, 2018 was 8,108,000 and 8,131,000, respectively. Net loss from continuing operations for the six months ended July 2, 2017 was approximately $3.1 million, or ($0.44) per basic and diluted share. Net income from discontinued operations per basic and diluted share for the six months ended July 2, 2017 was $0.08 per basic and diluted share. There were 6,955,000 basic and diluted weighted-average shares outstanding for the six months ended July 2, 2017.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $10.3 million and $8.8 million as of July 1, 2018 and December 31, 2017, respectively. On April 16, 2018, we sold 1,581,831 shares of common stock at $3.50 per share, from which we received total gross proceeds of approximately $5.5 million. We expect to utilize cash on hand to reinvest into our brand, including refreshing current corporate stores and the development of a new concept. During the three months ended July 1, 2018, we fully repaid our term loan. Subsequent to July 1, 2018, we entered into agreements with Clark Championship Products LLC to develop the Clark Crew BBQ restaurant concept, which we also have the exclusive licensing rights to the Clark Crew BBQ brand. Pursuant to that agreement, we will provide financing in the amount of $1.4 million for the build out of the inaugural Clark Crew BBQ restaurant. We also repaid an additional $740,000 on our real estate loan and invested $4.0 million in short-term treasury bills.

Our current ratio, which measures our immediate short-term liquidity, was 2.03 as of July 1, 2018, compared with 1.62 as of December 31, 2017. The current ratio is computed by dividing total current assets by total current liabilities. The increase in our current ratio was primarily due to increases in our cash and cash equivalents and accounts receivable, net balance and decreases in our accounts payable, accrued compensation and benefits and other current liabilities balances, partially offset by increases in the current portion of long-term debt and financing lease obligations and decreases in restricted cash and prepaid income taxes and income taxes receivable.

Net cash provided by operating activities for the six months ended July 1, 2018 was approximately $1.4 million, which reflects net income of approximately $2.4 million increased by non-cash charges of approximately $375,000. Changes in operating assets and liabilities for the six months ended July 1, 2018 primarily included cash outflows for other liabilities of $334,000, accounts payable of $851,000 and accrued compensation and benefits of $762,000. These cash outflows were partially offset by cash inflows related to a decrease in restricted cash of $321,000 and a decrease in prepaid income taxes and income taxes receivable of $689,000.

Net cash provided by continuing operating activities for the six months ended July 2, 2017 was approximately $1.2 million, reflecting a net loss from continuing operations of approximately $3.0 million increased by non-cash charges of approximately $6.0 million. Changes in operating assets and liabilities included cash outflows from an increase in prepaid income taxes and income taxes receivable of $1.5 million, other current liabilities of $763,000 and prepaid expenses and other current assets of $531,000. These cash outflows were partially offset by an increase in accounts payable of approximately $619,000 and an increase in accrued compensation and benefits of $527,000. We also had cash inflows from discontinued operating activities of $894,000.

Net cash provided by investing activities was approximately $249,000 for the six months ended July 1, 2018, related to proceeds from the sale of Virginia Commons and a liquor license of $1.2 million, partially offset by advances on notes receivable of $648,000 and the purchase of property, equipment and leasehold improvements of $290,000. Net cash used for continuing investing activities was $234,000 for the six months ended July 2, 2017, related to the purchases of property and equipment. We also had cash outflows for discontinued investing activities of $42,000.

Net cash used for financing activities for the six months ended July 1, 2018 of $131,000, primarily related to the debt repayments of $5.8 million, partially offset by proceeds, net of offering costs, from our successful rights offering of $5.1 million as well as proceeds from the exercise of stock options of approximately $494,000. Net cash used for financing activities for the six months ended July 2, 2017 of $928,000, primarily related to the debt repayments of $913,000 and payments of debt issuance costs of $15,000.

-  24  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

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

-  25  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

Item 4.CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness identified as of December 31, 2017 and reported in our Annual Report on Form 10-K for the year ended December 31, 2017. Management believes that the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.

We have begun to implement our remediation plan with respect to the previously identified material weakness via the addition of steps to a management review control surrounding the preparation of our tax provision. We also intend to continue to work towards utilizing a tax software to lessen our reliance on Microsoft Excel to prepare our quarterly and annual tax provision. We expect to remediate the previously identified material weakness as of December 30, 2018 when we finalize our tax provision for the fiscal year ended December 30, 2018.

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

Item 1.LEGAL PROCEEDINGS.

The information contained in Note 12 “Litigation” of the notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10‑Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10‑Q, we are not a party to any material pending legal proceedings.

Item 1A.RISK FACTORS.

The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2017, filed with the SEC on March 5, 2018, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10‑K.

Item 5.OTHER INFORMATION.

None.

-  26  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.EXHIBITS

Exhibit Number	Description

10.1	Secured Promissory Note, dated July 18, 2018 between Mercury BBQ LLC and Famous Dave’s of America, Inc.

10.2

Intellectual Property License Agreement, dated July 18, 2018 among Travis Clark, Clark Championship Products LLC and Famous Dave’s of America, Inc. [Portion of this Exhibit have been omitted pursuant to a request for confidential treatment.]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

-  27  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: August 13, 2018	By:	/s/ Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 13, 2018		/s/ Paul M. Malazita
Paul M. Malazita
Interim Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

-  28  -