Form 10-Q
period 2018-09-30
FAMOUS DAVES OF AMERICA INC
filed 2018-11-13
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

As of November 9, 2018, 9,091,926 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(in thousands, except per share data)
(Unaudited)

ASSETS
Current assets:	September 30, 2018	December 31, 2017
Cash and cash equivalents	$4,941	$8,836
Restricted cash	1,132	1,590
Accounts receivable, net of allowance for doubtful accounts of $234,000 and $592,000, respectively	3,835	3,768
Held-to-maturity securities	7,012	—
Inventories	657	633
Prepaid income taxes and income taxes receivable	—	689
Prepaid expenses and other current assets	712	793
Assets held for sale	—	475
Total current assets	18,289	16,784

Property, equipment and leasehold improvements, net	10,307	11,442

Other assets:
Intangible assets, net	1,419	1,840
Deferred tax asset, net	6,587	5,823
Other assets	1,596	1,018
	$38,198	$36,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$1,460	$1,307
Accounts payable	4,182	4,365
Accrued compensation and benefits	1,221	1,545
Other current liabilities	2,607	3,118
Total current liabilities	9,470	10,335

Long-term liabilities:
Long-term debt, less current portion	2,448	7,932
Financing lease obligation, less current portion	—	1,196
Other liabilities	4,847	3,963
Total liabilities	16,765	23,426

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,092 and 7,376 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	91	70
Additional paid-in capital	7,321	1,460
Retained earnings	14,021	11,951
Total shareholders’ equity	21,433	13,481
	$38,198	$36,907

See accompanying notes to consolidated financial statements.

-  3  -

CONSOLIDATED STATEMENTS OF OPERATIONS

SEPTEMBER 30, 2018 AND OCTOBER 1, 2017

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue:
Restaurant sales, net	$9,903	$12,292	$28,571	$39,955
Franchise royalty and fee revenue	3,462	3,591	10,623	11,412
Franchisee national advertising fund contributions	497	—	1,495	—
Licensing and other revenue	211	183	766	696
Total revenue	14,073	16,066	41,455	52,063

Costs and expenses:
Food and beverage costs	3,091	3,679	8,907	12,017
Labor and benefits costs	3,601	4,441	10,158	14,426
Operating expenses	3,011	3,484	8,746	11,845
Depreciation and amortization	281	1,207	983	2,311
General and administrative expenses	1,937	3,753	5,922	11,796
National advertising fund expenses	497	—	1,495	—
Asset impairment, estimated lease termination charges and other closing costs, net	31	2,405	143	7,011
Net loss on disposal of property	—	45	29	61
Total costs and expenses	12,449	19,014	36,383	59,467

Income (loss) from operations	1,624	(2,948)	5,072	(7,404)

Other income (expense):
Interest expense	(80)	(153)	(422)	(510)
Interest income	54	20	79	20
Total other expense	(26)	(133)	(343)	(490)

Income (loss) before income taxes	1,598	(3,081)	4,729	(7,894)

Income tax (expense) benefit	(196)	1,167	(937)	2,910

Net income (loss) from continuing operations	1,402	(1,914)	3,792	(4,984)
Net income from discontinued operations, net of tax	—	100	—	661
Net income (loss)	$1,402	$(1,814)	$3,792	$(4,323)

Income (loss) per common share:
Basic net income (loss) per share - continuing operations	$0.15	$(0.28)	$0.45	$(0.72)
Basic net income per share - discontinued operations	—	0.01	—	0.10
Basic net income (loss) per share	$0.15	$(0.26)	$0.45	$(0.62)
Diluted net income (loss) per share - continuing operations	$0.15	$(0.28)	$0.45	$(0.72)
Diluted net income per share - discontinued operations	—	0.01	—	0.10
Diluted net income (loss) per share	$0.15	$(0.26)	$0.45	$(0.62)
Weighted average shares outstanding - basic	9,090	6,955	8,435	6,955
Weighted average shares outstanding - diluted	9,111	6,955	8,459	6,955

See accompanying notes to consolidated financial statements.

-  4  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SEPTEMBER 30, 2018

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance - December 31, 2017	7,376	$70	$1,460	$11,951	$13,481
Cumulative effect of change in accounting principle	—	—	—	(1,722)	(1,722)
Common stock issued pursuant to rights offering	1,582	18	5,119	—	5,137
Exercise of stock options	109	2	432	—	434
Stock-based compensation	25	1	310	—	311
Net income	—	—	—	3,792	3,792
Balance - September 30, 2018	9,092	$91	$7,321	$14,021	$21,433

See accompanying notes to consolidated financial statements

-  5  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 30, 2018 AND OCTOBER 1, 2017

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Net income (loss) from continuing operations	$3,792	$(4,984)
Adjustments to reconcile net income (loss) to cash flows provided by operations:
Depreciation and amortization	983	2,311
(Gain) loss from asset impairment and estimated lease termination and other closing costs	(257)	4,976
Net loss on disposal of property	29	61
Amortization of deferred financing costs	96	26
Amortization of lease interest assets	27	27
Deferred income taxes	(185)	351
Deferred rent	(514)	285
Bad debts (recovery) expense	(35)	921
Stock-based compensation	225	183
Changes in operating assets and liabilities:
Accounts receivable, net	(49)	(441)
Inventories	(24)	432
Prepaid income taxes and income taxes receivable	689	(1,068)
Prepaid expenses and other current assets	81	(18)
Other assets	172	(23)
Accounts payable	(183)	349
Accrued compensation and benefits	(411)	1,013
Other current liabilities	(203)	(179)
Other liabilities	(409)	(789)
Cash flows provided by continuing operating activities	3,824	3,433
Cash flows provided by discontinued operating activities	—	1,058
Cash flows provided by operating activities	3,824	4,491

Cash flows from investing activities:
Proceeds from the sale of assets	1,187	—
Payments for acquired restaurants	(37)	—
Advances on notes receivable	(750)	—
Purchases of held to maturity securities	(6,995)	—
Purchases of property, equipment and leasehold improvements	(597)	(252)
Cash flows used for continuing investing activities	(7,192)	(252)
Cash flows used for discontinued investing activities	—	(49)
Cash flows used for investing activities	(7,192)	(301)

Cash flows from financing activities:
Payments for debt issuance costs	—	(15)
Payments on long-term debt and financing lease obligations	(6,625)	(1,206)
Proceeds from sale of common stock, net of offering costs	5,120	—
Proceeds from exercise of stock options	520	—
Cash flows used for financing activities	(985)	(1,221)

Increase (decrease) in cash, cash equivalents and restricted cash	(4,353)	2,969
Cash, cash equivalents and restricted cash, beginning of period	10,426	6,164
Cash, cash equivalents and restricted cash, end of period	$6,073	$9,133

-  6  -

	Nine Months Ended
	September 30, 2018	October 1, 2017
Supplemental Disclosures
Cash paid for interest	$271	$479
Cash paid (refunds received) for income taxes, net	6	(1,613)

Non-cash investing and financing activities:
Change in deferred taxes, recognized in additional paid-in capital	$—	$55
Increase (decrease) in accrued property and equipment purchases	23	3

See accompanying notes to consolidated financial statements.

-  7  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated in Minnesota on March 14, 1994. The Company develops, owns, operates and franchises restaurants under the name "Famous Dave’s." As of September 30, 2018, there were 147 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, including 16 Company-owned restaurants and 131 franchise-operated restaurants. An additional 63 franchise-operated restaurants were committed to be developed through signed area development agreements as of September 30, 2018.

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited consolidated financial statements represent the consolidated financial statements of the Company and its subsidiaries as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and October 1, 2017. The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 as filed with the SEC on March 5, 2018.

Due to the seasonality of the Company’s business, revenue and operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net income (loss) for any of the periods presented.

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $6.6 million and $5.8 million as of September 30, 2018 and December 31, 2017, respectively. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of September 30, 2018, the Company concluded that the DTA is fully realizable and that a valuation allowance was not considered necessary; however, the Company will continue to evaluate the asset on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Effective tax rate	12.3%	37.9%	19.8%	36.9%

The net decrease in the Company’s effective tax rate for the three and nine months ended September 30, 2018 was primarily a result of federal tax reform, signed into law on December 22, 2017, which reduced the Company’s federal statutory tax rate to 21%, and adjustments recorded as a result of the finalization of the Company's 2017 tax returns. The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The Company’s estimates are based on the information available at the time that the Company prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

-  8  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash and marketing fund

The Company has a system-wide marketing development fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales for use in public relations and marketing development efforts. The assets held by this fund are considered to be restricted. Accordingly, the Company reflects the cash related to this fund within restricted cash and reflects the liability within accounts payable on the Company’s consolidated balance sheets. The Company had approximately $1 million and $1.3 million in this fund as of September 30, 2018 and December 31, 2017, respectively.

In conjunction with the Company’s credit agreements, the Company has deposited amounts for undrawn letters of credit in cash collateral accounts. The Company had approximately $142,000 and $298,000 in restricted cash as of September 30, 2018 and December 31, 2017, respectively, related to these undrawn letters of credit.

Held to maturity securities

The Company maintains short-term U.S. treasury notes and has classified these investments as held-to-maturity at the time of purchase.  Held-to-maturity securities are those securities which the Company has the intent and ability to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. As of September 30, 2018, the Company had approximately $7.0 million of securities, which mature in November, 2018.  The carrying value of these securities approximated fair value as of September 30, 2018.  The Company did not have held-to-maturity securities at December 31, 2017.

Concentrations of Credit Risk

As of September 30, 2018, the Company had receivables from a franchisee of approximately $463,000.

Statement of Cash Flows

Effective January 1, 2018, the Company adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU No. 2016-18”). ASU No. 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents, which are now included with cash and cash equivalents when reconciling the beginning and ending cash amounts shown on the statements of cash flows. Using the retrospective transition method required under the standard, the Company has adjusted the presentation of its Condensed Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU No. 2016-18 did not have any other impact on the Company’s Consolidated Financial Statements.

The following table provides additional details by financial statement line item of the restated presentation in the Company’s Condensed Consolidated Statement of Cash Flows for the period impacted:

	October 1, 2017
(in thousands)	As Reported	2016-18 Impact	As Restated
Cash flows provided by operating activities:
Restricted cash	$(7)	$7	$-
Net cash provided by operating activities	4,484	7	4,491
Net increase in cash, cash equivalents and restricted cash	2,962	7	2,969
Cash, cash equivalents and restricted cash as of the beginning of the period	4,450	1,714	6,164
Cash, cash equivalents and restricted cash as of the end of the period	$7,412	$1,721	$9,133

-  9  -

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

The Company’s revenue is generally disaggregated within the consolidated statements of operations; however, within the franchise fee revenue line item of the consolidated statements of operations, the Company recognized approximately $72,000 and $185,000 of franchise fee revenue related to the adoption of the new revenue standard during the three and nine months ended September 30, 2018. Gift card breakage revenue was not material to the Company’s consolidated financial statements. The Company recognized revenue related to gift cards of approximately $53,000 and $229,000 during the three and nine months ended September 30, 2018, which is reflected in the restaurant sales, net, line item of its consolidated statements of operations. As of September 30, 2018, gift cards payable of approximately $841,000 is expected to be recognized as revenue over the next 12 months, as they are redeemed.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities consist of deferred revenue resulting from franchise fees paid by franchisees. We classify these liabilities within other current liabilities and other liabilities within our consolidated balance sheets based on the expected timing of revenue recognition associated with these liabilities. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and September 30, 2018:

(in thousands)
Balance, January 1, 2018	$2,370
Revenue recognized	(185)
Balance, September 30, 2018	$2,185

The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of September 30, 2018:

(in thousands)
Fiscal Year
2018	$55
2019	219
2020	211
2021	205
2022	189
Thereafter	1,306
Total	$2,185

Adoption of the new revenue standard had no impact on the Company’s cash flows from operating, investing or financing activities.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016‑02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which allows entities to initially apply the new lease standard as of the adoption date instead of at the beginning of the earliest period presented in the financial statements. The new lease standard provides for a modified retrospective approach or current period adjustment approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company expects to adopt this new standard as of the effective date and believes that it will have a material impact because of the Company’s significant leasing activity. The Company has completed its analysis of leases and is currently evaluating the impact that the new leasing standard will have on its consolidated financial statements, and is beginning to develop controls around the implementation of Topic 842.

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

(2)          Intangible Assets, net

The Company has intangible assets that consist of liquor licenses, lease interest assets and goodwill. The liquor licenses and goodwill are indefinite-lived assets and are not subject to amortization. The lease interest assets are amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease.

-  11  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s intangible assets as of September 30, 2018 and December 31, 2017, respectively, are presented in the table below:

(in thousands)	September 30, 2018	December 31, 2017
Lease interest assets, gross carrying amount	$1,091	$1,091
Lease interest assets, accumulated amortization	(313)	(286)
Lease interest assets, net carrying amount	778	805
Goodwill	6	—
Liquor licenses	635	1,035
Intangible assets, net	$1,419	$1,840

The following table provides the projected future amortization of lease interest assets for the next five years, as of September 30, 2018:

(in thousands)	September 30, 2018
Fiscal 2018	$9
Fiscal 2019	36
Fiscal 2020	36
Fiscal 2021	36
Fiscal 2022	36
Thereafter	625
$778

(3)          Long-Term Debt and Financing Lease Obligations

Long-term debt

The Company repaid its term loan during the nine months ended September 30, 2018. Long-term debt consisted of the following at:

(in thousands)	September 30, 2018	December 31, 2017
Real Estate Loan	$2,744	$3,581
Term Loan	—	5,515
Less: deferred financing costs	(135)	(224)
Less: current portion of long-term debt	(161)	(940)
Long-term debt, less current portion	$2,448	$7,932

The weighted-average interest rate of long-term debt outstanding as of September 30, 2018 and December 31, 2017 was 4.60% and 4.27%, respectively.

The Company is subject to various financial and non-financial covenants on its long-term debt, including a debt-service coverage ratio. As of September 30, 2018, the Company was compliant with all of its covenants.

Financing Lease Obligation

Financing lease obligations consisted of the following at:

(in thousands)	September 30, 2018	December 31, 2017
Financing lease obligation	$1,303	$1,576
Less: deferred financing costs	(5)	(13)
Less: current portion of financing lease obligation	(1,298)	(367)
Financing lease obligation, less current portion	$—	$1,196

-  12  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	September 30, 2018	December 31, 2017
Prepaid expenses and deferred costs	$585	$362
Prepaid insurance	127	225
Deferred offering costs	—	206
	$712	$793

(5)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	September 30, 2018	December 31, 2017
Gift cards payable	$841	$1,000
Accrued expenses	1,114	694
Lease reserves, current	212	1,165
Sales tax payable	215	242
Deferred franchise fees	225	—
Accrued property and equipment purchases	—	17
Other current liabilities	$2,607	$3,118

(6)         Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	September 30, 2018	December 31, 2017
Deferred rent	$1,927	$2,463
Deferred franchise fees	1,960	—
Miscellaneous other liabilities	492	730
Asset retirement obligations	16	119
Accrual for uncertain tax position	10	15
Long term lease reserve	263	514
Long term deferred compensation	179	122
Other liabilities	$4,847	$3,963

(7)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of September 30, 2018, there were 290,677 shares available for grant pursuant to the 2015 Plan. For purposes of net income (loss) per share, there were approximately 103,000 and 524,000 stock options outstanding as of September 30, 2018 and October 1, 2017, respectively that were not included in the computation of diluted net income (loss) per share because their impact was antidilutive. As of September 30, 2018, the total compensation cost related to unvested stock option awards was approximately $525,000, which is expected to be recognized over a period of approximately 3.06 years.

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

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and nine months ended September 30, 2018 and October 1, 2017, respectively, as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Stock options	$58	$57	$225	$173
Restricted stock	—	(5)	—	10
	$58	$52	$225	$183

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at December 31, 2017	539	$6.60	6.6
Granted	90	7.67
Exercised	(129)	5.28
Forfeited or expired	(98)	5.54
Options outstanding at September 30, 2018	402	$7.40	7.0

	Nine Months Ended
	September 30, 2018	October 1, 2017
Weighted-average fair value of options granted during the period	$3.73	$2.42
Expected life (in years)	6.2	6.1
Expected dividend	$—	$—
Expected stock volatility	45.94%	54.41%
Risk-free interest rate	2.9%	2.0%

(8)        Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of asset impairment, estimated lease termination and other closing costs for the three and nine months ended September 30, 2018 and October 1, 2017. These costs are included in asset impairment, estimated lease termination and other closing costs in the consolidated statements of operations.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Asset impairments, net	$21	$822	$173	$3,864
Lease termination (income) charges and related costs	(11)	1,479	(354)	3,014
Restaurant closure expenses	21	104	324	133
Asset impairment, estimated lease termination charges and other closing costs	$31	$2,405	$143	$7,011

-  14  -

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

The carrying amounts of cash, cash equivalents and held-to-maturity securities reported in the consolidated balance sheets approximates fair value based on current interest rates and short-term maturities. The carrying amount of accounts receivable approximates fair value due to the short-term nature of accounts receivable. The Company believes that the carrying amount of long-term debt approximates fair value due to the minimal difference between market interest rates and the fixed interest rate on a portion of the Company’s long-term debt, as well as that there has been no significant change in the credit risk or credit markets since origination.

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

(10)        Restaurant Acquisition

On August 6, 2018, the Company completed the acquisition of a Famous Dave's restaurant in Janesville, Wisconsin.  The seller of the restaurant was Team R N' B Wisconsin, LLC.  The contract purchase price of the restaurant was approximately $37,000, exclusive of closing costs plus the assumption of the gift card liability.

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information available.

-  15  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of assets acquired and liabilities assumed during the nine months ended September 30, 2018:

(in thousands)
Cash and cash equivalents	$2
Inventory	35
Property, plant and equipment	40
Goodwill	6
Total assets acquired	83
Gift card liability assumed	(46)
Total cash paid for acquisition	$37

Unaudited pro forma results of operations for the three and nine month periods ended September 30, 2018 and October 1, 2017, as if the Company had acquired majority ownership of all operations acquired during 2017 and 2018 on January 2, 2017 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
(in thousands)
Pro forma revenues	$14,235	$16,503	$42,480	$53,373
Pro forma net income (loss) from continuing operations	$1,415	$(1,890)	$3,821	$(4,952)
Basic pro forma net income (loss) from continuing operations per share	$0.16	$(0.27)	$0.45	$(0.71)
Diluted pro forma net income (loss) from continuing operations per share	$0.16	$(0.27)	$0.45	$(0.71)

(11)        Discontinued Operations

On November 1, 2017, the Company entered into agreements to sell eight restaurants in Maryland and Virginia (the “Mid-Atlantic Restaurants”) to Commonwealth Blue Ribbon Restaurants LLC and Capital Blue Ribbon Restaurants LLC (the “Mid-Atlantic Purchasers”). Pursuant to the first agreement (“Seven Restaurants Agreement”), the contract purchase price was $2,350,000 and included a repairs and maintenance credit of $750,000, which must be exhausted within one year. Also pursuant to the Seven Restaurants Agreement, the Company and the Mid-Atlantic Purchasers entered into a line of credit agreement for a maximum of $750,000 (the “LOC Agreement”) on which the Mid-Atlantic Purchasers can draw funds to pay for necessary repairs and maintenance work. The LOC Agreement has a four-year term with interest payable at a rate of 4.25% per annum. As of September 30, 2018, the outstanding balance on the LOC Agreement was $750,000.

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

The Mid-Atlantic Purchasers also purchased the inventory and petty cash on hand of the Mid-Atlantic Restaurants as of the closing date. The transaction resulted in the Company’s complete exit from the Mid-Atlantic market. There were no assets or liabilities related to the Mid-Atlantic Restaurants remaining as of September 30, 2018 or December 31, 2017.

-  16  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain information from the Company’s consolidated statements of operations related to the Mid-Atlantic Restaurants:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Restaurant sales, net	$—	$5,829	$—	$17,108
Cost of sales	—	(5,252)	—	(15,300)
General and administrative expenses	—	(37)	—	(133)
Depreciation and amortization	—	(173)	—	(557)
Operating income	—	367	—	1,118
Loss on disposal attributable to discontinued operations	—	—	—	(2)
Income attributable to discontinued operations, before tax	—	367	—	1,116
Income attributable to discontinued operations, tax effect	—	(267)	—	(455)
Income attributable to discontinued operations, net of tax	$—	$100	$—	$661

(12)        Variable Interest Entities

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

On August 11, 2015, the Company consummated the sale of its Greenwood, Indiana restaurant. In conjunction with that agreement, the Company entered into a lease assignment agreement with the purchaser and landlord, releasing the Company of its obligations except in the event of default by the purchaser. As of September 30, 2018, the amount of the future lease payments for which the Company would be liable in the event of a default are approximately $11,000. An accrual related to any future obligation was not considered necessary as of September 30, 2018 as the Company has determined the fair value of this guarantee was zero as there was no indication that the purchasers would not be able to pay the required lease payments. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.  The Company reacquired the Greenwood, Indiana restaurant subsequent to the balance sheet date.  Refer to Note 15, “Subsequent Events” for further details.

On March 1, 2016, the Company consummated the sale of its Chicago, Illinois-area restaurants. In conjunction with that agreement, the Company entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing the Company of its obligations except in the event of default by the purchasers. As of September 30, 2018, the amount of the future lease payments for which the company would be liable in the event of a default is approximately $504,000. As of September 30, 2018, the Company had accrued approximately $275,000 related to the future obligations of these restaurants. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On November 1, 2017, the Company sold its Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, the Company remained the primary obligor of the lease. As of September 30, 2018, the amount of future lease payments for which the Company would be liable in the event of a default are approximately $620,000. An accrual related to the future lease obligation was not considered necessary as of September 30, 2018. See Note 11 “Discontinued Operations.”

-  17  -

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

Because the Company has provided more than half of the subordinated financial support of Mercury and controls Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. There has been no revenue or expenses related to Mercury during the three and nine months ended September 30, 2018.

(13)        Litigation

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

The Company filed a complaint on July 14, 2015, against a group of former franchisees in California seeking injunctive relief and damages for: (1) Federal Trademark Infringement; (2) Federal Trademark Dilution; (3) Federal Unfair Competition; (4) Federal Trade Dress Dilution; (5) Trademark Infringement under California Business and Professions Code § 14200; (6) Trademark Dilution under California Business and Professions Code §14200; (7) Common Law Trademark Infringement; (8) Unfair Competition under California Business and Professions Code § 17200; (9) False Advertising; (10) Breach of Contract; (11) Breach of Implied Covenant of Good Faith and Fair Dealing; and (12) Intentional Interference with Contract. The claims stem from the former franchisees’ breaches of their franchise agreements, including the failure to pay franchise fees and their continued operation of five restaurants utilizing Famous Dave’s intellectual property without authorization. After two defendants in the case, Kurt Schneiter and M Mart 1, filed a demurrer to the Complaint, Famous Dave’s filed an Amended Complaint on October 9, 2015, reasserting the same claims. The case is captioned Famous Dave’s of America, Inc., v. SR El Centro FD, Inc., et al., Case No. BC589329. By court order, dated June 6, 2016, Famous Dave’s successfully obtained a preliminary injunction, enjoining the former franchisee defendants from using Famous Dave’s intellectual property, including its trademarks and restaurant system. The preliminary injunction was the subject of an interlocutory appeal.  The appeal was fully briefed and oral argument took place on August 10, 2017.  On October 23, 2017, the California Court of Appeal rendered its decision in the appeal in Famous Dave’s favor, affirming and upholding in full the trial court’s preliminary injunction order.

On July 28, 2015, this group of former franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329 alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs were seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees. The Company executed a settlement agreement with all parties in these cases.  Pursuant to the settlement agreement, all claims in the litigation shall be dismissed with prejudice. The Company agreed to pay $75,000 towards plaintiff’s legal fees upon the completion of the de-imaging of all but one of the prior franchisee’s Famous Dave’s restaurants at issue in the case.  The assets and franchise rights of the remaining restaurant will be transferred to a separate existing franchisee.

-  18  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)        Related Party Transactions

Anand D. Gala is a franchisee of the Company and currently serves as a director of the Company. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations.

Charles Davidson is a franchisee of the Company and is the beneficial owner of approximately 18.6% of the Company’s common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital. The Company completed a rights offering during the nine months ended September 30, 2018, in which Wexford Capital purchased 352,845 shares of the Company’s common stock.

The following table outlines amounts received from related parties during the three and nine months ended September 30, 2018, and October 1, 2017:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenues and NAF contributions - Anand Gala	$368	$399	$1,162	$1,309
Revenues and NAF contributions - Charles Davidson	77	—	235	—

The following table outlines accounts receivable from related parties as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Accounts receivable, net - Anand Gala	$257	$301
Accounts receivable, net - Charles Davidson	38	32

(15)        Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of the Company’s consolidated financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements, except as noted below.

On October 8, 2018, the Company acquired the assets and the operations of the Famous Dave’s restaurant in Greenwood, Indiana from a franchisee. As of the date that these consolidated financial statements were available to be issued, the Company was still reviewing the financial information of the restaurant and, as such, it was impractical to include in these consolidated financial statements the pro forma effect of the acquisition.

-  19  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the periods presented:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	October 1, 2017
Company-owned restaurants:
Beginning of period	16	37
New	—	—
Repurchased	1	—
Closed	(1)	(12)
End of period	16	25
% of system	11%	16%
Franchise-operated restaurants:
Beginning of period	134	139
New	2	1
Repurchased	(1)	—
Closed	(4)	(11)
End of period	131	129
% of system	89%	84%
System end of period total	147	154

During the nine months ended September 30, 2018, we opened two franchise-operated restaurants in El Paso, Texas and Fort Mill, South Carolina.  We also repurchased the Janesville, Wisconsin location as detailed in Note 10, “Restaurant Acquisition.”

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 30, 2018 (fiscal 2018) and December 31, 2017 (fiscal 2017) are both 52 week fiscal years.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty payments. Currently, our domestic area development fee consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements, the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant. Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners.

Beginning in fiscal 2018, we adopted Accounting Standards Codification 606 – Revenue from Contracts with Customers, which changed the way that we recognize revenue related to area development and franchise fees, as well as gift card breakage. A more detailed discussion of our implementation can be found in Note 1 “Basis of Presentation” to the accompanying unaudited consolidated financial statements.

-  20  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Costs and Expenses

Restaurant costs and expenses include food and beverage costs; labor and benefits costs; operating expenses, which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are restaurant management, operations, and catering support salaries and occupancy costs.

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

Results of Operations –the three and nine months ended September 30, 2018 compared to the three and nine months ended October 1, 2017.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Food and beverage costs(1)	31.2%	29.9%	31.2%	30.1%
Labor and benefits costs(1)	36.4%	36.1%	35.6%	36.1%
Operating expenses(1)	30.4%	28.3%	30.6%	29.6%
Restaurant level operating margin(1)(3)	2.0%	5.6%	2.7%	4.2%
Depreciation and amortization expenses (2)	2.0%	7.5%	2.4%	4.4%
General and administrative(2)	13.8%	23.4%	14.3%	22.7%
Income (loss) from continuing operations(2)	11.5%	(18.3)%	12.2%	(14.2)%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Same store net sales for Company-owned restaurants for the three and nine months ended September 30, 2018 increased 2.1% and 2.8 % compared to the three and nine months ended October 1, 2017. Same store net sales for Company-owned restaurants for the three and nine months ended October 1, 2017 increased 0.9% and decreased 1.4% compared to 2016, respectively. As of September 30, 2018 and October 1, 2017, there were 15 and 28 restaurants in the same store sales base, respectively.

Same store net sales for franchise-operated restaurants for the three and nine months ended September 30, 2018 declined 1.8% and 1.5% compared to the three and nine months ended October 1, 2017, respectively. Same store net sales for franchise-operated restaurants for the three and nine months ended October 1, 2017 declined 2.1% and 3.4% compared to the comparable periods in 2016, respectively.

-  21  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Total Revenue

Our components of and changes in revenue consisted of the following for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended
(dollars in thousands)	September 30, 2018	October 1, 2017	$ Change	% Change
Revenue:
Restaurant sales, net	$9,903	$12,292	$(2,389)	(19.4)%
Franchise royalty and fee revenue	3,462	3,591	(129)	(3.6)%
Franchisee national advertising fund contributions	497	—	497	100.0%
Licensing and other revenue	211	183	28	15.3%
Total revenue	$14,073	$16,066	$(1,993)	(12.4)%

	Nine Months Ended
	September 30, 2018	October 1, 2017	$ Change	% Change
Revenue:
Restaurant sales, net	$28,571	$39,955	$(11,384)	(28.5)%
Franchise royalty and fee revenue	10,623	11,412	(789)	(6.9)%
Franchisee national advertising fund contributions	1,495	—	1,495	100.0%
Licensing and other revenue	766	696	70	10.1%
Total revenue	$41,455	$52,063	$(10,608)	(20.4)%

Restaurant Sales, net

The decline in year-over-year restaurant sales, net for the three and nine months ended September 30, 2018 was primarily a result of the closure of nine Company-owned restaurants. The impact of these closures was partially offset by a 2.1% and 2.8% increase in same-store sales for the three and nine months ended September 30, 2018, respectively.

On a weighted basis, Dine-In sales decreased by 1.3%, while To-Go and Catering sales increased by 2.9% and 0.5%, respectively, for the three months ended September 30, 2018 driven by third-party delivery sales, increased marketing efforts, and initiatives aimed at increasing catering sales. As a percentage of Dine-In sales, our adult beverage sales at our Company-owned restaurants were approximately 10.8% and 12.0% for the three months ended September 30, 2018 and October 1, 2017, respectively.

On a weighted basis, Dine-In sales decreased by 1.1%, while To-Go increased by 3.9% for the nine months ended September 30, 2018, driven by third-party delivery sales. Catering sales were flat for the nine months ended September 30, 2018.  As a percentage of Dine-In sales, our adult beverage sales at our Company-owned restaurants were approximately 11.5% and 11.8% for the nine months ended September 30, 2018 and October 1, 2017, respectively.

Franchise-Related Revenue, including national advertising fund contributions

The declines in franchise-related revenue for the three and nine months ended September 30, 2018 was primarily related to a decline in franchise-operated same store sales of 1.8% and 1.5%, respectively, and royalty abatements agreed upon to facilitate the transfer of certain of our franchise-operated restaurants to new operators. These operators have committed to investing necessary resources to refresh the transferred stores.

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

-  22  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Licensing and Other Revenue

For three and nine months ended September 30, 2018, licensing and other revenue was approximately $211,000 and $766,000, respectively, compared to approximately $183,000 and $696,000, respectively, for the comparable periods of fiscal 2017, an increase of approximately 15.3% and 10.1% for three and nine months ended September 30, 2018, respectively.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales and Company-owned and franchise-operated operating weeks for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$46,724	$47,107	$47,692	$47,876
Company-Owned	48,813	47,139	46,913	44,546
Full-Service	52,530	48,727	50,475	45,885
Counter-Service	40,929	39,339	39,351	37,089

Operating Weeks:
Franchise-Operated	1,743	1,732	5,240	5,304
Company-Owned	203	384	609	1,281

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

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended
(dollars in thousands)	September 30, 2018	October 1, 2017	$ Change	% Change
Food and beverage costs	$3,091	$3,679	$(588)	(16.0)%

	Nine Months Ended
	September 30, 2018	October 1, 2017	$ Change	% Change
Food and beverage costs	$8,907	$12,017	$(3,110)	(25.9)%

Food and beverage costs for the three months ended September 30, 2018 and October 1, 2017 represented approximately 31.2% and 29.9% of net restaurant sales, respectively. Food and beverage costs for the nine months ended September 30, 2018 and October 1, 2017 represented approximately 31.2% and 30.1%, respectively. This year-over-year increase, as a percentage of net restaurant sales, was primarily driven by commodity cost inflation.

-  23  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended
(dollars in thousands)	September 30, 2018	October 1, 2017	$ Change	% Change
Labor and benefits costs	$3,601	$4,441	$(840)	(18.9)%

	Nine Months Ended
	September 30, 2018	October 1, 2017	$ Change	% Change
Labor and benefits costs	$10,158	$14,426	$(4,268)	(29.6)%

Labor and benefits costs for the three months ended September 30, 2018 and October 1, 2017 represented approximately 36.4% and 36.1% of net restaurant sales, respectively. Labor and benefits costs for the nine months ended September 30, 2018 and October 1, 2017 represented approximately 35.6% and 36.1% of net restaurant sales, respectively. The year-over-year increases during the three months ended September 30, 2018, as a percentage of net restaurant sales, was primarily driven by positions added to supplement catering sales and wage-rate inflation. We expect future increases to labor and benefits costs, as a percentage of net restaurant sales, due to the national trend to increase minimum wages.  The decrease in labor and benefit costs, as a percentage of the net restaurant sales, for the nine months ended September 30, 2018 was a result of the implementation of a robust labor scheduling program, partially offset by positions added to supplement catering sales and wage-rate inflation.

Operating Expenses

Our operating expenses consisted of the following for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended
(dollars in thousands)	September 30, 2018	October 1, 2017	$ Change	% Change
Operating expenses	$3,011	$3,484	$(473)	(13.6)%

	Nine Months Ended
	September 30, 2018	October 1, 2017	$ Change	% Change
Operating expenses	$8,746	$11,845	$(3,099)	(26.2)%

Operating expenses for the three months ended September 30, 2018 and October 1, 2017 represented approximately 30.4% and 28.3% of net restaurant sales, respectively. Operating expenses for the nine months ended September 30, 2018 and October 1, 2017 represented approximately 30.6% and 29.6% of net restaurant sales, respectively. The primary drivers of the increase, as a percentage of net restaurant sales, were increased repairs and maintenance and advertising expenses, as well as a smaller restaurant base over which fixed costs are allocated. As we prioritize refreshing our brand and restaurants, we expect that our other restaurant operating expenses will be elevated, as a percentage of net restaurant sales, compared to the prior year.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2018 and October 1, 2017 represented approximately 2.0% and 7.5% of total revenues, respectively. Depreciation and amortization expense for the nine months ended September 30, 2018 and October 1, 2017 represented approximately 2.4% and 4.4% of total revenues, respectively.

-  24  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended
(dollars in thousands)	September 30, 2018	October 1, 2017	$ Change	% Change
General and administrative expenses	$1,937	$3,753	$(1,816)	(48.4)%

	Nine Months Ended
	September 30, 2018	October 1, 2017	$ Change	% Change
General and administrative expenses	$5,922	$11,796	$(5,874)	(49.8)%

General and administrative expenses for the three months ended September 30, 2018 and October 1, 2017 represented approximately 13.8% and 23.4% of total revenues, respectively. General and administrative expenses for the nine months ended September 30, 2018 and October 1, 2017 represented approximately 14.3% and 22.7% of total revenues, respectively. The decreases to general and administrative expenses primarily related to reduced legal and professional fees, occupancy costs at our corporate office and compensation expense. We also incurred elevated severance expenses during the three and nine months ended October 1, 2017, that did not recur for the comparable periods in fiscal 2018.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Asset impairments, net	$21	$822	$173	$3,864
Lease termination (income) charges and related costs	(11)	1,479	(354)	3,014
Restaurant closure expenses	21	104	324	133
Asset impairment, estimated lease termination charges and other closing costs	$31	$2,405	$143	$7,011

During the nine months ended September 30, 2018, we closed one Company-owned restaurant in Brick, New Jersey and completed the sale of a vacant property in Richmond, Virginia. Asset impairments, net during the nine months ended September 30, 2018 are primarily related to these two events. Lease termination charges during the nine months ended September 30, 2018 resulted from terminating the lease on our Brick, New Jersey restaurant, partially offset by deferred rent credits recognized in full. Lease termination income for the nine months ended September 30, 2018 related to our success in settling lease disputes with landlords of closed stores for less than anticipated. Restaurant closure expenses are expenses incurred for travel and other charges related to closing restaurants, as well as ongoing expenses incurred after a restaurant is fully closed.

Other Expense, Net

Other expense, net for the three months ended September 30, 2018 and October 1, 2017 consisted of interest expense of approximately $80,000 and $153,000, respectively. The Company recognized approximately $54,000, and $20,000 of interest income to offset the interest expense for the three months ended September 30, 2018 and October 1, 2017, respectively. Interest expense was lower during the three months ended September 30, 2018 due to the full repayment of our term loan in June 2018 and partial repayment of our real estate loan in July 2018.

Other expense, net for the nine months ended September 30, 2018 and October 1, 2017 consisted of interest expense of approximately $422,000 and $510,000, respectively. During the nine months ended September 30, 2018 and October 1, 2017, we recognized approximately $79,000 and $20,000, respectively, of interest income to offset the interest expense. Interest expense was lower during the three and nine months ended September 30, 2018 due to a lower average outstanding debt balance upon the full repayment of our term loan in June 2018 and partial repayment of our real estate loan in July 2018.

-  25  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Income Tax (Expense) Benefit

Income tax expense for the three months ended September 30, 2018 was approximately $196,000, or 12.3% of our pretax income. Income tax benefit for the three months ended October 1, 2017 was approximately $1.2 million, or 37.9% of our pretax loss. Income tax expense for the nine months ended September 30, 2018 was approximately $937,000, or 19.8% of our pretax income. Income tax benefit for the nine months ended October 1, 2017 was approximately $2.9 million, or 36.9% of our pretax loss. The decrease in the effective tax rate was primarily a result of tax reform, signed into law on December 22, 2017, which decreased our federal statutory tax rate from 34.0% to 21.0%, and adjustments recorded as a result of the finalization of our 2017 income tax returns.

Basic and Diluted Net Income (Loss) per Common Share

Net income for the three months ended September 30, 2018 was approximately $1.4 million, or $0.15 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2018 was approximately 9,090,000 and 9,111,000, respectively. Net loss from continuing operations for the three months ended October 1, 2017 was approximately $1.9 million, or ($0.28) per basic and diluted share. Net income from discontinued operations per basic and diluted share for the three months ended October 1, 2017 was $0.01 per basic and diluted share. There were approximately 6,955,000 basic and diluted weighted-average shares outstanding for the three months ended October 1, 2017.

Net income for the nine months ended September 30, 2018 was approximately $3.8 million, or $0.45 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the nine months ended September 30, 2018 was approximately 8,435,000 and 8,459,000, respectively. Net loss from continuing operations for the nine months ended October 1, 2017 was approximately $5.0 million, or ($0.72) per basic and diluted share. Net income from discontinued operations per basic and diluted share for the nine months ended October 1, 2017 was $0.10 per basic and diluted share. There were approximately 6,955,000 basic and diluted weighted-average shares outstanding for the nine months ended October 1, 2017.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $4.9 million and $8.8 million September 30, 2018 and December 31, 2017, respectively. On April 16, 2018, we sold 1,581,831 shares of common stock at $3.50 per share, from which we received total gross proceeds of approximately $5.5 million. We expect to utilize cash on hand to reinvest into our brand, including refreshing current corporate stores, repurchasing select franchise-operated stores, and the development of a new concept. During the nine months ended September 30, 2018, we fully repaid our term loan. During the three months ended September 30, 2018, we entered into agreements with Clark Championship Products LLC to develop the Clark Crew BBQ restaurant concept, which we also have the exclusive licensing rights to the Clark Crew BBQ brand. Pursuant to that agreement, we will provide financing in the amount of $1.4 million for the build out of the inaugural Clark Crew BBQ restaurant. We also repaid an additional $740,000 on our real estate loan and invested $7.0 million in short-term treasury bills.

Our current ratio, which measures our immediate short-term liquidity, was 1.93 as of September 30, 2018, compared to 1.62 as of December 31, 2017.  The current ratio is computed by dividing total current assets by total current liabilities. The increase in our current ratio was primarily due to increases in our held-to-maturity securities and accounts receivable, net balances and decreases in our accounts payable, accrued compensation and benefits and other current liabilities balances, partially offset by increases in the current portion of long-term debt and financing lease obligations and decreases in cash, cash equivalents, and restricted cash and prepaid income taxes and income taxes receivable.

Net cash provided by operating activities for the nine months ended September 30, 2018 was approximately $3.8 million, which reflects net income of approximately $3.8 million increased by non-cash charges of approximately $369,000. Changes in operating assets and liabilities for the nine months ended September 30, 2018 primarily included cash outflows for other current liabilities of $203,000, other liabilities of $409,000 and accrued compensation and benefits of $411,000. These cash outflows were partially offset by cash inflows related to a decrease in prepaid income taxes and income taxes receivable of $689,000.

Net cash provided by continuing operating activities for the nine months ended October 1, 2017 was approximately $3.4 million, reflecting a net loss from continuing operations of approximately $5.0 million increased by non-cash charges of approximately $9.1 million. Changes in operating assets and liabilities included cash outflows from an increase in prepaid income taxes and income taxes receivables of $1.1 million other liabilities of $789,000. These cash outflows were partially offset by an increase in accrued compensation and benefits of $1.0 million.  We also had cash inflows from discontinued operating activities of $1.1 million.

-  26  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Net cash used for investing activities was approximately $7.2 for the nine months ended September 30, 2018, related to purchases of held-to-maturity securities of $7.0 million, advances on notes receivable of $750,000 and the purchase of property, equipment and leasehold improvements of $597,000 partially offset by proceeds from the sale of Virginia Commons and a liquor license of $1.2 million,. Net cash used for continuing investing activities was $252,000 for the nine months ended October 1, 2017, related to the purchases of property and equipment.  We also had cash outflows for discontinued investing activities of $49,000.

Net cash used for financing activities for the nine months ended September 30, 2018 of $985,000, primarily related to the debt repayments of $6.6 million, partially offset by proceeds, net of offering costs, from our successful rights offering of $5.1 million as well as proceeds from the exercise of stock options of approximately $520,000. Net cash used for financing activities for the nine months ended October 1, 2017 of $1.2 million, primarily related to the debt repayments of $1.2 million and payments of debt issuance costs of $15,000.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of September 30, 2018, we were in compliance with all of our covenants.

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

-  27  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Additional Information on Famous Dave’s

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Quarterly Report on Form 10‑Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding Famous Dave’s, our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov. Our most current SEC filings, such as our annual, quarterly and current reports, proxy statements and press releases are available to the public free of charge on our website.

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

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

The information contained in Note 13 “Litigation” of the notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10‑Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10‑Q, we are not a party to any material pending legal proceedings.

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

-  28  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 5.OTHER INFORMATION.

Appointment of Chief Financial Officer

Effective, November 12, 2018, the Company entered into an Amendment to Employment Agreement with Paul M. Malazita, in connection with Mr. Malazita’s appointment as the Company’s Chief Financial Officer, removing his prior interim title. Pursuant to the Amendment, Mr. Malazita will be entitled to receive an annual base salary of $180,000 and is eligible to receive a discretionary annual bonus, which shall be determined by the board of directors of the Company in its sole discretion based upon Mr. Malazita’s achievement of milestones. The target amount of each annual bonus is expected to be 50% of Mr. Malazita’s annual base salary and 20% of the annual bonus may, at the discretion of the board, be paid in shares of common stock.

Item 6.EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

-  29  -

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: November 13, 2018	By:	/s/ Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 13, 2018		/s/ Paul M. Malazita
Paul M. Malazita
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

-  30  -