Form 10-K
period 2018-12-30
FAMOUS DAVES OF AMERICA INC
filed 2019-03-04
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2018

Commission File No. 0‑21625

FAMOUS DAVE’S of AMERICA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41‑1782300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12701 Whitewater Drive, Suite 290

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
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $21.7 million as of July 1, 2018, (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose. As of February 12, 2019, 9,084,905 shares of the registrant’s Common Stock were outstanding.

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

PART I

ITEM 1.       BUSINESS

Summary of Business Results and Plans

Famous Dave’s of America, Inc. (“Famous Dave’s”, the “Company,” “we,” “us” or “our”) was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the fiscal years ended December 30, 2018 and December 31, 2017:

	Year Ended	Year Ended
	December 30, 2018	December 31, 2017
Company-owned restaurants:
Beginning of period	16	37
New	—	—
Repurchased (sold) by the Company	2	(8)
Closed	(1)	(13)
End of period	17	16
% of system	12%	11%
Franchise-operated restaurants:
Beginning of period	134	139
New	2	2
(Repurchased) sold by the Company	(2)	8
Closed	(7)	(15)
End of period	127	134
% of system	88%	89%
System end of period total	144	150

As of December 30, 2018, Famous Dave’s restaurants operated in 33 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates. An additional 63 franchise restaurants were committed to be developed through signed area development agreements at December 30, 2018.

During the fourth quarter of fiscal 2017, we refranchised eight Company-owned restaurants located at Columbia, Maryland, Frederick, Maryland, Laurel, Maryland, Waldorf, Maryland, Alexandria, Virginia, Chantilly, Virginia, Oakton, Virginia and Woodbridge, Virginia. As a result of these transactions, we classified the operating results of these restaurants as discontinued operations for all years reported and have excluded them from the results of continuing operations.

In fiscal 2018, we continued our focus on increasing sales and traffic through various initiatives. These initiatives included a new social listening tool to streamline increase feedback across social media channels, tests of brand refreshes, a new menu relaunch and increased focus on digial and online ordering channels such as our new mobile app and loyalty program.  Third party delivery was a key driver of our sales growth and we continued to expand on these capabilities while also driving adoption in our franchise community. After evaluating the success of third-party delivery, we implemented third party partners for our catering line of business.

Culinary innovation was key to our efforts in 2018 with an emphasis on frequency driving offerings.  The test menu launched for our initial brand refresh location included over 20 new menu items along with a new design aimed at elevating our offerings.  Based on the success of the initial test, the menu was rolled out in two additional locations.  The success of the expanded menu test provided the basis for a system-wide menu overhaul.  For the system-wide launch management identified four new menu item changes to be rolled out to all locations and 12 new optional menu items to offer.  Franchisee reception was overwhelmingly positive since the October 2018 launch and resulted in franchise locations adding an average of ten new menu items.

In  the fourth quarter of 2018 we launched our loyalty and mobile app, in order to increase frequency and lifetime value of our Guests.  Given the rapid initial adoption by Guests this will continue to be a focus throughout 2019.

In fiscal 2019 we will continue our focus on driving sales by expanding on 2018 initiatives along with a new menu pricing strategy and an expanded refresh program. We are also working diligently to drive unit level margins with a focus on managing controllable costs in our restaurants. We believe continued adoption of technology will help offset increases in labor costs by allowing self ordering for Guests and streamlining back-of-house operations.  We will also look to test a new quick service restaurant prototype to help drive future unit growth.

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

Narrative Description of Business

Famous Dave’s restaurants, a majority of which offer full table service, feature wood-smoked and off-the-grill entrée favorites that fit into the barbeque category. We differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of December 30, 2018, 12 of our Company-owned restaurants are full-service and 5 are counter-service. Our prototypical design includes a designated bar, a signature exterior smokestack, a separate entrance for our To Go business and a patio.  The Famous Dave’s concept can be adapted to fit various location sizes and desired service styles such as full-service or counter-service.

In fiscal 2018, our franchisees opened two restaurants in El Paso, Texas and Fort Mill, South Carolina. In fiscal 2017, our franchisees opened two restaurants in Abu Dhabi, United Arab Emirates and Green Bay, Wisconsin. In fiscal 2019, we may look to incentivize our franchisees to open additional restaurants. We offer conversion packages that provide our franchisees with the flexibility to convert existing restaurants as well as existing retail footprints into a Famous Dave’s restaurant. Given the flexibility and scalability of our concept, we believe that there are a variety of development opportunities available now and in the future.

We pride ourselves on the following:

High Quality Food – Each restaurant features a distinctive selection of authentic hickory-smoked and off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken and signature sandwiches and salads. Also, enticing side items, such as corn bread, potato salad, coleslaw and Wilbur BeansTM, accompany the broad entrée selection. Handmade desserts, including Famous Dave’s Bread Pudding and Hot Fudge Kahlua Brownies, are another specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer six regional barbeque sauces: Rich & Sassy®, Texas PitTM, Georgia MustardTM, Devil’s Spit®, Sweet and ZestyTM and Wilbur’s RevengeTM. These sauces, in addition to a variety of seasonings, rubs, marinades and other items are also distributed in retail grocery stores throughout the country under licensing agreements.

Focus on Guest Experience – We believe that a renewed focus on enhancing our Guests’ experience and listening to their feedback is essential. In fiscal 2018, we remodeled our Coon Rapids location, including a new design, color scheme, furniture, audio visual, fixtures & equipment and a revised menu with 20+ new items. We believe a positive Guest experience, combined with our high-quality food, makes Famous Dave’s appealing to a diverse and broad demographic profile. During the year we have onboarded various platforms to better connect with our Guests. These include: delivery service providers, OpenTable, MomentFeed, and our own loyalty app. These platforms allow us to engage our Guests in ways we have not been able to historically.

Distinctive Environment - Décor and Music – Our original décor theme was a nostalgic roadhouse shack (“Original Shack”), as defined by the abundant use of rustic antiques and Americana items. This format was used for both full-service and counter-service restaurant formats. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. In addition, we developed a larger “Blues Club” format that featured authentic Chicago Blues Club décor and live music seven nights a week. We have evolved our format to that of a full-service concept with several “prototypical” designs that incorporate the best attributes of the past restaurants while providing a consistent brand image. Our Coon Rapids remodel showcases a modern, contemporary vibe that we believe will appeal to a younger demographic while still resonating with our current core Guest. We plan on two additional remodels in fiscal 2019 to provide additional options for franchisees.

Operating Strategy

Our ability to achieve sustainable profitable growth is dependent upon delivering high-quality experiences in terms of food and hospitality, consistently.  Key elements of our strategy include the following:

Operational Excellence – During fiscal 2018, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable Guest experience, both in terms of food and hospitality, across our system. We define operational excellence as unyielding commitment to superior service for our Guests during every visit.  We continue to look for ways to provide convenience and value to our Guests through reducing ticket times and streamlining off-premise operations.  Operational excellence involves daily monitoring to ensure we execute our recipes at a high level inclusive of preparation, cooking, and handling procedures, rotation, sanitation, cleanliness and safety.

Our menu focuses on a number of popular smoked, barbequed, grilled meats, entrée items and delicious side dishes which are prepared using proprietary seasonings, sauces and mixes. In order to enhance our appeal, expand our audience, increase frequency, and feature our cravable products, our culinary team has developed a product pipeline which will allow us to offer new exciting items throughout the year. In fiscal 2018, we rolled our new test menu of 20+ new menu items to three locations: Coon Rapids, Minnesota; Maple Grove, Minnesota; and Westbury, New York.  Based on those results, we were able to offer 12 new menu items to our Franchisee’s for menu placement in October 2018. In fiscal 2019, we plan on continuing our analysis of menu item performance and testing new menu items in our three test locations.

Human Resources and Training/Development - A key ingredient to our success lies with our ability to hire, train, engage and retain employees at all levels of our organization. We place a great deal of importance on creating an exceptional working environment for all of our employees. Through our human resource and training and development resources, tools and programs, we continually enhance and support superior performance within our restaurants and support center.

We are a performance-based organization, committed to recognizing and rewarding performance at all levels of the organization. Our performance management process includes performance calibration as a means of providing measurable, comparative employee evaluations relative to peer contribution, taking into account specific core competencies and goals. It is designed to provide a complete picture of performance that is consistent across the organization. We offer a total rewards program that is benchmarked closely against the industry and includes health and welfare coverage, 401(k) and non-qualified deferred compensation with a company match, base pay and incentive pay programs developed to sustain our competitive position in the market. Our human resource and training teams focus on the selection and retention of talent through programs in overall workforce planning, performance management, development, safety and risk reduction, and continued enhancements in our organizational structures for all positions in the business.

In the training and development arena, we offer a variety of ongoing on-the-job and classroom training programs for the operations teams (hourly employees, restaurant managers, and multi-unit managers) in an effort to create defined career paths. Our management training program provides new restaurant managers a foundational-based training for restaurant operations and several learning sessions focused on the basic behaviors and skills of a Famous Dave’s manager. As an enhancement to our current management training curricula, in 2019 we are preparing to offer an on-going training and leadership program for current Famous Dave’s managers. This program will use a combination of classroom style training and eLearning based courses in the areas of communication, teamwork, coaching, change management and performance management with the goal of increasing knowledge specific to the brand, shift awareness, and overall soft skill enhancement that will further develop and hone in on skills acquired during the original management training experience.

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

Off-Premise Occasions - Focus on Convenience

In addition to our lively and entertaining dine-in experience, we provide our Guests with maximum convenience by offering an expedient take-out service along with catering and delivery. We believe that Famous Dave’s entrées and side dishes are viewed by Guests as traditional American "picnic foods" that maintain their quality and travel particularly well, making them an attractive choice to replace a home-cooked meal. The high quality, fair prices and avoidance of preparation time make take-out of our product particularly attractive. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business. We see catering and delivery as a tremendous opportunity for new consumers to access our business.  Every restaurant has dedicated vehicles to support our catering initiatives and many restaurants are served by multiple third-party delivery providers.

Our restaurants have been designed specifically to accommodate a significant level of To Go sales, including a separate To Go entrance with prominent and distinct signage, and, for added convenience, we separately staff the To Go counter. To further enhance To Go sales, we offer our Guest the ability to order online to improve convenience. We believe our focus on To Go enables Famous Dave’s to capture a greater portion of the “take-out” market by allowing consumers to “trade within our brand,” when dining in is not always an option. We pursue efforts to increase awareness of To Go in all Company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants.

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

Value Proposition and Guest Frequency – We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.99 to $26.99, resulting in a per person dine-in and To Go average of $15.21 during fiscal 2018. During fiscal 2018, per person average tickets for lunch averaged $13.47 and per person average ticket for dinner averaged $16.34. We intend to use value priced offerings, new product introductions, and the convenience of connecting with Guests on their own terms, to drive new and infrequent Guests into our restaurants for additional meal occasions.

Marketing, Promotion and Sales

We believe that by specializing in unique and distinctive smoked meats, poultry & fish, our menu specialty helps set the brand apart from the crowded field in casual dining. To further develop the advertising and promotional materials and programs designed to create brand awareness and increase the reach of the brand, we have a system-wide marketing fund. All Company-owned restaurants, and those franchise-operated restaurants with agreements signed after December 17, 2003 are generally required to contribute 1.0% of net sales to this fund, which substantially funds the marketing and digital teams. In fiscal 2018, the Marketing Ad Fund contribution for contributing franchisees was 1.0% of net sales and will continue to be so in fiscal 2019.

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

The strategic focus for marketing and promotion is to ensure that Famous Dave’s is recognized as the category–defining brand in BBQ, to create and sustain attractive differentiation in consumer’s mind, and to continue to strengthen the brand’s positioning and consistency. To help drive top-line sales, we have selectively tested discount based promotional activity across various channels.  Given the results in 2018 we believe there is a place for limited discounting to increase frequency and drive trial.

In 2018, we highlighted value and affordability in our menu along with promoting additional value offerings through limited time offers. We also continued to promote our To Go and Catering offering while rolling out delivery on a large-scale basis. This has allowed us to connect with Guests on their terms and offer unique and often compelling sources of growth, and each occasion is growing at a different rate.

Location Strategy

We believe that the barbeque segment of the casual dining restaurant industry continues to offer strong growth opportunities, and we believe we are positioned for growth on a geographical basis. Our geographical concentration, as of December 30, 2018, was 43% Midwest, 6% Middle Atlantic, 11% South, 29% West, 7% Northeast and 4% International.

We prepare an overall market development strategy for each market. The creation of this market strategy starts with identifying trade areas that align demographically with the target Guest profile. The identified trade areas are then assessed for viability and vitality and prioritized by sales and unit level margin opportunity for furture development. Since markets are dynamic, the market strategy includes a continual and ongoing assessment of all existing restaurant locations. If financially feasible, a restaurant may be relocated as the retail or residential focus in a trade area shifts.

As part of our development strategy, we have engaged design firms to redesign and reimage the traditional full-service prototype. These firms have assisted in developing plans for future service style models such as an updated counter-service, line-service and hybrid flex-service models. The future service-style models will allow us to access new markets or strategically locate restaurants in existing markets where a full-service restaurant is unlikely to be financially viable. The surrounding trade area will determine which service style is appropriate. Site selection will focus on converting second generation space cost effectively.  We intend to finance company restaurant development through the use of cash on hand, cash flow generated from operations, through availability on our revolving line of credit and future additional debt.

We expect to continue to grow our franchise program. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network domestically and internationally.

Purchasing

In order to maximize quality and operational efficiencies for our food products, we strive to obtain consistent quality items at competitive prices from reliable sources, including identifying secondary suppliers for many of our key products. Additionally, our secondary suppliers help us assure supply chain integrity and better logistics. Finally, to reduce freight costs, we continually aim to optimize our distribution networks, where the products are shipped directly to the restaurants through our foodservice distributors. Each restaurant’s management team determines the daily quantities of food items needed and orders such quantities to be delivered to their restaurant.

Approximately 85% of our food and non-alcoholic beverage purchases are on contract, with the majority being proteins. Pork represents approximately 37% of our total purchases, while beef, which includes hamburger and brisket, is approximately 19%, chicken is approximately 14%, and seafood is approximately 3%.

Our purchasing team is also responsible for managing the procurement of non-food items for our restaurants, including restaurant equipment, smallwares and restaurant supplies. They also contract many of our restaurants repair and maintenance services along with managing our utility costs.

Information Technology

We recognize the importance of leveraging information and technology to support and extend our competitive position in the restaurant industry. We continue to invest in initiatives that provide secure and efficient operations, enhance the Guest experience and provide benchmarks that allow us to evaluate our operational metrics.

We utilize industry-leading service providers and cloud services to streamline processes at both the restaurant and support center. Interfaces between point-of-sale (POS), labor management, inventory management, menu management, digital platforms and financial systems are the foundation of our enterprise analytics platform. We also continue to implement and support solutions to capitalize on current digital market trends to drive sales and realize operational efficiency.

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

Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his or her restaurants independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that franchisees will be able to successfully operate Famous Dave’s restaurants in a manner consistent with our standards for operational excellence, service and food quality.

As of December 30, 2018, we had 33 ownership groups with franchise operated restaurants in the following locations:

United States
Arizona	6
California	13
Colorado	6
Delaware	1
Florida	3
Idaho	1
Illinois	8
Indiana	2
Iowa	3
Kansas	1
Kentucky	2
Maine	1
Maryland	4
Michigan	7
Minnesota	4
Missouri	2
Montana	4
Nebraska	3
Nevada	5
New Jersey	1
North Dakota	3
Oregon	2
Ohio	3
Pennsylvania	3
South Carolina	1
South Dakota	2
Tennessee	4
Texas	4
Utah	3
Virginia	4
Washington	6
Wisconsin	9
United States Total	121

International
The Commonwealth of Puerto Rico	2
Canada	1
United Arab Emirates	3
International total	6
Total franchise-operated restaurants	127

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

The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, smallwares, décor and training fees as well as working capital. In fiscal 2018, certain of our franchisees were required to contribute 1.0% of net sales to a marketing fund dedicated to providing digital and creative services. Currently, franchisees are required to spend approximately 1.5% of their net sales annually on local marketing activities.

Seasonality

Our restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months, and lower revenue in the first and fourth quarters of our fiscal year, due to possible adverse weather which can disrupt Guest and team member transportation to our restaurants.

Government Regulation

Our Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Any difficulty or failure to obtain required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew a license, could interrupt operations at an existing restaurant, any of which would adversely affect our operations. Restaurant operating costs are also affected by other government actions that are beyond our control, including increases in minimum hourly wage requirements, worker’s compensation insurance rates, health care insurance costs, property and casualty insurance, and unemployment and other taxes. We are also subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  We are also subject to extensive state and federal government regulation by various governmental agencies due to our digital and social media footprint in the collection of customer’s or potential customer’s data.  This includes data storage and privacy laws on a state and federal basis.

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

The 1990 Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We have in the past and could in the future be required to incur costs to modify our restaurants in order to provide service to, or make reasonable accommodations for, disabled persons. Our restaurants are currently designed to be accessible to the disabled, and we believe we are in substantial compliance with all current applicable regulations relating to this Act.

Team Members

As of December 30, 2018, we employed approximately 779 team members of which approximately 101 were salaried full-time employees. None of our team members are covered by a collective bargaining agreement. We believe that we have good relationships with our team members.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website (www.famousdaves.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (SEC). Additionally, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on our website or linked to our website is not incorporated by reference into this Annual Report.

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

       On December 2, 2016, we and certain of our affiliates entered into a credit arrangement with Choice Financial Corp. (“Choice”) providing for three separate loans with aggregate borrowings of $11.0 million (the "Credit Facility"). We are subject to various financial and non-financial covenants under the Credit Facility, including a minimum debt-service coverage ratio. As of December 30, 2018, we were in compliance with all of our covenants; however, there can be no assurance that we will be able to comply with all of our financial and non-financial covenants in the future. A failure to comply with these covenants could cause us to be in default of our agreements and Choice would be within its rights to accelerate the maturity dates of any amounts owed on our existing loans. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our real estate and personal property, which serves as collateral for the loans. Replacement financing may be unavailable to us on similar terms or at all. Termination of our existing loans without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

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

Our growth and success depends in part upon increasing the number of our franchised restaurants through execution of area development and franchise agreements with new and existing franchisees in new and existing markets. Our ability to successfully franchise additional restaurants or re-franchise existing Company-owned restaurants will depend on various factors, including our ability to attract, contract with and retain quality franchisees, the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, the negotiation of acceptable terms for the re-franchising of existing Company-owned restaurants, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion and general economic and business conditions. Additionally, certain of our long-term debt is subject to various financial covenants and secured by the land and real estate of restaurant locations that we own, and we will likely have to obtain approval from our lender and refinance this long-term debt. We may also be subject to additional impairment charges, lease termination and other charges, and increased financial statement disclosure requirements. Many of the foregoing factors are beyond our control or the control of our franchisees and there can be no assurance that we will be able to successfully carry out our franchising and refranchising strategy on terms acceptable to our management and Board, or at all.

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

Our current franchise program includes two restaurants in the Commonwealth of Puerto Rico, one restaurant in Manitoba, Canada, and three restaurants in the United Arab Emirates. Because there are a very limited number of international restaurants, we may not be completely aware of the development efforts involved and barriers to entry into new foreign markets. As a result, we may incur more expenses than originally anticipated and there is a risk that we may not be successful in expanding internationally. If we are successful in maintaining or expanding our international footprint, our future results could be materially adversely affected by a variety of uncontrollable and changing factors affecting international operations including, among others, regulatory, social, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns and changes in the laws and policies. Furthermore, by maintaining or expanding our international footprint, our brand value could be harmed by factors outside of our control, including, among other things, difficulties in achieving the consistency of product quality and service compared to our U.S. restaurants and an inability to obtain adequate and reliable supplies of ingredients and products.

The restaurant industry is subject to extensive government regulation that could negatively impact our business.

The restaurant industry is subject to extensive federal, state, and local government regulation by various government agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the preparation and sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards, adjustments to tip credits, minimum wage requirements, working conditions, hiring and employment practices, workers' compensation and citizenship requirements. Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (ADA) and related state accessibility statutes. Under the ADA and related state laws, we must provide equivalent service to disabled persons and make reasonable accommodation for their employment, and when constructing or undertaking significant remodeling of our restaurants, we must make those facilities accessible.  Due to the fact that we offer and sell franchises, we are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. We may also be subject in certain states to "dram-shop" statutes, which provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In addition, our operating results would be adversely affected in the event we fail to maintain our food and liquor licenses.

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

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to laws and regulations requiring disclosure of calorie, fat, trans fat, salt and allergen content.  There is a risk that consumers' dining preferences may be impacted by such menu labeling. If we elect to alter our recipes in response to such a change in dining preferences, doing so could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations.

We are subject to laws relating to information security and privacy.  As a merchant and service provider of point-of-sale services, we are also subject to the Payment Card Industry Data Security Standard issued by the Payment Card Industry Council (PCI DSS).

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Donald Trump signed into law sweeping tax reform, which overhauls individual, business and international taxes including, but not limited to:

•	Reducing the corporate federal statutory tax rate to 21%
•	Limiting net interest expense deductions to 30% of adjusted taxable income
•	Limiting the net operating loss deduction to 80% of taxable income

       The reduction in tax rate caused the valuation of our net deferred tax asset to decrease, as a result of which we recognized deferred tax expense of $1.8 million in fiscal 2017. If we fail to generate significant taxable income, we may not be able to fully deduct the interest expense on our debt, which could result in us having to pay increased federal income taxes. We have also generated substantial taxable losses in the past and may continue to do so in the future. Although the treatment of tax losses generated before December 31, 2017 has not changed, tax losses generated in fiscal 2018 and beyond will only be able to offset 80% of taxable income, although the losses may be carried forward indefinitely. This could cause us to have to pay federal income taxes despite generating a loss for federal income tax purposes in the future.

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

A significant negative publicity event could have an adverse impact on our business or our relationships with customers, partners and franchisees.

Our business and reputation could be adversely affected by a negative publicity event resulting from any key stakeholder’s statements and actions.  If we were unable to rebuild the trust of our customers, franchisees, business partners and suppliers, and if further negative publicity continued, we could experience a substantial negative impact on our business. We could also experience additional claims or litigation as a consequence of those events.

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

Adverse weather conditions and natural disasters and other unforeseen events, such as winter storms, severe temperatures, thunderstorms, floods, hurricanes and earthquakes, terror attacks, war and widespread/pandemic illness, and the effects of such events on economic conditions and consumer spending patterns, could negatively impact our results of operations. Temporary and prolonged restaurant closures may occur and consumer traffic may decline due to the actual or perceived effects from these events. Severe winter weather conditions have impacted our customer traffic and results of operations in the past.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future. The following table sets forth certain information about our existing Company-owned restaurant locations, as of December 30, 2018:

		Square	Interior	Owned or	Date
Location		Footage	Seats	Leased	Opened/Acquired
1	Roseville, MN (3)	4,800	105	Leased	June 1996
2	Calhoun Square (Minneapolis, MN)	10,500	380	Leased	September 1996
3	Maple Grove, MN	6,100	146	Leased(1)	April 1997
4	Highland Park (St. Paul, MN)(3)	5,200	125	Leased	June 1997
5	Apple Valley, MN(3)	3,800	90	Leased(1)	July 1997
6	Forest Lake, MN(3)	4,500	100	Leased	October 1997
7	Minnetonka, MN	5,500	140	Owned(2)	December 1997
8	Plymouth, MN(3)	2,100	49	Owned(2)	December 1997
9	West Des Moines, IA	5,700	150	Leased	April 1998
10	Woodbury, MN	5,900	180	Owned(2)	October 1998
11	Coon Rapids, MN	6,300	160	Owned(2)	December 2006
12	Mays Landing, NJ	6,400	237	Leased	March 2010
13	Westbury, NY	6,400	276	Leased	March 2010
14	Mountainside, NJ	8,800	253	Leased	March 2010
15	Metuchen, NJ	6,200	176	Leased	March 2010
16	Janesville, WI	4,100	130	Leased	August 2018
17	Greenwood, IN	5,700	176	Leased	October 2018

All seat count and square footage amounts are approximate.

(1)	Restaurant is collateral in a financing lease.
(2)	Restaurant land and building are owned by the Company.
(3)	Counter service restaurant

Our Minnesota executive offices are currently located in approximately 10,946 square feet in Minnetonka, Minnesota. Our executive office lease expires in November 2025. During 2015, our 8,400‑square foot office in Lombard, IL was closed and sublet to another tenant. This office lease expires in October 2022.

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

Holders

As of February 12, 2019, we had approximately 330 shareholders of record and approximately 3,143 beneficial shareholders.

Dividends

Our Board of Directors has not declared any dividends on our common stock since our inception, and does not intend to pay out any cash dividends on our common stock in the foreseeable future. We presently intend to retain all earnings, if any, to provide for growth and reduce our debt levels. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, loan agreement restrictions, our financial condition and other factors deemed relevant by our Board of Directors.

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

The purpose of the 2015 Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of the Company. The Plans have each been approved by the Company’s shareholders. The following table sets forth certain information as of December 30, 2018, with respect to the 2005 Plan and the 2015 Plan.

		Weighted-	Number of Securities
		Average	Remaining Available for
	Number of Securities	Exercise Price	Future Issuance Under
	to be Issued Upon	of Outstanding	Equity Compensation
	Exercise of	Options,	Plans (Excluding
	Outstanding Options	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by shareholders:
2005 Stock Incentive Plan	450	$28.53	—
2015 Stock Incentive Plan	383,194	7.40	311,033
TOTAL	383,644	$7.43	311,033

Performance Graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer

None

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. As of December 30, 2018, there were 144 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada and the United Arab Emirates, including 17 Company-owned and 127 franchise-operated restaurants. An additional 63 restaurants were committed to be developed through signed area development agreements as of December 30, 2018.

Fiscal Year

Our fiscal year ends on the Sunday nearest to December 31st of each year. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ended December 30, 2018 (fiscal 2018) and December 31, 2017 (fiscal 2017) consisted of 52 weeks. Fiscal 2019, which ends on December 29, 2019, will consist of 52 weeks.

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

Costs and Expenses

Restaurant costs and expenses include, among other items, food and beverage costs; labor and benefits costs; operating expenses, which include occupancy costs, repair and maintenance costs, supplies and advertising and promotion. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are restaurant management salaries and occupancy costs. Our experience is that when a new restaurant opens, it incurs higher than normal levels of labor and food costs until operations stabilize, usually during the first three to six months of operations. As restaurant management and staff gain experience following a restaurant’s opening, labor scheduling, food cost management and operating expense control typically improve to levels similar to those at our more established restaurants.

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

Asset Impairment, Estimated Lease Termination and Other Closing Costs

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

Liquor licenses

We own transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses are capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated balance sheets as of December 30, 2018 and December 31, 2017. We review annually these liquor licenses for impairment. Additionally, the costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are recognized in expense over the renewal term.

Accounts receivable, net

We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding for which no payment plan or other payment arrangement exists. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary on a case-by-case basis. Any changes to the reserve are recorded in general and administrative expenses. Accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which franchisees are required to submit to us.

Stock-based compensation

Beginning in fiscal 2019, we are required to adopt ASU 2018-17- Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accouning. See Note 1 “Nature of Business and Significant Accounting Policies” the notes to the accompanying financial statements for more information.

We recognize compensation expense for share-based awards granted to team members based on their fair values at the time of grant over the requisite service period. Additionally, our board members receive share-based awards for their board service. The incentive compensation of our chief executive officer provides for grants of unrestricted, freely tradable shares of our common stock upon the achievement of share price milestones. The expense for these grants is recorded when earned by our chief executive officer. Our pre-tax compensation expense for stock options and other incentive awards is included in general and administrative expenses in our consolidated statements of operations.

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

Results of Operations – Fiscal Year 2018 Compared to Fiscal Year 2017

The following table presents items in our consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Year Ended
	December 30, 2018	December 31, 2017
Food and beverage costs(1)	31.5%	30.2%
Labor and benefits costs(1)	35.9%	36.1%
Operating expenses(1)	31.4%	30.0%
Restaurant level operating margin(1)(3)	1.2%	3.7%
Depreciation and amortization expenses(2)	2.3%	4.3%
General and administrative expenses(2)	14.6%	22.7%
Net income (loss) from continuing operations(2)	10.9%	(10.5)%

(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level cash operating margin is equal to restaurant sales, net, less food and beverage costs, labor and benefit costs, and operating expenses.

Total Revenue

Our components of and changes in revenue consisted of the following for the fiscal years ended December 30, 2018 and December 31, 2017:

	Year Ended
	December 30, 2018	December 31, 2017	$ Change	% Change
Revenue:
Restaurant sales, net	$38,051	$48,874	$(10,823)	(22.1)%
Franchise royalty and fee revenue	13,871	14,767	(896)	(6.1)%
Franchisee national advertising fund contributions	1,932	—	1,932	100.0%
Licensing and other revenue	1,034	954	80	8.4%
Total revenue	$54,888	$64,595	$(9,707)	(15.0)%

The decline in year-over-year restaurant sales, net for the year ended December 30, 2018 as compared to the year ended December 31, 2017 was primarily a result of the closure of 14 Company-owned restaurants since January 2, 2017. The impact of these closures was partially offset by a 2.7% increase in same-store sales during the year ended December 30, 2018. On a weighted basis, for the year ended December 30, 2018, Dine-In sales decreased by 1.2%, while To Go and Catering sales increased 3.4% and 0.5%, respectively, highlighting the success of our initiatives in these areas. As a percentage of Dine-In sales, our adult beverage sales at Company-owned restaurants was approximately 11.5% and 12.1%, respectively, during the fiscal years ended December 30, 2018 and December 31, 2017,  a decrease of 5.1%.

We have been making significant investments in programs aimed at increasing To-Go and Catering sales at Famous Dave’s restaurants. For example, we have expanded the online ordering program in certain franchise-operated restaurants, and will continue to assist participating franchisees with implementation during early 2019. We have rolled out delivery programs with various third-party services, which we believe, along with online ordering, will continue to augment our To Go and Catering sales in the future. We believe that these innovations will provide additional avenues for our franchisees to grow their respective businesses.

The decline in year-over-year franchise-related revenue was primarily a result of the net closure of 22 franchise-operated restaurants since January 2, 2017 and a 1.4% decrease in same-store sales during the year ended December 30, 2018.  Licensing and other revenue, which is primarily derived from retail sales of Famous Dave’s branded products, increased approximately $80,000 in fiscal 2018.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales for the periods presented:

	Year Ended
	December 30, 2018	December 31, 2017
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$47,011	$47,182
Company-Owned	45,918	44,330
Full-Service	49,098	45,866
Counter-Service	38,959	36,846

Operating Weeks:
Franchise-Operated	6,910	6,993
Company-Owned	829	1,527

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

Food and Beverage Costs

Our food and beverage costs consisted of the following for fiscal years ended December 30, 2018 and December 31, 2017:

	Year Ended
	December 30, 2018	December 31, 2017	$ Change	% Change
Food and beverage costs	$11,973	$14,782	$(2,809)	(19.0)%

Food and beverage costs for the fiscal years ended December 30, 2018 and December 31, 2017 represented approximately 31.5% and 30.2% of net restaurant sales, respectively. The year-over-year increase, as a percentage of restaurant sales, net, primarily resulted from higher commodity costs related to brisket, certain of our pork products, chicken, french fries and cooking oil, partially offset by favorable prices in produce and certain other of our pork products.  Additionally, in fiscal 2018, we rolled out a test menu in three of our locations with a full menu refresh launched in October 2018.  As a result of these tests and ultimate roll out, food waste was elevated.  We believe that further training and operational efficiency surrounding the new menu will improve food costs as a percentage of restaurant sales, net, in fiscal 2019.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the fiscal years ended December 30, 2018 and December 31, 2017.

	Year Ended
	December 30, 2018	December 31, 2017	$ Change	% Change
Labor and benefits costs	$13,663	$17,653	$(3,990)	(22.6)%

Labor and benefits costs for the fiscal years ended December 30, 2018 and December 31, 2017 were approximately 35.9% and 36.1% of net restaurant sales, respectively.  Labor and benefit costs decreased in fiscal 2018 as a percentage of restaurant sales, net, primarily related to a decrease in management labor, partially offset by increased wage rate inflation, increased temporary labor costs associated with fiscal 2018 in-restaurant initiatives and the addition of catering team labor.  We believe that further training and operational efficiency surrounding our new menu and other in-restaurant initiatives will decrease labor and benefits costs in fiscal 2019.  Additionally, we believe that continued increases in our catering sales will offset the costs of the new in-restaurant catering team members.

Operating Expenses

Our operating expenses consisted of the following for the fiscal years ended December 30, 2018 and December 31, 2017:

	Year Ended
	December 30, 2018	December 31, 2017	$ Change	% Change
Operating expenses	$11,932	$14,658	$(2,726)	(18.6)%

Operating expenses for the fiscal years ended December 30, 2018 and December 31, 2017 were approximately 31.4% and 30.0% of net restaurant sales, respectively. Operating expenses increased as a percentage of restaurant sales, net, due to in-restaurant initiatives surrounding our new menu test and rollout, increased repairs and maintenance expenses aimed at improving our Guest experience and smaller restaurant base over which to allocate fixed operating costs.  We have implemented certain initiatives in fiscal 2019 aimed at decreasing operating expenses as a percentage of restaurant sales, net.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal years ended December 30, 2018 and December 31, 2017 was approximately $1.3 million and $2.8 million, respectively, representing approximately 2.3% and 4.3% of total revenues, respectively. Depreciation and amortization expense decreased during the year ended December 30, 2018 primarily as a result of the closure of 14 Company-owned restaurants since January 2, 2017 and accelerated depreciation taken in the prior year on certain of these closed restaurants.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the fiscal years ended December 30, 2018 and December 31, 2017:

	Year Ended
	December 30, 2018	December 31, 2017	$ Change	% Change
General and administrative expenses	$7,988	$14,634	$(6,646)	(45.4)%

The decrease in general and administrative expenses was primarily related to the continued optimization of our general and administrative expense structure, reduced costs incurred for the corporate office, third party services and professional fees.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closing costs we incurred for the periods presented:

	Year Ended
(dollars in thousands)	December 30, 2018	December 31, 2017
Asset impairments, net	$89	$3,154
Lease termination (income) charges and related costs	(271)	3,403
Restaurant closure expenses	327	259
Asset impairment, estimated lease termination charges and other closing costs	$145	$6,816

During the fiscal year ended December 30, 2018, we closed one Company-owned store and reacquired two franchisee-owned restaurants. During the year ended December 31, 2017, we closed 13 underperforming Company-owned restaurants. These charges represented the write-offs of the net assets of closed restaurants, lease termination charges incurred with the early termination of leases as well as ongoing costs incurred related to closed restaurants.

Total Other Expense

Total other expense for the fiscal years ended December 30, 2018 and December 31, 2017 included interest expense of $493,000 and $661,000, respectively. These expenses were partially offset by interest income of approximately $122,000 and $22,000 during the fiscal years ended December 30, 2018 and December 31, 2017, respectively. The decrease in interest expense was primarily related to a lower average outstanding debt balance partially offset by a higher interest rate on our current debt.  The increase in interest income was primarily related to interest on investments in held-to-maturity securities and certificates of deposit.

Income Tax Benefit

Income tax expense for the year ended December 30, 2018 was $729,000.  Income tax benefit included in continuing operations for the year ended December 31, 2017 was $858,000, representing an effective tax rate of 13.0% and 11.4%, respectively.  The increase in our effective tax rate primarily related to the prior year effects of tax reform that did not recur during the year ended December 30, 2018.

(Loss) from discontinued operations, net of taxes

During the year ended December 31, 2017, we sold eight restaurants in the Mid-Atlantic region to a franchisee. These eight restaurants are reflected as discontinued operations throughout our consolidated financial statements. During the year ended December 31, 2017, we realized a loss of $1.5 million related to discontinued operations, net of taxes.

Basic and Diluted Net Income (Loss) Per Common Share

Our basic and diluted net income per common share for the year ended December 30, 2018 was $0.57 per share and $0.56 per share, respectively.  Our basic and diluted net loss per common share for the year ended December 31, 2017 was ($1.16) per share, of which ($0.95) per share related to continuing operations and ($0.21) per share related to discontinued operations. For the year ended December 30, 2018 we had basic and diluted weighted-average shares outstanding of approximately 8,599,000 and 8,624,000, respectively.  For the year ended December 31, 2017, we had approximately 7,015,000 basic and diluted weighted-average shares outstanding.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $11.6 million and $8.8 million as of December 30, 2018 and December 31, 2017, respectively. We expect to utilize cash on hand to reinvest in our brand and the evolution of our Company.

Our current ratio, which measures our immediate short-term liquidity, was 2.15 as of December 30, 2018, compared with 1.62 as of December 31, 2017. The current ratio is computed by dividing total current assets by total current liabilities. The increase in our current ratio was primarily due to decreases in our net current liabilities and an  increase in current assets.

Net cash provided by operating activities for the year ended December 30, 2018 was approximately $3.9 million, which reflects net income from continuing operations of approximately $4.9 million, increased by non-cash charges of approximately $1.6 million primarily increased by depreciation and amortization, and deferred income taxes, partially offset by decreases related to deferred rent, asset impairment, estimated lease termination charges and reserves for bad debts. Changes in operating assets and liabilities for the year ended December 30, 2018 primarily included net cash outflows related to prepaid expenses and other current assets of $570,000,  accounts payable of $600,000, accrued compensation and benefits of $824,000 and other liabilities of $624,000. These cash outflows were partially offset by inflows related to a increase in other assets of $167,000 and prepaid income taxes and income taxes receivable of $103,000.

Net cash provided by continuing operating activities for the year ended December 31, 2017 was approximately $1.8 million, which reflects a net loss from continuing operations of approximately $6.7 million, increased by non-cash charges of approximately $8.0 million primarily related to depreciation and amortization, asset impairment, estimated lease termination charges and reserves for bad debts. Changes in operating assets and liabilities for the year ended December 31, 2017 primarily included net cash inflows related to prepaid income taxes and income taxes receivable of $1.5 million, prepaid expenses and other current assets of $473,000, inventories of $467,000 and other assets of $312,000. These cash inflows were partially offset by outflows related to a decrease in accounts payable of $946,000 and other current liabilities of $567,000. Cash flows provided by operating activities related to discontinued operations were $1.4 million.

Net cash used by investing activities for the year ended December 30, 2018 was $745,000 primarily related to proceeds from the sale of assets, partially offset by property, equipment and leasehold improvements, advances on notes receivable and the purchase of two franchise restaurants. Net cash used by continuing investing activities for the year ended December 31, 2017 was $378,000 related to purchases of property, equipment and leasehold improvements. Net cash provided by discontinued investing activities was $1.6 million.

Net cash used for financing activities was approximately $1.1 million, which primarily consisted of debt repayments of $6.8 million partially offset by proceeds from issuance of common stock of $5.1 million and proceeds from the exercise of stock options of approximately $520,000. Net cash used for financing activities during the year ended December 31, 2017 was approximately $89,000, which primarily consisted of debt repayments of $1.5 million partially offset by processed from issuance of common stock of $1.5 million.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of December 30, 2018, we were in compliance with all of our covenants.

Contractual Obligations

The following is a summary of our contractual obligations as of December 30, 2018:

(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Long Term Debt	$2,705	$163	$170	$178	$185	$194	$1,815
Financing Leases	1,209	1,209	—	—	—	—	—
Operating Lease Obligations	11,905	2,089	2,007	2,033	1,750	1,151	2,875
Total	$15,819	$3,461	$2,177	$2,211	$1,935	$1,345	$4,690

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements (as such term is defined in Item 303 of regulation S-K) that are reasonably likely to have a current or future effect on our financial condition or changes in financial condition, operating results, or liquidity.

Income Taxes

As of December 30, 2018, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $62.8 million and federal net operating loss carry-forwards for tax reporting purposes of $11.8 million which, if not used, will begin to expire in fiscal 2019 and 2038, respectively.

Recent Accounting Guidance

Recent accounting guidance not yet adopted

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

The Company will adopt the new lease standard as of the effective date applying the current period adjustment approach, utilizing the package of practical expedients available and the practical expedient to not reassess land easements. The Company has completed its review of its lease portfolio, developed controls surrounding the adoption of Topic 842 and expects to record total operating lease liabilities of approximately $13.6 million and lease right of use assets of approximately $11.4 million.

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

Inflation

The primary inflationary factors affecting our operations include food, beverage and labor costs. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. In some cases, some of our lease commitments are tied to consumer price index (CPI) increases. We are also subject to interest rate changes based on market conditions.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as December 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Our management has concluded that, as of December 30, 2018, our internal control over financial reporting is effective based on these criteria.

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

As disclosed in our Annual Report on for 10-K filed with the SEC on March 5, 2018, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 as a result of the material weakness in internal control over financial reporting as a result of an audit adjustment identified during the review of our income tax provision, which was the result of a spreadsheet error.  During the year ended December 30, 2018, we began to utilize software to prepare our quarterly and annual tax provisions as well as resdesigned management review controls surrounding the review of our tax provision.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weakness noted above, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Amendment to Employment Agreement

Effective February 28, 2019, we entered into a Second Amendment to Employment Agreement with Jeffery J. Crivello, our Chief Executive Officer.  Pursuant to the amendment, Mr. Crivello will receive 180,000 shares of restricted stock, vesting in equal monthly installments over 48 months beginning on the effective date. In the event of an acquisition which requires the issuance of stock, and at the boards sole discretion, but not less than 12 months post-closing of an acquisition, Mr. Crivello shall receive additional restricted stock in an amount equal to 2% of the shares issued in such transaction, which will vest immediately upon grant date.  Mr. Crivello is also eligible to receive a cash bonus, at the discretion of the board, of up to 50% of base salary.

Effective February 28, 2019, we entered into a Second Amendment to Employment Agreement with Geovannie Concepcion, our Chief Operating Officer.  Pursuant to the amendment, Mr. Concepcion will be entitled to receive an annual base salary of $200,000.  Mr. Concepcion will also receive a $50,000 cash bonus to be paid immediately based on his 2018 performance and is eligible to receive a $50,000 discretionary cash bonus based on the achievement of certain performance targets, at the discretion of the board, for his performance through June 30, 2019.  The amendment also eliminates any severance arrangement in the event of termination.

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

ITEM 11.EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Famous Dave’s of America, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Famous Dave’s of America, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 4, 2019

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS
Current assets:	December 30, 2018	December 31, 2017
Cash and cash equivalents	$11,598	$8,836
Restricted cash	842	1,590
Accounts receivable, net of allowance for doubtful accounts of $192,000 and $592,000, respectively	4,300	3,768
Inventories	722	633
Prepaid income taxes and income taxes receivable	377	689
Prepaid expenses and other current assets	1,363	793
Assets held for sale	—	475
Total current assets	19,202	16,784

Property, equipment and leasehold improvements, net	10,385	11,442

Other assets:
Intangible assets, net	1,489	1,840
Deferred tax asset, net	5,747	5,823
Other assets	1,533	1,018
	$38,356	$36,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and financing lease obligations	$1,369	$1,307
Accounts payable	3,765	4,365
Accrued compensation and benefits	808	1,545
Other current liabilities	2,970	3,118
Total current liabilities	8,912	10,335

Long-term liabilities:
Long-term debt, less current portion	2,411	7,932
Financing lease obligation, less current portion	—	1,196
Other liabilities	4,492	3,963
Total liabilities	15,815	23,426

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,085 and 7,376 shares issued and outstanding at December 30, 2018 and December 31, 2017, respectively	91	70
Additional paid-in capital	7,375	1,460
Retained earnings	15,075	11,951
Total shareholders’ equity	22,541	13,481
	$38,356	$36,907

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 30, 2018	December 31, 2017
Revenue:
Restaurant sales, net	$38,051	$48,874
Franchise royalty and fee revenue	13,871	14,767
Franchisee national advertising fund contributions	1,932	—
Licensing and other revenue	1,034	954
Total revenue	54,888	64,595

Costs and expenses:
Food and beverage costs	11,973	14,782
Labor and benefits costs	13,663	17,653
Operating expenses	11,932	14,658
Depreciation and amortization expenses	1,264	2,785
General and administrative expenses	7,988	14,634
National advertising fund expenses	1,932	—
Asset impairment, estimated lease termination charges and other closing costs, net	145	6,816
Net loss on disposal of property	29	70
Total costs and expenses	48,926	71,398

Income (loss) from operations	5,962	(6,803)

Other income (expense):
Interest expense	(493)	(661)
Interest income	122	22
Other expense, net	—	(82)
Total other expense	(371)	(721)

Income (loss) before income taxes	5,591	(7,524)

Income tax (expense) benefit	(729)	858

Net income (loss) from continuing operations	4,862	(6,666)
Net loss from discontinued operations, net of tax	—	(1,457)
Net income (loss)	$4,862	$(8,123)

Income (loss) per common share:
Basic net income (loss) per share - continuing operations	$0.57	$(0.95)
Basic net loss per share - discontinued operations	—	(0.21)
Basic net income (loss) per share	$0.57	$(1.16)
Diluted net income (loss) per share - continuing operations	$0.56	$(0.95)
Diluted net loss per share - discontinued operations	—	(0.21)
Diluted net income (loss) per share	$0.56	$(1.16)
Weighted average shares outstanding - basic	8,599	7,015
Weighted average shares outstanding - diluted	8,624	7,015

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance - January 1, 2017	6,958	$66	$—	$19,902	$19,968
Issuance of common stock	418	4	1,460	—	1,464
Tax benefit for equity awards issued	—	—	—	(55)	(55)
Stock-based compensation	—	—	—	227	227
Net loss	—	—	—	(8,123)	(8,123)
Balance - December 31, 2017	7,376	$70	$1,460	$11,951	$13,481
Cumulative effect of change in accounting principle	—	—	—	(1,738)	(1,738)
Common stock issued pursuant to rights offering	1,582	18	5,119	—	5,137
Exercise of stock options	102	2	432	—	434
Stock-based compensation	25	1	364	—	365
Net income	—	—	—	4,862	4,862
Balance - December 30, 2018	9,085	$91	$7,375	$15,075	$22,541

See accompanying notes to consolidated financial statements.

FAMOUS DAVE'S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Net income (loss) from continuing operations	$4,862	$(6,666)
Adjustments to reconcile net income (loss) to cash flows provided by operations:
Depreciation and amortization	1,264	2,785
(Gain) loss from asset impairment and estimated lease termination and other closing costs	(46)	4,012
Net loss on disposal of property	29	70
Amortization of deferred financing costs	103	36
Amortization of lease interest assets	36	37
Deferred income taxes	639	(1,245)
Deferred rent	(654)	48
Bad debts (recovery) expense	(30)	1,172
Stock-based compensation	278	313
Changes in operating assets and liabilities:
Accounts receivable, net	(225)	141
Inventories	(89)	467
Prepaid income taxes and income taxes receivable	103	1,479
Prepaid expenses and other current assets	(570)	473
Other assets	167	312
Accounts payable	(600)	(946)
Accrued compensation and benefits	(824)	(3)
Other current liabilities	58	(567)
Other liabilities	(624)	(139)
Cash flows provided by continuing operating activities	3,877	1,779
Cash flows provided by discontinued operating activities	—	1,350
Cash flows provided by operating activities	3,877	3,129

Cash flows from investing activities:
Proceeds from the sale of assets	1,187	—
Payments for acquired restaurants	(229)	—
Advances on notes receivable	(750)	—
Purchases of held to maturity securities	(6,995)	—
Maturity of held to maturity securities	6,995	—
Purchases of property, equipment and leasehold improvements	(953)	(378)
Cash flows used for continuing investing activities	(745)	(378)
Cash flows used for discontinued investing activities	—	1,600
Cash flows used for investing activities	(745)	1,222

Cash flows from financing activities:
Payments for debt issuance costs	—	(15)
Payments on long-term debt and financing lease obligations	(6,758)	(1,538)
Proceeds from sale of common stock, net of offering costs	5,120	1,464
Proceeds from exercise of stock options	520	—
Cash flows used for financing activities	(1,118)	(89)

Increase (decrease) in cash, cash equivalents and restricted cash	2,014	4,262
Cash, cash equivalents and restricted cash, beginning of period	10,426	6,164
Cash, cash equivalents and restricted cash, end of period	$12,440	$10,426

	Year Ended
	December 30, 2018	December 31, 2017
Supplemental Disclosures
Cash paid for interest	$292	$617
Cash paid (refunds received) for income taxes, net	(148)	(1,842)

Non-cash investing and financing activities:
Change in deferred taxes, recognized in additional paid-in capital	$—	$55
Increase (decrease) in accrued property and equipment purchases	22	14

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

We, Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”), were incorporated in Minnesota on March 14, 1994. We develop, own, operate and franchise restaurants under the name "Famous Dave’s.” As of December 30, 2018, there were 144 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, including 17 Company-owned restaurants and 127 franchise-operated restaurants. An additional 63 franchise restaurants were committed to be developed through signed area development agreements as of December 30, 2018.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year

Our fiscal year ends on the Sunday nearest to December 31 of each year. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ended December 30, 2018 (fiscal 2018) and December 31, 2017 (fiscal 2017) consisted of 52 weeks.

Cash and cash equivalents

Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured. As of December 30, 2018 and December 31, 2017, our uninsured cash and restricted cash balances were $4.6 million and $9.0 million, respectively. There have been no losses of uninsured amounts.

Restricted cash and marketing fund

We have a system-wide Marketing Development Fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently 1.0%, for use in public relations and marketing development efforts. The assets held by this fund are considered to be restricted. Accordingly, we reflect the cash related to this fund within restricted cash and reflect the liability within accounts payable on our consolidated balance sheets. We had approximately $700,000 and $1.3 million in this fund as of December 30, 2018 and December 31, 2017, respectively.

In conjunction with certain lease agreements, we have deposited amounts for undrawn letters of credit in cash collateral accounts. We had approximately $143,000 for each of the years ended December 30, 2018 and December 31, 2017, related to these undrawn letters of credit.

Accounts receivable, net

We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which our franchisees are required to submit to us. Any changes to the reserve are recorded in general and administrative expenses. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided and we believe all accounts receivable in excess of allowances provided are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. As of December 30, 2018, we had a receivable from one franchisee in the amount of $578,000, of which a portion was reserved in accordance with our standard policies.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, equipment and leasehold improvements, net

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. We recognize depreciation expense utilizing the straight-line method once an asset has been placed into service. The following table outlines the useful lives of our major classes of property, equipment and leasehold improvements:

Land	N/A
Buildings	30 years
Leasehold improvements	0 - 30 years
Furniture, fixtures, equipment and software (excluding restaurant signage)	3 - 7 years
Restaurant signage	10 - 15 years
Decor	7 years

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

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis. We may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If it is more likely than not the fair value of the reporting unit is less than its carrying amount, we identify potential impairments of goodwill by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach. If the fair value of the reporting unit exceeds the carrying amount, the assets are not impaired. If the carrying amount exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. No goodwill impairment charges were recognized during the year ended December 30, 2018.

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

Reacquired franchise rights are amortized over the life of the related franchise agreement.  We evaluate reacquired franchise rights in conjunction with our impairment evaluation of long-lived assets.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $2.7 million and $2.2 million for the years ended December 30, 2018 and December 31, 2017, respectively, and are included in operating expenses for local store marketing and in national advertising fund expenses for national advertising in the consolidated statements of operations.

Research and development costs

Research and development costs represent all expenses incurred in relation to the creation of new menu and promotional offerings, recipe enhancements and documentation activities. Research and development costs were approximately $441,000 and $382,000 for the years ended December 30, 2018 and December 31, 2017, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses

All start-up and pre-opening costs are expensed as incurred. Pre-opening rent during the build-out period is included in pre-opening expense. We did not incur any pre-opening expenses during the years ended December 30, 2018 and December 31, 2017.

Leases

Beginning in fiscal 2019, we are required to adopt ASC 842 – Leases.  The new standard requires lessees to recognize a lease liability and a right-of-use asset for all leases which is equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease (or the lessee’s incremental borrowing rate to the extent the rate implicit in the lease cannot be readily determined).  If applicable, a lessee should also include the exercise price of an option to purchase the underlying asset if the lessee is reasonably certain to exercise that option, payments for penalties for terminating the lease if the lease term reflects the lessee exercising an option to terminate the lease and any amounts that the lessee is probable to owe pursuant to residual value guarantees.    We have evaluated this standard and have determined it will have a material impact on our consolidated balance sheets.  We have not chosen to early adopt this standard, and as such, information contained within this Annual Report on Form 10-K is disclosed pursuant to ASC 840 –Leases.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exit and disposal costs

Exit or disposal activities, including restaurant closures, include the cost of disposing of the assets and other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same caption as the original impairment within our consolidated statements of operations.  Beginning in fiscal 2019, we will account for lease reserves pursuant to ASC 842.

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

The following table is a reconciliation of basic and diluted net (loss) income per common share:

	Year Ended
(in thousands, except per share data)	December 30, 2018	December 31, 2017
Net (loss) income per share – basic:
Net income (loss) from continuing operations	$4,862	$(6,666)
Net loss from discontinued operations, net of tax	—	(1,457)
Net income (loss)	4,862	(8,123)
Weighted average shares outstanding - basic	8,599	7,015
Basic net income (loss) per share - continuing operations	$0.57	$(0.95)
Basic net loss per share - discontinued operations	—	(0.21)
Basic net income (loss) per share	$0.57	$(1.16)

Net (loss) income per share – diluted:
Net income (loss) from continuing operations	$4,862	$(6,666)
Net loss from discontinued operations, net of tax	—	(1,457)
Net income (loss)	4,862	(8,123)
Weighted average shares outstanding - diluted	8,624	7,015
Diluted net income (loss) per share - continuing operations	$0.56	$(0.95)
Diluted net loss per share - discontinued operations	—	(0.21)
Diluted net income (loss) per share	$0.56	$(1.16)

There were approximately 111,000 and 539,000 stock options as of December 30, 2018 and December 31, 2017, respectively that were not included in the computation of diluted EPS because they were anti-dilutive.

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

Beginning in fiscal 2019, we are required to adopt ASU 2018-07 – Stock Compensation, which simplifies the accounting related to nonemployee share-based payments.  The update brings the accounting for nonemployees in line with that of awards granted to employees.  The standard allows for measurement at the grant date for equity awards as opposed to the earlier of the performance commitment date or the date performance is complete.    The new standard allows an entity to use the expected term or the contractual term.  We chose not to early-adopt this standard, and do not expect this standard to have a material impact on our financial statements.

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

Contract liabilities consist of deferred revenue resulting from franchise fees paid by franchisees. We classify these liabilities within other current liabilities and other liabilities within our consolidated balance sheets based on the expected timing of revenue recognition associated with these liabilities. The following table reflects the change in contract liabilities between the date of adoption (January 1, 2018) and December 30, 2018:

(in thousands)
Balance, January 1, 2018	$2,370
Revenue recognized	(372)
Balance, December 30, 2018	$1,998

The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of December 30, 2018:

(in thousands)
Fiscal Year
2019	$209
2020	206
2021	201
2022	188
2023	166
Thereafter	1,028
Total	$1,998

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of the new revenue standard had no impact on the Company’s cash flows from operating, investing or financing activities.

Recent Accounting Guidance

Recently adopted accounting guidance

Effective January 1, 2018, the Company adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU No. 2016-18”). ASU No. 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents, which are now included with cash and cash equivalents when reconciling the beginning and ending cash amounts shown on the statements of cash flows. Using the retrospective transition method required under the standard, the Company has adjusted the presentation of its Consolidated Statement of Cash Flows for all periods presented. The adoption of ASU No. 2016-18 did not have any other impact on the Company’s Consolidated Financial Statements.

Recent accounting guidance not yet adopted

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

We will adopt the new lease standard as of the effective date by applying the current period adjustment approach, utilizing the package of practical expedients available and the practical expedient to not reassess land easements. We are finalizing our analysis of the impact of Topic 842 to our accounting policies, processes, disclosures, and internal control over financial reporting and have implemented necessary upgrades to our existing lease system.  We expect to record total operating lease liabilities of approximately $13.6 million and corresponding lease right of use assets of approximately $11.4 million based on the operating lease liabilities adjusted for deferred rent and liabilities associated with lease termination costs.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under the updated standard, an entity should apply the requirements of Topic 718 to nonemployee awards, except for specific guidance on inputs to an option-pricing model and the attribution of cost. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling or goods or services as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We expect to adopt this new standard as of the effective date. We do not believe that adoption of the new standard will have a material impact on our consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         INVENTORIES

Inventories consisted approximately of the following at:

(in thousands)	December 30, 2018	December 31, 2017
Food and beverage	$389	$324
Other	—	58
Smallwares and supplies	333	251
	$722	$633

(3)         INTANGIBLE ASSETS

The Company has intangible assets that consist of liquor licenses, lease interest assets, goodwill and reacquired franchise rights, net. The liquor licenses and goodwill are indefinite-lived assets and are not subject to amortization. The lease interest assets are amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease.    Reacquired franchise rights are amortized to depreciation and amortization expense on a straight-line basis over the remaining life of the reacquired franchise agreement.

Intangible assets consisted approximately of the following at:

(in thousands)	December 30, 2018	December 31, 2017
Lease interest assets, gross carrying amount	$1,091	$1,091
Lease interest assets, accumulated amortization	(323)	(286)
Lease interest assets, net carrying amount	768	805
Goodwill	61	—
Reacquired franchise rights, net	25	—
Liquor licenses	635	1,035
Intangible assets, net	$1,489	$1,840

The following table provides the projected future amortization of lease interest assets and reacquired franchise rights, net for the next five years, as of December 30, 2018:

(in thousands)	Reacquired Franchise Rights, net	Lease Interest Assets
Fiscal 2019	$4	$38
Fiscal 2020	4	36
Fiscal 2021	4	36
Fiscal 2022	4	36
Fiscal 2023	4	36
Thereafter	5	586
	$25	$768

We recognized amortization expense related to reacquired franchise rights of approximately $1,000 during the year ended December 30, 2018 and expect to recognize the remaining balance over a period of 7 years.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)         PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net, consisted approximately of the following at:

(in thousands)	December 30, 2018	December 31, 2017
Land, buildings, and improvements	$24,191	$26,234
Furniture, fixtures, equipment and software	16,108	19,884
Décor	681	764
Construction in progress	138	187
Accumulated depreciation and amortization	(30,733)	(35,627)
Property, equipment and leasehold improvements, net	$10,385	$11,442

(5)         OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

(in thousands)	December 30, 2018	December 31, 2017
Gift cards payable	$1,035	$1,000
Accrued expenses	1,238	694
Lease reserves, current	161	1,165
Sales tax payable	274	242
State income tax payable	16	—
Deferred franchise fees	207	—
Accrued property and equipment purchases	39	17
Other current liabilities	$2,970	$3,118

(6)         OTHER LIABILITIES

Other liabilities consisted of the following at:

(in thousands)	December 30, 2018	December 31, 2017
Deferred rent	$1,787	$2,463
Deferred franchise fees	1,791	—
Miscellaneous other liabilities	441	730
Asset retirement obligations	16	119
Accrual for uncertain tax position	10	15
Long term lease reserve	254	514
Long term deferred compensation	193	122
Other liabilities	$4,492	$3,963

(7)         LONG-TERM DEBT AND FINANCING LEASE OBLIGATIONS

Long-term debt

On December 2, 2016, we entered into two loan agreements (the “Loan Agreements”) with Choice for a total initial principal amount of $10.0 million as well as a revolving line of credit (the “Line of Credit”) for up to $1.0 million.

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

The second loan (the “Term Loan”) was for a principal amount of $6.3 million and had a maturity date of December 2, 2023. The Term Loan was paid in monthly installments of principal and interest with a balloon payment at maturity. Interest was payable at a rate of LIBOR plus 3.25%. The Term Loan was able to be prepaid at any time without penalty.    The Company repaid the Term Loan in full during the year ended December 30, 2018.

The Line of Credit has a maturity date of December 2, 2019 provides for interest to be paid monthly on outstanding balances with the principal amount due at maturity. Interest is payable at a rate of LIBOR plus 3.25% and the Line of Credit may be prepaid at any time without penalty. There was no balance on the Line of Credit as of December 30, 2018 and December 31, 2017.

As of December 30, 2018 and December 31, 2017, the weighted average interest rate on our long-term debt was 4.41% and 4.27%, respectively. The notes pursuant to the Loan Agreements are secured by substantially all of our assets and we are subject to various financial and non-financial covenants. As of December 30, 2018, we were in compliance with all of our covenants. In the event of a default, Choice has the right to terminate its obligations under the Loan Agreements and to accelerate the payment on any unpaid principal amounts then outstanding.

Long-term debt consisted of approximately the following as of the periods presented:

(in thousands)	December 30, 2018	December 31, 2017
Real Estate Loan	$2,705	$3,581
Term Loan	—	5,515
Less: deferred financing costs	(131)	(224)
Less: current portion of long-term debt	(163)	(940)
Long-term debt, less current portion	$2,411	$7,932

Future minimum principal payments on long-term debt, as of December 30, 2018, were as follows:

(in thousands)
Fiscal Year
2019	$163
2020	170
2021	178
2022	185
2023	194
Thereafter	1,815
Total	$2,705

Financing Lease Obligation

On March 31, 1999, we completed a sale leaseback transaction for three properties which provides us with the option to repurchase the properties at the end of the lease term. Because of our continuing involvement in the properties, the transaction is being accounted for as a financing arrangement. In March 2017, we amended the lease agreement to remove one of the properties from the arrangement. As of December 30, 2018, the weighted-average interest rate of our financing lease obligations was approximately 8.09%.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing lease obligation consisted of approximately the following as of the periods presented:

(in thousands)	December 30, 2018	December 31, 2017
Financing lease obligation	$1,209	$1,576
Less: deferred financing costs	(3)	(13)
Less: current portion of financing lease obligation	(1,206)	(367)
Financing lease obligation, less current portion	$—	$1,196

Future minimum principal payments on financing lease obligations, as of December 30, 2018, were as follows:

(in thousands)
Fiscal Year
2019	$1,232
Less: amounts representing interest	(23)
Total financing lease payable	$1,209

(8)         COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease most of our Company-owned restaurants and office facilities under non-cancelable operating leases with remaining minimum terms ranging from one month to 13 years. Our lease agreements generally contain base rent escalations that are either fixed pursuant to the lease agreement or based on the consumer price index. We are also required to pay contingent rentals on certain of our leases in amounts between 5% and 8% of gross sales above a minimum threshold.

The following table sets forth certain information related to our rental activities as of the periods presented:

	Year Ended
(in thousands)	December 30, 2018	December 31, 2017
Rent expense	$1,152	$2,950
Cash rental payments	1,926	3,024
Sublease income	(263)	(264)

Future minimum lease payments under non-cancelable operating leases, as of December 30, 2018, are as follows:

(in thousands)
Fiscal Year
2019	$2,089
2020	2,007
2021	2,033
2022	1,750
2023	1,151
Thereafter	2,875
Total operating lease obligations	11,905
Sublease income	(972)
Total	$10,933

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

In the normal course of business, we are involved in a number of litigation matters that are incidental to the operation of the business. These matters generally include, among other things, matters with regard to employment and general business-related issues. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or liquidity, but an adverse decision in more than one of the matters could be material to our consolidated results of operations.

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

On July 28, 2015, this group of former franchisees (the “Plaintiffs”) filed a complaint against Famous Dave’s in the South Judicial District of the Superior Court of the County of Los Angeles. On March 10, 2016, Plaintiffs re-filed this Complaint as a First Amended Cross-Complaint Famous Dave’s of America, Inc. v. SR El Centro, Inc., et al., Superior Court of the State of California, County of Los Angeles, Central Division, Case No. BC589329 alleging that Famous Dave’s breached the Franchise Agreements for these restaurants by failing to provide certain marketing support and access to customer contact data, vendors, internet reporting and support to Plaintiffs, and failing to provide operations and preferred practices training to Plaintiffs’ designated representative. Plaintiffs further allege that such conduct by Famous Dave’s is a breach of the covenant of good faith and fair dealing. Plaintiffs also allege that Famous Dave’s aided and abetted John and Allan Gantes in breach of their fiduciary duty to Plaintiffs. Plaintiffs were seeking compensatory damages in amount not less than $20 million, punitive damages, costs and attorneys’ fees. On October 5, 2018, we executed a settlement agreement with all parties in these cases.  Pursuant to the settlement agreement, all claims in the litigation shall be dismissed with prejudice. We agreed to pay $75,000 towards plaintiff’s legal fees upon the completion of the de-imaging of all but one of the prior franchisee’s Famous Dave’s restaurants at issue in the case.  The assets and franchise rights of the remaining restaurant will be transferred to a separate existing franchisee.

(9)         STOCK-BASED COMPENSATION

Effective May 5, 2015, we adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of options pursuant to the 2005 plan after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of December 30, 2018, there were 311,033 shares available for grant pursuant to the 2015 Plan.

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

Beginning in fiscal 2019, we will be required to adopt ASU 2018-07, which will change the way we account for stock options granted to non-employees. See Note 1 – Nature of Business and Significant Accounting Policies.

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

The Company recognized stock-based compensation expense in its consolidated statements of operations for the twelve months ended December 30, 2018 and December 31, 2017, respectively, as follows:

	Year Ended
(in thousands)	December 30, 2018	December 31, 2017
Stock options	$208	$218
Shares of common stock	70	85
Restricted stock	—	10
	$278	$313

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of our stock option activity for the periods presented:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Life in Years	(in thousands)
Options outstanding at January 1, 2017	686	$9.15	5.7	$1
Granted	165	4.20		—
Exercised	(3)	5.42		5
Canceled, forfeited or expired	(309)	11.04		—
Options outstanding at December 31, 2017	539	$6.60	6.6	$598
Granted	90	7.67		—
Exercised	(102)	5.28		273
Canceled, forfeited or expired	(143)	5.74		231
Options outstanding at December 30, 2018	384	$7.43	6.7	$29
Options exercisable at December 30, 2018	215	$8.49	5.1	$13

The following table discloses the weighted-average values of significant assumptions that we made in valuing option grants for the periods presented:

	Year Ended
	December 30, 2018	December 31, 2017
Weighted-average fair value of options granted during the period	$3.73	$1.78
Expected life (in years)	6.2	5.3
Expected dividend	$—	$—
Expected stock volatility	45.94%	43.47%
Risk-free interest rate	2.9%	2.0%

As of December 30, 2018, the total compensation cost related to unvested stock option awards was approximately $434,000, which is expected to be recognized over a period of approximately 2.87 years.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)        RETIREMENT SAVINGS PLANS

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. The following table outlines certain information about our 401(k) plan:

	Year Ended
(dollars in thousands)	December 30, 2018	December 31, 2017
Employer contribution rate, percent of employee contributions	25.0%	25.0%
Employee contribution rate, maximum percentage of employee earnings subject to employer matching	4.0%	4.0%
Employee contributions	$469	$529
Employer match	$76	$87
Discretionary contributions	$—	$—

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

The following table outlines certain information about the DCP:

	Year Ended
(dollars in thousands)	December 30, 2018	December 31, 2017
Employer contribution rate, percent of employee contributions	25.0%	25.0%
Employee contribution rate, maximum percentage of employee earnings subject to employer matching	4.0%	4.0%
Declared interest rate	6.0%	6.0%
Employee contributions	$36	$41
Employer match and interest	$17	$7
Distributions	$30	$43

(11) RESTAURANT ACQUISITIONS

On August 6, 2018, the Company completed the acquisition of a Famous Dave's restaurant in Janesville, Wisconsin.  The seller of the restaurant was Team R N' B Wisconsin, LLC.  The contract purchase price of the restaurant was approximately $37,000, exclusive of closing costs plus the assumption of the gift card liability.

On October 8, 2018, the Company completed the acquisition of a Famous Dave's restaurant in Greenwood, Indiana.  The seller of the restaurant was Greenwood Ribs, LLC.  The contract purchase price of the restaurant was approximately $191,000, exclusive of closing costs plus the assumption of the gift card liability.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information available.  We expect goodwill of $61,000 to be deductible for tax purposes.

The following table presents the allocation of assets acquired and liabilities assumed during the twelve months ended December 30, 2018:

(in thousands)
Cash and cash equivalents	$4
Inventory	66
Property, plant and equipment	91
Goodwill (gain on bargain purchase), net	42
Reacquired franchise rights, net	25
Total assets acquired	228
Gift card liability assumed	(25)
Total purchase price	$203

We recognized $1.0 million of revenue and a loss of approximately $64,000 on these acquisitions from the respective acquisition dates through December 30, 2018.

(12)        DISCONTINUED OPERATIONS

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

Pursuant to the second agreement (the “Frederick Agreement”) to effect the sale of our Frederick, Maryland (“Frederick”) restaurant to Capital Blue Ribbon Restaurants, LLC, the contract purchase price for Frederick shall be an amount equal to (i) 50% of the rent, fees, charges, taxes and other amounts payable to the landlord or another third party pursuant to the lease agreement, plus (ii) 50% of that portion of Frederick’s EBITDA (as defined in the Frederick APA) attributable to Frederick that exceeds $25,000 in any 12-month period and $37,500 in any 18-month period; however, the Company has guaranteed the 12-month and 18-month EBITDA performance of Frederick. We expect to recognize a liability and corresponding expense related to this guarantee based on the amount that we would owe to the Mid-Atlantic Purchasers in the event that the restaurant was closed. As of December 30, 2018, we had reserved $33,000 related to this guarantee.

The Mid-Atlantic Purchasers also purchased the inventory and petty cash on hand of the Mid-Atlantic Restaurants as of the closing date. The transaction resulted in our complete exit from the Mid-Atlantic market.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain information from our consolidated statements of operations related to the Mid-Atlantic Restaurants:

	Year Ended
(in thousands)	December 30, 2018	December 31, 2017
Restaurant sales, net	$—	$18,831
Cost of sales	—	(16,998)
General and administrative expenses	—	(149)
Depreciation and amortization	—	(611)
Operating income	—	1,073
Loss on disposal attributable to discontinued operations	—	(3,419)
Loss attributable to discontinued operations, before tax	—	(2,346)
Loss attributable to discontinued operations, tax effect	—	889
Loss attributable to discontinued operations, net of tax	$—	$(1,457)

There were no assets or liabilities recorded in our consolidated balance sheets as of December 30, 2018 or December 31, 2017.

(13)        INCOME TAXES

For financial reporting purposes, income (loss) before income taxes consists of the following components for the periods presented:

	Year Ended
(in thousands)	December 30, 2018	December 31, 2017
United States	$5,370	$(7,807)
Foreign	221	283
Total	$5,591	$(7,524)

The following table summarizes the income tax (expense) benefit for the periods presented:

	Year Ended
(in thousands)	December 30, 2018	December 31, 2017
Current:
Federal	$4	$(418)
State	(17)	—
Foreign	(77)	(69)
	(90)	(487)

Deferred:
Federal	(532)	1,228
State	(107)	117
	(639)	1,345
Total income tax (expense) benefit	$(729)	$858

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial reporting purposes, total income tax (expense) benefit includes the following components for the periods presented:

	Year Ended
(in thousands)	December 30, 2018	December 31, 2017
Continuing operations	$(729)	$858
Discontinued operations	—	889
Total income tax (expense) benefit	$(729)	$1,747

The impact of uncertain tax positions taken or expected to be taken on income tax returns must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefit for the periods presented:

(in thousands)
Balance at January 1, 2017	115
Increases attributable to tax positions taken during prior periods	—
Audit settlements	(89)
Decreases due to lapses of statutes of limitations	(13)
Balance at December 31, 2017	13
Decreases due to lapses of statutes of limitations	(5)
Balance at December 30, 2018	$8

We recognized interest and penalties of approximately ($22,000) during the year ended December 31, 2017. Substantially all of our unrecognized tax benefits, if recognized, would impact our effective tax rate. As of December 30, 2018 and December 31, 2017, we had recorded a liability of approximately $2,000 related to accrued interest and penalties.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The preparation of these income tax returns requires us to interpret and apply relevant federal and state income tax laws. It is common for federal and state taxing authorities to periodically examine filed tax returns. During these examinations, it is possible for taxing authorities to interpret facts or tax law differently than we do. As a result, we may be required to adjust tax liabilities affecting our effective tax rate. Tax years 2014 and forward remain subject to federal examination. Tax years 2013 and forward remain subject to state examination. It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months. The expiration of statutes of limitations would decrease our unrecognized tax benefits by approximately $8,000.

We have significant net deferred tax assets (“DTA”), which results from the net temporary timing differences between amounts recorded within our consolidated financial statements in accordance with GAAP and such amounts measured in accordance with the laws of various taxing jurisdictions and as reported in our tax returns. A DTA generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. As of December 30, 2018, the majority of our DTA resulted from net operating loss and tax credit carryforwards, which will not be realized unless we generate taxable income in the future. We evaluate our net deferred tax asset on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable and we provide for valuation allowances on those portions of the DTA that we don’t expect to realize.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant judgment is required in determining the realizability of our DTA. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that recognition of valuation allowances for substantially all of our DTA was not required.  We recognized a valuation allowance relating to certain state net operating losses for which we believe that is it more likely than not that the benefit will not be realized.  In recognition of this risk, we have provided a valuation allowance of $3.5 million on the deferred tax asset related to these state net operating loss carryforwards.

The following is a summary of the components of our net deferred tax assets as of the periods presented:

(in thousands)	December 30, 2018	December 31, 2017
Deferred tax asset:
Deferred rent	$411	$567
Federal net operating loss carry-forwards	1,812	2,486
State net operating loss carry-forwards	4,130	3,573
Intangible property basis difference	131	138
Financing lease obligation	299	393
Tax credit carryover	2,164	1,761
Accrued expenses	205	74
Stock-based compensation	103	141
Deferred revenue	666	257
Lease reserve	107	449
Accrued and deferred compensation	36	38
Contribution carryover	46	36
Inventories	5	5
Total deferred tax asset	$10,115	$9,918

Deferred tax liability:
Property and equipment basis difference	$(568)	$(1,060)
Inventories	(83)	(60)
Prepaid expenses	(236)	(139)
Intangible property basis difference	—	—
Total deferred tax liability	$(887)	$(1,259)

Net deferred tax assets	9,228	8,659
Valuation allowance	(3,481)	(2,836)
Deferred tax asset, net	$5,747	$5,823

During the year ended December 30, 2018, the net change in our DTA valuation allowance was approximately $645,000.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 30, 2018, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $62.8 million and federal net operating loss carry-forwards for tax reporting purposes of $8.6 million which, if not used, will begin to expire in fiscal 2019 and 2038, respectively.

The following is a reconciliation from our statutory tax rate to our effective tax rate for the periods presented:

	Year Ended
	December 30, 2018	December 31, 2017
Federal statutory tax rate	21.0%	34.0%
State taxes, net of valuation allowance and federal benefit	2.2	2.4
Federal rate change and impact on state benefit	—	(24.1)
Foreign taxes	1.4	(0.9)
Tax effect of permanent differences	(3.5)	(2.0)
Tax effect of general business credits	—	3.7
Tax effect of foreign tax credit	(3.2)	0.9
Uncertain tax positions	—	1.7
Stock-based compensation	—	(4.4)
Other	(4.9)	0.2
Effective tax rate	13.0%	11.5%

       The substantial reduction in our future federal statutory tax rate was primarily a result of the Tax Cuts and Jobs Act, effective for tax years beginning after December 31, 2017, which reduced our statutory tax rate from 34.0% to 21.0%.

(14)        ASSET IMPAIRMENT, ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS

The following is a summary of asset impairment, estimated lease termination and other closing costs for the periods presented:

	Year Ended
(dollars in thousands)	December 30, 2018	December 31, 2017
Asset impairments, net	$89	$3,154
Lease termination (income) charges and related costs	(271)	3,403
Restaurant closure expenses	327	259
Asset impairment, estimated lease termination charges and other closing costs	$145	$6,816

Below reflects the change in our reserve for lease termination costs for the periods presented:

			Deductions
			Credits to
		Additions	Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Year Ended December 30, 2018
Reserve for lease termination costs and asset retirement obligations	$1,799	511	(1,879)	$431

Year Ended December 31, 2017
Reserve for lease termination costs and asset retirement obligations	$594	3,150	(1,945)	$1,799

These amounts were recorded in other current liabilities or other liabilities depending on when we expected the amounts to be paid.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)        FAIR VALUE MEASUREMENTS

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

The following table (in thousands) summarizes the assets held for sale and property and equipment, net, measured at fair value in our consolidated balance sheet as of December 30, 2018 and December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Total
Balance at December 31, 2017
Assets
Property and Equipment, net	$—	$—	$828	$828

Property and Equipment, net, is recorded at fair value upon broker’s estimate of value or estimated discounted future cash flows (Level 3). These assets have been adjusted to net realizable value based upon the decision to dispose of the property.

(16)         VARIABLE INTEREST ENTITIES

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2016, we consummated the sale of our Chicago, Illinois-area restaurants. In conjunction with that agreement, we entered into lease assignment agreements with the respective purchasers and three of the landlords, releasing us of our obligations except in the event of default by the purchasers. As of December 30, 2018, the amount of the future lease payments for which we are liable is approximately $718,000. As of December 30, 2018, we had accrued approximately $233,000 related to the future obligations of these restaurants. While this franchise meets the definition of a VIE, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements. During the year ended December 30, 2018, the Company reached settlement agreements with all of the landlords in question.

On November 1, 2017, we sold our Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, we remained the primary obligor of the lease. As of December 30, 2018, the amount of future lease payments for which we would be liable in the event of a default are approximately $575,000. An accrual related to the future lease obligation was not considered necessary as of December 30, 2018. See Note 12 “Discontinued Operations.”

On July 18, 2018, we and Clark Championship Products LLC (“Clark”), an entity owned by Travis Clark, became members of Mercury BBQ LLC (“Mercury”) for the purposes of building out and operating the inaugural Clark Crew BBQ restaurant in Oklahoma City, Oklahoma (the “Restaurant”). Clark will own 80% of the units outstanding of Mercury and we will own 20% of the units outstanding of Mercury. Mercury shall be governed by three managers, two of which will be appointed by us and one of which will be appointed by Clark. Also on July 18, 2018, we entered into a secured promissory note in the amount of $1.4 million (the “Loan”) with Mercury, the proceeds of which are required to be used for the build out of the Restaurant. The Loan bears interest at a rate of 10% per annum and requires payments of 100% of the excess monthly cash flows until the Loan and all interest accrued thereon is repaid. The Loan requires a balloon payment of unpaid principal and accrued interest on July 15, 2023 and may be prepaid at any time. Also on July 18, 2018, we and Clark entered into an intellectual property license agreement (the “License Agreement”) pursuant to which Clark granted to us an exclusive license to use and sublicense the patents, trademarks, trade names, service marks, logos and designs related to Clark Crew BBQ restaurants and products. The term of the License Agreement is indefinite and may only be terminated by mutual written consent, unless we breach the License Agreement.

Because we have provided more than half of the subordinated financial support of Mercury and control Mercury via its representation on the board of managers, we have concluded that Mercury is a VIE, of which we are the primary beneficiary and must consolidate Mercury. There has been no material revenues, expenses, assets, or liabilities related to Mercury during the year ended December 30, 2018.

(17)         RELATED PARTY TRANSACTIONS

Anand D. Gala is a franchisee and currently serves as one of our directors. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations.

Charles Davidson is a franchisee of the Company and is the beneficial owner of approximately 18.6% of the Company’s common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital. The Company completed a rights offering during the year ended December 30, 2018, in which Wexford Capital purchased 352,845 shares of the Company’s common stock.

The following table outlines amounts received from related parties during the years ended December 30, 2018 and December 31, 2017:

	Year Ended
(in thousands)	December 30, 2018	December 31, 2017
Revenues and NAF contributions - Anand Gala	$1,538	$1,935
Revenues and NAF contributions - Charles Davidson	308	54

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines accounts receivable, net from related parties as of December 30, 2018 and December 31, 2017:

(in thousands)	December 30, 2018	December 31, 2017
Accounts receivable, net - Anand Gala	$271	$301
Accounts receivable, net - Charles Davidson	44	32

(18)         SUBSEQUENT EVENTS

We evaluated for the occurrence of subsequent events through the issuance date of our financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements except as noted below.

On January 29, 2019, Famous Dave’s Ribs. Inc. (“Ribs”), our wholly owned subsidiary, entered into an asset purchase agreement (the “APA”), by and between Legendary BBQ, Inc., Cornerstar BBQ, Inc., Razorback BBQ, Inc., Larkridge BBQ, Inc., Mesa Mall BBQ, Inc., and Quebec Square BBQ, Inc. to purchase the assets and operations of five Famous Dave’s restaurants located in Colorado (the “Purchased Restaurants”). Pursuant to the APA, the contract purchase price for the Purchased Restaurants is approximately $4,100,000, exclusive of closing costs, plus an amount equal to the book value of the restaurant inventory, plus the assumption the gift card liability associated with the Purchased Restaurants. We completed the acquisition of four of the five restaurants on March 4, 2019 (the “First Four”). As of the date that these financial statements were available to be issued, the initial accounting for the First Four was incomplete and as such, it was impractical to include in these consolidated financial statements the pro forma impact of the acquisition.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
			Credits to
			Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Year ended December 31, 2017:
Allowance for doubtful accounts	$271	$1,599	$(1,278)	$592
Reserve for lease termination costs and asset retirement obligation	594	3,150	(1,945)	1,799
Reserve for corporate severance	—	796	(441)	355

Year ended December 30, 2018:
Allowance for doubtful accounts	$592	$—	$(400)	$192
Reserve for lease termination costs and asset retirement obligation	1,799	511	(1,879)	431
Reserve for corporate severance	355	98	(453)	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.
(“Registrant”)

Dated: March 4, 2019	By:	/s/ Jeffery J. Crivello
Jeffery J. Crivello
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul M. Malazita
Paul M. Malazita
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 4, 2019 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/ Jeffery J. Crivello	Chief Executive Officer and Director
Jeffery J. Crivello

/s/ David L. Kanen	Non-Executive Chairman of the Board of Directors
David L. Kanen

/s/ Anand D. Gala	Director
Anand D. Gala

/s/ Peter O. Haeg	Director
Peter O. Haeg

/s/ Joseph M. Jacobs	Director
Joseph M. Jacobs

/s/ Richard A. Shapiro	Director
Richard A. Shapiro

/s/ Richard S. Welch	Director
Richard S. Welch

/s/ Bryan L. Wolff	Director
Bryan L. Wolff

EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation, dated December 18, 2017, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S 1 filed on December 29, 2017.

3.2	Second Amended and Restated Bylaws, as amended by Amendment Nos. 1 and 2, incorporated by reference to Exhibit 3.3 to Form 10‑K, filed March 18, 2016.

10.1

Trademark License Agreement between Famous Dave’s of America, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB‑2 (File No. 333‑10675) filed on August 23, 1996

10.2	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10‑K filed March 14, 2008 †

10.3	Amended and Restated 2005 Stock Incentive Plan (as amended through January 21, 2013) incorporated by reference to Exhibit 10.6 to Form 10‑K filed March 15, 2013 †

10.4	Form of Director Restricted Stock Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10‑K filed March 13, 2015 †

10.5	Famous Dave’s of America, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10‑Q filed May 8, 2015 †

10.6	Amendment No. 1 to 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8‑K filed July 31, 2015 †

10.7	Amendment No. 2 to 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10‑Q filed November 6, 2015 †

10.8	Form of Indemnification Agreement between Famous Dave’s of America, Inc. and each of its directors and officers, incorporated by reference to Exhibit 10.2 to Form 10‑Q filed November 6, 2015

10.9	Schedule of directors and officers subject to Indemnification Agreements in the form of Exhibit 10.30, incorporated by reference to Exhibit 10.3 to Form 10‑Q filed November 6, 2015

10.10	Employment Agreement dated effective January 1, 2016 between Famous Dave’s of America, Inc. and Adam J. Wright, incorporated by reference to Exhibit 10.1 to Form 8‑K filed January 4, 2016 †

10.11	Stock Option Agreement dated January 1, 2016 between Famous Dave’s of America, Inc. and Adam J. Wright, incorporated by reference to Exhibit 10.33 to Form 10‑K filed March 18, 2016 †

10.12	Stock Option Agreement dated February 12, 2016 between Famous Dave’s of America, Inc. and Alfredo V. Martel, incorporated by reference to Exhibit 10.34 to Form 10‑K filed March 18, 2016 †

10.13	Employment Agreement dated effective April 11, 2016 between Famous Dave’s of America, Inc. and Dexter Newman, incorporated by reference to Exhibit 10.1 to Form 8‑K filed April 13, 2016 †

10.14	Stock Option Agreement dated April 11, 2016 between Famous Dave’s of America, Inc. and Dexter Newman, incorporated by reference to Exhibit 10.2 to Form 8‑K filed April 13, 2016 †

10.15	Employment Agreement dated October 11, 2016 between Famous Dave’s of America, Inc. and Michael Lister, incorporated by reference to Exhibit 10.1 to Form 8‑K filed October 17, 2016 †

Exhibit No.	Description

10.16	Employment Agreement dated October 11, 2016 between Famous Dave’s of America and Doug Renegar, incorporated by reference to Exhibit 10.2 to form 10‑Q filed November 16, 2016 †

10.17	Loan Agreement dated December 2, 2016 among Famous Dave’s of America, Inc., Minwood Partners, Inc. and Venture Bank, incorporated by reference to Exhibit 10.1 to form 8‑K filed December 8, 2016

10.18

Promissory Note (Note 1) dated December 2, 2016 in principal amount of $3,700,000 from Famous Dave’s of America, Inc. and Minwood Partners, Inc. to Venture Bank, incorporated by reference to Exhibit 10.2 to form 8‑K filed December 8, 2016

10.19

Mortgage and Security Agreement and Fixture Financing Statement dated December 2, 2016 by Famous Dave’s of America, Inc. and Minwood Partners, Inc. to Venture Bank (Loan 1), incorporated by reference to Exhibit 10.3 to form 8‑K filed December 8, 2016

10.20

Loan Agreement dated December 2, 2016 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. and Venture Bank, incorporated by reference to Exhibit 10.4 to form 8‑K filed December 8, 2016

10.21

Promissory Note (Note 2) dated December 2, 2016 in principal amount of $6,300,000 from Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc. and Lake & Hennepin BBQ & Blues, Inc. to Venture Bank, incorporated by reference to Exhibit 10.5 to form 8‑K filed December 8, 2016

10.22

Promissory Note (Note 3) dated December 2, 2016 in principal amount of $1,000,000 from Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc. and Lake & Hennepin BBQ & Blues, Inc. to Venture Bank, incorporated by reference to Exhibit 10.6 to form 8‑K filed December 8, 2016

10.23

Mortgage and Security Agreement and Fixture Financing Statement dated December 2, 2016 by Famous Dave’s of America, Inc. and Minwood Partners, Inc. to Venture Bank (Loan 2), incorporated by reference to Exhibit 10.7 to form 8‑K filed December 8, 2016

10.24

Security Agreement dated December 2, 2016 by Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc. and Lake & Hennepin BBQ & Blues, Inc. for the benefit of Venture Bank, incorporated by reference to Exhibit 10.8 to form 8‑K filed December 8, 2016

10.25

Pledge Agreement dated December 2, 2016 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. and Venture Bank, incorporated by reference to Exhibit 10.9 to form 8‑K filed December 8, 2016

10.26	Stock Purchase Agreement dated November 10, 2017 between Famous Dave’s of America, Inc. and PW Partners, LLC, incorporated by reference to Exhibit 10.1 to Form 8 K filed November 13, 2017

10.27	Registration Rights Agreement dated November 10, 2017 between Famous Dave’s of America, Inc. and PW Partners, LLC, incorporated by reference to Exhibit 10.2 to Form 8 K filed November 13, 2017

10.28	Employment Agreement dated November 14, 2017 between Famous Dave’s of America, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.3 to Form 8 K filed November 13, 2017 †

Exhibit No.		Description
10.29

Asset Purchase Agreement dated November 1, 2017 among Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Commonwealth Blue Ribbon Restaurants, LLC and Capital Blue Ribbon Restaurants, LLC, incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S 1 filed on December 29, 2017

10.30

Asset Purchase Agreement (and supplemental letter agreement) dated November 1, 2017 between Famous Dave’s Ribs of Maryland, Inc. and Capital Blue Ribbon Restaurants, LLC, incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S 1 filed on December 29, 2017

10.31

Amendment dated January 29, 2018 to Employment Agreement dated November 14, 2017 between Famous Dave’s of America, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.2 to Form 8 K filed January 29, 2018 †

10.32		Employment Agreement dated April 13, 2016 between Famous Dave’s of America, Inc. and Geovannie Concepcion, incorporated by reference to Exhibit 10.3 to Form 8 K filed January 29, 2018 †

10.33

Amendment dated January 29, 2018 to Employment Agreement dated April 13, 2016 between Famous Dave’s of America, Inc. and Geovannie Concepcion, incorporated by reference to Exhibit 10.4 to Form 8 K filed January 29, 2018 †

10.34		Standby Purchase Agreement, between Famous Dave’s of America, Inc. and PW Partners, LLC, dated January 29, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 29, 2018

10.35		Employment Agreement dated February 12, 2018 between Famous Dave’s of America, Inc. and Paul M. Malazita incorporated by reference to Exhibit 10.35 to the Form 10-K filed March 5, 2018 †

10.36

Famous Dave’s of America, Inc. Amended and Restated 2015 Equity Incentive Plan dated March 29, 2018, incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A, filed on April 4, 2018

10.37		Secured Promissory Note, dated July 18, 2018 between Mercury BBQ LLC and Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 13, 2018.

10.38

Intellectual Property License Agreement, dated July 18, 2018 among Travis Clark, Clark Championship Products LLC and Famous Dave’s of America, Inc., incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 13, 2018.

10.39	*	Amendment dated November 12, 2018 to Employment Agreement dated February 12, 2018 between Famous Dave’s of America, Inc. and Paul M. Malazita. †

10.40

Asset Purchase Agreement, dated January 29, 2019, by and among Famous Dave’s Ribs, Inc., Legendary BBQ, Inc., Cornerstar BBQ, Inc., Razorback BBQ, Inc., Larkridge BBQ, Inc., Mesa Mall BBQ, Inc., and Quebec Square BBQ, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed February 4, 2019.

10.41	*	Form of Restricted Stock Agreement Granted under the Amended and Restated 2015 Equity Incentive Plan †

10.42	*	Second Amendment, dated February 28, 2019, to employment agreement between Famous Dave’s of America, Inc. and Jeffery Crivello †

10.43	*	Second Amendment, dated February 28, 2019, to employment agreement between Famous Dave’s of America, Inc. and Geovannie Concepcion †

Exhibit No.		Description
21.0	*	Subsidiaries of Famous Dave’s of America, Inc.

23.1	*	Consent of Grant Thornton LLP

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*    Filed herewith

†    Management compensatory plan