Form 10-Q
period 2019-03-31
FAMOUS DAVES OF AMERICA INC
filed 2019-05-13
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21625

FAMOUS DAVE’S of AMERICA, INC.

(Exact Name of Registrant as Specified in its Charter)

MMiMinsd
Minnesota	41-1782300
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

12701 Whitewater Drive, Suite 290 Minnetonka, MN	55343
Address of Principal Executive Offices	Zip Code

Registrant’s Telephone Number, Including Area Code (952) 294-1300

Securities registered pursuant to Section 12(b) of the Act:

DAVE
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DAVE	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻    No ⌧

As of May 9, 2019, 9,273,905 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 30, 2018

(in thousands, except per share data)
(Unaudited)

ASSETS
Current assets:	March 31, 2019	December 30, 2018
Cash and cash equivalents	$8,868	$11,598
Restricted cash	840	842
Accounts receivable, net of allowance for doubtful accounts of $202,000 and $192,000, respectively	3,194	4,300
Inventories	843	722
Prepaid income taxes and income taxes receivable	377	377
Prepaid expenses and other current assets	1,102	1,363
Total current assets	15,224	19,202

Property, equipment and leasehold improvements, net	11,114	10,385

Other assets:
Operating lease right-of-use assets	16,338	—
Goodwill	1,104	61
Intangible assets, net	3,452	1,428
Deferred tax asset, net	5,753	5,747
Other assets	1,687	1,533
	$54,672	$38,356

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,772	$3,765
Current portion of lease liabilities	1,927	—
Current portion of long-term debt and financing lease obligations	164	1,369
Accrued compensation and benefits	1,188	808
Other current liabilities	3,043	2,970
Total current liabilities	10,094	8,912

Long-term liabilities:
Lease liabilities, less current portion	16,908	—
Long-term debt, less current portion	2,358	2,411
Other liabilities	2,630	4,492
Total liabilities	31,990	15,815

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,274 and 9,085 shares issued and outstanding at March 31, 2019 and December 30, 2018, respectively	93	91
Additional paid-in capital	7,456	7,375
Retained earnings	15,133	15,075
Total shareholders’ equity	22,682	22,541
	$54,672	$38,356

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MARCH 31, 2019 AND APRIL 1, 2018

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue:
Restaurant sales, net	$10,314	$8,713
Franchise royalty and fee revenue	3,204	3,408
Franchisee national advertising fund contributions	409	469
Licensing and other revenue	266	254
Total revenue	14,193	12,844

Costs and expenses:
Food and beverage costs	3,360	2,717
Labor and benefits costs	3,957	3,196
Operating expenses	3,169	2,841
Depreciation and amortization expenses	264	393
General and administrative expenses	2,517	1,874
National advertising fund expenses	409	469
Asset impairment, estimated lease termination charges and other closing costs, net	407	(104)
Net loss on disposal of property	(6)	(1)
Total costs and expenses	14,077	11,385

Income from operations	116	1,459

Other income (expense):
Interest expense	(71)	(145)
Interest income	54	5
Total other expense	(17)	(140)

Income before income taxes	99	1,319

Income tax expense	(17)	(321)

Net income	$82	$998

Basic net income per share	$0.01	$0.13
Diluted net income per share	$0.01	$0.13
Weighted average shares outstanding - basic	9,085	7,407
Weighted average shares outstanding - diluted	9,189	7,407

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

MARCH 31, 2019

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance - December 30, 2018	9,085	$91	$7,375	$15,075	$22,541
Cumulative effect of change in accounting principle	—	—	—	(24)	(24)
Stock-based compensation	189	2	81	—	83
Net income	—	—	—	82	82
Balance - March 31, 2019	9,274	$93	$7,456	$15,133	$22,682

See accompanying notes to consolidated financial statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARCH 31, 2019 AND APRIL 1, 2018

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net income	$82	$998
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	264	393
Stock-based compensation	83	47
Net gain on disposal of property	(6)	(1)
Asset impairment and estimated lease termination charges (gain)	386	(185)
Bad debts expense (recovery)	21	(147)
Other non-cash items	33	(149)
Changes in operating assets and liabilities:
Accounts receivable, net	743	61
Other assets	53	6
Accounts payable	(9)	32
Accrued and other liabilities	(24)	(879)
Cash flows provided by operating activities	1,626	176

Cash flows from investing activities:
Proceeds from the sale of assets	6	1
Purchases of property, equipment and leasehold improvements	(221)	(41)
Payments for acquired restaurants	(3,841)	—
Advances on notes receivable	(150)	(458)
Cash flows used for investing activities	(4,206)	(498)

Cash flows from financing activities:
Payments for debt issuance costs	(15)	—
Payments on long-term debt and financing lease obligations	(137)	(320)
Proceeds from exercise of stock options	—	389
Cash flows (used for) provided by financing activities	(152)	69

Decrease in cash, cash equivalents and restricted cash	(2,732)	(253)
Cash, cash equivalents and restricted cash, beginning of period	12,440	10,426
Cash, cash equivalents and restricted cash, end of period	$9,708	$10,173

Supplemental Disclosures
Cash paid for interest	$11	$128

Non-cash investing and financing activities:
Increase (decrease) in accrued property and equipment purchases	(35)	—

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated in Minnesota on March 14, 1994. The Company develops, owns, operates and franchises restaurants under the name "Famous Dave’s." As of March 31, 2019, there were 138 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, including 21 Company-owned restaurants and 117 franchise-operated restaurants.

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited consolidated financial statements represent the consolidated financial statements of the Company and its subsidiaries as of March 31, 2019 and December 30, 2018, and for the three months ended March 31, 2019 and April 1, 2018. The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 as filed with the SEC on March 4, 2019.

Due to the seasonality of the Company’s business, revenue and operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net income for any of the periods presented.

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $5.8 million for each of the periods ended March 31, 2019 and December 30, 2018. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of March 31, 2019, the Company concluded that the DTA is fully realizable and that a valuation allowance was not considered necessary; however, the Company will continue to evaluate the asset on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
Effective tax rate	17.2%	24.3%

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

Restricted cash and marketing fund

The Company has a system-wide marketing development fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales for use in public relations and marketing development efforts. The assets held by this fund are considered to be restricted. Accordingly, the Company reflects the cash related to this fund within restricted cash and reflects the liability within accounts payable on the Company’s consolidated balance sheets. The Company had approximately $697,000 and $700,000 in this fund as of March 31, 2019 and December 30, 2018, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the Company’s credit agreements, the Company has deposited amounts for undrawn letters of credit in cash collateral accounts. The Company had approximately $143,000 and $143,000 in restricted cash as of March 31, 2019 and December 30, 2018, respectively, related to these undrawn letters of credit.

Concentrations of Credit Risk

As of March 31, 2019, the Company had outstanding balances from two franchisees of approximately $704,000 and $386,000, respectively.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under the updated standard, an entity is required to apply the requirements of Topic 718 to nonemployee awards, except for specific guidance on inputs to an option-pricing model and the attribution of cost. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling or goods or services as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within that fiscal year. Early adoption was permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this new standard as of the effective date. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Beginning in fiscal 2019, the Company adopted Topic 842, Leases, which had a material impact on the Company’s consolidated financial statements. See Note 7 – Leases.

(2)          Intangible Assets, net

The Company has intangible assets that consist of liquor licenses, lease interest assets and reacquired franchise rights, net. The liquor licenses are indefinite-lived assets and are not subject to amortization. The lease interest assets are amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease.  Reacquired franchise rights are amortized to depreciation and amortization expense on a straight-line basis over the remaining life of the reacquired franchise agreement.

A reconciliation of the Company’s intangible assets as of March 31, 2019 and December 30, 2018, respectively, are presented in the table below:

(in thousands)	March 31, 2019	December 30, 2018
Lease interest assets, gross carrying amount	$1,123	$1,091
Lease interest assets, accumulated amortization	(333)	(323)
Lease interest assets, net carrying amount	790	768
Reacquired franchise rights, net	2,027	25
Liquor licenses	635	635
Intangible assets, net	$3,452	$1,428

The following table provides the projected future amortization of reacquired franchise rights, net and lease interest assets for the next five years, as of March 31, 2019:

(in thousands)	Reacquired Franchise Rights, net	Lease Interest Assets
Fiscal 2019	$338	$44
Fiscal 2020	367	51
Fiscal 2021	367	36
Fiscal 2022	367	36
Fiscal 2023	367	36
Thereafter	221	587
	$2,027	$790

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)          Long-Term Debt and Financing Lease Obligations

Long-term debt

Long-term debt consisted of the following at:

(in thousands)	March 31, 2019	December 30, 2018
Real Estate Loan	$2,664	$2,705
Less: deferred financing costs	(142)	(131)
Less: current portion of long-term debt	(164)	(163)
Long-term debt, less current portion	$2,358	$2,411

The weighted-average interest rate of long-term debt outstanding as of March 31, 2019 and December 30, 2018 was 4.19% and 4.41%, respectively.

The Company is subject to various financial and non-financial covenants on its long-term debt, including a debt-service coverage ratio. As of March 31, 2019, the Company was compliant with all of its covenants.

Financing Lease Obligation

The Company repaid its financing lease obligation during the three months ended March 31, 2019.

(4)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	March 31, 2019	December 30, 2018
Prepaid expenses and deferred costs	$639	$767
Prepaid insurance	463	596
	$1,102	$1,363

(5)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	March 31, 2019	December 30, 2018
Gift cards payable	$1,099	$1,035
Accrued expenses	1,343	1,238
Asset retirement obligations and lease reserves	29	161
Sales tax payable	345	274
State income tax payable	16	16
Deferred franchise fees	207	207
Accrued property and equipment purchases	4	39
Other current liabilities	$3,043	$2,970

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)         Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	March 31, 2019	December 30, 2018
Deferred rent	$—	$1,787
Deferred franchise fees	1,575	1,791
Miscellaneous other liabilities	851	441
Asset retirement obligations	8	16
Accrual for uncertain tax position	10	10
Long-term lease reserve	—	254
Long-term deferred compensation	186	193
Other liabilities	$2,630	$4,492

(7)        Leases

The Company leases the property for its corporate headquarters, most of its Company-owned stores, and certain office and restaurant equipment. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in its consolidated balance sheets. The Company had two finance leases as of December 31, 2018, which expired during the three months ended March 31, 2019.

ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. Because most of the Company's leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets also exclude lease incentives received. Where the Company is the lessee, at initial adoption, the Company has elected to account for non-lease components associated with its leases (e.g., common area maintenance costs) and lease components separately for substantially all of its asset classes. Subsequent to adoption, the Company will combine lease and non-lease components.

Lease terms for Company-owned stores generally range from 5-20 years with one or more five-year renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent. The Company has elected the short term lease exemption for certain qualifying leases with lease terms of twelve months or less and, accordingly, did not record right-of-use assets and lease liabilities. These leases with initial terms of less than 12 months are recorded directly to occupancy expense on a straight-line basis over the term of the lease. Additionally, the Company has decided to utilize the package of practical expedients and the practical expedient to not reassess certain land easements. The Company has decided not to utilize the practical expedient to use hindsight. Certain of the Company’s leases also provide for variable lease payments in the form of percentage rent, in which additional rent is calculated as a percentage of sales in excess of a base amount, and not included in the calculation of the operating lease liability or ROU asset. The Company's leases have remaining lease terms of 0.25 to 21 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Economic performance of a store is the primary factor used to estimate whether an option to extend a lease term will be exercised or not.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense for the period presented is as follows:

Three Months Ended
(in thousands)	March 31, 2019
Operating lease cost	$544
Short-term lease cost	18
Variable lease cost	3
Sublease income	(69)
Total lease cost	$496

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases for the period presented is as follows:

Three Months Ended
(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$650
Right-of-use assets obtained in exchange for new operating lease liabilities	5,651
Weighted-average remaining lease term of operating leases (in years)	11.47
Weighted-average discount rate of operating leases	5.64%

The maturities of the Company’s lease liabilities as of March 31, 2019 is as follows (in thousands):

2019	$2,210
2020	2,876
2021	2,836
2022	2,587
2023	2,067
Thereafter	14,574
Total future minimum payments	27,150
Less imputed interest	(8,315)
Total lease liability	$18,835

As of December 31, 2018, the Company had one operating lease that had not commenced for a new restaurant site in Oklahoma City, Oklahoma. The lease has a 15-year term with two five-year renewal options.

(8)        Revenue Recognition

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

The Company defers revenue associated with the estimated selling price of reward points, which we refer to as Bones, earned pursuant to the Company’s loyalty program and establishes a corresponding liability. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed Bones. When a Guest redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the deferred revenue. Deferred revenue associated with the Company’s loyalty program was not material as of March 31, 2019 and December 30, 2018.

The Company’s revenue is generally disaggregated within the consolidated statements of operations.  Gift card breakage revenue was not material to the Company’s consolidated financial statements. The Company recognized revenue related to gift cards of approximately $133,000 during the three months ended March 31, 2019, which is reflected in the restaurant sales, net, line item of its consolidated statements of operations. Gift cards payable of approximately $1.1 million is expected to be recognized as revenue over the next 12 months.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of March 31, 2019:

(in thousands)
Fiscal Year
2019	$138
2020	185
2021	178
2022	167
2023	149
Thereafter	965
Total	$1,782

Contract liabilities consist of deferred revenue resulting from franchise fees paid by franchisees. We classify these liabilities within other current liabilities and other liabilities within our consolidated balance sheets based on the expected timing of revenue recognition associated with these liabilities. The following table reflects the change in contract liabilities between December 30, 2018 and March 31, 2019:

(in thousands)
Balance, December 30, 2018	$1,998
Revenue recognized	(216)
Balance, March 31, 2019	$1,782

(

(9)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of March 31, 2019, there were 229,477 shares available for grant pursuant to the 2015 Plan. For purposes of net income per share, there were approximately 179,000 and 430,000 stock options outstanding as of March 31, 2019 and April 1, 2018, respectively that were not included in the computation of diluted net income per share because their impact was antidilutive. As of March 31, 2019, the total compensation cost related to unvested stock option awards was approximately $1.4 million which is expected to be recognized over a period of approximately 3.43 years.

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

The Company utilizes the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

●	Stock price – Published trading market values of the Company’s common stock as of the date of grant.
●	Exercise price – The stated exercise price of the stock option.
●	Expected life – The simplified method as outlined in ASC 718.
●	Expected dividend – The rate of dividends that the Company expects to pay over the term of the stock option.
●	Volatility – Actual volatility over the most recent historical period equivalent to the expected life of the option.
●	Risk-free interest rate – The daily United States Treasury yield curve rate.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three months ended March 31, 2019 and April 1, 2018, respectively, as follows:

	Three Months Ended
(in thousands)	March 31, 2019	April 1, 2018
Stock options	$60	$47
Restricted stock	23	—
	$83	$47

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at December 30, 2018	384	$7.43	6.7
Granted	40	4.81
Forfeited or expired	(3)	6.71
Options outstanding at March 31, 2019	421	$7.18	6.7

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at December 30, 2018	—	$—
Granted	189	5.00
Vested	(4)	5.00
Unvested at March 31, 2019	185	$5.00	3.9

	Three Months Ended
	March 31, 2019	April 1, 2018
Weighted-average fair value of options granted during the period	$2.33	$3.39
Expected life (in years)	5.5	6.1
Expected dividend	$—	$—
Expected stock volatility	50.31%	46.66%
Risk-free interest rate	2.5%	2.7%

(10)        Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of asset impairment, estimated lease termination and other closing costs for the three months ended March 31, 2019 and April 1, 2018. These costs are included in asset impairment, estimated lease termination and other closing costs in the consolidated statements of operations.

	Three Months Ended
(dollars in thousands)	March 31, 2019	April 1, 2018
Asset impairments, net	$348	$150
Lease termination charges (income) and related costs	20	(433)
Restaurant closure expenses	39	179
Asset impairment, estimated lease termination charges and other closing costs	$407	$(104)

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)        Fair Value Measurements

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

The Company had no assets measured at fair value in its consolidated balance sheets as of March 31, 2019 and December 30, 2018.

(12)        Restaurant Acquisition

On March 4, 2019, the Company completed the acquisition of the assets and operations of four Famous Dave's restaurants in Colorado (the “Colorado Restaurants”). The sellers of the Colorado Restaurants were Quebec Square BBQ, Inc., Cornerstar BBQ, Inc., Razorback BBQ, Inc., and Larkridge BBQ, Inc. The contract purchase price of the restaurants was approximately $4.1 million, exclusive of acquisition costs of approximately $157,000, which are reflected in general and administrative expenses, plus the assumption of the gift card liability associated with the Colorado Restaurants. The Company also purchased inventory on hand as of the acquisition date. Effective as of the same date of the acquisition, the franchise agreements for each restaurant were terminated.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the provisional allocation of assets acquired and liabilities assumed during the three months ended March 31, 2019:

(in thousands)
Assets acquired:
Cash and cash equivalents	$10
Inventory	150
Property, plant, equipment and leasehold improvements, net	1,902
Identifiable intangible assets, net	1,495
Total identifiable assets acquired	3,557
Liabilities assumed:
Gift card liability	(172)
Net assets acquired	3,385
Goodwill	1,043
Total consideration transferred	$4,428

The Company expects goodwill to be deductible for tax purposes, subject to amortization.

Unaudited pro forma results of operations for the three month periods ended March 31, 2019 and April 1, 2018, as if the Company had acquired majority ownership of all operations on January 1, 2018 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended
	March 31, 2019	April 1, 2018
(in thousands)
Pro forma revenues	$16,292	$16,249
Pro forma net income (loss)	$388	$1,237
Basic pro forma net income (loss) per share	$0.04	$0.17
Diluted pro forma net income (loss) per share	$0.04	$0.17

(13)        Variable Interest Entities

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

On November 1, 2017, the Company sold its Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, the Company remained the primary obligor of the lease. As of March 31, 2019, the amount of future lease payments for which the Company would be liable in the event of a default are approximately $529,000. An accrual related to the future lease obligation was not considered necessary as of March 31, 2019.

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

Because the Company will provide more than half of the subordinated financial support of Mercury and controls Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. There has been no material revenue or expenses related to Mercury during the three months ended March 31, 2019.

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

(15) Related Party Transactions

Anand D. Gala is a franchisee of the Company and currently serves as a director of the Company. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations.

Charles Davidson is a franchisee of the Company and is the beneficial owner of approximately 18.2% of the Company’s common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital.

The following table outlines amounts received from related parties during the three months ended March 31, 2019, and April 1, 2018:

	Three Months Ended
(in thousands)	March 31, 2019	April 1, 2018
Revenues and NAF contributions - Anand Gala	$388	$382
Revenues and NAF contributions - Charles Davidson	77	75

The following table outlines accounts receivable from related parties as of March 31, 2019 and December 30, 2018:

(in thousands)	March 31, 2019	December 30, 2018
Accounts receivable, net - Anand Gala	$291	$271
Accounts receivable, net - Charles Davidson	40	44

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)        Subsequent Events

The Company has evaluated for the occurrence of subsequent events through the issuance date of the Company’s consolidated financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements, except as noted below.

On April 29, 2019, Famous Dave’s Ribs, Inc. (“Ribs”), a wholly-owned subsidiary of the Company completed the acquisition of three Famous Dave’s restaurants in Michigan and Ohio (the “Big Ten Ribs Purchased Restaurants”). The seller of the Big Ten Ribs Purchased Restaurants was Big Ten Ribs, Inc. which was a franchisee of the Company. Pursuant to the asset purchase agreement by and between Ribs and Big Ten Ribs, Inc., signed March 12, 2019, the contract purchase price for the Big Ten Ribs Purchased Restaurants was approximately $69,000, exclusive of closing costs, plus an amount equal to the book value of the restaurant inventory, plus the assumption of the gift card liability associated with the Big Ten Ribs Purchased Restaurants.

Also on April 29, 2019, Ribs completed the acquisition of one Famous Dave’s restaurant in Grandville, Michigan (the “Grandville Restaurant”).

On May 13, 2019, Ribs completed the acquisition of two Famous Dave’s restaurants in Wisconsin (along with the Grandville Restaurant, the “Team R n’ B Wisconsin Purchased Restaurants”). The seller of the Team R n’ B Wisconsin Purchased Restaurants was Team R n’ B Wisconsin, LLC, which was a franchisee of the Company. Pursuant to the asset purchase agreement by and between Ribs and Team R n’ B Wisconsin, LLC, signed March 12, 2019, the contract purchase price for the Team R n’ B Wisconsin Purchased Restaurants was approximately $69,000, exclusive of closing costs, plus an amount equal to the book value of the restaurant inventory, plus the assumption of the gift card liability associated with the Team R n’ B Wisconsin Purchased Restaurants.

The Company funded the purchase price with cash on hand. As of the date that these financial statements were available to be issued, the Company was still reviewing the financial information of the acquired restaurants. As such, it was impractical to include in these consolidated financial statements the pro forma effect of the acquisitions.

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

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the periods presented:

	Three Months Ended	Three Months Ended
	March 31, 2019	April 1, 2018
Company-owned restaurants:
Beginning of period	17	16
New	—	—
Repurchased by the Company	4	—
Closed	—	—
End of period	21	16
% of system	15%	11%
Franchise-operated restaurants:
Beginning of period	127	134
New	1	2
(Repurchased) by the Company	(4)	—
Closed	(7)	—
End of period	117	136
% of system	85%	89%
System end of period total	138	152

During the three months ended March 31, 2019, we opened one franchise-operated restaurants in Dubai, United Arab Emirates.  We also repurchased four stores in the Colorado market as detailed in Note 12 “Restaurant Acquisition.”

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 29, 2019 (fiscal 2019) and December 30, 2018 (fiscal 2018) are both 52 week fiscal years.

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

Results of Operations – the three months ended March 31, 2019 compared to the three months ended April 1, 2018.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
Food and beverage costs(1)	32.6%	31.2%
Labor and benefits costs(1)	38.4%	36.7%
Operating expenses(1)	30.7%	32.6%
Restaurant level operating margin(1)(3)	(1.7)%	(0.5)%
Depreciation and amortization expenses(2)	1.9%	3.1%
General and administrative expenses(2)	17.7%	14.6%
Net income(2)	0.8%	11.4%
(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Reacquired and refranchised restaurants are removed from the same store net sales base until the new ownership has been in place for at least 12 months.  Same store net sales for Company-owned restaurants for the three months ended March 31, 2019 increased 1.3% compared to the three months ended April 1, 2018. As of March 31, 2019 and April 1, 2018, there were 15 and 16 restaurants in the same store sales base, respectively.

Same store net sales for franchise-operated restaurants for the three months ended March 31, 2019 declined 1.1% compared to the three months ended April 1, 2018.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Total Revenue

Our components of and changes in revenue consisted of the following for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
(dollars in thousands)	March 31, 2019	April 1, 2018	$ Change	% Change
Revenue:
Restaurant sales, net	$10,314	$8,713	$1,601	18.4%
Franchise royalty and fee revenue	3,204	3,408	(204)	(6.0)%
Franchisee national advertising fund contributions	409	469	(60)	(12.8)%
Licensing and other revenue	266	254	12	4.7%
Total revenue	$14,193	$12,844	$1,349	10.5%

Restaurant Sales, net

The increase in year-over-year restaurant sales, net for the three months ended March 31, 2019 was primarily a result of the acquisition of restaurants in the Colorado market as well as an increase in same-store sales.

On a weighted basis, Dine-In sales decreased by 3.2%, while To-Go and Catering sales increased by 3.6% and 0.9%, respectively, for the three months ended March 31, 2019 driven by third-party delivery sales, increased marketing efforts, and initiatives aimed at increasing catering sales.

Line of Business Summary

The following table summarizes the first quarter summary of Company-owned restaurants by line of business:

	Dine In	To Go	Catering	TOTAL
% of sales	53%	39%	8%	100%

Comparable sales %	-5.6%	10.2%	12.6%	1.3%
Comparable sales "contribution"	-3.2%	3.6%	0.9%	1.3%

Average party size	1.9	2.2	37.0	2.2
Per person average	$ 17.06	$ 13.18	$ 11.08	$ 14.76
Average check size	$ 32.88	$ 28.37	$ 410.51	$ 33.19

Franchise-Related Revenue, including national advertising fund contributions

The declines in franchise-related revenue for the three months ended March 31, 2019 was primarily related to a decline in franchise-operated same store sales of 1.1%, and the net closure of 13 franchise restaurants since April 1, 2018.

In fiscal 2018, we rolled out several initiatives, aimed at driving traffic and improving sales, to our Company-owned stores that are in various stages of implementation throughout our franchise system. Additionally, we continue to focus our resources on innovations to provide new avenues for our franchisees to improve their net sales and operating performance.

Licensing and Other Revenue

For three months ended March 31, 2019, licensing and other revenue was approximately $266,000 compared to approximately $254,000 for the comparable period of fiscal 2018, an increase of approximately 4.7%.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales and Company-owned and franchise-operated operating weeks for the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$46,043	$45,445
Company-Owned	43,623	41,888
Full-Service	46,054	44,898
Counter-Service	37,214	35,267

Operating Weeks:
Franchise-Operated	1,573	1,755
Company-Owned	236	208
(1)	AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
(dollars in thousands)	March 31, 2019	April 1, 2018	$ Change	% Change
Food and beverage costs	$3,360	$2,717	$643	23.7%

Food and beverage costs for the three months ended March 31, 2019 and April 1, 2018 represented approximately 32.6% and 31.2% of net restaurant sales, respectively. This year-over-year increase, as a percentage of net restaurant sales, was primarily driven by commodity costs related to brisket, certain of our pork products, and cooking oil.  Additionally the menu refresh in October 2018 resulted in elevated food waste.  We expect food costs to improve with further training and operational efficiency around the new menu in the remainder of 2019.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
(dollars in thousands)	March 31, 2019	April 1, 2018	$ Change	% Change
Labor and benefits costs	$3,957	$3,196	$761	23.8%

Labor and benefits costs for the three months ended March 31, 2019 and April 1, 2018 represented approximately 38.4% and 36.7% of net restaurant sales, respectively. The year-over-year increase during the three months ended March 31, 2019, as a percentage of net restaurant sales, was primarily driven by positions added to supplement catering and third-party delivery sales and wage-rate inflation. We expect future increases to labor and benefits costs, as a percentage of net restaurant sales, due to the national trend to increase minimum wages.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Operating Expenses

Our operating expenses consisted of the following for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
(dollars in thousands)	March 31, 2019	April 1, 2018	$ Change	% Change
Operating expenses	$3,169	$2,841	$328	11.5%

Operating expenses for the three months ended March 31, 2019 and April 1, 2018 represented approximately 30.7% and 32.6% of net restaurant sales, respectively. The primary drivers of the decrease, as a percentage of net restaurant sales, were decreased utilities, entertainment and other direct operating costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2019 and April 1, 2018 represented approximately 1.9% and 3.1% of total revenues, respectively.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
(dollars in thousands)	March 31, 2019	April 1, 2018	$ Change	% Change
General and administrative expenses	$2,517	$1,874	$643	34.3%

General and administrative expenses for the three months ended March 31, 2019 and April 1, 2018 represented approximately 17.7% and 14.6% of total revenues, respectively. The increase to general and administrative expenses primarily related to one-time savings in the prior year that did not recur during the three months ended March 31, 2019 and acquisition costs.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended
(dollars in thousands)	March 31, 2019	April 1, 2018
Asset impairments, net	$348	$150
Lease termination charges (income) and related costs	20	(433)
Restaurant closure expenses	39	179
Asset impairment, estimated lease termination charges and other closing costs	$407	$(104)

During the three months ended March 31, 2019, we recognized an impairment charge on the lease right-of-use asset for a restaurant that was closed subsequent to the end of the first quarter of approximately $344,000.  Asset impairments, net are expenses incurred for other charges related to closing restaurants, as well as ongoing expenses incurred after a restaurant is fully closed.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019 was approximately $17,000, or 17.2% of our pretax income. Income tax expense for the three months ended April 1, 2018 was approximately $321,000, or 24.3% of our pretax income.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Basic and Diluted Net Income (Loss) per Common Share

Net income for the three months ended March 31, 2019 was approximately $82,000, or $0.01 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the three months ended March 31, 2019 was approximately 9,085,000 and 9,189,000, respectively. Net income for the three months ended April 1, 2018 was approximately $998,000, or $0.13 per basic and diluted share. There were approximately 7,407,000 basic and diluted weighted-average shares outstanding for the three months ended April 1, 2018.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $8.9 million and $11.6 million as of March 31, 2019 and December 30, 2018, respectively. We used cash to purchase four stores in Colorado. We expect to utilize cash on hand to reinvest into our brand, including refreshing current corporate stores, repurchasing select franchise-operated stores, and the development of a new concept. In 2018, we entered into agreements with Clark Championship Products LLC to develop the Clark Crew BBQ restaurant concept, which we also have the exclusive licensing rights to the Clark Crew BBQ brand. Pursuant to that agreement, we will provide financing in the amount of $1.4 million for the build out of the inaugural Clark Crew BBQ restaurant.

Our current ratio, which measures our immediate short-term liquidity, was 1.50 as of March 31, 2019, compared to 2.15 as of December 30, 2018.  The current ratio is computed by dividing total current assets by total current liabilities. The decrease in our current ratio was primarily due to increases in our current liabilities related to the current portion of lease liabilities, as well as decreases in our accounts receivable due to collection efforts and cash paid for the acquisition in the Colorado market.

Net cash provided by operating activities for the three months ended March 31, 2019 was approximately $1.6 million, which reflects net income of approximately $82,000 increased by non-cash charges of approximately $785,000. Changes in operating assets and liabilities for the three months ended March 31, 2019 primarily included cash inflows for accounts receivable of $743,000 and other assets of $53,000. These cash inflows were partially offset by cash outflows related to a decrease in accounts payable of $9,000 and a decrease in accrued and other liabilities of $24,000.

Net cash provided by operating activities for the three months ended April 1, 2018 was approximately $176,000, reflecting net income of approximately $998,000 decreased by non-cash charges of approximately $42,000. Changes in operating assets and liabilities included cash outflows from an increase in other assets of $6,000 and a decrease in accrued and other liabilities of $879,000. These cash outflows were partially offset by a decrease in accounts receivable of $61,000 and an increase in accounts payable of $32,000.

Net cash used for investing activities was approximately $4.2 million for the three months ended March 31, 2019, related to payments for acquired restaurants of $3.8 million, advances on notes receivable of $150,000 and the purchase of property, equipment and leasehold improvements of $221,000, partially offset by proceeds from the sale of fixed assets of $6,000. Net cash used for investing activities was $498,000 for the three months ended April 1, 2018, related to the purchases of property and equipment of $41,000 and advances on notes receivable of $458,000.

Net cash used for financing activities for the three months ended March 31, 2019 of $152,000, primarily related to the debt repayments of $137,000 and payments for debt issuance costs of $15,000.  Net cash provided by financing activities for the three months ended April 1, 2018 of $69,000, primarily related to the proceeds from exercise of stock options of $389,000, partially offset by debt repayments of $320,000.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of March 31, 2019, we were in compliance with all of our covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Critical Accounting Policies

Our significant accounting policies are described in Note 1 “Nature of Business and Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2018. Except as disclosed in Note 1 “Basis of Presentation” to the accompanying notes to the consolidated financial statements, there have been no updates to our critical accounting policies.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

There has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the following.

Effective December 31, 2018, we implemented ASU 2016-02 Leases (Topic 842). We implemented changes to our controls related to leases, including the initial application of Topic 842. These changes included the development of new policies based on the new lease classification requirements, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our financial statements and related disclosures.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

The information contained in Note 14 “Litigation” of the notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A.RISK FACTORS.

The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2018, filed with the SEC on March 4, 2019, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 5.OTHER INFORMATION

On May 7, 2019, Geovannie Concepcion informed the Company of his intention to resign from his position as Chief Operating Officer effective May 9, 2019, to accept an external role.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

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

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: May 13, 2019	By:	/s/ Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 13, 2019		/s/ Paul M. Malazita
Paul M. Malazita
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)