Form 10-Q
period 2019-06-30
FAMOUS DAVES OF AMERICA INC
filed 2019-08-12
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 8, 2019, 9,273,905 shares of the registrant’s Common Stock were outstanding.

FAMOUS DAVE’S OF AMERICA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 30, 2018

(in thousands, except per share data)
(Unaudited)

ASSETS
Current assets:	June 30, 2019	December 30, 2018
Cash and cash equivalents	$8,220	$11,598
Restricted cash	800	842
Accounts receivable, net of allowance for doubtful accounts of $87,000 and $192,000, respectively	4,470	4,300
Inventories	1,250	722
Prepaid income taxes and income taxes receivable	379	377
Prepaid expenses and other current assets	1,238	1,363
Assets held for sale	2,842	—
Total current assets	19,199	19,202

Property, equipment and leasehold improvements, net	10,468	10,385

Other assets:
Operating lease right-of-use assets	24,745	—
Goodwill	435	61
Intangible assets, net	3,488	1,428
Deferred tax asset, net	5,753	5,747
Other assets	1,699	1,533
	$65,787	$38,356

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,114	$3,765
Current portion of lease liabilities	3,294	—
Current portion of long-term debt and financing lease obligations	166	1,369
Accrued compensation and benefits	1,685	808
Other current liabilities	3,461	2,970
Total current liabilities	12,720	8,912

Long-term liabilities:
Lease liabilities, less current portion	23,932	—
Long-term debt, less current portion	2,404	2,411
Other liabilities	2,869	4,492
Total liabilities	41,925	15,815

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,274 and 9,085 shares issued and outstanding at June 30, 2019 and December 30, 2018, respectively	93	91
Additional paid-in capital	7,596	7,375
Retained earnings	16,173	15,075
Total shareholders’ equity	23,862	22,541
	$65,787	$38,356

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

JUNE 30, 2019 AND JULY 1, 2018

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue:
Restaurant sales, net	$16,898	$9,955	$27,212	$18,668
Franchise royalty and fee revenue	3,447	3,753	6,651	7,161
Franchisee national advertising fund contributions	471	529	880	998
Licensing and other revenue	312	301	578	555
Total revenue	21,128	14,538	35,321	27,382

Costs and expenses:
Food and beverage costs	5,325	3,099	8,685	5,816
Labor and benefits costs	5,819	3,361	9,776	6,557
Operating expenses	5,187	2,894	8,356	5,735
Depreciation and amortization expenses	515	309	779	702
General and administrative expenses	2,377	2,111	4,894	3,985
National advertising fund expenses	471	529	880	998
Asset impairment, estimated lease termination charges and other closing costs, net	97	216	504	112
Net (gain) loss on disposal of property	(140)	30	(146)	29
Total costs and expenses	19,651	12,549	33,728	23,934

Income from operations	1,477	1,989	1,593	3,448

Other income (expense):
Interest expense	(288)	(197)	(359)	(342)
Interest income	33	20	87	25
Total other expense	(255)	(177)	(272)	(317)

Income before income taxes	1,222	1,812	1,321	3,131

Income tax expense	(182)	(420)	(199)	(741)

Net income	$1,040	$1,392	$1,122	$2,390

Basic net income per share	$0.11	$0.16	$0.12	$0.29
Diluted net income per share	$0.11	$0.16	$0.12	$0.29
Weighted average shares outstanding - basic	9,093	8,809	9,089	8,108
Weighted average shares outstanding - diluted	9,278	8,835	9,191	8,131

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

JUNE 30, 2019

(in thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance - December 30, 2018	9,085	$91	$7,375	$15,075	$22,541
Cumulative effect of change in accounting principle	—	—	—	(24)	(24)
Stock-based compensation	189	2	221	—	223
Net income	—	—	—	1,122	1,122
Balance - June 30, 2019	9,274	$93	$7,596	$16,173	$23,862

See accompanying notes to consolidated financial statements

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

JUNE 30, 2019 AND JULY 1, 2018

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net income	$1,122	$2,390
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	779	702
Stock-based compensation	223	167
Net (gain) loss on disposal of property	(146)	29
Asset impairment and estimated lease termination charges (gain)	469	(268)
Bad debts recovery	(87)	(25)
Other non-cash items	124	(230)
Changes in operating assets and liabilities:
Accounts receivable, net	(422)	(298)
Other assets	(411)	716
Accounts payable	321	(851)
Accrued and other liabilities	481	(1,298)
Cash flows provided by operating activities	2,453	1,034

Cash flows from investing activities:
Proceeds from the sale of assets	6	1,187
Purchases of property, equipment and leasehold improvements	(1,242)	(290)
Payments for acquired restaurants	(4,265)	—
Advances on notes receivable	(150)	(648)
Payments received on note receivable	8	—
Cash flows (used for) provided by investing activities	(5,643)	249

Cash flows from financing activities:
Payments for debt issuance costs	(54)	—
Payments on long-term debt and financing lease obligations	(176)	(5,757)
Proceeds from sale of common stock, net of offering costs	—	5,132
Proceeds from exercise of stock options	—	494
Cash flows used for financing activities	(230)	(131)

(Decrease) increase in cash, cash equivalents and restricted cash	(3,420)	1,152
Cash, cash equivalents and restricted cash, beginning of period	12,440	10,426
Cash, cash equivalents and restricted cash, end of period	$9,020	$11,578

Supplemental Disclosures
Cash paid for interest	$262	$248
Cash paid for income taxes, net	—	5

Non-cash investing and financing activities:
Decrease in accrued property and equipment purchases	(35)	(7)

See accompanying notes to consolidated financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

Famous Dave’s of America, Inc. (“Famous Dave’s” or the “Company”) was incorporated in Minnesota on March 14, 1994. The Company develops, owns, operates and franchises restaurants under the name "Famous Dave’s." As of June 30, 2019, there were 136 Famous Dave’s restaurants operating in 33 states, the Commonwealth of Puerto Rico, Canada, and the United Arab Emirates, including 29 Company-owned restaurants and 107 franchise-operated restaurants.

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited consolidated financial statements represent the consolidated financial statements of the Company and its subsidiaries as of June 30, 2019 and December 30, 2018, and for the three and six months ended June 30, 2019 and July 1, 2018. The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 as filed with the SEC on March 4, 2019.

Due to the seasonality of the Company’s business, revenue and operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net income for any of the periods presented.

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $5.8 million for each of the periods ended June 30, 2019 and December 30, 2018. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of June 30, 2019, the Company concluded that the DTA is fully realizable and that no further valuation allowance was necessary; however, the Company will continue to evaluate the DTA on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Effective tax rate	14.9%	23.2%	15.1%	23.7%

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

Restricted cash and marketing fund

The Company has a system-wide marketing development fund, to which Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales for use in public relations and marketing development efforts. The assets held by this fund are considered to be restricted. Accordingly, the Company reflects the cash related to this fund within restricted cash and reflects the liability within accounts payable on the Company’s consolidated balance sheets. The Company had approximately $656,000 and $700,000 in this fund as of June 30, 2019 and December 30, 2018, respectively.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the Company’s credit agreements, the Company has deposited amounts for undrawn letters of credit in cash collateral accounts. The Company had approximately $144,000 and $143,000 in restricted cash as of June 30, 2019 and December 30, 2018, respectively, related to these undrawn letters of credit.

Assets Held for Sale

As of June 30, 2019, the Company had assets held for sale of approximately $2.8 million related to an owned property for which the Company entered into an agreement to sell the property for a contract purchase price of $3.6 million.

Concentrations of Credit Risk

As of June 30, 2019, the Company had outstanding receivables from two franchisees of approximately $905,000 and $574,000, respectively.  Subsequent to June 30, 2019, the receivable of $905,000 was settled via the acquisition of the franchisee’s restaurant.  See Note 16 – Subsequent Events.

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

A reconciliation of the Company’s intangible assets as of June 30, 2019 and December 30, 2018, respectively, are presented in the table below:

(in thousands)	June 30, 2019	December 30, 2018
Lease interest assets, net	893	768
Reacquired franchise rights, net	1,960	25
Liquor licenses	635	635
Intangible assets, net	$3,488	$1,428

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the projected future amortization of reacquired franchise rights, net and lease interest assets for the next five years, as of June 30, 2019:

(in thousands)	Reacquired Franchise Rights, net	Lease Interest Assets
Fiscal 2019	$205	$37
Fiscal 2020	412	66
Fiscal 2021	412	52
Fiscal 2022	412	52
Fiscal 2023	247	52
Thereafter	272	634
	$1,960	$893

(3)          Long-Term Debt and Financing Lease Obligations

Long-term debt

Long-term debt consisted of the following at:

(in thousands)	June 30, 2019	December 30, 2018
Term Loan	$2,624	$—
Real Estate Loan	—	2,705
Less: deferred financing costs	(54)	(131)
Less: current portion of long-term debt	(166)	(163)
Long-term debt, less current portion	$2,404	$2,411

The weighted-average interest rate of long-term debt outstanding as of June 30, 2019 and December 30, 2018 was 5.50% and 4.41%, respectively.

On June 20, 2019 (the “Effective Date”), the Company entered into a Loan Agreement among the Company and Choice Financial Group (the “Lender”). The Loan Agreement provides for a term loan from the Lender to the borrowers set forth therein in the principal amount of up to $24.0 million and is evidenced by a promissory note (the “First Note”) executed and delivered by the borrowers to the Lender on the Effective Date. The First Note has a maturity date of June 20, 2025. The first year of the First Note (the “Draw Period”) provides for payments of interest only, with the remaining five years requiring payments of interest and principal based on a 60 month amortization period. Interest shall be payable in an amount equal to the Wall Street Journal Prime Rate, but in no circumstances shall the rate of interest be less than 5.00%. The Note may be prepaid, partially or in full, at any time and for no prepayment penalty.

Proceeds from the loan were used to repay the Company’s previous real estate loan, dated December 2, 2016, which outstanding balance as of the Effective Date was approximately $2.6 million. The remainder of the First Note may be drawn upon during the Draw Period, provided that there are no uncured events of default.

The Loan Agreement is secured by a mortgage and security agreement and fixture financing statement (the “First Mortgage”) granting to the Lender a security interest in and title to certain real property in the state of Minnesota and as more fully described therein.

The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum debt service coverage ratio and a post-closing covenant to maintain a complete deposit and cash management relationship with the Lender. The Loan Agreement also places certain restrictions on, among other things, the borrowers’ ability to incur additional indebtedness, to create liens or other encumbrances, to use funds for purposes other than as stated therein, to sell or otherwise dispose of assets without the consent of the Lender.

In addition, the Loan Agreement contains events of default (subject to certain materiality thresholds and grace periods), including, without limitation, payment defaults; breaches of covenants; breaches of representations and warranties; failure to perform remediation of any environmental matters on the mortgaged property, as set forth in the First Mortgage; failure to perform or observe the covenants, conditions or terms of the First Loan Agreement and related agreements; certain bankruptcy events of the borrowers and failure to timely provide financial statements.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also on the Effective Date, the Company also entered into a Revolving Promissory Note among the Company and the Lender. The Revolving Promissory Note provides for a revolving line of credit from the Lender to the borrowers set forth therein in the principal amount of up to $1.0 million (the “Second Note”) executed and delivered by the borrowers to the Lender on the Effective Date. The Second Note has a maturity date of December 2, 2019. The Second Note provides for monthly payments of interest only, with a balloon payment of the remaining outstanding balance and applicable interest is due on the maturity date. Interest shall be payable in an amount equal to the 30-day London Interbank Offer Rate (“LIBOR”) plus 325 basis points, but in no circumstances shall the rate of interest be less than 3.75%. The Note may be prepaid, partially or in full, at any time and for no prepayment penalty.  Proceeds from the revolving line of credit may be used at the Company’s discretion.

The Company is subject to various financial and non-financial covenants on its long-term debt, including a debt-service coverage ratio. As of June 30, 2019, the Company was compliant with all of its covenants.

Financing Lease Obligation

The Company repaid its financing lease obligation during the six months ended June 30, 2019.

(4)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	June 30, 2019	December 30, 2018
Prepaid expenses and deferred costs	$922	$767
Prepaid insurance	316	596
	$1,238	$1,363

(5)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	June 30, 2019	December 30, 2018
Gift cards payable	$1,159	$1,035
Accrued expenses	1,534	1,238
Asset retirement obligations and lease reserves	29	161
Sales tax payable	512	274
State income tax payable	16	16
Deferred franchise fees	207	207
Accrued property and equipment purchases	4	39
Other current liabilities	$3,461	$2,970

(6)         Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	June 30, 2019	December 30, 2018
Deferred rent	$—	$1,787
Deferred franchise fees	1,375	1,791
Miscellaneous other liabilities	1,284	441
Asset retirement obligations	8	16
Accrual for uncertain tax position	10	10
Long-term lease reserve	—	254
Long-term deferred compensation	192	193
Other liabilities	$2,869	$4,492

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense for the period presented is as follows:

Six Months Ended
(in thousands)	June 30, 2019
Operating lease cost	$1,564
Short-term lease cost	40
Variable lease cost	49
Sublease income	(138)
Total lease cost	$1,515

Supplemental cash flow information related to leases for the period presented is as follows:

Six Months Ended
(in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,721
Right-of-use assets obtained in exchange for new operating lease liabilities	14,340
Weighted-average remaining lease term of operating leases (in years)	9.74
Weighted-average discount rate of operating leases	5.62%

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of the Company’s lease liabilities as of June 30, 2019 is as follows (in thousands):

2019	$2,316
2020	4,594
2021	4,477
2022	4,212
2023	3,690
Thereafter	17,004
Total future minimum payments	36,293
Less imputed interest	(9,067)
Total lease liability	$27,226

As of June 30, 2019, the Company had one operating lease that had not commenced for a new restaurant site in Oklahoma City, Oklahoma. The lease has a 15-year term with two five-year renewal options.

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

The Company defers revenue associated with the estimated selling price of reward points, which we refer to as Bones, earned pursuant to the Company’s loyalty program and establishes a corresponding liability. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed Bones. When a Guest redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the deferred revenue. Deferred revenue associated with the Company’s loyalty program was not material as of June 30, 2019 and December 30, 2018.

The Company’s revenue is generally disaggregated within the consolidated statements of operations.  Gift card breakage revenue was not material to the Company’s consolidated financial statements. The Company recognized revenue related to gift cards of approximately $28,000 and $161,000 during the three and six months ended June 30, 2019, respectively, which is reflected in the restaurant sales, net, line item of its consolidated statements of operations. Gift cards payable of approximately $1.2 million is expected to be recognized as revenue over the next 12 months.

The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of June 30, 2019:

(in thousands)
Fiscal Year
2019	$159
2020	144
2021	137
2022	132
2023	122
Thereafter	888
Total	$1,582

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities consist of deferred revenue resulting from franchise fees paid by franchisees. We classify these liabilities within other current liabilities and other liabilities within our consolidated balance sheets based on the expected timing of revenue recognition associated with these liabilities. The following table reflects the change in contract liabilities between December 30, 2018 and June 30, 2019:

(in thousands)
Balance, December 30, 2018	$1,998
Revenue recognized	(416)
Balance, June 30, 2019	$1,582

(

(9)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of June 30, 2019, there were 132,713 shares available for grant pursuant to the 2015 Plan. For purposes of net income per share, there were approximately 193,000 and 430,000 stock options outstanding as of June 30, 2019 and July 1, 2018, respectively, which were not included in the computation of diluted net income per share because their impact was antidilutive. As of June 30, 2019, the total compensation cost related to unvested stock option awards was approximately $1.2 million which is expected to be recognized over a period of approximately 3.30 years.

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

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and six months ended June 30, 2019 and July 1, 2018, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Stock options	$81	$120	$141	$167
Restricted stock	59	—	82	—
	$140	$120	$223	$167

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at December 30, 2018	384	$7.43	6.7
Granted	157	4.26
Forfeited or expired	(23)	6.61
Options outstanding at June 30, 2019	518	$6.50	6.0

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at December 30, 2018	—	$—
Granted	189	5.00
Vested	(16)	5.00
Unvested at June 30, 2019	173	$5.00	3.6

	Six Months Ended
	June 30, 2019	July 1, 2018
Weighted-average fair value of options granted during the period	$2.33	$3.39
Expected life (in years)	5.5	6.1
Expected dividend	$—	$—
Expected stock volatility	50.31%	46.66%
Risk-free interest rate	2.5%	2.7%

(10)        Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of asset impairment, estimated lease termination and other closing costs for the three and six months ended June 30, 2019 and July 1, 2018. These costs are included in asset impairment, estimated lease termination and other closing costs in the consolidated statements of operations.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Asset impairments, net	$2	$2	$350	$152
Lease termination charges (income) and related costs	71	90	91	(343)
Restaurant closure expenses	24	124	63	303
Asset impairment, estimated lease termination charges and other closing costs	$97	$216	$504	$112

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

The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximates fair value based on current interest rates and short-term maturities. The carrying amount of accounts receivable approximates fair value due to the short-term nature of accounts receivable. The Company believes that the carrying amount of long-term debt approximates fair value due to the variable interest rate on the Company’s long-term debt, as well as that there has been no significant change in the credit risk or credit markets since origination.

The Company had no assets measured at fair value in its consolidated balance sheets as of June 30, 2019 and December 30, 2018, except for the assets recorded at fair value in conjunction with restaurant acquisitions.  See Note 12 - Restaurant Acquisition.

(12)        Restaurant Acquisition

On March 4, 2019, the Company completed the acquisition of the assets and operations of four Famous Dave's restaurants in Colorado (the “Colorado Restaurants”). The sellers of the Colorado Restaurants were Legendary BBQ, Inc., Quebec Square BBQ, Inc., Cornerstar BBQ, Inc., Razorback BBQ, Inc., and Larkridge BBQ, Inc.  Pursuant to the same purchase agreement as the acquisition of the Colorado Restaurants, on June 3, 2019, the Company completed the acquisition of the assets and operations of one Famous Dave's restaurant in Grand Junction, Colorado (the “Grand Junction Restaurant”). The seller of the Grand Junction Restaurant was Mesa Mall BBQ, Inc. The contract purchase price of the Colorado Restaurants and the Grand Junction Restaurant was approximately $4,100,000, exclusive of acquisition costs of approximately $174,000, which are reflected in general and administrative expenses, plus the assumption of the gift card liability associated with the restaurants. The Company also purchased inventory on hand as of the acquisition dates. Effective as of the closing date of the acquisitions, the franchise agreements for the Colorado Restaurants and the Grand Junction Restaurant were terminated and outstanding receivables were considered additions to the purchase price.

The Company provisionally allocated the purchase price of the Colorado Restaurants as of the end of the first quarter of fiscal 2019.  As a result of the completion of the acquisition of the Grand Junction Restaurant, the Company provisionally allocated the identifiable tangible and intangible assets associated with the Grand Junction Restaurant, which resulted in the reduction of goodwill of approximately $0.6 million. The Company expects to complete the purchase accounting for the Colorado Restaurant and the Grand Junction Restaurant in the third quarter of fiscal 2019.

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, these consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired and the liabilities assumed were provisionally recorded at estimated fair values based on information available.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the provisional allocation of assets acquired and liabilities assumed for the Colorado Restaurants and the Grand Junction Restaurant during the three and six months ended June 30, 2019:

(in thousands)
Assets acquired:
Cash and cash equivalents	$13
Inventory	176
Property, plant, equipment and leasehold improvements, net	3,139
Identifiable intangible assets, net	981
Total identifiable assets acquired	4,309
Liabilities assumed:	-
Gift card liability	(182)
Net assets acquired	4,127
Goodwill	373
Total consideration transferred	$4,500

The Company expects goodwill to be deductible for tax purposes, subject to amortization.

During the three months ended June 30, 2019, the Company completed several individually immaterial acquisitions of previously franchised Famous Dave’s restaurants.  The acquisitions were accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations include the results of these operations from the dates of the respective acquisitions. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information available.  Pursuant to these acquisitions, the Company incurred approximately $219,000 of acquisition costs, which are reflected in general and administrative expenses. As a result of the acquisition of previously franchised restaurants during the three months ended June 30, 2019, the Company entered into five leases with a current franchisee pursuant to the respective purchase agreement.

The following table presents the provisional allocation of assets acquired and liabilities assumed for the individually immaterial acquisitions during the three months ended June 30, 2019:

(in thousands)
Assets acquired:
Cash and cash equivalents	$13
Inventory	180
Property, plant, equipment and leasehold improvements, net	326
Identifiable intangible assets, net	86
Total identifiable assets acquired	605
Liabilities assumed:
Gift card liability	(68)
Net assets acquired	537
Gain on bargain purchase	(142)
Total consideration transferred	$395

Unaudited pro forma results of operations for the three month and six month periods ended June 30, 2019 and July 1, 2018, as if the Company had acquired majority ownership of all operations on January 1, 2018 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
(in thousands)
Pro forma revenues	$23,164	$23,508	$43,838	$44,432
Pro forma net income (loss)	$1,085	$1,870	$1,456	$3,278
Basic pro forma net income (loss) per share	$0.11	$0.21	$0.14	$0.40
Diluted pro forma net income (loss) per share	$0.11	$0.21	$0.14	$0.40

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

On November 1, 2017, the Company sold its Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, the Company remained the primary obligor of the lease. As of June 30, 2019, the amount of future lease payments for which the Company would be liable in the event of a default are approximately $484,000. An accrual related to the future lease obligation was not considered necessary as of June 30, 2019.

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

Because the Company will provide more than half of the subordinated financial support of Mercury and controls Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. There has been no material revenue or expenses related to Mercury during the six months ended June 30, 2019.

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

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines amounts received from related parties during the six months ended June 30, 2019, and July 1, 2018:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenues and NAF contributions - Anand Gala	$432	$412	$820	$794
Revenues and NAF contributions - Charles Davidson	84	83	161	158

The following table outlines accounts receivable from related parties as of June 30, 2019 and December 30, 2018:

(in thousands)	June 30, 2019	December 30, 2018
Accounts receivable, net - Anand Gala	$318	$271
Accounts receivable, net - Charles Davidson	41	44

(16)        Subsequent Events

The Company has evaluated for the occurrence of subsequent events through the issuance date of the Company’s consolidated financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements, except as noted below.

On July 10, 2019, Famous Dave’s Ribs, Inc., a wholly-owned subsidiary of the Company completed the acquisition of four franchised Famous Dave’s restaurants in the Arizona market (the “Arizona Purchased Restaurants”). The sellers of the Arizona Purchased Restaurants were Desert Ribs LLC, Famous Charlie LLC, Famous Freddie LLC, Famous Gracie LLC, and Famous George LLC (collectively referred to as the  “Seller”), which were franchisees of the Company.  The acquisition of the Arizona Purchased Restaurants was pursuant to the Purchase Agreement resulting from a stalking horse bid in the sale process conducted under Sections 363 and 365 of Chapter 11 of the U.S. Bankruptcy Code.  The purchase price of the Arizona Purchased Restaurants was approximately $1.6 million in cash and approximately $1.6 million for the assumption of gift card and other liabilities as specified in the Purchase Agreement, settlement of outstanding franchise billings, and fees related to debtor-in-possession financing.

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

Overview

Famous Dave’s of America, Inc. was incorporated as a Minnesota corporation in March 1994 and opened its first restaurant in Minneapolis in June 1995. The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the periods presented:

	Six Months Ended	Six Months Ended
	June 30, 2019	July 1, 2018
Company-owned restaurants:
Beginning of period	17	16
New	—	—
Repurchased by the Company	12	—
Closed	—	(1)
End of period	29	15
% of system	21%	10%
Franchise-operated restaurants:
Beginning of period	127	134
New	1	2
(Repurchased) by the Company	(12)	—
Closed	(9)	(1)
End of period	107	135
% of system	79%	90%
System end of period total	136	150

During the six months ended June 30, 2019, we opened one franchise-operated restaurants in Dubai, United Arab Emirates and a small-footprint concept in Tucson, Arizona.  We also repurchased twelve stores in the Colorado, Ohio, Wisconsin, Michigan, and Iowa markets.  See Note 12 – Restaurant Acquisition to the accompanying consolidated financial statements.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ending December 29, 2019 (fiscal 2019) and December 30, 2018 (fiscal 2018) are both 52 week fiscal years.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue, and licensing and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty and national advertising fund payments. Currently, our domestic area development fee consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements, the one time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant. Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Costs and Expenses

Restaurant costs and expenses include food and beverage costs; labor and benefits costs; and operating expenses, which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are restaurant management, operations, and catering support salaries, occupancy and insurance costs.

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

Results of Operations – the three and six months ended June 30, 2019 compared to the three and six months ended July 1, 2018.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Food and beverage costs(1)	31.5%	31.1%	31.9%	31.2%
Labor and benefits costs(1)	34.4%	33.8%	35.9%	35.1%
Operating expenses(1)	30.7%	29.1%	30.7%	30.7%
Restaurant level operating margin(1)(3)	3.4%	6.0%	1.5%	3.0%
Depreciation and amortization expenses(2)	2.4%	2.1%	2.2%	2.6%
General and administrative expenses(2)	11.3%	14.5%	13.9%	14.6%
Income from operations(2)	7.0%	13.7%	4.5%	12.6%
(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Reacquired and refranchised restaurants are removed from the same store net sales base until the new ownership has been in place for at least 12 months.  Same store net sales for Company-owned restaurants for the three and six months ended June 30, 2019 decreased 0.8% and increased 1.0% compared to the three and six months ended July 1, 2018, respectively. As of June 30, 2019 and July 1, 2018, there were 14 and 15 restaurants in the same store sales base, respectively.

Same store net sales for franchise-operated restaurants for the three and six months ended June 30, 2019 increased 0.5% and 0.3%, respectively compared to the three and six months ended July 1, 2018.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Total Revenue

Our components of and changes in revenue consisted of the following for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	$ Change	% Change
Revenue:
Restaurant sales, net	$16,898	$9,955	$6,943	69.7%
Franchise royalty and fee revenue	3,447	3,753	(306)	(8.2)%
Franchisee national advertising fund contributions	471	529	(58)	(11.0)%
Licensing and other revenue	312	301	11	3.7%
Total revenue	$21,128	$14,538	$6,590	45.3%

	Six Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	$ Change	% Change
Revenue:
Restaurant sales, net	$27,212	$18,668	$8,544	45.8%
Franchise royalty and fee revenue	6,651	7,161	(510)	(7.1)%
Franchisee national advertising fund contributions	880	998	(118)	(11.8)%
Licensing and other revenue	578	555	23	4.1%
Total revenue	$35,321	$27,382	$7,939	29.0%

Restaurant Sales, net

The increase in year-over-year restaurant sales, net for the three and six months ended June 30, 2019 was primarily a result of the acquisition of restaurants in the Michigan, Ohio, Wisconsin, Colorado, Indiana and Iowa markets as well as an increase in same-store sales.

On a weighted basis, for the three months ended June 30, 2019 compared to the three months ended July 1, 2018, Dine-In and Catering sales decreased by 2.7% and 0.3%, respectively, while To-Go same store net sales increased by 2.2% driven by third-party delivery sales.  The decline in the catering line of business for the comparable restaurant base was driven by the loss of a vending contract representing a 7.0% impact on same store net sales attributable to the catering line of business and 0.9% on total same store net sales.

On a weighted basis, for the six months ended June 30, 2019 compared to the six months ended July 1, 2018, Dine-In same store net sales decreased by 2.3%, while To-Go and Catering same store net sales increased by 3.1% and 0.1%, respectively, driven by third-party delivery sales.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Line of Business Summary

The following table summarizes the Company-owned restaurants by line of business for the three months ended June 30, 2019:

	Dine In	To Go	Catering	TOTAL
% of sales	51%	36%	13%	100%

Comparable sales %	-5.0%	6.8%	-2.4%	-0.8%
Comparable sales "contribution"	-2.7%	2.2%	-0.3%	-0.8%

Average party size	2.0	2.1	48.4	2.5
Per person average	$ 16.07	$ 13.60	$ 10.80	$ 14.50
Average check size	$ 33.80	$ 28.90	$ 520.70	$ 36.10

The following table summarizes the Company-owned restaurants by line of business for the six months ended June 30, 2019:

	Dine In	To Go	Catering	TOTAL
% of sales	52%	37%	10%	100%

Comparable sales %	-4.2%	9.1%	1.4%	1.0%
Comparable sales "contribution"	-2.3%	3.1%	0.1%	1.0%

Average party size	2.0	2.1	43.7	2.4
Per person average	$ 16.07	$ 13.40	$ 10.90	$ 14.50
Average check size	$ 33.80	$ 28.70	$ 475.70	$ 34.90

Franchise-Related Revenue, including national advertising fund contributions

Franchise-related same store net sales increased by 0.5% and 0.3%, respectively, for the three and six months ended June 30, 2019 compared to the three and six months ended July 1, 2018.  The increase year over year was primarily related to continued franchisee adoption of brand initiatives to drive traffic and awareness of the brand.

In fiscal 2018, we rolled out several initiatives, aimed at driving traffic and improving sales, to our Company-owned stores that are in various stages of implementation throughout our franchise system. Additionally, we continue to focus our resources on innovations to provide new avenues for our franchisees to improve their net sales and operating performance.

Licensing and Other Revenue

For the three months ended June 30, 2019, licensing and other revenue grew 3.7% to $312,000 compared to the same period of fiscal 2018.  For the six months ended June 30, 2019, licensing and other revenue was $578,000 as compared to $555,000 in fiscal 2018, an increase of 4.1%.  Licensing and other revenue is primarily related to royalties earned on the sale of Famous Dave’s branded sauces, rubs, and other consumer packaged goods.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales and Company-owned and franchise-operated operating weeks for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$51,919	$50,547	$49,735	$48,175
Company-Owned	51,748	50,242	48,339	45,964
Full-Service	54,268	54,336	51,019	49,448
Counter-Service	41,592	41,858	39,403	38,562

Operating Weeks:
Franchise-Operated	1,420	1,755	2,993	3,497
Company-Owned	327	198	563	406
(1)	AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	$ Change	% Change
Food and beverage costs	$5,325	$3,099	$2,226	71.8%

	Six Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	$ Change	% Change
Food and beverage costs	$8,685	$5,816	$2,869	49.3%

Food and beverage costs for the three months ended June 30, 2019 and July 1, 2018 represented approximately 31.5% and 31.1% of net restaurant sales, respectively. Food and beverage costs for the six months ended June 30, 2019 and July 1, 2018 represented approximately 31.9% and 31.2% of net restaurant sales, respectively. This year-over-year increase, as a percentage of net restaurant sales, was primarily driven by the acquisition of 14 restaurants over the past twelve months, which stores experienced higher food costs than our comparable stores.  We expect food costs for acquired stores to normalize throughout the remainder of fiscal 2019.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	$ Change	% Change
Labor and benefits costs	$5,819	$3,361	$2,458	73.1%

	Six Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	$ Change	% Change
Labor and benefits costs	$9,776	$6,557	$3,219	49.1%

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Labor and benefits costs for the three months ended June 30, 2019 and July 1, 2018 represented approximately 34.4% and 33.8% of net restaurant sales, respectively. Labor and benefits costs for the six months ended June 30, 2019 and July 1, 2018 represented approximately 35.9% and 35.1% of net restaurant sales, respectively. The year-over-year increase during the three and six months ended June 30, 2019, as a percentage of net restaurant sales, was primarily driven by the acquisitions of 14 restaurants over the past twelve months, which stores experienced higher labor and benefits than our comparable stores.  We expect labor and benefits for acquired stores to normalize throughout the remainder of fiscal 2019.

Operating Expenses

Our operating expenses consisted of the following for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	$ Change	% Change
Operating expenses	$5,187	$2,894	$2,293	79.2%

	Six Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	$ Change	% Change
Operating expenses	$8,356	$5,735	$2,621	45.7%

Operating expenses for the three months ended June 30, 2019 and July 1, 2018 represented approximately 30.7% and 29.1% of net restaurant sales, respectively. The primary drivers of the increase, as a percentage of net restaurant sales, were increased utilities, repairs and maintenance expense and other direct operating costs.

Operating expenses were flat for the six months ended June 30, 2019 and July 1, 2018 and represented approximately 30.7% of net restaurant sales for each period, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2019 and July 1, 2018 represented approximately 2.4% and 2.1% of total revenues, respectively. Depreciation and amortization expense for the six months ended June 30, 2019 and July 1, 2018 represented approximately 2.2% and 2.6% of total revenues, respectively.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	$ Change	% Change
General and administrative expenses	$2,377	$2,111	$266	12.6%

	Six Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	$ Change	% Change
General and administrative expenses	$4,894	$3,985	$909	22.8%

General and administrative expenses for the three months ended June 30, 2019 and July 1, 2018 represented approximately 11.3% and 14.5% of total revenues, respectively. General and administrative expenses for the six months ended June 30, 2019 and July 1, 2018 represented approximately 13.9% and 14.6% of total revenues, respectively. The increase to general and administrative expenses primarily related to one-time savings in the prior year that did not recur during the six months ended June 30, 2019 and acquisition costs.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Asset impairments, net	$2	$2	$350	$152
Lease termination charges (income) and related costs	71	90	91	(343)
Restaurant closure expenses	24	124	63	303
Asset impairment, estimated lease termination charges and other closing costs	$97	$216	$504	$112

During the six months ended June 30, 2019, we recognized an impairment charge on the lease right-of-use asset for a restaurant that is expected to close during fiscal 2019 of approximately $344,000.  Asset impairments, net are expenses incurred for other charges related to closing restaurants, as well as ongoing expenses incurred after a restaurant is fully closed.

Income Tax Expense

Income tax expense for the three months ended June 30, 2019 was approximately $182,000, or 14.9% of our pretax income. Income tax expense for the three months ended July 1, 2018 was approximately $420,000, or 23.2% of our pretax income. Income tax expense for the six months ended June 30, 2019 was approximately $199,000, or 15.1% of our pretax income. Income tax expense for the six months ended July 1, 2018 was approximately $741,000, or 23.7% of our pretax income.

Basic and Diluted Net Income (Loss) per Common Share

Net income for the three months ended June 30, 2019 was approximately $1.0 million, or $0.11 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the three months ended June 30, 2019 was approximately 9,093,000 and 9,278,000, respectively. Net income for the three months ended July 1, 2018 was approximately $1.4 million, or $0.16 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the three months ended July 1, 2018 was approximately 8,809,000 and 8,835,000, respectively.

Net income for the six months ended June 30, 2019 was approximately $1.1 million, or $0.12 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the six months ended June 30, 2019 was approximately 9,089,000 and 9,191,000, respectively. Net income for the six months ended July 1, 2018 was approximately $2.4 million, or $0.29 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the six months ended July 1, 2018 was approximately 8,108,000 and 8,131,000, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $8.2 million and $11.6 million as of June 30, 2019 and December 30, 2018, respectively. We used cash to purchase five stores in Colorado, six stores in the Michigan, Wisconsin, and Ohio markets, and one store in Iowa. We expect to utilize cash on hand to reinvest into our brand, including refreshing current corporate stores, repurchasing select franchisee owned stores, and developing a new concept. In July 2018, we made a loan in the original principal amount of $1.4 million to Mercury BBQ, LLC, the proceeds of which will be used for the build-out of a barbeque restaurant branded as Clark Crew BBQ.

On June 20, 2019 we entered into a loan agreement with our lender, Choice Financial Group. The loan agreement provides for a term loan in the principal amount of up to $24.0 million. The term loan has a maturity date of June 20, 2025. The first year of the term loan provides for payments of interest only, with the remaining five years requiring payments of interest and principal based on a 60 month amortization period. Interest will be payable in an amount equal to the Wall Street Journal Prime Rate, but in no circumstances will the rate of interest be less than 5.00%. The term loan may be prepaid, partially or in full, at any time and for no prepayment penalty.

Proceeds from the term loan were used to repay our previous real estate loan, dated December 2, 2016, which outstanding balance as of June 20, 2019 was approximately $2.6 million.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Also on June 20, 2019, we also entered into a revolving promissory note with our lender. The revolving promissory note provides for a revolving line of credit from our lender in the principal amount of up to $1.0 million. The revolving promissory note has a maturity date of December 2, 2019, which provides for monthly payments of interest only, with a balloon payment of the remaining outstanding balance and applicable interest due on the maturity date. Interest will be payable in an amount equal to the 30-day London Interbank Offer Rate (“LIBOR”) plus 325 basis points, but in no circumstances will the rate of interest be less than 3.75%. The revolving promissory note may be prepaid, partially or in full, at any time and for no prepayment penalty.  Proceeds from the revolving line of credit may be used at our discretion.

Our current ratio, which measures our immediate short-term liquidity, was 1.51 as of June 30, 2019, compared to 2.15 as of December 30, 2018.  The current ratio is computed by dividing total current assets by total current liabilities. The decrease in our current ratio was primarily due to increases in our current liabilities related to the current portion of lease liabilities and cash paid for the acquisitions in the Colorado, Michigan, Ohio, Wisconsin, and Iowa markets.

Net cash provided by operating activities for the six months ended June 30, 2019 was approximately $2.5 million, which reflects net income of approximately $1.1 million increased by non-cash charges of approximately $1.4 million. Changes in operating assets and liabilities for the six months ended June 30, 2019 primarily included cash inflows from increases in accounts payable of $321,000 and accrued and other liabilities of $480,000. These cash inflows were partially offset by cash outflows related to an increase in accounts receivable of $422,000 and an increase in other assets of $411,000.

Net cash provided by operating activities for the six months ended July 1, 2018 was approximately $1.0 million, reflecting net income of approximately $2.4 million decreased by non-cash charges of approximately $1.4 million. Changes in operating assets and liabilities included cash outflows from a decrease in accounts payable of $851,000 and a decrease in accrued and other liabilities of $1.3 million. These cash outflows were partially offset by a decrease in other assets of $716,000.

Net cash used for investing activities was approximately $5.6 million for the six months ended June 30, 2019, related to payments for acquired restaurants of $4.3 million, advances on notes receivable of $150,000 and the purchase of property, equipment and leasehold improvements of $1.2 million. Net cash provided by investing activities was $249,000 for the six months ended July 1, 2018, related to proceeds from the sale of assets of $1.2 million, partially offset by the purchases of property and equipment of $290,000 and advances on notes receivable of $648,000.

Net cash used for financing activities for the six months ended June 30, 2019 of $230,000, primarily related to the debt repayments of $176,000 and payments for debt issuance costs of $54,000.  Net cash used for financing activities for the six months ended July 1, 2018 of $131,000, primarily related to debt repayments of $5.8 million partially offset by proceeds from the sales of common stock of $5.1 million and the proceeds from exercise of stock options of $494,000.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of June 30, 2019, we were in compliance with all of our covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 – Nature of Business and Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2018. Except as disclosed in Note 1 “Basis of Presentation” to the accompanying notes to the consolidated financial statements, there have been no updates to our critical accounting policies.

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

The address of our website is http://www.famousdaves.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any Famous Dave’s shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at Famous Dave’s of America, Inc., 12701 Whitewater Drive, Suite 290, Minnetonka, MN 55343.

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

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

The information contained in Note 14 – Litigation of the notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A.RISK FACTORS.

The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2018, filed with the SEC on March 4, 2019, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K except as noted below.

Our business strategy of acquisitions may not achieve anticipated results.

We expect to continue to apply a business strategy that includes acquisition of stores from franchisees as the opportunity arises.  Many of the stores that we reacquired have experienced declining same store sales and elevated operating costs.  If we are unable to curtail the declining same store sales and reduce operating costs, we may not achieve our expected results from these acquisitions.  We may also seek to add new brands to our portfolio through acquisitions.  There can be no assurance that this business strategy of acquisitions will be suitable or will achieve favorable results.  Additionally, our strategic initiatives may subject us and our franchisees to new and additional risks.

Item 5.OTHER INFORMATION

None.

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

Item 6.EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

FAMOUS DAVE’S OF AMERICA, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMOUS DAVE’S OF AMERICA, INC.

(“Registrant”)

Dated: August 12, 2019	By:	/s/ Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 12, 2019		/s/ Paul M. Malazita
Paul M. Malazita
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)