Form 10-Q
period 2019-09-29
BBQ HOLDINGS, INC.
filed 2019-11-12
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-39053

BBQ HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

MMiMinsd
Minnesota	83-4222776
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

12701 Whitewater Drive, Suite 290 Minnetonka, MN	55343
Address of Principal Executive Offices	Zip Code

Registrant’s Telephone Number, Including Area Code (952) 294-1300

Securities registered pursuant to Section 12(b) of the Act:

DAVE
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BBQ	The Nasdaq Global Market

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

As of November 8, 2019, 9,273,905 shares of the registrant’s Common Stock were outstanding.

BBQ HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2019 AND DECEMBER 30, 2018

(in thousands, except per share data)
(Unaudited)

ASSETS
Current assets:	September 29, 2019	December 30, 2018
Cash and cash equivalents	$4,932	$11,598
Restricted cash	657	842
Accounts receivable, net of allowance for doubtful accounts of $101,000 and $192,000, respectively	3,597	4,300
Inventories	1,202	722
Prepaid income taxes and income taxes receivable	339	377
Prepaid expenses and other current assets	1,242	1,363
Assets held for sale	2,842	—
Total current assets	14,811	19,202

Property, equipment and leasehold improvements, net	17,816	10,385

Other assets:
Operating lease right-of-use assets	24,863	—
Goodwill	845	61
Intangible assets, net	3,056	1,428
Deferred tax asset, net	5,717	5,747
Other assets	1,766	1,533
	$68,874	$38,356

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,082	$3,765
Current portion of lease liabilities	3,920	—
Current portion of long-term debt and financing lease obligations	101	1,369
Accrued compensation and benefits	1,811	808
Other current liabilities	3,361	2,970
Total current liabilities	14,275	8,912

Long-term liabilities:
Lease liabilities, less current portion	26,478	—
Long-term debt, less current portion	2,471	2,411
Other liabilities	1,707	4,492
Total liabilities	44,931	15,815

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,274 and 9,085 shares issued and outstanding at September 29, 2019 and December 30, 2018, respectively	93	91
Additional paid-in capital	7,727	7,375
Retained earnings	16,190	15,075
Total shareholders’ equity	24,010	22,541
Non-controlling interest	(67)	—
Total equity	23,943	22,541
	$68,874	$38,356

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue:
Restaurant sales, net	$20,114	$9,903	$47,326	$28,571
Franchise royalty and fee revenue	2,909	3,462	9,560	10,623
Franchisee national advertising fund contributions	395	497	1,275	1,495
Licensing and other revenue	261	211	839	766
Total revenue	23,679	14,073	59,000	41,455

Costs and expenses:
Food and beverage costs	6,383	3,091	15,068	8,907
Labor and benefits costs	7,477	3,601	17,253	10,158
Operating expenses	6,133	3,011	14,489	8,746
Depreciation and amortization expenses	576	281	1,355	983
General and administrative expenses	2,653	1,937	7,547	5,922
National advertising fund expenses	395	497	1,275	1,495
Asset impairment, estimated lease termination charges and other closing costs, net	214	31	718	143
Pre-opening expenses	94	—	94	—
Net (gain) loss on disposal of property and bargain purchases	(28)	—	(174)	29
Total costs and expenses	23,897	12,449	57,625	36,383

(Loss) income from operations	(218)	1,624	1,375	5,072

Other income (expense):
Interest expense	(33)	(80)	(392)	(422)
Interest income	27	54	114	79
Total other expense	(6)	(26)	(278)	(343)

(Loss) income before income taxes	(224)	1,598	1,097	4,729

Income tax benefit (expense)	174	(196)	(25)	(937)

Net (loss) income	(50)	1,402	1,072	3,792
Less: Net loss attributable to non-controlling interest	67	—	67	—
Net income attributable to shareholders	$17	$1,402	$1,139	$3,792

Basic net (loss) income per share attributable to shareholders	$0.00	$0.15	$0.13	$0.45
Diluted net (loss) income per share attributable to shareholders	$0.00	$0.15	$0.12	$0.45
Weighted average shares outstanding - basic	9,105	9,090	9,095	8,435
Weighted average shares outstanding - diluted	9,279	9,111	9,193	8,459

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SEPTEMBER 29, 2019

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - December 30, 2018	9,085	$91	$7,375	$15,075	$22,541	$—	$22,541
Cumulative effect of change in accounting principle	—	—	—	(24)	(24)	—	(24)
Stock-based compensation	189	2	352	—	354	—	354
Net income	—	—	—	1,139	1,139	(67)	1,072
Balance - September 29, 2019	9,274	$93	$7,727	$16,190	$24,010	$(67)	$23,943

See accompanying notes to consolidated financial statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018

(in thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$1,072	$3,792
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,355	983
Stock-based compensation	354	225
Net (gain) loss on disposal of property and bargain purchases	(174)	29
Asset impairment and estimated lease termination charges (gain)	660	(257)
Bad debts recovery	(67)	(35)
Deferred income taxes	36	(185)
Other non-cash items	280	(391)
Changes in operating assets and liabilities:
Accounts receivable, net	(495)	(49)
Other assets	(580)	918
Accounts payable	1,371	(183)
Accrued and other liabilities	(356)	(1,023)
Cash flows provided by operating activities	3,456	3,824

Cash flows from investing activities:
Proceeds from the sale of assets	33	1,187
Purchases of property, equipment and leasehold improvements	(3,792)	(597)
Payments for acquired restaurants	(6,188)	(37)
Advances on notes receivable	(150)	(750)
Purchases of held to maturity securities	—	(6,995)
Payments received on note receivable	20	—
Cash flows used for investing activities	(10,077)	(7,192)

Cash flows from financing activities:
Payments for debt issuance costs	(54)	—
Payments on long-term debt and financing lease obligations	(176)	(6,625)
Proceeds from sale of common stock, net of offering costs	—	5,120
Proceeds from exercise of stock options	—	520
Cash flows used for financing activities	(230)	(985)

Decrease in cash, cash equivalents and restricted cash	(6,851)	(4,353)
Cash, cash equivalents and restricted cash, beginning of period	12,440	10,426
Cash, cash equivalents and restricted cash, end of period	$5,589	$6,073

Supplemental Disclosures
Cash paid for interest, net	$275	$271
Cash paid for income taxes, net	—	6

Non-cash investing and financing activities:
(Decrease) Increase in accrued property and equipment purchases	(39)	23
Gift card liability assumed pursuant to acquisitions	705	—
Inventory acquired pursuant to acquisitions	103	—
Accounts receivable settled through acquisitions	993	—

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

On September 17, 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”).  As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries.  BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994.  The Company develops, owns, operates and franchises restaurants under the name "Famous Dave’s” and “Clark Crew BBQ." As of September 29, 2019, there were 128 Famous Dave’s restaurants operating in 32 states, Canada, and the United Arab Emirates, including 32 Company-owned restaurants and 96 franchise-operated restaurants.  The first Clark Crew BBQ restaurant is under development in Oklahoma City, Oklahoma.

These consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited consolidated financial statements represent the consolidated financial statements of the Company and its subsidiaries as of September 29, 2019 and December 30, 2018, and for the three and nine months ended September 29, 2019 and September 30, 2018. The information furnished in these consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in FDA’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018 as filed with the SEC on March 4, 2019.

Due to the seasonality of the Company’s business, revenue and operating results for the three and nine months ended September 29, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net income (loss) for any of the periods presented.

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $5.7 million for each of the periods ended September 29, 2019 and December 30, 2018, respectively. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of September 29, 2019, the Company concluded that the DTA is fully realizable and that no further valuation allowance was necessary; however, the Company will continue to evaluate the DTA on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Effective tax rate	77.7%	12.3%	2.3%	19.8%

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash and marketing fund

The Company has a system-wide marketing development fund, to which most Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales for use in public relations and marketing development efforts. The assets held by this fund are considered to be restricted. Accordingly, the Company reflects the cash related to this fund within restricted cash and reflects the liability within accounts payable on the Company’s consolidated balance sheets. The Company had approximately $657,000 and $700,000 in this fund as of September 29, 2019 and December 30, 2018, respectively.

In conjunction with the Company’s credit agreements, the Company was previously required to deposit amounts for undrawn letters of credit in cash collateral accounts. The Company had approximately $143,000 in restricted cash as of December 30, 2018, related to these undrawn letters of credit.

Assets Held for Sale

As of September 29, 2019, the Company had assets held for sale of approximately $2.8 million related to an owned property for which the Company entered into an agreement to sell the property for a contract purchase price of $3.6 million.

Concentrations of Credit Risk

As of September 29, 2019, the Company had an outstanding receivable from one franchisee of approximately $531,000.

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

A reconciliation of the Company’s intangible assets as of September 29, 2019 and December 30, 2018, respectively, are presented in the table below:

(in thousands)	September 29, 2019	December 30, 2018
Lease interest assets, net	739	768
Reacquired franchise rights, net	1,892	25
Liquor licenses	425	635
Intangible assets, net	$3,056	$1,428

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the projected future amortization of reacquired franchise rights, net and lease interest assets for the next five years, as of September 29, 2019:

(in thousands)	Reacquired Franchise Rights, net	Lease Interest Assets
Fiscal 2019	$104	$9
Fiscal 2020	418	36
Fiscal 2021	418	36
Fiscal 2022	418	36
Fiscal 2023	253	36
Thereafter	281	586
	$1,892	$739

(3)          Long-Term Debt and Financing Lease Obligations

Long-term debt

Long-term debt consisted of the following at:

(in thousands)	September 29, 2019	December 30, 2018
Term Loan	$2,624	$—
Real Estate Loan	—	2,705
Less: deferred financing costs	(52)	(131)
Less: current portion of long-term debt	(101)	(163)
Long-term debt, less current portion	$2,471	$2,411

The weighted-average interest rate of long-term debt outstanding as of September 29, 2019 and December 30, 2018 was 5.31% and 4.41%, respectively.

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

Proceeds from the loan were used to repay the Company’s previous real estate loan, dated December 2, 2016, which had an outstanding balance as of the Effective Date of approximately $2.6 million. The remainder of the First Note may be drawn upon during the Draw Period, provided that there are no uncured events of default.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is subject to various financial and non-financial covenants on its long-term debt, including a debt-service coverage ratio. As of September 29, 2019, the Company was compliant with all of its covenants.

Financing Lease Obligation

The Company repaid its financing lease obligation during the nine months ended September 29, 2019.

(4)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	September 29, 2019	December 30, 2018
Prepaid expenses and deferred costs	$1,043	$767
Prepaid insurance	199	596
Prepaid expenses and other assets	$1,242	$1,363

(5)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	September 29, 2019	December 30, 2018
Gift cards payable	$1,525	$1,035
Accrued expenses	1,161	1,238
Asset retirement obligations and lease reserves	6	161
Sales tax payable	518	274
State income tax payable	—	16
Deferred franchise fees	151	207
Accrued property and equipment purchases	—	39
Other current liabilities	$3,361	$2,970

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)         Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	September 29, 2019	December 30, 2018
Lease interest liabilities and deferred rent	$3	$1,792
Deferred franchise fees	1,219	1,791
Miscellaneous other liabilities	270	436
Asset retirement obligations	3	16
Accrual for uncertain tax position	6	10
Long-term lease reserve	—	254
Long-term deferred compensation	206	193
Other liabilities	$1,707	$4,492

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

Lease terms for Company-owned stores generally range from 5-20 years with one or more five-year renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent. The Company has elected the short term lease exemption for certain qualifying leases with lease terms of twelve months or less and, accordingly, did not record right-of-use assets and lease liabilities.  These leases with initial terms of less than 12 months are recorded directly to occupancy expense on a straight-line basis over the term of the lease. Additionally, the Company has decided to utilize the package of practical expedients and the practical expedient to not reassess certain land easements. The Company has decided not to utilize the practical expedient to use hindsight. Certain of the Company’s leases also provide for variable lease payments in the form of percentage rent, in which additional rent is calculated as a percentage of sales in excess of a base amount, and not included in the calculation of the operating lease liability or ROU asset. The Company's leases have remaining lease terms of 0.90 to 20.33 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Economic performance of a store is the primary factor used to estimate whether an option to extend a lease term will be exercised or not.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense for the period presented is as follows:

Nine Months Ended
(in thousands)	September 29, 2019
Operating lease cost	$2,879
Short-term lease cost	68
Variable lease cost	31
Sublease income	(207)
Total lease cost	$2,771

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases for the period presented is as follows:

Nine Months Ended
(in thousands)	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,125
Right-of-use assets obtained in exchange for new operating lease liabilities	18,887
Weighted-average remaining lease term of operating leases (in years)	9.24
Weighted-average discount rate of operating leases	5.49%

The maturities of the Company’s lease liabilities as of September 29, 2019 is as follows (in thousands):

2019	$1,327
2020	5,288
2021	5,173
2022	4,879
2023	4,012
Thereafter	17,967
Total future minimum payments	38,646
Less imputed interest	(8,248)
Total lease liability	$30,398

As of September 29, 2019, the Company had one operating lease that had not commenced for a new restaurant site in Oklahoma City, Oklahoma. The lease has a 15-year term with two five-year renewal options.

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

The Company defers revenue associated with the estimated selling price of reward points, which we refer to as Bones, earned pursuant to the Company’s loyalty program and establishes a corresponding liability. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed Bones. When a Guest redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the deferred revenue. Deferred revenue associated with the Company’s loyalty program was not material as of September 29, 2019 and December 30, 2018.

The Company’s revenue is generally disaggregated within the consolidated statements of operations.  Gift card breakage revenue was not material to the Company’s consolidated financial statements. The Company recognized revenue related to gift cards of approximately $208,000 and $369,000 during the three and nine months ended September 29, 2019, respectively, which is reflected in the restaurant sales, net, line item of its consolidated statements of operations. Gift cards payable of approximately $1.5 million is expected to be recognized as revenue over the next 12 months.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of September 29, 2019:

(in thousands)
Fiscal Year
2019	$38
2020	139
2021	121
2022	117
2023	108
Thereafter	848
Total	$1,371

Contract liabilities consist of deferred revenue resulting from franchise fees paid by franchisees. We classify these liabilities within other current liabilities and other liabilities within our consolidated balance sheets based on the expected timing of revenue recognition associated with these liabilities. The following table reflects the change in contract liabilities between December 30, 2018 and September 29, 2019:

(in thousands)
Balance, December 30, 2018	$1,998
Revenue recognized	(627)
Balance, September 29, 2019	$1,371

(

(9)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was assumed by the Company, pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.” The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of September 29, 2019, there were 105,001 shares available for grant pursuant to the 2015 Plan. For purposes of net income per share, there were approximately 214,000 and 103,000 stock options outstanding as of September 29, 2019 and September 30, 2018, respectively, which were not included in the computation of diluted net income per share because their impact was antidilutive. As of September 29, 2019, the total compensation cost related to unvested stock option awards was approximately $1.3 million which is expected to be recognized over a period of approximately 3.17 years.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and nine months ended September 29, 2019 and September 30, 2018, respectively, as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Stock options	$72	$58	$213	$225
Restricted stock	59	—	141	—
	$131	$58	$354	$225

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at December 30, 2018	384	$7.43	6.7
Granted	187	4.28
Forfeited or expired	(25)	6.72
Options outstanding at September 29, 2019	546	$6.38	5.6

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at December 30, 2018	—	$—
Granted	189	5.00
Vested	(28)	5.00
Unvested at September 29, 2019	161	$5.00	3.4

	Nine Months Ended
	September 29, 2019	September 30, 2018
Weighted-average fair value of options granted during the period	$1.75	$3.73
Expected life (in years)	3.9	6.2
Expected dividend	$—	$—
Expected stock volatility	51.38%	45.94%
Risk-free interest rate	1.9%	2.9%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)        Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of asset impairment, estimated lease termination and other closing costs for the three and nine months ended September 29, 2019 and September 30, 2018. These costs are included in asset impairment, estimated lease termination and other closing costs in the consolidated statements of operations.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Asset impairments, net	$129	$21	$479	$173
Lease termination charges (income) and related costs	65	(11)	156	(354)
Restaurant closure expenses	20	21	83	324
Asset impairment, estimated lease termination charges and other closing costs	$214	$31	$718	$143

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

The Company had no assets measured at fair value in its consolidated balance sheets as of September 29, 2019 and December 30, 2018, except for the assets recorded at fair value in conjunction with restaurant acquisitions.  See Note 12 – Restaurant Acquisition.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)        Restaurant Acquisition

On July 10, 2019, the Company completed the acquisition of the assets and operations of four Famous Dave's restaurants in Arizona (the “Arizona Restaurants”). The sellers of the Arizona Restaurants were Desert Ribs LLC, Famous Charlie LLC, Famous Freddie LLC, Famous Gracie LLC, and Famous George LLC, which were franchisees of the Company.  The acquisition of the Arizona Restaurants was pursuant to the Purchase Agreement, as filed on June 26, 2019, resulting from a stalking horse bid in the sale process conducted under Sections 363 and 365 of Chapter 11 of the U.S. Bankruptcy Code.  The purchase price of the Arizona Restaurants was approximately $1.6 million in cash and approximately $1.4 million for the assumption of gift card and other liabilities as specified in the Purchase Agreement, settlement of outstanding franchise billings, and fees related to debtor-in-possession financing.  The Company incurred acquisition costs of approximately $166,000, which are reflected in general administrative expenses, associated with the purchase of the Arizona Restaurants. Effective as of the closing date of the acquisition, the franchise agreements for the Arizona Restaurants were terminated and outstanding receivables were considered additions to the purchase price.

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, these consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired and the liabilities assumed were provisionally recorded at estimated fair values based on information available.

The following table presents the provisional allocation of assets acquired and liabilities assumed for the Arizona Restaurants during the three months ended September 29, 2019:

(in thousands)
Assets acquired:
Cash and cash equivalents	$12
Inventory	103
Property, plant, equipment and leasehold improvements, net	5,177
Lease right-of-use asset, net of unfavorable lease value	731
Total identifiable assets acquired	6,023
Liabilities assumed:
Gift card liability	(428)
Lease liability	(2,992)
Net assets acquired	2,603
Goodwill	415
Total consideration transferred	$3,018

The Company expects goodwill to be deductible for tax purposes, subject to amortization.

On March 4, 2019, the Company completed the acquisition of the assets and operations of four Famous Dave's restaurants in Colorado (the “Colorado Restaurants”). The sellers of the Colorado Restaurants were Legendary BBQ, Inc., Quebec Square BBQ, Inc., Cornerstar BBQ, Inc., Razorback BBQ, Inc., and Larkridge BBQ, Inc.  Pursuant to the same purchase agreement as the acquisition of the Colorado Restaurants, on June 3, 2019, the Company completed the acquisition of the assets and operations of one Famous Dave's restaurant in Grand Junction, Colorado (the “Grand Junction Restaurant”). The seller of the Grand Junction Restaurant was Mesa Mall BBQ, Inc. The contract purchase price of the Colorado Restaurants and the Grand Junction Restaurant was approximately $4,100,000, exclusive of acquisition costs of approximately $209,000, which are reflected in general and administrative expenses, plus the assumption of the gift card liability associated with the restaurants. Accounts receivable amounts owed to the Company reduced the cash required to be paid for the purchase price.  The Company also purchased inventory on hand as of the acquisition dates. Effective as of the closing date of the acquisitions, the franchise agreements for the Colorado Restaurants and the Grand Junction Restaurant were terminated.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, these consolidated statements of operations include the results of these operations from the date of acquisition.

The following table presents the provisional allocation of assets acquired and liabilities assumed for the Colorado Restaurants and the Grand Junction Restaurant during the nine months ended September 29, 2019:

(in thousands)
Assets acquired:
Cash and cash equivalents	$13
Inventory	176
Property, plant, equipment and leasehold improvements, net	3,139
Lease right-of-use asset, net of unfavorable lease value	6,729
Identifiable intangible assets, net	1,368
Total identifiable assets acquired	11,425
Liabilities assumed:
Gift card liability	(182)
Lease liability	(7,116)
Net assets acquired	4,127
Goodwill	373
Total consideration transferred	$4,500

The Company expects goodwill to be deductible for tax purposes, subject to amortization.

During the nine months ended September 29, 2019, the Company completed several individually immaterial acquisitions of previously franchised Famous Dave’s restaurants.  The acquisitions were accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations include the results of these operations from the dates of the respective acquisitions. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information available.  Pursuant to these acquisitions, the Company incurred approximately $244,000 of acquisition costs, which are reflected in general and administrative expenses. As a result of the acquisition of previously franchised restaurants during the nine months ended September 29, 2019, the Company entered into five leases with a current franchisee pursuant to the respective purchase agreements.

The following table presents the provisional allocation of assets acquired and liabilities assumed for the individually immaterial acquisitions during the nine months ended September 29, 2019:

(in thousands)
Assets acquired:
Cash and cash equivalents	$15
Inventory	202
Property, plant, equipment and leasehold improvements, net	362
Lease right-of-use asset, net of unfavorable lease value	6,109
Identifiable intangible assets, net	728
Total identifiable assets acquired	7,416
Liabilities assumed:
Gift card liability	(71)
Lease liability	(6,715)
Net assets acquired	630
Gain on bargain purchase	(178)
Total consideration transferred	$452

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma results of operations for the three month and nine month periods ended September 29, 2019 and September 30, 2018, as if the Company had acquired majority ownership of all operations on January 1, 2018 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
(in thousands)
Pro forma revenues	$24,135	$25,630	$75,778	$77,565
Pro forma net income (loss)	$(195)	$2,014	$1,632	$5,666
Basic pro forma net income (loss) per share	$(0.02)	$0.22	$0.19	$0.67
Diluted pro forma net income (loss) per share	$(0.02)	$0.22	$0.19	$0.67

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

On November 1, 2017, the Company sold its Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, the Company remained the primary obligor of the lease. As of September 29, 2019, the amount of future lease payments for which the Company would be liable in the event of a default are approximately $439,000. An accrual related to the future lease obligation was not considered necessary as of September 29, 2019.

On July 18, 2018, the Company and Clark Championship Products LLC (“Clark”), an entity owned by Travis Clark, became members of Mercury BBQ LLC (“Mercury”) for the purposes of building out and operating the inaugural Clark Crew BBQ restaurant in Oklahoma City, Oklahoma (the “Restaurant”). Clark will own 80% of the units outstanding of Mercury and the Company will own 20% of the units outstanding of Mercury. Mercury shall be governed by three managers, two of which will be appointed by the Company and one of which will be appointed by Clark. Also on July 18, 2018, the Company entered into a secured promissory note in the amount of $1.4 million (the “Loan”) with Mercury, the proceeds of which are required to be used for the build out of the Restaurant. The Loan bears interest at a rate of 10% per annum and requires payments of 100% of the excess monthly cash flows until the Loan and all interest accrued thereon is repaid. The Loan requires a balloon payment of unpaid principal and accrued interest on July 15, 2023 and may be prepaid at any time. Also on July 18, 2018, the Company and Clark entered into an intellectual property license agreement (the “License Agreement”) pursuant to which Clark granted to the Company an exclusive license to use and sublicense the patents, trademarks, trade names, service marks, logos and designs related to Clark Crew BBQ restaurants and products. The term of the License Agreement is indefinite and may only be terminated by mutual written consent, unless the Company breaches the License Agreement.  In October 2019, the Company and Clark agreed to increase the amount of the Loan to $2.5 million, reduce the interest rate to 8% and extend the maturity date of the Loan to 2025.

Because the Company will provide more than half of the subordinated financial support of Mercury and controls Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. The Company has incurred expenses of $84,000 related to Mercury during the nine months ended September 29, 2019, of which $67,000 was allocated to non-controlling interest.  As of September 29, 2019, Mercury had assets of $1.6 million, which primarily consists of fixed assets.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table outlines amounts received from related parties during the nine months ended September 29, 2019, and September 30, 2018:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenues and NAF contributions - Anand Gala	$388	$368	$1,208	$1,162
Revenues and NAF contributions - Charles Davidson	81	77	242	235

The following table outlines accounts receivable from related parties as of September 29, 2019 and December 30, 2018:

(in thousands)	September 29, 2019	December 30, 2018
Accounts receivable, net - Anand Gala	$152	$271
Accounts receivable, net - Charles Davidson	37	44

(16)        Subsequent Events

The Company has evaluated for the occurrence of subsequent events through the issuance date of the Company’s consolidated financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements, except as noted below.

In October 2019, the Company and Clark agreed to modify the amount of the Loan to $2.5 million, reduce the interest rate to 8% and extend the maturity date of the Loan to 2025.  Also in October 2019, Clark and BBQ Oklahoma, Inc., a wholly owned subsidiary of the Company, formed a new entity, Mercury BBQ Products, LLC (“BBQ Products”), in which Clark owns 51% and BBQ Oklahoma owns 49% of the outstanding units.  For its units, BBQ Oklahoma contributed $100,000 and provided a line of credit up to $500,000 to fund the business.  Clark contributed certain intellectual properties for its units.  In exchange for a payment of $100,000 from BBQ Products, Clark and BBQ Products entered into an exclusive Intellectual Property License Agreement, dated October 16, 2019, whereby Clark grants BBQ Products the right to use and sublicense sauces, seasonings, trademarks, trade name, service marks, logos and related to Clark Crew BBQ restaurants with respect to consumer packaged goods.

On October 29, 2019, we drew $4.3 million on the First Note.  As of November 12, 2019, the balance on the First Note was $6.8 million.

In October 2019, FDA, entered into an agreement with Midwest BBQ Ventures, LLC and its wholly owned subsidiaries (“Midwest BBQ and Subsidiaries”) to collect on outstanding receivables owed by Midwest BBQ and Subsidiaries to FDA which is secured by a mortgage in favor of FDA to certain real property owned by FDKC Speedway LLC.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On September 17, 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc.  BBQ Holdings, Inc. was incorporated in Minnesota on March 29, 2019 under the laws of the State of Minnesota, while Famous Dave’s of America, Inc. was incorporated in Minnesota on March 14, 1994.

The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the periods presented:

	Famous Dave's
	Nine Months Ended	Nine Months Ended
	September 29, 2019	September 30, 2018
Company-owned restaurants:
Beginning of period	17	16
New	—	—
Repurchased by the Company	17	1
Closed	(2)	(1)
End of period	32	16
% of system	25%	11%
Franchise-operated restaurants:
Beginning of period	127	134
New	2	2
(Repurchased) by the Company	(17)	(1)
Closed	(16)	(4)
End of period	96	131
% of system	75%	89%
System end of period total	128	147

During the nine months ended September 29, 2019, we opened one franchise-operated restaurant in Dubai, United Arab Emirates and a small-footprint concept in Tucson, Arizona.  We also repurchased 17 stores in the Colorado, Ohio, Wisconsin, Michigan, Iowa, Kentucky and Arizona markets.  See Note 12 – Restaurant Acquisition to the accompanying consolidated financial statements.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

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

Results of Operations – the three and nine months ended September 29, 2019 compared to the three and nine months ended September 30, 2018.

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

The following table presents items in our unaudited consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Food and beverage costs(1)	31.7%	31.2%	31.8%	31.2%
Labor and benefits costs(1)	37.2%	36.4%	36.5%	35.6%
Operating expenses(1)	30.5%	30.4%	30.6%	30.6%
Restaurant level operating margin(1)(3)	0.6%	2.0%	1.1%	2.7%
Depreciation and amortization expenses(2)	2.4%	2.0%	2.3%	2.4%
General and administrative expenses(2)	11.2%	13.8%	12.8%	14.3%
Income from operations(2)	(0.9)%	11.5%	2.3%	12.2%
(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Reacquired and refranchised restaurants are removed from the same store net sales base until the new ownership has been in place for at least 12 months.  Same store net sales for Company-owned restaurants for the three and nine months ended September 29, 2019 increased 0.4% and 1.0% compared to the three and nine months ended September 30, 2018, respectively. As of September 29, 2019 and September 30, 2018, there were 14 and 15 restaurants in the same store sales base, respectively.

Same store net sales for franchise-operated restaurants for the three and nine months ended September 29, 2019 increased 2.1% and 1.2% compared to the three and nine months ended September 30, 2018, respectively.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Total Revenue

Our components of and changes in revenue consisted of the following for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	$ Change	% Change
Revenue:
Restaurant sales, net	$20,114	$9,903	$10,211	103.1%
Franchise royalty and fee revenue	2,909	3,462	(553)	(16.0)%
Franchisee national advertising fund contributions	395	497	(102)	(20.5)%
Licensing and other revenue	261	211	50	23.7%
Total revenue	$23,679	$14,073	$9,606	68.3%

	Nine Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	$ Change	% Change
Revenue:
Restaurant sales, net	$47,326	$28,571	$18,755	65.6%
Franchise royalty and fee revenue	9,560	10,623	(1,063)	(10.0)%
Franchisee national advertising fund contributions	1,275	1,495	(220)	(14.7)%
Licensing and other revenue	839	766	73	9.5%
Total revenue	$59,000	$41,455	$17,545	42.3%

Restaurant Sales, net

The increase in year-over-year restaurant sales, net for the three and nine months ended September 29, 2019 was primarily a result of the acquisition of restaurants in the Michigan, Ohio, Wisconsin, Colorado, Indiana, Iowa, Kentucky and Arizona markets as well as an increase in same-store sales.

On a weighted basis, for the three months ended September 29, 2019 compared to the three months ended September 30, 2018, Dine-In sales decreased by 3.3%, while Catering and To-Go same store net sales increased by 2.2% and 1.5%, respectively, driven by third-party delivery sales and catering events.  On a weighted basis, for the nine months ended September 29, 2019 compared to the nine months ended September 30, 2018, Dine-In same store net sales decreased by 2.5%, while To-Go and Catering same store net sales increased by 2.4% and 1.1%, respectively. The increase in the Catering line of business for the comparable restaurant base was driven by a concentrated effort to increase sales in this area and To-Go is driven by third-party delivery sales and marketing efforts aimed at increasing traffic.

Line of Business Summary

The following table summarizes the Company-owned restaurants by line of business for the three months ended September 29, 2019:

	Dine In	To Go	Catering	TOTAL
% of sales	47%	33%	20%	100%

Comparable sales %	-6.7%	4.7%	12.7%	0.4%
Comparable sales "contribution"	-3.3%	1.5%	2.2%	0.4%

Average party size	2.0	2.1	58.5	2.7
Per person average	$ 16.40	$ 13.80	$ 11.00	$ 14.10
Average check size	$ 32.80	$ 29.00	$ 642.00	$ 38.20

BBQ HOLDINGS, INC. AND SUBSIDIARIES

The following table summarizes the Company-owned restaurants by line of business for the nine months ended September 29, 2019:

	Dine In	To Go	Catering	TOTAL
% of sales	50%	36%	14%	100%

Comparable sales %	-4.8%	7.1%	8.4%	1.0%
Comparable sales "contribution"	-2.5%	2.4%	1.1%	1.0%

Average party size	2.0	2.1	50.2	2.5
Per person average	$ 16.50	$ 13.50	$ 10.90	$ 14.30
Average check size	$ 33.20	$ 28.80	$ 545.10	$ 35.80

Franchise-Related Revenue, including national advertising fund contributions

Franchise-related same store net sales increased by 2.1% and 1.2%, respectively, for the three and nine months ended September 29, 2019 compared to the three and nine months ended September 30, 2018.  The increase year over year was primarily related to continued franchisee adoption of brand initiatives to drive traffic and awareness of the brand as well as the closures of underperforming franchise stores.

In fiscal 2018, we rolled out several initiatives, aimed at driving traffic and improving sales, to our Company-owned stores that are in various stages of implementation throughout our franchise system. Additionally, we continue to focus our resources on innovations to provide new avenues for our franchisees to improve their net sales and operating performance.

Licensing and Other Revenue

For the three months ended September 29, 2019, licensing and other revenue grew 23.7% to $261,000 compared to the same period of fiscal 2018.  For the nine months ended September 29, 2019, licensing and other revenue was $839,000 as compared to $766,000 in fiscal 2018, an increase of 9.5%.  Licensing and other revenue is primarily related to royalties earned on the sale of Famous Dave’s branded sauces, rubs, and other consumer packaged goods.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales and Company-owned and franchise-operated operating weeks for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$49,444	$46,724	$49,909	$47,692
Company-Owned	48,511	48,813	48,412	46,913
Full-Service	49,717	52,530	50,437	50,475
Counter-Service	42,015	40,929	40,273	39,351

Operating Weeks:
Franchise-Operated	1,281	1,743	4,274	5,240
Company-Owned	415	203	979	609
(1)	AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	$ Change	% Change
Food and beverage costs	$6,383	$3,091	$3,292	106.5%

	Nine Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	$ Change	% Change
Food and beverage costs	$15,068	$8,907	$6,161	69.2%

Food and beverage costs for the three months ended September 29, 2019 and September 30, 2018 represented approximately 31.7% and 31.2% of net restaurant sales, respectively. Food and beverage costs for the nine months ended September 29, 2019 and September 30, 2018 represented approximately 31.8% and 31.2% of net restaurant sales, respectively. This year-over-year increase, as a percentage of net restaurant sales, was primarily driven by the acquisition of 18 restaurants over the past twelve months, which stores experienced higher food costs than our comparable stores.  Acquired stores in Michigan, Wisconsin, and Ohio were the main driver of our elevated food and beverage costs during the three and nine months ended September 29, 2019.  Each of these items have been identified and are being addressed by management, and the company anticipates that actions taken and being implemented will result in margins recovering to more normalized levels in the coming quarters.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	$ Change	% Change
Labor and benefits costs	$7,477	$3,601	$3,876	107.6%

	Nine Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	$ Change	% Change
Labor and benefits costs	$17,253	$10,158	$7,095	69.8%

Labor and benefits costs for the three months ended September 29, 2019 and September 30, 2018 represented approximately 37.2% and 36.4% of net restaurant sales, respectively. Labor and benefits costs for the nine months ended September 29, 2019 and September 30, 2018 represented approximately 36.5% and 35.6% of net restaurant sales, respectively. The year-over-year increase during the three and nine months ended September 29, 2019, as a percentage of net restaurant sales, was primarily driven by the acquisitions of 18 restaurants over the past twelve months, which stores experienced higher labor and benefits than our comparable stores.  Acquired stores in Michigan, Wisconsin, and Ohio were the main driver of our elevated labor and benefits costs during the three and nine months ended September 29, 2019.  Each of these items have been identified and are being addressed by management, and the company anticipates that actions taken and being implemented will result in margins recovering to more normalized levels in the coming quarters.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Operating Expenses

Our operating expenses consisted of the following for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	$ Change	% Change
Operating expenses	$6,133	$3,011	$3,122	103.7%

	Nine Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	$ Change	% Change
Operating expenses	$14,489	$8,746	$5,743	65.7%

Operating expenses for the three months ended September 29, 2019 and September 30, 2018 represented approximately 30.5% and 30.4% of net restaurant sales, respectively. Operating expenses for the nine months ended September 29, 2019 and September 30, 2018 and represented approximately 30.6% and 30.6% and of net restaurant sales for each period, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 29, 2019 and September 30, 2018 represented approximately 2.4% and 2.0% of total revenues, respectively. Depreciation and amortization expense for the nine months ended September 29, 2019 and September 30, 2018 represented approximately 2.3% and 2.4% of total revenues, respectively.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	$ Change	% Change
General and administrative expenses	$2,653	$1,937	$716	37.0%

	Nine Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	$ Change	% Change
General and administrative expenses	$7,547	$5,922	$1,625	27.4%

General and administrative expenses for the three months ended September 29, 2019 and September 30, 2018 represented approximately 11.2% and 13.8% of total revenues, respectively. General and administrative expenses for the nine months ended September 29, 2019 and September 30, 2018 represented approximately 12.8% and 14.3% of total revenues, respectively. The increase to general and administrative expenses primarily related savings in the prior year that did not recur during the three and nine month periods ended September 29, 2019 and acquisition costs.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Asset impairments, net	$129	$21	$479	$173
Lease termination charges (income) and related costs	65	(11)	156	(354)
Restaurant closure expenses	20	21	83	324
Asset impairment, estimated lease termination charges and other closing costs	$214	$31	$718	$143

During the nine months ended September 29, 2019, we recognized an impairment charge on the lease right-of-use asset for a restaurant that is expected to close during fiscal 2019 of approximately $344,000.  Asset impairments, net are expenses incurred for other charges related to closing restaurants, as well as ongoing expenses incurred after a restaurant is fully closed.  In the third quarter of fiscal 2019, we closed two restaurants.

Income Tax Expense

Income tax benefit for the three months ended September 29, 2019 was approximately $174,000, or 77.7% of our pretax loss. Income tax expense for the three months ended September 30, 2018 was approximately $196,000, or 12.3% of our pretax income. Income tax expense for the nine months ended September 29, 2019 was approximately $25,000, or 2.3% of our pretax income. Income tax expense for the nine months ended September 30, 2018 was approximately $937,000, or 19.8% of our pretax income.

Basic and Diluted Net Income (Loss) per Common Share Attributable to Shareholders

Net income attributable to shareholders for the three months ended September 29, 2019 was approximately $17,000, or $0.00 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the three months ended September 29, 2019 were approximately 9,105,000 and 9,279,000, respectively. Net income for the three months ended September 30, 2018 was approximately $1.4 million, or $0.15 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the three months ended September 30, 2018 was approximately 9,090,000 and 9,111,000, respectively.

Net income attributable to shareholders for the nine months ended September 29, 2019 was approximately $1.1 million, or $0.13 per basic and $0.12 per diluted share. The basic and diluted weighted-average number of common shares outstanding for the nine months ended September 29, 2019 was approximately 9,095,000 and 9,193,000, respectively. Net income for the nine months ended September 30, 2018 was approximately $3.8 million, or $0.45 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the nine months ended September 30, 2018 was approximately 8,435,000 and 8,459,000, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $4.9 million and $11.6 million September 29, 2019 and December 30, 2018, respectively. We used cash to purchase five stores in Colorado, six stores in the Michigan, Wisconsin, and Ohio markets, one store in Iowa, one store in Kentucky, and four stores in Arizona. We expect to utilize cash on hand to reinvest into our brand, including refreshing current corporate stores, repurchasing select franchisee owned stores, and developing a new concept. We have also been investing in the build out of the inaugural Clark Crew BBQ restaurant.

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

Proceeds from the term loan were used to repay our previous real estate loan, dated December 2, 2016, which had an outstanding balance as of June 20, 2019 of approximately $2.6 million.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

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

Our current ratio, which measures our immediate short-term liquidity, was 1.02 as of September 29, 2019, compared to 2.15 as of December 30, 2018.  The current ratio is computed by dividing total current assets by total current liabilities. The decrease in our current ratio was primarily due to increases in our current liabilities related to the current portion of lease liabilities and cash paid for the acquisitions in the Colorado, Michigan, Ohio, Wisconsin, Iowa, Kentucky, and Arizona markets as well as capital expenditures.

Net cash provided by operating activities for the nine months ended September 29, 2019 was approximately $3.5 million, which reflects net income of approximately $1.1 million increased by non-cash charges of approximately $2.4 million. Changes in operating assets and liabilities for the nine months ended September 29, 2019 primarily included cash inflows from an increase in accounts payable of $1.4 million. These cash inflows were partially offset by cash outflows related to a decrease in accounts receivable of $495,000 and an increase in other assets of $580,000.

Net cash provided by operating activities for the nine months ended September 30, 2018 was approximately $3.8 million, reflecting net income of approximately $3.8 million increased by non-cash charges of approximately $369,000. Changes in operating assets and liabilities included cash outflows from a decrease in accounts payable of $183,000 and a decrease in accrued and other liabilities of $1.0 million. These cash outflows were partially offset by a decrease in other assets of $918,000.

Net cash used for investing activities was approximately $10.1 million for the nine months ended September 29, 2019, related to payments for acquired restaurants of $6.2 million, advances on notes receivable of $150,000 and the purchase of property, equipment and leasehold improvements of $3.8 million. Net cash provided by investing activities was $7.2 million for the nine months ended September 30, 2018, related to proceeds from the sale of assets of $1.2 million, partially offset by the purchases of property and equipment of $597,000 and purchases of held-to-maturity securities of $7.0 million.

Net cash used for financing activities for the nine months ended September 30, 2019 of $230,000, primarily related to the debt repayments of $176,000 and payments for debt issuance costs of $54,000.  Net cash used for financing activities for the nine months ended September 30, 2018 of $985,000, primarily related to debt repayments of $6.6 million partially offset by proceeds from the sales of common stock of $5.1 million and the proceeds from exercise of stock options of $520,000.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of September 29, 2019, we were in compliance with all of our covenants.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Forward-Looking Information

BBQ Holdings makes written and oral statements from time to time, including statements contained in this Quarterly Report on Form 10-Q regarding its business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Statements containing the words or phrases “will likely result”, “anticipates”, “are expected  to”,  “will  continue”,  “is  anticipated”,  “estimates”,  “projects”,  “believes”,  “expects”,  “intends”, “target”, “goal”, “plans”, “objective”, “should” or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other Company representatives. For such statements, including those contained in this report, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Additional Information on BBQ Holdings

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports, proxy and information statements. You are advised to read this Quarterly Report on Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding BBQ Holdings, our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov. Our most current SEC filings, such as our annual, quarterly and current reports, proxy statements and press releases are available to the public free of charge on our website.

The address of our website is http://www.bbqholdco.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any BBQ Holdings shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at BBQ Holdings, Inc., 12701 Whitewater Drive, Suite 290, Minnetonka, MN 55343.

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

Item 5.OTHER INFORMATION

None.

Item 6.EXHIBITS

Exhibit Number	Description
10.1	Intellectual Property License Agreement, dated October 2, 2019 between Clark Championship Products LLC and Mercury BBQ, LLC.

10.2	Amendment, dated October 2, 2019 among Travis Clark, Clark Championship Products LLC and BBQ Oklahoma, Inc., to the Intellectual Property License Agreement, dated July 18, 2018.

10.3	Secured Promissory Note, dated October 2, 2019 between Mercury BBQ LLC and BBQ Oklahoma, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBQ HOLDINGS, INC.

(“Registrant”)

Dated: November 12, 2019	By:	/s/ Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2019		/s/ Paul M. Malazita
Paul M. Malazita
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)