Form 10-K
period 2019-12-29
BBQ HOLDINGS, INC.
filed 2020-03-27
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2019

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑

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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $17.3 million as of June 30, 2019, (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose. As of March 27, 2020, 9,272,105 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for our 2020 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended December 29, 2019, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Certain statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are based on information currently available to us as of the date of this Annual Report, and we assume no obligation to update any forward-looking statements except as otherwise required by applicable law. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in Item 1A of and elsewhere in this Annual Report and our other filings with the Securities and Exchange Commission (“SEC”). The following discussion should be read in conjunction with our financial statements and related footnotes appearing elsewhere in this Annual Report.

PART I

ITEM 1.       BUSINESS

Summary of Business Results and Plans

On September 17, 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-K, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns, operates and franchises restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” As of December 29, 2019, there were 128 Famous Dave’s restaurants operating in 32 states, Canada, and the United Arab Emirates, including 32 Company-owned restaurants and 96 franchise-operated restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. On March 16, 2020, we purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. On March 9, 2020, we purchased 18 Granite City Food & Brewery restaurants in connection with a Chapter 11 bankruptcy filing.

Unless otherwise designated, the following description of our business relates to the Famous Dave’s restaurant operation. The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the fiscal years ended December 29, 2019 and December 30, 2018:

	Famous Dave's
	Year Ended	Year Ended
	December 29, 2019	December 30, 2018
Company-owned restaurants:
Beginning of period	17	16
New	1	—
Repurchased by the Company	18	2
Closed	(4)	(1)
End of period	32	17
% of system	25%	12%
Franchise-operated restaurants:
Beginning of period	127	134
New	3	2
(Repurchased) by the Company	(18)	(2)
Closed	(16)	(7)
End of period	96	127
% of system	75%	88%
System end of period total	128	144

As of December 29, 2019, BBQ Holdings restaurants operated in 32 states, Canada, and the United Arab Emirates.

In fiscal 2019, we continued our focus on increasing sales and traffic through various initiatives. These initiatives included; New SMS text platform, Daily Deals promotion targeted at driving weekly dine-in traffic, Plant-Based menu limited-time offering, new menu item testing, continued testing of restaurant refreshes and enhancing our online ordering experience. Off-Premise was a key driver of our sales growth and we continued to expand on these capabilities while also driving adoption in our franchise community.

In October of 2018, we launched our new menu including an average of 10 new menu items across our system. In 2019, we continued to focus and analyze these items while also testing new items like Pretzels and Bratwurst. We also rolled out our Game Day Sampler, which was a “finger-food” based platter utilized as a promotion for various sporting events throughout the year.

In the second quarter of 2019, we launched an SMS-Text program in order to increase frequency and simplify our interaction with loyal guests. This program was a large success in driving traffic and we look to continue building on this program in fiscal 2020.

In fiscal 2020 we will continue our focus on driving sales by expanding on 2019 initiatives along with a new menu pricing strategy and continuing our restaurant refresh program. We are also working diligently to drive unit level margins with a focus on managing controllable costs in our restaurants. We believe continued adoption of technology will help offset increases in labor costs and working to streamline back-of-house operations. Some of these technology tests include; Handheld tablets, Kitchen Display Systems, Tabletop ordering and Kiosks.

In Fiscal 2019, our Franchisees opened two small format Restaurants and Famous Dave’s opened one. We look to continue evaluating these prototypes in fiscal 2020 for continued unit growth.

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

Narrative Description of Business

Famous Dave’s restaurants, a majority of which offer full table service, feature wood-smoked and off-the-grill entrée favorites that fit into the barbeque category. We differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. As of December 29, 2019, 25 of our Company-owned restaurants are full-service and 5 are counter-service. Our prototypical design includes a designated bar, a signature exterior smokestack, a separate entrance for our To Go business and a patio. The Famous Dave’s concept can be adapted to fit various location sizes and desired service styles such as full-service or counter-service.

In fiscal 2019, our franchisees opened a Famous Dave’s restaurant in El Centro, Texas, Tucson, Arizona, Provo, Utah, and Abu Dhabi, United Arab Emirates. In fiscal 2019, Famous Dave’s opened a location in Minneapolis, Minnesota to replace the Calhoun Square location, which closed in the second quarter of fiscal 2019. In fiscal 2018, our franchisees opened a restaurant in El Paso, Texas and Fort Mill, South Carolina. In fiscal 2020 we may look to incentivize our franchisees to open additional restaurants. We offer conversion packages that provide our franchisees with the flexibility to convert existing restaurants as well as existing retail footprints into a Famous Dave’s restaurant. Given the flexibility and scalability of our concept, we believe that there are a variety of development opportunities available now and in the future.

We pride ourselves on the following:

High Quality Food – Each restaurant features a distinctive selection of authentic hickory-smoked and off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken and signature sandwiches and salads. Also, enticing side items, such as corn bread, potato salad, coleslaw and Wilbur BeansTM, accompany the broad entrée selection. Handmade desserts, including BBQ Holdings Bread Pudding and Banana Pudding, are another specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer six regional barbeque sauces: Rich & Sassy®, Texas PitTM, Georgia MustardTM, Devil’s Spit®, Sweet and ZestyTM and Wilbur’s RevengeTM. These sauces, in addition to a variety of seasonings, rubs, marinades and other items are also distributed in retail grocery stores throughout the country under licensing agreements.

Focus on Guest Experience – We believe that a renewed focus on enhancing our Guests’ experience and listening to their feedback is essential. In fiscal 2018, we remodeled our Coon Rapids location, including a new design, color scheme, furniture, audio visual, fixtures & equipment and a revised menu with over 20 new items. We believe a positive Guest experience, combined with our high-quality food, makes BBQ Holdings appealing to a diverse and broad demographic profile. In fiscal 2019, we remodeled two additional locations in Minnetonka, MN and Westbury NY. These remodels tested a new modern design including wall murals, lighter and more welcoming dining rooms and upgraded lighting. We expect to continue refreshing restaurants in 2020. Throughout 2018, we implemented various guest facing initiatives and in 2019, we worked on enhancing those items. In addition to our Mobile App, we rolled a SMS-Text program, and enhanced our Online ordering experience.

Distinctive Environment - Décor and Music – Our original décor theme was a nostalgic roadhouse shack (“Original Shack”), as defined by the abundant use of rustic antiques and Americana items. This format was used for both full-service and counter-service restaurant formats. In late 1997, we introduced the “Lodge” format which featured décor reminiscent of a comfortable “Northwoods” hunting lodge with a full-service dining room and small bar. We have evolved our format to that of a full-service concept with several “prototypical” designs that incorporate the best attributes of the past restaurants while providing a consistent brand image. Our Coon Rapids remodel showcases a modern, contemporary vibe that we believe will appeal to a younger demographic while still resonating with our current core Guest. We continued these enhancements in 2019, with Minnetonka and Westbury. Our franchise partners also remodeled 10 units across 2019 with these new elements. We have an additional eight Corporate remodels planned for 2020.

Granite City Food & Brewery – Founded in 1999 as a single store restaurant in St. Cloud, Minnesota, the Granite City brand has built a strong reputation in the Midwest for its award-winning craft beer and made-from-scratch craft food. Granite City’s menu is chef driven and designed to introduce guests to innovative new cuisine choices and flavor profiles. This concept has separated itself from competition in the casual dining segment through its offering of craft beer expertise, on-site brewing and exceptional Guest experience.

Operating Strategy

Our ability to achieve sustainable profitable growth is dependent upon delivering high-quality experiences in terms of food and hospitality, consistently. Key elements of our strategy include the following:

Operational Excellence – During fiscal 2019, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable Guest experience, both in terms of food and hospitality, across our system. We define operational excellence as unyielding commitment to superior service for our Guests during every visit. We continue to look for ways to provide convenience and value to our Guests through reducing ticket times and streamlining off-premise operations. Operational excellence involves daily monitoring to ensure we execute our recipes at a high level inclusive of preparation, cooking, and handling procedures, rotation, sanitation, cleanliness and safety.

Our Famous Dave’s menu focuses on a number of popular smoked, barbequed, grilled meats, entrée items and delicious side dishes which are prepared using proprietary seasonings, sauces and mixes. In order to enhance our appeal, expand our audience, increase frequency, and feature our cravable products, our culinary team has developed a product pipeline, which will allow us to offer new exciting items throughout the year. In fiscal 2019, we continued our analysis of the new Famous Dave’s menu items launched in 2018 while also testing some new items like Pretzels, Bratwurst, and plant based menu items.

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

In the training and development arena, we offer a variety of ongoing on-the-job and classroom and eLearning training programs for the operations teams (hourly employees, restaurant managers) in an effort to create defined career paths. Our management training program provides new restaurant managers a foundational-based training for restaurant operations and several learning sessions focused on the basic behaviors and skills of a manager. As an enhancement to our current management training curricula, in 2020 we are preparing to offer a series of general manager workshops for all of our corporate and franchise general managers with the goal of increasing knowledge specific to the brand and overall skill enhancement that will further develop and hone in on skills acquired during the original management training experience and those specific to the role of the general manager.

Restaurant Operations

Our ability to manage multiple restaurants in geographically diverse locations is central to our overall success. In each market, we place specific emphasis on the position of general manager, and seek talented individuals that bring a diverse set of skills, knowledge, and experience to our company. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of employees and the establishment of, and adherence to, high standards relating to performance, food and beverage preparation, and maintenance of facilities.

All managers must complete an eight-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New employees participate in training under the supervision of our management. We have a vice president of operations who is responsible for overseeing all Company-owned restaurants. This individual as well as our area directors, work closely with the general managers to support day-to-day restaurant operations. In addition, the vice president and area directors assist in the professional development of our general managers and are instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. The area directors oversee 10-12 locations and report to our vice president of operations. Our vice president of operations reports directly to our senior vice president of operations at BBQ Holdings.

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

Our restaurants have been designed specifically to accommodate a significant level of To Go sales, including a separate To Go entrance with prominent and distinct signage, and, for added convenience, we separately staff the To Go counter. To further enhance To Go sales, we offer our Guest the ability to order online to improve convenience. We believe our focus on To Go enables Famous Dave’s to capture a greater portion of the “take-out” market by allowing consumers to “trade within our brand,” when dining in is not always an option. We pursue efforts to increase awareness of To Go in all Company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants. Additionally, we contract with several Delivery Service Providers (“DSP”) to offer our Guests additional methods for receiving our food.

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

Value Proposition and Guest Frequency – We offer high quality food and a distinctive atmosphere at competitive prices to encourage frequent patronage. Lunch and dinner entrees range from $6.99 to $27.99, resulting in a per person dine-in and To Go average of $15.63 during fiscal 2019. During fiscal 2019, the per person dine-in and To Go tickets for lunch averaged $14.09 and for dinner averaged $16.73. We launched a “Famous Deals” program in the third quarter of fiscal 2019 intended to drive weekday dine-in traffic. These offers ranged from $3 burgers to $2 ribs on different days of the week. We had a great deal of success driving dine-in traffic on these days, and we intend to continue the program in fiscal 2020 while tweaking the offers quarterly. In addition, we intend to use value priced offerings, loyalty based incentives, new product introductions, and the convenience of connecting with Guests on their own terms, to drive new and infrequent Guests into our restaurants for additional meal occasions.

Marketing, Promotion and Sales

We believe that by specializing in unique and distinctive smoked meats, poultry & fish, our menu specialty helps set the brand apart from the crowded field in casual dining. To further develop the advertising and promotional materials and programs designed to create brand awareness and increase the reach of the brand, we have a system-wide marketing fund. All Company-owned restaurants, and those franchise-operated restaurants with agreements signed after December 17, 2003 are generally required to contribute 1.0% of net sales to this fund, which substantially funds the marketing and digital teams. In fiscal 2019, the Marketing Ad Fund contribution for contributing franchisees was 1.0% of net sales and will continue to be so in fiscal 2020.

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

The strategic focus for marketing and promotion is to ensure that Famous Dave’s is recognized as the category–defining brand in barbeque, to create and sustain attractive differentiation in consumer’s mind, and to continue to strengthen the brand’s positioning and consistency. To help drive top-line sales, we have selectively tested discount based promotional activity across various channels. Given the results in 2019 we believe there is a place for limited discounting to increase frequency and drive traffic.

In 2019, we highlighted value and affordability in our menu along with promoting additional value offerings through limited time offers. We also continued to promote our To Go and Catering offering while rolling out delivery on a large-scale basis. This has allowed us to connect with Guests on their terms and offer unique and often compelling sources of growth, and each occasion is growing at a different rate.

Location Strategy

We believe that the barbeque segment of the casual dining restaurant industry continues to offer strong growth opportunities, and we believe we are positioned for growth on a geographical basis. Our geographical concentration, as of December 29, 2019, was 41% Midwest, 9% Middle Atlantic, 10% South, 33% West, 4% Northeast and 4% International.

We prepare an overall market development strategy for each market. The creation of this market strategy starts with identifying trade areas that align demographically with the target Guest profile. The identified trade areas are then assessed for viability and vitality and prioritized by sales and unit level margin opportunity for future development. Since markets are dynamic, the market strategy includes a continual and ongoing assessment of all existing restaurant locations. If financially feasible, a restaurant may be relocated as the retail or residential focus in a trade area shifts.

In fiscal 2019, our franchisees opened two small format restaurant prototypes and BBQ Holdings opened one. All three restaurants have slight variations in menu and service style so we can analyze these results. These restaurants will help us shape our future unit growth.

These new service models will allow us to access new markets or strategically locate restaurants in existing markets where a full-service restaurant is unlikely to be financially viable. The surrounding trade area will determine which service style is appropriate. Site selection will focus on converting second-generation space cost effectively.  We intend to finance company restaurant development through the use of cash on hand, cash flow generated from operations, through availability on our revolving line of credit and future additional debt.

We expect to continue to grow our Famous Dave’s franchise program. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. Our franchise system is a significant part of our brand’s success. As such, another one of our goals is to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network domestically and internationally.

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

We utilize industry-leading service providers and cloud services to streamline processes at both the restaurant and support center. Interfaces between point-of-sale (“POS”), labor management, inventory management, menu management, digital platforms and financial systems are the foundation of our enterprise analytics platform. We also continue to implement and support solutions to capitalize on current digital market trends to drive sales and realize operational efficiency.

Trademarks

Our company has registered various trademarks, makes use of various unregistered marks, and intends to vigorously defend these marks. We highly value our trademarks, trade names and service marks and will defend against any improper use of its marks to the fullest extent allowable by law.

Franchise Program

Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants with our standards of quality and promote and develop Famous Dave’s brand awareness.

Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his or her restaurants independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that the franchisees will be able to successfully operate BBQ Holdings restaurants in a manner consistent with our standards for operational excellence, service and food quality.

As of December 29, 2019, we had 30 ownership groups with franchise-operated restaurants in the following locations:

United States
Arizona	2
California	10
Delaware	1
Florida	2
Illinois	8
Indiana	2
Iowa	2
Kansas	1
Kentucky	1
Maine	1
Maryland	4
Michigan	4
Minnesota	3
Missouri	1
Montana	4
Nebraska	3
Nevada	5
New Jersey	1
North Dakota	3
Oregon	2
Ohio	2
Pennsylvania	2
South Carolina	1
South Dakota	1
Tennessee	3
Texas	4
Utah	3
Virginia	4
Washington	4
Wisconsin	6
United States Total	90

International
Canada	1
United Arab Emirates	5
International total	6
Total franchise-operated restaurants	96

Our franchise operations department is led by our senior vice president of operations, who guides the efforts of our director of franchise operations and two franchise business consultants. The director of franchise operations and  franchise business consultants have the responsibility of supporting our franchisees throughout the system and play a critical role for us as well as for our franchise community. The director of franchise operations and franchise business consultants manage the relationship between us and our franchisees and provides an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operations planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. They ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the franchise business consultants and the support center but are not required to do so.

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

The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, POS systems, business licenses, deposits, initial food inventory, smallwares, décor and training fees as well as working capital. In fiscal 2019, certain franchisees were required to contribute 1.0% of net sales to a marketing fund dedicated to providing digital and creative services. Currently, franchisees are required to spend approximately 1.5% of their net sales annually on local marketing activities.

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

Team Members

As of December 29, 2019, we employed approximately 1,677 team members of which approximately 172 were salaried full-time employees. None of our team members are covered by a collective bargaining agreement. We believe that we have good relationships with our team members.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website (www.bbq-holdings.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the SEC. Additionally, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on our website or linked to our website is not incorporated by reference into this Annual Report.

ITEM 1A.    RISK FACTORS

We make written and oral statements from time to time, including statements contained in this Annual Report on Form 10-K regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “anticipates,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations, and others, and discussions with our management and other representatives of our company. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Health concerns arising from the recent global coronavirus COVID-19 outbreak or other diseases have and may in the future adversely affect our business and results of operations.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time. A health pandemic is an outbreak of a disease that occurs over a wide geographic area and affects an exceptionally high proportion of the population. Many customers are avoiding public gathering places due to this health pandemic, and local, regional and national governments are limiting or banning public gatherings to halt or delay the spread of this virus. These conditions are impacting our restaurant customer traffic and may hinder our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Many jurisdictions in which we have restaurants have imposed mandatory closures, recommended voluntary closures or other restrictions on operations due to the spread of the COVID-19 virus. Even if such mandatory or voluntary measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business.

The spread of the COVID-19 virus and the resulting restaurant closures will likely significantly reduce our sales at Company-owned restaurants, and adversely affect the profitability of our franchisees and may inhibit their ability to pay us franchise fees when due.

The United States and other countries have experienced, or may experience in the future, outbreaks of other viruses, norovirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products.

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

Integrating the operations of the 18 Granite City restaurants we acquired in March 2020 may prove to be more difficult, costly and time consuming than expected, which could cause us not to realize some or all of the anticipated benefits and synergies of the acquisition.

The Granite City acquisition will involve substantial non-recurring costs, including significant transaction costs, regulatory costs and integration costs, such as facilities, systems and employment-related costs, and we may incur unanticipated costs or unknown liabilities which may be significant. Uncertainties associated with the manner in which the combined company following the acquisition will fare in the global economic environment may adversely affect the combined company’s business and operations. The acquisition and the operation of the Granite City concept can lead us to incur unknown or new types of costs and liabilities, subject us to new regulatory and compliance frameworks, new market risks, involve operations in new geographies and challenging labor, regulatory and tax regimes as well as the execution and compliance costs and risks associated with such activities.

In connection with the Granite City acquisition, we have incurred additional debt, which could adversely affect us, including lowering our credit ratings, increasing our interest expense and decreasing our business flexibility, particularly if we are not able to realize some or all of the anticipated benefits and synergies of the Granite City acquisition.

Uncertainties associated with the acquisition may adversely affect Famous Dave’s and Granite City’s respective abilities to attract and retain management and other key employees during the integration period, and may disrupt our businesses which could impact our ability to retain customers, adversely affecting either or both concept’s respective businesses and operations, which could cause us not to realize some or all of the anticipated benefits of the Granite City acquisition.

A failure to maintain continued compliance with the financial covenants of our credit facility may result in termination of the credit facility and may have a material adverse effect on our ability to accomplish our business objectives.

On June 20, 2019, we and certain of our affiliates entered into a loan arrangement with Choice Financial Corp. (“Choice”) providing for a term loan in the principal amount of $24.0 million (the “First Note”). We are subject to various financial and non-financial covenants under the loan agreement, including a minimum debt-service coverage ratio. As of December 29, 2019, we were in compliance with all of our covenants; however, there can be no assurance that we will be able to comply with all of our financial and non-financial covenants in the future. A failure to comply with these covenants could cause us to be in default of our agreements and Choice would be within its rights to accelerate the maturity dates of any amount owed on our existing loan. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our real estate and personal property, which serves as collateral for the loan. Replacement financing may be unavailable to us on similar terms or at all. Termination of our existing loan without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

Our future revenue, operating income, and cash flows are dependent on consumer preference and our ability to successfully execute our plan.

Our company’s future revenue and operating income will depend upon various factors, including continued and additional market acceptance of the BBQ Holdings brands, the quality of our restaurant operations, our ability to grow our brands, our ability to successfully expand into new and existing markets, our ability to successfully execute our franchise program, our ability to raise additional financing as needed, discretionary consumer spending, the overall success of the venues where BBQ Holdings restaurants are or will be located, economic conditions affecting disposable consumer income, general economic conditions and the continued popularity of the BBQ Holdings brands. An adverse change in any or all of these conditions would have a negative effect on our operations and the market value of our Common Stock.

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

We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition for customer traffic from fast casual and quick-service restaurants, home delivery services, mobile food service, grocery stores and meal kits that are increasing the quality and variety of their food products in response to customer demand. This increased competition, coupled with an oversupply of restaurants, has driven casual dining industry comparable traffic declines in recent years. This backdrop has made it even more challenging to improve customer traffic. We believe that many consumers remain focused on value and if our competitors, many of whom have significantly greater resources to market aggressively to customers, are able to promote and deliver a higher degree of perceived value, our customer traffic could suffer.

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

Our growth and success also depend upon the ability of our franchisees to operate their restaurants successfully to our standards and promote the BBQ Holdings brands. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates its restaurant independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that our franchisees will be able to successfully operate BBQ Holdings restaurants in a manner consistent with our concepts and standards, which could reduce their sales and, correspondingly, our franchise royalties, and could adversely affect our revenue, operating income and cash flows, and our ability to leverage the BBQ Holdings brands. In addition, there can be no assurance that our franchisees will have access to financial resources necessary to open the restaurants required by their respective area development agreements, which would negatively impact our growth plans.

We may not be successful in maintaining or expanding our international footprint.

Our current franchise program includes one restaurant in Manitoba, Canada, and five restaurants in the United Arab Emirates. Because there are a very limited number of international restaurants, we may not be completely aware of the development efforts involved and barriers to entry into new foreign markets. As a result, we may incur more expenses than originally anticipated and there is a risk that we may not be successful in expanding internationally. If we are successful in maintaining or expanding our international footprint, our future results could be materially adversely affected by a variety of uncontrollable and changing factors affecting international operations including, among others, regulatory, social, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns and changes in the laws and policies. Furthermore, by maintaining or expanding our international footprint, our brand value could be harmed by factors outside of our control, including, among other things, difficulties in achieving the consistency of product quality and service compared to our U.S. restaurants and an inability to obtain adequate and reliable supplies of ingredients and products.

The restaurant industry is subject to extensive government regulation that could negatively impact our business.

The restaurant industry is subject to extensive federal, state, and local government regulation by various government agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the preparation and sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards, adjustments to tip credits, minimum wage requirements, working conditions, hiring and employment practices, workers’ compensation and citizenship requirements. Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related state accessibility statutes. Under the ADA and related state laws, we must provide equivalent service to disabled persons and make reasonable accommodation for their employment, and when constructing or undertaking significant remodeling of our restaurants, we must make those facilities accessible. Due to the fact that we offer and sell franchises, we are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. We may also be subject in certain states to “dram-shop” statutes, which provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In addition, our operating results would be adversely affected in the event we fail to maintain our food and liquor licenses.

Any change in the current status of such regulations, including an increase in team member benefits costs, any and all insurance rates, or other costs associated with team members, could substantially increase our compliance and labor costs. Because we pay many of our restaurant-level team members rates based on either the federal or the state minimum wage, increases in the minimum wage would lead to increased labor costs. As a franchisor, we may be party to complaints naming us as a joint employer of workers at our franchisees. Such complaints or similar complaints could result in legal proceedings against us, based on the actions of our franchisees. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. Furthermore, restaurant operating costs are affected by increases in unemployment tax rates and similar costs over which we have no control.

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

We are subject to laws relating to information security and privacy. As a merchant and service provider of point-of-sale services, we are also subject to the Payment Card Industry Data Security Standard issued by the Payment Card Industry Council (“PCI DSS”).

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Donald Trump signed into law sweeping tax reform, which overhauls individual, business and international taxes including, but not limited to:

●	Reducing the corporate federal statutory tax rate to 21%
●	Limiting net interest expense deductions to 30% of adjusted taxable income
●	Limiting the net operating loss deduction to 80% of taxable income

If we fail to generate significant taxable income, we may not be able to fully deduct the interest expense on our debt, which could result in us having to pay increased federal income taxes. We have also generated substantial taxable losses in the past and may continue to do so in the future. Although the treatment of tax losses generated before December 31, 2017 has not changed, subsequent tax losses generated will only be able to offset 80% of taxable income, although the losses may be carried forward indefinitely. This could cause us to have to pay federal income taxes despite generating a loss for federal income tax purposes in the future.

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

In order to maximize operating efficiencies, we have entered into arrangements with food manufacturers and distributors pursuant to which we obtain approximately 85% of the products used by our company, including, but not limited to, pork, poultry, beef and seafood. Although we may be able to obtain competitive products and prices from alternative suppliers, an interruption in the supply of products delivered by our food suppliers could adversely affect our operations in the short term. Due to the rising market price environment, our food costs may increase without the desire and/or ability to pass that price increase to our customers.

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

We rely heavily on information technology to conduct our business, including point-of-sale processing in our and our franchisees’ restaurants, online ordering and delivery, management of our supply chain, collection of cash and other receivables, payment of obligations and various other processes and procedures, and any material failure or interruption of service could adversely affect our operations. Our ability to effectively and efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrades or the transition to replacement systems, inaccurate or fraudulent manipulation of sales reporting from our restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service, reduce efficiency in our operations and negatively impact our business. Significant capital investment might be required to remediate any problems. In addition, we outsource certain essential technology-based business processes to third-party vendors and we may share sensitive financial and other information with third party vendors which subjects us to risks, including disruptions in business, increased costs and exposure to data breaches or privacy law compliance issues of our third-party vendors.

Recently, retailers have experienced actual or potential security breaches in which credit and debit card information may have been compromised, including several highly-publicized incidents. Although we take it very seriously and expend resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. If our customers’ consumer data or our team members’ personal data are compromised, our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties and other remedial costs. In addition, as a franchisor, we are subject to additional reputation risk associated with data breaches that could occur at one of our franchise locations that could potentially harm the BBQ Holdings brand reputation.

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

Changes in consumer buying patterns, particularly e-commerce sites and off premise sales affect our revenues, operating results and liquidity.

Our restaurants are primarily located near high consumer activity areas such as regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. We depend in large part on a high volume of visitors to these centers to attract customers to our restaurants. E-commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. A decline in visitors to these centers near our restaurants may negatively affect our sales. Additionally, e-commerce or online shopping has caused some “brick and mortar” retail sites to cease operations, and it may continue to cause future “brick and mortar” retail sites to cease operations. These closures of traditional “brick and mortar” retail sites may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants.

In the last several years, off-premise sales, specifically delivery, have increased due to consumer demand for convenience. While we plan to continue to invest in the growth of our off-premise sales, there can be no guarantee that we will be able to increase our off-premise sales. Off-premise sales could also cannibalize dine in sales, or our systems and procedures may not be sufficient to handle off-premise sales, which require additional investments in technology or people. Additionally, a large percentage of delivery from our restaurants is through third-party delivery companies. These-third party delivery companies require us to pay them a commission, which lowers our profit margin on those sales; however, we believe that the majority of such sales are incremental. Any bad press, whether true or not, regarding third-party delivery companies or their business model may negatively impact our sales. If these third-party delivery companies cease doing business with us, or cannot make their scheduled deliveries, or do not continue their relationship with us on favorable terms, it will have a negative impact on sales or result in increased third-party delivery fees.

New information or attitudes regarding diet, health and the consumption of alcoholic beverages may materially affect customer demand and have an adverse impact on our results of operations.

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include regulations that impact the ingredients and nutritional content of the food and beverages we offer. For example, several municipalities and states have approved restrictions on the use of trans-fats by restaurants. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it may materially affect customer demand and have an adverse impact on our results of operations. The risks and costs associated with nutritional disclosures on our menus may also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future. The following table sets forth certain information about our existing Company-owned restaurant locations, as of December 29, 2019:

		Square	Owned or	Date
Location		Footage	Leased	Opened/Acquired
1	Roseville	4,800	Leased	6/10/1996
2	Maple Grove	6,132	Leased	4/28/1997
3	Highland Park	5,200	Leased	6/16/1997
4	Apple Valley	3,800	Leased	7/18/1997
5	Forest Lake	4,875	Leased	10/13/1997
6	Minnetonka	5,500	Leased	12/20/1997
7	Plymouth	4,094	Owned	12/29/1997
8	Des Moines (West)	5,370	Leased	4/10/1998
9	Woodbury	5,900	Owned	10/27/1998
10	Coon Rapids	5,693	Owned	12/18/2006
11	May's Landing	6,500	Leased	9/13/2004
12	Westbury	6,930	Leased	10/25/2005
13	Mountainside	8,674	Leased	3/25/2002
14	Janesville	4,100	Leased	8/7/2018
15	Greenwood	5,700	Leased	10/9/2018
16	Aurora	6,727	Leased	3/5/2019
17	Colorado Springs	8,461	Leased	3/5/2019
18	Grand Junction	6,800	Leased	6/4/2019
19	Stapleton	6,000	Leased	3/5/2019
20	Thornton	6,500	Leased	3/5/2019
21	Madison	4,298	Leased	5/15/2019
22	Greenfield	6,700	Leased	5/15/2019
23	Flint	5,626	Leased	5/1/2019
24	Saginaw	6,157	Leased	5/1/2019
25	Toledo	5,533	Leased	5/1/2019
26	Grandville	6,651	Leased	5/1/2019
27	Peoria	6,500	Leased	7/11/2019
28	Chandler	6,500	Leased	7/11/2019
29	Mesa	6,500	Leased	7/11/2019
30	Cedar Falls	5,400	Leased	6/18/2019
31	Florence	5,693	Leased	7/30/2019
32	Lake Street	3,000	Leased	12/19/2019

All square footage listed is approximate. Interior seating ranges from approximately 50 at our counter service locations to approximately 275 at our full service restaurants.

Our Minnesota executive offices are currently located in approximately 10,946 square feet in Minnetonka, Minnesota. Our executive office lease expires in November 2025. During 2015, our 8,400-square foot office in Lombard, IL was closed and sublet to another tenant. This office lease expires in October 2022.

ITEM 3.       LEGAL PROCEEDINGS

The information contained in Note 8 “Commitments and Contingencies” of the notes to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to any material pending legal proceedings.

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the Nasdaq Stock Market since July 24, 1997 and trades under the symbol BBQ. Currently, our common stock trades on the Nasdaq Global Market.

Holders

As of March 10, 2020, we had approximately 80 shareholders of record and approximately 2,918 beneficial shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the shareholders of our company. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.”

The purpose of the 2015 Plan is to increase shareholder value and to advance the interests of our company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of our company. The Plans have each been approved by the shareholders of our company. The following table sets forth certain information as of December 29, 2019, with respect to the 2005 Plan and the 2015 Plan.

		Weighted-	Number of Securities
		Average	Remaining Available for
	Number of Securities	Exercise Price	Future Issuance Under
	to be Issued Upon	of Outstanding	Equity Compensation
	Exercise of	Options,	Plans (Excluding
	Outstanding Options	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by shareholders:
2005 Stock Incentive Plan	450	$28.53	—
2015 Stock Incentive Plan	451,694	6.28	237,333
TOTAL	452,144	$6.71	237,333

Performance Graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer

None

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In September 2019 a holding company reorganization was completed in which FDA became a wholly owned subsidiary of the new parent holding company named BBQ Holdings. BBQ Holdings was incorporated in March 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota in March 1994 and opened its first restaurant in Minneapolis, Minnesota in June 1995. As of December 29, 2019, there were 128 Famous Dave’s restaurants operating in 32 states, Canada, and the United Arab Emirates, including 32 Company-owned restaurants and 96 franchise-operated restaurants. An additional 63 restaurants were committed to be developed through signed area development agreements as of December 29, 2019. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. On March 19, 2020, we purchased one Real Urban Barbecue restaurant, located in Vernon Hills, Illinois. On March 9, 2020, we purchased 18 Granite City Food & Brewery restaurants in connection with a Chapter 11 bankruptcy filing.

Impact of the COVID-19 Virus on our business

In March 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. This contagious virus, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. Many customers are avoiding public gathering places due to this health pandemic, and local, regional and national governments are limiting or banning public gatherings to halt or delay the spread of this virus. These conditions are impacting our restaurant customer traffic and may hinder our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We have also been affected in jurisdictions in which we have restaurants operating under imposed mandatory closures and/or restrictions on operations. Even if such mandatory or voluntary measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. While it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time, we do anticipate it will have an adverse effect on our revenue and profitability in fiscal 2020.

Fiscal Year

Our fiscal year ends on the Sunday nearest to December 31st of each year. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ended December 29, 2019 (fiscal 2019) and December 30, 2018 (fiscal 2018) consisted of 52 weeks. Fiscal 2020, which ends on January 3, 2021, will consist of 53 weeks.

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

Recognition of Franchise-Related Revenue

We recognize franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the opening of a new restaurant or upon the execution of a renewal of the related franchise agreement. Our performance obligation with respect to franchise fee revenues consists of a license to utilize our brand for a specified period of time, which is satisfied equally over the life of each franchise agreement.

Area development fees are deferred until a new restaurant is opened pursuant to the area development agreement, at which time revenue is recognized on a straight-line basis over the life of the franchise agreement. Cash payments for area development agreements are typically due when an area development agreement has been executed. Gift card breakage revenue is recognized proportionately as gift cards are redeemed utilizing an estimated breakage rate based on our historical experience. Gift card breakage revenue is reported within the licensing and other revenue line item of the consolidated statements of operations.

The Company reports contributions from franchisees to our company’s system-wide Public Relations and Marketing Development Fund (the “NAF”) on a gross basis within the franchisee national advertising fund contributions line item on the consolidated statements of operations.

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

Lease Accounting

We lease the property for our corporate headquarters, most of our Company-owned stores, and certain office and restaurant equipment. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in its consolidated balance sheets. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term, including any renewal options where the renewal is reasonably assured at the commencement date. Because most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets also exclude lease incentives received. Where we are the lessee, at initial adoption, we have elected to account for non-lease components associated with its leases (e.g., common area maintenance costs) and lease components separately for substantially all of its asset classes. Subsequent to adoption we will combine lease and non-lease components

We account for construction allowances by recording a receivable when its collectability is considered probable, and relieve the receivable once the cash is obtained from the landlord. We depreciate the leasehold improvements over the lesser of their useful lives or the full term of the lease, including renewal options and build-out periods. We record rent expense during the build-out period and classify this expense in pre-opening expenses in our consolidated statements of operations.

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

Stock-based compensation

Beginning in fiscal 2019, we were required to adopt ASU 2018-17- Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. See Note 1 “Nature of Business and Significant Accounting Policies” the notes to the accompanying financial statements for more information.

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

Income Taxes

We provide for income taxes based on our estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws. Accounting for uncertain tax positions requires significant judgment including estimating the amount, timing, and likelihood of ultimate settlement. Although we believe that our estimates are reasonable, actual results could differ from these estimates. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law.

Results of Operations – Fiscal Year 2019 Compared to Fiscal Year 2018

The following table presents items in our consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Year Ended
	December 29, 2019	December 30, 2018
Food and beverage costs(1)	32.0%	31.5%
Labor and benefits costs(1)	36.5%	35.9%
Operating expenses(1)	31.6%	31.4%
Restaurant level operating margin(1)(3)	(0.1)%	1.3%
Depreciation and amortization expenses(2)	2.7%	2.3%
General and administrative expenses(2)	13.4%	14.6%
(Loss) income from operations(2)	(2.0)%	10.9%
(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level cash operating margin is equal to restaurant sales, net, less food and beverage costs, labor and benefit costs, and operating expenses.

Total Revenue

Our components of and changes in revenue consisted of the following for the fiscal years ended December 29, 2019 and December 30, 2018:

	Year Ended
(dollars in thousands)	December 29, 2019	December 30, 2018	$ Change	% Change
Revenue:
Restaurant sales, net	$67,278	$38,051	$29,227	76.8%
Franchise royalty and fee revenue	12,126	13,871	(1,745)	(12.6)%
Franchisee national advertising fund contributions	1,616	1,932	(316)	(16.4)%
Licensing and other revenue	1,249	1,034	215	20.8%
Total revenue	$82,269	$54,888	$27,381	49.9%

The increase in year-over-year restaurant sales for the year ended December 29, 2019 as compared to the year ended December 30, 2018 was primarily a result of the net increase of 15 Company-owned restaurants during fiscal 2019. Additionally, same store net sales for Company-owned restaurants for the year ended December 29, 2019 increased 2.0% compared to the year ended December 30, 2018. It is our policy to include in our same store net sales base, restaurants that are open year round and have been open at least 24 months. Reacquired and refranchised restaurants are included in the same store net sales base after new ownership has been in place for at least 12 months. On a weighted basis, for the year ended December 29, 2019, Dine-In sales decreased by 4.3%, while To Go and Catering sales increased 6.9% and 13.7%, respectively. The increase in the Catering line of business for the comparable restaurant base was driven by a concentrated effort to increase sales in this area and To-Go was driven by third-party delivery sales and marketing efforts aimed at increasing traffic.

We have been making significant investments in programs aimed at increasing To-Go and Catering sales at BBQ Holdings restaurants. For example, we have expanded the online ordering program in certain franchise-operated restaurants. We have rolled out delivery programs with various third-party services, which we believe, along with online ordering, will continue to augment our To Go and Catering sales in the future. We believe that these innovations will provide additional avenues for our franchisees to grow their respective businesses.

The decrease in year-over-year franchise-related revenue was primarily a result of the net decrease of 31 franchise-operated restaurants in fiscal year 2019 compared to fiscal year 2018. This decrease was offset in part by an increase of 1.0% in same-store sales at franchise-operated restaurants. The increase year over year was primarily related to continued franchisee adoption of brand initiatives to drive traffic and awareness of the brand as well as the closures of underperforming franchise stores. Licensing and other revenue, which is primarily derived from retail sales of Famous Dave’s branded sauces, rubs and other consumer packaged goods, increased approximately $215,000 in fiscal 2019.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales for the periods presented:

	Year Ended
	December 29, 2019	December 30, 2018
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$48,440	$47,011
Company-Owned	46,510	45,918
Full-Service	47,934	49,098
Counter-Service	40,042	38,959

Operating Weeks:
Franchise-Operated	5,505	6,910
Company-Owned	1,441	829

(1)	AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of average weekly net sales and operating weeks for franchise-operated restaurants provides useful information to investors because historical performance and trends of BBQ Holdings franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the BBQ Holdings brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Food and Beverage Costs

Our food and beverage costs consisted of the following for fiscal years ended December 29, 2019 and December 30, 2018:

	Year Ended
(dollars in thousands)	December 29, 2019	December 30, 2018	$ Change	% Change
Food and beverage costs	$21,541	$11,973	$9,568	79.9%

Food and beverage costs for the fiscal years ended December 29, 2019 and December 30, 2018 represented approximately 32.0% and 31.5% of net restaurant sales, respectively. This year-over-year increase, as a percentage of net restaurant sales, was primarily driven by the most recently acquired 18 restaurants, which stores experienced higher food costs than our comparable stores. We expect margins will recover to a more normalized level in the coming quarters as management has taken action to correct the cause of these elevated costs.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the fiscal years ended December 29, 2019 and December 30, 2018.

	Year Ended
(dollars in thousands)	December 29, 2019	December 30, 2018	$ Change	% Change
Labor and benefits costs	$24,565	$13,663	$10,902	79.8%

Labor and benefits costs for the fiscal years ended December 29, 2019 and December 30, 2018 were approximately 36.5% and 35.9% of net restaurant sales, respectively. The year-over-year increase during the year ended December 29, 2019, as a percentage of net restaurant sales, was primarily driven by the most recently acquired 18 restaurants, which stores experienced higher labor and benefits than our comparable stores. We expect margins will recover to a more normalized level in the coming quarters as management has taken action to correct the cause of these elevated costs. We believe that further training and in-restaurant initiatives will create operational efficiencies and will decrease labor and benefits costs in fiscal 2020.

Operating Expenses

Our operating expenses consisted of the following for the fiscal years ended December 29, 2019 and December 30, 2018:

	Year Ended
(dollars in thousands)	December 29, 2019	December 30, 2018	$ Change	% Change
Operating expenses	$21,269	$11,932	$9,337	78.3%

Operating expenses for the fiscal years ended December 29, 2019 and December 30, 2018 were approximately 31.6% and 31.4% of net restaurant sales, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal years ended December 29, 2019 and December 30, 2018 was approximately $2.2 million and $1.3 million, respectively, representing approximately 2.7% and 2.3% of total revenues, respectively. Depreciation and amortization expense increased during the year ended December 29, 2019 primarily as a result of the addition of Company-owned restaurants.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the fiscal years ended December 29, 2019 and December 30, 2018:

	Year Ended
(dollars in thousands)	December 29, 2019	December 30, 2018	$ Change	% Change
General and administrative expenses	$10,992	$7,988	$3,004	37.6%

General and administrative expenses for the years ended December 29, 2019 and December 30, 2018, represented approximately 13.3% and 14.6% of total revenues, respectively. While as a percentage of revenues general and administrative expense decreased year over year, we incurred additional expenditure for acquisition costs and ongoing oversite of our new restaurants.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closing costs we incurred for the periods presented:

	Year Ended
(dollars in thousands)	December 29, 2019	December 30, 2018
Asset impairments, net	$282	$89
Lease termination charges (income) and related costs	926	(271)
Restaurant closure expenses	88	327
Asset impairment, estimated lease termination charges and other closing costs	$1,296	$145

During fiscal the fiscal year ended December 29, 2019, we closed four Company-owned stores and acquired 18 formerly franchise-owned restaurants. During the fiscal year ended December 30, 2018, we closed one Company-owned store and reacquired two franchisee-owned restaurants. These charges represented the write-offs of the net assets of closed restaurants, lease termination charges incurred with the early termination of leases as well as ongoing costs incurred related to closed restaurants.

Total Other Expense

Total other expense for the fiscal years ended December 29, 2019 and December 30, 2018 included interest expense of 494,000 and $493,000. These expenses were partially offset by interest income of approximately $215,000 and $122,000 during the fiscal years ended December 29, 2019 and December 30, 2018, respectively. The decrease in interest expense was primarily related to a lower average outstanding debt balance partially offset by a higher interest rate on our current debt. The increase in interest income was primarily related to interest from franchisees and interest on investments.

Income Tax Benefit

Income tax benefit for the year ended December 29, 2019 was $659,000. Income tax expense for the year ended December 30, 2018 was $729,000, representing an effective tax rate of 52.2% and 13.0%, respectively. The increase in our effective tax rate primarily related to changes in the valuation allowance and increased credits year over year.

Basic and Diluted Net Income (Loss) Per Common Share

Our basic and diluted net loss per common share for the year ended December 29, 2019 was $(0.07) per share. Our basic and diluted net income per common share for the year ended December 30, 2018 was $0.57 per share and $0.56 per share, respectively. For the year ended December 29, 2019, we had basic and diluted weighted-average shares outstanding of approximately 9,099,000. For the year ended December 30, 2018 we had basic and diluted weighted-average shares outstanding of approximately 8,599,000 and 8,624,000, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of cash and cash equivalents was approximately $6.1 million and $12.4 million at December 29, 2019 and December 30, 2018, respectively. We expect to utilize cash on hand to reinvest in our brand and the evolution of our company.

Our current ratio, which measures our immediate short-term liquidity, was 1.0 as of December 29, 2019 compared with 2.15 as of December 30, 2018. The current ratio is computed by dividing total current assets by total current liabilities. The decrease in our current ratio was primarily due to an increase in our net current liabilities and a decrease in current assets.

Net cash provided by operating activities for the year ended December 29, 2019 was approximately $2.6 million, which reflects net loss from continuing operations of approximately $1.2 million, increased by non-cash charges of approximately $3.7 million primarily due to depreciation and amortization, stock-based compensation and asset impairment/lease termination charges. Changes in operating assets and liabilities for the year ended December 29, 2019 primarily included net cash outflows related to accounts receivable and other current assets of $2.0 million offset in part by cash inflows of $2.1 related to accounts payable and other liabilities.

Net cash provided by operating activities for the year ended December 30, 2018 was approximately $3.9 million, which reflects net income from continuing operations of approximately $4.9 million, increased by non-cash charges of approximately $1.6 million primarily increased by depreciation and amortization, and deferred income taxes, partially offset by decreases related to deferred rent, asset impairment, estimated lease termination charges and reserves for bad debts. Changes in operating assets and liabilities for the year ended December 30, 2018 primarily included net cash outflows related to prepaid expenses and other current assets of $570,000, accounts payable of $600,000, accrued compensation and benefits of $824,000 and other liabilities of $624,000. These cash outflows were partially offset by inflows related to an increase in other assets of $167,000 and prepaid income taxes and income taxes receivable of $103,000.

Net cash used by investing activities for the year ended December 29, 2019 was $13.0 million primarily related to the acquisition of the Colorado and Arizona restaurants.

Net cash used by investing activities for the year ended December 30, 2018 was $745,000 primarily related to proceeds from the sale of assets, partially offset by property, equipment and leasehold improvements, advances on notes receivable and the purchase of two franchise restaurants.

Net cash provided by financing activities in fiscal year 2019 was $4.1 million primarily from the proceeds of loan agreement with Choice Bank.

Net cash used for financing activities in fiscal year 2018 was approximately $1.1 million, which primarily consisted of debt repayments of $6.8 million partially offset by proceeds from issuance of common stock of $5.1 million and proceeds from the exercise of stock options of approximately $520,000.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of December 29, 2019, we were in compliance with all of our covenants.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours (refer to our Risk Factors included in Item 1A of this filing). While it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time, we do anticipate it will have an adverse effect on our liquidity.

Contractual Obligations

The following is a summary of our contractual obligations as of December 29, 2019:

(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Long Term Debt	$6,924	$616	$1,280	$1,347	$1,417	$1,490	$774
Financing Leases	—	—	—	—	—	—	—
Operating Lease Obligations	36,901	5,194	5,078	4,785	3,918	2,856	15,070
Total	$43,825	$5,810	$6,358	$6,132	$5,335	$4,346	$15,844

Off-Balance Sheet Arrangements

Our company does not have any off-balance sheet arrangements (as such term is defined in Item 303 of regulation S-K) that are reasonably likely to have a current or future effect on our financial condition or changes in financial condition, operating results, or liquidity.

Income Taxes

As of December 29, 2019, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $25.2 million and federal net operating loss carry-forwards for tax reporting purposes of $9.4 million which, if not used, will begin to expire in fiscal 2020 and 2038, respectively.

Recent Accounting Guidance Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment and is expected to reduce the cost and complexity of accounting for goodwill. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Instead, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. ASU 2017-04 is effective for annual and interim periods for fiscal years beginning after December 15, 2019 (our 2020 fiscal year) and will be applied on a prospective basis. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not believe this standard will have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes disclosure requirements for fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 (our 2020 fiscal year) and for interim periods within those years, with early adoption permitted. We do not believe this standard will have a significant impact on our consolidated financial statements

Inflation

The primary inflationary factors affecting our operations include food, beverage and labor costs. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. In some cases, some of our lease commitments are tied to consumer price index (“CPI”) increases. We are also subject to interest rate changes based on market conditions.

While overall inflation rates decreased in fiscal 2019 compared to fiscal 2018, there is no assurance that inflation rates will continue at their current levels.  An increase in inflation rates could contribute to some price instability.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of BBQ Holdings, Inc. are included herein, beginning on page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information requested to be disclosed by us in our reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as December 29, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of December 29, 2019, our internal control over financial reporting is effective based on these criteria.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within BBQ Holdings have been detected.

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

Code of Ethics

We have adopted a Code of Ethics specifically applicable to our CEO, CFO and Key Financial & Accounting Management. In addition, there is a more general Code of Ethics applicable to all team members. Both of these Codes of Ethics are available on our website at www.bbq-holdings.com and copies are available free of charge to anyone requesting them.

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

35

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits:

See “exhibit index” on the page following the consolidated financial statements and related footnotes and the signature page to this Annual Report on Form 10-K.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

36

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BBQ Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of BBQ Holdings, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018 due to the adoption of ASC 842, Leases.

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

Minneapolis, Minnesota

March 27, 2020

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS
Current assets:	December 29, 2019	December 30, 2018
Cash and cash equivalents	$5,325	$11,598
Restricted cash	761	842
Accounts receivable, net of allowance for doubtful accounts of $132,000 and $192,000, respectively	4,379	4,300
Inventories	1,346	722
Prepaid income taxes and income taxes receivable	264	377
Prepaid expenses and other current assets	1,356	1,363
Assets held for sale	2,842	—
Total current assets	16,273	19,202

Property, equipment and leasehold improvements, net	19,756	10,385

Other assets:
Operating lease right-of-use assets	25,962	—
Goodwill	640	61
Intangible assets, net	2,213	1,428
Deferred tax asset, net	6,646	5,747
Other assets	1,591	1,533
	$73,081	$38,356

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,967	$3,765
Current portion of lease liabilities	4,230	—
Current portion of long-term debt and financing lease obligations	616	1,369
Accrued compensation and benefits	2,694	808
Other current liabilities	4,975	2,970
Total current liabilities	16,482	8,912

Long-term liabilities:
Lease liabilities, less current portion	26,957	—
Long-term debt, less current portion	6,258	2,411
Other liabilities	1,610	4,492
Total liabilities	51,307	15,815

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,272 and 9,085 shares issued and outstanding at December 29, 2019 and December 30, 2018, respectively	93	91
Additional paid-in capital	7,856	7,375
Retained earnings	14,423	15,075
Total shareholders’ equity	22,372	22,541
Non-controlling interest	(598)	—
Total equity	21,774	22,541
	$73,081	$38,356

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 29, 2019	December 30, 2018
Revenue:
Restaurant sales, net	$67,278	$38,051
Franchise royalty and fee revenue	12,126	13,871
Franchisee national advertising fund contributions	1,616	1,932
Licensing and other revenue	1,249	1,034
Total revenue	82,269	54,888

Costs and expenses:
Food and beverage costs	21,541	11,973
Labor and benefits costs	24,565	13,663
Operating expenses	21,269	11,932
Depreciation and amortization expenses	2,231	1,264
General and administrative expenses	10,992	7,988
National advertising fund expenses	1,616	1,932
Asset impairment, estimated lease termination charges and other closing costs, net	1,296	145
Pre-opening expenses	460	—
(Gain) loss on disposal of property and bargain purchases, net	(74)	29
Total costs and expenses	83,896	48,926

(Loss) income from operations	(1,627)	5,962

Other income (expense):
Interest expense	(494)	(493)
Interest income	215	122
Total other expense	(279)	(371)

(Loss) income before income taxes	(1,906)	5,591

Income tax benefit (expense)	659	(729)

Net (loss) income	(1,247)	4,862
Less: Net loss attributable to non-controlling interest	598	—
Net (loss) income attributable to shareholders	$(649)	$4,862

Basic net (loss) income per share attributable to shareholders	$(0.07)	$0.57
Diluted net (loss) income per share attributable to shareholders	$(0.07)	$0.56
Weighted average shares outstanding - basic	9,099	8,599
Weighted average shares outstanding - diluted	9,099	8,624

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - December 31, 2017	7,376	$70	$1,460	$11,951	$13,481	$—	$13,481
Cumulative effect of change in accounting principle	—	—	—	(1,738)	(1,738)	—	(1,738)
Common stock issued pursuant to rights offering	1,582	18	5,119	—	5,137	—	5,137
Exercise of stock options	102	2	432	—	434	—	434
Stock-based compensation	25	1	364	—	365	—	365
Net income	—	—	—	4,862	4,862	—	4,862
Balance - December 30, 2018	9,085	$91	$7,375	$15,075	$22,541	$—	$22,541
Exercise of stock options	5	—	20	—	20	—	20
Stock-based compensation	182	2	461	—	463	—	463
Other	—	—	—	(3)	(3)	—	(3)
Net loss	—	—	—	(649)	(649)	(598)	(1,247)
Balance - December 29, 2019	9,272	$93	$7,856	$14,423	$22,372	$(598)	$21,774

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 29, 2019	December 30, 2018
Cash flows from operating activities:
Net (loss) income	$(1,247)	$4,862
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,231	1,264
Stock-based compensation	463	278
Net (gain) loss on disposal of property and bargain purchases	(74)	29
Asset impairment, estimated lease termination charges and other closing costs (gain), net	1,273	(46)
Bad debts recovery	239	(30)
Deferred income taxes	(688)	639
Other non-cash items	291	(515)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,582)	(225)
Other assets	(449)	(389)
Accounts payable	258	(600)
Accrued and other liabilities	1,867	(1,390)
Cash flows provided by operating activities	2,582	3,877

Cash flows from investing activities:
Proceeds from the sale of assets	33	1,187
Purchases of property, equipment and leasehold improvements	(6,755)	(953)
Payments for acquired restaurants	(6,188)	(229)
Advances on notes receivable	(150)	(750)
Purchases of held to maturity securities	—	(6,995)
Maturity of held to maturity securities	—	6,995
Payments received on note receivable	31	—
Cash flows used for investing activities	(13,029)	(745)

Cash flows from financing activities:
Proceeds from long-term debt	4,300	—
Payments for debt issuance costs	(54)	—
Payments on long-term debt and financing lease obligations	(175)	(6,758)
Proceeds from sale of common stock, net of offering costs	—	5,120
Proceeds from exercise of stock options	22	520
Cash provided by (used for) financing activities	4,093	(1,118)

(Decrease) increase in cash, cash equivalents and restricted cash	(6,354)	2,014
Cash, cash equivalents and restricted cash, beginning of period	12,440	10,426
Cash, cash equivalents and restricted cash, end of period	$6,086	$12,440

Supplemental Disclosures
Cash paid for interest, net	$244	$292
Cash paid for income taxes, net	—	(148)

Non-cash investing and financing activities:
(Decrease) increase in accrued property and equipment purchases	(39)	22
Gift card liability assumed pursuant to acquisitions	705	—
Inventory acquired pursuant to acquisitions	103	—
Accounts receivable settled through acquisitions	993	—

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

On September 17, 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-K, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns, operates and franchises restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” As of December 29, 2019, there were 128 Famous Dave’s restaurants operating in 32 states, Canada, and the United Arab Emirates, including 32 Company-owned restaurants and 96 franchise-operated restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. On March 16, 2020, we purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. On March 9, 2020, we purchased 18 Granite City Food & Brewery restaurants in connection with a Chapter 11 bankruptcy filing.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our company and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

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

Segment reporting

We have Company-owned and franchise-operated restaurants in the United States, Canada and the United Arab Emirates, and operate within the single industry segment of foodservice. We make operating decisions on behalf of the BBQ Holdings brand which includes both Company-owned and franchise-operated restaurants. In addition, all operating expenses are reported in total and are not allocated to franchising operations for either external or internal reporting. As a result, we have concluded that we have a single reporting segment.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year

Our fiscal year ends on the Sunday nearest to December 31 of each year. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal years ended December 29, 2019 (fiscal 2019) and December 30, 2018 (fiscal 2018) each consisted of 52 weeks. Fiscal 2020, which ends on January 3, 2021, will consist of 53 weeks.

Cash and cash equivalents

Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured. Our uninsured cash and restricted cash balances were $4.6 million as of the end of each fiscal year 2019 and 2018. There have been no losses of uninsured amounts.

Restricted cash and marketing fund

We have a system-wide Marketing Development Fund, to which most Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently for use in public relations and marketing development efforts. The assets held by this fund are considered to be restricted. Accordingly, we reflect the cash related to this fund within restricted cash and reflect the liability within accounts payable on our consolidated balance sheets. We had approximately $761,000 and $700,000 in this fund as of December 29, 2019 and December 30, 2018, respectively.

In conjunction with certain lease agreements, our company was previously required to deposit amounts for undrawn letters of credit in cash collateral accounts. We had approximately $143,000 of restricted cash as of December 30, 2018, related to these undrawn letters of credit.

Accounts receivable, net

We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which our franchisees are required to submit to us. Any changes to the reserve are recorded in general and administrative expenses. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Accounts receivable balances written off have not exceeded allowances provided and we believe all accounts receivable in excess of allowances provided are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. As of December 29, 2019, we had a receivable from one franchisee in the amount of $588,000, and from another franchisee in the amount of $476,000. A portion of these receivables was reserved.

Inventories

Inventories consist principally of small wares and supplies, food and beverages, and retail goods, and are recorded at the lower of cost (first-in, first-out) or net realizable value.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Sale

As of December 29, 2019, we had assets held for sale of approximately $2.8 million related to an owned property for which we entered into an agreement to sell the property for a contract purchase price of $3.6 million.

Property, equipment and leasehold improvements, net

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. We recognize depreciation expense utilizing the straight-line method once an asset has been placed into service. The following table outlines the useful lives of our major classes of property, equipment and leasehold improvements:

Buildings	30 years
Leasehold improvements	0 - 30 years
Furniture, fixtures, equipment and software (excluding restaurant signage)	1 - 7 years
Restaurant signage	10 - 15 years
Decor	7 years

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

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is tested for impairment annually or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. Factors considered include, but are not limited to historical financial performance, a significant decline in expected future cash flows, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and operating results, and other factors that could affect fair value or otherwise indicate potential impairment. The goodwill impairment assessment involves valuing our reporting units that carry goodwill and considers their projected ability to generate income from operations and positive cash flow in future periods. The fair value assessment could change materially if different estimates and assumptions were used. No goodwill impairment charges were recognized during the years ended December 29, 2019 and December 30, 2018.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reacquired franchise rights are amortized over the life of the related franchise agreement. We evaluate reacquired franchise rights in conjunction with our impairment evaluation of long-lived assets.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $2.8 million and $2.7 million for the years ended December 29, 2019 and December 30, 2018, respectively, and are included in operating expenses for local store marketing and in national advertising fund expenses for national advertising in the consolidated statements of operations.

Research and development costs

Research and development costs represent all expenses incurred in relation to the creation of new menu and promotional offerings, recipe enhancements and documentation activities. Research and development costs were approximately $489,000 and $441,000 for the years ended December 29, 2019 and December 30, 2018, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses

All start-up and pre-opening costs are expensed as incurred. Pre-opening rent during the build-out period is included in pre-opening expense. We incurred approximately $460,000 of pre-opening expenses during the year ended December 29, 2019 and no such expense during the year ended December 30, 2018.

Leases

We lease the property for our corporate headquarters, most of our Company-owned stores, and certain office and restaurant equipment. Beginning in fiscal 2019, we adopted ASU 2016-02 - Leases (Topic 842).  Under this standard, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in its consolidated balance sheets. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. Because most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets exclude lease incentives received.

Lease terms for Company-owned stores generally range from 5-20 years with one or more five-year renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent. We have elected the short term lease exemption for certain qualifying leases with lease terms of twelve months or less and, accordingly, did not record right-of-use assets and lease liabilities.  These leases with initial terms of less than 12 months are recorded directly to occupancy expense on a straight-line basis over the term of the lease. Additionally, we have decided to utilize the package of practical expedients and the practical expedient to not reassess certain land easements. We have decided not to utilize the practical expedient to use hindsight. Certain of our leases also provide for variable lease payments in the form of percentage rent, in which additional rent is calculated as a percentage of sales in excess of a base amount, and not included in the calculation of the operating lease liability or ROU asset. Our leases have remaining lease terms of one to 20 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We recognize rent expense on a straight-line basis for our operating leases over the entire lease term, including lease renewal options and build-out periods where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. Rent expense recorded during the build-out period is reported as pre-opening expense. We account for construction allowances by recording a receivable when collectability is considered to be probable, and relieve the receivable once the cash is obtained from the landlord for the construction allowance. Construction allowances are included in the calculation of the ROU asset and related liability.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exit and disposal costs

Exit or disposal activities, including restaurant closures, include the cost of disposing of the assets and other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we remove the remaining balance of the ROU asset. Any subsequent adjustments to the related liability as a result of lease termination are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss is recorded in the same caption as the original impairment within our consolidated statements of operations.

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

The following table is a reconciliation of basic and diluted net (loss) income per common share:

	Year Ended
(in thousands, except per share data)	December 29, 2019	December 30, 2018
Net (loss) income per share – basic:
Net (loss) income attributable to shareholders	$(649)	$4,862
Weighted average shares outstanding - basic	9,099	8,599
Basic net (loss) income per share	$(0.07)	$0.57

Net (loss) income per share – diluted:
Net (loss) income attributable to shareholders	$(649)	$4,862
Weighted average shares outstanding - diluted	9,099	8,624
Diluted net (loss) income per share	$(0.07)	$0.56

There were approximately 191,000 and 111,000 stock options as of December 29, 2019 and December 30, 2018, respectively that were not included in the computation of diluted EPS because they were anti-dilutive.

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

Beginning in fiscal 2019, we adopted ASU 2018-07 – Stock Compensation, which simplifies the accounting related to nonemployee share-based payments. The update brings the accounting for nonemployees in line with that of

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

awards granted to employees. The standard allows for measurement at the grant date for equity awards as opposed to the earlier of the performance commitment date or the date performance is complete. The new standard allows an entity to use the expected term or the contractual term.

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

Revenue recognition

We recognize revenue at the point in time when food and services are provided to a restaurant Guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held). All customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time.

We recognize franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the opening of a new restaurant or upon the execution of a renewal of the related franchise agreement. Our performance obligation with respect to franchise fee revenues consists of a license to utilize our company’s brand for a specified period of time, which is satisfied equally over the life of each franchise agreement.

Area development fees are deferred until a new restaurant is opened pursuant to the area development agreement, at which time revenue is recognized on a straight-line basis over the life of the franchise agreement. Cash payments for area development agreements are typically due when an area development agreement has been executed.

Gift card breakage revenue is recognized proportionately as gift cards are redeemed utilizing an estimated breakage rate based on our company’s historical experience. Gift card breakage revenue is reported within the licensing and other revenue line item of the consolidated statements of operations.

Our company defers revenue associated with the estimated selling price of reward points earned pursuant to our loyalty program and establishes a corresponding liability. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed points.  When a Guest redeems an earned reward, we recognize revenue for the redeemed product and reduce the deferred revenue. Deferred revenue associated with our loyalty program was not material as of December 29, 2019 and December 30, 2018.

Contract liabilities consist of deferred revenue resulting from franchise fees paid by franchisees. We classify these liabilities within other current liabilities and other liabilities within our consolidated balance sheets based on the expected timing of revenue recognition associated with these liabilities. The following table reflects the change in contract liabilities between December 29, 2019 and December 30, 2018:

(in thousands)
Balance, December 30, 2018	$1,998

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognized	(680)
Balance, December 29, 2019	$1,318

The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of December 29, 2019:

(in thousands)
Fiscal Year
2020	$130
2021	114
2022	112
2023	105
2024	93
Thereafter	764
Total	$1,318

Recent Accounting Guidance

Recently adopted accounting guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU were effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption was permitted for all entities. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which allows entities to initially apply the new lease standard as of the adoption date instead of at the beginning of the earliest period presented in the financial statements. The new lease standard provides for a modified retrospective approach or current period adjustment approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. We adopted the new lease standard as of the effective date by applying the current period adjustment approach, utilizing the package of practical expedients available and the practical expedient to not reassess land easements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Under the updated standard, an entity should apply the requirements of Topic 718 to nonemployee awards, except for specific guidance on inputs to an option-pricing model and the attribution of cost. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling or goods or services as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU were effective for fiscal years beginning after December 15, 2018 and interim periods within that fiscal year. Early adoption was permitted, but no earlier than an entity’s adoption date of Topic 606. We adopted this new standard as of the effective date with no material impact on our consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)         INVENTORIES

Inventories consisted approximately of the following at:

(in thousands)	December 29, 2019	December 30, 2018
Food and beverage	$798	$389
Smallwares and supplies	548	333
	$1,346	$722

(3)         INTANGIBLE ASSETS

We have intangible assets that consist of liquor licenses, goodwill and reacquired franchise rights, net. The liquor licenses and goodwill are indefinite-lived assets and are not subject to amortization.  Reacquired franchise rights are amortized to depreciation and amortization expense on a straight-line basis over the remaining life of the reacquired franchise agreement. In fiscal 2018, we also included lease interest assets in intangible assets and amortized to occupancy costs on a straight-line basis over the remaining term of each respective lease. With the adoption of ASC 842 – Leases, these assets were included in ROU assets on the balance sheet. The amount of such reclass was approximately $768,000.

Intangible assets consisted approximately of the following at:

(in thousands)	December 29, 2019	December 30, 2018
Lease interest assets, net	-	768
Reacquired franchise rights, net	1,788	25
Goodwill	640	61
Liquor licenses	425	635
Intangible assets, net	$2,853	$1,489

The following table provides the projected future amortization of reacquired franchise rights, net for the next five years, as of December 29, 2019:

(in thousands)	Reacquired Franchise Rights, net
Fiscal 2020	$418
Fiscal 2021	418
Fiscal 2022	418
Fiscal 2023	253
Fiscal 2024	132
Thereafter	149
$1,788

We recognized amortization expense related to reacquired franchise rights of approximately $306,000 and $1,000 during the years ended December 29, 2019 and December 30, 2018, respectively, and expect to recognize the remaining balance over a period of 8 years.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)         PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment and leasehold improvements, net, consisted approximately of the following at:

(in thousands)	December 29, 2019	December 30, 2018
Land, buildings, and improvements	$28,185	$24,191
Furniture, fixtures, equipment and software	17,880	16,108
Décor	584	681
Construction in progress	483	138
Accumulated depreciation and amortization	(27,376)	(30,733)
Property, equipment and leasehold improvements, net	$19,756	$10,385

(5)         OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

(in thousands)	December 29, 2019	December 30, 2018
Gift cards payable	$2,360	$1,035
Accrued expenses	1,874	1,238
Asset retirement obligations and lease reserves	6	161
Sales tax payable	584	274
State income tax payable	—	16
Deferred franchise fees	151	207
Accrued property and equipment purchases	—	39
Other current liabilities	$4,975	$2,970

(6)         OTHER LIABILITIES

Other liabilities consisted of the following at December 29, 2019:

(in thousands)	December 29, 2019	December 30, 2018
Deferred rent	$—	$1,787
Deferred franchise fees	1,165	1,791
Miscellaneous other liabilities	216	441
Asset retirement obligations	3	16
Accrual for uncertain tax position	6	10
Long-term lease reserve	—	254
Long-term deferred compensation	220	193
Other liabilities	$1,610	$4,492

(7)         LONG-TERM DEBT AND FINANCING LEASE OBLIGATIONS

Long-term debt

On June 20, 2019 (the “Effective Date”), we entered into a Loan Agreement among our company and Choice Financial Group (“Choice”). The Loan Agreement provides for a term loan from Choice to our company set forth therein in the principal amount of up to $24.0 million and is evidenced by a promissory note (the “First Note”) executed and delivered by our company to Choice on the Effective Date. The First Note has a maturity date of June 20, 2025. The first year of the First Note (the “Draw Period”) provides for payments of interest only, with the remaining five years requiring payments of interest and principal based on a 60 month amortization period. Interest shall be payable in an amount equal to the Wall Street Journal Prime Rate, but in no circumstances shall the rate of interest be less than 5.00%. The First Note may be prepaid, partially or in full, at any time and for no prepayment penalty.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from the loan were used to repay our previous real estate loan, dated December 2, 2016, which had an outstanding balance as of the Effective Date of approximately $2.6 million. The remainder of the First Note may be drawn upon during the Draw Period, provided that there are no uncured events of default.

The Loan Agreement is secured by a mortgage and security agreement and fixture financing statement (the “First Mortgage”) granting to Choice a security interest in and title to certain real property in the state of Minnesota and as more fully described therein.

The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum debt service coverage ratio and post-closing covenant to maintain a complete deposit and cash management relationship with Choice. The Loan Agreement also places certain restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to use funds for purposes other than as stated therein, to sell or otherwise dispose of assets without the consent of Choice.

In addition, the Loan Agreement contains events of default (subject to certain materiality thresholds and grace periods), including, without limitation, payment defaults; breaches of covenants; breaches of representations and warranties; failure to perform remediation of any environmental matters on the mortgaged property, as set forth in the First Mortgage; failure to perform or observe the covenants, conditions or terms of the First Loan Agreement and related agreements; certain bankruptcy events of our company and failure to timely provide financial statements.

Also on the Effective Date, we also entered into a Revolving Promissory Note among our company and Choice. The Revolving Promissory Note provided for a revolving line of credit from Choice to our company set forth therein in the principal amount of up to $1.0 million (the “Second Note”) executed and delivered by our company to Choice on the Effective Date. The Second Note had a maturity date of December 2, 2019. The Second Note provided for monthly payments of interest only, with a balloon payment of the remaining outstanding balance and applicable interest due on the maturity date. Interest was to be payable in an amount equal to the 30-day London Interbank Offer Rate (“LIBOR”) plus 325 basis points, but in no circumstances was the rate of interest be less than 3.75%. Second Note has matured and no balance is due.

As of December 29, 2019 and December 30, 2018, the weighted average interest rate on our long-term debt was 5.0% and 4.41%, respectively. The notes pursuant to the Loan Agreements are secured by substantially all of our assets and we are subject to various financial and non-financial covenants, including debt-service coverage ratio. As of December 29, 2019, we were in compliance with all of our covenants. In the event of a default, Choice has the right to terminate its obligations under the Loan Agreements and to accelerate the payment on any unpaid principal amounts then outstanding.

Long-term debt consisted of approximately the following as of the periods presented:

(in thousands)	December 29, 2019	December 30, 2018
Term Loan	$6,924	$—
Real Estate Loan	—	2,705
Less: deferred financing costs	(50)	(131)
Less: current portion of long-term debt	(616)	(163)
Long-term debt, less current portion	$6,258	$2,411

Future minimum principal payments on long-term debt, as of December 29, 2019, were as follows:

(in thousands)
Fiscal Year
2020	$616
2021	1,280
2022	1,347

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023	1,417
2024	1,490
Thereafter	774
Total	$6,924

Financing Lease Obligation

Pursuant to an amended sale leaseback transaction, our company had an option to repurchase two properties at the end of the lease term. Because of our continuing involvement in the properties, the transaction was accounting for as a financing arrangement. As of December 30, 2018, the weighted-average interest rate of such obligation was approximately 8.09%.  The Company repaid its financing lease obligation during the fiscal year ended December 29, 2019.

(8)         COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease most of our Company-owned restaurants and office facilities under non-cancelable operating leases with remaining minimum terms ranging from one to 20 years. Our lease agreements generally contain base rent escalations that are either fixed pursuant to the lease agreement or based on the consumer price index. We are also required to pay contingent rentals on certain of our leases in amounts between 5% and 8% of gross sales above a minimum threshold. Beginning in fiscal 2019, we adopted ASC 842 – Leases. Under this standard, we determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, current portion of operating lease liabilities, and operating lease liabilities in our consolidated balance sheets. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date.

The following table sets forth certain information related to our rental activities as of the periods presented:

Year Ended
(in thousands)	December 29, 2019
Operating lease cost	$4,261
Short-term lease cost	123
Variable lease cost	31
Sublease income	(248)
Total lease cost	4,167

Year Ended
(in thousands)	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,424
Right-of-use assets obtained in exchange for new operating lease liabilities	18,458
Weighted-average remaining lease term of operating leases (in years)	9.56
Weighted-average discount rate of operating leases	5.56%

Future maturities of our lease liabilities, as of December 29, 2019, are as follows:

(in thousands)
Fiscal Year
2020	$5,194
2021	5,078

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022	4,785
2023	3,918
2024	2,856
Thereafter	15,070
Total operating lease obligations	36,901
Less imputed interest	(5,944)
Total	$30,957

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

(9)         STOCK-BASED COMPENSATION

Effective May 5, 2015, we adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of options pursuant to the 2005 plan after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by our shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of December 29, 2019, there were 237,333 shares available for grant pursuant to the 2015 Plan.

Stock options granted to employees and directors generally vest over two to five years, in monthly or annual installments, as outlined in each agreement. Options generally expire ten years from the date of grant. Compensation expense equal to the grant date fair value of the options is recognized in general and administrative expense over the applicable service period.

Stock options granted to certain non-employees either vest immediately or monthly over a period of two years. Options generally expire ten years from the date of grant. Compensation expense is recognized in general and administrative expense over the applicable service period.  In fiscal 2019, we adopted ASU 2018-07, which changes the way we account for stock options granted to non-employees. See Note 1 – Nature of Business and Significant Accounting Policies.

The incentive compensation of our Chief Executive Officer is tied to increases in our share price and calls for the issuance of freely tradable shares of our common stock upon the achievement of certain milestones.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

●	Stock price – Published trading market values of our common stock as of the date of grant.
●	Exercise price – The stated exercise price of the stock option.
●	Expected life – The simplified method as outlined in ASC 718.
●	Expected dividend – The rate of dividends that we expect to pay over the term of the stock option.
●	Volatility – Actual volatility over the most recent historical period equivalent to the expected life of the option.
●	Risk-free interest rate – The daily United States Treasury yield curve rate.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense in its consolidated statements of operations for the twelve months ended December 29, 2019 and December 30, 2018, respectively, as follows:

	Year Ended
(in thousands)	December 29, 2019	December 30, 2018
Stock options	$266	$208
Shares of common stock	—	70
Restricted stock	198	—
	$463	$278

The following is a roll-forward of our stock option activity for the periods presented:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Life in Years	(in thousands)
Options outstanding at December 31, 2017	539	$6.60	6.6	$598
Granted	90	7.67		—
Exercised	(102)	5.28		273
Canceled, forfeited or expired	(143)	5.74		231
Options outstanding at December 30, 2018	384	$7.43	6.7	$29
Granted	212	4.37		—
Exercised	(5)	3.90		6
Canceled, forfeited or expired	(138)	5.22		68
Options outstanding at December 29, 2019	453	$6.71	5.7	$28
Options exercisable at December 29, 2019	280	$7.54	5.1	$19

The following table discloses the weighted-average values of significant assumptions that we made in valuing option grants for the periods presented:

	Year Ended
	December 29, 2019	December 30, 2018
Weighted-average fair value of options granted during the period	$1.88	$3.73
Expected life (in years)	4.6	6.2
Expected dividend	$—	$—
Expected stock volatility	50.55%	45.94%
Risk-free interest rate	1.9%	2.9%

As of December 29, 2019, the total compensation cost related to unvested stock option awards was approximately $408,000, which is expected to be recognized over a period of approximately 3 years.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)        RETIREMENT SAVINGS PLANS

401(k) Plan

We have a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. The following table outlines certain information about our 401(k) plan:

	Year Ended
(dollars in thousands)	December 29, 2019	December 30, 2018
Employer contribution rate, percent of employee contributions	25.0%	25.0%
Employee contribution rate, maximum percentage of employee earnings subject to employer matching	4.0%	4.0%
Employee contributions	$570	$469
Employer match	$113	$76
Discretionary contributions	$—	$—

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

The following table outlines certain information about the DCP:

	Year Ended
(dollars in thousands)	December 29, 2019	December 30, 2018
Employer contribution rate, percent of employee contributions	25.0%	25.0%
Employee contribution rate, maximum percentage of employee earnings subject to employer matching	4.0%	4.0%
Declared interest rate	6.0%	6.0%
Employee contributions	$47	$36
Employer match and interest	$6	$17
Distributions	$32	$30

(11) RESTAURANT ACQUISITIONS

On August 6, 2018, we completed the acquisition of a Famous Dave's restaurant in Janesville, Wisconsin.  The seller of the restaurant was Team R N' B Wisconsin, LLC.  The contract purchase price of the restaurant was approximately $37,000, exclusive of closing costs plus the assumption of the gift card liability.

On October 8, 2018, we completed the acquisition of a Famous Dave's restaurant in Greenwood, Indiana.  The seller of the restaurant was Greenwood Ribs, LLC.  The contract purchase price of the restaurant was approximately $191,000, exclusive of closing costs plus the assumption of the gift card liability.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisitions were accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information available.

(in thousands)
Assets acquired:
Cash and cash equivalents	$4
Inventory	66
Property, plant, equipment and leasehold improvements, net	91
Goodwill	42
Reacquired franchise rights, net	25
Total assets acquired	228
Gift card liability assumed	(25)
Total purchase price	$203

On March 4, 2019, we completed the acquisition of the assets and operations of four Famous Dave's restaurants in Colorado (the “Colorado Restaurants”). The sellers of the Colorado Restaurants were Legendary BBQ, Inc., Quebec Square BBQ, Inc., Cornerstar BBQ, Inc., Razorback BBQ, Inc., and Larkridge BBQ, Inc.  Pursuant to the same purchase agreement as the acquisition of the Colorado Restaurants, on June 3, 2019, we completed the acquisition of the assets and operations of one Famous Dave's restaurant in Grand Junction, Colorado (the “Grand Junction Restaurant”). The seller of the Grand Junction Restaurant was Mesa Mall BBQ, Inc. The contract purchase price of the Colorado Restaurants and the Grand Junction Restaurant was approximately $4.1 million, exclusive of acquisition costs of approximately $409,000, which are reflected in general and administrative expenses, plus the assumption of the gift card liability associated with the restaurants. Accounts receivable amounts owed to our company reduced the cash required to be paid for the purchase price.  We also purchased inventory on hand as of the acquisition dates. Effective as of the closing date of the acquisitions, the franchise agreements for the Colorado Restaurants and the Grand Junction Restaurant were terminated.

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

On July 10, 2019, we completed the acquisition of the assets and operations of four Famous Dave's restaurants in Arizona (the “Arizona Restaurants”). The sellers of the Arizona Restaurants were Desert Ribs LLC, Famous Charlie LLC, Famous Freddie LLC, Famous Gracie LLC, and Famous George LLC, which were franchisees of the Company.  The

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition of the Arizona Restaurants was pursuant to the Purchase Agreement, as filed on June 26, 2019, resulting from a stalking horse bid in the sale process conducted under Sections 363 and 365 of Chapter 11 of the U.S. Bankruptcy Code.  The purchase price of the Arizona Restaurants was approximately $1.6 million in cash and approximately $1.4 million for the assumption of gift card and other liabilities as specified in the Purchase Agreement, settlement of outstanding franchise billings, and fees related to debtor-in-possession financing.  We incurred acquisition costs of approximately $166,000, which are reflected in general administrative expenses, associated with the purchase of the Arizona Restaurants. Effective as of the closing date of the acquisition, the franchise agreements for the Arizona Restaurants were terminated and outstanding receivables were considered additions to the purchase price.

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

The following table presents the allocation of assets acquired and liabilities assumed for individually immaterial acquisitions during the twelve months ended December 29, 2019:

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

Unaudited pro forma results of operations for the fiscal years ended December 29, 2019 and December 30, 2018, as if we had acquired majority ownership of all operations on January 1, 2018 is as follows. The pro forma results include estimates and assumptions which our management believes are reasonable. However, pro forma results are not necessarily

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Year Ended
	December 29, 2019	December 30, 2018
(in thousands)
Pro forma revenues	$99,053	$102,186
Pro forma net income	$75	$7,308
Basic pro forma net income per share attributable to shareholders	$0.01	$0.85
Diluted pro forma net income per share attributable to shareholders	$0.01	$0.85

(12)        INCOME TAXES

For financial reporting purposes, income (loss) before income taxes consists of the following components for the periods presented:

	Year Ended
(in thousands)	December 29, 2019	December 30, 2018
United States	$(2,072)	$5,370
Foreign	166	221
Total	$(1,906)	$5,591

The following table summarizes the income tax (expense) benefit for the periods presented:

	Year Ended
(in thousands)	December 29, 2019	December 30, 2018
Current:
Federal	$(10)	$4
State	(48)	(17)
Foreign	(25)	(77)
	(83)	(90)

Deferred:
Federal	603	(532)
State	139	(107)
	742	(639)
Total income tax (expense) benefit	$659	$(729)

The impact of uncertain tax positions taken or expected to be taken on income tax returns must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefit for the periods presented:

(in thousands)
Balance at December 31, 2017	13
Decreases due to lapses of statutes of limitations	(5)
Balance at December 30, 2018	8
Decreases due to lapses of statutes of limitations	(4)
Balance at December 29, 2019	$4

Substantially all of our unrecognized tax benefits, if recognized, would impact our effective tax rate.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The preparation of these income tax returns requires us to interpret and apply relevant federal and state income tax laws. It is common for federal and state taxing authorities to periodically examine filed tax returns. During these examinations, it is possible for taxing authorities to interpret facts or tax law differently than we do. As a result, we may be required to adjust tax liabilities affecting our effective tax rate. Tax years 2016 and forward remain subject to federal examination. Tax years 2015 and forward remain subject to state examination. It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months. The expiration of statutes of limitations would decrease our unrecognized tax benefits by approximately $4,000.

We have significant net deferred tax assets (“DTA”), which results from the net temporary timing differences between amounts recorded within our consolidated financial statements in accordance with GAAP and such amounts measured in accordance with the laws of various taxing jurisdictions and as reported in our tax returns. A DTA generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. As of December 29, 2019, the majority of our DTA resulted from net operating loss and tax credit carryforwards, which will not be realized unless we generate taxable income in the future. We evaluate our net deferred tax asset on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable and we provide for valuation allowances on those portions of the DTA that we don’t expect to realize.

Significant judgment is required in determining the realizability of our DTA. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that recognition of valuation allowances for substantially all of our DTA was not required. We recognized a valuation allowance relating to certain state net operating losses for which we believe that is it more likely than not that the benefit will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.3 million on the deferred tax asset related to these state net operating loss carryforwards.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the components of our net deferred tax assets as of the periods presented:

(in thousands)	December 29, 2019	December 30, 2018
Deferred tax asset:
Deferred rent	$—	$411
Federal net operating loss carry-forwards	1,980	1,812
State net operating loss carry-forwards	1,993	4,130
Intangible property basis difference	(7)	131
Financing lease obligation	—	299
Tax credit carryover	2,581	2,164
Accrued expenses	168	205
Stock-based compensation	187	103
Deferred revenue	693	666
Lease reserve	8,060	107
Accrued and deferred compensation	53	36
Contribution carryover	50	46
Transaction and organization costs	121	—
Inventories	10	5
Total deferred tax asset	$15,889	$10,115

Deferred tax liability:
Property and equipment basis difference	$(755)	$(568)
Inventories	(146)	(83)
Prepaid expenses	(365)	(236)
Right of use asset	(6,664)	—
Total deferred tax liability	$(7,930)	$(887)

Net deferred tax assets	7,959	9,228
Valuation allowance	(1,313)	(3,481)
Deferred tax asset, net	$6,646	$5,747

During the year ended December 29, 2019, the net change in our DTA valuation allowance was approximately $2,168,000.

As of December 29, 2019, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $25.2 million and federal net operating loss carry-forwards for tax reporting purposes of $9.4 million which, if not used, will begin to expire in fiscal 2020 and 2038, respectively.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation from our statutory tax rate to our effective tax rate for the periods presented:

	Year Ended
	December 29, 2019	December 30, 2018
Federal statutory tax rate	21.0%	21.0%
State taxes, net of valuation allowance and federal benefit	(4.7)	2.2
Deferred rate change	11.9	(0.6)
Foreign taxes	(2.0)	1.4
Tax effect of permanent differences	0.5	(0.1)
Tax effect of general business credits	24.3	(3.4)
Tax effect of foreign tax credit	2.0	(3.2)
Uncertain tax positions	0.3	(0.1)
Return to provision update	(173.8)	(15.7)
Change in valuation allowance	171.8	11.5
Other	0.9	—
Effective tax rate	52.2%	13.0%

(13)        ASSET IMPAIRMENT, ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS

The following is a summary of asset impairment, estimated lease termination and other closing costs for the periods presented:

	Year Ended
(dollars in thousands)	December 29, 2019	December 30, 2018
Asset impairments, net	$282	$89
Lease termination charges (income) and related costs	926	(271)
Restaurant closure expenses	88	327
Asset impairment, estimated lease termination charges and other closing costs	$1,296	$145

Below reflects the change in our reserve for lease termination costs for the periods presented:

			Deductions
			Credits to
		Additions	Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Year Ended December 29, 2019
Reserve for lease termination costs and asset retirement obligations	$431	182	(605)	$8

Year Ended December 30, 2018
Reserve for lease termination costs and asset retirement obligations	$1,799	511	(1,879)	$431

These amounts were recorded in other current liabilities or other liabilities depending on when we expected the amounts to be paid.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We had no assets measured at fair value in our consolidated balance sheets as of December 29, 2019 and December 30, 2018 except for the assets recorded at fair value in conjunction with restaurant acquisitions. See Note 11 –Restaurant Acquisition.

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

On November 1, 2017, we sold our Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, we remained the primary obligor of the lease. As of December 29, 2019, the amount of future lease payments for which we would be liable in the event of a default was approximately $393,000. As the amount of such payments outweighed the amount of expected sublease income, in fiscal 2019, we recorded $200,000 as asset impairment related to ROU asset. Of such amount $159,000 approximates the present value of future minimum lease payments net of expected sublease receipts.

On July 18, 2018, we and Clark Championship Products LLC (“Clark”), an entity owned by Travis Clark, became members of Mercury BBQ LLC (“Mercury”) for the purposes of building out and operating the inaugural Clark Crew

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BBQ restaurant in Oklahoma City, Oklahoma (the “Restaurant”). Clark will own 80% of the units outstanding of Mercury and we will own 20% of the units outstanding of Mercury. Mercury shall be governed by three managers, two of which will be appointed by us and one of which will be appointed by Clark. Also in July 2019, we entered into a secured promissory note with Mercury which we amended in October 2019.  This promissory note as amended (the “Loan”) was in the amount of $3.9 million, the proceeds of which are required to be used for the build out of the Restaurant. The Loan bears interest at a rate of 8% per annum and requires payments of 100% of the excess monthly cash flows until the Loan and all interest accrued thereon is repaid. The Loan requires a balloon payment of unpaid principal and accrued interest on July 15, 2025 and may be prepaid at any time. Also on July 18, 2018, we and Clark entered into an intellectual property license agreement (the “License Agreement”) pursuant to which Clark granted to us an exclusive license to use and sublicense the patents, trademarks, trade names, service marks, logos and designs related to Clark Crew BBQ restaurants and products. The term of the License Agreement is indefinite and may only be terminated by mutual written consent, unless we breach the License Agreement.

Because we have provided more than half of the subordinated financial support of Mercury and control Mercury via our representation on the board of managers, we have concluded that Mercury is a VIE, of which we are the primary beneficiary and must consolidate Mercury. Mercury generated a net loss of approximately $748,000, of which $598,000 was recorded as non-controlling interest on our consolidated financial statements.  As of December 29, 2019, Mercury had assets of $5.8 million, which primarily consist of fixed assets. The liabilities recognized as a result of consolidating Mercury BBQ’s results of operations do not represent additional claims on the general assets of BBQ Holdings, Inc.; rather, they represent claims against the specific assets of the Mercury BBQ’s. Conversely, assets recognized as a result of consolidating the Mercury BBQ’s results of operations do not represent additional assets that could be used to satisfy claims against the general assets of BBQ Holdings.

(16)         RELATED PARTY TRANSACTIONS

Anand D. Gala is a franchisee and currently serves as one of our directors. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations.

Charles Davidson is a franchisee of ours and is the beneficial owner of approximately 18.2% of our common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital.

The following table outlines amounts received from related parties during the years ended December 29, 2019 and December 30, 2018:

	Year Ended
(in thousands)	December 29, 2019	December 30, 2018
Revenues and NAF contributions - Anand Gala	$1,649	$1,538
Revenues and NAF contributions - Charles Davidson	314	308

The following table outlines accounts receivable, net from related parties as of December 29, 2019 and December 30, 2018:

(in thousands)	December 29, 2019	December 30, 2018
Accounts receivable, net - Anand Gala	$290	$271
Accounts receivable, net - Charles Davidson	77	44

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)         SUBSEQUENT EVENTS

We evaluated for the occurrence of subsequent events through the issuance date of our financial statements. No other recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements except as noted below.

On February 11, 2020, we entered into an Asset Purchase Agreement with Granite City Food & Brewery Ltd. (“Granite City”) to acquire certain assets associated with Granite City restaurants in connection with the Chapter 11 filing of Granite City (the “Acquisition”).  The Acquisition was approved by the Bankruptcy Court at a hearing on February 21, 2020.  The purchase price for the assets purchased was $3,650,000.  On March 9, 2020, we closed the Acquisition with cash on hand and borrowing under its existing loan agreement with Choice.

Subsequent to December 29, 2019, we obtained funding from our agreement with Choice of $8.1 million in the aggregate.  As of March 12, 2020, the balance on such note was $15.0 million.

In March 2020 the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. There have been mandates from federal, state and local authorities requiring forced closures of certain businesses, which could negatively impact our business. As of the date of this filing, certain Company-owned and franchise restaurants have been temporarily closed or only able to offer to-go or delivery. While it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak of COVID-19 and its effects on our business or results of operations at this time, we do anticipate it will have an adverse effect on our revenue and profitability in fiscal 2020.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
			Credits to
			Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Year ended December 30, 2018:
Allowance for doubtful accounts	$592	$—	$(400)	$192
Reserve for lease termination costs and asset retirement obligation	1,799	511	(1,879)	431
Reserve for corporate severance	355	98	(453)	—

Year ended December 29, 2019:
Allowance for doubtful accounts	$192	$74	$(133)	$132
Reserve for lease termination costs and asset retirement obligation	431	182	(605)	8

EXHIBITS

Exhibit No.		Description
3.1		Articles of Incorporation, dated March 29, 2019, incorporated by reference to Exhibit 3.1 to Form 8-K12B filed on September 17, 2019.

3.2		Bylaws, dated March 29, 2019, incorporated by reference to Exhibit 2.1 of Form 8-K12B filed on September 17, 2019.

4.1	*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1

Trademark License Agreement between BBQ Holdings, Inc. and Grand Pines Resorts, Inc., incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 (File No. 333-10675) filed on August 23, 1996

10.2		Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008 †

10.3		Amended and Restated 2005 Stock Incentive Plan (as amended through January 21, 2013), incorporated by reference to Exhibit 10.6 to Form 10-K filed March 15, 2013 †

10.4		Form of Director Restricted Stock Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-K filed March 13, 2015 †

10.5		BBQ Holdings, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 8, 2015 †

10.6		Amendment No. 1 to 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 31, 2015 †

10.7		Amendment No. 2 to 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 6, 2015 †

10.8		Form of Indemnification Agreement between BBQ Holdings, Inc. and each of its directors and officers, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 6, 2015

10.9		Schedule of directors and officers subject to Indemnification Agreements in the form of Exhibit 10.30, incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 6, 2015

10.10		Stock Purchase Agreement dated November 10, 2017 between BBQ Holdings, Inc. and PW Partners, LLC, incorporated by reference to Exhibit 10.1 to Form 8 K filed November 13, 2017

10.11		Registration Rights Agreement dated November 10, 2017 between BBQ Holdings, Inc. and PW Partners, LLC, incorporated by reference to Exhibit 10.2 to Form 8 K filed November 13, 2017

10.12		Employment Agreement dated November 14, 2017 between BBQ Holdings, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.3 to Form 8 K filed November 13, 2017 †

10.13

Asset Purchase Agreement dated November 1, 2017 among BBQ Holdings Ribs of Maryland, Inc., BBQ Holdings Ribs, Inc., Commonwealth Blue Ribbon Restaurants, LLC and Capital Blue Ribbon Restaurants, LLC, incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S 1 filed on December 29, 2017

Exhibit No.		Description

10.14

Asset Purchase Agreement (and supplemental letter agreement) dated November 1, 2017 between BBQ Holdings Ribs of Maryland, Inc. and Capital Blue Ribbon Restaurants, LLC, incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S 1 filed on December 29, 2017

10.15

Amendment dated January 29, 2018 to Employment Agreement dated November 14, 2017 between BBQ Holdings, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.2 to Form 8-K filed January 29, 2018 †

10.16		Employment Agreement dated April 13, 2016 between BBQ Holdings, Inc. and Geovannie Concepcion, incorporated by reference to Exhibit 10.3 to Form 8-K filed January 29, 2018 †

10.17

Amendment dated January 29, 2018 to Employment Agreement dated April 13, 2016 between BBQ Holdings, Inc. and Geovannie Concepcion, incorporated by reference to Exhibit 10.4 to Form 8-K filed January 29, 2018 †

10.18		Standby Purchase Agreement, between BBQ Holdings, Inc. and PW Partners, LLC, dated January 29, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 29, 2018

10.19		Employment Agreement dated February 12, 2018 between BBQ Holdings, Inc. and Paul M. Malazita, incorporated by reference to Exhibit 10.54 to the Form 10-K filed March 5, 2018 †

10.20

BBQ Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan dated March 29, 2018, incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A, filed on April 4, 2018

10.21		Secured Promissory Note, dated July 18, 2018 between Mercury BBQ LLC and BBQ Holdings, Inc., incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 13, 2018

10.22

Intellectual Property License Agreement, dated July 18, 2018 among Travis Clark, Clark Championship Products LLC and BBQ Holdings, Inc., incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 13, 2018

10.23	*

Amendment dated November 12, 2018 to Employment Agreement dated February 12, 2018 between BBQ Holdings, Inc. and Paul M. Malazita, incorporated by reference to Exhibit 10.39 to Form 10 K filed March 4, 2019 †

10.24

Asset Purchase Agreement, dated January 29, 2019, by and among BBQ Holdings Ribs, Inc., Legendary BBQ, Inc., Cornerstar BBQ, Inc., Razorback BBQ, Inc., Larkridge BBQ, Inc., Mesa Mall BBQ, Inc., and Quebec Square BBQ, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed February 4, 2019

10.25	*	Form of Restricted Stock Agreement Granted under the Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.41 to Form 10-K filed March 4, 2019 †

10.26	*	Second Amendment, dated February 28, 2019, to employment agreement between BBQ Holdings, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.42 to Form 10-K filed March 4, 2019 †

10.27	*	Second Amendment, dated February 28, 2019, to employment agreement between BBQ Holdings, Inc. and Geovannie Concepcion, incorporated by reference to Exhibit 10.43 to Form 10-K filed March 4, 2019 †

10.28		Asset Purchase Agreement, dated March 13, 2019, by and among Famous Dave’s of America, Inc., and Big Ten Ribs, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 12, 2019

Exhibit No.		Description
10.29

Asset Purchase Agreement, dated March 13, 2019, by and among Famous Dave’s of America, Inc., and Team R n’ B Wisconsin, LLC, incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 12, 2019

10.30		Purchase Agreement, dated June 12, 2019, by and among Famous Dave’s Ribs, Inc. and General Realty CE LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2019

10.31

Purchase Agreement, dated June 20, 2019, by and among Famous Dave’s Ribs, Inc. and Desert Ribs LLC, Famous Charlie LLC, Famous Freddie LLC, Famous Gracie LLC, and Famous George LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 26, 2019

10.32

Loan Agreement dated June 20, 2019, by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. and Choice Financial Group, incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 26, 2019

10.33

Term Promissory Note dated June 20, 2019 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. to Choice Financial Group, incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 26, 2019

10.34

Revolving Promissory Note, dated June 20, 2019 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. to Choice Financial Group, incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 26, 2019

10.35

Mortgage Security Agreement and Fixture Financing Statement, dated June 20, 2019 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. to Choice Financial Group, incorporated by reference to Exhibit 10.5 to Form 8-K filed on June 26, 2019

10.36

Plan of Merger, dated September 6, 2019, among Famous Dave’s of America, Inc., BBQ Holdings, Inc., and BBQ Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K12B filed on September 17, 2019

10.37

Intellectual Property License Agreement, dated October 2, 2019 between Clark Championship Products LLC and Mercury BBQ, LLC, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2019

10.38

Amendment, dated October 2, 2019, among Travis Clark, Clark Championship Products LLC and BBQ Oklahoma, Inc., to the Intellectual Property License Agreement, dated July 13, 2018, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 12, 2019

10.39		Secured Promissory Note, dated October 2, 2019, between Mercury BBQ LLC and BBQ Oklahoma, Inc., incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 12, 2019

10.40		Offer of Employment Letter to Jim Gilbertson, dated December 17, 2019, incorporated by reference to Exhibit 10.1 to form 8-K filed January 9, 2020 †

21.0	*	Subsidiaries of BBQ Holdings, Inc.

23.1	*	Consent of Grant Thornton LLP

Exhibit No.		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*    Filed herewith

†    Management compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBQ HOLDINGS, INC.
(“Registrant”)

Dated: March 27, 2020	By:	/s/ Jeffery J. Crivello
Jeffery J. Crivello
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2020 by the following persons on behalf of the registrant, in the capacities indicated.

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