Form 10-Q
period 2020-03-29
BBQ HOLDINGS, INC.
filed 2020-05-13
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2020

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

As of May 11, 2020, 9,282,105 shares of the registrant’s Common Stock were outstanding.

BBQ HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 29, 2020 AND DECEMBER 29, 2019

(in thousands, except per share data)
(Unaudited)

ASSETS
Current assets:	March 29, 2020	December 29, 2019
Cash and cash equivalents	$8,013	$5,325
Restricted cash	971	761
Accounts receivable, net of allowance for doubtful accounts of $176,000 and $132,000, respectively	5,099	4,379
Inventories	2,434	1,346
Prepaid income taxes and income taxes receivable	264	264
Prepaid expenses and other current assets	1,210	1,356
Assets held for sale	2,842	2,842
Total current assets	20,833	16,273

Property, equipment and leasehold improvements, net	37,466	19,756

Other assets:
Operating lease right-of-use assets	71,930	25,962
Goodwill	690	640
Intangible assets, net	10,458	2,213
Deferred tax asset, net	1,610	6,646
Other assets	1,590	1,591
	$144,577	$73,081

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,097	$3,967
Current portion of lease liabilities	6,989	4,230
Current portion of long-term debt and financing lease obligations	2,020	616
Accrued compensation and benefits	1,360	2,694
Other current liabilities	8,217	4,975
Total current liabilities	25,683	16,482

Long-term liabilities:
Lease liabilities, less current portion	69,505	26,957
Long-term debt, less current portion	12,922	6,258
Other liabilities	1,245	1,610
Total liabilities	109,355	51,307

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,282 and 9,272 shares issued and outstanding on March 29, 2020 and December 29, 2019, respectively	93	93
Additional paid-in capital	7,993	7,856
Retained earnings	28,130	14,423
Total shareholders’ equity	36,216	22,372
Non-controlling interest	(994)	(598)
Total equity	35,222	21,774
	$144,577	$73,081

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MARCH 29, 2020 AND MARCH 31, 2019

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Revenue:
Restaurant sales, net	$20,318	$10,314
Franchise royalty and fee revenue	2,524	3,204
Franchisee national advertising fund contributions	282	409
Licensing and other revenue	346	266
Total revenue	23,470	14,193

Costs and expenses:
Food and beverage costs	6,754	3,360
Labor and benefits costs	7,721	3,957
Operating expenses	6,241	3,169
Depreciation and amortization expenses	1,045	264
General and administrative expenses	3,032	2,517
National advertising fund expenses	282	409
Asset impairment, estimated lease termination charges and other closing costs, net	173	407
Pre-opening expenses	25	—
Gain on disposal of property, net	(477)	(6)
Total costs and expenses	24,796	14,077

(Loss) income from operations	(1,326)	116

Other income (expense):
Interest expense	(210)	(71)
Interest income	134	54
Gain on bargain purchase	14,364	—
Total other income (expense)	14,288	(17)

Income before income taxes	12,962	99

Income tax benefit (expense)	349	(17)

Net income	13,311	82
Net loss attributable to non-controlling interest	396	—
Net income attributable to shareholders	$13,707	$82

Income per common share:
Basic net income per share attributable to shareholders	$1.50	$0.01
Diluted net income per share attributable to shareholders	$1.49	$0.01
Weighted average shares outstanding - basic	9,121	9,085
Weighted average shares outstanding - diluted	9,202	9,189

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

MARCH 29, 2020

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - December 29, 2019	9,272	$93	$7,856	$14,423	$22,372	$(598)	$21,774
Issuance of restricted common stock	10	0	—	—	0	—	0
Stock-based compensation			137	—	137	—	137
Net income (loss)	—	—	—	13,707	13,707	(396)	13,311
Balance - March 29, 2020	9,282	$93	$7,993	$28,130	$36,216	$(994)	$35,222

See accompanying notes to condensed consolidated financial statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARCH 29, 2020 AND MARCH 31, 2019

(in thousands)

(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$13,311	$82
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,045	264
Stock-based compensation	137	83
Net gain on disposal of property	(477)	(6)
Asset impairment, estimated lease termination charges and other closing costs (gain), net	—	386
Gain on bargain purchase	(14,364)	—
Deferred income taxes	(399)	—
Other non-cash items	(19)	33
Changes in operating assets and liabilities:
Accounts receivable, net	(720)	764
Other assets	781	53
Accounts payable	3,130	(9)
Accrued and other liabilities	(2,687)	(24)
Cash flows (used for) provided by operating activities	(262)	1,626

Cash flows from investing activities:
Proceeds from the sale of assets	—	6
Purchases of property, equipment and leasehold improvements	(949)	(221)
Payments for acquired restaurants	(3,969)	(3,841)
Advances on notes receivable	—	(150)
Payments received on note receivable	12	—
Cash flows used for investing activities	(4,906)	(4,206)

Cash flows from financing activities:
Proceeds from long-term debt	8,101	—
Payments for debt issuance costs	(35)	(15)
Payments on long-term debt and financing lease obligations	—	(137)
Cash provided by (used for) financing activities	8,066	(152)

Increase (decrease) in cash, cash equivalents and restricted cash	2,898	(2,732)
Cash, cash equivalents and restricted cash, beginning of period	6,086	12,440
Cash, cash equivalents and restricted cash, end of period	$8,984	$9,708

Supplemental Disclosures
Cash paid for interest, net	$(15)	$11

Non-cash investing and financing activities:
(Decrease) increase in accrued property and equipment purchases	—	(35)
Gift card liability assumed pursuant to acquisitions	3,968	—

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

On September 17, 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”).  As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries.  BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994.  The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, we franchise restaurants under the name “Famous Dave’s”.  As of March 29, 2020, there were 124 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 30 Company-owned restaurants and 94 franchise-operated restaurants.  The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma.  On March 9, 2020, we purchased 18 Granite City Food & Brewery restaurants (“Granite City Acquisition”) in connection with a Chapter 11 bankruptcy filing.  On March 16, 2020, we purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois.

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations.  The information furnished in these condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited financial statements represent the condensed consolidated financial statements of the Company and its subsidiaries as of March 29, 2020 and December 29, 2019, and for the three months ended March 29, 2020 and March 31, 2019. The results for the three months ended March 29, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BBQ Holding, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 as filed with the SEC on March 27, 2020.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. “Stay-at-home” orders with the exception of conducting certain essential functions, quarantines, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have had an adverse impact on the Company’s business. All of the Company's restaurants have been operating on a take-away, mobile pick-up and delivery basis only in order to protect its employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management has delayed making certain rent payments on its leased properties and is currently negotiating rent abatement and/or deferment with its landlords. For the Company's franchisees, the Company is deferring their March and April royalties. On April 30, 2020, two of the Company’s wholly-owned operating subsidiaries received funding in connection with “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief and Economic Security Act, as amended from time to time (the “Paycheck Protection Program”). Pursuant to the terms of the Business Loan Agreements and Promissory Notes the Company borrowed approximately $13.0 million in the aggregate (see Note 17).  The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. However, should the existence of the COVID-19 pandemic continue for an extended period, our future business operations, including the results of operations, cash flows and financial position will be significantly affected. We continue to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act, on us, our customers, and our vendors. Remote work arrangements have been established for our employees to the extent possible in order to maintain financial reporting systems.

Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net income for any of the periods presented.

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $1.6 million and $6.6 million as of March 29, 2020 and December 29, 2019, respectively. The primary cause of the change in the balance was due to the tax effect on the bargain purchase gain related to the Granite City Acquisition March 2020.  The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of March 29, 2020, the Company concluded that the DTA is fully realizable and that no further valuation allowance was necessary; however, the Company will continue to evaluate the DTA on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

		Three Months Ended
		March 29, 2020	March 31, 2019
Effective tax rate	%	(2.7)%	17.2%

The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The Company’s estimates are based on the information available at the time that the Company prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments due to differing interpretations of the tax laws.

Restricted cash and marketing fund

The Company has a system-wide Marketing Development Fund, to which most Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently for use in public relations and marketing development efforts. The funds held in this account are used in part to reimburse the Company for its marketing and digital services activities on behalf of the Famous Dave’s brand.  As the assets held by this fund are considered to be restricted, the Company reflects the cash related to this fund within restricted cash and reflect the liability within accounts payable on its condensed consolidated balance sheets. The Company had approximately $971,000 and $761,000 in this fund as of March 29, 2020 and December 29, 2019, respectively.

Assets Held for Sale

As of March 29, 2020, the Company had assets held for sale of approximately $2.8 million related to an owned property for which the Company entered into an agreement to sell the property for a contract purchase price of $3.6 million.

Concentrations of Credit Risk

As of March 29, 2020, the Company had a receivable from one franchisee in the amount of $653,000, and from another franchisee in the amount of $485,000.  A portion of these receivables was reserved.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
(in thousands, except per share data)	March 29, 2020	March 31, 2019
Net income per share – basic:
Net income attributable to shareholders	$13,707	$82
Weighted average shares outstanding - basic	9,121	9,085
Basic net income per share attributable to shareholders	$1.50	$0.01

Net income per share – diluted:
Net income attributable to shareholders	$13,707	$82
Weighted average shares outstanding - diluted	9,202	9,189
Diluted net income per share attributable to shareholders	$1.49	$0.01

There were approximately 228,197 and 179,000 stock options as of March 29, 2020 and March 31, 2019, respectively that were not included in the computation of diluted EPS because they were anti-dilutive.

(2)        Restaurant Acquisitions

On March 16, 2020, the Company completed the acquisition of the assets and operations of a Real Urban Barbeque restaurant in Vernon Hills, Illinois from Real Urban Barbeque VH LLC.  The contract purchase price of the restaurant was approximately $45,000, exclusive of closing costs plus the assumption of the lease, gift card and certain other liabilities. The assets acquired and the liabilities assumed were considered to be immaterial and were provisionally recorded at estimated fair values based on information available, including an ROU asset and offsetting liability of approximately $714,000.

On February 11, 2020, the Company entered into an Asset Purchase Agreement with Granite City Food & Brewery Ltd. (“Granite City”) to acquire certain assets associated with Granite City restaurants in connection with the Chapter 11 filing of Granite City.  The Granite City Acquisition was approved by the Bankruptcy Court at a hearing on February 21, 2020.  The purchase price for the assets purchased was $3,650,000 plus certain assumed liabilities including gift card liability and cure costs.  On March 9, 2020, the Company closed the Granite City Acquisition with cash on hand and borrowing under its existing loan agreement with Choice Bank.

The Granite City Acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the condensed consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired and the liabilities assumed were provisionally recorded at estimated fair values based on information available as of the end of the first quarter of fiscal 2020.

The following table presents the provisional allocation of assets acquired and liabilities assumed for the Granite City Acquisition:

(in thousands)
Assets acquired:
Cash and cash equivalents	$128
Inventory	980
Property, plant, equipment and leasehold improvements, net	17,818
Lease right-of-use asset, net of unfavorable lease value	50,968
Identifiable intangible assets, net	8,329
Total identifiable assets acquired	78,223
Liabilities assumed:
Gift card liability	(3,923)
Lease liability	(50,968)
Deferred tax liability	(4,985)
Net assets acquired	18,346
Gain on bargain purchase	14,364
Total cash consideration	$3,982

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma results of operations for the three months ended March 29, 2020 and March 31, 2019, as if the Company had acquired the Granite City operations at the beginning of each period presented is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended
	March 29, 2020	March 31, 2019
(in thousands)
Pro forma revenues	$35,874	$31,617
Pro forma net income attributable to shareholders	$13,602	$391
Basic pro forma net income per share attributable to shareholders	$1.50	$0.04
Diluted pro forma net income per share attributable to shareholders	$1.48	$0.04

(3)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	March 29, 2020	December 29, 2019
Prepaid expenses and deferred costs	$495	$405
Prepaid insurance	715	951
Prepaid expenses and other assets	$1,210	$1,356

(4)	Property, Equipment and Leasehold Improvements, net

The increase in property, equipment and leasehold improvements was primarily due to the Granite City Acquisition described in Note 2.  Property, equipment and leasehold improvements, net, consisted of the following:

(in thousands)	March 29, 2020	December 29, 2019
Land, buildings, and improvements	$23,959	$28,185
Furniture, fixtures, equipment and software	40,843	17,880
Décor	586	584
Construction in progress	351	483
Accumulated depreciation and amortization	(28,273)	(27,376)
Property, equipment and leasehold improvements, net	$37,466	$19,756

(5)          Intangible Assets, net

The Company has intangible assets that consist of liquor licenses, database, trademarks and patents, and reacquired franchise rights, net. The liquor licenses and trademarks/logos are indefinite-lived assets and are not subject to amortization.  Reacquired franchise rights are amortized to depreciation and amortization expense on a straight-line basis over the remaining life of the reacquired franchise agreement.  The database is amortized over three years.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The increase in intangible assets was due to the Granite City Acquisition described in Note 2.  Intangible assets consisted of the following:

(in thousands)	March 29, 2020	December 29, 2019
Reacquired franchise rights, net	1,683	1,788
Goodwill	690	640
Liquor licenses	837	425
Trademark/Logos/Patents	7,688	-
Database	250	-
Intangible assets, net	$11,148	$2,853

(6)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	March 29, 2020	December 29, 2019
Gift cards payable	$5,828	$2,360
Accrued expenses	1,321	1,874
Asset retirement obligations and lease reserves	6	6
Sales tax payable	911	584
Deferred franchise fees	151	151
Other current liabilities	$8,217	$4,975

(7)	Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	March 29, 2020	December 29, 2019
Deferred rent	$30	$—
Deferred franchise fees	817	1,165
Miscellaneous other liabilities	169	216
Asset retirement obligations	3	3
Accrual for uncertain tax position	6	6
Long-term lease reserve	—	—
Long-term deferred compensation	220	220
Other liabilities	$1,245	$1,610

(8)          Long-Term Debt and Financing Lease Obligations

On June 20, 2019, the Company entered into a Loan Agreement among the Company and Choice Financial Group. The Loan Agreement provides for a term loan in the principal amount of up to $24.0 million and is evidenced by a promissory note. The note has a maturity date of June 20, 2025. The first year of the note provides for payments of interest only, with the remaining five years requiring payments of interest and principal based on a 60 month amortization period. Interest shall be payable in an amount equal to the Wall

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Street Journal Prime Rate, but in no circumstances shall the rate of interest be less than 5.00%. The Note may be prepaid, partially or in full, at any time and for no prepayment penalty.

Debt outstanding under the above referenced promissory note consisted of the following as of the periods presented:

(in thousands)	March 29, 2020	December 29, 2019
Term Loan	$15,025	$6,924
Less: deferred financing costs	(83)	(50)
Less: current portion of long-term debt	(2,020)	(616)
Long-term debt, less current portion	$12,922	$6,258

The weighted-average interest rate of long-term debt outstanding as of March 29, 2020 and December 29, 2019 was 5.0%.

The Company is subject to various financial and non-financial covenants on this debt, including a debt-service coverage ratio. As of March 29, 2020, the Company was compliant with all of its covenants.

(9)        Leases

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense for the period presented is as follows:

Three Months Ended
(in thousands)	March 29, 2020
Operating lease cost	$1,596
Short-term lease cost	31
Total lease cost	$1,627

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases for the period presented is as follows:

Three Months Ended
(in thousands)	March 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,791
Right-of-use assets obtained in exchange for new operating lease liabilities	51,682
Weighted-average remaining lease term of operating leases (in years)	11
Weighted-average discount rate of operating leases	5.26

(10)        Revenue Recognition

Deferred revenue liabilities consist primarily of franchise fees which are recognized straight-line over the life of the agreements, and area development fees which are deferred until a new restaurant is opened pursuant to the agreement.  The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as March 29, 2020:

(in thousands)
Fiscal Year
2020	$83
2021	109
2022	107
2023	102
2024	93
Thereafter	474
Total	$968

The following table reflects the change in contract liabilities between March 29, 2020 and December 29, 2019:

(in thousands)
Balance, December 29, 2019	$1,318
Revenue recognized	(350)
Balance, March 29, 2020	$968

(

(11)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of options pursuant to the 2005 plan after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of March 29, 2020, there were 89,661 shares available for grant pursuant to the 2015 Plan.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Risk-free interest rate – The daily United States Treasury yield curve rate.

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three months ended March 29, 2020 and March 31, 2019, respectively, as follows:

	Three Months Ended
(in thousands)	March 29, 2020	March 31, 2019
Stock options	$72	$60
Restricted stock	65	23
	$137	$83

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at December 29, 2019	452	$6.71
Granted	120	4.27
Forfeited or expired	(22)	5.01
Options outstanding at March 29, 2020	550	$6.24	5.9

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at December 29, 2019	143	$5.00
Granted	10	3.40
Vested, outstanding	(14)	4.71
Unvested at March 29, 2020	139	$4.91	2.9

	Three Months Ended
	March 29, 2020	March 31, 2019
Weighted-average fair value of options granted during the period	$1.86	$2.33
Expected life (in years)	4.7	5.5
Expected dividend	$—	$—
Expected stock volatility	51.21%	50.31%
Risk-free interest rate	1.6%	2.5%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)        Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of asset impairment, estimated lease termination and other closing costs for the three months ended March 29, 2020 and March 31, 2019. These costs are included in asset impairment, estimated lease termination and other closing costs in the consolidated statements of operations.

	Three Months Ended
(dollars in thousands)	March 29, 2020	March 31, 2019
Asset impairments, net	$—	$348
Lease termination charges and related costs	117	20
Restaurant closure expenses	56	39
Asset impairment, estimated lease termination charges and other closing costs	$173	$407

(13)        Fair Value Measurements

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

The Company had no assets measured at fair value in its condensed consolidated balance sheets as of March 29, 2020 and December 29, 2019, except for the assets recorded at fair value in conjunction with restaurant acquisitions. See Note 2 – Restaurant Acquisition.

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

On November 1, 2017, the Company sold its Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, the Company remained the primary obligor of the lease. As of March 29, 2020, the amount of future lease payments for which the Company would be liable in the event of a default are approximately $348,000. The present value of future minimum lease payments net of expected sublease receipts was recorded as an asset impairment in fiscal year 2019.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 18, 2018, the Company and Clark Championship Products LLC (“Clark”), an entity owned by Travis Clark, became members of Mercury BBQ LLC (“Mercury”) for the purposes of building out and operating the inaugural Clark Crew BBQ restaurant in Oklahoma City, Oklahoma (the “Restaurant”). Clark will own 80% of the units outstanding of Mercury and the Company will own 20% of the units outstanding of Mercury. Mercury shall be governed by three managers, two of which will be appointed by the Company and one of which will be appointed by Clark. Also in July 2019, the Company entered into a secured promissory note with Mercury which was amended in October 2019.  This promissory note as amended (the “Loan”) was in the amount of $3.9 million, the proceeds of which are required to be used for the build out of the Restaurant. The Loan bears interest at a rate of 8% per annum and requires payments of 100% of the excess monthly cash flows until the Loan and all interest accrued thereon is repaid. The Loan requires a balloon payment of unpaid principal and accrued interest on July 15, 2025 and may be prepaid at any time. Also on July 18, 2018, the Company and Clark entered into an intellectual property license agreement (the “License Agreement”) pursuant to which Clark granted to the Company an exclusive license to use and sublicense the patents, trademarks, trade names, service marks, logos and designs related to Clark Crew BBQ restaurants and products. The term of the License Agreement is indefinite and may only be terminated by mutual written consent, unless the Company breached the License Agreement.

Because the Company has provided more than half of the subordinated financial support of Mercury and control Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. Mercury generated a net loss of approximately $496,000 during the first quarter of 2020, of which $396,000 was recorded as non-controlling interest on our consolidated financial statements.  As of March 29, 2020, Mercury’s assets included approximately $3.1 million of property, equipment and leasehold improvements, a $2.0 million ROU asset and $62,000 of inventory.  The liabilities recognized as a result of consolidating Mercury BBQ’s results of operations do not represent additional claims on the general assets of BBQ Holdings, Inc.; rather, they represent claims against the specific assets of the Mercury BBQ’s. Conversely, assets recognized as a result of consolidating the Mercury BBQ’s results of operations do not represent additional assets that could be used to satisfy claims against the general assets of BBQ Holdings.

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

(16) Related Party Transactions

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

The following table outlines amounts received from related parties during the three months ended March 29, 2020, and March 31, 2019:

	Three Months Ended
(in thousands)	March 29, 2020	March 31, 2019
Revenues and NAF contributions - Anand Gala	$344	$388
Revenues and NAF contributions - Charles Davidson	166	77

The following table outlines accounts receivable from related parties as of March 29, 2020 and December 29, 2019:

(in thousands)	March 29, 2020	December 29, 2019
Accounts receivable, net - Anand Gala	$344	$290
Accounts receivable, net - Charles Davidson	111	77

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)        Subsequent Events

On April 30, 2020, FDA and Granite City, Inc. (“GC”), wholly-owned operating subsidiaries of the Company received funding in connection with “Small Business Loans” under the Paycheck Protection Program. Pursuant to the terms of the Promissory Notes dated as of April 30, 2020, by FDA and GC in favor of Choice Financial Group, a bank operating out of the state of North Dakota, FDA borrowed $7,225,200 original principal amount, which was funded on May 1, 2020 whereas GC borrowed $5,810,800 original principal amount, which was funded on May 1, 2020 (“PPP Loans”). The PPP Loans bear interest at 1% per annum and mature in two years from the date of disbursement of funds under the PPP Loans respectively. Interest and principal payments under the PPP Loans will be deferred for a period of six months. Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that FDA or GC would not be required to repay the PPP Loans in full.

The PPP Loans contain certain covenants which, among other things, restrict the borrower’s use of the proceeds of the PPP Loans to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor of the borrower, to the extent that a default under any loan or other agreement would materially affect the borrower’s ability to repay the PPP Loans and limit the ability of the borrower to make certain changes to its ownership structure.

The COVID-19 pandemic has caused a disruption to our business.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, and due to the rapid development and fluidity of the situation, we are not able to determine the ultimate impact it will have on our financial condition.  Same store sales at our Famous Dave’s restaurants decreased 29% while same store sales at our Granite City restaurants decreased 83% during the four weeks ended April 25, 2020.  While some states and municipalities have allowed restaurants to begin opening dining rooms, restrictions limiting the number of guests continues to limit the amount of revenue generated.  It is uncertain when additional locals will allow in-restaurant dining to resume and at what capacity.  We have taken measures to mitigate our downturn in sales, including reducing labor and renegotiating rents on our restaurant properties.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On September 17, 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”).  As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries.  BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994.  We develop, own and operate restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, we franchise restaurants under the name “Famous Dave’s”.  As of March 29, 2020, there were 124 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 30 Company-owned restaurants and 94 franchise-operated restaurants.  The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma.  On March 9, 2020, we purchased 18 Granite City Food & Brewery restaurants located in 11 states.  On March 16, 2020, we purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. “Stay-at-home” orders with the exception of conducting certain essential functions, quarantines, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have had an adverse impact on our business. All of our restaurants have been operating on a take-away, mobile pick-up and delivery basis only in order to protect our employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates.

Due to the rapid development and fluidity of this situation, the full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  As such, we cannot determine its ultimate impact.

The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the periods presented:

	BBQ Holdings
	Three Months Ended	Three Months Ended
	March 29, 2020	March 31, 2019
Company-owned restaurants:
Famous Dave's	30	17
Granite City Food & Brewery	18	—
Real Urban Barbecue	1	—
Clark Crew BBQ (Note 14)	1	—
End of period	50	17
% of system	34%	12%
Franchise-operated restaurants:
Famous Dave's	94	127
Real Famous BBQ	1	—
End of period	95	127
% of system	66%	88%
System end of period total	145	144

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Fiscal year 2020, ending January 3, 2021, will have 53 weeks while fiscal year 2019 which ended December 29, 2019 included 52 weeks.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Revenue

Our revenue consists of restaurant sales, franchise-related revenue and licensing, and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty and national advertising fund payments. Currently, our domestic area development fee consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements, the one-time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant. Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners.

Costs and Expenses

Restaurant costs and expenses include food, beverage and merchandise costs; labor and benefits costs; and operating expenses, which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are restaurant management, operations, and catering support salaries, occupancy and insurance costs.

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

Results of Operations – the three months ended March 29, 2020 compared to the three months ended March 31, 2019.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

The following table presents items in our unaudited condensed consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Three Months Ended
	March 29, 2020	March 31, 2019
Food and beverage costs(1)	33.2%	32.6%
Labor and benefits costs(1)	38.0%	38.4%
Operating expenses(1)	30.7%	30.7%
Restaurant level operating margin(1)(3)	(2.0)%	(1.7)%
Depreciation and amortization expenses(2)	4.5%	1.9%
General and administrative expenses(2)	12.9%	17.7%
(Loss) income from operations(2)	(5.6)%	0.8%
(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year-round and have been open at least 24 months. Reacquired and refranchised restaurants are removed from the same store net sales base until the new ownership has been in place for at least 12 months.  Same store net sales for Company-owned restaurants for the three months ended March 29, 2020 decreased 6.8% compared to the three months ended March 31, 2019. As of March 29, 2020 and March 31, 2019, there were 14

BBQ HOLDINGS, INC. AND SUBSIDIARIES

restaurants in the same store sales base.  Same store net sales for franchise-operated restaurants for the three months ended March 31, 2020 decreased 13.1% compared to the three months ended March 31, 2019.

The overarching cause of the decrease in same store sales relates to the effects of the outbreak of a novel coronavirus (COVID-19). As a result of this pandemic, public health measures were taken to minimize exposure to this virus. These measures, many of which are government-mandated, have virtually eliminated dine-in business at our restaurants. As a result, we have seen an increase in our To-Go business, but a disproportionate decrease in our dine-in business.

Total Revenue

Our components of and changes in revenue consisted of the following for the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended
(dollars in thousands)	March 29, 2020	March 31, 2019	$ Change	% Change
Revenue:
Restaurant sales, net	$20,318	$10,314	$10,004	97.0%
Franchise royalty and fee revenue	2,524	3,204	(680)	(21.2)%
Franchisee national advertising fund contributions	282	409	(127)	(31.1)%
Licensing and other revenue	346	266	80	30.1%
Total revenue	$23,470	$14,193	$9,277	65.4%

Restaurant Sales, net

The increase in year-over-year restaurant sales, net for the three months ended March 29, 2020 was primarily a result of the acquisition of restaurants in Colorado and Arizona and the Granite City Acquisition, offset in part of the decrease in same-store sales.

On a weighted basis, for the three months ended March 29, 2020 compared to the three months ended March 31, 2019, Dine-In same store sales at Company-owned Famous Dave’s restaurants decreased by 18.4%, while To-Go same store net sales at Company-owned Famous Dave’s restaurants increased by 8.4%, driven by third-party delivery sales and curb-side pickup due to the unavailability of dine-in options as a result of the COVID-19 pandemic.

Same store sales at our Granite City restaurants decreased 71.1% during the three weeks ended March 29, 2020 compared to the three weeks ended March 31, 2019 under prior ownership.  This decrease was due to the closure of our dining rooms as of March 15, 2020.

Franchise-Related Revenue, including national advertising fund contributions

Franchise-related same store net sales decreased by 13.1%, for the three months ended March 29, 2020 compared to the three months ended March 31, 2019.  The decrease year over year net sales was due primarily to the elimination of the dine-in option for our guests due to the COVID-19 pandemic.

Licensing and Other Revenue

For the three months ended March 29, 2020, licensing and other revenue grew 30.1% to $346,000 compared to the same period of fiscal 2019.  Licensing and other revenue is primarily related to royalties earned on the sale of Famous Dave’s branded sauces, rubs, and other consumer packaged goods.

Average Weekly Net Sales and Operating Weeks

The following table shows Famous Dave’s Company-owned and franchise-operated average weekly net sales and Famous Dave’s Company-owned and franchise-operated operating weeks for the periods presented:

BBQ HOLDINGS, INC. AND SUBSIDIARIES

	Three Months Ended
	March 29, 2020	March 31, 2019
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$40,547	$46,043
Company-Owned	42,767	43,623
Full-Service	44,297	46,054
Counter-Service	34,812	37,214

Operating Weeks:
Franchise-Operated	1,223	1,573
Company-Owned	403	236
(1)	AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Average weekly sales at our Granite City restaurants were $22,994 for the three weeks ended March 29, 2020 compared to $79,474 for the three weeks ended March 31, 2019 under prior ownership. We acquired these restaurant effective March 9, 2020 and closed the dining rooms one week later due to COVID-19. There were 54 operating weeks for the Granite City restaurants for each of the periods presented.

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended
(dollars in thousands)	March 29, 2020	March 31, 2019	$ Change	% Change
Food and beverage costs	$6,754	$3,360	$3,394	101.0%

Food and beverage costs for the three months ended March 29, 2020 and March 31, 2019 represented approximately 33.2% and 32.6% of net restaurant sales, respectively. This year-over-year increase, as a percentage of net restaurant sales, was primarily driven by the acquisition of restaurants in Colorado and Arizona and the Granite City Acquisition.  A portion of the increase in food and beverage costs as a percentage of revenue relates to the decrease in sales and traffic due to closed dining rooms and the related waste of perishable items in inventory.  Management continues to work to address and reduce these costs as we better understand the COVID-19 related environment.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended
(dollars in thousands)	March 29, 2020	March 31, 2019	$ Change	% Change
Labor and benefits costs	$7,721	$3,957	$3,764	95.1%

Labor and benefits costs for the three months ended March 29, 2020 and March 31, 2019, represented approximately 38.0% and 38.4% of net restaurant sales, respectively. The year-over-year decrease during the three months ended March 29, 2020, as a percentage of net restaurant sales, was primarily driven by a concerted effort by management to increase efficiency at the restaurants.  While we benefited from these efficiencies through the first two months of the quarter, we did see increased labor costs with the Granite City Acquisition primarily due to management performing the majority of the labor as the restaurants converted from Dine-In to To-Go service as dining room closures were mandated as a result of COVID-19.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Operating Expenses

Our operating expenses consisted of the following for the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended
(dollars in thousands)	March 29, 2020	March 31, 2019	$ Change	% Change
Operating expenses	$6,241	$3,169	$3,072	96.9%

Operating expenses for the three months ended March 29, 2020 and March 31, 2019 represented approximately 30.7% net restaurant sales.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 29, 2020 and March 31, 2019 was $1.0 million and $264,000, respectively.  The increase in depreciation expense was due to improvements made to and the acquisition of additional locations.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three months ended March 29, 2020 and March 30, 2019:

	Three Months Ended
(dollars in thousands)	March 29, 2020	March 31, 2019	$ Change	% Change
General and administrative expenses	$3,032	$2,517	$515	20.5%

General and administrative expenses for the three months ended March 29, 2020 and March 31, 2019 represented approximately 12.9% and 17.7% of total revenues, respectively. The decrease in general and administrative expenses due primarily to improved efficiencies. We anticipate we will experience an increase in general and administrative expenses in the near term and we fully integrate the operations of the 18 Granite City restaurants we acquired in March 2020.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended
(dollars in thousands)	March 29, 2020	March 31, 2019
Asset impairments, net	$—	$348
Lease termination charges and related costs	117	20
Restaurant closure expenses	56	39
Asset impairment, estimated lease termination charges and other closing costs	$173	$407

Income Tax Expense

Income tax benefit for the three months ended March 29, 2020 was approximately $357,000, or 2.7% of our pretax income. Income tax expense for the three months ended March 31, 2019 was approximately $17,000, or 17.2% of our pretax income.

Basic and Diluted Net Income per Common Share Attributable to Shareholders

Net income attributable to shareholders for the three months ended March 29, 2020 was approximately $13.7 million, or $1.51 and $1.50 per basic and diluted share, respectively. The basic and diluted weighted-average number of common shares outstanding for the three months ended March 29, 2020 were approximately 9,083,000 and 9,164,000, respectively.  Net income for the three months ended March 31, 2019 was approximately $82,000, or $0.01 per basic and diluted share. The basic and diluted weighted-average number of common shares outstanding for the three months ended March 31, 2019 was approximately 9,085,000 and 9,189,000, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $8.0 million and $5.3 million as of March 29, 2020 and December 29, 2019, respectively. We used cash to purchase one Real Urban Barbeque restaurant in Illinois and 18 Granite City restaurants in 11 states.  We were able to build cash by delaying payments to our vendors as a means to combat the effect of the COVID-19 pandemic.

On June 20, 2019 we entered into a loan agreement with our lender, Choice Financial Group. The loan agreement provides for a term loan in the principal amount of up to $24.0 million. The term loan has a maturity date of June 20, 2025.  As of March 30, 2020, the term loan had an outstanding balance of approximately $15.0 million.

Our current ratio, which measures our immediate short-term liquidity, was 0.8 as of March 29, 2020, compared to 1.0 as of December 29, 2019.  The current ratio is computed by dividing total current assets by total current liabilities.

Net cash used in operating activities for the three months ended March 29, 2019 was approximately $262,000, which reflects net income of approximately $13.3 million reduced primarily by the $14.4 million non-cash bargain purchase gain on the Granite City Acquisition. Changes in operating assets and liabilities for the three months ended March 29, 2020 primarily included cash inflows from an increase in accounts payable of $3.1 million. These cash inflows were partially offset by cash outflows related to a decrease in other accrued liabilities of $2.7 million.

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

Net cash used for investing activities was approximately $4.9 million for the three months ended March 29, 2020, related to payments for acquired restaurants of $4.0 million and the purchase of property, equipment and leasehold improvements of $949,000. Net cash used for investing activities was approximately $4.2 million for the three months ended March 31, 2019, related to payments for acquired restaurants of $3.8 million, advances on notes receivable of $150,000 and the purchase of property, equipment and leasehold improvements of $221,000, partially offset by proceeds from the sale of fixed assets of $6,000.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Net cash provided by financing activities for the three months ended March 29, 2020 was approximately $8.1 million which was related to the proceeds from our loan with Choice Bank.  Such funds were used to fund operations and acquisitions.  Net cash used for financing activities for the three months ended March 31, 2019 of $152,000, primarily related to the debt repayments of $137,000 and payments for debt issuance costs of $15,000.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of March 29, 2020, we were in compliance with all of our covenants.

The COVID-19 pandemic has caused a disruption to our business.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, and due to the rapid development and fluidity of the situation, we are not able to determine the ultimate impact it will have on our financial condition.  Same store sales at our Famous Dave’s restaurants decreased 29% while same store sales at our Granite City restaurants decreased 83% during the four weeks ended April 26, 2020.  We have taken measures to mitigate our downturn in sales, including reducing labor and renegotiating rents on our restaurant properties.  Additionally, on April 30, 2020, FDA and GC, wholly-owned operating subsidiaries of our company, received funding in connection with “Small Business Loans” under the Paycheck Protection Program. Pursuant to the terms of the Promissory Notes dated as of April 30, 2020, by FDA and GC in favor of Choice Financial Group, FDA borrowed $7,225,200 original principal amount, which was funded on May 1, 2020, whereas GC borrowed $5,810,800 original principal amount, which was funded on May 1, 2020 (“PPP Loans”). The PPP Loans bear interest at 1% per annum and mature in two years from the date of disbursement of funds under the PPP Loans respectively. Interest and principal payments under the PPP Loans will be deferred for a period of six months. Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that FDA or GC would not be required to repay the PPP Loans in full.

The PPP Loans contain certain covenants which, among other things, restrict the borrower’s use of the proceeds of the PPP Loans to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor of the borrower, to the extent that a default under any loan or other agreement would materially affect the borrower’s ability to repay the PPP Loans and limit the ability of the borrower to make certain changes to its ownership structure.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 – Nature of Business and Significant Accounting Policies to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2019. Except as disclosed in Note 1 “Basis of Presentation” to the accompanying notes to the consolidated financial statements, there have been no updates to our critical accounting policies.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

The address of our website is http://www.bbq-holdings.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any BBQ Holdings shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at BBQ Holdings, Inc., 12701 Whitewater Drive, Suite 290, Minnetonka, MN 55343.

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

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

The information contained in Note 15 – Litigation of the notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A.RISK FACTORS.

The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2019, filed with the SEC on March 27, 2020, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K except as noted below.

Item 5.OTHER INFORMATION

On May 8, 2020, Mr. Joseph M. Jacobs notified the Company that he is resigning from the Board of Directors effective immediately due to the demands on his businesses arising out of the COVID-19 pandemic.  Mr. Jacobs has confirmed to the Company’s Board that his resignation is not the result of any disagreement on any matter relating to the Company’s operations, policies or practices.

Item 6.EXHIBITS

Exhibit Number	Description
10.1*	Asset Purchase Agreement, dated February 11, 2020 among the Company and Granite City Food & Brewery Ltd. and its related entities
10.2*	First Amendment to Asset Purchase Agreement, dated February 21, 2020 to Asset Purchase Agreement, dated February 11, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBQ HOLDINGS, INC.

(“Registrant”)

Dated: May 13, 2020	By:	/s/ Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 13, 2020		/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)