Form 10-Q
period 2020-06-28
BBQ HOLDINGS, INC.
filed 2020-08-12
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2020

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

As of August 10, 2020, 9,282,105 shares of the registrant’s Common Stock were outstanding.

BBQ HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 28, 2020 AND DECEMBER 29, 2019

(in thousands, except per share data)

(Unaudited)

ASSETS
Current assets:	June 28, 2020	December 29, 2019
Cash and cash equivalents	$19,919	$5,325
Restricted cash	758	761
Accounts receivable, net of allowance for doubtful accounts of $137,000 and $132,000, respectively	4,619	4,379
Inventories	2,596	1,346
Prepaid income taxes and income taxes receivable	285	264
Prepaid expenses and other current assets	1,503	1,356
Assets held for sale	3,911	2,842
Total current assets	33,591	16,273

Property, equipment and leasehold improvements, net	33,645	19,756

Other assets:
Operating lease right-of-use assets	66,540	25,962
Goodwill	651	640
Intangible assets, net	10,231	2,213
Deferred tax asset, net	4,061	6,646
Other assets	1,670	1,591
	$150,389	$73,081

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,259	$3,967
Current portion of lease liabilities	6,068	4,230
Current portion of long-term debt	8,854	616
Accrued compensation and benefits	2,341	2,694
Other current liabilities	8,798	4,975
Total current liabilities	32,320	16,482

Long-term liabilities:
Lease liabilities, less current portion	67,598	26,957
Long-term debt, less current portion	20,037	6,258
Other liabilities	1,300	1,610
Total liabilities	121,255	51,307

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,282 and 9,272 shares issued and outstanding at June 28, 2020 and December 29, 2019, respectively	93	93
Additional paid-in capital	8,104	7,856
Retained earnings	21,878	14,423
Total shareholders’ equity	30,075	22,372
Non-controlling interest	(941)	(598)
Total equity	29,134	21,774
	$150,389	$73,081

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

JUNE 28, 2020 AND JUNE 30, 2019

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue:
Restaurant sales, net	$24,306	$16,898	$44,624	$27,212
Franchise royalty and fee revenue	1,951	3,447	4,475	6,651
Franchisee national advertising fund contributions	242	471	524	880
Licensing and other revenue	580	312	926	578
Total revenue	27,079	21,128	50,549	35,321

Costs and expenses:
Food and beverage costs	7,717	5,325	14,471	8,685
Labor and benefits costs	8,066	5,819	15,787	9,776
Operating expenses	8,421	5,187	14,662	8,356
Depreciation and amortization expenses	1,378	515	2,423	779
General and administrative expenses	3,803	2,377	6,835	4,894
National advertising fund expenses	242	471	524	880
Asset impairment, estimated lease termination charges and other closing costs, net	4,779	97	4,952	504
Pre-opening expenses	2	—	27	—
Gain on disposal of property, net	(100)	(140)	(577)	(146)
Total costs and expenses	34,308	19,651	59,104	33,728

(Loss) income from operations	(7,229)	1,477	(8,555)	1,593

Other income (expense):
Interest expense	(330)	(288)	(540)	(359)
Interest income	152	33	286	87
Gain on bargain purchase	(689)	—	13,675	—
Total other (expense) income	(867)	(255)	13,421	(272)

(Loss) income before income taxes	(8,096)	1,222	4,866	1,321

Income tax benefit (expense)	1,897	(182)	2,246	(199)

Net (loss) income	(6,199)	1,040	7,112	1,122
Net (income) loss attributable to non-controlling interest	(53)	—	343	—
Net (loss) income attributable to shareholders	$(6,252)	$1,040	$7,455	$1,122

(Loss) income per common share:
Basic net (loss) income per share attributable to shareholders	$(0.68)	$0.11	$0.82	$0.12
Diluted net (loss) income per share attributable to shareholders	$(0.68)	$0.11	$0.82	$0.12
Weighted average shares outstanding - basic	9,138	9,093	9,132	9,089
Weighted average shares outstanding - diluted	9,138	9,278	9,132	9,191

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

JUNE 28, 2020

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - December 29, 2019	9,272	$93	$7,856	$14,423	$22,372	$(598)	$21,774
Issuance of restricted common stock	10	0	—	—	0	—	0
Stock-based compensation			248	—	248	—	248
Net income (loss)	—	—	—	7,455	7,455	(343)	7,112
Balance - June 28, 2020	9,282	$93	$8,104	$21,878	$30,075	$(941)	$29,134

See accompanying notes to condensed consolidated financial statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

JUNE 28, 2020 AND JUNE30, 2019

(in thousands)

(Unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$7,112	$1,122
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,423	779
Stock-based compensation	248	223
Net gain on disposal	(577)	(146)
Asset impairment, estimated lease termination charges and other closing costs, net	4,710	469
Gain on bargain purchase	(13,675)	—
Deferred income taxes	(2,295)	(6)
Other non-cash items	547	43
Changes in operating assets and liabilities:
Accounts receivable, net	(240)	(422)
Other assets	(1,991)	(411)
Accounts payable	2,292	321
Accrued and other liabilities	964	481
Cash flows (used for) provided by operating activities	(482)	2,453

Cash flows from investing activities:
Proceeds from the sale of assets	—	6
Purchases of property, equipment and leasehold improvements	(2,000)	(1,242)
Payments for acquired restaurants	(4,952)	(4,265)
Advances on notes receivable	—	(150)
Payments received on note receivable	12	8
Cash flows used for investing activities	(6,940)	(5,643)

Cash flows from financing activities:
Proceeds from long-term debt	22,058	—
Payments for debt issuance costs	(45)	(54)
Payments on long-term debt	—	(176)
Cash provided by (used for) financing activities	22,013	(230)

Increase (decrease) in cash, cash equivalents and restricted cash	14,591	(3,420)
Cash, cash equivalents and restricted cash, beginning of period	6,086	12,440
Cash, cash equivalents and restricted cash, end of period	$20,677	$9,020

Supplemental Disclosures
Cash paid for interest, net	$47	$262
Cash paid for income taxes, net	—	—

Non-cash investing and financing activities:
(Decrease) in accrued property and equipment purchases	—	(35)
Gift card liability assumed pursuant to acquisitions	3,968	—

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

On September 17, 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”).  As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries.  BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994.  The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, the Company franchises restaurants under the name “Famous Dave’s”.  As of June 28, 2020, there were 124 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 30 Company-owned restaurants and 94 franchise-operated restaurants.  The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma.  On March 9, 2020, the Company purchased 18 Granite City Food & Brewery restaurants (“Granite City Acquisition”) in connection with a Chapter 11 bankruptcy filing.  On March 16, 2020, the Company purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois.

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations.  The information furnished in these condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited financial statements represent the condensed consolidated financial statements of the Company and its subsidiaries as of June 28, 2020 and December 29, 2019, and for the three and six months ended June 28, 2020 and June 30, 2019. The results for the three and six months ended June 28, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BBQ Holding, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 as filed with the SEC on March 27, 2020.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. “Stay-at-home” orders with the exception of conducting certain essential functions, quarantines, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have had an adverse impact on the Company’s business.  In some areas, these restrictions have discouraged or precluded even carry-out orders.  Further, the COVID-19 pandemic has precipitated significant job losses and a national economic downturn that typically impacts the demand for restaurant food service.  From mid-March through April, all of the Company's restaurants operated on a take-away, mobile pick-up and delivery basis only in order to protect its employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates.  Beginning in May, the Company gradually began opening its restaurants for dine-in at 25% to 50% capacity pursuant to the regulations of the jurisdictions in which the Company operates.  By mid-June, all but one Company-owned restaurant operated under limited-capacity in-store dining. The Company cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent it can maintain off-premise sales volumes or if individuals will be comfortable returning to its dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to the Company’s operating results and financial position.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is continually evaluating the impact of this global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary.  Management has delayed making certain rent payments on its leased properties and continues to negotiate with its landlords. The Company deferred the March through June royalties due from their franchisees and offered a discount on deferred payments remitted prior to June 30, 2020.  On April 30, 2020, two of the Company’s wholly-owned operating subsidiaries received funding in connection with “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief and Economic Security Act, as amended from time to time (the “Paycheck Protection Program”). Pursuant to the terms of the Business Loan Agreements and Promissory Notes the Company borrowed approximately $13.0 million in the aggregate.  Subsequently, two of the Company’s subsidiaries borrowed approximately

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$921,000 in the aggregate under the above referenced program in May 2020 (see Note 8).  The Company was very fortunate to be able to utilize the program for each of its subsidiaries.  As a nano-cap public restaurant organization, the Company’s access to capital differs greatly from its larger competitors.  The Company requires these funds to retain, recall, and pay its loyal employees.  The Covid-19 pandemic led to a government-required shut down of dining rooms, and with the Paycheck Protection Program funds, the Company has been able to continue serving its neighbors in the communities the Company cares about so much.  While each state mandates the extent of government restrictions, those restrictions continue to suppress revenues at each of the Company’s stores, thus inhibiting the Company’s ability to build upon its cash position.  Should government restrictions increase, the Company’s cash position could be further diminished.  After a thorough review and consultation, pursuant to the guidance provided by Small Business Administration, the Company was able to certify with a high level of confidence that it met the requirements of the loans.  The Company continues to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act, on it, its customers, and its vendors. Remote work arrangements have been established for the Company’s employees to the extent possible in order to maintain financial reporting systems.

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

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $4.1 million and $6.6 million as of June 29, 2020 and December 29, 2019, respectively. The primary cause of the change in the balance was due to the tax effect on the bargain purchase gain related to the Granite City Acquisition March 2020.  The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of June 28, 2020, the Company concluded that the DTA is fully realizable and that no further valuation allowance was necessary; however, the Company will continue to evaluate the DTA on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Effective tax rate	(23.4)%	14.9%	(46.2)%	15.1%

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

Cash and cash equivalents

On May 14, 2020, the Company invested $3.5 million in a certificate of deposit (CD) through Choice Bank. The interest rate on this CD is 3.0% with an annual percentage yield of 3.04%.  Interest is compounded every 30 days and the CD automatically renews monthly.  This balance is included with cash and cash equivalents on the Company’s balance sheet.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash and marketing fund

The Company has a system-wide Marketing Development Fund, to which most Company-owned restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, currently for use in public relations and marketing development efforts. The funds held in this account are used in part to reimburse the Company for its marketing and digital services activities on behalf of the Famous Dave’s brand.  The Company also receives funds from its suppliers to be used exclusively for manager conferences and point-of-sale equipment purchases for its own stores as well as its franchisees.  As the assets held by these funds are considered to be restricted, the Company reflects the cash related to these funds within restricted cash and reflect the liability within accrued expenses on its condensed consolidated balance sheets. The Company had approximately $758,000 and $761,000 in these funds as of June 28, 2020 and December 29, 2019, respectively.

Assets Held for Sale

As of June 28, 2020, the Company had assets held for sale of approximately $3.9 million related to two owned properties for which it has entered into agreements to sell.  The contract purchase price for the two properties is $6.1 million in the aggregate.

Impairment of Assets

Management reviews property and equipment, including leasehold improvements for impairment when events or circumstances indicate these assets might be impaired pursuant to the FASB accounting guidance on impairment or disposal of long-lived assets.  The Company’s management considers such factors as the Company’s history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired.  Management bases this assessment upon the carrying value versus the fair market value of the asset and whether or not that difference is recoverable.  Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset.  If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value.

In the first half of fiscal 2020, the financial performance of the Company’s restaurants in Grand Junction, Colorado, Colorado Springs, Colorado, Madison, Wisconsin and Westbury, New York, including a history of negative cash flow as well as decreases in comparable restaurant sales, caused the Company to record impairment losses.  The recorded impairment losses of the carrying value of each restaurant’s assets consisted of the following:

Location	FF&E	ROU Asset	Total
(dollars in thousands)
Westbury, NY	$948	$-	$948
Colorado Springs, CO	462	97	559
Grand Junction, CO	1,032	1,187	2,219
Madison, WI	164	820	984
	$2,606	$2,104	$4,710

Concentrations of Credit Risk

As of June 28, 2020, the Company had a receivable from one franchisee in the amount of $531,000.  However, the Company has secured a mortgage on this franchisee’s property in Kansas City, Kansas.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net (loss) income per share – basic:
Net (loss) income attributable to shareholders	$(6,252)	$1,040	$7,455	$1,122
Weighted average shares outstanding - basic	9,138	9,093	9,132	9,089
Basic net (loss) income per share attributable to shareholders	$(0.68)	$0.11	$0.82	$0.12

Net (loss) income per share – diluted:
Net (loss) income attributable to shareholders	$(6,252)	$1,040	$7,455	$1,122
Weighted average shares outstanding - diluted	9,138	9,278	9,132	9,191
Diluted net (loss) income per share attributable to shareholders	$(0.68)	$0.11	$0.82	$0.12

There were approximately 299,617 stock options as of June 28, 2020 that were not included in the computation of diluted EPS because they were anti-dilutive.

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

The Granite City Acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the condensed consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired and the liabilities assumed were provisionally recorded at estimated fair values based on information available as of the end of the second quarter of fiscal 2020.

The following table presents the provisional allocation of assets acquired and liabilities assumed for the Granite City Acquisition:

(in thousands)
Assets acquired:
Cash and cash equivalents	$128
Inventory	980
Property, plant, equipment and leasehold improvements, net	17,818
Lease right-of-use asset, net of unfavorable lease value	50,968
Identifiable intangible assets, net	8,329
Total identifiable assets acquired	78,223
Liabilities assumed:
Gift card liability	(3,923)
Lease liability	(50,968)
Deferred tax liability	(4,752)
Net assets acquired	18,580
Gain on bargain purchase	13,675
Total cash consideration	$4,905

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma results of operations for the three and six months ended June 28, 2020 and June 30, 2019, as if the Company had acquired the Granite City operations at the beginning of each period presented is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
(in thousands)
Pro forma revenues	$27,079	$39,913	$62,953	$71,530
Pro forma net income attributable to shareholders	$(6,252)	$2,380	$7,350	$2,771
Basic pro forma net income per share attributable to shareholders	$(0.68)	$0.26	$0.80	$0.30
Diluted pro forma net income per share attributable to shareholders	$(0.68)	$0.26	$0.80	$0.30

(3)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	June 28, 2020	December 29, 2019
Prepaid expenses and deferred costs	$788	$405
Prepaid insurance	715	951
Prepaid expenses and other assets	$1,503	$1,356

(4)	Property, Equipment and Leasehold Improvements, net

The increase in property, equipment and leasehold improvements was primarily due to the Granite City Acquisition described in Note 2, offset in part by the impairment write down of assets as described in Note 1.  Property, equipment and leasehold improvements, net, consisted of the following:

(in thousands)	June 28, 2020	December 29, 2019
Land, buildings, and improvements	$32,029	$28,185
Furniture, fixtures, equipment and software	28,586	17,880
Décor	533	584
Construction in progress	543	483
Accumulated depreciation and amortization	(28,046)	(27,376)
Property, equipment and leasehold improvements, net	$33,645	$19,756

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

The increase in intangible assets was due to the Granite City Acquisition described in Note 2.  Intangible assets consisted of the following:

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	June 28, 2020	December 29, 2019
Reacquired franchise rights, net	1,471	1,788
Goodwill	651	640
Liquor licenses	868	425
Trademark/Logos/Patents	7,688	-
Database	204	-
Intangible assets, net	$10,882	$2,853

(6)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	June 28, 2020	December 29, 2019
Gift cards payable	$5,800	$2,360
Accrued expenses	1,697	1,874
Asset retirement obligations and lease reserves	6	6
Sales tax payable	1,143	584
Deferred franchise fees	152	151
Other current liabilities	$8,798	$4,975

(7)	Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	June 28, 2020	December 29, 2019
Deferred rent	$172	$—
Deferred franchise fees	783	1,165
Miscellaneous other liabilities	121	216
Asset retirement obligations	3	3
Accrual for uncertain tax position	6	6
Long-term deferred compensation	215	220
Other liabilities	$1,300	$1,610

(8)          Long-Term Debt

On June 20, 2019, the Company entered into a Loan Agreement among the Company and Choice Financial Group. The Loan Agreement provides for a term loan in the principal amount of up to $24.0 million and is evidenced by a promissory note. The note has a maturity date of June 20, 2025. The first year of the note provided for payments of interest only, with the remaining five years requiring payments of interest and principal based on a 60 month amortization period. Interest shall be payable in an amount equal to the Wall Street Journal Prime Rate, but in no circumstances shall the rate of interest be less than 5.00%. The Note may be prepaid, partially or in full, at any time and for no prepayment penalty.  The Company is subject to various financial and non-financial covenants on this debt, including a debt-service coverage ratio. As of June 28, 2020, the Company was compliant with all of its covenants.

On April 30, 2020, FDA and Granite City, Inc. (“GC”), wholly-owned operating subsidiaries of the Company received funding of approximately $7.2 million and $5.8 million, respectively, in connection with “Small Business Loans” under the Paycheck Protection Program. Subsequently, BBQ Ventures, Inc. (“Real Urban Barbeque”) and Mercury BBQ C (“Clark Crew BBQ”) received funding of approximately $121,000 and $800,000, respectively, under the above referenced program on May 6, 2020 and May 8, 2020, respectively.  These amounts were borrowed pursuant to the terms of the Promissory Notes by FDA, GC, Real Urban Barbeque and Clark Crew BBQ (“PPP Loans”), in favor of Choice Financial Group, a bank operating out of the state of North Dakota.  The Company was very fortunate to be able to utilize the program for each of its subsidiaries.  As a nano-cap public restaurant organization, the Company’s access to capital differs greatly from its larger competitors.  The Company requires these funds to retain, recall, and pay its loyal employees.  The

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covid-19 pandemic led to a government-required shut down of dining rooms, and with the Paycheck Protection Program funds, the Company has been able to continue serving its neighbors in the communities the Company cares about so much.  While each state mandates the extent of government restrictions, those restrictions continue to suppress revenues at each of the Company’s stores, thus inhibiting the Company’s ability to build upon its cash position.  Should government restrictions increase, the Company’s cash position could be further diminished.  After a thorough review and consultation, pursuant to the guidance provided by Small Business Administration, the Company was able to certify with a high level of confidence that it met the requirements of the loans.

The PPP Loans bear interest at 1% per annum and mature in two years from the date of disbursement of funds under the PPP Loans respectively. Interest and principal payments under the PPP Loans will be deferred for a period of six months. Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that FDA, GC, Real Urban Barbeque or Clark Crew BBQ would not be required to repay the PPP Loans in full.

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

Debt outstanding under the above referenced promissory notes consisted of the following as of the periods presented:

(in thousands)	June 28, 2020	December 29, 2019
Term Loan	$15,025	$6,924
PPP Loans	13,957	—
Less: deferred financing costs	(91)	(50)
Less: current portion of long-term debt	(8,854)	(616)
Long-term debt, less current portion	$20,037	$6,258

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

During the second quarter of 2020, the Company negotiated rent concession with several of its landlords due to the economic disruption to its business during the COVID-19 pandemic.  The company accounted for these lease concessions related to the effects of the COVID-19 pandemic in accordance with the lease modification accounting guidance in Topic 842, Leases. Pursuant to such guidance, the Company remeasured the modified leases using the revised terms as of the modification dates.  Adjustments were made to reflect the remeasured liability with the offset to the ROU asset.

Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses and general and administrative expenses on the statement of operations. The components of lease expense for the period presented is as follows:

	Six Months Ended	Six Months Ended
(in thousands)	June 28, 2020	June 30, 2019
Operating lease cost	$3,948	$1,564
Short-term lease cost	137	40
Variable lease cost	194	49
Sublease income	-	(138)
Total lease cost	$4,279	$1,515

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases for the period presented is as follows:

	Six Months Ended	Six Months Ended
(in thousands)	June 28, 2020	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,774	$1,721
Right-of-use assets obtained in exchange for new operating lease liabilities	51,682	14,340
Weighted-average remaining lease term of operating leases (in years)	11	9.74
Weighted-average discount rate of operating leases	5.24%	5.62%

(10)        Revenue Recognition

Deferred revenue liabilities consist primarily of franchise fees which are recognized straight-line over the life of the agreements, and area development fees which are deferred until a new restaurant is opened pursuant to the agreement.  The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of June 28, 2020:

(in thousands)
Fiscal Year
2020	$53
2021	103
2022	102
2023	99
2024	92
Thereafter	485
Total	$934

The following table reflects the change in contract liabilities between June 28, 2020 and December 29, 2019:

(in thousands)
Balance, December 29, 2019	$1,318
Revenue recognized	(384)
Balance, June 28, 2020	$934

(

(11)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. At the Company’s annual meeting of shareholders held in June 2020, its shareholders approved the amendment to the 2015 Plan to increase the number of common stock reserved for issuance from 1,000,000 to 1,500,000. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of options pursuant to the 2005 plan after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of June 28, 2020, there were 501,777 shares available for grant pursuant to the 2015 Plan.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Volatility – Actual volatility over the most recent historical period equivalent to the expected life of the option.
●	Risk-free interest rate – The daily United States Treasury yield curve rate.

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and six months ended June 28, 2020 and June 30, 2019, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Stock options	$44	$81	$125	$141
Restricted stock	67	59	123	82
	$111	$140	$248	$223

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at December 29, 2019	452	$6.71
Granted	230	3.85
Forfeited or expired	(44)	5.80
Options outstanding at June 28, 2020	638	$5.74	6.3

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at December 29, 2019	143	$5.00
Granted	10	3.40
Vested	(25)	4.84
Unvested at June 28, 2020	128	$4.91	2.7

	Six Months Ended
	June 28, 2020	June 30, 2019
Weighted-average fair value of options granted during the period	$1.81	$2.33
Expected life (in years)	5.4	5.5
Expected dividend	$—	$—
Expected stock volatility	53.64%	50.31%
Risk-free interest rate	1.1%	2.5%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)        Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of asset impairment, estimated lease termination and other closing costs for the three and six months ended June 28, 2020 and June 30, 2019. These costs are included in asset impairment, estimated lease termination and other closing costs in the consolidated statements of operations (see Note 1).

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Asset impairments, net	$4,710	$2	$4,710	$350
Lease termination charges and related costs	83	71	200	91
Restaurant closure expenses	(14)	24	42	63
Asset impairment, estimated lease termination charges and other closing costs	$4,779	$97	$4,952	$504

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

The Company had no assets measured at fair value in its condensed consolidated balance sheets as of June 28, 2020 and December 29, 2019, except for the assets recorded at fair value in conjunction with restaurant acquisitions and certain assets deemed to be impaired as of June 28, 2020 (see Notes 1 and 2).

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

On November 1, 2017, the Company sold its Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, the Company remained the primary obligor of the lease. As of June 28, 2020, the amount of future lease payments for which the Company would be liable in the event of a default are approximately $303,000. The present value of future minimum lease payments net of expected sublease receipts was recorded as an asset impairment in fiscal year 2019.

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

Because the Company has provided more than half of the subordinated financial support of Mercury and control Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. Mercury generated a net loss of approximately $429,000 during the first two quarters of 2020, of which $343,000 was recorded as non-controlling interest on our consolidated financial statements.  As of June 28, 2020, Mercury’s assets included approximately $3.0 million of property, equipment and leasehold improvements, a $1.9 million ROU asset and $150,000 of inventory.  The liabilities recognized as a result of consolidating Mercury BBQ’s results of operations do not represent additional claims on the general assets of BBQ Holdings, Inc.; rather, they represent claims against the specific assets of the Mercury BBQ’s. Conversely, assets recognized as a result of consolidating the Mercury BBQ’s results of operations do not represent additional assets that could be used to satisfy claims against the general assets of BBQ Holdings.

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

Charles Davidson, a franchisee of the Company, currently serves as a director of the Company and is the beneficial owner of approximately 18.2% of the Company’s common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital.

The following table outlines amounts received from related parties during the three months ended June 28, 2020, and June 30, 2019:

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenues and NAF contributions - Anand Gala	$281	$432	$626	$820
Revenues and NAF contributions - Charles Davidson	252	84	292	161

The following table outlines accounts receivable from related parties as of June 28, 2020 and December 29, 2019:

(in thousands)	June 28, 2020	December 29, 2019
Accounts receivable, net - Anand Gala	$203	$290
Accounts receivable, net - Charles Davidson	57	77

(17) Subsequent Events

Effective August 11, 2020, Richard Shapiro resigned from the Company’s board of directors. His departure was not the result of any disagreement with the Company, rather due to his departure from Wexford Capital LP.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On September 17, 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”).  As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries.  BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994.  We develop, own and operate restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, we franchise restaurants under the name “Famous Dave’s”.  As of June 28, 2020, there were 124 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 30 Company-owned restaurants and 94 franchise-operated restaurants.  The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma.  On March 9, 2020, we purchased 18 Granite City Food & Brewery restaurants (“Granite City Acquisition”) in connection with a Chapter 11 bankruptcy filing.  On March 16, 2020, we purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. “Stay-at-home” orders with the exception of conducting certain essential functions, quarantines, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have had an adverse impact on the Company’s business. From mid-March through April, all of our Company-owned restaurants operated on a take-away, mobile pick-up and delivery basis only in order to protect its employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates.  Beginning in May, we gradually began opening our restaurants for dine-in at 25% to 50% capacity pursuant to the regulations of the jurisdictions in which we operate.  By mid-June, all but one of our company-owned restaurants operated under limited-capacity in-store dining (see Note 1 to the financial statements).

Due to the rapid development and fluidity of this situation, we cannot determine the ultimate impact that the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations.

The following table summarizes the changes in the number of Company-owned and franchise-operated restaurants for the periods presented:

	BBQ Holdings
	Six Months Ended	Six Months Ended
	June 28, 2020	June 30, 2019
Company-owned restaurants:
Famous Dave's	30	29
Granite City Food & Brewery	18	—
Real Urban Barbecue	1	—
Clark Crew BBQ (Note 14)	1	—
End of period	50	29
% of system	34%	21%
Franchise-operated restaurants:
Famous Dave's	94	107
Real Famous BBQ	1	—
End of period	95	107
% of system	66%	79%
System end of period total	145	136

Fiscal Year

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Fiscal year 2020, ending January 3, 2021, will have 53 weeks while fiscal year 2019 which ended December 29, 2019 included 52 weeks.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue and licensing, and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty and national advertising fund payments. Currently, our domestic area development fee consists of a one-time, non-refundable payment of approximately $10,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our foreign area development agreements, the one-time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Currently, our initial, non-refundable, franchise fee for domestic growth is $45,000 per restaurant. Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners.  During the second quarter of 2020, the Company signed agreements for two new franchise locations.

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

Results of Operations – the three and six months ended June 28, 2020 compared to the three and six months ended June 30, 2019.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

The table below presents items in our unaudited condensed consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented.  Because a portion of our operating, general and administrative and depreciation expenses are fixed, as a percentage of revenue these expenses increased due to a significant drop in revenue as a result of the effects of COVID-19.

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Food and beverage costs(1)	31.7%	31.5%	32.4%	31.9%
Labor and benefits costs(1)	33.2%	34.4%	35.4%	35.9%
Operating expenses(1)	34.6%	30.7%	32.9%	30.7%
Restaurant level operating margin(1)(3)	0.4%	3.4%	(0.7)%	1.5%
Depreciation and amortization expenses(2)	5.1%	2.4%	4.8%	2.2%
General and administrative expenses(2)	14.0%	11.3%	13.5%	13.9%
(Loss) income from operations(2)	(26.7)%	7.0%	(16.9)%	4.5%
(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that are open year-round and have been open at least 24 months. Reacquired and refranchised restaurants are removed from the same store net sales base until the new ownership has been in place for at least 12 months.  Same store net sales for Company-owned Famous Dave’s restaurants for the three and six months ended June 28, 2020 decreased 22.9% and 11.5% compared to the three and six months ended June 30, 2019, respectively. As of June 28, 2020, there were 18 restaurants in the same store sales base.  Same store net sales for franchise-operated restaurants for the three and six months ended June 28, 2020 decreased 31.5% and 22.7% compared to the three and six months ended June 30, 2019, respectively.

Same store sales at our Granite City restaurants decreased 65.5% and 43.7% during the three and six months ended June 28, 2020 compared to the three and six months ended June 30, 2019 under prior ownership.  From the time of the acquisition through June 28, 2020, same store sales at these restaurants decreased 66.6% compared to the same period in the previous year under prior ownership.  This decrease was due to the closure of our dining rooms as of March 15, 2020.

The overarching cause of the decrease in same store sales relates to the effects of the outbreak of COVID-19. As a result of this pandemic, public health measures were taken to minimize exposure to this virus. These measures, many of which were government-

BBQ HOLDINGS, INC. AND SUBSIDIARIES

mandated, virtually eliminated dine-in business at our restaurants for the majority of the second quarter. As a result, we have seen an increase in our To-Go business, but a disproportionate decrease in our dine-in business.

Total Revenue

Our components of and changes in revenue consisted of the following for the three and six months ended June 28, 2020 and June 30, 2019:

	Three Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	$ Change	% Change
Revenue:
Restaurant sales, net	$24,306	$16,898	$7,408	43.8%
Franchise royalty and fee revenue	1,951	3,447	(1,496)	(43.4)%
Franchisee national advertising fund contributions	242	471	(229)	(48.6)%
Licensing and other revenue	580	312	268	85.9%
Total revenue	$27,079	$21,128	$5,951	28.2%

	Six Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	$ Change	% Change
Revenue:
Restaurant sales, net	$44,624	$27,212	$17,412	64.0%
Franchise royalty and fee revenue	4,475	6,651	(2,176)	(32.7)%
Franchisee national advertising fund contributions	524	880	(356)	(40.5)%
Licensing and other revenue	926	578	348	60.2%
Total revenue	$50,549	$35,321	$15,228	43.1%

Restaurant Sales, net

The increase in year-over-year restaurant sales, net for the three and six months ended June 28, 2020 was primarily a result of the acquisition of restaurants in Colorado and Arizona and the Granite City Acquisition, offset in part of the decrease in same-store sales.

On a weighted basis, for the three months ended June 28, 2020 compared to the three months ended June 30, 2019, dine-in same store sales at Company-owned Famous Dave’s restaurants decreased by 85.4%, while to-go same store net sales at Company-owned Famous Dave’s restaurants increased by 106.0%.  For the six months ended June 28, 2020 compared to the six months ended June 30, 2019, dine-in same store sales at these restaurants decreased by 54.0% while to-go same store net sales increased by 56.8%, driven by third-party delivery sales and curb-side pickup due to the unavailability of dine-in options as a result of the COVID-19 pandemic.

Franchise-Related Revenue, including national advertising fund contributions

Franchise-related same store net sales decreased by 31.5% and 22.7%, for the three and six months ended June 28, 2020 compared to the three and six months ended June 30, 2019, respectively.  The decrease year over year net sales was due primarily to the elimination of the dine-in option for our guests due to the COVID-19 pandemic.

Licensing and Other Revenue

For the three and six months ended June 28, 2020, licensing and other revenue grew 85.9% and 60.2%, respectively, compared to the same periods of fiscal 2019.  Licensing and other revenue is primarily related to royalties earned on the sale of Famous Dave’s branded sauces, rubs, and other consumer packaged goods.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Average Weekly Net Sales and Operating Weeks

The following table shows Famous Dave’s Company-owned and franchise-operated average weekly net sales and Famous Dave’s Company-owned and franchise-operated operating weeks for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$35,808	$51,448	$38,321	$48,571
Company-Owned	42,997	52,717	43,343	49,375
Full-Service	47,656	57,448	48,404	53,118
Counter-Service	34,950	41,850	34,371	40,567

Operating Weeks:
Franchise-Operated	1,185	1,433	2,402	3,009
Company-Owned	390	327	793	563
(1)	AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Year-to-date average weekly sales at our 18 Granite City restaurants were $478,000 through June 28, 2020. We acquired these restaurant effective March 9, 2020 and closed the dining rooms one week later due to COVID-19. In May 2020 we gradually began opening dining rooms to partial capacity pursuant to regulations of the jurisdictions in which we operate.

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three and six months ended June 28, 2020 and June 30, 2019:

	Three Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	$ Change	% Change
Food and beverage costs	$7,717	$5,325	$2,392	44.9%

	Six Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	$ Change	% Change
Food and beverage costs	$14,471	$8,685	$5,786	66.6%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Food and beverage costs for the three months ended June 28, 2020 and June 30, 2019 represented approximately 31.7% and 31.5% of net restaurant sales, respectively. Food and beverage costs for the six months ended June 28, 2020 and June 30, 2019 represented approximately 32.4% and 31.9% of net restaurant sales, respectively.  This year-over-year increase, as a percentage of net restaurant sales, was primarily driven by the acquisition of restaurants in Colorado and Arizona and the Granite City Acquisition.  A portion of the increase in food and beverage costs as a percentage of revenue relates to the decrease in sales and traffic due to closed dining rooms and the related waste of perishable items in inventory.  Management continues to work to address and reduce these costs as we better understand the changing COVID-19 related environment.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three and six months ended June 28, 2020 and June 30, 2019:

	Three Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	$ Change	% Change
Labor and benefits costs	$8,066	$5,819	$2,247	38.6%

	Six Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	$ Change	% Change
Labor and benefits costs	$15,787	$9,776	$6,011	61.5%

Labor and benefits costs for the three months ended June 28, 2020 and June 30, 2019, represented approximately 33.2% and 34.4% of net restaurant sales, respectively. Labor and benefits costs for the six months ended June 28, 2020 and June 30, 2019, represented approximately 35.4% and 35.9 of net restaurant sales, respectively. The year-over-year decrease as a percentage of net restaurant sales, was driven in part by a concerted effort by management to increase efficiency at the restaurants and in part by the decrease in labor needed as dining room closures were mandated as a result of COVID-19.  The Company furloughed approximately 76.5% of its workforce as a means to control labor costs.

Operating Expenses

Our operating expenses consisted of the following for the three and six months ended June 28, 2020 and June 30, 2019:

	Three Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	$ Change	% Change
Operating expenses	$8,421	$5,187	$3,234	62.3%

	Six Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	$ Change	% Change
Operating expenses	$14,662	$8,356	$6,306	75.5%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Operating expenses for the three and six months ended June 28, 2020 represented approximately 34.6% and 32.9% of net restaurant sales, respectively.  Operating expenses represented approximately 30.7% of net restaurant sales for the comparable three and six month periods of fiscal 2019.  This year over year increase in expense a percentage of net restaurant sales was due primarily to the reduced revenue resulting from the effects of COVID-19.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 28, 2020 and June 30, 2019 was $1.4 million and $515,000, respectively.  For the six months ended June 28, 2020 and June 30, 2019, depreciation and amortization expense was $2.4 million and $779,000, respectively.  The increase in depreciation and amortization expense was due to improvements made to and the acquisition of additional locations.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three and six months ended June 28, 2020 June 30, 2019:

	Three Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	$ Change	% Change
General and administrative expenses	$3,803	$2,377	$1,426	60.0%

	Six Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	$ Change	% Change
General and administrative expenses	$6,835	$4,894	$1,941	39.7%

General and administrative expenses for the three months ended June 28, 2020 and June and June 30, 2019 represented approximately 14.0% and 11.3% of total revenues, respectively. General and administrative expenses for the six months ended June 28, 2020 and June and June 30, 2019 represented approximately 13.5% and 13.9% of total revenues, respectively. The increase in general and administrative expenses in the second quarter of 2020 was due primarily to the integration of the operations of the 18 Granite City restaurants we acquired in March 2020.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Asset impairments, net	$4,710	$2	$4,710	$350
Lease termination charges and related costs	83	71	200	91
Restaurant closure expenses	(14)	24	42	63
Asset impairment, estimated lease termination charges and other closing costs	$4,779	$97	$4,952	$504

Income Tax Expense

Income tax benefit for the three and six months ended June 28, 2020 was approximately $1.9 million, or 23.4% of our pretax loss and $2.2 million or 46.2% of our pretax income, respectively. Income tax expense for the three and six months ended June 30, 2019, $182,000 or 14.9% and $199,000 or 15.1% of pretax income.

Basic and Diluted Net Income per Common Share Attributable to Shareholders

Net loss attributable to shareholders for the three months ended June 28, 2020 was approximately $6.3 million, or $0.68 per basic and diluted share, compared to net income attributable to shareholders of $1.0 million or $0.11 per basic and diluted share for the three months ended June 30, 2019.  Net income attributable to shareholders for the six months ended June 28, 2020 was approximately $7.5 million, or $0.82 per basic and diluted share, compared to net income attributable to shareholders of $1.1 million or $0.12 per basic and diluted share for the six months ended June 30, 2019.  The basic and diluted weighted-average number of common shares outstanding for the three and six months ended June 28, 2020 were approximately 9,138,000.  The basic and diluted weighted-average number of common shares outstanding for the three months ended June 30, 2019 were approximately 9,093,000 and 9,278,000, respectively, while the basic and diluted number of common shares outstanding for the six months ended June 30, 2019 were 9,089,000 and 9,191,000, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $19.9 million and $5.3 million as of June 28, 2020 and December 29, 2019, respectively. We drew approximately $8.1 million on our loan agreement with Choice Financial Group and received approximately $14.0 million in PPP Loans (see note 8 to the financial statements).  We used cash to purchase one Real Urban Barbeque restaurant in Illinois and 18 Granite City restaurants in 11 states (see note 2 to the financial statements).  We were able to build additional cash by delaying payments to our vendors as a means to combat the effect of the COVID-19 pandemic.

On June 20, 2019 we entered into a loan agreement with our lender, Choice Financial Group. The loan agreement provides for a term loan in the principal amount of up to $24.0 million. The term loan has a maturity date of June 20, 2025.  As of June 28, 2020, the term loan had an outstanding balance of approximately $15.0 million.

Our current ratio, which measures our immediate short-term liquidity, was 1.0 as of June 28, 2020 and December 29, 2019.  The current ratio is computed by dividing total current assets by total current liabilities.

Net cash used in operating activities for the six months ended June 28, 2020 was approximately $482,000, which reflects net income of approximately $7.1 million reduced primarily by the $13.6 million non-cash bargain purchase gain on the Granite City Acquisition and increased by $4.7 million non-cash impairment expense. Changes in operating assets and liabilities for the six months ended June 28, 2020 primarily included cash outflows from an increase in prepaids and other assets of $2.2 million, offset in part by cash inflows of $3.3 million from an increase in accounts payable and other accrued liabilities.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Net cash used for investing activities was approximately $6.9 million for the six months ended June 28, 2020, related to payments for acquired restaurants of $5.0 million and the purchase of property, equipment and leasehold improvements of $2.0 million. Net cash used for investing activities was approximately $5.6 million for the six months ended June 30, 2019, related to payments for acquired restaurants of $4.3 million, advances on notes receivable of $150,000 and the purchase of property, equipment and leasehold improvements of $1.2 million..

Net cash provided by financing activities for the three months ended June 28, 2020 was approximately $22.1 million which was related to the proceeds from our loan with Choice Bank and the proceeds from our PPP Loans.  Such funds from our loan with Choice Bank were used to fund acquisitions while the funds from the PPP Loans were used to fund operations.  Net cash used for financing activities for the six months ended June 30, 2019 of $230,000, primarily related to the debt repayments of $176,000 and payments for debt issuance costs of $54,000.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of June 28, 2020, we were in compliance with all of our covenants.

The COVID-19 pandemic has caused a disruption to our business.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, and due to the rapid development and fluidity of the situation, we are not able to determine the ultimate impact it will have on our financial condition.  While we have seen improvement in sales, same store sales at our Famous Dave’s restaurants decreased 7.4% while same store sales at our Granite City restaurants decreased 33% during the four weeks ended July 26, 2020.  We have taken measures to mitigate our downturn in sales, including reducing labor and renegotiating rents on our restaurant properties.  Additionally, on April 30, 2020, FDA and GC, received funding in connection with “Small Business Loans” under the Paycheck Protection Program. Subsequently, Real Urban Barbeque and Clark Crew BBQ received funding under the above referenced program on May 6, 2020 and May 8, 2020, respectively.  Pursuant to the terms of these PPP Loans, in favor of Choice Financial Group, the original principal amount borrowed was approximately $14.0 million.  The PPP Loans bear interest at 1% per annum and mature in two years from the date of disbursement of funds under the PPP Loans respectively. Interest and principal payments under the PPP Loans will be deferred for a period of six months. Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that FDA or GC would not be required to repay the PPP Loans in full.

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

Item 6.EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 19, 2020.
10.2	Promissory Note dated April 30, 2020 between Granite City, Inc. and Choice Financial Group, incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 1, 2020.
10.3	Promissory Note dated April 30, 2020 between Famous Dave’s of America, Inc. and Choice Financial Group, incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 1, 2020.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBQ HOLDINGS, INC.

(“Registrant”)

Dated: August 12, 2020	By:	/s/ Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 12, 2020		/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)