Form 10-Q
period 2020-09-27
BBQ HOLDINGS, INC.
filed 2020-11-10
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
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

As of November 4, 2020, 9,284,105 shares of the registrant’s Common Stock were outstanding.

BBQ HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2020 AND DECEMBER 29, 2019

(in thousands, except per share data)

(Unaudited)

ASSETS
Current assets:	September 27, 2020	December 29, 2019
Cash and cash equivalents	$19,551	$5,325
Restricted cash	959	761
Accounts receivable, net of allowance for doubtful accounts of $176,000 and $132,000, respectively	3,885	4,379
Inventories	2,490	1,346
Prepaid income taxes and income taxes receivable	285	264
Prepaid expenses and other current assets	638	1,356
Assets held for sale	3,911	2,842
Total current assets	31,719	16,273

Property, equipment and leasehold improvements, net	33,131	19,756

Other assets:
Operating lease right-of-use assets	64,833	25,962
Goodwill	651	640
Intangible assets, net	10,117	2,213
Deferred tax asset, net	4,264	6,646
Other assets	1,691	1,591
	$146,406	$73,081

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,952	$3,967
Current portion of lease liabilities	6,459	4,230
Current portion of long-term debt	2,749	616
Accrued compensation and benefits	2,225	2,694
Other current liabilities	8,467	4,975
Total current liabilities	24,852	16,482

Long-term liabilities:
Lease liabilities, less current portion	65,319	26,957
Long-term debt, less current portion	25,483	6,258
Other liabilities	1,386	1,610
Total liabilities	117,040	51,307

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,284 and 9,272 shares issued and outstanding at September 27, 2020 and December 29, 2019, respectively	93	93
Additional paid-in capital	8,278	7,856
Retained earnings	22,206	14,423
Total shareholders’ equity	30,577	22,372
Non-controlling interest	(1,211)	(598)
Total equity	29,366	21,774
	$146,406	$73,081

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue:
Restaurant sales, net	$32,559	$20,451	$78,251	$48,267
Franchise royalty and fee revenue	2,153	2,909	6,628	9,560
Franchisee national advertising fund contributions	302	395	826	1,275
Licensing and other revenue	497	261	1,423	839
Total revenue	35,511	24,016	87,128	59,941

Costs and expenses:
Food and beverage costs	9,735	6,383	24,206	15,068
Labor and benefits costs	11,189	7,477	26,976	17,253
Operating expenses	10,521	6,470	26,251	15,430
Depreciation and amortization expenses	1,397	576	3,820	1,355
General and administrative expenses	3,138	2,653	9,973	7,547
National advertising fund expenses	302	395	826	1,275
Asset impairment, estimated lease termination charges and other closing costs, net	(138)	214	4,814	718
Pre-opening expenses	(120)	94	(93)	94
Gain on disposal of property, net	(530)	(28)	(1,107)	(174)
Total costs and expenses	35,494	24,234	95,666	58,566

Income (loss) from operations	17	(218)	(8,538)	1,375

Other income (expense):
Interest expense	(326)	(33)	(866)	(392)
Interest income	94	27	380	114
Gain on bargain purchase	—	—	13,675	—
Total other (expense) income	(232)	(6)	13,189	(278)

(Loss) income before income taxes	(215)	(224)	4,651	1,097

Income tax benefit (expense)	273	174	2,519	(25)

Net income (loss)	58	(50)	7,170	1,072
Net loss attributable to non-controlling interest	270	67	613	67
Net income attributable to shareholders	$328	$17	$7,783	$1,139

Income per common share:
Basic net income per share attributable to shareholders	$0.04	$0.00	$0.85	$0.13
Diluted net income per share attributable to shareholders	$0.04	$0.00	$0.85	$0.12
Weighted average shares outstanding - basic	9,151	9,105	9,138	9,095
Weighted average shares outstanding - diluted	9,158	9,279	9,145	9,193

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SEPTEMBER 27, 2020

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - December 29, 2019	9,272	$93	$7,856	$14,423	$22,372	$(598)	$21,774
Issuance of restricted common stock	12	0	(0)	—	—	—	—
Stock-based compensation			422	—	422	—	422
Net income (loss)	—	—	—	7,783	7,783	(613)	7,170
Balance - September 27, 2020	9,284	$93	$8,278	$22,206	$30,577	$(1,211)	$29,366

See accompanying notes to condensed consolidated financial statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019

(in thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net income	$7,170	$1,072
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	3,820	1,355
Stock-based compensation	422	354
Net gain on disposal	(1,080)	(174)
Asset impairment, estimated lease termination charges and other closing costs, net	4,788	660
Gain on bargain purchase	(13,675)	—
Deferred income taxes	(2,569)	36
Other non-cash items	488	213
Changes in operating assets and liabilities:
Accounts receivable, net	494	(495)
Other assets	(867)	(580)
Accounts payable	985	1,371
Accrued and other liabilities	671	(356)
Cash flows provided by operating activities	647	3,456

Cash flows from investing activities:
Proceeds from the sale of assets	27	33
Purchases of property, equipment and leasehold improvements	(2,671)	(3,792)
Payments for acquired restaurants	(4,952)	(6,188)
Advances on notes receivable	—	(150)
Payments received on note receivable	24	20
Cash flows used for investing activities	(7,572)	(10,077)

Cash flows from financing activities:
Proceeds from long-term debt	22,058	—
Payments for debt issuance costs	(45)	(54)
Payments on long-term debt	(664)	(176)
Cash provided by (used for) financing activities	21,349	(230)

Increase (decrease) in cash, cash equivalents and restricted cash	14,424	(6,851)
Cash, cash equivalents and restricted cash, beginning of period	6,086	12,440
Cash, cash equivalents and restricted cash, end of period	$20,510	$5,589

Supplemental Disclosures
Cash paid for interest, net	$829	$275
Cash paid for income taxes, net	—	—

Non-cash investing and financing activities:
(Decrease) in accrued property and equipment purchases	—	(39)
Gift card liability assumed pursuant to acquisitions	3,923	705
Accounts receivable settled through acquisitions	—	993

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

On September 17, 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”).  As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries.  BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994.  The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, the Company franchises restaurants under the name “Famous Dave’s”.  As of September 27, 2020, there were 127 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 29 Company-owned restaurants and 98 franchise-operated restaurants.  In October 2020, the Company signed a 25-unit development agreement with Bluestone Hospitality Group (“Bluestone”) whereby Bluestone will open Famous Dave’s ghost kitchens and dual restaurant concepts with the Johnny Carino’s Italian brand.  The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma.  On March 9, 2020, the Company purchased 18 Granite City Food & Brewery restaurants (“Granite City Acquisition”) in connection with a Chapter 11 bankruptcy filing.  On March 16, 2020, the Company purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois.

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations.  The information furnished in these condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited financial statements represent the condensed consolidated financial statements of the Company and its subsidiaries as of September 27, 2020 and December 29, 2019, and for the three and nine months ended September 27, 2020 and September 29, 2019. The results for the three and nine months ended September 27, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BBQ Holding, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 as filed with the SEC on March 27, 2020.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. “Stay-at-home” orders with the exception of conducting certain essential functions, quarantines, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have had an adverse impact on the Company’s business.  In some areas, these restrictions have discouraged or precluded even carry-out orders.  Further, the COVID-19 pandemic has precipitated significant job losses and a national economic downturn that typically impacts the demand for restaurant food service.  From mid-March through April, all of the Company's restaurants operated on a take-away, mobile pick-up and delivery basis only in order to protect its employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates.  Beginning in May, the Company gradually began opening its restaurants for dine-in at 25% to 50% capacity pursuant to the regulations of the jurisdictions in which the Company operates.  While all but one Company-owned restaurant began operating under limited-capacity in-store dining by mid-June 2020, in late October, some locations were required to reduce or eliminate in-store dining due to new COVID restrictions. Although the Company has experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on its business remains uncertain, the duration and scope of which cannot currently be predicted. The Company cannot predict what additional restrictions may be enacted, to what extent it can maintain off-premise sales volumes or if individuals will be comfortable returning to its dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to the Company’s operating results and financial position.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report.  Management is continually evaluating the impact of this global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary.  Management has delayed making certain rent payments on its leased properties and continues to negotiate with its landlords. The Company deferred the March through June royalties due from their franchisees and offered a discount

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on deferred payments remitted prior to June 30, 2020.  On April 30, 2020, two of the Company’s wholly-owned operating subsidiaries received funding in connection with “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief and Economic Security Act, as amended from time to time (the “Paycheck Protection Program”). Pursuant to the terms of the Business Loan Agreements and Promissory Notes the Company borrowed approximately $13.0 million in the aggregate.  Subsequently, two of the Company’s subsidiaries borrowed approximately $921,000 in the aggregate under the above referenced program in May 2020 (see Note 8).  The Company was very fortunate to be able to utilize the program for each of its subsidiaries.  As a nano-cap public restaurant organization, the Company’s access to capital differs greatly from its larger competitors.  The Company requires these funds to retain, recall, and pay its loyal employees.  The Covid-19 pandemic led to a government-required shut down of dining rooms, and with the Paycheck Protection Program funds, the Company has been able to continue serving customers.  While each state mandates the extent of government restrictions, those restrictions continue to suppress revenues at each of the Company’s stores, thus inhibiting the Company’s ability to build upon its cash position.  Should government restrictions increase, the Company’s cash position could be further diminished.  After a thorough review and consultation with advisors, pursuant to the guidance provided by Small Business Administration, the Company was able to certify with a high level of confidence that it met the requirements of the loans.  The Company continues to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act, on it, its customers, and its vendors. Remote work arrangements have been established for the Company’s employees to the extent possible in order to maintain financial reporting systems.

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

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $4.3 million and $6.6 million as of September 27, 2020 and December 29, 2019, respectively. The primary cause of the change in the balance was due to the tax effect on the bargain purchase gain related to the Granite City Acquisition March 2020.  The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of September 27, 2020, the Company concluded that the DTA is fully realizable and that no further valuation allowance was necessary; however, the Company will continue to evaluate the DTA on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Effective tax rate	127.0%	77.7%	(54.2)%	2.3%

The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The primary cause of the variance in the effective tax rate year over year is related to the bargain purchase gain recorded as part of the acquisition of the Granite City restaurants in the first quarter of 2020 (Note 2).  The Company’s estimates are based on the information available at the time that the Company prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments due to differing interpretations of the tax laws.

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

Restricted cash and marketing fund

The Company has a Marketing Development Fund, to which most Company-owned Famous Dave’s restaurants, in addition to the majority of franchise-operated, contribute a percentage of net sales, for use in public relations and marketing development efforts. The funds held in this account are used in part to reimburse the Company for its marketing and digital services activities on behalf of the Famous Dave’s brand.  The Company also receives funds from its suppliers to be used exclusively for point-of-sale equipment purchases for its own stores as well as its franchisees.  As the assets held by these funds are considered to be restricted, the Company reflects the cash related to these funds within restricted cash and reflect the liability within accrued expenses on its condensed consolidated balance sheets. The Company had approximately $1.0 million and $761,000 in these funds as of September 27, 2020 and December 29, 2019, respectively.

Assets Held for Sale

As of September 27, 2020, the Company had assets held for sale of approximately $3.9 million related to two owned properties for which it has entered into agreements to sell.  The contract purchase price for the two properties is $6.1 million in the aggregate. One such property was sold subsequent to September 27, 2020, the purchase price of which was $3.6 million (Note 17).

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

Concentrations of Credit Risk

As of September 27, 2020, the Company had a receivable from one franchisee in the amount of $416,000.  However, the Company has secured a mortgage on this franchisee’s property in Kansas City, Kansas.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income per share – basic:
Net income attributable to shareholders	$328	$17	$7,783	$1,139
Weighted average shares outstanding - basic	9,151	9,105	9,138	9,095
Basic net income per share attributable to shareholders	$0.04	$0.00	$0.85	$0.13

Net income per share – diluted:
Net income attributable to shareholders	$328	$17	$7,783	$1,139
Weighted average shares outstanding - diluted	9,158	9,279	9,145	9,193
Diluted net income per share attributable to shareholders	$0.04	$0.00	$0.85	$0.12

There were approximately 137,500 stock options outstanding as of September 27, 2020 that were not included in the computation of diluted EPS because they were anti-dilutive.

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

Unaudited pro forma results of operations for the three and nine months ended September 27, 2020 and September 29, 2019, as if the Company had acquired the Granite City operations at the beginning of each period presented is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
(in thousands)
Pro forma revenues	$35,511	$40,446	$99,532	$112,580
Pro forma net income attributable to shareholders	$328	$(107)	$7,678	$2,664
Basic pro forma net income per share attributable to shareholders	$0.04	$(0.01)	$0.84	$0.29
Diluted pro forma net income per share attributable to shareholders	$0.04	$(0.01)	$0.84	$0.29

(3)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	September 27, 2020	December 29, 2019
Prepaid expenses and deferred costs	$364	$405
Prepaid insurance	274	951
Prepaid expenses and other current assets	$638	$1,356

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Property, Equipment and Leasehold Improvements, net

The increase in property, equipment and leasehold improvements was primarily due to the Granite City Acquisition described in Note 2, offset in part by the impairment write down of assets as described in Note 1.  Property, equipment and leasehold improvements, net, consisted of the following:

(in thousands)	September 27, 2020	December 29, 2019
Land, buildings, and improvements	$32,753	$28,185
Furniture, fixtures, equipment and software	28,862	17,880
Décor	533	584
Construction in progress	332	483
Accumulated depreciation and amortization	(29,349)	(27,376)
Property, equipment and leasehold improvements, net	$33,131	$19,756

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

The increase in intangible assets was due to the Granite City Acquisition described in Note 2.  Intangible assets consisted of the following:

(in thousands)	September 27, 2020	December 29, 2019
Reacquired franchise rights, net	1,372	1,788
Goodwill	651	640
Liquor licenses	868	425
Trademark/Logos/Patents	7,688	-
Database	184	-
Other	5	-
Intangible assets, net	$10,768	$2,853

(6)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	September 27, 2020	December 29, 2019
Gift cards payable	$5,722	$2,360
Sales tax payable	1,195	584
Other accrued expense	1,028	1,476
Accrued interest	58	30
Accrued utilities	313	374
Deferred franchise fees	151	151
Other current liabilities	$8,467	$4,975

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Other Liabilities

Other liabilities consisted of the following at:

(in thousands)	September 27, 2020	December 29, 2019
Deferred rent	$285	$—
Deferred franchise fees	799	1,165
Miscellaneous other liabilities	71	216
Asset retirement obligations	—	3
Accrual for uncertain tax position	6	6
Long-term deferred compensation	225	220
Other liabilities	$1,386	$1,610

(8)          Long-Term Debt

On June 20, 2019, the Company entered into a Loan Agreement among the Company and Choice Financial Group. The Loan Agreement provides for a term loan in the principal amount of up to $24.0 million and is evidenced by a promissory note. The note has a maturity date of June 20, 2025. The first year of the note provided for payments of interest only, with the remaining five years requiring payments of interest and principal based on a 60 month amortization period. Interest shall be payable in an amount equal to the Wall Street Journal Prime Rate, but in no circumstances shall the rate of interest be less than 5.00%. The note may be prepaid, partially or in full, at any time and for no prepayment penalty.  The Company is subject to various financial and non-financial covenants on this debt, including a debt-service coverage ratio. As of September 27, 2020, the Company was compliant with all of its covenants.  Pursuant to the sale of the Company’s Coon Rapids, Minnesota Famous Dave’s location on September 30, 2020, the Company paid down approximately $3.5 million in principal on this loan (Note 17).

On April 30, 2020, FDA and Granite City, Inc. (“GC”), wholly-owned operating subsidiaries of the Company received funding of approximately $7.2 million and $5.8 million, respectively, in connection with “Small Business Loans” under the Paycheck Protection Program. Subsequently, BBQ Ventures, Inc. (“Real Urban Barbeque”) and Mercury BBQ C (“Clark Crew BBQ”) received funding of approximately $121,000 and $800,000, respectively, under the above referenced program on May 6, 2020 and May 8, 2020, respectively.  These amounts were borrowed pursuant to the terms of the Promissory Notes by FDA, GC, Real Urban Barbeque and Clark Crew BBQ (“PPP Loans”), in favor of Choice Financial Group, a bank operating out of the state of North Dakota.  The Company was very fortunate to be able to utilize the program for each of its subsidiaries.  As a nano-cap public restaurant organization, the Company’s access to capital differs greatly from its larger competitors.  The Company requires these funds to retain, recall, and pay its loyal employees.  The Covid-19 pandemic led to a government-required shut down of dining rooms, and with the Paycheck Protection Program funds, the Company has been able to continue serving its customers.  While each state mandates the extent of government restrictions, those restrictions continue to suppress revenues at each of the Company’s stores, thus inhibiting the Company’s ability to build upon its cash position.  Should government restrictions increase, the Company’s cash position could be further diminished.  After a thorough review and consultation with advisors, pursuant to the guidance provided by Small Business Administration, the Company was able to certify with a high level of confidence that it met the requirements of the loans.

The PPP Loans bear interest at 1% per annum and mature in 24 months from the date of disbursement of funds under the PPP Loans respectively.  Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that FDA, GC, Real Urban Barbeque or Clark Crew BBQ would not be required to repay the PPP Loans in full.  If the PPP Loans are forgiven in full, no interest and principal payments will be required.  Interest and principal payments under the PPP Loans will be deferred until such time the amount of forgiveness is determined.

The PPP Loans contain certain covenants which, among other things, restrict the borrower’s use of the proceeds of the PPP Loans to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor of the borrower, to the extent that a default under any loan or other agreement

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would materially affect the borrower’s ability to repay the PPP Loans and limit the ability of the borrower to make certain changes to its ownership structure.

Debt outstanding under the above referenced promissory notes consisted of the following as of the periods presented:

(in thousands)	September 27, 2020	December 29, 2019
Term Loan	$14,362	$6,924
PPP Loans	13,957	—
Less: deferred financing costs	(87)	(50)
Less: current portion of long-term debt	(2,749)	(616)
Long-term debt, less current portion	$25,483	$6,258

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

During the second and third quarters of 2020, the Company negotiated rent concession with several of its landlords due to the economic disruption to its business during the COVID-19 pandemic.  The company accounted for these lease concessions related to the effects of the COVID-19 pandemic in accordance with the lease modification accounting guidance in Topic 842, Leases. Pursuant to such guidance, the Company remeasured the modified leases using the revised terms as of the modification dates.  Adjustments were made to reflect the remeasured liability with the offset to the ROU asset.

Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses and general and administrative expenses on the statement of operations. The components of lease expense for the period presented is as follows:

	Nine Months Ended	Nine Months Ended
(in thousands)	September 27, 2020	September 29, 2019
Operating lease cost	$6,657	$2,879
Short-term lease cost	266	68
Variable lease cost	581	31
Sublease income	(118)	(207)
Total lease cost	$7,386	$2,771

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases for the period presented is as follows:

	Nine Months Ended	Nine Months Ended
(in thousands)	September 27, 2020	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,715	$3,125
Right-of-use assets obtained in exchange for new operating lease liabilities	51,682	18,887
Weighted-average remaining lease term of operating leases (in years)	10	9.24
Weighted-average discount rate of operating leases	5.24%	5.49%

(10)        Revenue Recognition

Deferred revenue liabilities consist primarily of franchise fees which are recognized straight-line over the life of the agreements, and area development fees which are deferred until a new restaurant is opened pursuant to the agreement.  The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of September 27, 2020:

(in thousands)
Fiscal Year
2020	$54
2021	103
2022	103
2023	101
2024	95
Thereafter	494
Total	$950

The following table reflects the change in contract liabilities between September 27, 2020 and December 29, 2019:

(in thousands)
Balance, December 29, 2019	$1,318
Revenue recognized	(368)
Balance, September 27, 2020	$950

(

(11)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. At the Company’s annual meeting of shareholders held in June 2020, its shareholders approved the amendment to the 2015 Plan to increase the number of common stock reserved for issuance from 1,000,000 to 1,500,000. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of options pursuant to the 2005 plan after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of September 27, 2020, there were 91,321 shares available for grant pursuant to the 2015 Plan.

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

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and nine months ended September 27, 2020 and September 29, 2019, respectively, as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Stock options	$110	$72	$235	$213
Restricted stock	64	59	187	141
	$174	$131	$422	$354

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at December 29, 2019	452	$6.71
Granted	277	3.85
Forfeited or expired	(53)	5.54
Options outstanding at September 27, 2020	676	$5.63	6.1

	Nine Months Ended
	September 27, 2020	September 29, 2019
Weighted-average fair value of options granted during the period	$1.79	$1.75
Expected life (in years)	5.1	3.9
Expected dividend	$—	$—
Expected stock volatility	55.02%	51.38%
Risk-free interest rate	0.9%	1.9%

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at December 29, 2019	143	$5.00
Granted	382	4.27
Exercised/Released	(35)	4.78
Unvested at September 27, 2020	490	$4.45	2.3

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)        Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of asset impairment, estimated lease termination and other closing costs for the three and nine months ended September 27, 2020 and September 29, 2019. These costs are included in asset impairment, estimated lease termination and other closing costs in the consolidated statements of operations (see Note 1).

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Asset impairments, net	$—	$129	$4,710	$479
Lease termination charges and related costs	(67)	65	133	156
Restaurant closure expenses	(71)	20	(29)	83
Asset impairment, estimated lease termination charges and other closing costs	$(138)	$214	$4,814	$718

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

The Company had no assets measured at fair value in its condensed consolidated balance sheets as of September 27, 2020 and December 29, 2019, except for the assets recorded at fair value in conjunction with restaurant acquisitions and certain assets deemed to be impaired as of September 27, 2020 (see Notes 1 and 2).

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

On November 1, 2017, the Company sold its Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, the Company remained the primary obligor of the lease. As of September 27, 2020, the amount of future lease payments for which the Company would be liable in the event of a default are approximately $257,000. The present value of future minimum lease payments net of expected sublease receipts was recorded as an asset impairment in fiscal year 2019.

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

Because the Company has provided more than half of the subordinated financial support of Mercury and control Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. Mercury generated a net loss of approximately $766,000 during the first three quarters of 2020, of which $613,000 was recorded as non-controlling interest on our consolidated financial statements.  During the nine months ended September 29, 2019, the Company incurred expenses of $84,000 related to Mercury, of which $67,000 was allocated to non-controlling interest.  As of September 27, 2020, Mercury’s assets included approximately $3.2 million of property, equipment and leasehold improvements, a $1.9 million ROU asset and $132,000 of inventory.  The liabilities recognized as a result of consolidating Mercury BBQ’s results of operations do not represent additional claims on the general assets of BBQ Holdings, Inc.; rather, they represent claims against the specific assets of the Mercury BBQ’s. Conversely, assets recognized as a result of consolidating the Mercury BBQ’s results of operations do not represent additional assets that could be used to satisfy claims against the general assets of BBQ Holdings.

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

The following table outlines amounts received from related parties during the three months ended September 27, 2020, and September 29, 2019:

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenues and NAF contributions - Anand Gala	$286	$400	$912	$1,242
Revenues and NAF contributions - Charles Davidson	129	183	421	533

The following table outlines accounts receivable from related parties as of June 28, 2020 and December 29, 2019:

(in thousands)	September 27, 2020	December 29, 2019
Accounts receivable, net - Anand Gala	$194	$290
Accounts receivable, net - Charles Davidson	48	77

(17) Subsequent Events

On September 30, 2020, the Company sold the building and improvements at its Coon Rapids, Minnesota location for a gross purchase price of $3.6 million, at a net gain of approximately $938,000 with a carrying value of $2.8 million.  After standard closing costs, the Company used proceeds of approximately $3.5 million to pay down its loan with Choice Financial Group, reducing the loan balance to $10.9 million.

In October 2020, the Company signed a 25-unit development agreement with Bluestone Hospitality Group (“Bluestone”).  Pursuant to the agreement, Bluestone has the right open Famous Dave’s ghost kitchens and dual restaurant concepts with the Johnny Carino’s Italian brand.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On September 17, 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”).  As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries.  BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994.  We develop, own and operate restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, we franchise restaurants under the name “Famous Dave’s”.  As of September 27, 2020, there were 127 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 29 Company-owned restaurants and 98 franchise-operated restaurants.  The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma.  On March 9, 2020, we purchased 18 Granite City Food & Brewery restaurants (“Granite City Acquisition”) in connection with a Chapter 11 bankruptcy filing.  On March 16, 2020, we purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. “Stay-at-home” orders with the exception of conducting certain essential functions, quarantines, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have had an adverse impact on the Company’s business. From mid-March through April, all of our Company-owned restaurants operated on a take-away, mobile pick-up and delivery basis only in order to protect its employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates.  Beginning in May, we gradually began opening our restaurants for dine-in at 25% to 50% capacity pursuant to the regulations of the jurisdictions in which we operate.  While all but one of our Company-owned restaurant began operating under limited-capacity in-store dining by mid-June 2020, in late October, some locations were required to reduce or eliminate in-store dining due to new COVID restrictions (see Note 1 to the financial statements).

Due to the rapid development and fluidity of this situation, we cannot determine the ultimate impact that the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations.

The following table includes the number of Company-owned and franchise-operated restaurants as of the dates presented:

	BBQ Holdings
	September 27, 2020	September 29, 2019
Company-owned restaurants:
Famous Dave's	29	32
Granite City Food & Brewery	18	—
Real Urban Barbecue	1	—
Clark Crew BBQ (Note 14)	1	—
End of period	49	32
% of system	33%	25%
Franchise-operated restaurants:
Famous Dave's	98	96
End of period	98	96
% of system	67%	75%
System end of period total	147	128

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Fiscal year 2020, ending January 3, 2021, will have 53 weeks while fiscal year 2019 which ended December 29, 2019 included 52 weeks.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue and licensing, national advertising fund contributions and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty and national advertising fund payments. Currently, our domestic area development fee consists of a one-time, non-refundable payment of approximately $15,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our international area development agreements, the one-time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Currently, our initial, non-refundable, franchise fee for domestic growth depends on the model and varies from $15,000 to $45,000 per restaurant. Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales. Licensing revenue includes royalties from a retail line of business, including sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners.  During the first three quarters of 2020, the Company signed agreements for 8 new franchise locations.

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

Results of Operations – the three and nine months ended September 27, 2020 compared to the three and nine months ended September 29, 2019.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

The table below presents items in our unaudited condensed consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented.  Because a portion of our operating and depreciation expenses are fixed, as a percentage of revenue these expenses increased due to a drop in revenue as a result of the effects of COVID-19.

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Food and beverage costs(1)	29.9%	31.2%	30.9%	31.2%
Labor and benefits costs(1)	34.4%	36.6%	34.5%	35.7%
Operating expenses(1)	32.3%	31.6%	33.5%	32.0%
Restaurant level operating margin(1)(3)	3.4%	0.6%	1.0%	1.1%
Depreciation and amortization expenses(2)	3.9%	2.4%	4.4%	2.3%
General and administrative expenses(2)	8.8%	11.0%	11.4%	12.6%
(Loss) income from operations(2)	0.0%	(0.9)%	(9.8)%	2.3%
(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.

Same Store Net Sales

It is our policy to include in our same store net sales base, restaurants that have been open for 12 months under our company’s ownership.  Same store net sales for Company-owned Famous Dave’s restaurants for the three and nine months ended September 27, 2020 decreased 4.6% and 9.9% compared to the three and nine months ended September 29, 2019, respectively.  Same store net sales for franchise-operated restaurants for the three and nine months ended September 27, 2020 decreased 10.0% and 18.3% compared to the three and nine months ended September 29, 2019, respectively.

Same store sales at our Granite City restaurants decreased 25.9% and 38.1% during the three and nine months ended September 27, 2020 compared to the three and nine months ended September 29, 2019 under prior ownership.  From the time of the acquisition through September 27, 2020, same store sales at these restaurants decreased 49.6% compared to the same period in the previous year under prior ownership.  This decrease was due to the closure and subsequently reopening of our dining rooms to substantial reduced capacity.

The overarching cause of the decrease in same store sales relates to the effects of the outbreak of COVID-19. As a result of this pandemic, public health measures were taken to minimize exposure to this virus. These measures, many of which were government-

BBQ HOLDINGS, INC. AND SUBSIDIARIES

mandated, virtually eliminated dine-in business at our restaurants for the majority of the second quarter and limited dine-in business to 25%-50% capacity during the third quarter.  As a result, we have seen an increase in our to-go business, but a disproportionate decrease in our dine-in business.

Total Revenue

Our components of and changes in revenue consisted of the following for the three and nine months ended September 27, 2020 2020 and September 29, 2019:

	Three Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	$ Change	% Change
Revenue:
Restaurant sales, net	$32,559	$20,451	$12,108	59.2%
Franchise royalty and fee revenue	2,153	2,909	(756)	(26.0)%
Franchisee national advertising fund contributions	302	395	(93)	(23.5)%
Licensing and other revenue	497	261	236	90.4%
Total revenue	$35,511	$24,016	$11,495	47.9%

	Nine Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	$ Change	% Change
Revenue:
Restaurant sales, net	$78,251	$48,267	$29,984	62.1%
Franchise royalty and fee revenue	6,628	9,560	(2,932)	(30.7)%
Franchisee national advertising fund contributions	826	1,275	(449)	(35.2)%
Licensing and other revenue	1,423	839	584	69.6%
Total revenue	$87,128	$59,941	$27,187	45.4%

Restaurant Sales, net

The increase in year-over-year restaurant sales, net for the three and nine months ended September 27, 2020 was primarily a result of the acquisition of restaurants in Colorado and Arizona and the Granite City Acquisition, offset in part of the decrease in same-store sales.

On a weighted basis, for the three months ended September 27, 2020 compared to the three months ended September 29, 2019, dine-in same store sales at Company-owned Famous Dave’s restaurants decreased by 33.4%, while to-go same store net sales at Company-owned Famous Dave’s restaurants increased by 73.3%.  For the nine months ended September 27, 2020 compared to the nine months ended September 29, 2019, dine-in same store sales at these restaurants decreased by 46.6% while to-go same store net sales increased by 68.0%, driven by third-party delivery sales and curb-side pickup due to the unavailability of dine-in options as a result of the COVID-19 pandemic. Catering same store sales decreased 55.0% and 57.4% for the three and nine months ended September 27, 2020 compared to the three and nine months ended September 29, 2019, respectively.

Franchise-Related Revenue, including national advertising fund contributions

Franchise-related same store net sales decreased by 10.0% and 18.3%, for the three and nine months ended September 27, 2020 compared to the three and nine months ended September 29, 2019, respectively.  The decrease year over year net sales was due primarily to the elimination of the dine-in option for our guests due to the COVID-19 pandemic.

Licensing and Other Revenue

For the three and nine months ended September 27, 2020, licensing and other revenue grew 90.4% and 69.6%, respectively, compared to the same periods of fiscal 2019.  Licensing and other revenue is primarily related to royalties earned on the sale of Famous

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Dave’s branded sauces, rubs, and other consumer packaged goods as well as the sale of raw brewing products produced at the Granite City brewing facility.

Average Weekly Net Sales and Operating Weeks

The following table shows Famous Dave’s Company-owned and franchise-operated average weekly same store sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$46,268	$51,396	$42,532	$52,024
Company-Owned	47,401	49,853	43,386	48,583
(1)	AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Year-to-date average weekly sales at our 18 Granite City restaurants were $38,000 through September 27, 2020. We acquired these restaurant effective March 9, 2020 and closed the dining rooms one week later due to COVID-19. In May 2020 we gradually began opening dining rooms to partial capacity pursuant to regulations of the jurisdictions in which we operate.

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three and nine months ended September 27, 2020 and September 29, 2019:

	Three Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	$ Change	% Change
Food and beverage costs	$9,735	$6,383	$3,352	52.5%

	Nine Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	$ Change	% Change
Food and beverage costs	$24,206	$15,068	$9,138	60.6%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Food and beverage costs for the three months ended September 27, 2020 and September 29, 2019 represented approximately 29.9% and 31.2% of net restaurant sales, respectively. Food and beverage costs for the nine months ended September 27, 2020 and September 29, 2019 represented approximately 30.9% and 31.2% of net restaurant sales, respectively.  This year-over-year decrease, as a percentage of net restaurant sales was a result of the reduction of menu items offered as the restaurants reacted to the increase in to-go business and limited in-store dining due to COVID-19 restrictions.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three and nine months ended September 27, 2020 and September 29, 2019:

	Three Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	$ Change	% Change
Labor and benefits costs	$11,189	$7,477	$3,712	49.6%

	Nine Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	$ Change	% Change
Labor and benefits costs	$26,976	$17,253	$9,723	56.4%

Labor and benefits costs for the three months ended September 27, 2020 and September 29, 2019, represented approximately 34.4% and 36.6% of net restaurant sales, respectively. Labor and benefits costs for the nine months ended September 27, 2020 and September 29, 2019, represented approximately 34.5% and 35.7 of net restaurant sales, respectively. The year-over-year decrease as a percentage of net restaurant sales, was driven in part by a concerted effort by management to increase efficiency at the restaurants and in part by the decrease in labor needed as dining room closures were mandated as a result of COVID-19.  The Company furloughed approximately 76.5% of its workforce as a means to control labor costs.

Operating Expenses

Our operating expenses consisted of the following for the three and nine months ended September 27, 2020 and September 29, 2019:

	Three Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	$ Change	% Change
Operating expenses	$10,521	$6,470	$4,051	62.6%

	Nine Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	$ Change	% Change
Operating expenses	$26,251	$15,430	$10,821	70.1%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Operating expenses for the three and nine months ended September 27, 2020 represented approximately 32.3% and 31.6% of net restaurant sales, respectively.  Operating expenses represented approximately 33.5% and 32.0% of net restaurant sales for the comparable three and nine month periods of fiscal 2019.  This year over year increase in expense a percentage of net restaurant sales was due primarily to the reduced revenue resulting from the effects of COVID-19.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 27, 2020 and September 29, 2019 was $1.4 million and $576,000, respectively.  For the nine months ended September 27, 2020 and September 29, 2019, depreciation and amortization expense was $3.8 million and $1.4 million, respectively.  The increase in depreciation and amortization expense was due to improvements made to established locations and the acquisition of additional locations.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three and nine months ended September 27, 2020 and September 29, 2019:

	Three Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	$ Change	% Change
General and administrative expenses	$3,138	$2,653	$485	18.3%

	Nine Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	$ Change	% Change
General and administrative expenses	$9,973	$7,547	$2,426	32.1%

General and administrative expenses for the three months ended September 27, 2020 and September 29, 2019 represented approximately 8.8% and 11.0% of total revenues, respectively. General and administrative expenses for the nine months ended September 27, 2020 and September 29, 2019 represented approximately 11.4% and 12.6% of total revenues, respectively.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Asset impairments, net	$—	$129	$4,710	$479
Lease termination charges and related costs	(67)	65	133	156
Restaurant closure expenses	(71)	20	(29)	83
Asset impairment, estimated lease termination charges and other closing costs	$(138)	$214	$4,814	$718

Income Tax Expense

Income tax benefit for the three and nine months ended September 27, 2020 was approximately $273,000, or 127.0% of our pretax loss and $2.5 million or 54.2% of our pretax income, respectively. Income tax benefit for the three months ended September 29, 2019, was $174,000 or 77.7% and income tax expense for the nine months then ended was $25,000 or 2.21% of pretax income.

Basic and Diluted Net Income per Common Share Attributable to Shareholders

Net income attributable to shareholders for the three months ended September 27, 2020 was approximately $328,000, or $0.04 per basic and diluted share, compared to net income attributable to shareholders of $17,000 or $0 per basic and diluted share for the three months ended September 29, 2019.  Net income attributable to shareholders for the six months ended September 27, 2020 was approximately $7.8 million, or $0.85 per basic and diluted share compared to net income attributable to shareholders of $1.1 million or $0.13 and $0.12 per basic and diluted share, respectively, for the nine months ended September 29, 2019.  The basic and diluted weighted-average number of common shares outstanding for the three months ended September 27, 2020 were approximately 9,151,000 and 9,158,000, respectively.  The basic and diluted weighted-average number of common shares outstanding for the three months ended September 29, 2019 were approximately 9,105,000 and 9,279,000, respectively.  The basic and diluted number of common shares outstanding for the nine months ended September 27, 2020 were approximately 9,138,000 and 9,145,000, respectively, while the basic and diluted number of common shares outstanding for the nine months ended September 29, 2019 were 9,095,000 and 9,193,000, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $19.6 million and $5.3 million as of September 27, 2020 and December 29, 2019, respectively. We drew approximately $8.1 million on our loan agreement with Choice Financial Group and received approximately $14.0 million in PPP Loans (see note 8 to the financial statements).  We used cash to purchase one Real Urban Barbeque restaurant in Illinois and 18 Granite City restaurants in 11 states (see note 2 to the financial statements).  We were able to build additional cash by delaying payments to our vendors as a means to combat the effect of the COVID-19 pandemic.

On June 20, 2019 we entered into a loan agreement with our lender, Choice Financial Group. The loan agreement provides for a term loan in the principal amount of up to $24.0 million. The term loan has a maturity date of June 20, 2025.  As of September 27, 2020, the term loan had an outstanding balance of approximately $14.4 million.

Our current ratio, which measures our immediate short-term liquidity, was 1.3 and 1.0 as of September 27, 2020 and December 29, 2019, respectively.  The current ratio is computed by dividing total current assets by total current liabilities.

Net cash provided in operating activities for the nine months ended September 27, 2020 was approximately $647,000, which reflects net income of approximately $7.2 million reduced primarily by the $13.7 million non-cash bargain purchase gain on the Granite City Acquisition and increased by $3.7 million non-cash impairment expense net of gain on disposal of assets, and $3.8 million of depreciation and amortization expense. Changes in operating assets for the nine months ended September 27, 2020 primarily included cash outflows from a net increase in prepaids and other assets of $867,000, offset in part by cash inflows of from the reduction of accounts receivables of $494,000.  The cash inflow from operating liabilities of $1.7 million primarily driven by an increase in accounts payable and deferred franchise fees.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

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

Net cash used for investing activities was approximately $7.6 million for the nine months ended September 27, 2020, related to payments for acquired restaurants of $5.0 million and the purchase of property, equipment and leasehold improvements of $2.7 million. Net cash used for investing activities was approximately $10.1 million for the nine months ended September 29, 2019, related to payments for acquired restaurants of $6.2 million, advances on notes receivable of $150,000 and the purchase of property, equipment and leasehold improvements of $3.8 million.

Net cash provided by financing activities for the nine months ended September 27, 2020 was approximately $21.3 million which was related to the proceeds from our loan with Choice Bank and the proceeds from our PPP Loans, offset in part by payments on our long-term debt.  Proceeds from our loan with Choice Bank were used to fund acquisitions while the funds from the PPP Loans were used to fund operations.  Net cash used for financing activities for the nine months ended September 30, 2019 of $230,000, primarily related to the debt repayments of $176,000 and payments for debt issuance costs of $54,000.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of September 27, 2020, we were in compliance with all of our covenants.

The COVID-19 pandemic has caused a disruption to our business.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, and due to the rapid development and fluidity of the situation, we are not able to determine the ultimate impact it will have on our financial condition.  We have seen improvement at our Famous Dave’s restaurants with same store sales increasing 2.0% during the four weeks ended October 25, 2020.  While same store sales at our Granite City restaurants were down 23.8% during the four weeks ended October 25, 2020, sales have increased significantly month over month over the last two quarters.   We have taken measures to mitigate our downturn in sales, including reducing labor and renegotiating rents on our restaurant properties.  Additionally, on April 30, 2020, FDA and GC, received funding in connection with “Small Business Loans” under the Paycheck Protection Program. Subsequently, Real Urban Barbeque and Clark Crew BBQ received funding under the above referenced program on May 6, 2020 and May 8, 2020, respectively.  Pursuant to the terms of these PPP Loans, in favor of Choice Financial Group, the original principal amount borrowed was approximately $14.0 million.  The PPP Loans bear interest at 1% per annum and mature in two years from the date of disbursement of funds under the PPP Loans respectively. Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that FDA or GC would not be required to repay the PPP Loans in full.  Interest and principal payments under the PPP Loans will be deferred until such time the amount of forgiveness is determined.

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

BBQ HOLDINGS, INC.

(“Registrant”)

Dated: November 10, 2020	By:	/s/ Jeffery J. Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 10, 2020		/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)