Form 10-K
period 2021-01-03
BBQ HOLDINGS, INC.
filed 2021-04-02
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39053

BBQ HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	83-4222776
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

12701 Whitewater Drive, Suite 100 Minnetonka, MN	55343
Address of Principal Executive Offices	Zip Code

Registrant’s Telephone Number, Including Area Code (952) 294-1300

Securities registered pursuant to Section 12(b) of the Act:

DAVE
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BBQ	The Nasdaq Global Market

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☑	Smaller Reporting Company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $11.9 million as of June 29, 2020, (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose. As of April 1, 2021, 9,307,442 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for our 2021 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended January 3, 2021, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

PART I

ITEM 1.       BUSINESS

Summary of Business Results and Plans

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-K, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. We develop, own and operate restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, we franchise restaurants under the name “Famous Dave’s”. As of January 3, 2021, there were 125 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 27 Company-owned restaurants and 98 franchise-operated restaurants. Included in the Famous Dave’s company-owned restaurant total are four restaurants purchased in July 2019 in Arizona (“Arizona Restaurants’) and four restaurants purchased in March 2019 in Colorado (“Colorado Restaurants”). The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. On March 9, 2020, we purchased 18 Granite City Food & Brewery restaurants (“Granite City Acquisition”) in connection with a Chapter 11 bankruptcy filing. On March 16, 2020, we purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. In October 2020, we signed a 25-unit development agreement with Bluestone Hospitality Group (“Bluestone”) whereby Bluestone will open Famous Dave’s ghost kitchens and dual restaurant concepts with the Johnny Carino’s Italian brand.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, were implemented globally resulting in a dramatic decrease in economic activity. “Stay-at-home” orders with the exception of conducting certain essential functions, quarantines, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have had an adverse impact on our company’s business. From mid-March through April, all of our Company-owned restaurants operated on a take-away, mobile pick-up and delivery basis only in order to protect our employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates. Beginning in May, we gradually began opening our restaurants for dine-in at 25% to 50% capacity pursuant to the regulations of the jurisdictions in which we operate. While all but one of our Company-owned restaurants began operating under limited-capacity in-store dining by mid-June 2020, in late October, some locations were required to reduce or eliminate in-store dining due to new COVID restrictions through the end of 2020. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted (see Note 1 Nature of Business and Significant Accounting Policies). Due to the continuous development and fluidity of this situation, we cannot determine the ultimate impact of the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations.

The following table includes the number of Company-owned and franchise-operated “brick and mortar” restaurants as of the dates presented:

	BBQ Holdings
	Year Ended	Year Ended
	January 3, 2021	December 29, 2019
Company-owned restaurants:
Famous Dave's	27	32
Granite City Food & Brewery	18	—
Real Urban Barbecue	1	—
Clark Crew BBQ	1	1
End of period	47	33
% of system	32%	26%
Franchise-operated restaurants:
Famous Dave's	98	96
End of period	98	96
% of system	68%	74%
System end of period total	145	129

In addition to these locations, we opened five Company-owned Famous Dave’s ghost kitchens operating out of our Granite City locations, and six Famous Dave’s franchisee ghost kitchens operating out of the kitchen of another restaurant location or a shared kitchen space.

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

Narrative Description of Business

We operate four casual dining concepts under the names Famous Dave’s, Clark Crew BBQ, Real Urban Barbeque and Granite City Food & Brewery. As of January 3, 2021, we operated 27 Famous Dave’s restaurants, a Clark Crew BBQ, a Real Urban Barbeque and 18 Granite City restaurants. Additionally, as of January 3, 2021, we had 98 Famous Dave’s Franchise locations.

Famous Dave’s Overview

Famous Dave’s restaurants, a majority of which offer full table service, feature wood-smoked and off-the-grill entrée favorites that fit into the barbeque category. We differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. Our prototypical design includes a designated bar, a signature exterior smokestack, a separate entrance for our to-go business and a patio. The Famous Dave’s concept can be adapted to fit various location sizes and desired service styles such as full-service, counter-service or line service.

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

We believe that a renewed focus on enhancing our guests’ experience and listening to their feedback is essential. Over the years, we have evolved our format to that of a full-service concept with several “prototypical” designs that incorporate the best attributes of the past restaurants while providing a consistent brand image. We believe a positive guest experience, combined with our high-quality food, makes Famous Dave’s appeal to a diverse and broad demographic profile. We expect to continue refreshing our corporate restaurants in 2021 to a format that we believe will appeal to a younger demographic while still resonating with our core guest. Given the shift in food delivery, we are working on two formats with franchisees – one with a pick-up window and another as a full drive-thru concept. Throughout 2020, we also continued to enhance the various guest facing initiatives we implemented. In addition to our mobile app, we also rolled a SMS-text program, and enhanced our online ordering experience.

Granite City Overview

The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City’s award-winning signature line of hand-crafted beers finished on-site. The extensive menu features moderately priced favorites served in generous portions. Granite City’s attractive price point, high service standards, and great food and beer combine for a memorable dining experience.

Our prototypical Granite City restaurant consists of an approximately 9,800 square foot facility conveniently located just off one or more interstate highways and centrally located within the respective area’s retail, lodging and transportation activity. Granite City restaurants have open atmospheres as well as floor-to-ceiling window systems creating, where designs permit, expansive views of outdoor patio areas used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape. We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience.

The core of our Granite City concept is the wide variety of items on our menu which are freshly prepared from scratch and served in generous portions. This is complemented by a wide selection of hand-crafted cocktails, wines and our own signature beers. Our menu is committed to full-flavored ingredients and is based on strict preparation of distinctive items not generally featured on restaurant chain menus. We create new menu items and monthly specials on a regular basis that are staff and guest-tested and refined before menu implementation.

In addition to operating our restaurants, we operate a centralized beer production facility which facilitates the initial stages of our brewing process. The product produced at our beer production facility is then transported to the fermentation vessels at each of our Granite City restaurants where the brewing process is completed. We believe that this brewing process improves the economics of microbrewing as it eliminates the initial stages of brewing and storage at multiple locations. Our company holds patents by the United States Patent and Trademark Office for our brewing process and for an apparatus for distributed production of beer.

Real Urban Barbeque Overview

Real Urban Barbecue built its reputation on authentic, wood fired BBQ favorites. Real Urban’s award-winning menu is served in a comfortable, casual environment built around a line service model that is efficient for operators and convenient for guests. The casual BBQ theme at Real Urban is highlighted by unique custom designed BBQ centric

décor, roadside signage, and handwritten menus proudly displayed on oversized chalkboards. The interior is designed around corrugated metal, barn wood accents, and a warm color scheme that enhances the dining experience. We believe the casual, neighborhood environment created by the custom décor and comfortable booths creates a local hangout that guests are proud to have in their neighborhood. Guests can find all the BBQ staples including; Ribs, Brisket, Pork, Chicken, and Sausage. The sizeable menu also includes a variety of side dishes and handmade desserts. After opening in 2012, Real Urban quickly became known for its sweet and savory BBQ sauce that is proprietary to the brand. Guests crave the smooth, tomato-based sauce that is the perfect blend of savory and sweet.

Real Urban or as it is affectionately known to regulars, RUB, differentiates itself by generating revenue from several lines of business. Dine in, takeout, catering and a robust consumer packaged goods business all contribute to the success of Real Urban. A strategic partnership with Lou Malnati's Taste of Chicago catalog has allowed the concept to ship large quantities of products nationwide.

Operating out of less than 4,000 square feet, Real Urban is efficient and right sized for the current restaurant environment. Real Urban operates as a single unit in Vernon Hills, IL., and tailors their menu offerings to the community it serves. Special menu offerings are rolled out each year featuring specials for graduations, weddings, mitzvahs, corporate meetings, and many more events. Acquired in 2020 by BBQ Holdings, we believe that Real Urban Barbecue will benefit from the buying power, marketing support, and the implementation of enterprise level technology that is not readily available to single unit locations.

Clark Crew BBQ Overview

Clark Crew BBQ launched in December 2019 with great anticipation from the community in Oklahoma City. Featuring premium, slow-smoked proteins, and hand-crafted sides, Clark Crew quickly became one of the top-grossing restaurants in all of Oklahoma. The concept was built around one of the most decorated pitmasters to ever compete on the KCBS BBQ circuit, Travis Clark. Travis and his crew have competed on the biggest BBQ stages in the world and racked up over 700 Top-10 awards, along with World Championships, National Team of the Year, and Oklahoma Team of the Year before shifting their focus to opening a BBQ restaurant that would allow Travis to share his talents with the masses. In partnership with BBQ Holdings the dream to open Clark Crew BBQ was quickly realized when all parties involved had the same goal; to create an upscale BBQ concept that offers competition quality BBQ to the communities it serves. BBQ Holdings has a 20% ownership interest in this venture (see Note 15 Variable Interest Entities).

The Clark Crew restaurant theme was built around a dedicated smokehouse that would be the pride of any pitmaster. Featuring Old-Hickory and Camelback high-end smokers and ample room to produce some of the world’s best BBQ, the smokehouse provides great viewing opportunities for guests entering the restaurant while the sweet smoky smell of BBQ fills the neighboring community. Boasting over 8,000 square feet, Clark Crew is the perfect sized footprint for the flagship location of an emerging BBQ concept.

The walls at Clark Crew are lined with authentic, one of kind BBQ awards that chronicle the success Travis Clark had on the competitive BBQ circuit. A large dining room overlooks an open kitchen. Pass through the dining room and you find a full-service bar area with custom barstools featuring the initials CCB, which exemplify Travis’ attention to detail in everything that he does. Just past the bar is a well shaded patio that features a large gaming area with synthetic turf, a fire pit, and a stage that regularly hosts live music.

The menu at Clark Crew BBQ is filled with traditional BBQ favorites such as ribs, pork, chicken, sausage, and even smoked bologna. The item that differentiates Clark Crew from the rest is the Snake River Farms American Wagyu Brisket. You will not find a premium protein like this at most BBQ restaurants. These high-end cuts are typically reserved for the competition BBQ circuit where prize money and dreams of becoming a grand champion motivate the pitmaster. A wide variety of sides, signature burgers, hand-cut steaks cooked over a real wood fire, brick oven pizza, and house-made are also available on the well thought out menu. A bar menu featuring an exhaustive beer list and signature Crew Cocktails round out the menu offerings at Clark Crew.

Growth

In fiscal 2020, we opened five Company-owned Famous Dave’s locations and our franchisees opened 10 Famous Dave’s locations. Eleven of those 15 locations were ghost kitchen locations*.

●	Fairfield, CA*
●	Modesto, CA *
●	Downey, CA *
●	Avondale, IL *
●	Westline, IL*
●	Provo, UT
●	Franklin, TN *
●	Northgate, WA*
●	Colorado Springs, CO
●	Creve Coeur, MO *
●	Naperville, IL *
●	Troy, MI*
●	St Cloud, MN *
●	Festival Plaza, Dubai
●	Al Jimi Mall, Abu Dhabi

Ghost kitchen locations either operate out of the kitchen of another restaurant location or a shared kitchen space.

In fiscal 2021 we plan to open, with the help of our franchisees, our new line-service prototype design that we have been working on for the last 12-18 months, both with and without a drive-thru. This design will be built from the learnings we have had opening our smaller footprint locations, as well as the current model being executed at our Real Urban BBQ location. Through our new prototype and ghost kitchen locations, we expect 10-15 units to open in fiscal 2021 We offer conversion packages that provide our franchisees with the flexibility to convert existing restaurants as well as existing retail footprints into a Famous Dave’s restaurant. Given the flexibility and scalability of our concept, we believe that there are a variety of development opportunities available now and in the future.

In addition to ghost kitchens, we opened our first dual concept location in fiscal 2020 in Colorado Springs, CO. This dual concept puts two restaurant concepts (Famous Dave’s BBQ and Texas T-Bone Steakhouse) under the same roof utilizing the same staff and one menu. We are encouraged by the results and look to continue testing this dual concept prototype in 2021.

During 2020 as we faced the pandemic, we moved to a simplified menu in order to streamline our operations as we navigated traffic declines and supply chain shortages. As dining rooms have started to re-open, we have introduced some of those items back while also keeping a few locations on the simplified menu to continue this test. We will continue to evaluate the performance of these menu interations and allow us to make educated menu decisions in 2021 and beyond.

As we continue to learn from our experiences in 2020, we plan to test and innovate with technology in our back of house operations as we work to further streamline process and improve efficiencies..

Operating Strategy

Our ability to achieve sustainable profitable growth is dependent upon delivering high-quality experiences in terms of food and hospitality, consistently.  Key elements of our strategy include the following:

During fiscal 2020, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food, food delivery and hospitality, across our system.  While this changed throughout the year as we dealt with the pandemic, we believe our commitment to our guests remained intact as we evolved our service models.

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

Our menus focus is on several popular smoked, barbequed, grilled meats, entrée items, delicious side dishes and appetizers which are prepared using proprietary seasoning ingredients, sauces and mixes. In order to enhance our appeal, expand our audience, increase frequency, and feature our craveable products our culinary team has developed a product pipeline, which will allow us to offer new and exciting items throughout the year.

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

Restaurant Operations

Our ability to manage multiple restaurants in geographically diverse locations is central to our overall success. In each market, we place specific emphasis on the position of the general manager and executive chef and seek talented individuals that bring a diverse set of skills, knowledge, and experience to our company. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of employees and the establishment of, and adherence to, high standards relating to performance, food and beverage preparation, and maintenance of facilities.

All managers must complete an eight-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and employee relations. We have prepared operations manuals relating to food and beverage quality and service standards. New employees participate in training under the supervision of our management. We have a comprehensive operations scorecard and training tool that helps us measure the operational effectiveness of our restaurants. We have a senior vice president of operations who is responsible for overseeing all Company-owned restaurants. This individual as well as our area directors, work closely with the store-level management to support day-to-day restaurant operations. In addition, the senior vice president and area directors assist in the professional development of our store-level management and are instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel and growing profits. The area directors oversee 8-12 locations, depending upon concept, and report to our senior vice president of operations. Our senior vice president of operations reports directly to our chief operating officer.

Off-Premise Occasions - Focus on Convenience

In addition to our lively and entertaining dine-in experience, we provide our guests with maximum convenience by offering an expedient take-out service along with catering and delivery. The level of take-out varies from concept to concept. As an example, to-go business at Famous Dave’s is approximately 62% of its revenue, compared to Granite City where to-go business is approximately 27% of its revenue. The high quality, fair prices and avoidance of preparation time make take-out of our product particularly attractive. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business. We see catering and delivery as a tremendous opportunity for new consumers to access our business. Every restaurant has dedicated vehicles to support our catering initiatives and many restaurants are served by multiple third-party delivery providers.

At Famous Dave’s, our restaurants have been designed specifically to accommodate a significant level of to go sales, including a separate to go entrance with prominent and distinct signage, and, for added convenience, we separately staff the to go counter. To further enhance sales for all our brands, we offer our guests the ability to order online to improve convenience. We believe our focus on to go enables us to capture a greater portion of the “take-out” market by allowing consumers to “trade within our brands,” when dining in is not always an option. We pursue efforts to increase awareness of to go in all Company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants. Additionally, we contract with several Delivery Service Providers (“DSP”) to offer our guests additional methods for receiving our food.

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

Value Proposition and Guest Frequency – We remain competitive with our value offerings across our brands and are committed to offering consistent, quality products at a compelling everyday value. We offered Famous Deals, throughout fiscal 2020 at Famous Dave’s. The promotion is intended to drive weekday dine-in traffic. We re-evaluated the promotion at the onset of dining room closures and offered the promotion to go for the first time. Not only did the offers increase traffic, but we were also able to successfully maintain check averages and profit by requiring the purchase of a beverage when guests purchased a Famous Deal to-go. At Granite City we launched a Daily Deals promotion in June of 2020. The Daily Deals promotion featured $5 burgers and many other food and drink specials, each offered on a specific day of the week. Granite City’s guests quickly responded to the offers and guest counts steadily increased. Daily Deals averaged well over 4,000 units per week sold and we have continued to maintain that volume into fiscal 2021. All our brands benefited from the rollout of family-style meal options. Each of these promotional offers were built around value and convenience, allowing guests to feed a group of four for as little as $29.99. Bundled meal deals, 2 for $20 offers, free delivery, and free dessert promotions were also used across the brands in fiscal 2020 to further reinforce our value message.

Granite City launched a new loyalty program in October of 2020 and quickly surpassed 25,000 downloads of their new loyalty app. The loyalty program will be the primary tool for measuring guest frequency in 2021 and beyond.

Marketing, Promotion and Sales

BBQ Holdings’ brands rely on digital marketing, direct marketing, social media, word of mouth and strategic partnerships to advertise to new guests. The internal marketing team is responsible for the advertising, promotion, creative development and branding for all BBQ Holdings concepts. Franchise operated Famous Dave’s restaurants place the advertising and marketing programs in their local market based on contractual requirements.

Additionally, as part of our overall marketing strategy we have prioritized the acquisition of guest data across all brands to deploy retargeting messages and digital messaging directly to a guest mobile device through email, SMS Text and mobile app push notifications. New, modern and mobile friendly websites were deployed at Famous Dave’s, Granite City and Clark Crew BBQ in fiscal 2020 with a goal to enhance each guests digital experience and improve search engine rankings with a renewed focus on Search Engine Optimization and site structure.

Each brand will continue to focus our marketing efforts on building off-premise sales, while welcoming back dine in guests when they are ready for a full-service dining experience. Promotions with delivery services partners were leveraged during strategic times throughout the year for each brand. Inclement weather and the onset of the pandemic presented an opportunity to increase delivery sales through third party apps and the BBQ Holdings Brands were well positioned to take advantage of these opportunities.

We leveraged our internal marketing channels, as well as paid social media campaigns, successfully during all the major holidays in 2020. Bundled theme meals and special occasion offers were utilized across the brands to build sales on key holidays such as Mother’s Day, Easter, Father’s Day, Labor Day and Thanksgiving. Famous Dave’s surpassed 2019 sales figures on every major holiday in 2020. Other calendar events such as National Pork Month, National Beer Month and many others are leveraged for creative marketing promotions designed to spark interest and incite trial.

To further develop the advertising and promotional materials and programs designed to create brand awareness and increase the reach of the brand, we have a system wide marketing fund. All company owned Famous Dave’s restaurants, and franchise operated restaurants with agreements signed after December 17, 2003 are generally required to contribute 1% of net sales to this fund.

Location Strategy

We prepare an overall market development strategy for each market. The creation of this market strategy starts with identifying trade areas that align demographically with the target guest profile. The identified trade areas are then assessed for viability and vitality and prioritized by sales and unit level margin opportunity for future development. Since markets are dynamic, the market strategy includes a continual and ongoing assessment of all existing restaurant locations. If financially feasible, a restaurant may be relocated as the retail or residential focus in a trade area changes.

The ghost kitchen service model will allow us to access new markets or strategically locate restaurants in existing markets where a full-service restaurant is unlikely to be financially viable. The surrounding trade area will determine which service style is appropriate. Additionally, we may choose to build out Company-owned line service and drive-thru concepts. Site selection will focus on converting second-generation space cost effectively. We intend to finance company restaurant development using cash on hand, cash flow generated from operations, through availability on our revolving line of credit and future additional debt.

We expect to continue to grow our Famous Dave’s franchise program. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. We believe the new line service and drive-thru prototypes will allow for this expansion.

Purchasing

In order to maximize quality and operational efficiencies our food products, we strive to obtain consistent quality items at competitive prices from reliable sources, including identifying secondary suppliers for many of our key products. Additionally, our secondary suppliers help us assure supply chain integrity and better logistics. Finally, to reduce freight costs, we continually aim to optimize our distribution networks, where the products are shipped directly to the restaurants through our foodservice distributors. Each restaurant’s management team determines the daily quantities of food items needed and orders such quantities to be delivered to their restaurant.

Approximately 90% of our food and non-alcoholic beverage purchases collectively across brands are on contract, with the majority being proteins. In the three barbecue centric brands, pork represents approximately 32% of our total purchases, while beef, which includes hamburger and brisket, is approximately 14%, chicken is approximately 14%, and seafood is approximately 2%. In our Granite City brand, beef represents 21% of total purchases, while poultry is approximately 16%, seafood 3%, various other proteins making up approximately 12%, and produce making up another large portion of our spend at approximately 8%.

We realize the volume of leveraging our spend across our various brands and where applicable align contract pricing on like items to drive down landed costs.

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

We utilize industry-leading service providers and cloud services to streamline processes at both the restaurant and support center. Interfaces between point-of-sale, labor management, inventory management, menu management, digital platforms and financial systems are the foundation of our enterprise analytics platform. We also continue to implement and support solutions to capitalize on current digital market trends to drive sales and realize operational efficiency.

Trademarks

Our company has registered various trademarks, makes use of various unregistered marks, and intends to vigorously defend these marks. We highly value our trademarks, trade names and service marks and will defend against any improper use of its marks to the fullest extent allowable by law.

Franchise Program

Our goals include, to be a valued franchisor; to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network domestically and internationally.  Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants with our standards of quality and promote and develop Famous Dave’s brand awareness.

Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his or her restaurants independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that the franchisees will be able to successfully operate Famous Dave’s restaurants in a manner consistent with our standards for operational excellence, service and food quality.

As of January 3, 2021, we had 30 ownership groups with franchise-operated restaurants in the following locations:

United States
Arizona	2
California	13
Colorado	1
Delaware	1
Florida	2
Illinois	8
Indiana	2
Iowa	2
Kansas	1
Kentucky	1
Maryland	3
Michigan	4
Minnesota	3
Missouri	1
Montana	4
Nebraska	3
Nevada	5
New Jersey	1
North Dakota	3
Oregon	2
Ohio	2
Pennsylvania	2
South Carolina	1
South Dakota	1
Tennessee	3
Texas	4
Utah	3
Virginia	3
Washington	5
Wisconsin	6
United States Total	92

International
Canada	1
United Arab Emirates	5
International total	6
Total franchise-operated restaurants	98

Our franchise operations department is led by our director of franchise operations, who guides the efforts of our two franchise business consultants. The director of franchise operations and the franchise business consultants have the responsibility of supporting our franchisees throughout the system. The director of franchise operations and the franchise business consultants manage the relationship between us and our franchisees and provide an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operations planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. They ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the franchise business consultants and the support center but are not required to do so. Our director of franchise operations reports directly to our senior vice president of operations.

We have a comprehensive operations scorecard and training tool that helps us measure the operational effectiveness of our franchise-operated restaurants. This scorecard is used to evaluate, monitor and improve operations in areas such as guest satisfaction, health and safety standards, community involvement, and local store marketing effectiveness, among other operating metrics. Also, we generally provide support as it relates to all aspects of franchise operations including, store openings and operating performance. Finally, we solicit feedback from our franchise system by having an active dialogue with all franchisees throughout the year.

The franchisee’s investment depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, point-of-sale systems, business licenses, deposits, initial food inventory, smallwares, décor and training fees as well as working capital. In fiscal 2020, certain franchisees were required to contribute 1.0% of net sales to a marketing fund dedicated to providing digital and creative services. Currently, franchisees are required to spend approximately 1.5% of their net sales annually on local marketing activities.

Seasonality

Our Famous Dave’s restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months. Our Granite City restaurants typically generate higher revenue in the second and fourth quarters of our fiscal year as a result of warmer weather and increased patio seating in the second quarter and holiday activity in the fourth quarter.

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

Team Members

As of January 3, 2021, we employed approximately 2,417 team members of which approximately 238 were salaried full-time employees. None of our team members are covered by a collective bargaining agreement. We believe that we have good relationships with our team members.

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

Risks Related to Our Operations

Health concerns arising from the recent global coronavirus COVID-19 outbreak or other diseases have and may in the future adversely affect our business and results of operations.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time. A health pandemic is an outbreak of a disease that occurs over a wide geographic area and affects an exceptionally high proportion of the population. Many customers are avoiding public gathering places due to this health pandemic, and local, regional and national governments are limiting or banning public gatherings to halt or delay the spread of this virus. These conditions are impacting our restaurant customer traffic and may hinder our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Many jurisdictions in which we have restaurants have imposed mandatory closures, and limitations on capacity or other restrictions on operations due to the spread of the COVID-19 virus. Even if such mandatory measures are limited or withdrawn, the perceived risk of infection or significant health risk may adversely affect our business.

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

The complete Integration of the operations of the 18 Granite City restaurants we acquired in March 2020 may prove to be more difficult, costly and time consuming than expected, which could cause us not to realize some or all of the anticipated benefits and synergies of the acquisition.

The Granite City acquisition has involved substantial non-recurring costs, including significant transaction costs, regulatory costs and integration costs, such as facilities, systems and employment-related costs, and we may incur unanticipated costs or unknown liabilities which may be significant. Uncertainties associated with the manner in which the combined company following the acquisition will fare in the global economic environment may adversely affect the combined company’s business and operations. Due to the acquisition of Granite City immediately prior to the declaration of the COVID-19 pandemic, many steps in the full integration of Granite City had to be delayed and/or were not completed in the restaurants as we were unable to judge the extent of integration steps with full capacity seating. The operations of the Granite City concept can lead us to incur unknown or new types of costs and liabilities, subject us to new regulatory and compliance frameworks, new market risks, involve operations in new geographies and challenging labor, regulatory and tax regimes as well as the execution and compliance costs and risks associated with such activities.

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

A failure to maintain continued compliance with the financial covenants of our credit facilities may result in termination of the credit facilities and may have a material adverse effect on our ability to accomplish our business objectives.

On June 20, 2019, we and certain of our affiliates entered into a loan arrangement with Choice Financial Corp. (“Choice”) providing for a term loan in the principal amount of $24.0 million (the “Term Note”). We are subject to various financial and non-financial covenants under their Term Loan, including a minimum debt-service coverage ratio.

In April and May of 2020, FDA, Granite City, Inc. and BBQ Ventures, Inc., wholly-owned operating subsidiaries of the Company and Mercury BBQ, a partially owned operating subsidiary of the Company, entered into promissory notes (“PPP Loans”) with Choice under the Paycheck Protection Program (“PPP”). The PPP Loans contain certain covenants which, among other things, restrict the borrower’s use of the proceeds of the PPP Loans to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, and require compliance with all other loans or other agreements with any creditor of the borrower, to the extent that a default under any loan or other agreement would materially affect the borrower’s ability to repay the PPP Loans and limit the ability of the borrower to make certain changes to its ownership structure. As of January 3, 2021, we were in compliance with all of our covenants under the Term Loan and PPP Loans; however, there can be no assurance that we will be able to comply with all of our financial and non-financial covenants in the future. A failure to comply with these covenants could cause us to be in default of our agreements and Choice would be within its rights to accelerate the maturity dates of any amount owed on our existing loans. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our real estate and personal property, which serves as collateral for the Term Loan. Replacement financing may be unavailable to us on similar terms or at all. Termination of our existing loan without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

Our PPP loans may be subject to audit, may not be forgivable and may eventually have to be repaid.

The PPP Loans are subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments.

The U.S. Department of the Treasury has announced that it will conduct audits for loans made pursuant to the PPP that exceed $2 million. Should we be audited or reviewed by the U.S. Department of the Treasury or the Small Business Administration as a result of the PPP Loans or filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, generate negative publicity and cause us to incur legal and reputational costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loan and may potentially be subject to civil and criminal fines and penalties. We may not have the resources to repay the PPP Loans if required to do so by the federal government.

The Company cannot provide assurance that the principal and interest amounts under the PPP Loans will be forgiven. If all or substantially all of the PPP Loans are not forgiven or it is subsequently determined that they must be repaid, we may be required to repay the PPP Loans. Any such repayment of the PPP Loans will reduce the funds available to us for working capital and other corporate purposes and may limit our ability to obtain additional financing. Additionally, though we believe we are eligible for the PPP Loans under the PPP, our receipt of the PPP Loans could result in negative publicity, or expose us to liability under the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, if it is determined that we were in fact not eligible to take the PPP Loans in the first instance.

Our future revenue, operating income, and cash flows are dependent on consumer preference and our ability to successfully execute our plan.

Our company’s future revenue and operating income will depend upon various factors, including continued and additional market acceptance of the BBQ Holdings brands and new operating platforms, the quality of our restaurant operations, our ability to grow our brands, our ability to successfully expand into new and existing markets, our ability to successfully execute our franchise program, our ability to raise additional financing as needed, discretionary consumer spending, the overall success of the venues where BBQ Holdings restaurants are or will be located, economic conditions affecting disposable consumer income, general economic conditions and the continued popularity of the BBQ Holdings brands. An adverse change in any or all of these conditions would have a negative effect on our operations and the market value of our Common Stock.

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

We are subject to risks associated with long-term non-cancellable leases and the costs of exiting leases at restaurants we have closed or may close in the future may be greater than we estimate or could be greater than the funds we raise to address closure costs.

Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased. Our leases generally have an initial term of ten years and generally can be extended only in five-year increments (at increased rates). All of our leases require a fixed annual rent, although some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations.

As part of our business strategy, we have effected, and may continue to effect, acquisitions of and joint ventures with additional brands. Failure to find suitable candidates or successfully integrate any such brands could negatively impact our future growth.

As part of our growth strategy, we have acquired, and entered into joint ventures with, new brands. In the future, we may not be able to find other suitable acquisition and joint venture candidates at acceptable prices, and we may not be able to complete these acquisitions.

Additionally, we may experience difficulties in integrating new brands, including coordinating and consolidating geographically separated systems and facilities, retraining and integrating the management and personnel of the acquired brands, combining financial accounting and reporting systems, establishing and maintaining effective internal control over financial reporting, and implementing operational procedures and disciplines to control costs and increase profitability. We may also be required to obtain additional financing to fund future acquisitions, but there can be no assurance that we will be able to obtain such additional financing on acceptable terms or at all.

Development initiatives outside our core business could result in adverse consequences.

Our business expansion into non-traditional restaurant formats, including restaurants with a smaller footprint, restaurants located in non-traditional locations and restaurants that operate on a delivery-only and/or ghost kitchen basis, could create new operating and reputational risks

We may not be successful in maintaining or expanding our international footprint.

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

U.S. federal income tax reform could adversely affect us.

Due tax law changes in December 2017, net interest expense deductions are limited to 30% of adjusted taxable income and the net operating loss deduction is limited to 80% of taxable income. With the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) legislation, the net interest expense limitation increased from 30% to 50% for 2019 and 2020. If we fail to generate significant taxable income, we may not be able to fully deduct the interest expense on our debt, which could result in us having to pay increased federal income taxes. We have also generated substantial taxable losses in the past and may continue to do so in the future. Although the treatment of tax losses generated before December 31, 2017 has not changed, subsequent tax losses generated will only be able to offset 80% of taxable income, although the losses may be carried forward indefinitely. As such, we may have to pay federal income taxes in the future despite having significant net operating loss carryforwards for federal income tax purposes.

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

Risks Related to Our Industry

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

Risks Related to Ownership of Our Common Stock

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

Anti-takeover provisions in Minnesota law might discourage or delay acquisition attempts for us that you might consider favorable.

We are subject to the provisions of Section 302A.673 of the Minnesota Business Corporation Act, which regulates business combinations. Section 302A.673 generally prohibits any business combination by an issuing public corporation, or any of its subsidiaries, with an interested shareholder, which means any shareholder that purchases 10% or more of our voting shares within four years following the date the person became an interested shareholder, unless the business combination is approved by a committee composed solely of one or more disinterested members of our Board before the date the person became an interested shareholder.

We are also subject to Section 302A.675 of the Minnesota Business Corporation Act, which generally prohibits an offeror from acquiring our shares within two years following the offeror's last purchase of our shares pursuant to a takeover offer with respect to that class, unless our shareholders may sell their shares to the offeror upon substantially equivalent terms as those provided in the earlier takeover offer. This provision does not apply if the share acquisition is approved by a committee of disinterested members of our Board before the purchase of any shares by the offeror pursuant to the earlier takeover offer.

These anti-takeover provisions could discourage, delay or prevent a transaction involving a change in control of our Company, even if doing so would benefit our shareholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future. The following table sets forth certain information about our existing Company-owned restaurant locations, as of January 3, 2021:

			Square	Owned or	Date
Location		Brand	Footage	Leased	Opened/Acquired
1	Roseville, MN	Famous Dave's	4,800	Leased	6/10/1996
2	Maple Grove, MN	Famous Dave's	6,132	Leased	4/28/1997
3	Highland Park, MN	Famous Dave's	5,200	Leased	6/16/1997
4	Apple Valley, MN	Famous Dave's	3,800	Leased	7/18/1997
5	Forest Lake, MN	Famous Dave's	4,875	Leased	10/13/1997
6	Minnetonka, MN	Famous Dave's	5,500	Leased	12/20/1997
7	Plymouth, MN	Famous Dave's	4,094	Owned	12/29/1997
8	Des Moines (West), IA	Famous Dave's	5,370	Leased	4/10/1998
9	Woodbury, MN	Famous Dave's	5,900	Owned	10/27/1998
10	Westbury, NY	Famous Dave's	6,930	Leased	10/25/2005
11	Mountainside, NJ	Famous Dave's	8,674	Leased	3/25/2002
12	Janesville, WI	Famous Dave's	4,100	Leased	8/7/2018
13	Greenwood, IN	Famous Dave's	5,700	Leased	10/9/2018
14	Aurora, CO	Famous Dave's	6,727	Leased	3/5/2019
15	Grand Junction, CO	Famous Dave's	6,800	Leased	6/4/2019
16	Stapleton, CO	Famous Dave's	6,000	Leased	3/5/2019
17	Thornton, CO	Famous Dave's	6,500	Leased	3/5/2019
18	Madison, WI	Famous Dave's	4,298	Leased	5/15/2019
19	Greenfield, WI	Famous Dave's	6,700	Leased	5/15/2019
20	Flint, MI	Famous Dave's	5,626	Leased	5/1/2019
21	Saginaw, MI	Famous Dave's	6,157	Leased	5/1/2019
22	Toledo, OH	Famous Dave's	5,533	Leased	5/1/2019
23	Peoria, AZ	Famous Dave's	6,500	Leased	7/11/2019
24	Chandler, AZ	Famous Dave's	6,500	Leased	7/11/2019
25	Mesa, AZ	Famous Dave's	6,500	Leased	7/11/2019
26	Cedar Falls, IA	Famous Dave's	5,400	Leased	6/18/2019
27	Minneapolis, MN	Famous Dave's	3,000	Leased	12/19/2019
28	St. Cloud, MN	Granite City	10,000	Leased	3/9/2020
29	Sioux Falls, SD	Granite City	10,600	Leased	3/9/2020
30	Fargo, ND	Granite City	9,276	Leased	3/9/2020
31	Cedar Rapids, IA	Granite City	9,449	Leased	3/9/2020
32	Davenport, IA	Granite City	9,449	Leased	3/9/2020
33	Lincoln, NE	Granite City	9,449	Leased	3/9/2020
34	Maple Grove, MN	Granite City	9,449	Leased	3/9/2020
35	Eagan, MN	Granite City	7,600	Leased	3/9/2020
36	Kansas City, MO	Granite City	9,449	Leased	3/9/2020
37	Kansas City, KS	Granite City	9,449	Leased	3/9/2020
38	Roseville, MN	Granite City	9,531	Leased	3/9/2020
39	Ft.Wayne, IN	Granite City	8,550	Leased	3/9/2020
40	Creve Coeur, MO	Granite City	11,360	Leased	3/9/2020
41	Troy, MI	Granite City	9,830	Leased	3/9/2020
42	Franklin, TN	Granite City	9,815	Leased	3/9/2020
43	Naperville, IL	Granite City	10,803	Leased	3/9/2020
44	Northville, MI	Granite City	10,491	Leased	3/9/2020
45	Schaumburg, IL	Granite City	10,802	Leased	3/9/2020
46	Oklahoma City, OK	Clark Crew BBQ	8,500	Leased	12/9/2019
47	Vernon Hills, IL	Real Urban BBQ	3,511	Leased	3/16/2020

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

ITEM 3.       LEGAL PROCEEDINGS

The information contained in Note 9 Commitments and Contingencies of the notes to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to any material pending legal proceedings.

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the Nasdaq Stock Market since July 24, 1997 and trades under the symbol BBQ. Currently, our common stock trades on the Nasdaq Global Market.

Holders

As of March 24, 2021, we had approximately 87 shareholders of record and approximately 3,184 beneficial shareholders.

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

The purpose of the 2015 Plan is to increase shareholder value and to advance the interests of our company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of our company. The Plans have each been approved by the shareholders of our company. The following table sets forth certain information as of January 3, 2021, with respect to the 2005 Plan and the 2015 Plan.

		Weighted-	Number of Securities
		Average	Remaining Available for
	Number of Securities	Exercise Price	Future Issuance Under
	to be Issued Upon	of Outstanding	Equity Compensation
	Exercise of	Options,	Plans (Excluding
	Outstanding Options	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by shareholders:
2005 Stock Incentive Plan	250	$28.53	—
2015 Stock Incentive Plan	574,750	4.48	169,440
TOTAL	575,000	$4.49	169,440

Performance Graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer

None

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-K, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. We develop, own and operate restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, we franchise restaurants under the name “Famous Dave’s”. As of January 3, 2021, there were 125 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 27 Company-owned restaurants and 98 franchise-operated restaurants. Included in the Famous Dave’s company-owned restaurant total are four restaurants purchased in July 2019 in Arizona (“Arizona Restaurants’) and four restaurants purchased in March 2019 in Colorado (“Colorado Restaurants”). The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. On March 9, 2020, we purchased 18 Granite City Food & Brewery restaurants (“Granite City Acquisition”) in connection with a Chapter 11 bankruptcy filing. On March 16, 2020, we purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. In October 2020, we signed a 25-unit development agreement with Bluestone Hospitality Group (“Bluestone”) whereby Bluestone will open Famous Dave’s ghost kitchens and dual restaurant concepts with the Johnny Carino’s Italian brand.

Impact of the COVID-19 Virus on our business

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, were implemented globally resulting in a dramatic decrease in economic activity. “Stay-at-home” orders with the exception of conducting certain essential functions, quarantines, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have had an adverse impact on our company’s business. From mid-March through April, all of our Company-owned restaurants operated on a take-away, mobile pick-up and delivery basis only in order to protect its employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates. Beginning in May, we gradually began opening our restaurants for dine-in at 25% to 50% capacity pursuant to the regulations of the jurisdictions in which we operate. While all but one of our Company-owned restaurants began operating under limited-capacity in-store dining by mid-June 2020, in late October, some locations were required to reduce or eliminate in-store dining due to new COVID restrictions (Note 1 Nature of Business and Significant Accounting Policies). Due to the rapid development and fluidity of this situation, we cannot determine the ultimate impact that the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations.

Fiscal Year

Our fiscal year ends on the Sunday nearest to December 31st of each year. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal year ended January 3, 2021 (fiscal 2020) consisted of 53 weeks while the fiscal year ended December 29, 2019 (fiscal 2019) consisted of 52 weeks.

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

Application of Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosures. On an on-going basis, management evaluates its estimates and judgments. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience, observance of trends in the industry, information provided by customers and other outside sources and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of our consolidated financial statements. Our company’s significant accounting policies are described in Note 1 Nature of Business and Significant Accounting Policies to the consolidated financial statements included herein.

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

Lease Accounting

We lease the property for our corporate headquarters, most of our Company-owned stores, and certain office and restaurant equipment. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in its consolidated balance sheets. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term, including any renewal options where the renewal is reasonably assured at the commencement date. Because most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets also exclude lease incentives received. Where we are the lessee, at initial adoption, we have elected to account for non-lease components associated with its leases (e.g., common area maintenance costs) and lease components separately for substantially all of its asset classes. Subsequent to adoption we will combine lease and non-lease components.

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

Accounts receivable, net

We provide an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. We provide for a general bad debt reserve for franchise receivables due to increases in days sales outstanding for which no payment plan or other payment arrangement exists. This general reserve is based on the aging of receivables meeting specified criteria and is adjusted each quarter based on past due receivable balances. Additionally, we have periodically established a specific reserve on certain receivables as necessary on a case-by-case basis. Any changes to the reserve are recorded in general and administrative expenses. In fiscal 2020, we recorded approximately $403,000 in bad debt related to the discount we offered franchisees on deferred payments remitted prior to June 30, 2020 as described in Note 1 Nature of Business and Significant Accounting Policies to the financial statements. Exclusive of that one-time adjustment, accounts receivable balances written off have not exceeded allowances provided. We believe all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. In assessing recoverability of these receivables, we make judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which franchisees are required to submit to us.

Stock-based compensation

Beginning in fiscal 2019, we were required to adopt ASU 2018-17- Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. See Note 1 Nature of Business and Significant Accounting Policies to the accompanying financial statements for more information.

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

Results of Operations – Fiscal Year 2020 Compared to Fiscal Year 2019

The following table presents items in our consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Year Ended
	January 3, 2021	December 29, 2019
Food and beverage costs(1)	30.9%	31.4%
Labor and benefits costs(1)	34.0%	35.8%
Operating expenses(1)	33.8%	32.9%
Restaurant level operating margin(1)(3)	1.3%	(0.1)%
Depreciation and amortization expenses(2)	4.2%	2.7%
General and administrative expenses(2)	11.9%	13.2%
(Loss) income from operations(2)	(9.2)%	(1.9)%
(1)	As a percentage of restaurant sales, net
(2)	As a percentage of total revenue
(3)	Restaurant level cash operating margin is equal to restaurant sales, net, less food and beverage costs, labor and benefit costs, and operating expenses.

Total Revenue

Our components of and changes in revenue consisted of the following for the fiscal years ended January 3, 2021 and December 29, 2019:

	Year Ended
(dollars in thousands)	January 3, 2021	December 29, 2019	$ Change	% Change
Revenue:
Restaurant sales, net	$109,544	$68,564	$40,980	59.8%
Franchise royalty and fee revenue	8,919	12,126	(3,207)	(26.4)%
Franchisee national advertising fund contributions	1,124	1,616	(492)	(30.4)%
Licensing and other revenue	1,850	1,249	601	48.1%
Total revenue	$121,437	$83,555	$37,882	45.3%

The increase in year-over-year restaurant sales for the year ended January 3, 2021 as compared to the year ended December 29, 2019 was primarily a result of the net increase of 14 full service Company-owned restaurants during fiscal 2020, as a result of the acquisition of the Arizona Restaurants, Colorado Restaurants and the Granite City Acquisition. Same store net sales for Company-owned restaurants for fiscal year 2020, decreased 8.5% compared to fiscal year 2019. It is our policy to include in our same store net sales base, restaurants that have been open for 12 months under our company’s ownership. On a weighted basis, for the year ended January 3, 2021, dine-in sales decreased by 46.3% while to-go sales increased by 72.6% driven by third-party delivery sales and curb-side pickup due to the unavailability of dine-in options as a result of the COVID-19 pandemic. Catering same store sales decreased 54.6% for fiscal year 2020 compared to fiscal year 2019 as a result of group activities being eliminated or reduced in capacity as a result of the COVID-19 pandemic.

We have been making significant investments in programs aimed at increasing to-go and catering sales at all our BBQ Holdings restaurants. We have rolled out delivery programs with various third-party services, which we believe, along with online ordering, will continue to augment our to-go and catering sales in the future. We believe our focus on to-go enables us to capture a greater portion of the “take-out” market by allowing consumers to “trade within our brands,” when dining in is not always an option. We believe that these innovations will provide additional avenues for our franchisees to grow their respective businesses.

The decrease in year-over-year franchise-related revenue was primarily due to the elimination of the dine-in option for our guests in much of fiscal year 2020 due to state regulations caused by the pandemic. Licensing and other revenue, which is primarily derived from retail sales of Famous Dave’s branded sauces, rubs, Real Urban Barbeque consumer packaged goods, and the sale of raw brewing products produced at the Granite City brewing facility increased approximately $601,000 in fiscal 2020 over fiscal year 2019.

Average Weekly Net Sales and Operating Weeks

The following table shows Company-owned and franchise-operated average weekly net sales for the periods presented:

	Year Ended
	January 3, 2021	December 29, 2019
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$42,612	$51,432
Company-Owned	44,093	47,642
(1)	AWS for franchise-operated restaurants are not recognized as Company-owned revenues and are not included in our consolidated financial statements. We believe that disclosure of average weekly net sales and operating weeks for franchise-operated restaurants provides useful information to investors because historical performance and trends of BBQ Holdings franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the BBQ Holdings brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Food and Beverage Costs

Our food and beverage costs consisted of the following for fiscal years ended January 3, 2021 and December 29, 2019:

	Year Ended
(dollars in thousands)	January 3, 2021	December 29, 2019	$ Change	% Change
Food and beverage costs	$33,867	$21,541	$12,326	57.2%

Food and beverage costs for the fiscal years ended January 3, 2021 and December 29, 2019 represented approximately 30.9% and 31.4% of net restaurant sales, respectively. This year-over-year decrease, as a percentage of net restaurant sales, was a result of the reduction of menu items offered as the restaurants reacted to the increase in to-go business and limited in-store dining due to COVID-19 restrictions.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the fiscal years ended January 3, 2021 and December 29, 2019.

	Year Ended
(dollars in thousands)	January 3, 2021	December 29, 2019	$ Change	% Change
Labor and benefits costs	$37,228	$24,565	$12,663	51.5%

Labor and benefits costs for the fiscal years ended January 3, 2021 and December 29, 2019 were approximately 34.0% and 35.8% of net restaurant sales, respectively. The year-over-year decrease during the year ended January 3, 2021, as a percentage of net restaurant sales, was driven by in part by a concerted effort by management to increase efficiency at the restaurants and in part by the decrease in labor needed as dining room closures were mandated as a result of COVID-19. The Company furloughted approximately 77% of its workforce as a means to control labor costs.

Operating Expenses

Our operating expenses consisted of the following for the fiscal years ended January 3, 2021 and December 29, 2019:

	Year Ended
(dollars in thousands)	January 3, 2021	December 29, 2019	$ Change	% Change
Operating expenses	$36,984	$22,555	$14,429	64.0%

Operating expenses for the fiscal years ended January 3, 2021 and December 29, 2019 were approximately 33.8% and 32.9% of net restaurant sales, respectively. This year over year increase in expense as a percentage of net restaurant sales was due primarily to the reduced revenue resulting from the effects of COVID-19.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal years ended January 3, 2021 and December 29, 2019 was approximately $5.1 million and $2.2 million, respectively, representing approximately 4.2% and 2.7% of total revenues, respectively. Depreciation and amortization expense increased during the year ended January 3, 2021 primarily as a result of the addition of Company-owned restaurants.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the fiscal years presented:

	Year Ended
(dollars in thousands)	January 3, 2021	December 29, 2019	$ Change	% Change
General and administrative expenses	$14,395	$10,992	$3,403	31.0%

General and administrative expenses for the years ended January 3, 2021 and December 29, 2019, represented approximately 11.9% and 13.2% of total revenues, respectively. While as a percentage of revenues general and administrative expense decreased year over year, we incurred additional expenditure for acquisition costs and ongoing oversite of our new restaurants.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closing costs we incurred for the periods presented:

	Year Ended
(dollars in thousands)	January 3, 2021	December 29, 2019
Asset impairments, net	$5,532	$282
Lease termination charges and related costs	169	926
Restaurant closure expenses	(18)	88
Asset impairment, estimated lease termination charges and other closing costs	$5,683	$1,296

During fiscal year 2020, we closed five Company-owned stores compared to four Company-owned stores in fiscal year 2019. In addition to the five locations we closed in fiscal year 2020, we impaired the assets of four under-performing locations. These charges represented the write-offs of the impaired assets, as well as the net assets of closed restaurants, lease termination charges incurred with the early termination of leases, and ongoing costs incurred related to closed restaurants.

Total Other Income (Expense)

Total other expense for the fiscal years ended January 3, 2021 and December 29, 2019 included interest expense of $805,000 and $494,000, respectively. These expenses were partially offset by interest income of approximately $154,000 and $215,000 during the fiscal years ended January 3, 2021 and December 29, 2019, respectively. The increase in interest expense was primarily related to the increase in outstanding debt related to borrowings for the Granite City Acquisition and the PPP Loans obtained as a result of the effects of COVID-19 on our business (Note 8 Long-term Debt). In fiscal year 2020, we recorded a gain on bargain purchase in conjunction with the Granite City acquisition in the amount of $13.2 million (Note 2 Restaurant Acquisition).

Income Tax Benefit

Income tax benefit for the year ended January 3, 2021 and December 29, 2019 was $2.8 million and $659,000, respectively. This represents an effective tax rate of (132.7)% and 52.2%, respectively. The decrease in our effective tax rate primarily relates to the bargain purchase gain recognized on the Granite City Acquisition (Note 2 Restaurant Acquisition).

Basic and Diluted Net Income (Loss) Per Common Share

Our basic and diluted net income per common share for the year ended January 3, 2021 was $0.54 per share. Basic and diluted net loss per common share for the year ended December 29, 2019 was $0.07 per share. For the year ended January 3, 2021, we had basic and diluted weighted-average shares outstanding of approximately 9,155,000 and 9,168,000, respectively. For the year ended December 29, 2019, we had basic and diluted weighted-average shares outstanding of approximately 9,099,000.

Financial Condition, Liquidity and Capital Resources

Our balance of cash and cash equivalents was approximately $19.6 million and $6.1 million at January 3, 2021 and December 29, 2019, respectively. During fiscal year 2020, we drew approximately $8.1 million on our loan agreement with Choice Financial Group and received approximately $14.0 million in PPP Loans (Note 8 Long-Term Debt). We used cash to purchase one Real Urban Barbeque restaurant in Illinois and 18 Granite City restaurants in 11 states (Note 2 Restaurant Acquisition). We expect to utilize cash on hand to reinvest in our brand and the evolution of our company.

Our current ratio, which measures our immediate short-term liquidity, was 1.1 at January 3, 2021 compared with 1.0 as of December 29, 2019. The current ratio is computed by dividing total current assets by total current liabilities.

Net cash provided by operating activities for the year ended January 3, 2021 was $2.1 million, which reflects net income of approximately $4.3 million reduced primarily by the $13.2 million non-cash bargain purchase gain on the Granite City Acquisition and increased by non-cash charges of approximately $12.3 million primarily due to depreciation and amortization, stock-based compensation, asset impairment/lease termination charges and bad debt expense. Changes in operating assets for the fiscal year ended January 3, 2021 primarily included cash outflows from a net increase in prepaids and other assets of $1.3 million, offset in part by cash inflows from the increase of accounts payable and other liabilities of $4.7 million.

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

Net cash used by investing activities for the year ended January 3, 2021 was $6.0 million related to payments for acquired restaurants of $5.4 million and the purchase of property, equipment and leasehold improvements of $3.5 million, net of proceeds from the sale of our Coon Rapids, Minnesota location.

Net cash used by investing activities for the year ended December 29, 2019 was $13.0 million primarily related to the acquisition of the Colorado Restaurants and Arizona Restaurants.

Net cash provided by financing activities in fiscal year 2020 was $17.4 million which was related to the proceeds from our loan with Choice Bank and the proceeds from our PPP Loans, offset in part by payments on our long-term debt. Proceeds from our loan with Choice Bank were used to fund acquisitions while the funds from the PPP Loans were used to fund operations.

Net cash provided by financing activities in fiscal year 2019 was $4.1 million primarily from the proceeds of loan agreement with Choice Bank.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of January 3, 2021, we were in compliance with all of our covenants.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. COVID-19 pandemic has caused a disruption to our business. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, and due to the rapid development and fluidity of the situation, we are not able to determine the ultimate impact it will have on our financial condition. We have taken measures to mitigate our downturn in sales, including reducing labor and renegotiating rents on our restaurant properties. Additionally, the proceeds from our PPP Loans have been used to fund operations. Although we have filed for forgivness of these loans, we have not yet heard from the Small Business Administration. There can be no assurance that any portion of the PPP Loans will be forgiven and we would not be required to repay the PPP Loans in full. Interest and principal payments under the PPP Loans will continue to be deferred until such time the amount of forgiveness is determined.

Contractual Obligations

The following is a summary of our contractual obligations as of January 3, 2021. Our PPP Loans are scheduled to be repaid in fiscal year 2022, however, we have applied for forgiveness of such loans but have not yet heard from the Small Business Administration (Note 8 Long-Term Debt):

(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Term Loan	$10,403	$2,111	$2,220	$2,335	$2,457	$1,280	$—
PPP Loans	13,957	—	13,957	—	—	—	—
Operating Lease Obligations	91,261	9,674	9,978	9,617	8,608	8,254	45,130
Total	$115,621	$11,785	$26,155	$11,952	$11,065	$9,534	$45,130

Off-Balance Sheet Arrangements

Our company does not have any off-balance sheet arrangements (as such term is defined in Item 303 of regulation S-K) that are reasonably likely to have a current or future effect on our financial condition or changes in financial condition, operating results, or liquidity.

Income Taxes

As of January 3, 2021, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $26.8 million and federal net operating loss carry-forwards for tax reporting purposes of $10.9 million which, if not used, will begin to expire in fiscal 2021 and 2038, respectively.

Recent Accounting Guidance Not Yet Adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued Update 2019-12, Income Taxes ("Topic 740") as part of its Simplification Initiative. This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted. We plan to adopt during the first quarter of 2021, and we expect an immaterial impact to the consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

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

While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather or other market conditions outside of our control.  Many of our restaurant employees are paid hourly rates subject to the federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage and other regulatory requirements for employees that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, certain operating and other costs, including health benefits in compliance with the Patient Protection and Affordable Care Act, taxes, insurance, COVID-19 pandemic related benefits, and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control. While we have been able to partially offset inflation and other changes in the costs of key operating resources by adjusting menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. At times, competitive conditions and macroeconomic conditions that impact consumer discretionary spending may limit our menu pricing flexibility.  There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as January 3, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of January 3, 2021, our internal control over financial reporting is effective based on these criteria.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BBQ Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BBQ Holdings, Inc. ( a Minnesota corporation) and subsidiaries (the “Company”) as of January 3, 2021, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 29, 2019, were audited by other auditors whose report dated March 27, 2020, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of long-lived assets for impairment

Operating lease –right-of-use assets were $61.6 million as of January 3, 2021. The Company evaluates restaurant sites and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of restaurant sites to be held and used is measured by a comparison of the carrying amount of the restaurant site to the undiscounted future net cash flows expected to be generated on a restaurant-by-restaurant basis. If a restaurant is determined to be impaired, the loss is measured by the amount by which the carrying amount of the restaurant site exceeds its fair value. Fair value is estimated based on the best information available including estimated future cash flows, expected growth rates in comparable restaurant sales, remaining lease terms, discount rate and other factors. Based upon the analyses performed and primarily resulting from several COVID-19 pandemic factors, including significant reduction in guest traffic at the restaurants, state and local government mandated restrictions including suspension of dine-in operations, and resulting changes in consumer behavior, the Company recognized pre-tax impairment charges for long-lived assets of $5.5 million in fiscal 2020.

We identified the evaluation of long-lived assets for impairment as a critical audit matter. Subjective auditor judgment was required to evaluate the effects of expected useful lives of the long-lived assets and the forecasted cash flows to be generated by the asset groups, specifically forecasted sales and forecasted expenses, including the effects of the COVID-19 pandemic and resulting duration of the economic downturn. Furthermore, in determining the fair value of certain long-lived assets, involvement of valuation professionals with specialized skills and knowledge was required to assess certain discount rates used in the impairment models.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the Company’s ability to accurately forecast future sales and expenses by comparing actual results to the Company’s historical forecasts. We performed sensitivity analyses over future sales and expense assumptions and expected useful lives to evaluate the change in the impairment analysis resulting from changes in these specific assumptions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

– assessing the methodology used to determine the fair value of right-of-use assets;

– evaluating the discount rates by comparing them to publicly available market data for comparable entities and assessing the resulting discount rates.

Business Combination – Granite City Acquisition

On March 9, 2020, the Company completed the acquisition of certain Granite City restaurants. The Company accounted for the acquisition using the purchase method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date. As a result of the acquisition, management recorded $8.3 million of identifiable intangible assets. The most significant identifiable intangible assets acquired were Trade Names/Trademarks of $7.7 million. The Company estimated the fair value of the Trade Names/Trademarks using the relief from royalty method, which is a discounted cash flow method. The fair value determination of the Trade Names/Trademarks intangible assets required management to make significant estimates and assumptions related to forecasted future cash flows, including the selection of royalty rates, terminal growth rates, and discount rates.

We identified the Trade Names/Trademarks intangible assets for Granite City as a critical audit matter because of the significant estimates and assumptions management made to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows, including the selection of royalty rates, terminal growth rates, and discount rates.

Our audit procedures related to the forecasts of future cash flows and the selection of the royalty rates, terminal growth rates, and discount rates for the Trade Names/Trademarks intangible assets for Granite City included the following, among others:

- assessing the reasonableness of fiscal year forecasted cash flows of revenues and operating margins by comparing them to Granite City’s actual cash flows.

- assessing the reasonableness of the forecasted revenue growth rates and operating margins over the cash flow forecast period by comparing them to Granite City’s actual revenue growth rates and operating margins during the most recent historical periods.

- performing sensitivity analyses of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions.

- with the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies; (2) royalty rates by testing the source information used to compare market royalty rates associated with comparable licensing agreements; (3) terminal growth rates by comparing them to industry growth rates and the projected nominal gross domestic product (GDP) growth rate; and (4) discount rates, which included testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

Allowance for deferred tax assets

The Company recognizes deferred income tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under the relevant tax law. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income, taxable income in prior carryback year(s) if permitted under the tax law, and tax planning strategies. The Company’s valuation allowance for deferred tax assets was $1.4 million as of January 3, 2021.

The Company’s determination of the valuation allowance involves estimates. Management’s primary estimate in determining whether a valuation allowance should be established is the projection of future sources of taxable income. Auditing management’s estimate of future sources of taxable income, which affects the recorded valuation allowances, required a high degree of audit judgment, and included the need to involve our income tax specialists.

Our audit procedures related to estimated future sources of taxable income included the following, among others:

- with the assistance of our income tax specialists, we considered relevant tax laws and regulations in evaluating the appropriateness of management’s estimates of future sources of taxable income.

- evaluating management’s ability to accurately estimate future sources of taxable income by comparing actual results to management’s historical estimates. Further, we evaluated the reasonableness of management’s estimates of future sources of taxable income by comparing the estimates to historical sources of taxable income or losses and minutes of the Board of Directors.

With the assistance of our income tax specialists, we evaluated whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets under tax law.

We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the net deferred tax assets.

/s/ Schechter, Dokken, Kanter, Andrews & Selcer, Ltd.

We have served as the Company’s auditor since 2020.

Minneapolis, Minnesota

April 2, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BBQ Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of BBQ Holdings Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 29, 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor from 2002 through 2020.

Minneapolis, Minnesota

March 27, 2020

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS
Current assets:	January 3, 2021	December 29, 2019
Cash and cash equivalents	$18,101	$5,325
Restricted cash	1,502	761
Accounts receivable, net of allowance for doubtful accounts of $277,000 and $132,000, respectively	4,823	4,379
Inventories	2,271	1,346
Prepaid income taxes and income taxes receivable	—	264
Prepaid expenses and other current assets	1,252	1,356
Assets held for sale	1,070	2,842
Total current assets	29,019	16,273

Property, equipment and leasehold improvements, net	32,389	19,756

Other assets:
Operating lease right-of-use assets	61,634	25,962
Goodwill	601	640
Intangible assets, net	9,967	2,213
Deferred tax asset, net	4,934	6,646
Other assets	1,724	1,591
	$140,268	$73,081

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,385	$3,967
Current portion of lease liabilities	6,185	4,230
Current portion of long-term debt	2,111	616
Accrued compensation and benefits	2,390	2,694
Other current liabilities	9,766	4,975
Total current liabilities	26,837	16,482

Long-term liabilities:
Lease liabilities, less current portion	63,105	26,957
Long-term debt, less current portion	22,169	6,258
Other liabilities	1,224	1,610
Total liabilities	113,335	51,307

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,307 and 9,272 shares issued and outstanding at January 3, 2021 and December 29, 2019, respectively	93	93
Additional paid-in capital	8,748	7,856
Retained earnings	19,370	14,423
Total shareholders’ equity	28,211	22,372
Non-controlling interest	(1,278)	(598)
Total equity	26,933	21,774
	$140,268	$73,081

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	January 3, 2021	December 29, 2019
Revenue:
Restaurant sales, net	$109,544	$68,564
Franchise royalty and fee revenue	8,919	12,126
Franchisee national advertising fund contributions	1,124	1,616
Licensing and other revenue	1,850	1,249
Total revenue	121,437	83,555

Costs and expenses:
Food and beverage costs	33,867	21,541
Labor and benefits costs	37,228	24,565
Operating expenses	36,984	22,555
Depreciation and amortization expenses	5,121	2,231
General and administrative expenses	14,395	10,992
National advertising fund expenses	1,124	1,616
Asset impairment, estimated lease termination charges and other closing costs, net	5,683	1,296
Pre-opening expenses	10	460
Gain on disposal of property, net	(1,810)	(74)
Total costs and expenses	132,602	85,182

Loss from operations	(11,165)	(1,627)

Other (expense) income :
Interest expense	(805)	(494)
Interest income	154	215
Gain on bargain purchase	13,246	—
Total other income (expense)	12,595	(279)

Income (loss) before income taxes	1,430	(1,906)

Income tax benefit	2,837	659

Net income (loss)	4,267	(1,247)
Net loss attributable to non-controlling interest	680	598
Net income (loss) attributable to shareholders	$4,947	$(649)

Income (loss) per common share:
Basic net income (loss) per share attributable to shareholders	$0.54	$(0.07)
Diluted net income (loss) per share attributable to shareholders	$0.54	$(0.07)
Weighted average shares outstanding - basic	9,155	9,099
Weighted average shares outstanding - diluted	9,168	9,099

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - December 30, 2018	9,085	$91	$7,375	$15,075	$22,541	$—	$22,541
Exercise of stock options	5	—	20	—	20	—	20
Stock-based compensation	182	2	461	—	463	—	463
Other	—	—	—	(3)	(3)	—	(3)
Net loss	—	—	—	(649)	(649)	(598)	(1,247)
Balance - December 29, 2019	9,272	$93	$7,856	$14,423	$22,372	$(598)	$21,774
Issuance of restricted common stock	34	0	(0)	—	—	—	—
Exercise of stock options	1	—	6	—	6	—	6
Stock-based compensation			886	—	886	—	886
Net income	—	—	—	4,947	4,947	(680)	4,267
Balance - January 3, 2021	9,307	$93	$8,748	$19,370	$28,211	$(1,278)	$26,933

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 3, 2021	December 29, 2019
Cash flows from operating activities:
Net income (loss)	$4,267	$(1,247)
Adjustments to reconcile net income (loss) to cash flows provided by operations:
Depreciation and amortization	5,121	2,231
Stock-based compensation	886	463
Net gain on disposal	(1,783)	(74)
Asset impairment, estimated lease termination charges and other closing costs, net	5,483	1,273
Gain on bargain purchase	(13,246)	—
Deferred income taxes	(2,837)	(688)
Bad debts expense (recovery)	567	239
Other non-cash items	229	291
Changes in operating assets and liabilities:
Accounts receivable, net	(1,011)	(1,582)
Other assets	(282)	(449)
Accounts payable	2,418	258
Accrued and other liabilities	2,276	1,867
Cash flows provided by operating activities	2,088	2,582

Cash flows from investing activities:
Proceeds from the sale of assets	2,869	33
Purchases of property, equipment and leasehold improvements	(3,499)	(6,755)
Payments for acquired restaurants	(5,381)	(6,188)
Advances on notes receivable	—	(150)
Payments received on note receivable	42	31
Cash flows used for investing activities	(5,969)	(13,029)

Cash flows from financing activities:
Proceeds from long-term debt	22,058	4,300
Payments for debt issuance costs	(45)	(54)
Payments on long-term debt	(4,621)	(175)
Proceeds from exercise of stock options	6	22
Cash provided by financing activities	17,398	4,093

Increase (decrease) in cash, cash equivalents and restricted cash	13,517	(6,354)
Cash, cash equivalents and restricted cash, beginning of period	6,086	12,440
Cash, cash equivalents and restricted cash, end of period	$19,603	$6,086

Supplemental Disclosures
Cash paid for interest, net	$1,055	$244

Non-cash investing and financing activities:
(Decrease) in accrued property and equipment purchases	—	(39)
Gift card liability assumed pursuant to acquisitions	3,923	705
Accounts receivable settled through acquisitions	—	993
Inventory acquired pursuant to acquisitions	1,178	103

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-K, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, the Company franchises restaurants under the name “Famous Dave’s”. As of January 3, 2021, there were 125 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 27 Company-owned restaurants and 98 franchise-operated restaurants. In October 2020, the Company signed a 25-unit development agreement with Bluestone Hospitality Group (“Bluestone”) whereby Bluestone will open Famous Dave’s ghost kitchens and dual restaurant concepts with the Johnny Carino’s Italian brand. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. On March 9, 2020, the Company purchased 18 Granite City Food & Brewery restaurants (“Granite City Acquisition”) in connection with a Chapter 11 bankruptcy filing. On March 16, 2020, the Company purchased one Real Urban Barbecue restaurant located in Vernon Hills, Illinois.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. “Stay-at-home” orders with the exception of conducting certain essential functions, quarantines, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have had an adverse impact on the Company’s business. In some areas, these restrictions have discouraged or precluded even carry-out orders. Further, the COVID-19 pandemic has precipitated significant job losses and a national economic downturn that typically impacts the demand for restaurant food service. From mid-March through April, all of the Company's restaurants operated on a take-away, mobile pick-up and delivery basis only in order to protect its employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates. Beginning in May, the Company gradually began opening its restaurants for dine-in at 25% to 50% capacity pursuant to the regulations of the jurisdictions in which the Company operates. While all but one of the Company-owned restaurants began operating under limited-capacity in-store dining by mid-June 2020, in late October, some locations were required to reduce or eliminate in-store dining due to new COVID restrictions. Although the Company has experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on its business remains uncertain, the duration and scope of which cannot currently be predicted. The Company cannot predict what additional restrictions may be enacted, to what extent it can maintain off-premise sales volumes or if individuals will be comfortable returning to its dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to the Company’s operating results and financial position.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is continually evaluating the impact of this global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. Management delayed making certain rent payments on its leased properties and continues to negotiate with its landlords. The Company deferred the March through June royalties due from their franchisees and offered a discount on deferred payments remitted prior to June 30, 2020. On April 30, 2020, two of the Company’s wholly-owned operating subsidiaries received funding in connection with “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amended by the Coronavirus Aid, Relief and Economic Security Act, as amended from time to time (the “Paycheck Protection Program”). Pursuant to the terms of the Business Loan Agreements and Promissory Notes the Company borrowed approximately $13.0 million in the aggregate. Subsequently, two of the Company’s subsidiaries borrowed approximately $921,000 in the aggregate under the above referenced program in May 2020 (see Note 8 Long-term Debt). The Company was very fortunate to be able to utilize the program for each of its subsidiaries. As a nano-cap public restaurant organization, the Company’s access to capital differs greatly from its larger competitors. The Company requires these funds to retain, recall, and pay its loyal employees. The Covid-19 pandemic led to a government-required shut down of dining rooms, and with the Paycheck Protection Program funds, the Company has been able to continue serving customers. While each state mandates the extent of government restrictions, those restrictions continue to suppress revenues at each of the Company’s stores, thus inhibiting the Company’s ability to build upon its cash position. Should government restrictions increase, the Company’s cash position could be further diminished. After a thorough review and consultation with advisors, pursuant to the guidance provided by Small Business Administration, the Company was able to certify with a high level of confidence that it met the requirements of the loans. The Company continues to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act, on it, its customers, and its vendors. Remote work arrangements have been established for the Company’s employees to the extent possible in order to maintain financial reporting systems.

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

Seasonality

The Company’s Famous Dave’s restaurants typically generate higher revenue in the second and third quarters of its fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months. The Company’s Granite City restaurants typically generate higher revenue in the second and fourth quarters of its fiscal year as a result of warmer weather and increased patio seating in the second quarter and holiday activity in the fourth quarter. However, due to safety concerns and government regulations related to COVID-19, in fiscal year 2020, the Company was not able to realize the higher revenue from catering sales and holiday events as it has historically.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments

Due to their short-term nature, the carrying value of the Company’s current financial assets and liabilities approximates their fair value. The fair value of long-term debt approximates the carrying amount based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Segment reporting

The Company has Company-owned and franchise-operated restaurants in the United States, Canada and the United Arab Emirates, and operate within the single industry segment of foodservice. Management makes operating decisions on behalf of the BBQ Holdings brand which includes both Company-owned and franchise-operated restaurants. In addition, all operating expenses are reported in total and are not allocated to franchising operations for either external or internal reporting. As a result, the Company has concluded that it has a single reporting segment.

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31 of each year. The Company’s fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal year ended January 3, 2021 (fiscal 2020) consisted of 53 weeks while the fiscal year ended December 29, 2019 (fiscal 2019) consisted of 52 weeks.

Cash and cash equivalents

Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured. In May 2020, the Company invested $3.5 million in a certificate of deposit (CD) through Choice Bank. The interest rate on this CD is 3.0% with an annual percentage yield of 3.04%. Interest is compounded every 30 days and the CD automatically renews monthly. This balance is included with cash and cash equivalents on the Company’s balance sheet.

Restricted cash and marketing fund

The Company has a Marketing Development Fund, to which most Company-owned Famous Dave’s restaurants, in addition to the majority of franchise-operated, contribute a percentage of net sales, for use in public relations and marketing development efforts. The funds held in this account are used in part to reimburse the Company for its marketing and digital services activities on behalf of the Famous Dave’s brand. The Company also receives funds from its suppliers to be used exclusively for point-of-sale equipment purchases for its own stores as well as its franchisees. As the assets held by these funds are considered to be restricted, the Company reflects the cash related to these funds within restricted cash and reflect the liability within accrued expenses on its consolidated balance sheets. The Company had approximately $1.5 million and $761,000 in these funds as of January 3, 2021 and December 29, 2019, respectively.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, net

The Company provides an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. The Company provides for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables and is adjusted each quarter based on past due receivable balances. Additionally, the Company has periodically established a specific reserve on certain receivables as necessary. In assessing recoverability of these receivables, the Company makes judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which our franchisees are required to submit. Any changes to the reserve are recorded in general and administrative expenses. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. In fiscal 2020, the Company recorded approximately $403,000 in bad debt related to the discount it offered franchisees as a result of the pandemic on deferred payments remitted prior to June 30, 2020 as described above. Exclusive of that one-time adjustment, accounts receivable balances written off have not exceeded allowances provided and the Company believes all accounts receivable in excess of allowances provided are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. The Company’s reserve for bad debt was $277,000 and $132,000 at January 3, 2021 and December 29, 2019, respectively.

Inventories

Inventories consist principally of small wares, food and beverages, and retail goods, and are recorded at the lower of cost (first-in, first-out) or net realizable value.

Assets Held for Sale

As of January 3, 2021, the Company had assets held for sale of approximately $1.1 million related to an owned property for which it has entered into agreements to sell for a contract purchase price of $2.5 million. In September 2020, the Company sold the building and improvements at its Coon Rapids, Minnesota location, which had a carrying value of approximately $2.7 million, for a gross purchase price of $3.6 million. After standard closing costs, the Company recorded a gain of approximately $937,000 and used proceeds of approximately $3.5 million to pay down its loan with Choice Financial Group (Note 8 Long-term Debt).

Property, equipment and leasehold improvements, net

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. The Company recognizes depreciation expense utilizing the straight-line method once an asset has been placed into service. The following table outlines the useful lives of the Copmpany’s major classes of property, equipment and leasehold improvements:

Land	N/A
Buildings	30 years
Leasehold improvements	0 - 30 years
Furniture, fixtures, equipment and software (excluding restaurant signage)	3 - 7 years
Restaurant signage	10 - 15 years
Decor	7 years

The Company capitalizes labor costs associated with the implementation of significant information technology infrastructure projects based on actual labor rates per person including benefits, for all time spent on the implementation of software and are depreciated over 5 years. The Company capitalizes construction overhead costs until the time a

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

building is turned over to operations, which is approximately two weeks prior to opening and depreciate these items over the same useful life as leasehold improvements.

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

In fiscal 2020, the financial performance of the Company’s restaurants in Grand Junction, Colorado, Colorado Springs, Colorado, Madison, Wisconsin, Westbury, New York and Minneapolis, Minnesota including a history of negative cash flow as well as decreases in comparable restaurant sales, caused the Company to record impairment losses. The recorded impairment losses of the carrying value of each restaurant’s assets consisted of the following:

Location	FF&E	ROU Asset	Total
(dollars in thousands)
Westbury, NY	$948	$-	$948
Colorado Springs, CO	462	97	559
Grand Junction, CO	1,032	1,187	2,219
Madison, WI	164	820	984
Minneapolis, MN	503	319	822
	$3,109	$2,423	$5,532

Intangible Assets

The Company has transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net in our consolidated balance sheets. The Company reviews annually the liquor licenses for impairment. The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is tested for impairment annually or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. Factors considered include, but are not limited to historical financial performance, a significant decline in expected future cash flows, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. In fiscal year 2020, the Company adopted the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplified the accounting for goodwill impairment and reduced the cost and complexity of accounting for goodwill. ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. Instead, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. The fair value assessment could change materially if different estimates and assumptions were used. No goodwill impairment charges were recognized during the years ended January 3, 2021 and December 29, 2019. In fiscal year 2020, the Company wrote off $39,000 of goodwill in conjunction with the closure of its Colorado Springs, CO location.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reacquired franchise rights are amortized over the life of the related franchise agreement. The Company evaluates reacquired franchise rights in conjunction with its impairment evaluation of long-lived assets.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $2.7 million and $2.8 million for the years ended January 3, 2021 and December 29, 2019, respectively, and are included in operating expenses for local store marketing and in national advertising fund expenses for national advertising in the consolidated statements of operations.

Research and development costs

Research and development costs represent all expenses incurred in relation to the creation of new menu and promotional offerings, recipe enhancements and documentation activities. Research and development costs were approximately $473,000 and $489,000 for the years ended January 3, 2021 and December 29, 2019, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses

All start-up and pre-opening costs are expensed as incurred. Pre-opening rent during the build-out period is included in pre-opening expense. We incurred approximately $10,000 and $460,000 of pre-opening expenses during the years ended January 3, 2021 and December 29, 2019.

Leases

The Company leases the property for its corporate headquarters, most of its Company-owned stores, and certain office and restaurant equipment. Beginning in fiscal 2019, the Company adopted ASU 2016-02 - Leases (Topic 842). Under this standard, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in its consolidated balance sheets. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets exclude lease incentives received.

Lease terms for Company-owned stores generally range from 5-20 years with one or more five-year renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent. The Company elected the short term lease exemption for certain qualifying leases with lease terms of twelve months or less and, accordingly, did not record right-of-use assets and lease liabilities. These leases with initial terms of less than 12 months are recorded directly to occupancy expense on a straight-line basis over the term of the lease. Additionally, the Company decided to utilize the package of practical expedients and the practical expedient to not reassess certain land easements. The Company decided not to utilize the practical expedient to use hindsight. Certain of its leases also provide for variable lease payments in the form of percentage rent, in which additional rent is calculated as a percentage of sales in excess of a base amount, and not included in the calculation of the operating lease liability or ROU asset. The Company’s leases have remaining lease terms of one to 20 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense is recognized on a straight-line basis for operating leases over the entire lease term, including lease renewal options and build-out periods where the renewal is reasonably assured and the build-out period takes place prior to the restaurant opening or lease commencement date. Rent expense recorded during the build-out period is reported as pre-opening expense.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exit and disposal costs

Exit or disposal activities, including restaurant closures, include the cost of disposing of the assets and other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date the Company ceases using a property under an operating lease, it removes the remaining balance of the ROU asset. Any subsequent adjustments to the related liability as a result of lease termination are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss and any costs incurred for restaurants that have been closed, after the date of their closure, are presented within the asset impairment, estimated lease termination and other closing costs line item of our consolidated statements of operations.

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

The following table is a reconciliation of basic and diluted net (loss) income per common share:

	Year Ended
(in thousands, except per share data)	January 3, 2021	December 29, 2019
Net income (loss) per share – basic:
Net income (loss) attributable to shareholders	$4,947	$(649)
Weighted average shares outstanding - basic	9,155	9,099
Basic net income (loss) per share attributable to shareholders	$0.54	$(0.07)

Net income (loss) per share – diluted:
Net income (loss) attributable to shareholders	$4,947	$(649)
Weighted average shares outstanding - diluted	9,168	9,099
Diluted net income (loss) per share attributable to shareholders	$0.54	$(0.07)

There were approximately 271,176 and 191,000 stock options as of January 3, 2021 and December 29, 2019, respectively that were not included in the computation of diluted EPS because they were anti-dilutive.

Stock-based compensation

The Company recognizes compensation cost for share-based awards granted to team members and board members based on their fair values at the time of grant over the requisite service period. Stock options granted to non-employees are marked to market as they vest. Bonus compensation issued in the form of unrestricted, freely tradable shares of the Company’s common stock and is expensed in full when earned. Compensation cost for stock options and other incentive awards is included in general and administrative expenses in the Company’s consolidated statements of operations (see Note 10 Stock-based Compensation).

Beginning in fiscal 2019, the Company adopted ASU 2018-07 – Stock Compensation, which simplifies the accounting related to nonemployee share-based payments. The update brings the accounting for nonemployees in line with that of awards granted to employees. The standard allows for measurement at the grant date for equity awards as opposed to the earlier of the performance commitment date or the date performance is complete. The new standard allows an entity to use the expected term or the contractual term.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The Company’s estimates are based on the information available to it at the time that it prepare the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Revenue recognition

The Company recognizes revenue at the point in time when food and services are provided to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held). All customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time.

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

The Company defers revenue associated with the estimated selling price of reward points earned pursuant to its loyalty program and establishes a corresponding liability. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed points. When a guest redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the deferred revenue. Deferred revenue associated with our loyalty program was $124,000 as of January 3, 2021.

Contract liabilities consist of deferred revenue resulting from franchise fees paid by franchisees. The Company classifies these liabilities within other current liabilities and other liabilities within the consolidated balance sheets based on the expected timing of revenue recognition associated with these liabilities.

(in thousands)	January 3, 2021	December 29, 2019
Beginning Balance	$1,318	$1,998
Revenue recognized	(417)	(680)
Ending Balance	$901	$1,318

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of January 3, 2021:

(in thousands)
Fiscal Year
2021	$95
2022	95
2023	95
2024	91
2025	84
Thereafter	441
Total	$901

Revision of prior financial statements

In fiscal 2020, the Company determined that it would be more accurate to have fees charged to the Company by the various delivery service providers (“DPS”) reflected in costs of operations rather than discounts to revenue.  These fees charged to the Company do not reduce the amount of revenue but rather are additional costs incurred by the Company to allow its customers to enjoy its menu items outside of its restaurants’ dining rooms.

As a result, the fiscal year 2019 accounting for the DSP fees as of December 29, 2019 has been adjusted to reflect an increase of $1.3 million in both revenue and cost of operations. As a result, the loss from operations as a percentage of revenue for fiscal year 2019 changed from (2.0)% as previously presented to (1.9)% as reported currently. The fiscal year 2019 adjustment had no effect on loss from operations, net loss, cash flow or financial position.

Recent Accounting Guidance

Recently adopted accounting guidance

In August 2018, the the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes disclosure requirements for fair value measurements. The objective of the new guidance is to provide additional information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements. New incremental disclosure requirements include the amount of fair value hierarchy level 3 changes in unrealized gains and losses and the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company adopted this guidance during the first quarter of 2020. The adoption of this guidance did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. The Company adopted this amendment during the first quarter of 2020. The adoption of this guidance did not have a material impact on its consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued Update 2019-12, Income Taxes ("Topic 740") as part of its Simplification Initiative. This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual and interim

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company plans to adopt during the first quarter of 2021, and it expects an immaterial impact to the consolidated financial statements.

(2) RESTAURANT ACQUISITIONS

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

On March 16, 2020, the Company completed the acquisition of the assets and operations of a Real Urban Barbeque restaurant in Vernon Hills, Illinois from Real Urban Barbeque VH LLC. The contract purchase price of the restaurant was approximately $45,000, exclusive of closing costs plus the assumption of the lease, gift card and certain other liabilities. The assets acquired and the liabilities assumed were considered to be immaterial and were recorded at estimated fair values based on information available, including an ROU asset and offsetting liability of approximately $714,000.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including gift card liability and cure costs. On March 9, 2020, the Company closed the Granite City Acquisition with cash on hand and borrowing under its existing loan agreement with Choice Bank.

The Granite City Acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information available as of the end fiscal 2020.

The following table presents the allocation of assets acquired and liabilities assumed for the Granite City Acquisition:

(in thousands)
Assets acquired:
Cash and cash equivalents	$128
Inventory	980
Property, plant, equipment and leasehold improvements, net	17,818
Lease right-of-use asset, net of unfavorable lease value	50,968
Identifiable intangible assets, net	8,329
Total identifiable assets acquired	78,223
Liabilities assumed:
Gift card liability	(3,923)
Lease liability	(50,968)
Deferred tax liability	(4,752)
Net assets acquired	18,580
Gain on bargain purchase	13,246
Total cash consideration	$5,334

Unaudited pro forma results of operations for the fiscal years ended January 3, 2021 and December 29, 2019 as if the Company had acquired the operations of the above referenced acquisitions at the beginning of each period presented is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Fiscal Years Ended
	January 3, 2021	December 29, 2019
(in thousands)
Pro forma revenues	$133,841	$170,384
Pro forma net income attributable to shareholders	$3,929	$2,312
Basic pro forma net income per share attributable to shareholders	$0.43	$0.25
Diluted pro forma net income per share attributable to shareholders	$0.43	$0.25

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)         INVENTORIES

Inventories consisted approximately of the following at:

(in thousands)	January 3, 2021	December 29, 2019
Food and beverage	$1,559	$798
Smallwares and supplies	712	548
	$2,271	$1,346

(4)         PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

The increase in property, equipment and leasehold improvements was primarily due to the Granite City Acquisition described in Note 2 Restaurant Acquision, offset in part by the impairment write down of assets as described in Note 1 Nature of Business and Significant Accounting Policies). Property, equipment and leasehold improvements, net, consisted of the following:

(in thousands)	January 3, 2021	December 29, 2019
Land, buildings, and improvements	$31,731	$28,185
Furniture, fixtures, equipment and software	28,373	17,880
Décor	475	584
Construction in progress	1,121	483
Accumulated depreciation and amortization	(29,311)	(27,376)
Property, equipment and leasehold improvements, net	$32,389	$19,756

(5)         INTANGIBLE ASSETS

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

The increase in intangible assets was due to the Granite City Acquisition described in Note 2 Restaurant Acquisition. Intangible assets consisted of the following:

(in thousands)	January 3, 2021	December 29, 2019
Reacquired franchise rights, net	1,246	1,788
Goodwill	601	640
Liquor licenses	868	425
Trademark/Logos/Patents	7,688	-
Database	165	-
Intangible assets, net	$10,568	$2,853

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the projected future amortization of reacquired franchise rights, net for the next five years, as of January 3, 2021:

(in thousands)	Reacquired Franchise Rights, net
Fiscal 2021	$390
Fiscal 2022	390
Fiscal 2023	225
Fiscal 2024	104
Fiscal 2025	102
Thereafter	35
$1,246

The Company recognized amortization expense related to reacquired franchise rights of approximately $406,000 and $306,000 during the years ended January 3, 2021 and December 29, 2019, respectively, and expect to recognize the remaining balance over a period of 7 years.

(6)         OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

(in thousands)	January 3, 2021	December 29, 2019
Gift cards payable	$6,553	$2,360
Sales tax payable	1,286	584
Other accrued expense	1,394	1,880
Accrued interest	115	—
Accrued utilities	199	—
Deferred revenue	124	—
Deferred franchise fees	95	151
Other current liabilities	$9,766	$4,975

(7)         OTHER LIABILITIES

Other liabilities consisted of the following at:

(in thousands)	January 3, 2021	December 29, 2019
Deferred rent	$133	$—
Deferred franchise fees	806	1,165
Miscellaneous other liabilities	26	216
Asset retirement obligations	—	3
Accrual for uncertain tax position	2	6
Long-term deferred compensation	257	220
Other liabilities	$1,224	$1,610

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)         LONG-TERM DEBT

Long-term debt

On June 20, 2019, the Company entered into a Loan Agreement among the Company and Choice Financial Group. The Loan Agreement provides for a term loan in the principal amount of up to $24.0 million and is evidenced by a promissory note. The note has a maturity date of June 20, 2025. The first year of the note provided for payments of interest only, with the remaining five years requiring payments of interest and principal based on a 60 month amortization period. Interest shall be payable in an amount equal to the Wall Street Journal Prime Rate, but in no circumstances shall the rate of interest be less than 5.00%. The note may be prepaid, partially or in full, at any time and for no prepayment penalty. The Company is subject to various financial and non-financial covenants on this debt, including a debt-service coverage ratio. The Loan Agreement is secured by a mortgage and security agreement and fixture financing statement granting to Choice a security interest in and title to certain real property in the state of Minnesota and as more fully described therein.

The Loan Agreement contains customary representations and warranties and financial and other covenants and conditions, including, among other things, minimum debt service coverage ratio and post-closing covenant to maintain a complete deposit and cash management relationship with Choice. The Loan Agreement also places certain restrictions on, among other things, the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to use funds for purposes other than as stated therein, to sell or otherwise dispose of assets without the consent of Choice.

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

Proceeds from the loan were used to repay the Company’s previous real estate loan, dated December 2, 2016, which had an outstanding balance as of the Effective Date of approximately $2.6 million, and to purchase the assets included in the Granite City Acquisition. Pursuant to the sale of the Company’s Coon Rapids, Minnesota Famous Dave’s location on September 30, 2020, the Company paid down approximately $3.5 million in principal on this loan. As of January 3, 2021, the Company was compliant with all of its covenants.

Also on the Effective Date, the Company also entered into a Revolving Promissory Note among the Company and Choice. The Revolving Promissory Note provided for a revolving line of credit from Choice to the Company set forth therein in the principal amount of up to $1.0 million executed and delivered by the Company to Choice on the Effective Date. The Revolving Promissory Note had a maturity date of December 2, 2019 and provided for monthly payments of interest only, with a balloon payment of the remaining outstanding balance and applicable interest due on the maturity date. Interest was to be payable in an amount equal to the 30-day London Interbank Offer Rate (“LIBOR”) plus 325 basis points, but in no circumstances was the rate of interest be less than 3.75%. The Revolving Promissory Note has matured and no balance is due.

On April 30, 2020, FDA and Granite City, Inc. (“GC”), wholly-owned operating subsidiaries of the Company received funding of approximately $7.2 million and $5.8 million, respectively, in connection with “Small Business Loans” under the Paycheck Protection Program. Subsequently, BBQ Ventures, Inc. (“Real Urban Barbeque”) and Mercury BBQ (“Clark Crew BBQ”) received funding of approximately $121,000 and $800,000, respectively, under the above referenced program on May 6, 2020 and May 8, 2020, respectively. These amounts were borrowed pursuant to the terms of the Promissory Notes by FDA, GC, Real Urban Barbeque and Clark Crew BBQ (“PPP Loans”), in favor of Choice Financial Group, a bank operating out of the state of North Dakota. The Company was very fortunate to be able to utilize the program for each of its subsidiaries. As a nano-cap public restaurant organization, the Company’s access to capital differs greatly from its larger competitors. The Company requires these funds to retain, recall, and pay its loyal employees. The Covid-19 pandemic led to a government-required shut down of dining rooms, and with the Paycheck

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Protection Program funds, the Company has been able to continue serving its customers. While each state mandates the extent of government restrictions, those restrictions continue to suppress revenues at each of the Company’s stores, thus inhibiting the Company’s ability to build upon its cash position. Should government restrictions increase, the Company’s cash position could be further diminished. After a thorough review and consultation with advisors, pursuant to the guidance provided by Small Business Administration, the Company was able to certify with a high level of confidence that it met the requirements of the loans.

The PPP Loans bear interest at 1% per annum and mature in 24 months from the date of disbursement of funds under the PPP Loans respectively. Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that FDA, GC, Real Urban Barbeque or Clark Crew BBQ would not be required to repay the PPP Loans in full. The Company has worked with its Small Business Adminstration lender and has filed the necessary paperwork with the Small Business Admiinstration for forgiveness of the PPP Loans. As of this filing, the Company has not yet heard from the Small Business Administration. If the PPP Loans are forgiven in full, no interest and principal payments will be required. Interest and principal payments under the PPP Loans will be deferred until such time the amount of forgiveness is determined.

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

Debt outstanding under the above referenced debt agreements consisted of the following as of the periods presented:

(in thousands)	January 3, 2021	December 29, 2019
Term Loan	$10,403	$6,924
PPP Loans	13,957	—
Less: deferred financing costs	(80)	(50)
Less: current portion of long-term debt	(2,111)	(616)
Long-term debt, less current portion	$22,169	$6,258

Future minimum principal payments on long-term debt, as of January 3, 2021 were as follows:

(in thousands)
Fiscal Year
2021	$2,111
2022	16,177
2023	2,335
2024	2,457
2025	1,280
Total	$24,360

(9)         COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases most of its Company-owned restaurants and office facilities under non-cancelable operating leases with remaining minimum terms ranging from one to 20 years. These lease agreements generally contain base rent escalations that are either fixed pursuant to the lease agreement or based on the consumer price index. The

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is also required to pay contingent rentals on certain of its leases in amounts between 3% and 8% of gross sales above a minimum threshold. Beginning in fiscal 2019, the Company adopted ASC 842 – Leases. Under this standard, the Company determined if an arrangement is a lease at inception. Operating leases are included in ROU assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date.

Beginning in the second quarter of 2020, the Company negotiated rent concession with several of its landlords due to the economic disruption to its business during the COVID-19 pandemic. The Company accounted for these lease concessions related to the effects of the COVID-19 pandemic in accordance with the lease modification accounting guidance in Topic 842, Leases. Pursuant to such guidance, the Company remeasured the modified leases using the revised terms as of the modification dates. Adjustments were made to reflect the remeasured liability with the offset to the ROU asset.

Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses and general and administrative expenses on the statement of operations. The components of lease expense for the period presented is as follows:

	Year Ended
(in thousands)	January 3, 2021	December 29, 2019
Operating lease cost	$9,227	$4,261
Short-term lease cost	423	123
Variable lease cost	933	31
Sublease income	(177)	(248)
Total lease cost	10,406	4,167

	Year Ended	Year Ended
(in thousands)	January 3, 2021	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,589	$4,424
Right-of-use assets obtained in exchange for new operating lease liabilities	51,682	18,458
Weighted-average remaining lease term of operating leases (in years)	10.25	9.56
Weighted-average discount rate of operating leases	5.27%	5.56%

Future maturities of our lease liabilities, as of January 3, 2021, are as follows:

(in thousands)
Fiscal Year
2021	$9,674
2022	9,978
2023	9,617
2024	8,608
2025	8,254
Thereafter	45,130
Total operating lease obligations	91,261
Less imputed interest	(21,971)
Total	$69,290

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

As of the date of this filing, there are three potentially material litigation matters involving the Company.

Graham v. Famous Dave’s of America, Inc., has been ongoing since January 2019. It revolves around claims under Maryland wage and hour law and the U.S. Fair Labor Standards Act. After reviewing all the evidence during discovery, the Company believes there is some liability on its part, but is in the midst of determining that total exposure. The Company is open to settlement talks with the Plaintiff if the economics seem appropriate.

Zia Properties v. Famous Dave’s of America, Inc. is a breach of contract case revolving around the Colorado Springs, Co lease. The Company exited the property at the end of the lease in August 2020. The Landlord claims, pursuant to the lease, that the Company was required to make certain repairs before exiting. The Company disagrees with all the claims in the complaint and will vigorously defend.

Additionally, in the normal course of business, the Company is involved in a number of litigation matters that are incidental to the operation of the business. These matters generally include, among other things, matters with regard to employment and general business-related issues. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on its financial position or liquidity, but an adverse decision in more than one of the matters could be material to its consolidated results of operations.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)         STOCK-BASED COMPENSATION

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. At the Company’s annual meeting of shareholders held in June 2020, its shareholders approved the amendment to the 2015 Plan to increase the number of common stock reserved for issuance from 1,000,000 to 1,500,000. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of options pursuant to the 2005 plan after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of January 3, 2021, there were 169,440 shares available for grant pursuant to the 2015 Plan.

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

The Company utilizes the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•Stock price – Published trading market values of the Company’s common stock as of the date of grant.

•Exercise price – The stated exercise price of the stock option.

•Expected life – The simplified method as outlined in ASC 718.

•	Expected dividend – The rate of dividends that the Company expects to pay over the term of the stock option.
•	Volatility – Actual volatility over the most recent historical period equivalent to the expected life of the option.

•Risk-free interest rate – The daily United States Treasury yield curve rate.

The Company recognized stock-based compensation expense in its consolidated statements of operations for the fiscal years ended January 3, 2021 and December 29, 2019, respectively, as follows:

	Year Ended
(in thousands)	January 3, 2021	December 29, 2019
Stock options	$457	$266
Restricted stock	429	197
	$886	$463

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of the Company’s stock option activity for the periods presented:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Life in Years	(in thousands)
Options outstanding at December 30, 2018	384	$7.43	6.7	$29
Granted	212	4.37		—
Exercised	(5)	3.90		6
Canceled, forfeited or expired	(138)	5.22		68
Options outstanding at December 29, 2019	453	$6.71	5.7	$28
Granted	277	3.85		—
Exercised	(1)	4.18		1
Canceled, forfeited or expired	(154)	9.91		10
Options outstanding at January 3, 2021	575	$4.49	6.9	$401
Options exercisable at January 3, 2021	285	$4.69	6.4	$148

The following table discloses the weighted-average values of significant assumptions that the Company made in valuing option grants for the periods presented:

	Year Ended
	January 3, 2021	December 29, 2019
Weighted-average fair value of options granted during the period	$1.79	$1.88
Expected life (in years)	5.1	4.6
Expected dividend	$—	$—
Expected stock volatility	55.02%	50.55%
Risk-free interest rate	0.9%	1.9%

As of January 3, 2021, the total compensation cost related to unvested stock option awards was approximately $544,000, which is expected to be recognized over a period of approximately 3 years.

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at December 29, 2019	143	$5.00
Granted	403	4.27
Exercised/Released	(71)	4.85
Unvested at January 3, 2021	475	$4.43	2.0

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)        RETIREMENT SAVINGS PLANS

401(k) Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. The following table outlines certain information about our 401(k) plan:

	Year Ended
(dollars in thousands)	January 3, 2021	December 29, 2019
Employer contribution rate, percent of employee contributions	25.0%	25.0%
Employee contribution rate, maximum percentage of employee earnings subject to employer matching	4.0%	4.0%
Employee contributions	$787	$570
Employer match	$139	$113
Discretionary contributions	$—	$—

Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan, effective as of February 25, 2005 (the “DCP”) for eligible participants, as defined in the DCP. The DCP allows participating employees to defer a portion of their compensation (salary, bonus and commissions). The assets of the DCP are maintained in an unsecured account that has no trust fund. In the event of bankruptcy, participants entitled to future payments under the DCP would have no greater rights than that of an unsecured general creditor and the DCP confers no legal rights for interest or claim on any of the Company’s assets. The benefits provided by the DCP are not, nor are they required to be, insured.

The following table outlines certain information about the DCP:

	Year Ended
(dollars in thousands)	January 3, 2021	December 29, 2019
Employer contribution rate, percent of employee contributions	25.0%	25.0%
Employee contribution rate, maximum percentage of employee earnings subject to employer matching	4.0%	4.0%
Declared interest rate	6.0%	6.0%
Employee contributions	$53	$47
Employer match and interest	$23	$6
Distributions	$29	$32

(12)        INCOME TAXES

For financial reporting purposes, income (loss) before income taxes consists of the following components for the periods presented:

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
(in thousands)	January 3, 2021	December 29, 2019
United States	$1,124	$(2,127)
Foreign	306	221
Total	$1,430	$(1,906)

The following table summarizes the income tax (expense) benefit for the periods presented:

	Year Ended
(in thousands)	January 3, 2021	December 29, 2019
Current:
Federal	$6	$(10)
State	(169)	(48)
Foreign	(9)	(25)
	(172)	(83)

Deferred:
Federal	2,801	603
State	208	139
	3,009	742
Total income tax (expense) benefit	$2,837	$659

The impact of uncertain tax positions taken or expected to be taken on income tax returns must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefit for the periods presented:

(in thousands)
Balance at December 30, 2018	8
Decreases due to lapses of statutes of limitations	(4)
Balance at December 29, 2019	4
Decreases due to lapses of statutes of limitations	(2)
Balance at January 3, 2021	$2

Substantially all of the Company’s unrecognized tax benefits, if recognized, would impact its effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The preparation of these income tax returns requires it to interpret and apply relevant federal and state income tax laws. It is common for federal and state taxing authorities to periodically examine filed tax returns. During these examinations, it is possible for taxing authorities to interpret facts or tax law differently than the Company does. As a result, the Company may be required to adjust tax liabilities affecting its effective tax rate. Tax years 2017 and forward remain subject to federal examination. Tax years 2016 and forward remain subject to state examination. It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months. The expiration of statutes of limitations would decrease the Company’s unrecognized tax benefits by approximately $2,000.

The Company has significant net deferred tax assets (“DTA”), which results from the net temporary timing differences between amounts recorded within its consolidated financial statements in accordance with GAAP and such amounts measured in accordance with the laws of various taxing jurisdictions and as reported in the Company’s tax

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

returns. A DTA generally represents future tax benefits to be received when temporary differences previously reported in the Company’s consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on other Company’s tax returns. As of January 3, 2021, the majority of our DTA resulted from net operating loss and tax credit carryforwards, which will not be realized unless the Company generates taxable income in the future. The Company evaluates its net deferred tax asset on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable and it provides for valuation allowances on those portions of the DTA that it does not expect to realize.

Significant judgment is required in determining the realizability of our DTA. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company’s experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, the Company first considered its history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which it operates, its financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, the Company considered both its near and long-term financial outlook. After considering all available evidence both positive and negative, the Company concluded that recognition of valuation allowances for substantially all of its DTA was not required. The Company recognized a valuation allowance relating to certain state net operating losses for which it believes that is it more likely than not that the benefit will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.4 million on the deferred tax asset related to these state net operating loss carryforwards.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the components of our net deferred tax assets as of the periods presented:

(in thousands)	January 3, 2021	December 29, 2019
Deferred tax asset:
Federal net operating loss carry-forwards	2,298	1,980
State net operating loss carry-forwards	1,860	1,993
Intangible property basis difference	—	(7)
Tax credit carryover	3,225	2,581
Accrued expenses	241	168
Stock-based compensation	313	187
Deferred revenue	915	693
Lease reserve	18,356	8,060
Accrued and deferred compensation	59	53
Contribution carryover	49	50
Transaction and organization costs	98	121
Inventories	19	10
Total deferred tax asset	$27,433	$15,889

Deferred tax liability:
Property and equipment basis difference	$(2,083)	$(755)
Intangible property basis difference	(2,112)	—
Inventories	(178)	(146)
Prepaid expenses	(306)	(365)
Right of use asset	(16,420)	(6,664)
Total deferred tax liability	$(21,099)	$(7,930)

Net deferred tax assets	6,334	7,959
Valuation allowance	(1,400)	(1,313)
Deferred tax asset, net	$4,934	$6,646

During the year ended January 3, 2021, the net change in the Company’s DTA valuation allowance was approximately $87,000.

As of January 3, 2021, the Company had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $26.8 million and federal net operating loss carry-forwards for tax reporting purposes of $10.9 million which, if not used, will begin to expire in fiscal 2021 and 2038, respectively.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation from our statutory tax rate to our effective tax rate for the periods presented:

	Year Ended
	January 3, 2021	December 29, 2019
Federal statutory tax rate	21.0%	21.0%
State taxes, net of valuation allowance and federal benefit	(9.9)	(4.7)
Deferred rate change	2.0	11.9
Foreign taxes	0.4	(2.0)
Tax effect of permanent differences	(0.4)	0.5
Tax effect of general business credits	(19.4)	24.3
Tax effect of foreign tax credit	(0.4)	2.0
Uncertain tax positions	(0.2)	0.3
Return to povision update	0.9	(173.8)
Change in valuation allowance	4.0	171.8
Tax effect of permanent differences - Bargain Purchase Gain	(129.7)	—
Other	(1.0)	0.9
Effective tax rate	(132.7)%	52.2%

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted on March 27, 2020 and the Consolidated Appropriations Act (the Relief Act) was enacted on December 27, 2020 in the United States. The key provisions of the CARES Act and the Relief Act, as applicable to the Company, include the following:

•The ability to use net operating losses (NOLs) to offset income without the 80% taxable income limitation enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017, and to carry back NOLs to offset prior year income for five years. These are temporary provisions that apply to NOLs incurred in 2018, 2019 or 2020 tax years. We did not recognize any tax benefit for the year ended December 31, 2020 related to our ability to carry back prior year losses, as well as projected current year losses, under the CARES Act to years with the previous 35% tax rate.

•The ability to claim a current deduction for interest expense up to 50% of Adjusted Taxable Income (ATI) for tax years 2019 and 2020. This limitation was previously 30% of ATI pursuant to the TCJA, and will revert to 30% after 2020. The Company has no current interest expense limitation.

•The ability to defer the payment of the employer portion of social security taxes incurred between March 27, 2020 and December 31, 2020, with 50% of the deferred amount to be paid by December 31, 2021 and the remaining 50% to be paid by December 31, 2022. For the year ended December 31, 2020, the Company did not defer any social security taxes to be paid in 2021 and 2022.

•The ability to claim an Employee Retention Credit (ERC), which is a refundable payroll tax credit, for 50% of qualified wages or benefits, subject to certain limitations, that are paid to an employee when they are not providing services due to Novel Coronavirus (COVID-19). The ERC applies to qualified wages paid or incurred during the period March 13, 2020 through December 31, 2020 and is available to eligible employers whose operations were fully or partially suspended due to COVID-19, or whose gross receipts declined by more than 50%  when compared to the applicable period in the prior year. The Relief Act extended this credit to wages paid through July 1, 2021, increased the credit amounts, and now applies to businesses whose sales declined by more than 20%. The Company does not believe that the ERC will provide benefits for the Company.

•The Company received $13.9M in Paycheck Protection Program (PPP) loans and has applied for loan forgiveness in early 2021.  The CARES Act provides that the loan forgiveness is tax-exempt for federal purposes. In addition, the Relief Act provided that the expenses paid with the PPP loan proceeds are deductible for federal income tax

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purposes. Based on state guidance, certain states have disallowed PPP loan related expenses. As such, the Company has reflected these state addbacks in the calculations.

(13)        ASSET IMPAIRMENT, ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS

The following is a summary of asset impairment, estimated lease termination and other closing costs for the periods presented:

	Year Ended
(dollars in thousands)	January 3, 2021	December 29, 2019
Asset impairments, net	$5,532	$282
Lease termination charges and related costs	169	926
Restaurant closure expenses	(18)	88
Asset impairment, estimated lease termination charges and other closing costs	$5,683	$1,296

Below reflects the change in our reserve for lease termination costs for the periods presented:

			Deductions
			Credits to
		Additions	Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Year Ended January 3, 2021
Reserve for lease termination costs and asset retirement obligations	$8	—	(8)	$—

Year Ended December 29, 2019
Reserve for lease termination costs and asset retirement obligations	$431	182	(605)	$8

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

The Company had no assets measured at fair value in its consolidated balance sheets as of January 3, 2021 and December 29, 2019, except for the assets recorded at fair value in conjunction with restaurant acquisitions and certain assets deemed to be impaired as of January 3, 2021 (see Notes 1 and 2).

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)         VARIABLE INTEREST ENTITIES

A variable interest holder is considered to be the primary beneficiary of a variable interest entity (“VIE”) if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Once an entity is determined to be a VIE, the primary beneficiary is required to consolidate the entity. The Company has an installment agreement with one of its franchisees as a result of refranchising its Lincoln, Nebraska restaurant. This franchisee is a VIE; however, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, the franchise operations are not required to be consolidated in the Company’s consolidated financial statements.

On November 1, 2017, the Company sold its Frederick, Maryland restaurant. Pursuant to the terms of the Frederick Agreement, the Company remained the primary obligor of the lease. As of December 29, 2019, the amount of lease payments outweighed the amount of expected sublease income, and the Company, therefore, recorded $200,000 as asset impairment related to ROU asset. As of January 3, 2021, the Company wrote off the remaining liability and related ROU asset, recognizing a gain of approximately $117,000.

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

Because the Company has provided more than half of the subordinated financial support of Mercury and control Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. Mercury generated a net loss of approximately $849,000 during fiscal year 2020, of which $680,000 was recorded as non-controlling interest on our consolidated financial statements. During fiscal year 2019, the Company incurred expenses of $748,000 related to Mercury, of which $598,000 was allocated to non-controlling interest. As of January 3, 2021, Mercury’s assets included approximately $3.1 million of property, equipment and leasehold improvements, net, a $1.8 million ROU asset and $180,000 of inventory. The liabilities recognized as a result of consolidating Mercury BBQ’s results of operations do not represent additional claims on the general assets of BBQ Holdings, Inc.; rather, they represent claims against the specific assets of the Mercury BBQ’s. Conversely, assets recognized as a result of consolidating the Mercury BBQ’s results of operations do not represent additional assets that could be used to satisfy claims against the general assets of BBQ Holdings.

(16)         RELATED PARTY TRANSACTIONS

Anand D. Gala is a franchisee of the Company and currently serves as a director of the Company. Mr. Gala is the Founder, President and Chief Executive Officer of Gala Holdings International, a diversified holding company that conducts consulting, restaurant development and management operations.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Charles Davidson, a franchisee of the Company, currently serves as a director of the Company and is the beneficial owner of approximately 17.4% of the Company’s common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital.

The following table outlines amounts received from related parties during the years ended January 3, 2021 and December 29, 2019:

	Year Ended
(in thousands)	January 3, 2021	December 29, 2019
Revenues and NAF contributions - Anand Gala	$1,062	$1,649
Revenues and NAF contributions - Charles Davidson	515	314

The following table outlines accounts receivable, net from related parties as of January 3, 2021 and December 29, 2019:

(in thousands)	January 3, 2021	December 29, 2019
Accounts receivable, net - Anand Gala	$207	$290
Accounts receivable, net - Charles Davidson	52	77

(17)         SUBSEQUENT EVENTS

The Company evaluated for the occurrence of subsequent events through the issuance date of its financial statements. No recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements other than the item below.

In March 2021, the Company completed an agreement in the case of Hamilton Commons v. Famous Dave’s of America, Inc. related to a breach of contract of a lease of the Famous Dave’s at Mays Landing, NJ (Note 9 Commitments and Contingencies). The parties agreed to dismiss the matter as a result of the Lease Modification (the “Agreement”) which was executed by all the parties. The Agreement stipulates that in consideration for $130,000, the Company will continue to make monthly payments starting in March 2021, the parties shall both market the property to find a new tenant to replace the Company before the lease term expires, and at the time this lease is terminates or ends, the landlord shall pay $192,994.56 for the liquor license which is owned by the Company, which is the amount currently in arrears. There are terms in the Agreement about the criteria of the new tenant the landlord can choose to accept or deny and that the Company must supplement the rent of the new tenant if the rent paid by the new tenant does not meet or exceed what the Company would pay through January 31, 2023.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
			Credits to
			Costs and
	Balance at	Charged to	Expenses	Balance at
	Beginning of	Costs and	and Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Year ended December 29, 2019:
Allowance for doubtful accounts	$192	$74	$(134)	$132
Reserve for lease termination costs and asset retirement obligation	431	182	(605)	8

Year ended January 3, 2021:
Allowance for doubtful accounts	$132	$145	$—	$277
Reserve for lease termination costs and asset retirement obligation	8	—	(8)	—

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, dated March 29, 2019, incorporated by reference to Exhibit 3.1 to Form 8-K12B filed on September 17, 2019

3.2	Bylaws, dated March 29, 2019, incorporated by reference to Exhibit 2.1 of Form 8-K12B filed on September 17, 2019

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 of Form 10-K filed on March 27, 2020

10.1	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008 †

10.2	Amended and Restated 2005 Stock Incentive Plan (as amended through January 21, 2013), incorporated by reference to Exhibit 10.6 to Form 10-K filed March 15, 2013 †

10.3	Form of Director Restricted Stock Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-K filed March 13, 2015 †

10.4	Form of Indemnification Agreement between BBQ Holdings, Inc. and certain of its directors and officers, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 6, 2015

10.5	Schedule of directors and officers subject to Indemnification Agreements in the form of Exhibit 10.30, incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 6, 2015

10.6	Stock Purchase Agreement dated November 10, 2017 between BBQ Holdings, Inc. and PW Partners, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 13, 2017

10.7	Registration Rights Agreement dated November 10, 2017 between BBQ Holdings, Inc. and PW Partners, LLC, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 13, 2017

10.8	Employment Agreement dated November 14, 2017 between BBQ Holdings, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.3 to Form 8-K filed November 13, 2017 †

10.9

Asset Purchase Agreement dated November 1, 2017 among BBQ Holdings Ribs of Maryland, Inc., BBQ Holdings Ribs, Inc., Commonwealth Blue Ribbon Restaurants, LLC and Capital Blue Ribbon Restaurants, LLC, incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S 1 filed on December 29, 2017

10.10

Amendment dated January 29, 2018 to Employment Agreement dated November 14, 2017 between BBQ Holdings, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.2 to Form 8-K filed January 29, 2018 †

10.11	BBQ Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan dated March 29, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 19, 2020 †

Exhibit No.	Description
10.12	Secured Promissory Note, dated July 18, 2018 between Mercury BBQ LLC and BBQ Holdings, Inc., incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 13, 2018

10.13

Intellectual Property License Agreement, dated July 18, 2018 among Travis Clark, Clark Championship Products LLC and BBQ Holdings, Inc., incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 13, 2018

10.14

Asset Purchase Agreement, dated January 29, 2019, by and among BBQ Holdings Ribs, Inc., Legendary BBQ, Inc., Cornerstar BBQ, Inc., Razorback BBQ, Inc., Larkridge BBQ, Inc., Mesa Mall BBQ, Inc., and Quebec Square BBQ, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed February 4, 2019

10.15	Form of Restricted Stock Agreement Granted under the Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.41 to Form 10-K filed March 4, 2019 †

10.16	Second Amendment, dated February 28, 2019, to employment agreement between BBQ Holdings, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.42 to Form 10-K filed March 4, 2019 †

10.18	Purchase Agreement, dated June 12, 2019, by and among Famous Dave’s Ribs, Inc. and General Realty CE LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2019

10.19

Loan Agreement dated June 20, 2019, by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. and Choice Financial Group, incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 26, 2019

10.20

Term Promissory Note dated June 20, 2019 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. to Choice Financial Group, incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 26, 2019

10.21

Revolving Promissory Note, dated June 20, 2019 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. to Choice Financial Group, incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 26, 2019

10.22

Mortgage Security Agreement and Fixture Financing Statement, dated June 20, 2019 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. to Choice Financial Group, incorporated by reference to Exhibit 10.5 to Form 8-K filed on June 26, 2019

10.23

Intellectual Property License Agreement, dated October 2, 2019 between Clark Championship Products LLC and Mercury BBQ, LLC, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2019

10.24

Amendment, dated October 2, 2019, among Travis Clark, Clark Championship Products LLC and BBQ Oklahoma, Inc., to the Intellectual Property License Agreement, dated July 13, 2018, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 12, 2019

Exhibit No.		Description
10.25		Secured Promissory Note, dated October 2, 2019, between Mercury BBQ LLC and BBQ Oklahoma, Inc., incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 12, 2019

10.26		Offer of Employment Letter to Jim Gilbertson, dated December 17, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 9, 2020 †

10.27		Promissory Note dated April 30, 2020 between Granite City, Inc. and Choice Financial Group, incorporated by reference to Exhibit 10.2 of Form 8-K filed May 1, 2020

10.28		Promissory Note dated April 30, 2020 between Famous Dave’s of America, Inc. and Choice Financial Group, incorporated by reference to Exhibit 10.1 of Form 8-K filed May 1, 2020

10.29

Asset Purchase Agreement, dated February 11, 2020 among the Company and Granite City Food & Brewery Ltd. and its related entities, incorporated by reference to Exhibit 10.1 of Form 10-Q filed May 13, 2020

10.30

First Amendment to Asset Purchase Agreement, dated February 21, 2020 to Asset Purchase Agreement, dated Febuary 11, 2020 among the Company and Granite City Food & Brewery Ltd. and its related entities, incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 13, 2020

10.31		Offer of Employment Letter to Albert Hank, dated January 8, 2021, incorporated by reference to Exhibit 10.1 of Form 8-K filed January 13, 2021 †

16.1		Letter of Grant Thornton to the Securities and Exchange Commission dated April 21, 2020, incorporated by reference to Form 8-K filed April 21, 2020

21.1	*	Subsidiaries of BBQ Holdings, Inc.

23.1	*	Consent of Grant Thornton LLP

23.2	*	Consent of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

Exhibit No.		Description

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*    Filed herewith

†    Management compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBQ HOLDINGS, INC.
(“Registrant”)

Dated: April 2, 2021	By:	/s/Jeffery J. Crivello
Jeffery J. Crivello
Chief Executive Officer (Principal Executive Officer)

	By:	/s/James G. Gilbertson
James G. Gilbertson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 2, 2021 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/Jeffery J. Crivello	Chief Executive Officer and Director
Jeffery J. Crivello

/s/David L. Kanen	Non-Executive Chairman of the Board of Directors
David L. Kanen

/s/Charles Davidson	Director
Charles Davidson

/s/Anand D. Gala	Director
Anand D. Gala

/s/Peter O. Haeg	Director
Peter O. Haeg

/s/Richard S. Welch	Director
Richard S. Welch

/s/Bryan L. Wolff	Director
Bryan L. Wolff