Form 10-Q
period 2021-04-04
BBQ HOLDINGS, INC.
filed 2021-05-19
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2021

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

As of May 16, 2021, 9,307,442 shares of the registrant’s Common Stock were outstanding.

BBQ HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

APRIL 4, 2021 AND JANUARY 3, 2021

(in thousands, except per share data)

(Unaudited)

ASSETS
Current assets:	April 4, 2021	January 3, 2021
Cash and cash equivalents	$21,224	$18,101
Restricted cash	1,361	1,502
Accounts receivable, net of allowance for doubtful accounts of $289,000 and $132,000, respectively	4,176	4,823
Inventories	2,380	2,271
Prepaid expenses and other current assets	2,417	1,252
Assets held for sale	1,070	1,070
Total current assets	32,628	29,019

Property, equipment and leasehold improvements, net	31,508	32,389

Other assets:
Operating lease right-of-use assets	59,920	61,634
Goodwill	601	601
Intangible assets, net	9,850	9,967
Deferred tax asset, net	4,935	4,934
Other assets	1,669	1,724
	$141,111	$140,268

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,020	$6,385
Current portion of lease liabilities	6,332	6,185
Current portion of long-term debt	2,138	2,111
Accrued compensation and benefits	4,068	2,390
Other current liabilities	8,156	9,766
Total current liabilities	28,714	26,837

Long-term liabilities:
Lease liabilities, less current portion	61,445	63,105
Long-term debt, less current portion	21,628	22,169
Other liabilities	1,376	1,224
Total liabilities	113,163	113,335

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 9,307 and 9,307 shares issued and outstanding at April 4, 2021 and January 3, 2021, respectively	93	93
Additional paid-in capital	9,066	8,748
Retained earnings	20,169	19,370
Total shareholders’ equity	29,328	28,211
Non-controlling interest	(1,380)	(1,278)
Total equity	27,948	26,933
	$141,111	$140,268

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

APRIL 4, 2021 AND MARCH 29, 2020

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Revenue:
Restaurant sales, net	$33,603	$20,703
Franchise royalty and fee revenue	2,374	2,524
Franchisee national advertising fund contributions	328	282
Licensing and other revenue	1,014	346
Total revenue	37,319	23,855

Costs and expenses:
Food and beverage costs	10,057	6,754
Labor and benefits costs	10,254	7,721
Operating expenses	10,249	6,626
Depreciation and amortization expenses	1,552	1,045
General and administrative expenses	4,038	3,032
National advertising fund expenses	328	282
Asset impairment, estimated lease termination charges and other closing costs, net	12	173
Pre-opening expenses	28	25
Gain on disposal of property, net	(8)	(477)
Total costs and expenses	36,510	25,181

Income (loss) from operations	809	(1,326)

Other (expense) income :
Interest expense	(54)	(119)
Interest income	24	43
Gain on bargain purchase	—	14,364
Total other (expense) income	(30)	14,288

Income before income taxes	779	12,962

Income tax (expense) benefit	(82)	349

Net income	697	13,311
Net loss attributable to non-controlling interest	102	396
Net income attributable to shareholders	$799	$13,707

Income per common share:
Basic net income per share attributable to shareholders	$0.09	$1.50
Diluted net income per share attributable to shareholders	$0.08	$1.49
Weighted average shares outstanding - basic	9,208	9,121
Weighted average shares outstanding - diluted	9,501	9,202

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 4, 2021

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - January 3, 2021	9,307	$93	$8,748	$19,370	$28,211	$(1,278)	$26,933
Stock-based compensation			318	—	318	—	318
Net income	—	—	—	799	799	(102)	697
Balance - April 4, 2021	9,307	$93	$9,066	$20,169	$29,328	$(1,380)	$27,948

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

APRIL 4, 2021 AND MARCH 29, 2020

(in thousands)

(Unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Cash flows from operating activities:
Net income	$697	$13,311
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	1,552	1,045
Stock-based compensation	318	137
Net gain on disposal	(8)	(477)
Gain on bargain purchase	—	(14,364)
Deferred income taxes	82	(399)
Other non-cash items	186	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	598	(720)
Prepaid expenses and other assets	(2,579)	781
Accounts payable	1,635	3,130
Accrued and other liabilities	323	(2,687)
Cash flows provided by (used for) operating activities	2,804	(262)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	691	(949)
Payments for acquired restaurants	—	(3,969)
Payments received on note receivable	6	12
Cash flows provided by (used for) investing activities	697	(4,906)

Cash flows from financing activities:
Proceeds from long-term debt	—	8,101
Payments for debt issuance costs	—	(35)
Payments on long-term debt	(519)	—
Cash (used for) provided by financing activities	(519)	8,066

Increase in cash, cash equivalents and restricted cash	2,982	2,898
Cash, cash equivalents and restricted cash, beginning of period	19,603	6,086
Cash, cash equivalents and restricted cash, end of period	$22,585	$8,984

Supplemental Disclosures
Cash paid for interest, net	$116	$(15)

Non-cash investing and financing activities:
Gift card liability assumed pursuant to acquisitions	—	3,968
Inventory acquired pursuant to acquisitions	—	1,178

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-K, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, the Company franchises restaurants under the name “Famous Dave’s”. As of April 4, 2021, there were 128 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 27 Company-owned restaurants and 101 franchise-operated restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. In March 2020, the Company purchased 18 Granite City Food & Brewery restaurants located throughout the Midwest and one Real Urban Barbecue restaurant located in Vernon Hills, Illinois.

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. The information furnished in these condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited financial statements represent the condensed consolidated financial statements of the Company and its subsidiaries as of April 4, 2021 and January 3, 2021, and for the three months ended April 4, 2021 and March 29, 2020. The results for the three months ended April 4, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BBQ Holding, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021 as filed with the SEC on April 2, 2021.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. During the first quarter of 2021, mandated restrictions began to ease in a number of the markets in which the Company operates. Although the Company has experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on its business remains uncertain, the duration and scope of which cannot currently be predicted. The Company cannot predict if there will be another surge, what additional restrictions may be enacted, to what extent it can maintain off-premise sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to its dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to the Company’s operating results and financial position.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time due to the ongoing effects of this situation. Management is continually evaluating the impact of this global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on the reported net income for any of the periods presented.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) in the amount of $4.9 million as of April 4, 2021 and January 3, 2021. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of April 4, 2021, the Company concluded that the DTA is fully realizable and that no further valuation allowance was necessary; however, the Company will continue to evaluate the DTA on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended
	April 4, 2021	March 29, 2020
Effective tax rate	10.5%	(2.7)%

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

Cash and cash equivalents

On May 14, 2020, the Company invested $3.5 million in a certificate of deposit (CD) through Choice Bank. The interest rate on this CD is 0.15%. Interest is compounded every 30 days and the CD automatically renews monthly. This balance is included with cash and cash equivalents on the Company’s balance sheet.

Restricted cash and marketing fund

The Company has a Marketing Development Fund, to which Company-owned Famous Dave’s restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, for use in public relations and marketing development efforts. The funds held in this account are used in part to reimburse the Company for its marketing and digital services activities on behalf of the Famous Dave’s brand. The Company also receives funds from its suppliers to be used exclusively for point-of-sale equipment purchases for its own stores as well as its franchisees. As the assets held by these funds are considered to be restricted, the Company reflects the cash related to these funds within restricted cash and reflect the liability within accrued expenses on its consolidated balance sheets. The Company had approximately $1.4 million and $1.5 million in these funds as of April 4, 2021 and January 3, 2021, respectively.

Assets Held for Sale

As of April 4, 2021, the Company had assets held for sale of approximately $1.1 million related to an owned property for which it has entered into agreements to sell for a contract purchase price of $2.5 million.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
(in thousands, except per share data)	April 4, 2021	March 29, 2020
Net income per share – basic:
Net income attributable to shareholders	$799	$13,707
Weighted average shares outstanding - basic	9,208	9,121
Basic net income per share attributable to shareholders	$0.09	$1.50

Net income per share – diluted:
Net income attributable to shareholders	$799	$13,707
Weighted average shares outstanding - diluted	9,501	9,202
Diluted net income per share attributable to shareholders	$0.08	$1.49

There were approximately 24,000 and 228,197 stock options outstanding as of April 4, 2021 and March 29, 2020, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

(2)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	April 4, 2021	January 3, 2021
Prepaid expenses and deferred costs	$1,492	$950
Prepaid insurance	925	302
Prepaid expenses and other current assets	$2,417	$1,252

(3)	Property, Equipment and Leasehold Improvements, net

Property, equipment and leasehold improvements, net, consisted of the following:

(in thousands)	April 4, 2021	January 3, 2021
Land, buildings, and improvements	$32,016	$31,731
Furniture, fixtures, equipment and software	28,774	28,373
Décor	475	475
Construction in progress	323	1,121
Accumulated depreciation and amortization	(30,080)	(29,311)
Property, equipment and leasehold improvements, net	$31,508	$32,389

(4)          Intangible Assets, net

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following:

(in thousands)	April 4, 2021	January 3, 2021
Reacquired franchise rights, net	1,148	1,246
Goodwill	601	601
Liquor licenses	868	868
Trademark/Logos/Patents	7,688	7,688
Database	146	165
Intangible assets, net	$10,451	$10,568

(5)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	April 4, 2021	January 3, 2021
Gift cards payable	$4,990	$6,553
Sales tax payable	1,269	1,286
Other accrued expense	1,257	1,394
Accrued interest	130	115
Accrued utilities	231	199
Deferred revenue	189	124
Deferred franchise fees	90	95
Other current liabilities	$8,156	$9,766

(6)          Long-Term Debt

On June 20, 2019, the Company entered into a Loan Agreement among the Company and Choice Financial Group. The Loan Agreement provides for a term loan in the principal amount of up to $24.0 million and is evidenced by a promissory note. The note has a maturity date of June 20, 2025. The first year of the note provided for payments of interest only, with the remaining five years requiring payments of interest and principal based on a 60 month amortization period. Interest is payable in an amount equal to the Wall Street Journal Prime Rate, but in no circumstances shall the rate of interest be less than 5.00%. The note may be prepaid, partially or in full, at any time and for no prepayment penalty. The Company is subject to various financial and non-financial covenants on this debt, including a debt-service coverage ratio. As of April 4, 2021, the note balance was $9.9 million, and the Company was compliant with all of its covenants.

In fiscal year 2020, the Company received funds of approximately $14.0 million in aggregate in connection with “Small Business Loans” under the Paycheck Protection Program (“PPP Loans”). These amounts were borrowed pursuant to the terms of the PPP Loans, in favor of Choice Financial Group. After a thorough review and consultation with advisors, pursuant to the guidance provided by Small Business Administration, the Company was able to certify with a high level of confidence that it met the requirements of the loans which bear interest at 1% per annum and mature in 24 months from the date of disbursement of funds. Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that the Company would not be required to repay all or part of the PPP Loans. If the PPP Loans are forgiven in full, no interest and principal payments will be required. Interest and principal payments under the PPP Loans are being deferred until such time the amount of forgiveness is determined.

The PPP Loans contain certain covenants which, among other things, restrict the borrower’s use of the proceeds of the PPP Loans to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses. In addition, the PPP Loans require compliance with all other loans or other agreements with any creditor of the borrower, to the extent that a default under

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any loan or other agreement would materially affect the borrower’s ability to repay the PPP Loans and limit the ability of the borrower to make certain changes to its ownership structure.

Debt outstanding under the above referenced promissory notes consisted of the following as of the periods presented:

(in thousands)	April 4, 2021	January 3, 2021
Term Loan	$9,884	$10,403
PPP Loans	13,957	13,957
Less: deferred financing costs	(75)	(80)
Less: current portion of long-term debt	(2,138)	(2,111)
Long-term debt, less current portion	$21,628	$22,169

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses and general and administrative expenses on the statement of operations. The components of lease expense for the period presented is as follows:

	Three Months Ended	Three Months Ended
(in thousands)	April 4, 2021	March 29, 2020
Operating lease cost	$2,442	$1,596
Short-term lease cost	96	31
Variable lease cost	368	-
Sublease income	(44)	-
Total lease cost	$2,862	$1,627

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases for the period presented is as follows:

	Three Months Ended	Three Months Ended
(in thousands)	April 4, 2021	March 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,155	$1,791
Right-of-use assets obtained in exchange for new operating lease liabilities	-	51,682
Weighted-average remaining lease term of operating leases (in years)	10.1	11.0
Weighted-average discount rate of operating leases	5.27%	5.26%

(8)        Revenue Recognition

Deferred revenue liabilities consist primarily of franchise fees which are recognized straight-line over the life of the agreements, and area development fees which are deferred until a new restaurant is opened pursuant to the agreement. The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of April 4, 2021:

(in thousands)
Fiscal Year
2021	$67
2022	90
2023	90
2024	88
2025	82
Thereafter	450
Total	$867

The following table reflects the change in contract liabilities between April 4, 2021 and January 3, 2021:

(in thousands)	January 3, 2021
Beginning Balance	$901
Revenue recognized	(34)
Ending Balance	$867

(

(9)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The number of common stock reserved for issuance is 1,500,000. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan expired in 2015 and no additional options may be granted. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of April 4, 2021, there were 184,476 shares available for grant pursuant to the 2015 Plan.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Expected dividend – The rate of dividends that the Company expects to pay over the term of the stock option.
●	Volatility – Actual volatility over the most recent historical period equivalent to the expected life of the option.
●	Risk-free interest rate – The daily United States Treasury yield curve rate.

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three months ended April 4, 2021 and March 29, 2020, respectively, as follows:

	Three Months Ended
(in thousands)	April 4, 2021	March 29, 2020
Stock options	$89	$81
Restricted stock	229	56
	$318	$137

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at January 3, 2021	557	$4.53
Granted	14	6.00
Exercised	—	—
Canceled, forfeited or expired	(11)	3.40
Options outstanding at April 4, 2021	560	$4.58	6.5

	Three Months Ended
	April 4, 2021	March 29, 2020
Weighted-average fair value of options granted during the period	$2.74	$1.86
Expected life (in years)	2.5	4.7
Expected dividend	$—	$—
Expected stock volatility	76.48%	51.21%
Risk-free interest rate	0.2%	1.6%

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at January 3, 2021	475	$4.43
Granted	—	—
Exercised/Released	(14)	4.71
Unvested at April 4, 2021	461	$4.42	1.8

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)        Variable Interest Entities

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

On July 18, 2018, the Company and Clark Championship Products LLC (“Clark”), an entity owned by Travis Clark, became members of Mercury BBQ LLC (“Mercury”) for the purposes of building out and operating the inaugural Clark Crew BBQ restaurant in Oklahoma City, Oklahoma (the “Restaurant”). Clark will own 80% of the units outstanding of Mercury and the Company will own 20% of the units outstanding of Mercury. Because the Company has provided more than half of the subordinated financial support of Mercury and control Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. Mercury generated a net loss of approximately $128,000 during the first quarter of fiscal year 2021, of which $102,000 was recorded as non-controlling interest on our condensed consolidated financial statements. During the first quarter of fiscal year 2020, Mercury generated a net loss of $496,000, of which $396,000 was recorded as non-controlling interest on our condensed consolidated financial statements. As of April 4, 2021, Mercury’s assets included approximately $2.9 million of property, equipment and leasehold improvements, net, a $1.8 million ROU asset and $158,000 of inventory. The liabilities recognized as a result of consolidating Mercury BBQ’s results of operations do not represent additional claims on the general assets of BBQ Holdings, Inc.; rather, they represent claims against the specific assets of the Mercury BBQ’s. Conversely, assets recognized as a result of consolidating the Mercury BBQ’s results of operations do not represent additional assets that could be used to satisfy claims against the general assets of BBQ Holdings.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)        Litigation

As of the date of this filing, there are two potentially material litigation matters involving the Company.

Graham v. Famous Dave’s of America, Inc., has been ongoing since January 2019. It revolves around claims under Maryland wage and hour law and the U.S. Fair Labor Standards Act. After reviewing all the evidence during discovery, the Company believes there is some liability on its part but is in the midst of determining that total exposure. The Company has been in settlement talks with the Plaintiff. At this time the parties have agreed to a final settlement value of $995,000. If the court approves this amount, the case will be settled for that value. The Company believes it has appropriately accrued for the settlement amount at this time.

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

In March 2021, the Company completed an agreement in the case of Hamilton Commons v. Famous Dave’s of America, Inc. related to a breach of contract of a lease of the Famous Dave’s at Mays Landing, NJ. The parties agreed to dismiss the matter as a result of the Lease Modification (the “Agreement”) which was executed by all the parties. The Agreement stipulated that in consideration for $130,000, the Company would continue to make monthly payments beginning in March 2021, the parties shall both market the property to find a new tenant to replace the Company before the lease term expires, and at the time this lease terminates or ends, the landlord shall pay $193,000 for the liquor license, which is owned by the Company. There are terms in the Agreement about the criteria of the new tenant the landlord can choose to accept or deny and that the Company must supplement the rent of the new tenant if the rent paid by the new tenant does not meet or exceed what the Company would pay through January 31, 2023.

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

(12) Related Party Transactions

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

The following table outlines amounts received from related parties during the three months ended April 4, 2021 and March 29, 2020:

	Three Months Ended
(in thousands)	April 4, 2021	March 29, 2020
Revenues and NAF contributions - Anand Gala	$322	$344
Revenues and NAF contributions - Charles Davidson	138	166

The following table outlines accounts receivable from related parties as of April 4,2021 and January 3, 2021:

(in thousands)	April 4, 2021	January 3, 2021
Accounts receivable, net - Anand Gala	$246	$207
Accounts receivable, net - Charles Davidson	64	52

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Subsequent Events

The Company evaluated for the occurrence of subsequent events through the issuance date of its financial statements. No recognized or non-recognized subsequent events occurred that require recognition or disclosure in the condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. We develop, own and operate restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery” and “Real Urban Barbecue.” Additionally, we franchise restaurants under the name “Famous Dave’s”. As of April 4, 2021, there were 128 Famous Dave’s restaurants operating in 31 states, Canada, and the United Arab Emirates, including 27 Company-owned restaurants and 101 franchise-operated restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. In March 2020, we purchased 18 Granite City Food & Brewery restaurants throughout the Midwest and one Real Urban Barbecue restaurant located in Vernon Hills, Illinois.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. During the first quarter of 2021, mandated restrictions began to ease in a number of the markets in which we operate. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. We cannot predict if there will be another surge, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes, whether we can maintain sufficient staffing levels, or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to our operating results and financial position.

The following table includes the number of Company-owned and franchise-operated restaurants as of the dates presented:

	BBQ Holdings
	Three Months Ended	Three Months Ended
	April 4, 2021	March 29, 2020
Company-owned restaurants:
Famous Dave's	27	30
Granite City Food & Brewery	18	18
Real Urban Barbecue	1	1
Clark Crew BBQ	1	1
End of period	47	50
% of system	32%	34%
Franchise-operated restaurants:
Famous Dave's	100	94
Real Famous	—	1
End of period	100	95
% of system	68%	66%
System end of period total	147	145

Of the 100 franchise-operated restaurants, 11 are Famous Dave’s ghost kitchens operating out of the kitchen of another restaurant location or a shared kitchen space. Additionally, eight of our Granite City locations are operating Famous Dave’s ghost kitchens under licensing agreements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Fiscal year 2021, ending January 2, 2022, will have 52 weeks while fiscal year 2020 which ended January 3, 2021 included 53 weeks.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue and licensing, national advertising fund contributions and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty and national advertising fund payments. Currently, our domestic area development fee consists of a one-time, non-refundable payment of approximately $15,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our international area development agreements, the one-time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Currently, our initial, non-refundable, franchise fee for domestic growth depends on the restaurant model and varies from $15,000 to $45,000 per location. Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales. Licensing revenue includes royalties from a retail line of business, including Famous Dave’s branded sauces, rubs, marinades and seasonings. Other revenue includes opening assistance and training we provide to our franchise partners, the sale of Real Urban Barbeque consumer packaged goods, and the sale of raw brewing products produced at the Granite City brewing facility.

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

Results of Operations – the three months ended April 4, 2021 compared to the three months ended March 29, 2020.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

The table below presents items in our unaudited condensed consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented.

	Three Months Ended
	April 4, 2021	March 29, 2020
Food and beverage costs(1)	29.9%	32.6%
Labor and benefits costs(1)	30.5%	37.3%
Operating expenses(1)	30.5%	32.0%
Restaurant level operating margin(1)(2)	9.1%	(1.9)%
Depreciation and amortization expenses(3)	4.2%	4.4%
General and administrative expenses(3)	10.8%	12.7%
Income (loss) from operations(3)	2.2%	(5.6)%
(1)	As a percentage of restaurant sales, net
(2)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
(3)	As a percentage of total revenue

Same Store Net Sales

It is our policy to include in same store net sales base, restaurants that have been open for 12 months under BBQ Holdings’ ownership. Same store net sales for Company-owned Famous Dave’s restaurants for the three months ended April 4, 2021 increased 17.7% compared to the three months ended March 29, 2020. Same store net sales for franchise-operated restaurants for the three months ended April 4, 2021 increased 16.0% compared to the three months ended March 29, 2020.

Same store sales at our Granite City restaurants increased 3.0% during the three months ended April 4, 2021 compared to the three months ended March 29, 2020 which was under prior ownership through March 8, 2020.

As a result of the COVID-19 pandemic, public health measures were taken to minimize exposure to this virus in March 2020. These measures virtually eliminated dine-in business at our restaurants for the last few weeks of the first quarter in fiscal year 2020. During the first quarter of 2021, most of our restaurants were operating at partial to full dine-in capacity. As a result of the limits put on dining rooms, we have seen an increase in our to-go business, but a decrease in our dine-in business in the first quarter of fiscal year 2021 compared to the first quarter of 2020.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Total Revenue

Our components of and changes in revenue consisted of the following for the three months ended April 4, 2021 and March 29, 2020:

	Three Months Ended
(dollars in thousands)	April 4, 2021	March 29, 2020	$ Change	% Change
Revenue:
Restaurant sales, net	$33,603	$20,703	$12,900	62.3%
Franchise royalty and fee revenue	2,374	2,524	(150)	(5.9)%
Franchisee national advertising fund contributions	328	282	46	16.3%
Licensing and other revenue	1,014	346	668	193.1%
Total revenue	$37,319	$23,855	$13,464	56.4%

Restaurant Sales, net

The increase in year-over-year net restaurant sales for the three months ended April 4, 2021 was partially due to the acquisition of the Granite City restaurants in March 2020 and the easing of dining restrictions in the first quarter of 2021 compared to the first quarter of 2020.

On a weighted basis, for the three months ended April 4, 2021 compared to the three months ended March 29, 2020, dine-in same store sales at Company-owned Famous Dave’s restaurants decreased by 12.1%, while to-go same store net sales at Company-owned Famous Dave’s restaurants increased by 61.7%, driven by third-party delivery sales and curb-side pickup. Catering same store sales decreased 35.2% for the three months ended April 4, 2021 compared to the three months ended March 29, 2020 due to fewer people working in offices and restrictions on group social events.

Franchise-Related Revenue, including national advertising fund contributions

Franchise-related same store net sales increased by 16.0% for the three months ended April 4, 2021 compared to the three months ended March 29, 2020. The increase year over year net sales was due to the easing of the dining restrictions related to the COVID-19 pandemic.

Licensing and Other Revenue

For the three months ended April 4, 2021, licensing and other revenue grew 193.1%, compared to the same period of fiscal 2020. In addition to the recognition of gift card breakage, this increase is due to the addition of Real Urban BBQ consumer packaged goods in 2021, and the sale of raw brewing products produced at the Granite City brewing facility.

Average Weekly Net Sales and Operating Weeks

The following table shows Famous Dave’s Company-owned and franchise-operated average weekly same store sales for the periods presented:

	Three Months Ended
	April 4, 2021	March 29, 2020
Average Weekly Net Sales (AWS):
Franchise-Operated(1)	$47,591	$41,024
Company-Owned	50,572	42,973
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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

First quarter average weekly sales at our 18 Granite City restaurants were $55,452 in 2021 while average weekly sales were $53,854 under prior ownership through March 8, 2020.

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three months ended April 4, 2021 and March 29, 2020:

	Three Months Ended
(dollars in thousands)	April 4, 2021	March 29, 2020	$ Change	% Change
Food and beverage costs	$10,057	$6,754	$3,303	48.9%

Food and beverage costs for the three months ended April 4, 2021 and March 29, 2020 represented approximately 29.9% and 32.6% of net restaurant sales, respectively. This year-over-year decrease, as a percentage of net restaurant sales was a result of the reduction of menu items offered as the restaurants reacted to the increase in to-go business and limited in-store dining due to COVID-19 restrictions. Additionally, in the first quarter of 2020, our restaurants experienced waste with the initial shut down of in-store dining.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three months ended April 4, 2021 and March 29, 2020:

	Three Months Ended
(dollars in thousands)	April 4, 2021	March 29, 2020	$ Change	% Change
Labor and benefits costs	$10,254	$7,721	$2,533	32.8%

Labor and benefits costs for the three months ended April 4, 2021 and March 29, 2020, represented approximately 30.5% and 37.3% of net restaurant sales, respectively. The year-over-year decrease as a percentage of net restaurant sales, was driven in part by a concerted effort by management to increase efficiency at the restaurants and in part by the decrease in labor needed for service staff as dining room sales decreased with the closure of dining rooms as a result of COVID-19.

Operating Expenses

Our operating expenses consisted of the following for the three months ended April 4, 2021 and March 29, 2020:

	Three Months Ended
(dollars in thousands)	April 4, 2021	March 29, 2020	$ Change	% Change
Operating expenses	$10,249	$6,626	$3,623	54.7%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Operating expenses for the three months ended April 4, 2021 and March 29, 2020 represented approximately 30.5% and 32.0% of net restaurant sales, respectively. This year over year decrease in expense as a percentage of net restaurant sales was due primarily to the increased revenue resulting from easing of dine-in restrictions which were put in place in the first quarter of 2020 due to COVID-19. With the higher revenue base, those operating costs that are fixed, decreased as a percent of revenue.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended April 4, 2021 and March 29, 2020 was $1.6 million and $1.0 million, respectively. The increase in depreciation and amortization expense was due to improvements made to established locations and the acquisition of additional locations.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three months ended April 4, 2021 and March 29, 2020:

	Three Months Ended
(dollars in thousands)	April 4, 2021	March 29, 2020	$ Change	% Change
General and administrative expenses	$4,038	$3,032	$1,006	33.2%

General and administrative expenses for the three months ended April 4, 2021 and March 29, 2020 represented approximately 10.8% and 12.7% of total revenues, respectively. While general and administrative expenses increased in the first quarter of 2021 compared to the first quarter of 2020 due to additional overhead related to the Granite City and Real Urban BBQ acquisitions, as a percentage of revenues general and administrative expense decreased year over year, due in part to a higher revenue base.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended
(dollars in thousands)	April 4, 2021	March 29, 2020
Asset impairments, net	$—	$—
Lease termination charges and related costs	—	117
Restaurant closure expenses	12	56
Asset impairment, estimated lease termination charges and other closing costs	$12	$173

Income Tax Expense

Income tax expense for the three months ended April 4, 2021 was approximately $82,000, or 10.5% of our pretax income and the income tax benefit for the three months ended March 29, 2020 was $349,000 or 2.7% of our pretax income.

Basic and Diluted Net Income per Common Share Attributable to Shareholders

Net income attributable to shareholders for the three months ended April 4, 2021 was approximately $799,000, or $0.09 per share, basic and $0.08 per share assuming dilution. Net income attributable to shareholders for the three months ended March 29, 2020 was $13.7 million, or $1.50 per share, basic and $1.49 per share assuming dilution. Of the net income attributable to shareholders in the first quarter of 2020, $14.4 million was related to the gain on bargain purchase of the Granite City restaurants. The basic and diluted weighted-average number of common shares outstanding for the three months ended April 4, 2021 were approximately 9,208,000 and 9,501,000, respectively. The basic and diluted weighted-average number of common shares outstanding for the three months ended March 29, 2020 were approximately 9,121,000 and 9,202,000, respectively.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $21.2 million and $18.1 million as of April 4, 2021 and March 29, 2020, respectively. Our current ratio, which measures our immediate short-term liquidity, was 1.1 as of April 4, 2021 and January 3, 2021, respectively. The current ratio is computed by dividing total current assets by total current liabilities.

Net cash provided in operating activities for the three months ended April 4, 2021 was approximately $2.8 million, which reflects net income of approximately $697,000 increased primarily by $1.6 million of depreciation and amortization, $1.6 million of accounts payable and other liabilities and $318,000 of stock-based compensation. Such amount was reduced in part by prepaids and other assets of approximately $2.0 million.

Net cash used in operating activities for the three months ended March 29, 2020 was approximately $262,000, which reflects net income of approximately $13.3 million reduced primarily by the $14.4 million non-cash bargain purchase gain on the Granite City Acquisition. Changes in operating assets and liabilities for the three months ended March 29, 2020 primarily included cash inflows from an increase in accounts payable of $3.1 million. These cash inflows were partially offset by cash outflows related to a decrease in other accrued liabilities of $2.7 million.

Net cash used for investing activities was approximately $697,000 for the three months ended April 4, 2021, related to payments for the purchase of equipment and leasehold improvements. Net cash used for investing activities was approximately $4.9 million for the three months ended March 29, 2020, related to payments for acquired restaurants of $4.0 million and the purchase of property, equipment and leasehold improvements of $949,000.

Net cash used in financing activities for the three months ended April 4, 2021 was approximately $519,000 which was for payments on our long-term debt. Net cash provided by financing activities for the three months ended March 29, 2020 was approximately $8.1 million which was related to the proceeds from our loan with Choice Bank. Such funds were used to fund operations and acquisitions.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of April 4, 2021, we were in compliance with all of our covenants.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. COVID-19 pandemic has caused a disruption to our business, the full impact of which continues to and the ultimate impact it will have on our financial condition is yet to be determined. We have taken measures to mitigate the loss of dine-in sales, including reducing labor, increasing to-go options and renegotiating rents on our restaurant properties. Additionally, the proceeds from our PPP Loans have been used to fund operations. Although we have filed for forgiveness of these loans, we have not yet heard from the Small Business Administration. There can be no assurance that any portion of the PPP Loans will be forgiven and we would not be required to repay the PPP Loans in full. Interest and principal payments under the PPP Loans will continue to be deferred until such time the amount of forgiveness is determined.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 – Nature of Business and Significant Accounting Policies to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2021. Except as disclosed in Note 1 “Basis of Presentation” to the accompanying notes to the consolidated financial statements, there have been no updates to our critical accounting policies.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2021. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

The address of our website is http://www.bbq-holdings.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any BBQ Holdings shareholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at BBQ Holdings, Inc., 12701 Whitewater Drive, Suite 100, Minnetonka, MN 55343.

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

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

The information contained in Note 11 – Litigation of the notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

Item 1A.RISK FACTORS.

The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended January 3, 2021, filed with the SEC on April 2, 2021, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6.EXHIBITS

Exhibit Number	Description

10.1	Offer of Employment Letter to Albert Hank, dated January 8, 2021, incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 1, 2021.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBQ HOLDINGS, INC.

(“Registrant”)

Dated: May 19, 2021	By:	/s/ Jeffery J. Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 19, 2021		/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)