Form 10-Q
period 2021-07-04
BBQ HOLDINGS, INC.
filed 2021-08-16
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2021

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

As of August 13, 2021, 10,358,450 shares of the registrant’s Common Stock were outstanding.

BBQ HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 4, 2021 AND JANUARY 3, 2021

(in thousands, except per share data)

(Unaudited)

ASSETS
Current assets:	July 4, 2021	January 3, 2021
Cash and cash equivalents	$38,358	$18,101
Restricted cash	824	1,502
Accounts receivable, net of allowance for doubtful accounts of $259,000 and $132,000, respectively	4,966	4,823
Inventories	2,433	2,271
Prepaid expenses and other current assets	2,881	1,252
Assets held for sale	1,024	1,070
Total current assets	50,486	29,019

Property, equipment and leasehold improvements, net	31,112	32,389

Other assets:
Operating lease right-of-use assets	60,787	61,634
Goodwill	601	601
Intangible assets, net	9,733	9,967
Deferred tax asset, net	4,623	4,934
Other assets	1,660	1,724
	$159,002	$140,268

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,050	$6,385
Current portion of lease liabilities	6,844	6,185
Current portion of long-term debt	2,165	2,111
Accrued compensation and benefits	6,313	2,390
Other current liabilities	8,814	9,766
Total current liabilities	31,186	26,837

Long-term liabilities:
Lease liabilities, less current portion	61,839	63,105
Long-term debt, less current portion	7,131	22,169
Other liabilities	1,376	1,224
Total liabilities	101,532	113,335

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 10,357 and 9,307 shares issued and outstanding at July 4, 2021 and January 3, 2021, respectively	104	93
Additional paid-in capital	22,147	8,748
Retained earnings	35,955	19,370
Total shareholders’ equity	58,206	28,211
Non-controlling interest	(736)	(1,278)
Total equity	57,470	26,933
	$159,002	$140,268

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

JULY 4, 2021 AND JUNE 28, 2020

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenue:
Restaurant sales, net	$41,205	$24,989	$74,808	$45,692
Franchise royalty and fee revenue	2,946	1,951	5,320	4,475
Franchisee national advertising fund contributions	421	242	749	524
Licensing and other revenue	948	580	1,962	926
Total revenue	45,520	27,762	82,839	51,617

Costs and expenses:
Food and beverage costs	11,932	7,717	21,989	14,471
Labor and benefits costs	12,429	8,066	22,683	15,787
Operating expenses	11,594	9,104	21,843	15,730
Depreciation and amortization expenses	1,433	1,378	2,985	2,423
General and administrative expenses	4,544	3,803	8,582	6,835
National advertising fund expenses	421	242	749	524
Asset impairment, estimated lease termination charges and other closing costs, net	25	4,779	37	4,952
Pre-opening expenses	92	2	120	27
Gain (loss) on disposal of property, net	143	(100)	135	(577)
Total costs and expenses	42,613	34,991	79,123	60,172

Income (loss) from operations	2,907	(7,229)	3,716	(8,555)

Other income (expense):
Interest expense	(261)	(237)	(315)	(356)
Interest income	74	59	98	102
Gain upon debt extinguishment	14,109	—	14,109	—
Gain on bargain purchase	—	(689)	—	13,675
Total other income (expense) income	13,922	(867)	13,892	13,421

Income (loss) before income taxes	16,829	(8,096)	17,608	4,866

Income tax (expense) benefit	(399)	1,897	(481)	2,246

Net income (loss)	16,430	(6,199)	17,127	7,112
Net (income) loss attributable to non-controlling interest	(644)	(53)	(542)	343
Net income (loss) attributable to shareholders	$15,786	$(6,252)	$16,585	$7,455

Income (loss) per common share:
Basic net income (loss) per share attributable to shareholders	$1.70	$(0.68)	$1.79	$0.82
Diluted net income (loss) per share attributable to shareholders	$1.64	$(0.68)	$1.73	$0.82
Weighted average shares outstanding - basic	9,304	9,138	9,256	9,132
Weighted average shares outstanding - diluted	9,615	9,138	9,567	9,132

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 4, 2021

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - January 3, 2021	9,307	$93	$8,748	$19,370	$28,211	$(1,278)	$26,933
Issuance of restricted common stock	—	—	—	—	—	—	—
Issuance of common stock pursuant to PIPE	1,000	10	12,452	—	12,462	—	12,462
Exercise of stock options	50	1	309	—	310	—	310
Stock-based compensation	—	—	638	—	638	—	638
Net income	—	—	—	16,585	16,585	542	17,127
Balance - July 4, 2021	10,357	$104	$22,147	$35,955	$58,206	$(736)	$57,470

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

JULY 4, 2021 AND JUNE 28, 2020

(in thousands)

(Unaudited)

	Six Months Ended
	July 4, 2021	June 28, 2020
Cash flows from operating activities:
Net income	$17,127	$7,112
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,985	2,423
Stock-based compensation	638	248
Net gain (loss) on disposal	135	(577)
Asset impairment, estimated lease termination charges and other closing costs, net	—	4,710
Gain on forgivenss of debt	(14,109)	—
Gain on bargain purchase	—	(13,675)
Deferred income taxes	481	(2,295)
Other non-cash items	168	547
Changes in operating assets and liabilities:
Accounts receivable, net	(188)	(240)
Prepaid expenses and other current assets	(2,479)	(1,991)
Accounts payable	665	2,292
Accrued and other liabilities	3,461	964
Cash flows provided by (used for) operating activities	8,884	(482)

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,114)	(2,000)
Payments for acquired restaurants	—	(4,952)
Transfer from HFS	46	—
Payments received on note receivable	23	12
Cash flows used for investing activities	(1,045)	(6,940)

Cash flows from financing activities:
Proceeds from long-term debt	—	22,058
Payments for debt issuance costs	10	(45)
Payments on long-term debt	(1,042)	—
Proceeds from sale of common stock, net of offering costs	12,462	—
Proceeds from exercise of stock options	310	—
Cash provided by financing activities	11,740	22,013

Increase in cash, cash equivalents and restricted cash	19,579	14,591
Cash, cash equivalents and restricted cash, beginning of period	19,603	6,086
Cash, cash equivalents and restricted cash, end of period	$39,182	$20,677

Supplemental Disclosures
Cash paid for interest, net	$587	$47

Non-cash investing and financing activities:
Gift card liability assumed pursuant to acquisitions	—	3,968

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-K, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery”, “Real Urban Barbecue”, “Village Inn” and “ Bakers Square.” Additionally, the Company franchises restaurants under the name “Famous Dave’s”. As of July 4, 2021, there were 127 Famous Dave’s restaurants operating in three countries, including 27 Company-owned restaurants and 100 franchise-operated restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. In March 2020, the Company purchased 18 Granite City Food & Brewery restaurants located throughout the Midwest and one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. On July 30, 2021, the Company completed the purchase of the Village Inn family restaurant concept with 21 Company-owned restaurants and 114 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 13 Company-owned restaurants.

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. The information furnished in these condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited financial statements represent the condensed consolidated financial statements of the Company and its subsidiaries as of July 4, 2021 and January 3, 2021, and for the three and six months ended July 4, 2021 and June 28, 2020. The results for the three and six months ended July 4, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BBQ Holding, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021 as filed with the SEC on April 2, 2021.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. During the first quarter of 2021, mandated restrictions began to ease in a number of the markets in which the Company operates. Although the Company has experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on its business remains uncertain, the duration and scope of which cannot currently be predicted. As new variants of COVID-19 are being discovered and cases in unvaccinated people rise throughout the markets in which the Company does business, the Company cannot predict the severity of another surge, what additional restrictions may be enacted, to what extent it can maintain off-premise sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to its dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to the Company’s operating results and financial position.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) which was in the amount of $4.6 million as of July 4, 2021 and $4.9 million as of January 3, 2021. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of July 4, 2021, the Company concluded that the DTA is fully realizable and that no further valuation allowance was necessary; however, the Company will continue to evaluate the DTA on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Effective tax rate	2.4%	23.4%	2.7%	(46.2)%

The Company uses the discrete method to calculate the quarterly tax provision due to its inability to reliably estimate annual ordinary income (loss). The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The Company’s estimates are based on the information available at the time that the Company prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments due to differing interpretations of the tax laws.

Cash and cash equivalents

On May 14, 2020, the Company invested $3.5 million in a certificate of deposit (CD) through Choice Bank. The interest rate on this CD is 3.0%. Interest is compounded every 30 days and the CD automatically renews monthly. This balance is included with cash and cash equivalents on the Company’s balance sheet.

Restricted cash and marketing fund

The Company has a Marketing Development Fund, to which Company-owned Famous Dave’s restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, for use in public relations and marketing development efforts. The funds held in this account are used in part to reimburse the Company for its marketing and digital services activities on behalf of the Famous Dave’s brand. The Company also receives funds from its suppliers to be used exclusively for point-of-sale equipment purchases for its own stores as well as its franchisees. As the assets held by these funds are considered to be restricted, the Company reflects the cash related to these funds within restricted cash and reflect the liability within accrued expenses on its consolidated balance sheets. The Company had approximately $824,000 and $1.5 million in these funds as of July 4, 2021 and January 3, 2021, respectively.

Assets Held for Sale

As of July 4, 2021, the Company had assets held for sale of approximately $1.0 million related to an owned property for which it has entered into agreements to sell for a contract purchase price of $2.5 million.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income (loss) per share – basic:
Net income (loss) attributable to shareholders	$15,786	$(6,252)	$16,585	$7,455
Weighted average shares outstanding - basic	9,304	9,138	9,256	9,132
Basic net income (loss) per share attributable to shareholders	$1.70	$(0.68)	$1.79	$0.82

Net income per share – diluted:
Net income (loss) attributable to shareholders	$15,786	$(6,252)	$16,585	$7,455
Weighted average shares outstanding - diluted	9,615	9,138	9,567	9,132
Diluted net income (loss) per share attributable to shareholders	$1.64	$(0.68)	$1.73	$0.82

There were approximately 250 and 299,617 stock options outstanding as of July 4, 2021 and June 28, 2020, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

(2)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	July 4, 2021	January 3, 2021
Prepaid expenses and deferred costs	$2,212	$950
Prepaid insurance	669	302
Prepaid expenses and other current assets	$2,881	$1,252

(3)	Property, Equipment and Leasehold Improvements, net

Property, equipment and leasehold improvements, net, consisted of the following:

(in thousands)	July 4, 2021	January 3, 2021
Land, buildings, and improvements	$31,867	$31,731
Furniture, fixtures, equipment and software	28,201	28,373
Décor	425	475
Construction in progress	968	1,121
Accumulated depreciation and amortization	(30,349)	(29,311)
Property, equipment and leasehold improvements, net	$31,112	$32,389

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following:

(in thousands)	July 4, 2021	January 3, 2021
Reacquired franchise rights, net	1,050	1,246
Liquor licenses	868	868
Trademark/Logos/Patents	7,688	7,688
Database	127	165
Intangible assets, net	$9,733	$9,967

(5)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	July 4, 2021	January 3, 2021
Gift cards payable	$5,584	$6,553
Sales tax payable	1,305	1,286
Other accrued expense	1,381	1,394
Accrued interest	—	115
Accrued utilities	230	199
Deferred revenue, other	230	124
Deferred franchise fees	84	95
Other current liabilities	$8,814	$9,766

(6)          Long-Term Debt

On June 20, 2019, the Company entered into a Loan Agreement among the Company and Choice Financial Group. The Loan Agreement provides for a term loan in the principal amount of up to $24.0 million and is evidenced by a promissory note. The note has a maturity date of June 20, 2025. The first year of the note provided for payments of interest only, with the remaining five years requiring payments of interest and principal based on a 60 month amortization period. Interest is payable in an amount equal to the Wall Street Journal Prime Rate, but in no circumstances shall the rate of interest be less than 5.00%. The note may be prepaid, partially or in full, at any time and for no prepayment penalty. The Company is subject to various financial and non-financial covenants on this debt, including a debt-service coverage ratio. As of July 4, 2021, the note balance was $9.4 million, and the Company was compliant with all of its covenants.

In fiscal year 2020, the Company received funds of approximately $14.0 million in aggregate in connection with “Small Business Loans” under the Paycheck Protection Program (“PPP Loans”). These amounts were borrowed pursuant to the terms of the PPP Loans, in favor of Choice Financial Group. On June 11, 2020, the Company received a notification from Choice Financial Group that the Small Bussiness Administration approved the Company’s loan forgiveness applications for the entire $14.0 million balance of the PPP Loans and that the remaining balance of the PPP Loans is zero. As such, the Company wrote of the debt balance and related accrued interest of $14.1 million. Such amount was included in the Company’s income statement in the second quarter of 2021.

Debt outstanding under the above referenced promissory notes consisted of the following as of the periods presented:

(in thousands)	July 4, 2021	January 3, 2021
Term Loan	$9,361	$10,403
PPP Loans	—	13,957
Less: deferred financing costs	(65)	(80)
Less: current portion of long-term debt	(2,165)	(2,111)
Long-term debt, less current portion	$7,131	$22,169

BBQ HOLDINGS, INC. AND SUBSIDIARIES

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses and general and administrative expenses on the statement of operations. The components of lease expense for the period presented is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Operating lease cost	$2,527	$2,352	$4,969	$3,948
Short-term lease cost	166	106	262	137
Variable lease cost	130	194	498	194
Sublease income	(30)	-	(74)	-
Total lease cost	$2,793	$2,652	$5,655	$4,279

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases for the period presented is as follows:

	Six Months Ended	Six Months Ended
(in thousands)	July 4, 2021	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,517	$3,774
Right-of-use assets obtained in exchange for new operating lease liabilities	1,163	51,682
Weighted-average remaining lease term of operating leases (in years)	10.0	11.0
Weighted-average discount rate of operating leases	5.31%	5.24%

(8)        Revenue Recognition

Deferred franchise fee revenue included in other liabilities consist primarily of franchise fees which are recognized straight-line over the life of the agreements, and area development fees which are deferred until a new restaurant is opened pursuant to the agreement. The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of July 4, 2021:

(in thousands)
Fiscal Year
2021	$42
2022	84
2023	84
2024	84
2025	80
Thereafter	460
Total	$834

The following table reflects the change in contract liabilities between July 4, 2021 and January 3, 2021:

(in thousands)	July 4, 2021
Beginning Balance	$901
Revenue recognized	(67)
Ending Balance	$834

(

(9)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The number of common stock reserved for issuance is 2,000,000. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan expired in 2015 and no additional options may be granted. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of July 4, 2021, there were 685,324 shares available for grant pursuant to the 2015 Plan.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and six months ended July 4, 2021 and June 28, 2020, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Stock options	$94	$44	$183	$125
Restricted stock	226	67	455	123
	$320	$111	$638	$248

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at January 3, 2021	557	$4.53
Granted	24	9.63
Exercised	(50)	6.20
Canceled, forfeited or expired	(22)	3.97
Options outstanding at July 4, 2021	509	$4.62	6.3

	Six Months Ended
	July 4, 2021	June 28, 2020
Weighted-average fair value of options granted during the period	$5.17	$1.81
Expected life (in years)	4.0	5.4
Expected dividend	$—	$—
Expected stock volatility	71.12%	53.64%
Risk-free interest rate	0.6%	1.1%

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at January 3, 2021	475	$4.43
Granted	—	—
Exercised/Released	(25)	4.84
Unvested at July 4, 2021	450	$4.41	1.5

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Shareholders’ Equity

On June 24, 2021, the Company entered into two separate Securities Purchase Agreements (each, a “Securities Purchase Agreement”) with institutional investors pursuant to which the Company raised (i) gross proceeds of $10,000,000, pursuant to an agreement to sell 800,000 shares of the Company’s common stock , and (ii) gross proceeds of $3,000,000 pursuant to an agreement to sell 200,000 shares of the Company’s common stock (such shares of common stock collectively referred to herein as the “Securities”, and the aggregate sale of 1,000,000 Securities referred to herein as the “Offering”).  The Company used the net proceeds of the Offering for the acquisition described in Note 11 Acquisitions. In connection with the closing of the Offering, the Company paid expenses of approximately of $500,000.

As part of each Securities Purchase Agreement, the Company agreed to register the Securities sold in the Offering (the “Registrable Securities”) for resale or other disposition, pursuant to a Registration Rights Agreement with each investor (each, a “Registration Rights Agreement”).  On August 4, 2021, the Company filed with the Securities and Exchange Commission (the “SEC”) a shelf registration statement with respect to the resale of the Registrable Securities.  The Company agreed to use commercially reasonable efforts to have the shelf registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than September 9, 2021 (or October 9, 2021 in the event of a full review of the shelf registration statement by the SEC).  Additionally, the Company agreed to keep the shelf registration statement effective until such time as all Registrable Securities may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) without the need for current public information or other restrictions. If the Company is unable to comply with any of the above covenants, it will be required to pay liquidated damages to the investors in the amount of 1% of the investors’ purchase price for every month until such non-compliance is cured (subject to a 6% cap), with such liquidated damages payable in cash.

(11)	Acquisitions

On June 24, 2021, the Company entered in to a Membership Interest Purchase Agreement (the “MIPA”) with VIBSQ Holdco, LLC, a Delaware limited liability company (the “Seller”) and Bakers Square Holdings, LLC, a Delaware limited liability company (“BSQ Holdings”), Village Inn Holdings, LLC, a Delaware limited liability company (“VI Holdings”), SVCC I, LLC, an Arizona limited liability company (“SVCC” and collectively with BSQ Holdings and VI Holdings, the “Target Companies), and for certain limited purposes as described in the MIPA, RG Group Holdco, LLC, a Delaware limited liability company (the “Parent”), pursuant to which the Company has agreed, subject to specified terms and conditions, to purchase from the Seller all of the issued and outstanding membership interests (the “Interests”) in each of the Target Companies (such purchase of Interests as contemplated by the MIPA, the “Transaction”). The Transaction closed on July 30, 2021. As a result of the Transaction, each of the Target Companies became a wholly-owned subsidiary of the Company, and each of the subsidiaries of the Target Companies, which subsidiaries own or franchise Village Inn Restaurants and Bakers Square Restaurants, became wholly-owned indirect subsidiaries of the Company. The purchase price of the Transaction was approximately $13.0 million and subject to certain purchase price adjustments.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 18, 2018, the Company and Clark Championship Products LLC (“Clark”), an entity owned by Travis Clark, became members of Mercury BBQ LLC (“Mercury”) for the purposes of building out and operating the inaugural Clark Crew BBQ restaurant in Oklahoma City, Oklahoma (the “Restaurant”). Clark will own 80% of the units outstanding of Mercury and the Company will own 20% of the units outstanding of Mercury. Because the Company has provided more than half of the subordinated financial support of Mercury and control Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. Mercury generated net income of approximately $678,000 during the first half of fiscal year 2021, of which $542,000 was recorded as non-controlling interest on our condensed consolidated financial statements. During the first half of fiscal year 2020, Mercury generated a net loss of $429,000, of which $343,000 was recorded as non-controlling interest on our condensed consolidated financial statements. As of July 4, 2021, Mercury’s assets included approximately $2.8 million of property, equipment and leasehold improvements, net, a $1.8 million ROU asset and $111,000 of inventory. The liabilities recognized as a result of consolidating Mercury BBQ’s results of operations do not represent additional claims on the general assets of BBQ Holdings, Inc.; rather, they represent claims against the specific assets of the Mercury BBQ’s. Conversely, assets recognized as a result of consolidating the Mercury BBQ’s results of operations do not represent additional assets that could be used to satisfy claims against the general assets of BBQ Holdings.

(13)        Litigation

In the normal course of business, the Company is involved in a number of litigation matters that are incidental to the operation of the business. These matters generally include, among other things, matters with regard to employment, leases and general business-related issues. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on its financial position or liquidity, but an adverse decision in more than one of the matters could be material to its consolidated results of operations.

(14) Related Party Transactions

Charles Davidson, a franchisee of the Company, currently serves as a director of the Company and is the beneficial owner of approximately 16.3% of the Company’s common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital.

The following table outlines amounts received from related parties during the three months ended July 4, 2021 and June 28, 2020:

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenues and NAF contributions - Charles Davidson	179	252	316	292

The following table outlines accounts receivable from related parties as of July 4, 2021 and January 3, 2021:

(in thousands)	July 4, 2021	January 3, 2021
Accounts receivable, net - Charles Davidson	70	52

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Subsequent Events

On July 12, 2021, the Company completed of the acquisition of the assets and certain liabilities of four Famous Dave’s restaurants, the combined purchase price of which was $1.1 million. Three of these restaurants are located in Tennessee and one is located in Kentucky.

On July 30, 2021, the Company closed on the Membership Interest Purchase Agreement (the “MIPA”) described in Note 11 Acquisitions. As a result of this transaction, the Company acquired 21 Village Inn restaurants and 13 Bakers Square restaurants. Additionally, the Company acquired the franchise rights to 114 Village Inn restaurants. The cash purchase price was approximately $13.0 million, subject to certain adjustments.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. We develop, own and operate restaurants under the name “Famous Dave’s”, “Clark Crew BBQ”, “Granite City Food & Brewery”, “Real Urban Barbecue”, “Village Inn” and “ Bakers Square.” Additionally, we franchise restaurants under the name “Famous Dave’s”. As of July 4, 2021, there were 127 Famous Dave’s restaurants operating in three countries, including 27 Company-owned restaurants and 100 franchise-operated restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. In March 2020, we purchased 18 Granite City Food & Brewery restaurants throughout the Midwest and one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. On July 30, 2021, we completed the purchase of the Village Inn family restaurant concept with 21 Company-owned restaurants and 114 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 13 Company-owned restaurants.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. During the first quarter of 2021, mandated restrictions began to ease in a number of the markets in which we operate. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. As new variants of COVID-19 are being discovered and cases in unvaccinated people rise throughout the markets in which we do business, we cannot predict the severity of another surge, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes, whether we can maintain sufficient staffing levels, or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to our operating results and financial position.

The following table includes the number of Company-owned and franchise-operated restaurants as of the dates presented:

	BBQ Holdings
	Six Months Ended	Six Months Ended
	July 4, 2021	June 28, 2020
Company-owned restaurants:
Famous Dave's	27	30
Granite City Food & Brewery	18	18
Real Urban Barbecue	1	1
Clark Crew BBQ	1	1
End of period	47	50
% of system	32%	34%
Franchise-operated restaurants:
Famous Dave's	100	94
Real Famous	—	1
End of period	100	95
% of system	68%	66%
System end of period total	147	145

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Of the 100 franchise-operated restaurants, 17 are Famous Dave’s ghost kitchens operating out of the kitchen of another restaurant location or a shared kitchen space. Additionally, eight of our Granite City locations are operating Famous Dave’s ghost kitchens under licensing agreements.

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

Results of Operations – the three and six months ended July 4, 2021 compared to the three and six months ended June 28, 2020.

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

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Food and beverage costs(1)	29.0%	30.9%	29.4%	31.7%
Labor and benefits costs(1)	30.2%	32.3%	30.3%	34.6%
Operating expenses(1)	28.1%	36.4%	29.2%	34.4%
Restaurant level operating margin(1)(2)	12.7%	0.4%	11.1%	(0.6)%
Depreciation and amortization expenses(3)	3.1%	5.0%	3.6%	4.7%
General and administrative expenses(3)	10.0%	13.7%	10.4%	13.2%
Income (loss) from operations(3)	6.4%	(26.0)%	4.5%	(16.6)%
(1)	As a percentage of restaurant sales, net
(2)	Restaurant level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
(3)	As a percentage of total revenue

Total Revenue

Our components of and changes in revenue consisted of the following for the three and six months ended July 4, 2021 and June 28, 2020:

	Three Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	$ Change	% Change
Revenue:
Restaurant sales, net	$41,205	$24,989	$16,216	64.9%
Franchise royalty and fee revenue	2,946	1,951	995	51.0%
Franchisee national advertising fund contributions	421	242	179	74.0%
Licensing and other revenue	948	580	368	63.4%
Total revenue	$45,520	$27,762	$17,758	64.0%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

	Six Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	$ Change	% Change
Revenue:
Restaurant sales, net	$74,808	$45,692	$29,116	63.7%
Franchise royalty and fee revenue	5,320	4,475	845	18.9%
Franchisee national advertising fund contributions	749	524	225	42.9%
Licensing and other revenue	1,962	926	1,036	111.9%
Total revenue	$82,839	$51,617	$31,222	60.5%

Restaurant Sales, net

The increase in year-over-year net restaurant sales for the three and six months ended July 4, 2021 was partially due to the acquisition of the Granite City restaurants in March 2020 and the easing of dining restrictions in the first half of 2021 compared to the first half of 2020.

It is our policy to include in same store net sales base, restaurants that have been open for 12 months under BBQ Holdings’ ownership. In the second quarter and first half of 2021, same store net sales for Company-owned restaurants overall increased 65.6% and 45.5% compared to the second quarter and first half of 2020, respectively.

Same store net sales for Company-owned Famous Dave’s restaurants for the three and six months ended July 4, 2021 increased 35.2% and 26.5% compared to the three and six months ended June 28, 2020, respectively. Same store net sales for franchise-operated restaurants for the three and six months ended July 4, 2021 increased 42.7% and 29.6% compared to the three and six months ended June 28, 2020, respectively.

Same store sales at our Granite City restaurants increased 138.6% during the second quarter of 2021 compared to the second quarter of 2020. Sales for the first half of 2021 at our Granite City restaurants increased 54.5% compared to the first half of 2020 which was under prior ownership through March 8, 2020.

Same store sales at Clark Crew and Real Urban BBQ increased 35.9% and 31.7% in the second quarter of 2021 compared to the second quarter of 2020, respectively. For the six months ended July 4, 2021 compared to the six months ended June 28, 2020, same store sales at Clark Crew and Real Urban BBQ increased 18.9% and 11.4%, respectively.

The increases in our same store sales is primarily a result of the public health measures taken to minimize exposure to the COVID-19 virus in March 2020. These measures virtually eliminated dine-in business at our restaurants for a portion of the majority of the first half of year 2020. During the first half of 2021, most of our restaurants were operating at partial to full dine-in capacity.

Franchise-Related Revenue, including national advertising fund contributions

The increase in franchise royalty revenue and national advertising fund contributions year over year was due to the increase in same store sales, as royalties and advertising fund contributions are based on franchisee sales. The net sales increase was due to the easing of the dining restrictions related to the COVID-19 pandemic in 2021.

Licensing and Other Revenue

For the three and six months ended July 4, 2021, licensing and other revenue grew 63.4% and 111.9%, compared to the three and six months ended June 28, 2020, respectively. In addition to the recognition of gift card breakage, this increase is due to the addition of Real Urban BBQ consumer packaged goods in 2021, and the sale of raw brewing products produced at the Granite City brewing facility.

Average Weekly Net Sales

The following table shows Company-owned and franchise-operated average weekly same store sales for the periods presented:

BBQ HOLDINGS, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Average Weekly Net Sales (AWS):
Franchise-Operated Famous Dave's(1)	$57,499	$40,280	$52,660	$40,684
Company-Owned Famous Dave's	60,947	44,667	55,284	44,157
Company-Owned Granite City	71,282	28,417	64,332	42,150
Company-Owned Clark Crew	161,046	117,272	149,914	127,373
Company-Owned Real Urban BBQ	55,139	41,958	47,216	42,841
(1)	AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three and six months ended July 4, 2021 and June 28, 2020:

	Three Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	$ Change	% Change
Food and beverage costs	$11,932	$7,717	$4,215	54.6%

	Six Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	$ Change	% Change
Food and beverage costs	$21,989	$14,471	$7,518	52.0%

Food and beverage costs for the three months ended July 4, 2021 and June 28, 2020, represented approximately 29.0% and 30.9% of net restaurant sales, respectively. Food and beverage costs for the six months ended July 4, 2021 and June 28, 2020, represented approximately 29.4% and 31.7% of net restaurant sales, respectively. This year-over-year decrease, as a percentage of net restaurant sales was a result of the reduction of menu items offered as the restaurants reacted to the increase in to-go business and limited in-store dining due to COVID-19 restrictions. Additionally, in the first quarter of 2020, our restaurants experienced waste with the initial shut down of in-store dining.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three months ended July 4, 2021 and June 28, 2020:

	Three Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	$ Change	% Change
Labor and benefits costs	$12,429	$8,066	$4,363	54.1%

	Six Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	$ Change	% Change
Labor and benefits costs	$22,683	$15,787	$6,896	43.7%

Labor and benefits costs for the three months ended July 4, 2021 and June 28, 2020, represented approximately 30.2% and 32.3% of net restaurant sales, respectively. Labor and benefits costs for the six months ended July 4, 2021 and June 28, 2020,

BBQ HOLDINGS, INC. AND SUBSIDIARIES

represented approximately 30.3% and 34.6% of net restaurant sales, respectively. The year-over-year decrease as a percentage of net restaurant sales, was driven in part by a concerted effort by management to increase efficiency at the restaurants and in part by the decrease in labor needed for service staff as dining room sales decreased with the closure of dining rooms as a result of COVID-19.

Operating Expenses

Our operating expenses consisted of the following for the three months ended July 4, 2021 and June 28, 2020:

	Three Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	$ Change	% Change
Operating expenses	$11,594	$9,104	$2,490	27.4%

	Six Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	$ Change	% Change
Operating expenses	$21,843	$15,730	$6,113	38.9%

Operating expenses for the three months ended July 4, 2021 and June 28, 2020 represented approximately 28.1% and 36.4% of net restaurant sales, respectively. Operating expenses for the six months ended July 4, 2021 and June 28, 2020 represented approximately 29.2% and 34.4% of net restaurant sales, respectively. This year over year decrease in expense as a percentage of net restaurant sales was due primarily to the increased revenue resulting from easing of dine-in restrictions which were put in place in the first quarter of 2020 due to COVID-19. With the higher revenue base, those operating costs that are fixed, decreased as a percent of revenue.

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended July 4, 2021 was $1.4 million and $3.0 million, respectively, compared to $1.4 million and $2.4 million for the three and six months ended June 28, 2020, respectively. The increase in depreciation and amortization expense was due to improvements made to established locations and the acquisition of additional locations in the first quarter of 2020.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three and six months ended July 4, 2021 and June 28, 2020:

	Three Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	$ Change	% Change
General and administrative expenses	$4,544	$3,803	$741	19.5%

	Six Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	$ Change	% Change
General and administrative expenses	$8,582	$6,835	$1,747	25.6%

General and administrative expenses for the three months ended July 4, 2021 and June 28, 2020 represented approximately 10.0% and 13.7% of total revenues, respectively. General and administrative expenses for the six months ended July 4, 2021 and June 28, 2020 represented approximately 10.4% and 13.2% of total revenues, respectively. While general and administrative expenses increased in the first half of 2021 compared to the first half of 2020 due to additional overhead related to the Granite City and Real Urban BBQ acquisitions, as a percentage of revenues general and administrative expense decreased year over year, due in part to a higher revenue base.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Asset impairments, net	$—	$4,710	$—	$4,710
Lease termination charges and related costs	—	83	—	200
Restaurant closure expenses	25	(14)	37	42
Asset impairment, estimated lease termination charges and other closing costs	$25	$4,779	$37	$4,952

Income Tax (Expense) Benefit

Income tax expense for the three months ended July 4, 2021 was approximately $399,000, or 2.4% of our pretax income and the income tax benefit for the three months ended June 28, 2020 was $1.9 million or 23.4% of our pretax loss. Income tax expense for the six months ended July 4, 2021 was approximately $481,000, or 2.7% of our pretax income and the income tax benefit for the six months ended June 28, 2020 was $2.2 million or 46.2% of our pretax loss.

Basic and Diluted Net Income (loss) per Common Share Attributable to Shareholders

Net income attributable to shareholders for the three months ended July 4, 2021 was approximately $15.8 million, or $1.70 per share, basic and $1.64 per share assuming dilution, compared to net loss attributable to shareholders for the three months ended June 28, 2020 of $6.3 million, or $0.68 per basic and diluted share. Net income attributable to shareholders for the six months ended July 4, 2021 was approximately $16.6 million, or $1.79 per share, basic and $1.73 per share assuming dilution, compared to net income attributable to shareholders for the six months ended June 28, 2020 of $7.5 million, or $0.82 per basic and diluted share. Of the net income attributable to shareholders in the second quarter of 2021, $14.1 million was related to gain upon forgiveness of our PPP loans. Of the net income attributable to shareholders in the second quarter of 2020, $14.4 million was related to the gain on bargain purchase of the Granite City restaurants. The basic and diluted weighted-average number of common shares outstanding for the three months ended July 4, 2020 were approximately 9,304,000 and 9,615,000, respectively, while the basic and diluted number of common shares outstanding for the three months ended June 28, 2020 was 9,138,000. The basic and diluted weighted-average number of common shares outstanding for the six months ended July 4, 2021 were approximately 9,256,000 and 9,567,000, respectively, while the basic and diluted number of common shares outstanding for the six months ended June 28, 2020 was 9,132,000.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $38.4 million and $18.1 million as of July 4, 2021 and January 3, 2021, respectively. Our current ratio, which measures our immediate short-term liquidity, was 1.6 and 1.1 as of July 4, 2021 and January 3, 2021, respectively. The current ratio is computed by dividing total current assets by total current liabilities.

Net cash provided in operating activities for the six months ended July 4, 2021 was approximately $8.9 million, which reflects net income of approximately $16.8 decreased primarily by $14.1 million related to the forgiveness of our PPP loans and related accrued interest as well as a decrease of prepaid, receivables and other current assets of $2.7 million. Such amount was increased in part primarily by $3.0 million of depreciation and amortization, $4.1 million of accounts payable and other liabilities and $638,000 of stock-based compensation.

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

Net cash used for investing activities was approximately $1.0 million for the six months ended July 4, 2021, related primarily to payments for the purchase of equipment and leasehold improvements. Net cash used for investing activities was approximately

BBQ HOLDINGS, INC. AND SUBSIDIARIES

$6.9 million for the six months ended June 28, 2020, related to payments for acquired restaurants of $5.0 million and the purchase of property, equipment and leasehold improvements of $2.0 million.

Net cash provided by financing activities for the six months ended July 4, 2021 was approximately $11.7 million which was primarily the result of the sale of stock to accredited investors, the proceeds of which netted approximately $12.5 million and proceeds from exercise of stock options of approcimatly $310,000, offset in part by payments of $1.0 million on our long-term debt. Net cash provided by financing activities for the six months ended June 28, 2020 was approximately $22.1 million which was related to the proceeds from our loan with Choice Bank and the proceeds from our PPP Loans. Such funds from our loan with Choice Bank were used to fund acquisitions while the funds from the PPP Loans were used to fund operations.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of July 4, 2021, we were in compliance with all of our covenants.

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

Additional Information on BBQ Holdings

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, proxy and information statements. You are advised to read this Quarterly Report on Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding BBQ Holdings, our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov. Our most current SEC filings, such as our annual, quarterly and current reports, proxy statements and press releases are available to the public free of charge on our website.

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

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

The information contained in Note 13 – Litigation of the notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

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

Item 6.EXHIBITS

Exhibit	Description
Number

10.1	Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 17, 2021.

10.2	Membership Interest Purchase Agreement, dated June 24, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 25, 2021.

10.3	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.2.1 to Form 8-K filed June 25, 2021.

10.4	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.2.2 to Form 8-K filed June 25, 2021.

10.5	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K filed June 25, 2021.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBQ HOLDINGS, INC.

(“Registrant”)

Dated: August 16, 2021	By:	/s/ Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 16, 2021		/s/ James G. Gilbertson
James G. Gilbertson
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)