Form 10-Q
period 2021-10-03
BBQ HOLDINGS, INC.
filed 2021-11-17
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2021

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

As of November 15, 2021, 10,494,993 shares of the registrant’s Common Stock were outstanding.

BBQ HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

ASSETS
Current assets:	October 3, 2021	January 3, 2021
Cash and cash equivalents	$28,977	$18,101
Restricted cash	1,146	1,502
Accounts receivable, net of allowance for doubtful accounts of $262,000 and $132,000, respectively	4,900	4,823
Inventories	2,949	2,271
Prepaid expenses and other current assets	2,367	1,252
Assets held for sale	1,024	1,070
Total current assets	41,363	29,019

Property, equipment and leasehold improvements, net	39,174	32,389

Other assets:
Operating lease right-of-use assets	78,581	61,634
Goodwill	1,071	601
Intangible assets, net	23,231	9,967
Deferred tax asset, net	3,382	4,934
Other assets	1,129	1,724
Total assets	$187,931	$140,268

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,092	$6,385
Current portion of lease liabilities	10,624	6,185
Current portion of long-term debt	2,192	2,111
Accrued compensation and benefits	7,929	2,390
Other current liabilities	12,014	9,766
Total current liabilities	39,851	26,837

Long-term liabilities:
Lease liabilities, less current portion	78,470	63,105
Long-term debt, less current portion	6,578	22,169
Other liabilities	1,458	1,224
Total liabilities	126,357	113,335

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 10,495 and 9,307 shares issued and outstanding at October 3, 2021 and January 3, 2021, respectively	105	93
Additional paid-in capital	21,464	8,748
Retained earnings	40,789	19,370
Total shareholders’ equity	62,358	28,211
Non-controlling interest	(784)	(1,278)
Total equity	61,574	26,933
Total liabilities and equity	$187,931	$140,268

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

OCTOBER 3, 2021 AND SEPTEMBER 27, 2020

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenue:
Restaurant sales, net	$50,374	$32,559	$125,182	$78,251
Franchise royalty and fee revenue	3,329	2,153	8,649	6,628
Franchisee national advertising fund contributions	461	302	1,210	826
Licensing and other revenue	1,219	497	3,181	1,423
Total revenue	55,383	35,511	138,222	87,128

Costs and expenses:
Food and beverage costs	14,731	9,735	36,720	24,206
Labor and benefits costs	16,805	11,189	39,488	26,976
Operating expenses	14,512	10,521	36,355	26,251
Depreciation and amortization expenses	1,940	1,397	4,925	3,820
General and administrative expenses	5,109	3,138	13,691	9,973
National advertising fund expenses	461	302	1,210	826
Asset impairment, estimated lease termination charges and other closing costs, net	69	(138)	106	4,814
Pre-opening expenses	63	(120)	183	(93)
(Gain) loss on disposal of property, net	(1)	(530)	134	(1,107)
Total costs and expenses	53,689	35,494	132,812	95,666

Income (loss) from operations	1,694	17	5,410	(8,538)

Other income (expense):
Interest expense	(124)	(326)	(439)	(866)
Interest income	49	94	147	380
Gain on forgiveness of debt	—	—	14,109	—
Gain on bargain purchase	3,203	—	3,203	13,675
Total other income (expense)	3,128	(232)	17,020	13,189

Income (loss) before income taxes	4,822	(215)	22,430	4,651

Income tax (expense) benefit	(36)	273	(517)	2,519

Net income	4,786	58	21,913	7,170
Net (income) loss attributable to non-controlling interest	48	270	(494)	613
Net income attributable to shareholders	$4,834	$328	$21,419	$7,783

Income per common share:
Basic net income per share attributable to shareholders	$0.47	$0.04	$2.23	$0.85
Diluted net income per share attributable to shareholders	$0.46	$0.04	$2.20	$0.85
Weighted average shares outstanding - basic	10,345	9,151	9,619	9,138
Weighted average shares outstanding - diluted	10,482	9,158	9,737	9,145

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 3, 2021 AND SEPTEMBER 27, 2020

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - July 4, 2021	10,357	$104	$22,147	$35,955	$58,206	$(736)	$57,470
Issuance of restricted common stock, net of shares withheld for taxes	58	—	(773)	—	(773)	—	(773)
Issuance of common stock upon exercise of options, net of shares withheld for taxes	80	1	(188)	—	(187)	—	(187)
Stock-based compensation	—	—	294	—	294	—	294
Issuance of common stock pursuant to PIPE	—	—	(16)	—	(16)	—	(16)
Net income	—	—	—	4,834	4,834	(48)	4,786
Balance - October 3, 2021	10,495	$105	$21,464	$40,789	$62,358	$(784)	$61,574

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - January 3, 2021	9,307	$93	$8,748	$19,370	$28,211	$(1,278)	$26,933
Issuance of restricted common stock, net of shares withheld for taxes	58	—	(773)	—	(773)	—	(773)
Issuance of common stock pursuant to PIPE	1,000	10	12,436	—	12,446	—	12,446
Issuance of common stock upon exercise of options, net of shares withheld for taxes	130	2	121	—	123	—	123
Stock-based compensation	—	—	932	—	932	—	932
Net income	—	—	—	21,419	21,419	494	21,913
Balance - October 3, 2021	10,495	$105	$21,464	$40,789	$62,358	$(784)	$61,574

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - June 28, 2020	9,282	$93	$8,104	$21,878	$30,075	$(941)	$29,134
Issuance of restricted common stock	2	—	—	—	—	—	—
Stock-based compensation	—	—	174	—	174	—	174
Net income	—	—	—	328	328	(270)	58
Balance - September 27, 2020	9,284	$93	$8,278	$22,206	$30,577	$(1,211)	$29,366

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - December 29, 2019	9,272	$93	$7,856	$14,423	$22,372	$(598)	$21,774
Issuance of restricted common stock	12	—	—	—	—	—	—
Stock-based compensation	—	—	422	—	422	—	422
Net income	—	—	—	7,783	7,783	(613)	7,170
Balance - September 27, 2020	9,284	$93	$8,278	$22,206	$30,577	$(1,211)	$29,366

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

OCTOBER 3, 2021 AND SEPTEMBER 27, 2020

(in thousands)

(Unaudited)

	Nine Months Ended
	October 3, 2021	September 27, 2020
Cash flows from operating activities:
Net income	$21,913	$7,170
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,925	3,820
Stock-based compensation	932	422
Net loss (gain) on disposal	134	(1,080)
Asset impairment, estimated lease termination charges and other closing costs, net	—	4,788
Gain on forgiveness of debt	(14,109)	—
Gain on bargain purchase	(3,203)	(13,675)
Amortization of operating right-of-use assets	5,194	5,818
Deferred tax asset	441	(2,569)
Other non-cash items	(49)	488
Changes in operating assets and liabilities:
Accounts receivable, net	(126)	494
Prepaid expenses and other assets	(1,368)	102
Accounts payable	707	985
Accrued compensation	4,445	(408)
Lease liabilities	(5,000)	(5,067)
Accrued and other liabilities	505	(641)
Cash flows provided by operating activities	15,341	647

Cash flows from investing activities:
Proceeds from the sale of assets	—	27
Purchases of property, equipment and leasehold improvements	(2,416)	(2,671)
Payments for acquired restaurants	(14,548)	(4,952)
Transfer from HFS	46	—
Payments received on note receivable	779	24
Cash flows used for investing activities	(16,139)	(7,572)

Cash flows from financing activities:
Proceeds from long-term debt	—	22,058
Payments for debt issuance costs	—	(45)
Payments on long-term debt	(1,572)	(664)
Proceeds from sale of common stock, net of offering costs	12,445	—
Proceeds from exercise of stock options	445	—
Cash provided by financing activities	11,318	21,349

Increase in cash, cash equivalents and restricted cash	10,520	14,424
Cash, cash equivalents and restricted cash, beginning of period	19,603	6,086
Cash, cash equivalents and restricted cash, end of period	$30,123	$20,510

Supplemental Disclosures
Cash paid for interest, net	$769	$829
Cash paid for income taxes, net	—	—
Non-cash investing and financing activities:
Operating right-of-use assets acquired	19,339	51,682
Lease liabilities assumed pursuant to acquisitions	21,830	51,682
Gift card liability assumed pursuant to acquisitions	1,202	3,923

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Village Inn”, “Granite City”, Real Urban Barbecue”, “Clark Crew BBQ”, “Tahoe Joe’s Steakhouse”, and “ Bakers Square.” Additionally, the Company franchises restaurants under the name “Famous Dave’s” and “Village Inn”. As of October 3, 2021, there were 135 Famous Dave’s restaurants operating in three countries, including 31 Company-owned restaurants and 104 franchise-operated restaurants. Additionally, the Company operates Famous Dave’s ghost kitchens out of eight of its Granite City restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. In March 2020, the Company purchased 18 Granite City Food & Brewery restaurants located throughout the Midwest and one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. On July 30, 2021, the Company completed the purchase of the Village Inn family restaurant concept currently with 21 Company-owned restaurants and 109 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 11 Company-owned restaurants. On October 4, 2021, the Company opened its second Real Urban Barbecue restaurant located in Oak Brook, Illinois and on October 8, 2021 the Company acquired five Tahoe Joe’s restaurants and the IP related to four buffet concepts.

These accompanying condensed consolidated balance sheet as of January 3, 2021, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. The information furnished in these condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited financial statements represent the condensed consolidated financial statements of the Company and its subsidiaries as of October 3, 2021 and January 3, 2021, and for the three and nine months ended October 3, 2021 and September 27, 2020. The results for the three and nine months ended October 3, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BBQ Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021 as filed with the SEC on April 2, 2021.

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

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. Despite the fact that vaccines are now widely available across the country, there are widespread increases in diagnosed cases reported since the end of the second quarter largely due to the spread of COVID-19 variants. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time due to the ongoing effects of this situation. Management is continually evaluating the impact of this global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) which was in the amount of $3.4 million as of October 3, 2021 and $4.9 million as of January 3, 2021. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of October 3, 2021, the Company concluded that the DTA is fully realizable and that no further valuation allowance was necessary; however, the Company will continue to evaluate the DTA on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Effective tax rate	0.7%	127.0%	2.3%	(54.2)%

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

Restricted cash and marketing fund

The Company has Marketing Development Funds, to which Company-owned Famous Dave’s and Village Inn restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, for use in public relations and marketing development efforts. The funds held in this account are used in part to reimburse the Company for its marketing and digital services activities on behalf of the Famous Dave’s and Village Inn brands. The Company also receives funds from its suppliers to be used exclusively for point-of-sale equipment purchases for its own stores as well as its Famous Dave’s franchisees. As the assets held by these funds are considered to be restricted, the Company reflects the cash related to these funds within restricted cash and reflect the liability within accrued expenses on its consolidated balance sheets. The Company had approximately $1.1 and $1.5 million in these funds as of October 3, 2021 and January 3, 2021, respectively.

Assets Held for Sale

As of October 3, 2021, the Company had assets held for sale of approximately $1.0 million related to an owned property for which it has entered into an agreement to sell.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income per share – basic:
Net income attributable to shareholders	$4,834	$328	$21,419	$7,783
Weighted average shares outstanding - basic	10,345	9,151	9,619	9,138
Basic net income per share attributable to shareholders	$0.47	$0.04	$2.23	$0.85

Net income per share – diluted:
Net income attributable to shareholders	$4,834	$328	$21,419	$7,783
Weighted average shares outstanding - diluted	10,482	9,158	9,737	9,145
Diluted net income per share attributable to shareholders	$0.46	$0.04	$2.20	$0.85

There were approximately 2,123 and 137,500 stock options outstanding as of October 3, 2021 and September 27, 2020, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

(2)          Restaurant Acquisitions

On June 24, 2021, the Company entered in to a Membership Interest Purchase Agreement (the “MIPA”) with VIBSQ Holdco, LLC, a Delaware limited liability company (the “Seller”) and Bakers Square Holdings, LLC, a Delaware limited liability company (“BSQ Holdings”), Village Inn Holdings, LLC, a Delaware limited liability company (“VI Holdings”), SVCC I, LLC, an Arizona limited liability company (“SVCC” and collectively with BSQ Holdings and VI Holdings, the “Target Companies”), and for certain limited purposes as described in the MIPA, RG Group Holdco, LLC, a Delaware limited liability company (the “Parent”), pursuant to which the Company agreed, subject to specified terms and conditions, to purchase from the Seller all of the issued and outstanding membership interests (the “Interests”) in each of the Target Companies (such purchase of Interests as contemplated by the MIPA, the “VIBS Transaction”). The VIBS Transaction closed on July 30, 2021. As a result of the VIBS Transaction, each of the Target Companies became a wholly-owned subsidiary of the Company, and each of the subsidiaries of the Target Companies, which subsidiaries own or franchise Village Inn Restaurants and Bakers Square Restaurants, became wholly-owned indirect subsidiaries of the Company. The purchase price of the VIBS Transaction was approximately $13.0 million and subject to certain purchase price adjustments and exclusive of acquisition costs of approximately $498,000 which are reflected in general and administrative expenses.

The VIBS Transaction was accounted for using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information available as of the end of the third quarter of fiscal 2021.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of assets acquired and liabilities assumed for the VIBS Transaction:

(in thousands)
Assets acquired:
Current assets	$708
Property, plant, equipment and leasehold improvements, net	5,101
Owned properties	3,148
Franchise agreements	10,602
Identifiable intangible assets	2,645
Operating lease right-of-use assets	14,723
Total identifiable assets acquired	36,927
Liabilities assumed:
Deferred royalty revenue	(327)
Other current liabilities	(772)
Supply chain adjustment	(117)
Gift card and loyalty liability	(1,186)
Lease liabilities	(17,220)
Deferred tax liability	(1,111)
Net assets acquired	16,194
Gain on bargain purchase	(3,203)
Total consideration transferred	$12,991

Unaudited pro forma results of operations for the three and nine months ended October 3, 2021 and September 27, 2020 as if the Company had acquired the operations of the VIBS Transaction at the beginning of each period presented is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
(in thousands)
Pro forma revenues	$59,340	$46,242	$167,041	$118,692
Pro forma net income attributable to shareholders	$5,197	$813	$24,149	$9,209
Basic pro forma net income per share attributable to shareholders	$0.50	$0.09	$2.51	$1.01
Diluted pro forma net income per share attributable to shareholders	$0.50	$0.09	$2.48	$1.01

On July 12, 2021, the Company completed the acquisition of the assets and operations of four Famous Dave's restaurants in Kentucky and Tennessee. The sellers of the Restaurants were FFD Citadel LLC, FFD Hermitage LLC, FFD Cedar Bluff, and FFD Smryna. The contract purchase price of the Restaurants was approximately $1.1 million, exclusive of acquisition costs of approximately $52,000 which are reflected in general and administrative expenses. The assets acquired and liabilities assumed were recorded at estimated fair value based on information available. Proforma results were deemed immaterial to the Company.

(in thousands)
Assets acquired:
Property, plant, equipment and leasehold improvements, net	$641
Operating lease right-of-use assets	4,616
Total identifiable assets acquired	5,257
Liabilities assumed:
Gift card liability	(16)
Lease liabilities	(4,610)
Net assets acquired	631
Goodwill	469
Total consideration transferred	$1,100

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	October 3, 2021	January 3, 2021
Prepaid expenses and deferred costs	$1,380	$950
Prepaid insurance	780	302
Seller obligations	207	—
Prepaid expenses and other current assets	$2,367	$1,252

(4)	Property, Equipment and Leasehold Improvements, net

Property, equipment and leasehold improvements, net, consisted of the following:

(in thousands)	October 3, 2021	January 3, 2021
Land, buildings, and improvements	$38,488	$31,731
Furniture, fixtures, equipment and software	30,403	28,373
Décor	425	475
Construction in progress	1,942	1,121
Accumulated depreciation and amortization	(32,084)	(29,311)
Property, equipment and leasehold improvements, net	$39,174	$32,389

(5)          Intangible Assets, net

The Company has intangible assets that consist of liquor licenses, database, trademarks, logos and patents, pre-acquisition costs, and franchise rights, net. The liquor licenses and trademarks/logos are indefinite-lived assets and are not subject to amortization. Franchise rights are amortized to depreciation and amortization expense on a straight-line basis over the remaining life of the franchise agreement. The database is amortized over three years.

Intangible assets consisted of the following:

(in thousands)	October 3, 2021	January 3, 2021
Franchise rights, net	11,467	1,246
Liquor licenses	868	868
Trademark/Logos/Patents	10,333	7,688
Database	108	165
Pre-acquisition costs	455	-
Intangible assets, net	$23,231	$9,967

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	October 3, 2021	January 3, 2021
Gift cards payable	$6,745	$6,553
Sales tax payable	1,436	1,286
Other accrued expense	2,038	1,394
Accrued real estate taxes	772	—
Accrued interest	—	115
Accrued utilities	437	199
Deferred revenue, other	443	124
Deferred franchise fees	143	95
Other current liabilities	$12,014	$9,766

(7)          Long-Term Debt

On June 20, 2019, the Company entered into a Loan Agreement among the Company and Choice Financial Group. The Loan Agreement provides for a term loan in the principal amount of up to $24.0 million and is evidenced by a promissory note. The note has a maturity date of June 20, 2025. The first year of the note provided for payments of interest only, with the remaining five years requiring payments of interest and principal based on a 60 month amortization period. Interest is payable in an amount equal to the Wall Street Journal Prime Rate, but in no circumstances shall the rate of interest be less than 5.00%. The note may be prepaid, partially or in full, at any time and for no prepayment penalty. The Company is subject to various financial and non-financial covenants on this debt, including a debt-service coverage ratio. As of October 3, 2021, the note balance was $8.8 million, and the Company was compliant with all of its covenants.

In fiscal year 2020, the Company received funds of approximately $14.0 million in aggregate in connection with “Small Business Loans” under the Paycheck Protection Program (“PPP Loans”). These amounts were borrowed pursuant to the terms of the PPP Loans, in favor of Choice Financial Group. On June 11, 2021, the Company received a notification from Choice Financial Group that the Small Bussiness Administration approved the Company’s loan forgiveness applications for the entire $14.0 million balance of the PPP Loans and that the remaining balance of the PPP Loans is zero. As such, the Company wrote off the debt balance and related accrued interest of $14.1 million. Such amount was included in the Company’s income statement in the second quarter of 2021.

Debt outstanding under the above referenced promissory notes consisted of the following as of the periods presented:

(in thousands)	October 3, 2021	January 3, 2021
Term Loan	$8,831	$10,403
PPP Loans	—	13,957
Less: deferred financing costs	(61)	(80)
Less: current portion of long-term debt	(2,192)	(2,111)
Long-term debt, less current portion	$6,578	$22,169

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)        Leases

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses and general and administrative expenses on the statement of operations. The components of lease expense for the period presented is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Operating lease cost	$3,567	$2,709	$8,536	$6,657
Short-term lease cost	87	129	290	266
Variable lease cost	80	387	577	581
Sublease income	(59)	(118)	(133)	(118)
Total lease cost	$3,675	$3,107	$9,270	$7,386

Supplemental cash flow information related to leases for the period presented is as follows:

	Nine Months Ended	Nine Months Ended
(in thousands)	October 3, 2021	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,899	$5,715
Right-of-use assets obtained in exchange for new operating lease liabilities	23,789	51,682
Weighted-average remaining lease term of operating leases (in years)	8.95	10.00
Weighted-average discount rate of operating leases	5.24%	5.24%

(9)        Revenue Recognition

Deferred franchise fee revenue included in other liabilities consist primarily of franchise fees which are recognized straight-line over the life of the agreements, and area development fees which are deferred until a new restaurant is opened pursuant to the agreement. The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of October 3, 2021:

(in thousands)
Fiscal Year
2021	$36
2022	143
2023	143
2024	142
2025	131
Thereafter	270
Total	$865

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the change in contract liabilities between January 3, 2021 and October 3, 2021:

(in thousands)
Beginning Balance	$901
Revenue recognized	(36)
Ending Balance	$865

(

(10)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The number of common stock reserved for issuance is 2,000,000. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan expired in 2015 and no additional options may be granted. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of October 3, 2021, there were 723,690 shares available for grant pursuant to the 2015 Plan.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and nine months ended October 3, 2021 and September 27, 2020, respectively, as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Stock options	$62	$110	$245	$235
Restricted stock	232	64	687	187
	$294	$174	$932	$422

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at January 3, 2021	557	$4.53
Granted	123	12.99
Exercised	(181)	4.63
Canceled, forfeited or expired	(51)	4.21
Options outstanding at October 3, 2021	448	$6.85	7.4

	Nine Months Ended
	October 3, 2021	September 27, 2020
Weighted-average fair value of options granted during the period	$7.33	$1.79
Expected life (in years)	5.6	5.1
Expected dividend	$—	$—
Expected stock volatility	64.02%	55.02%
Risk-free interest rate	0.9%	0.9%

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at January 3, 2021	475	$4.43
Granted	53	13.25
Exercised/Released	(168)	4.93
Canceled, forfeited or expired	(55)	4.30
Unvested at October 3, 2021	305	$5.71	14.8

(11)	Shareholders’ Equity

On June 24, 2021, the Company entered into two separate Securities Purchase Agreements (each, a “Securities Purchase Agreement”) with institutional investors pursuant to which the Company raised (i) gross proceeds of $10,000,000, pursuant to an agreement to sell 800,000 shares of the Company’s common stock , and (ii) gross proceeds of $3,000,000 pursuant to an agreement to sell 200,000 shares of the Company’s common stock (such shares of common stock collectively referred to herein as the “Securities”, and the aggregate sale of 1,000,000 Securities referred to herein as the “Offering”). The Company used the net proceeds of the Offering for the VIBS Transaction described in Note 2 Restaurant Acquisitions. In connection with the closing of the Offering, the Company paid expenses of approximately of $500,000.

As part of each Securities Purchase Agreement, the Company agreed to register the Securities sold in the Offering (the “Registrable Securities”) for resale or other disposition, pursuant to a Registration Rights Agreement with each investor (each, a

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

“Registration Rights Agreement”). On August 4, 2021, the Company filed with the Securities and Exchange Commission (the “SEC”) a shelf registration statement with respect to the resale of the Registrable Securities. The shelf registration statement was declared effective by the SEC September 3, 2021. The Company agreed to keep the shelf registration statement effective until such time as all Registrable Securities may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) without the need for current public information or other restrictions. If the Company is unable to comply with any of the above covenants, it will be required to pay liquidated damages to the investors in the amount of 1% of the investors’ purchase price for every month until such non-compliance is cured (subject to a 6% cap), with such liquidated damages payable in cash.

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

On July 18, 2018, the Company and Clark Championship Products LLC (“Clark”), an entity owned by Travis Clark, became members of Mercury BBQ LLC (“Mercury”) for the purposes of building out and operating the inaugural Clark Crew BBQ restaurant in Oklahoma City, Oklahoma (the “Restaurant”). Clark owns 80% of the units outstanding of Mercury and the Company owns 20% of the units outstanding of Mercury. Because the Company has provided more than half of the subordinated financial support of Mercury and control Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. Mercury generated net income of approximately $617,000 during the first three quarters of fiscal year 2021, of which $494,000 was recorded as non-controlling interest on our condensed consolidated financial statements. During the first three quarters of fiscal year 2020, Mercury generated a net loss of $766,000, of which $613,000 was recorded as non-controlling interest on our condensed consolidated financial statements. As of October 3, 2021, Mercury’s assets included approximately $2.7 million of property, equipment and leasehold improvements, net, a $1.7 million ROU asset and $106,000 of inventory. The liabilities recognized as a result of consolidating Mercury BBQ’s results of operations do not represent additional claims on the general assets of BBQ Holdings, Inc.; rather, they represent claims against the specific assets of the Mercury BBQ’s. Conversely, assets recognized as a result of consolidating the Mercury BBQ’s results of operations do not represent additional assets that could be used to satisfy claims against the general assets of BBQ Holdings.

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

The following table outlines amounts received from related parties during the three months and nine months ended October 3, 2021 and September 27, 2020:

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenues and NAF contributions - Charles Davidson	166	130	482	422

The following table outlines accounts receivable from related parties as of October 3, 2021 and January 3, 2021:

(in thousands)	October 3, 2021	January 3, 2021
Accounts receivable, net - Charles Davidson	63	52

(15) Subsequent Event

On October 1, 2021, Fresh Acquisitions, LLC and its affiliates (“Fresh”) conducted a U.S. Bankruptcy Code Section 363 Auction (the “Auction”) and selected BBQ Growth, LLC., a California limited liability company and wholly-owned subsidiary of BBQ Holdings, Inc. (“BBQ Holdings”), as the successful bidder for the assets associated with five Tahoe Joe’s restaurants (the “Tahoe Joe’s Business”) and the IP related to Old Country Buffet, Hometown Buffet, Ryan’s Buffet and Furr’s Restaurants (the “Buffet IP”).

On October 6, 2021, the Company announced the signing of an Asset Purchase Agreement, dated October 4, 2021, by and between the Company and Fresh (the “Fresh APA”) to purchase certain assets of the Fresh Business from Fresh for a purchase price of $4,212,000 in cash and up to $1,000,000 in cures and $100,000 in short term payables, subject to normal closing adjustments, assumed liabilities, and approval of the Bankruptcy Court (the “Fresh Transaction”). Pursuant to the Fresh APA, assumed liabilities include obligations related to leased real property. The Fresh Transaction was approved by the Bankruptcy Court at a hearing on October 7, 2021. The Fresh Transaction was closed on October 8, 2021. The Company funded the Fresh Transaction with cash on hand.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. We develop, own and operate restaurants under the name “Famous Dave’s”, “Village Inn”, “Granite City”, Real Urban Barbecue”, “Clark Crew BBQ”, “Tahoe Joe’s Steakhouse”, and “ Bakers Square.” Additionally, we franchise restaurants under the name “Famous Dave’s” and “Village Inn”. As of October 3, 2021, there were 135 Famous Dave’s restaurants operating in three countries, including 31 Company-owned restaurants and 104 franchise-operated restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. In March 2020, we purchased 18 Granite City Food & Brewery restaurants throughout the Midwest and one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. On July 30, 2021, we completed the purchase of the Village Inn family restaurant concept with 21 Company-owned restaurants and 109 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 11 Company-owned restaurants. On October 4, 2021, we opened our second Real Urban Barbecue restaurant located in Oak Brook, Illinois and on October 8, 2021 we acquired five Tahoe Joe’s restaurants and the IP related to four buffet concepts.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

The following table includes the number of Company-owned and franchise-operated restaurants as of the dates presented:

	BBQ Holdings
	Nine Months Ended	Nine Months Ended
	October 3, 2021	September 27, 2020
Company-owned restaurants:
Famous Dave's	31	29
Granite City Food & Brewery	18	18
Real Urban Barbecue	1	1
Clark Crew BBQ	1	1
Village Inn	21	—
Bakers Square	11	—
End of period	83	49
% of system	28%	33%
Franchise-operated restaurants:
Famous Dave's	104	98
Village Inn	109	—
End of period	213	98
% of system	72%	67%
System end of period total	296	147

Of the 104 franchise-operated restaurants, 20 are Famous Dave’s ghost kitchens operating out of the kitchen of another restaurant location or a shared kitchen space. Additionally, eight of our Granite City locations are operating Famous Dave’s ghost kitchens under licensing agreements.

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

Results of Operations – the three and nine months ended October 3, 2021 compared to the three and nine months ended September 27, 2020.

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

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Food and beverage costs(1)	29.2%	29.9%	29.3%	30.9%
Labor and benefits costs(1)	33.4%	34.4%	31.5%	34.5%
Operating expenses(1)	28.8%	32.3%	29.0%	33.5%
Restaurant-level operating margin(1)(2)	8.6%	3.4%	10.1%	1.0%
Depreciation and amortization expenses(3)	3.5%	3.9%	3.6%	4.4%
General and administrative expenses(3)	9.2%	8.8%	9.9%	11.4%
Income (loss) from operations(3)	3.1%	0.0%	3.9%	(9.8)%
(1)	As a percentage of restaurant sales, net
(2)	Restaurant-level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
(3)	As a percentage of total revenue

Total Revenue

Our components of and changes in revenue consisted of the following for the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	$ Change	% Change
Revenue:
Restaurant sales, net	$50,374	$32,559	$17,815	54.7%
Franchise royalty and fee revenue	3,329	2,153	1,176	54.6%
Franchisee national advertising fund contributions	461	302	159	52.6%
Licensing and other revenue	1,219	497	722	145.3%
Total revenue	$55,383	$35,511	$19,872	56.0%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

	Nine Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	$ Change	% Change
Revenue:
Restaurant sales, net	$125,182	$78,251	$46,931	60.0%
Franchise royalty and fee revenue	8,649	6,628	2,021	30.5%
Franchisee national advertising fund contributions	1,210	826	384	46.5%
Licensing and other revenue	3,181	1,423	1,758	123.5%
Total revenue	$138,222	$87,128	$51,094	58.6%

Restaurant Sales, net

The increase in year-over-year net restaurant sales for the three and nine months ended October 3, 2021 was partially due to the acquisition of the 18 Granite City restaurants and one Real Urban Barbeque restaurant in March 2020, the acquisition of four Famous Dave’s franchisees and 32 Village Inn and Bakers Square restaurants in July 2021, as well as the easing of dining restrictions put in place to attempt to control the spread of COVID-19 in the first three quarters of of 2021 compared to the first three quarters of 2020.

It is our policy to include in same store net sales base, restaurants that have been open for 12 months under BBQ Holdings’ ownership. In the third quarter and first three quarters of 2021, same store net sales for Company-owned restaurants overall increased 24.0% and 36.3% compared to the third quarter and first three quarters of 2020, respectively.

Same store net sales for Company-owned Famous Dave’s restaurants for the three and nine months ended October 3, 2021 increased 19.3% and 24.0% compared to the three and nine months ended September 27, 2020, respectively. Same store net sales for franchise-operated restaurants for the three and nine months ended October 3, 2021 increased 18.0% and 25.6% compared to the three and nine months ended September 27, 2020, respectively.

Same store sales at our Granite City restaurants increased 31.4% during the third quarter of 2021 compared to the third quarter of 2020. Sales for the first three quarters of 2021 at our Granite City restaurants increased 45.6% compared to the first three quarters of 2020 which was under prior ownership through March 8, 2020.

Same store sales at Clark Crew and Real Urban BBQ increased 14.5% and 18.4% in the third quarter of 2021 compared to the third quarter of 2020, respectively. For the nine months ended October 3, 2021 compared to the nine months ended September 27, 2020, same store sales at Clark Crew and Real Urban BBQ increased 17.4% and 12.8%, respectively.

The increases in our same store sales is primarily a result of the easing of dining restrictions put in place to attempt to control the spread of COVID-19 in the first three quarters of of 2021 compared to the first three quarters of 2020. These restrictions virtually eliminated dine-in business at our restaurants for the majority of the first three quarters of fiscal year 2020. During the first three quarters of 2021, most of our restaurants were operating at partial to full dine-in capacity.

Franchise-Related Revenue, including national advertising fund contributions

The increase in franchise royalty revenue and national advertising fund contributions year over year was due to the increase in same store sales at our Famous Dave’s franchisees, as royalties and advertising fund contributions are based on franchisee sales. The net sales increase was due to the easing of the dining restrictions related to the COVID-19 pandemic in 2021. Additional franchise-related revenue was generated from Village Inn franchisees beginning July 30, 2021.

Licensing and Other Revenue

For the three and nine months ended October 3, 2021, licensing and other revenue grew 145.3% and 123.5%, compared to the three and nine months ended September 27, 2020, respectively. In addition to the recognition of gift card breakage, this increase is due to the addition of Real Urban BBQ consumer packaged goods, and the sale of raw brewing products produced at the Granite City brewing facility.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Average Weekly Net Sales

The following table shows Company-owned and franchise-operated average weekly same store sales for the periods presented:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Average Weekly Net Sales (AWS):
Franchise-Operated Famous Dave's(1)	$52,666	$44,638	$53,405	$42,604
Company-Owned Famous Dave's	55,655	46,589	55,377	44,984
Company-Owned Granite City	69,994	52,976	66,220	45,758
Company-Owned Clark Crew	147,318	128,032	149,049	127,593
Company-Owned Real Urban BBQ	53,058	44,528	49,164	43,901
(1)	AWS for franchise-operated restaurants are not our revenues and are not included in our consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s brand. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	$ Change	% Change
Food and beverage costs	$14,731	$9,735	$4,996	51.3%

	Nine Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	$ Change	% Change
Food and beverage costs	$36,720	$24,206	$12,514	51.7%

Food and beverage costs for the three months ended October 3, 2021 and September 27, 2020, represented approximately 29.2% and 29.9% of net restaurant sales, respectively. Food and beverage costs for the nine months ended October 3, 2021 and September 27, 2020, represented approximately 29.3% and 30.9% of net restaurant sales, respectively. This year-over-year decrease, as a percentage of net restaurant sales was a result of the reduction of menu items offered as the restaurants reacted to the increase in to-go business and limited in-store dining due to COVID-19 restriction and the improvement of operating efficiencies in general. The addition of the Village Inn restaurants, which historically have run lower food cost than that of the other BBQ Holdings’ brands, reduced the the food costs as a percent of revenue in the third quarter of 2021 compared to the third quarter of 2020.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	$ Change	% Change
Labor and benefits costs	$16,805	$11,189	$5,616	50.2%

	Nine Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	$ Change	% Change
Labor and benefits costs	$39,488	$26,976	$12,512	46.4%

Labor and benefits costs for the three months ended October 3, 2021 and September 27, 2020, represented approximately 33.4% and 34.4% of net restaurant sales, respectively. Labor and benefits costs for the nine months ended October 3, 2021 and September 27, 2020, represented approximately 31.5% and 34.5% of net restaurant sales, respectively. The year-over-year decrease as a percentage of net restaurant sales, was driven in part by a concerted effort by management to increase efficiency at the restaurants, and by the decrease in labor needed for service staff as dining room sales decreased with the closure of dining rooms in 2020 as a result of COVID-19.

Operating Expenses

Our operating expenses consisted of the following for the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	$ Change	% Change
Operating expenses	$14,512	$10,521	$3,991	37.9%

	Nine Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	$ Change	% Change
Operating expenses	$36,355	$26,251	$10,104	38.5%

Operating expenses for the three months ended October 3, 2021 and September 27, 2020 represented approximately 28.8% and 32.3% of net restaurant sales, respectively. Operating expenses for the nine months ended October 3, 2021 and September 27, 2020 represented approximately 29.0% and 33.5% of net restaurant sales, respectively. This year-over-year decrease in expense as a percentage of net restaurant sales was due primarily to leverage on our fixed operating costs from the increased revenue resulting from easing of dine-in restrictions and restrictions on large gatherings which were put in place in 2020 due to COVID-19 concerns.

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended October 3, 2021 was $1.9 million and $4.9 million, respectively, compared to $1.4 million and $3.8 million for the three and nine months ended September 27, 2020, respectively. The increase in depreciation and amortization expense was due to improvements made to established locations and the acquisition of additional locations in the first quarter of 2020 and the third quarter of 2021.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	$ Change	% Change
General and administrative expenses	$5,109	$3,138	$1,971	62.8%

	Nine Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	$ Change	% Change
General and administrative expenses	$13,691	$9,973	$3,718	37.3%

General and administrative expenses for the three months ended October 3, 2021 and September 27, 2020 represented approximately 9.2% and 8.8% of total revenues, respectively. General and administrative expenses for the nine months ended Octeober 3, 2021 and September 27, 2020 represented approximately 9.9% and 11.4% of total revenues, respectively. While general and administrative expenses increased in the first three quarters of 2021 compared to the first three quarters of 2020 due to additional overhead related to the Granite City, Real Urban BBQ and Village Inn and Bakers Square acquisitions, as a percentage of revenues general and administrative expense decreased year over year, due in part to a higher revenue base.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Asset impairments, net	$—	$—	$—	$4,710
Lease termination and restaurant closure expenses	69	(138)	106	104
Asset impairment, estimated lease termination charges and other closing costs	$69	$(138)	$106	$4,814

Income Tax (Expense) Benefit

Income tax expense for the three months ended October 3, 2021 was approximately $36,000, or 0.7% of our pretax income and the income tax benefit for the three months ended September 27, 2020 was $273,000 or 127.0% of our pretax loss. Income tax expense for the nine months ended October 3, 2021 was approximately $517,000, or 2.3% of our pretax income and the income tax benefit for the nine months ended September 27, 2020 was $2.5 million or 54.2% of our pretax loss.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $29.0 million and $18.1 million as of October 3, 2021 and January 3, 2021, respectively. Our current ratio, which measures our immediate short-term liquidity, was 1.0 and 1.1 as of October 3, 2021 and January 3, 2021, respectively. The current ratio is computed by dividing total current assets by total current liabilities.

Net cash provided by operating activities increased to approximately $15.3 million in the nine months ended October 3, 2021 compared to $647, 000 in the nine months ended September 27, 2020. The increase was driven by primarily by improved restaurant-level margins and efficiency in general and administrative expenses.

The approximately $15.3 million in net cash provided by operating activities for the nine months ended October 3, 2021 reflects net income of approximately $21.9 million decreased primarily by $14.1 million related to the forgiveness of our PPP loans and related accrued interest, $3.2 million related to the bargain purchase gain resulting from the acquisition of the Village Inn and

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Bakers Square restaurants, as well as payments on lease liabilities of $5.0 million, and an increase in prepaid expenses, receivables and other current assets of $1.5 million. Such amount was increased in part by $5.2 million of amortization of operating assets, $4.9 million of depreciation and amortization, and $4.4 million of accrued compensation.

The approximately $647,000 in net cash provided by operating activities for the nine months ended September 27, 2020 reflects net income of approximately $7.2 million reduced primarily by the $13.7 million non-cash bargain purchase gain on the acquisition of the Granite City restauarants, $5.1 million of payments on lease liabilities and $2.6 million of deferred taxes. Such amount was increased by $3.7 million non-cash impairment expense net of gain on disposal of assets, $5.8 million of amortization of operating assets, and $3.8 million of depreciation and amortization expense.

Net cash used for investing activities was approximately $16.1 million for the nine months ended October 3, 2021, related primarily to payments for the purchase of the Village Inn and Bakers Square restaurants, Famous Dave’s restaurants and the initial payment for the Tahoe Joes’ restaurants, the acquisition of which we closed in October 2021 (Note 15 – Subsequent Events). Net cash used for investing activities was approximately $7.6 million for the nine months ended September 27, 2020, related to payments for acquired restaurants of $5.0 million and the purchase of property, equipment and leasehold improvements of $2.7 million.

Net cash provided by financing activities for the nine months ended October 3, 2021 was approximately $11.3 million which was primarily the result of the sale of stock to accredited investors, the proceeds of which netted approximately $12.4 million, offset in part by payments of $1.6 million on our long-term debt. Net cash provided by financing activities for the nine months ended September 27, 2020 was approximately $21.3 million which was related to the proceeds from our loan with Choice Bank and the proceeds from our PPP Loans, offset in part by payments on our long-term debt. Proceeds from our loan with Choice Bank were used to fund acquisitions while the funds from the PPP Loans were used to fund operations.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of October 3, 2021, we were in compliance with all of our covenants.

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

Item 6.EXHIBITS

Exhibit
Number	Description

10.1	Offer of Employment Letter to Jason Schanno, dated August 9, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 12, 2021.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBQ HOLDINGS, INC.

(“Registrant”)

Dated: November 17, 2021	By:	/s/Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 17, 2021		/s/Jason Schanno
Jason Schanno
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)