Form 10-K
period 2022-01-02
BBQ HOLDINGS, INC.
filed 2022-03-16
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2022

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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $89.7 million as of July 4, 2021, (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers, and more than 10% shareholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose. As of March 11, 2022, 10,500,388 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders which is to be filed within 120 days after the end of the fiscal year ended January 2, 2022, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

PART I

ITEM 1.       BUSINESS

Summary of Business Results and Plans

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-K, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. We develop, own and operate restaurants under the name “Famous Dave’s”, “Village Inn”, “Granite City”, Real Urban Barbecue”, “Clark Crew BBQ”, “Tahoe Joe’s Steakhouse”, and “Bakers Square.” Additionally, we franchise restaurants under the name “Famous Dave’s” and “Village Inn”. As of January 2, 2022, there were 143 Famous Dave’s restaurants operating in three countries, including 39 Company-owned restaurants and 104 franchise-operated restaurants. The Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. In March 2020, we purchased 18 Granite City Food & Brewery restaurants throughout the Midwest and one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. On July 30, 2021, we completed the purchase of the Village Inn family restaurant concept with 21 Company-owned restaurants and 108 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 14 Company-owned restaurants and four locations where the Bakers Square pies are licensed. On October 4, 2021, we opened our second Real Urban Barbecue restaurant located in Oak Brook, Illinois and on October 8, 2021 we acquired the Tahoe Joe’s Steakhouse brand.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. Reopening of restaurant dining rooms resumed, generally at reduced capacity, at various points since mid-2020. While restrictions on the type of permitted service and occupancy capacity continued to change in various jurisdiction, currently nearly all of our restaurants are operating with no capacity restrictions on indoor dining. We cannot predict the severity of another surge, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes, whether we can maintain sufficient staffing levels, or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to our operating results and financial position. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 and its variants on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted (see Item 1A — Risk Factors). Due to the continuous development and fluidity of this situation, we cannot determine the ultimate impact of the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations.

The following table includes the number of Company-owned, franchise-operated and licensed restaurants as of the dates presented:

	BBQ Holdings
	Year Ended	Year Ended
	January 2, 2022	January 3, 2021
Company-owned restaurants:
Famous Dave's	39	27
Granite City Food & Brewery	18	18
Real Urban Barbecue	2	1
Clark Crew BBQ	1	1
Village Inn	21	—
Bakers Square	14	—
Tahoe Joe's	5	—
End of period	100	47
% of system	32%	32%
Franchise-operated restaurants:
Famous Dave's	104	98
Village Inn	108	—
Bakers Square	4	—
End of period	216	98
% of system	68%	68%
System end of period total	316	145

Of the 100 Company-owned restaurants, 11 are ghost kitchens operating out of the kitchen of another restaurant location or a shared kitchen space. Of the 216 franchise-operated restaurants, 23 are ghost kitchens operating out of the kitchen of another restaurant location or a shared kitchen space.

Throughout this Annual Report on Form 10-K, we refer to certain metrics of our franchise-operated restaurants; however, franchise-operated restaurants are not owned by us and therefore are not included in our consolidated results of operations and financial position. We believe that disclosure of certain information related to franchise-operated restaurants provides useful information to investors as the performance of franchise-operated restaurants directly impacts royalty and other revenues that we receive from our franchisees and has an impact on the perceived success and value of the Famous Dave’s and Village Inn brands.

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

Narrative Description of Business

We operate seven casual dining concepts under the names Famous Dave’s, Village Inn, Granite City Food & Brewery, Real Urban Barbecue, Clark Crew BBQ, Tahoe Joe’s Steakhouse, and Bakers Square.

Famous Dave’s Overview

Famous Dave’s restaurants, a majority of which offer full table service, feature wood-smoked and off-the-grill entrée favorites that fit into the barbeque category. We differentiate ourselves by providing high-quality food in distinctive and comfortable environments with signature décor and signage. Our prototypical design includes a designated bar, a signature exterior smokestack, a separate entrance for our to-go business and a patio. The Famous Dave’s concept can be adapted to fit various location sizes and desired service styles such as full-service, counter-service or line-service.

Each restaurant features a distinctive selection of authentic hickory-smoked and off-the-grill barbecue favorites, such as flame-grilled St. Louis-style and baby back ribs, Texas beef brisket, Georgia chopped pork, country-roasted chicken and signature sandwiches and salads. Also, enticing side items, such as corn bread, potato salad, coleslaw and Wilbur Beans®, accompany the broad entrée selection. Handmade desserts, including bread pudding and banana pudding, are another specialty. To complement our entrée and appetizer items and to suit different customer tastes, we offer six regional barbeque sauces: Rich & Sassy®, Texas Pit ®, Georgia Mustard®, Devil’s Spit®, Sweet and Zesty® and Wilbur’s Revenge ®. These sauces, in addition to a variety of seasonings, rubs, marinades and other items are also distributed in retail grocery stores throughout the country under licensing agreements.

Our Famous Dave’s restaurants are free-standing units which average approximately 6,000 square feet in size and are typically open from 11:00am to 10:00pm.

Village Inn Over Overview

Village Inn is focused on family dining and appeals to a large segment of the population, and we believe it has a strong reputation for fast and friendly service, fresh food and reasonable prices. We are known for serving fresh breakfast items throughout the day, including our Ultimate Skillet meals, made-from-scratch buttermilk pancakes and fluffy three-egg omelets. We have also successfully leveraged our strong breakfast heritage to establish a well-developed brand platform encompassing a broad selection of traditional American fare for lunch and dinner, at price-points that position us in the mid-range of the family-dining segment. Village Inn also offers a variety of signature freshly baked pies. We frequently review and update our menus with the assistance of our team of in-house research and development chefs to enhance the attractiveness of our menu offerings to our customers. Customer loyalty is one of Village Inn’s strongest characteristics, with a significant number of customers who patronize our restaurants three or more times a month.

Our Village Inn restaurants are predominantly free-standing units which average approximately 5,000 square feet in size and can seat between 120 and 180 people. We are typically open from 6:00am to 10:00pm, allowing us to effectively generate revenue in all three-day periods. To improve our efficiency and purchasing power, our menus are standardized throughout the United States, with some variations driven by regional preferences.

Granite City Overview

The Granite City restaurant theme is upscale casual dining with a wide variety of menu items that are prepared fresh daily, including Granite City’s award-winning signature line of hand-crafted beers finished on-site. The extensive menu features moderately priced favorites served in generous portions. Granite City’s attractive price points, high service standards, and great food and beer combine for a memorable dining experience.

Our prototypical Granite City restaurant consists of an approximately 9,800 square foot facility conveniently located just off one or more interstate highways and centrally located within the respective area’s retail, lodging and transportation activity. Granite City restaurants have open atmospheres as well as floor-to-ceiling window systems creating, where designs permit, expansive views of outdoor patio areas used for dining during warm weather months. This window treatment allows activity to be viewed both inside and outside the restaurant and creates a bright, open environment. We use granite and other rock materials along with natural woods and glass to create a balanced, clean, natural interior feel. The interiors are accented with vintage photographs of the local area brewing industry, as well as historical photos of the community landscape. We believe our design creates a fun and energetic atmosphere that promotes a destination dining experience. Our Granite City restaurants are free-standing units and are typically open from 11:00am to 11:00pm.

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

Real Urban Barbeque Overview

Real Urban Barbecue built its reputation on authentic, wood-fired BBQ favorites. Real Urban’s award-winning menu is served in a comfortable, casual environment built around a line service model that is efficient for operators and convenient for guests. The casual BBQ theme at Real Urban is highlighted by unique custom-designed BBQ-centric décor, roadside signage, and handwritten menus proudly displayed on oversized chalkboards. The interior is designed around corrugated metal, barn wood accents, and a warm color scheme that enhances the dining experience. We believe the casual, neighborhood environment created by the custom décor and comfortable booths creates a local hangout that guests are proud to have in their neighborhood. Guests can find all the BBQ staples including ribs, brisket, pork, chicken, and sausage. The sizeable menu also includes a variety of side dishes and handmade desserts. After opening in 2012, Real Urban quickly became known for its sweet and savory BBQ sauce that is proprietary to the brand. Guests crave the smooth, tomato-based sauce that is the perfect blend of savory and sweet.

Real Urban or as it is affectionately known to regulars, RUB, differentiates itself by generating revenue from several lines of business. Dine-in, takeout, catering and a robust consumer packaged goods business all contribute to the success of Real Urban. A strategic partnership with Lou Malnati’s Taste of Chicago catalog has allowed the concept to ship large quantities of products nationwide.

Our Real Urban BBQ restaurants are in-line or end-cap units which average approximately 4,500 square feet in size and are typically open from 11:00am to 9:00pm.

Clark Crew BBQ Overview

Clark Crew BBQ launched in December 2019 with great anticipation from the community in Oklahoma City. Featuring premium, slow-smoked proteins, and hand-crafted sides, Clark Crew quickly became one of the top-grossing restaurants in all of Oklahoma. The concept was built around one of the most decorated pitmasters to ever compete on the KCBS BBQ circuit, Travis Clark. Travis and his crew have competed on the biggest BBQ stages in the world and racked up over 700 Top-10 awards, along with World Championships, National Team of the Year, and Oklahoma Team of the Year before shifting their focus to opening a BBQ restaurant that would allow Travis to share his talents with the masses. In partnership with BBQ Holdings the dream to open Clark Crew BBQ was quickly realized when all parties involved had the same goal; to create an upscale BBQ concept that offers competition quality BBQ to the communities it serves. BBQ Holdings has a 20% ownership interest in this venture.

The Clark Crew restaurant theme was built around a dedicated smokehouse that would be the pride of any pitmaster. Featuring Old-Hickory and Camelback high-end smokers and ample room to produce some of the world’s best BBQ, the smokehouse provides great viewing opportunities for guests entering the restaurant while the sweet smoky smell of BBQ fills the neighboring community. Boasting over 8,000 square feet, Clark Crew’s footprint is the perfect size for the flagship location of an emerging BBQ concept.

Tahoe Joe’s Overview

Tahoe Joe’s Famous Steakhouse is a lodge-styled, quality-driven, value-oriented blend of casual and fine dining elements known for its scratch-made, theme-based creations and use of Choice grade beef which has resulted in proven, cross-demographic appeal. Many ingredients are locally sourced and feature, cultured sour dough, almond wood-fired grill, and top graded beef relative to competitors. Each restaurant design is inspired by a first-rate ski lodge in the Sierra Nevada Mountains that provides a destination property, and aspirational branding draw. Lake Tahoe remains California’s premier ski destination, providing a relevant foundation for the brand’s continued success. Tahoe Joe’s price-point uniquely positions itself in the “goldilocks” zone of the steakhouse segment. Additionally, when compared to the high-end steakhouses in the segment, it is one of the most affordable concepts that features Choice grade beef.

Our Tahoe Joe’s restaurants are free-standing units which average approximately 7,000 square feet in size and can generally seat between 160 and 200 people. We are typically open from 11:00am to 11:00pm.

Bakers Square Overview

The Bakers Square concept began in 1983 when Poppin Fresh Pies restaurants were acquired from the Pillsbury Restaurant Group. The foundation of the Bakers Square concept is our signature freshly baked pies, which traditionally have accounted for 25% of Bakers Square’s sales. Building upon our reputation for quality pies, we have extended our offerings to include popular traditional American fare for breakfast, lunch and dinner. Bakers Square offers a variety of multi-layer specialty pies made from premium ingredients, which differentiates the concept from our family-dining competitors. Many of our customers complement their lunch or dinner with a serving of pie, while others purchase whole pies for at-home consumption throughout the year, and particularly around the holidays. As with Village Inn, we use our team of in-house research and development chefs to regularly update the Bakers Square menu offerings to attract a wider demographic range of diners and increase repeat business from existing customers.

Our Bakers Square restaurants are free-standing units which average approximately 4,500 square feet in size and are typically open from 11:00am to 10:00pm. As with Village Inn, our menus are standardized across the United States, with some variations driven by regional preferences.

Growth

In fiscal year 2021, our franchise system opened 22 Famous Dave’s locations. Of these, 18 were ghost kitchens* and four were brick and mortar Famous Dave’s locations. We also acquired four franchise Famous Dave’s that now operate as Company-owned restaurants**. In addition, we opened one Company-owned Real Urban BBQ location and one of our Village Inn franchisees opened one Village Inn for a total of 28 locations.

Cedar Rapids, IA*

Fort Wayne, IN*

Meridian, ID*

Twin Falls, ID*

Ammon, ID*

San Antonio, TX*

Branson, MO

Zona Rosa, KS*

Austin-Slaughter, TX*

Austin-Parmer, TX*

Houston, TX*

Baytown, TX*

Alexandria, TX*

Joplin, MO*

Hermitage, TN**

Knoxville, TN**

Louisville, KY**

Smyrna, TN**

Laredo, TX*

Brownsville, TX*

Paradise Road, LV

Victorville, CA*

Nakheel Mall, Dubai

Corpus Christi, TX*

Lexington, KY*

Oakbrook, IL

Coon Rapids, MN

Clinton, IA

A summary of the 28 openings in fiscal year 2021 follows:

Ghost kitchen locations either operate out of the kitchen of another restaurant location or a shared kitchen space.

In fiscal year 2021, in partnership with one of our franchise groups, we opened our new line-service prototype design in Coon Rapids, Minnesota. This design was built from the learnings we had opening our smaller footprint locations, as well as the current model being executed at our Real Urban BBQ locations. Through our new prototypes for Famous Dave’s and Village Inn, along with our ghost kitchen locations, we expect 12-16 units to open in fiscal year 2022. We offer conversion packages that provide our franchisees with the flexibility to convert existing restaurants. Given the flexibility and scalability of our concepts, we believe that there are a variety of development opportunities available now and in the future.

In fiscal year 2022, we expect to open our new Village Inn prototype in Omaha, Nebraska. Also, in 2022, we expect to open two Company-owned locations including a Village Inn dual concept with Granite City and a Famous Dave’s ghost kitchen in a Granite City. Finally, in the fourth quarter of 2022 or the first quarter of 2023, we expect to open two line-service prototype restaurants in Arizona.

Operating Strategy

Our ability to achieve sustainable, profitable growth is dependent upon delivering consistent, high-quality food and hospitality. Key elements of our strategy include the following:

During fiscal year 2021, we continued to focus on operational excellence and integrity, and on creating a consistently enjoyable guest experience, both in terms of food, food delivery and hospitality, across our system. While this changed throughout the year as we dealt with the pandemic, we believe our commitment to our guests remained intact as we evolved our service models.

We define operational excellence as an unyielding commitment to superior service for our guests during every visit. We continue to look for ways to provide convenience and value to our guests through reducing ticket times and streamlining off-premise operations. Operational excellence involves daily monitoring to ensure we execute our recipes at a high level, inclusive of preparation, cooking, and handling procedures, rotation, sanitation, cleanliness and safety.

Our menus focus is on several popular smoked, barbequed, grilled meats, entrée items, baked pies, breakfast favorites, delicious side dishes and appetizers all of which are prepared using proprietary seasoning ingredients, sauces and mixes. In order to enhance our appeal, expand our audience, increase frequency, and feature our crave-able products, our culinary team has worked tirelessly to continue to innovate in the ever-changing landscape.

Human Resources and Training/Development - A key ingredient to our success lies with our ability to hire, train, engage and retain employees at all levels of our organization. We place a great deal of importance on creating an exceptional working environment for all of our employees. Through our training and development resources, tools and programs, we continually enhance and support superior performance within our restaurants and support center.

We are a performance-based organization, committed to recognizing and rewarding performance at all levels of the organization. Our performance management process includes performance-calibration as a means of providing measurable, comparative employee evaluations relative to peer contribution, taking into account specific core competencies and goals. It is designed to provide a complete picture of performance that is consistent across the organization. We offer a total rewards program that is benchmarked closely against the industry and includes health and welfare coverage, 401(k) and non-qualified deferred compensation with a company match, base pay and incentive pay programs developed to sustain our competitive position in the market. Our human resource and training teams focus on the selection and retention of talent through programs in overall workforce planning, performance management, development, safety and risk reduction, and continued enhancements in our organizational structures for all positions in the business.

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

Restaurant Operations

Our ability to manage multiple concepts in geographically diverse locations is central to our overall success. In each market, we place specific emphasis on the position of the general manager and seek talented individuals that bring a diverse set of skills, knowledge, and experience to our company. We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of employees and the establishment of, and adherence to, high standards relating to performance, food and beverage preparation, and maintenance of facilities.

All managers must complete an eight-week training program, during which they are instructed in areas such as food quality and preparation, customer service, hospitality, and employee relations. We have prepared operation manuals relating to food and beverage quality and service standards. New employees participate in training under the supervision of our management. We have a comprehensive operations scorecard and training tool that helps us measure the operational effectiveness of our restaurants. We have a senior vice president of operations who is responsible for overseeing all Company-owned restaurants. This individual, as well as our directors of operations for each brand and area directors, works closely with the store-level management to support day-to-day restaurant operations. In addition, the senior vice president and directors of operations assist in the professional development of our area directors and store-level management. They are instrumental in driving our vision of operational integrity and contributing to the improvement of results achieved at our restaurants, including building sales, developing personnel, and growing profits.

Off-Premise

In addition to our lively and entertaining dine-in experience, we provide our guests with maximum convenience by offering an expedient take-out service along with catering and third-party delivery. The level of take-out varies from concept to concept. As an example, to-go business at Famous Dave’s accounts for approximately 55% of total revenue, in comparison to Granite City where to-go business is approximately 21% of total revenue. High quality, fair prices and avoidance of preparation time, make take-out of our product particularly attractive. The BBQ brands have a unique competitive advantage in the to-go line of business; the food stays fresh longer and travels well. Our off-premise sales provide us with revenue opportunities beyond our in-house seating capacity and we continue to seek ways to leverage these segments of our business. We see catering and delivery as a tremendous opportunity for new consumers to access our business.

At Famous Dave’s, our restaurants have been designed specifically to accommodate a significant level of to-go sales, including a separate to-go entrance with prominent and distinct signage, and, for added convenience, we separately staff the to-go counter. To further enhance sales for all our brands, we offer our guests the ability to order online to improve convenience. We believe our focus on to-go enables us to capture a greater portion of the “take-out” market by allowing consumers to “trade within our brands,” when dining in is not always an option. We pursue efforts to increase awareness of to-go in all Company-owned and franchise-operated restaurants by featuring signage and merchandising both inside and outside the restaurants. Additionally, we contract with several Delivery Service Providers (“DSP”) to offer our guests additional methods for receiving our food.

Off-Premise Technology – We believe that we earn a significant amount of repeat business by providing high-quality food, efficient friendly service, and adequate technology that streamlines the guests ordering experience and our operating procedures. In 2021, we eliminated all third-party tablets from our operations. Digital orders are now directly injected into our Point-of-Sale system using technology developed by our online ordering provider, OLO. This allows several operational efficiencies to ensure order accuracy, but most importantly, helps create labor efficiencies. We are also piloting a new curbside enhancement program that enables guests to simply text or click a link in their order confirmation email to notify the restaurant electronically when they arrive. This provides a streamlined curbside solution with the goal of increasing order frequency.

Marketing, Promotion and Sales

BBQ Holdings’ brands primarily rely on digital marketing, direct marketing, social media, word of mouth and strategic partnerships to acquire new guests. At our core, BBQ Holdings is focused on building a best-in-class digital footprint and online guest experience for all brands. The internal marketing team is responsible for the advertising, promotion, creative development and branding for all the BBQ Holdings concepts. Franchise-operated Famous Dave’s and Village Inn restaurants place the advertising and marketing programs in their local market based on contractual requirements.

Our focus on collecting first-party data began paying off for several BBQ Holdings’ brands in 2021, including Famous Dave’s and Granite City. Loyalty sales were up 59% through the third quarter of fiscal year 2021 for Famous Dave’s, and Granite City exceeded 25,000 loyalty members within six months of launching the program. Marketing automation, recall campaigns and highly targeted marketing messages are being delivered to loyalty members, SMS subscribers and guests purchasing through our e-commerce channels. These tools will be implemented at Village Inn, Bakers Square, Real Urban BBQ, Clark Crew and Tahoe Joes in 2022.

In fiscal year 2021, all of our brands experienced an increase demand for dine-in sales versus 2020. New and improved happy hour specials, Daily Deals and dine-in-only specials were offered at multiple brands to help improve guest counts and maximize dine-in sales opportunities. We expect our off-premise business to continue to be strong as in-restaurant dining trends improve. Promotions with delivery service partners were leveraged during strategic times throughout the year for each brand. Inclement weather and the ongoing pandemic have presented an opportunity to increase delivery sales through third-party apps and the BBQ Holdings’ brands are well positioned to take advantage of these opportunities.

We successfully leveraged our internal marketing channels, as well as paid-social media campaigns during all the major holidays in 2021. Bundled theme meals and special occasion offers were utilized across the brands to build sales on key holidays such as Mother’s Day, Easter, Father’s Day, Labor Day and Thanksgiving. Famous Dave’s surpassed 2019 and 2020 sales figures on every major holiday in 2021. Other calendar events such as National Pork Month, National Beer Month, National Pancake Day, National Pie Day and many others will be leveraged for creative marketing promotions designed to spark interest and incite trial. A comprehensive marketing calendar has been developed for each brand to leverage holidays and seasonal events.

Value Proposition and Guest Frequency – We remain competitive with our value offerings across our brands and are committed to offering consistent, quality products at a compelling everyday value. We offered Famous Deals throughout fiscal year 2021 at Famous Dave’s and Granite City. The value offerings are intended to drive weekday dine-in traffic. Not only did the offers increase traffic, but we were also able to successfully maintain check averages and profit by requiring the purchase of a beverage with the purchase of a Daily Deal. Daily Deals were also instrumental in driving traffic back to Granite City locations in 2021. The Daily Deals promotion featured $5 burgers and many other food and drink specials. Granite City’s guests quickly responded to the offers and guest counts steadily increased. Daily Deals averaged well over 9,000 units per week sold and we have continued to maintain that volume into fiscal year 2022. All our brands benefited from the rollout of family-style meal options. Each of these promotional offers was built around value and convenience, allowing guests to feed a group of four for as little as $29.99. Bundled meal deals, 2-for-$20 offers, free delivery, and free dessert promotions were also used across the brands in fiscal year 2021 to further reinforce our value message. Daily Deals will be evaluated and updated quarterly to provide new product news to our guests and protect margins.

BBQ Holdings successfully launched a virtual concept, $5 Burgers, in all Company-owned Famous Dave’s locations in 2021. Village Inn and Bakers Square offer Village Bowls, a delivery-only virtual concept. This added incremental revenue at over 100 locations systemwide. Granite City and Johnny Carinos locations served as ghost kitchens for Famous Dave’s, resulting in over $8,000 in average weekly sales at top performing locations. Virtual concepts and ghost kitchens will be instrumental in 2022 to maximize revenue and improve operating margins for each brand.

In fiscal year 2021, Famous Dave’s and Granite City aggressively pursued additional gift card sales through retail expansion. Major retailers, such as Target, Amazon and Costco are now offering branded gift cards for both brands. Gift card sales increased 282% and 276% respectively, over 2020. Village Inn gift cards will be rolled out to retail locations in 2022 through strategic partnerships with Blackhawk Networks, Incomm, Costco and Sam’s Club.

The BBQ Holdings team manages a marketing fund for Famous Dave’s and Village Inn locations. A percentage of sales is contributed from participating Company-owned and franchise locations. These funds are used to develop advertising campaigns, promotional materials, and fund key digital initiatives such as the loyalty program, SMS platform, website maintenance, and operational costs of the gift card expansion project.

Location Strategy

We prepare an overall market development strategy for each market. The creation of this market strategy starts with identifying trade areas that align demographically with the target guest profile. The identified trade areas are then assessed for viability and vitality and prioritized by sales and unit-level margin opportunities for future development. Since markets are dynamic, the market strategy includes a continual and ongoing assessment of all existing restaurant locations. If financially feasible, a restaurant may be relocated as the retail or residential focus in a trade area changes.

In addition to assessing markets and trade areas for full-service development, we are also looking at opportunities to build smaller footprint restaurants. These lower-cost, line service buildouts based on a Fast-Casual/QSR restaurant model offer a convenience alternative to our larger, destination-oriented restaurants. We can develop new markets using this convenience model or use them as fill-ins in areas where our restaurants are already present but have under-serviced populations.

The ghost kitchen service model will allow us to access new markets or strategically locate restaurants in existing markets where a full-service or small footprint line service restaurant is unlikely to be financially viable. The trade area will determine which restaurant type is appropriate.

We expect to continue to grow our Famous Dave’s and Village Inn franchise programs. Our goal is to continue to improve the economics of our current restaurant prototypes, while providing more cost-effective development options for our franchisees. We believe the new prototypes launching last year for Famous Dave’s and this year for Village Inn will allow for this expansion.

Purchasing

In order to maximize the quality and operational efficiencies of our food products, we strive to obtain consistent quality items at competitive prices from reliable sources, including identifying secondary suppliers for many of our key products. Additionally, our secondary suppliers help us assure supply chain integrity and better logistics. Finally, to reduce freight costs, we continually aim to optimize our distribution networks, where the products are shipped directly to the restaurants through our foodservice distributors. Each restaurant’s management team determines the daily quantities of food items needed and orders such quantities to be delivered to their restaurant.

Approximately 90% of our food and non-alcoholic beverage purchases collectively across brands are on contract, with the majority being proteins. In the three barbecue-centric brands, pork represents approximately 32% of our total purchases, while beef, which includes hamburger and brisket, is approximately 14%, chicken is approximately 14%, and seafood is approximately 2%. In our Granite City brand, beef represents 21% of total purchases, while poultry is approximately 16%, seafood is 3%, various other proteins make up approximately 12%, and produce makes up approximately 8% of our spend. In the Village Inn and Bakers Square brands, approximately 29% of our total purchases are proteins, desserts & confections make up 18%, processed and fresh produce make up 12%, and 10% of our purchases are dairy products. In the Tahoe Joe’s brand 48% of purchases are beef and pork, 8% is poultry, and 7% is seafood.

We leverage our spend across our various brands and, where applicable, align contract pricing on like items to drive down landed costs. Our purchasing team is also responsible for managing the procurement of non-food items for our restaurants, including restaurant equipment, smallwares and restaurant supplies.

Information Technology

We recognize the importance of leveraging information and technology to support and extend our competitive position in the restaurant industry. We quickly adapted to remote work and removed barriers for our staff to be able to support and innovate for our restaurants from any workplace. We continue to invest in initiatives that provide secure and efficient operations, enhance the guest experience and provide benchmarks that allow us to evaluate our operational metrics and demise disparate systems.

We utilize industry-leading service providers and cloud services to streamline processes at both the restaurant and support center. Interfaces between point-of-sale, labor management, inventory management, menu management, digital platforms and financial systems are the foundation of our enterprise analytics platform. This approach has laid the groundwork to allow our infrastructure to become much more scalable, as we also continue to implement and support solutions to capitalize on current digital market trends to drive sales and realize operational efficiency.

Trademarks

Our company has registered various trademarks, makes use of various unregistered marks, and intends to vigorously defend these marks. We highly value our trademarks, trade names and service marks and will defend against any improper use of its marks to the fullest extent allowable by law.

Franchise Program

Our goals continue to be a valued franchisor, to enhance communication and recognition of best practices throughout the system and to continue to expand our franchisee network domestically and internationally. Our growth and success depend in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to successfully operate their restaurants with our standards of quality and promote and develop both the Village Inn and Famous Dave’s brand awareness.

Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his or her restaurants independently. Various laws limit our ability to influence the day-to-day operation of our franchise restaurants. We cannot assure you that the franchisees will be able to successfully operate Village Inn and Famous Dave’s restaurants in a manner consistent with our standards for operational excellence, service and food quality.

As of January 2, 2022, we had 49 ownership groups with franchise-operated restaurants in the following locations:

United States	Famous Dave's	Village Inn	Total
Alaska	—	1	1
Arkansas	—	3	3
Arizona	2	9	11
California	14	—	14
Colorado	1	19	20
Delaware	1	—	1
Florida	2	19	21
Iowa	2	8	10
Idaho	3	—	3
Illinois	7	2	9
Indiana	2	—	2
Kansas	1	7	8
Kentucky	1	—	1
Louisiana	1	—	1
Maryland	3	—	3
Michigan	4	—	4
Minnesota	4	3	7
Missouri	2	4	6
Montana	4	—	4
North Dakota	2	—	2
Nebraska	2	4	6
New Mexico	—	7	7
Nevada	6	—	6
Ohio	2	—	2
Oklahoma	—	1	1
Oregon	2	—	2
South Carolina	1	—	1
South Dakota	1	—	1
Texas	12	6	18
Utah	2	6	8
Virginia	3	3	6
Washington	5	1	6
Wisconsin	5	—	5
Wyoming	—	5	5
Domestic	97	108	205

Canada	1	—	1
United Arab Emirates	6	—	6
International	7	—	7
Total franchise-operated restaurants	104	108	212

Our franchise operations department is led by our director of franchise operations for each respective brand. They guide the efforts of our franchise business consultants. The director of franchise operations and the franchise business consultants have the responsibility of supporting our franchisees throughout the system. The director of franchise operations and the franchise business consultants manage the relationship between us and our franchisees and provide an understanding of the roles, responsibilities, differences, and accountabilities of that relationship. They are active participants towards enhancing performance, as they partner in strategic and operations planning sessions with our franchise partners and review the individual strategies and tactics for obtaining superior performance for the franchisee. They ensure compliance with obligations under our area development and franchise agreements. Franchisees are encouraged to utilize all available assistance from the franchise business consultants and the support center but are not required to do so.

We have a comprehensive operations scorecard and training tool that helps us measure the operational effectiveness of our franchise-operated restaurants. This scorecard is used to evaluate, monitor and improve operations in areas such as guest satisfaction, health and safety standards, community involvement, and local store marketing effectiveness, among other operating metrics. Also, we generally provide support as it relates to all aspects of franchise operations including store openings and operating performance. Finally, we solicit feedback from our franchise system by having an active dialogue with all franchisees throughout the year.

The franchisee’s investment for both Village Inn and Famous Dave’s depends primarily upon restaurant size. This investment includes the area development fee, initial franchise fee, real estate and leasehold improvements, fixtures and equipment, point-of-sale systems, business licenses, deposits, initial food inventory, small-wares, décor and training fees as well as working capital. In fiscal year 2021, certain franchisees were required to contribute 1.0% of net sales to a marketing fund dedicated to providing digital and creative services. Currently, franchisees are required to spend approximately 1.5% of their net sales annually on local marketing activities.

Seasonality

Our Famous Dave’s restaurants typically generate higher revenue in the second and third quarters of our fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months. Our Granite City restaurants typically generate higher revenue in the second and fourth quarters of our fiscal year as a result of warmer weather and increased patio seating in the second quarter and holiday activity in the fourth quarter. Our Village Inn and Bakers Square restaurants typically generate higher sales and revenue during the holiday season between Thanksgiving and New Year's due to the high volumes of holiday pie sales during that time.

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

Team Members

As of January 2, 2022, we employed approximately 4,350 team members of which approximately 397 were salaried full-time employees. None of our team members are covered by a collective bargaining agreement.

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

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. Despite the fact that vaccines are now widely available across the country, there were widespread increases in diagnosed cases reported since the end of the second quarter largely due to the spread of COVID-19 variants. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time due to the ongoing effects of this situation. Management is continually evaluating the impact of this global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary.

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

The complete integration of the operations of newly acquired restaurants may prove to be more difficult, costly and time consuming than expected, which could cause us not to realize some or all of the anticipated benefits and synergies of such acquisitions.

The acquisitions of various restaurants have involved substantial non-recurring costs, including significant transaction costs, regulatory costs and integration costs, such as facilities, systems and employment-related costs, and we may incur unanticipated costs or unknown liabilities which may be significant. Uncertainties associated with the manner in which the combined company following acquisitions will fare in the global economic environment may adversely affect the combined company’s business and operations. The operations of various concepts can lead us to incur unknown or new types of costs and liabilities, subject us to new regulatory and compliance frameworks, new market risks, involve operations in new geographies and challenging labor, regulatory and tax regimes as well as the execution and compliance costs and risks associated with such activities.

Uncertainties associated with restaurant acquisitions may adversely affect our brands’ respective abilities to attract and retain management and other key employees during the integration periods, and may disrupt our businesses which could impact our ability to retain customers, adversely affecting each or all our concept’s respective businesses and operations, which could cause us not to realize some or all of the anticipated benefits of our acquisitions.

A failure to maintain continued compliance with the financial covenants of our credit facilities may result in termination of the credit facilities and may have a material adverse effect on our ability to accomplish our business objectives.

On November 23, 2021, we and certain of our affiliates entered into a credit agreement with JP Morgan Chase Bank, N.A. providing for a up to $5.0 million revolving line and $15.0 million term loan (collectively “Loan”). We are subject to various financial and non-financial covenants under the credit agreement. The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, excluding real property.

As of January 2, 2022, we were in compliance with all of our covenants under the Loan; however, there can be no assurance that we will be able to comply with all of our financial and non-financial covenants in the future. A failure to comply with these covenants could cause us to be in default of our credit agreement and JPMorgan Chase Bank, N.A. would be within its rights to accelerate the maturity dates of any amount owed on the Loan. If we were unable to repay outstanding amounts, either using current cash reserves, a replacement facility or another source of capital, our lender would have the right to foreclose on our personal property, which serves as collateral for the Loan. Replacement financing may be unavailable to us on similar terms or at all. Termination of the Loan without adequate replacement, either through a similar facility or other sources of capital, would have a material and adverse impact on our ability to continue our business operations.

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

Our growth and success depend in part upon increasing the number of our franchised restaurants through execution of area development and franchise agreements with new and existing franchisees in new and existing markets. Our ability to successfully franchise additional restaurants or re-franchise existing Company-owned restaurants will depend on various factors, including our ability to attract, contract with and retain quality franchisees, the availability of suitable sites, the negotiation of acceptable leases or purchase terms for new locations, the negotiation of acceptable terms for the re-franchising of existing Company-owned restaurants, permitting and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of our franchisees, our ability to manage this anticipated expansion and general economic and business conditions. We may also be subject to additional impairment charges, lease termination and other charges, and increased financial statement disclosure requirements. Many of the foregoing factors are beyond our control or the control of our franchisees and there can be no assurance that we will be able to successfully carry out our franchising and refranchising strategy on terms acceptable to our management and Board, or at all.

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

Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased. Our leases generally have an initial term of 5 to 20 years and generally can be extended only in five-year increments (at increased rates). All of our leases require a fixed annual rent, although some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. In connection with closing restaurants, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations.

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

Our business expansion into non-traditional restaurant formats, including restaurants with a smaller footprint, restaurants located in non-traditional locations and restaurants that operate on a delivery-only and/or ghost kitchen basis, could create new operating and reputational risks.

We may not be successful in maintaining or expanding our international footprint.

Our current franchise program includes one restaurant in Manitoba, Canada, and six restaurants in the United Arab Emirates. Because there are a very limited number of international restaurants, we may not be completely aware of the development efforts involved and barriers to entry into new foreign markets. As a result, we may incur more expenses than originally anticipated and there is a risk that we may not be successful in expanding internationally. If we are successful in maintaining or expanding our international footprint, our future results could be materially adversely affected by a variety of uncontrollable and changing factors affecting international operations including, among others, regulatory, social, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns and changes in the laws and policies. Furthermore, by maintaining or expanding our international footprint, our brand value could be harmed by factors outside of our control, including, among other things, difficulties in achieving the consistency of product quality and service compared to our U.S. restaurants and an inability to obtain adequate and reliable supplies of ingredients and products.

Increases in income tax rates or changes in income tax laws and income tax reform could adversely affect us.

Increases in income tax rates in the United States or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdiction and could adversely affect our business, financial condition or results of operations. Due tax law changes in December 2017, net interest expense deductions are limited to 30% of adjusted taxable income and the net operating loss deduction is limited to 80% of taxable income. With the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) legislation, the net interest expense limitation increased from 30% to 50% for 2019 and 2020. If we fail to generate significant taxable income, we may not be able to fully deduct the interest expense on our debt, which could result in us having to pay increased federal income taxes. We have also generated substantial taxable losses in the past and may continue to do so in the future. Although the treatment of tax losses generated before December 31, 2017 has not changed, subsequent tax losses generated will only be able to offset 80% of taxable income, although the losses may be carried forward indefinitely. As such, we may have to pay federal income taxes in the future despite having significant net operating loss carryforwards for federal income tax purposes.

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

In order to maximize operating efficiencies, we have entered into arrangements with food manufacturers and distributors pursuant to which we obtain approximately 90% of the products used by our company, including, but not limited to, pork, poultry, beef and seafood. Although we may be able to obtain competitive products and prices from alternative suppliers, an interruption in the supply of products delivered by our food suppliers could adversely affect our operations in the short term. Due to the rising market price environment, our food costs may increase without the desire and/or ability to pass that price increase to our customers.

Our suppliers have been disrupted by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Furthermore, an extended duration of the COVID-19 pandemic could result in significant disruptions in our supply chain. For example, quarantines, shelter-in-place and similar government orders, travel restrictions and health impacts of the COVID-19 pandemic, could impact the availability or productivity of personnel at suppliers, distributors, freight carriers and other necessary components of our supply chain. These events could materially and adversely affect our operations, business, financial results and financial condition.

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

If there is a lack of sufficient labor or labor costs increase, our operating results may be adversely affected.

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs, because of increased competition for employees, a decrease in the labor supply to us or our key suppliers due to changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, higher employee-turnover rates, unionization of restaurant workers, or changes in federal, state, or local laws, including those related to prevailing wages or in other employee benefits costs (including costs associated with health insurance coverage or workers' compensation insurance), this could have a material adverse effect on our operating results.

If a significant portion of our employees were to become union organized, our labor costs could increase. Potential changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs.

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

The restaurant industry is affected by macro-economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. Challenging economic conditions may negatively impact consumer spending and thus cause a decline in our financial results. For example, international, domestic and regional economic conditions, consumer income levels, financial market volatility, social unrest, governmental, political and budget matters, inflation and increased gasoline prices generally may have a negative effect on consumer confidence and discretionary spending. In recent years, we believe these factors and conditions have affected consumer traffic and comparable restaurant sales for us and throughout our industry and may continue to result in a challenging sales environment in the casual dining sector. A decline in economic conditions or negative developments with respect to any of the other factors mentioned above, generally or in particular markets in which we or our franchisees operate, and our guests’ reactions to these trends could result in increased pressure with respect to our pricing, traffic levels, commodity and other costs and the continuation of our innovation and productivity initiatives, which could negatively impact our business and results of operations. These factors could also cause us or our franchisees to, among other things, reduce the number and frequency of new restaurant openings, impair the assets of or close restaurants as well as delay remodeling of existing restaurant locations. Further, poor economic conditions may force nearby businesses to shut down, which could cause our restaurant locations to be less attractive.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We believe that our properties will be suitable for our needs and adequate for operations for the foreseeable future. The following table sets forth certain information about our existing Company-owned restaurant locations (“brick-and-mortar locations”), as of January 2, 2022:

			Square	Owned or	Date
Location		Brand	Footage	Leased	Opened/Acquired
1	Roseville, MN	Famous Dave's	4,800	Leased	6/10/1996
2	Maple Grove, MN	Famous Dave's	6,100	Leased	4/28/1997
3	Highland Park, MN	Famous Dave's	5,200	Leased	6/16/1997
4	Apple Valley, MN	Famous Dave's	3,800	Leased	7/18/1997
5	Forest Lake, MN	Famous Dave's	4,500	Leased	10/13/1997
6	Minnetonka, MN	Famous Dave's	5,500	Owned	12/20/1997
7	Plymouth, MN	Famous Dave's	2,100	Owned	12/29/1997
8	Des Moines (West), IA	Famous Dave's	5,700	Leased	4/10/1998
9	Westbury, NY	Famous Dave's	6,400	Leased	10/25/2005
10	Mountainside, NJ	Famous Dave's	8,800	Leased	3/25/2002
11	Janesville, WI	Famous Dave's	4,100	Leased	8/7/2018
12	Greenwood, IN	Famous Dave's	5,700	Leased	10/9/2018
13	Aurora, CO	Famous Dave's	6,727	Leased	3/5/2019
14	Grand Junction, CO	Famous Dave's	6,175	Leased	6/4/2019
15	Stapleton, CO	Famous Dave's	7,344	Leased	3/5/2019
16	Thornton, CO	Famous Dave's	6,446	Leased	3/5/2019
17	Madison, WI	Famous Dave's	4,298	Leased	5/15/2019
18	Greenfield, WI	Famous Dave's	6,700	Leased	5/15/2019
19	Flint, MI	Famous Dave's	5,626	Leased	5/1/2019
20	Saginaw, MI	Famous Dave's	6,157	Leased	5/1/2019
21	Toledo, OH	Famous Dave's	5,537	Leased	5/1/2019
22	Peoria, AZ	Famous Dave's	6,500	Leased	7/11/2019
23	Chandler, AZ	Famous Dave's	6,500	Leased	7/11/2019
24	Mesa, AZ	Famous Dave's	6,500	Leased	7/11/2019
25	Cedar Falls, IA	Famous Dave's	5,400	Leased	6/18/2019
26	Minneapolis, MN	Famous Dave's	4,500	Leased	12/19/2019
27	Woodbury, MN	Famous Dave's	14,000	Leased	5/3/2021
28	Louisville, KY	Famous Dave's	5,517	Leased	7/13/2021
29	Hermitage, TN	Famous Dave's	5,654	Leased	7/13/2021
30	Knoxville, TN	Famous Dave's	5,519	Leased	7/13/2021
31	Smyrna, TN	Famous Dave's	6,208	Leased	7/13/2021
32	St. Cloud, MN	Granite City	8,800	Leased	3/9/2020
33	Sioux Falls, SD	Granite City	8,800	Leased	3/9/2020
34	Fargo, ND	Granite City	8,800	Leased	3/9/2020
35	Cedar Rapids, IA	Granite City	8,800	Leased	3/9/2020
36	Davenport, IA	Granite City	8,800	Leased	3/9/2020
37	Lincoln, NE	Granite City	8,800	Leased	3/9/2020
38	Maple Grove, MN	Granite City	8,800	Leased	3/9/2020
39	Eagan, MN	Granite City	8,800	Leased	3/9/2020
40	Kansas City, MO	Granite City	8,800	Leased	3/9/2020
41	Kansas City, KS	Granite City	8,800	Leased	3/9/2020
42	Roseville, MN	Granite City	8,800	Leased	3/9/2020
43	Ft. Wayne, IN	Granite City	8,800	Leased	3/9/2020
44	Creve Coeur, MO	Granite City	8,800	Leased	3/9/2020
45	Troy, MI	Granite City	8,800	Leased	3/9/2020
46	Franklin, TN	Granite City	8,800	Leased	3/9/2020
47	Naperville, IL	Granite City	10,800	Leased	3/9/2020

48	Northville, MI	Granite City	10,645	Leased	3/9/2020
49	Schaumburg, IL	Granite City	10,800	Leased	3/9/2020
50	Oklahoma City, OK	Clark Crew BBQ	7,402	Leased	12/9/2019
51	Vernon Hills, IL	Real Urban BBQ	5,200	Leased	3/16/2020
52	Oak Brook, IL	Real Urban BBQ	4,075	Leased	10/4/2021
53	Bellevue, NE	Village Inn	5,065	Leased	7/30/2021
54	Davenport, IA	Village Inn	5,159	Leased	7/30/2021
55	Lincoln, NE	Village Inn	5,600	Leased	7/30/2021
56	Omaha, NE	Village Inn	5,065	Leased	7/30/2021
57	Lakewood, CO	Village Inn	4,920	Leased	7/30/2021
58	Council Bluffs, IA	Village Inn	4,920	Leased	7/30/2021
59	Iowa City, IA	Village Inn	4,920	Leased	7/30/2021
60	Moline, IL	Village Inn	5,296	Leased	7/30/2021
61	Fremont, NE	Village Inn	4,763	Leased	7/30/2021
62	Canon City, CO	Village Inn	4,920	Leased	7/30/2021
63	Westminster, CO	Village Inn	4,920	Leased	7/30/2021
64	Littleton, CO	Village Inn	4,920	Leased	7/30/2021
65	Aurora, CO	Village Inn	5,003	Owned	7/30/2021
66	Davenport, IA	Village Inn	4,441	Leased	7/30/2021
67	Aurora, CO	Village Inn	4,441	Leased	7/30/2021
68	Lincoln, NE	Village Inn	4,441	Leased	7/30/2021
69	Council Bluffs, IA	Village Inn	5,640	Leased	7/30/2021
70	Omaha, NE	Village Inn	4,441	Leased	7/30/2021
71	Omaha, NE	Village Inn	4,441	Leased	7/30/2021
72	Surprise, AZ	Village Inn	4,441	Leased	7/30/2021
73	Colorado Springs, CO	Village Inn	4,441	Leased	7/30/2021
74	St. Paul, MN	Bakers Square	4,253	Owned	7/30/2021
75	Palatine, IL	Bakers Square	4,206	Leased	7/30/2021
76	Mentor, OH	Bakers Square	4,023	Leased	7/30/2021
77	Parma Heights, OH	Bakers Square	4,164	Leased	7/30/2021
78	Chicago, IL	Bakers Square	5,525	Leased	7/30/2021
79	Melrose Park, IL	Bakers Square	4,839	Leased	7/30/2021
80	Schererville, IN	Bakers Square	4,860	Leased	7/30/2021
81	Coon Rapids, MN	Bakers Square	5,400	Leased	7/30/2021
82	Mankato, MN	Bakers Square	5,725	Leased	7/30/2021
83	Clive, IA	Bakers Square	5,100	Leased	7/30/2021
84	Woodridge, IL	Bakers Square	7,299	Leased	7/30/2021
85	Fresno, CA	Tahoe Joe's	5,712	Leased	10/8/2021
86	Bakersfield, CA	Tahoe Joe's	6,940	Leased	10/8/2021
87	Vacaville, CA	Tahoe Joe's	7,400	Leased	10/8/2021
88	Roseville, CA	Tahoe Joe's	7,166	Leased	10/8/2021
89	Visalia, CA	Tahoe Joe's	7,261	Leased	10/8/2021

All square footage listed is approximate. Interior seating ranges from approximately 50 at our counter service locations to approximately 275 at our full service restaurants.

Our Minnesota executive offices are currently located in Minnetonka, Minnesota with approximately 12,877 square feet of office space. Our executive office lease expires in November 2025. During 2015, our 8,400-square foot office in Lombard, IL was closed and sublet to another tenant. This office lease expires in October 2022.

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

Holders

As of March 11, 2022, we had 88 shareholders of record and approximately 4,344 beneficial shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Effective May 5, 2015, we adopted a 2015 Equity Plan (the “2015 Plan”), pursuant to which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. At our company’s annual meeting of shareholders held in June 2021, our shareholders approved the amendment to the 2015 Plan to increase the number of common stock reserved for issuance from 1,500,000 to 2,000,000. We also maintain an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of incentives after May 12, 2015, the tenth anniversary of the date such Plan was approved by the shareholders of our company. Nonetheless, the 2005 Stock Incentive Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. Together, the 2015 Plan and 2005 Plan are referred to herein as the “Plans.”

The purpose of the 2015 Plan is to increase shareholder value and to advance the interests of our company by furnishing a variety of economic incentives designed to attract, retain and motivate team members (including officers), certain key consultants and directors of our company. The Plans have each been approved by the shareholders of our company. The following table sets forth certain information as of January 2, 2022, with respect to the 2005 Plan and the 2015 Plan.

		Weighted-	Number of Securities
		Average	Remaining Available for
	Number of Securities	Exercise Price	Future Issuance Under
	to be Issued Upon	of Outstanding	Equity Compensation
	Exercise of	Options,	Plans (Excluding
	Outstanding Options	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by shareholders:
2005 Stock Incentive Plan	250	$28.53	—
2015 Stock Incentive Plan	692,949	3.99	783,690
Total	693,199	$4.00	783,690

Performance Graph

Not applicable to smaller reporting companies.

Purchases of Equity Securities by the Issuer

None

ITEM 6.       RESERVED

Reserved.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-K, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Village Inn”, “Granite City”, “Real Urban Barbecue”, “Clark Crew BBQ”, “Tahoe Joe’s Steakhouse”, and “Bakers Square.” Additionally, the Company franchises restaurants under the name “Famous Dave’s” and “Village Inn”. As of January 2, 2022, there were 143 Famous Dave’s restaurants operating in three countries, including 39 Company-owned restaurants and 104 franchise-operated restaurants. Additionally, the Company operates Famous Dave’s ghost kitchens out of eight of its Granite City restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. In March 2020, the Company purchased 18 Granite City Food & Brewery restaurants located throughout the Midwest and one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. On July 30, 2021, the Company completed the purchase of the Village Inn family restaurant concept currently with 21 Company-owned restaurants and 108 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 14 Company-owned restaurants and four franchise-operated restaurants. On October 4, 2021, the Company opened its second Real Urban Barbecue restaurant located in Oak Brook, Illinois and on October 8, 2021 the Company acquired the Tahoe Joe’s Steakhouse brand.

Impact of the COVID-19 Virus on our business

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. During 2021, mandated restrictions began to ease in a number of the markets in which we operate. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. As new variants of COVID-19 are being discovered and cases in unvaccinated people rise throughout the markets in which we do business, we cannot predict the severity of another surge, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes, whether we can maintain sufficient staffing levels, or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to our operating results and financial position. Due to the rapid development and fluidity of this situation, we cannot determine the ultimate impact that the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations.

Fiscal Year

Our fiscal year ends on the Sunday nearest to December 31st of each year. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal year ended January 2, 2022 (fiscal 2021) consisted of 52 weeks while the fiscal year ended January 3, 2021 (fiscal 2020) consisted of 53 weeks.

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

The Company reports contributions from franchisees to our company’s system-wide National Advertising Fund (the “NAF”) on a gross basis within the franchisee national advertising fund contributions line item on the consolidated statements of operations.

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

Lease Accounting

We lease the property for our corporate headquarters, most of our Company-owned stores, and certain office and restaurant equipment. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in the consolidated balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term, including any renewal options where the renewal is reasonably assured at the commencement date. Because most of our leases do not provide an implicit rate of return, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets are reduced for lease incentives received. Where we are the lessee, at initial adoption, we have elected to account for non-lease components associated with its leases (e.g., common area maintenance costs) and lease components separately for substantially all of its asset classes. Subsequent to adoption we will combine lease and non-lease components.

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

Results of Operations – Fiscal Year 2021 Compared to Fiscal Year 2020

The following table presents items in our consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented:

	Year Ended
	January 2, 2022	January 3, 2021
Food and beverage costs(1)	29.8%	30.9%
Labor and benefits costs(1)	31.6%	34.0%
Operating expenses(1)	29.4%	33.8%
Restaurant-level operating margin(1)(2)	9.3%	1.3%
Depreciation and amortization expenses(3)	3.6%	4.2%
General and administrative expenses(3)	9.3%	11.7%
Income (loss) from operations(3)	4.0%	(9.2)%
(1)	As a percentage of restaurant sales, net
(2)	Restaurant-level operating margins are equal to restaurant sales, net, less restaurant-level food and beverage costs, labor and benefits costs, and operating expenses.
(3)	As a percentage of total revenue

Total Revenue

Our components of and changes in revenue consisted of the following for the fiscal years ended January 2, 2022 and January 3, 2021:

	Year Ended
(dollars in thousands)	January 2, 2022	January 3, 2021	$ Change	% Change
Revenue:
Restaurant sales, net	$187,872	$109,544	$78,328	71.5%
Franchise royalty and fee revenue	12,187	8,919	3,268	36.6%
Franchisee national advertising fund contributions	1,711	1,124	587	52.2%
Licensing and other revenue	4,672	1,650	3,022	183.2%
Total revenue	$206,442	$121,237	$85,205	70.3%

The increase of $85.2 million in year-over-year restaurant sales for the year ended January 2, 2022, as compared to the year ended January 3, 2021, was primarily a result of the acquisition of the Village Inn and Bakers Square brands, four Famous Dave’s restaurants and the Tahoe Joe’s Steakhouse brand. Same store net sales for Company-owned restaurants for fiscal year 2021, increased by 36.7% compared to fiscal year 2020. It is our policy to include in our same store net sales base, restaurants that have been open for 12 months under our company’s ownership. On a weighted basis, for the year ended January 2, 2022, dine-in same store sales increased by 63.0%, to-go sales increased by 5.9%, and catering sales increase 92.4%. Increases in same store sales were driven by the reduction of COVID-19 related dining and large-group gathering restrictions, as well as the increase in third-party delivery sales and curbside pickup options.

We have been making significant investments in programs aimed at increasing to-go and catering sales at all of our BBQ Holdings restaurants. We have rolled out delivery programs with various third-party services, which we believe, along with online ordering, will continue to augment our to-go and catering sales in the future. We believe our focus on to-go enables us to capture a greater portion of the “take-out” market by allowing consumers to “trade within our brands,” when dining-in is not always an option. We believe that these innovations will provide additional avenues for our franchisees to grow their respective businesses.

The increase in year-over-year franchise-related revenue was primarily due to the addition of the Village Inn franchisee locations and the increased revenue at our franchise locations due to the lifting of COVID-19 related dining restrictions which were in place much of fiscal year 2020. Licensing and other revenue is primarily derived from retail sales of Famous Dave’s branded sauces and rubs, Real Urban Barbeque consumer packaged goods, the sale of raw brewing products produced at the Granite City brewing facility, and the recognition of gift card breakage. The increase in licensing and other revenue in fiscal year 2021 is primarily attributable to an increase in gift card breakage.

Food and Beverage Costs

Our food and beverage costs consisted of the following for fiscal years ended January 2, 2022 and January 3, 2021:

	Year Ended
(dollars in thousands)	January 2, 2022	January 3, 2021	$ Change	% Change
Food and beverage costs	$55,969	$33,867	$22,102	65.3%

Food and beverage costs for the fiscal years ended January 2, 2022 and January 3, 2021 represented approximately 29.8% and 30.9% of net restaurant sales, respectively. This year-over-year decrease, as a percentage of net restaurant sales was a result of the full-year impact of a reduction of menu items offered as the restaurants reacted to the increase in to-go business and limited in-store dining due to COVID-19 restrictions, and the improvement of operating efficiencies in general. The addition of the Village Inn restaurants, which historically have run lower food cost than that of the other BBQ Holdings’ brands, also reduced the food costs as a percent of revenue in the later part of fiscal year 2021.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the fiscal years ended January 2, 2022 and January 3, 2021:

	Year Ended
(dollars in thousands)	January 2, 2022	January 3, 2021	$ Change	% Change
Labor and benefits costs	$59,297	$37,228	$22,069	59.3%

Labor and benefits costs for the fiscal years ended January 2, 2022 and January 3, 2021 were approximately 31.6% and 34.0% of net restaurant sales, respectively. The year-over-year decrease during the year ended January 2, 2022, as a percentage of net restaurant sales, was driven in part by a concerted effort by management to increase efficiency at the restaurants and in part by leveraging the increase in same store sales.

Operating Expenses

Our operating expenses consisted of the following for the fiscal years ended January 2, 2022 and January 3, 2021:

	Year Ended
(dollars in thousands)	January 2, 2022	January 3, 2021	$ Change	% Change
Operating expenses	$55,223	$36,984	$18,239	49.3%

Operating expenses for the fiscal years ended January 2, 2022 and January 3, 2021 were approximately 29.4% and 33.8% of net restaurant sales, respectively. This year over year decrease in expense as a percentage of net restaurant sales was due primarily to leverage on our fixed operating costs from the increased revenue resulting from the reduction of dine-in restrictions and restrictions on large gatherings which were put in place in 2020 due to COVID-19 concerns.

Depreciation and Amortization

Depreciation and amortization expense for the fiscal years ended January 2, 2022 and January 3, 2021 was approximately $7.4 million and $5.1 million, respectively, representing approximately 3.6% and 4.2% of total revenues, respectively. Depreciation and amortization expense increased during the year ended January 2, 2022 primarily as a result of the addition of Company-owned restaurants.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the fiscal years presented:

	Year Ended
(dollars in thousands)	January 2, 2022	January 3, 2021	$ Change	% Change
General and administrative expenses	$19,176	$14,195	$4,981	35.1%

General and administrative expenses for the years ended January 2, 2022 and January 3, 2021, represented approximately 9.3% and 11.7% of total revenues, respectively. While we incurred additional expenditure for acquisition costs and ongoing oversite of our new restaurants, general and administrative expenses decreased as a percentage of revenue in fiscal year 2021 due primarily to the increase in total revenue.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closing costs we incurred for the periods presented:

	Year Ended
(dollars in thousands)	January 2, 2022	January 3, 2021
Asset impairments, net	$—	$5,532
Lease termination and restaurant closure expenses	116	151
Asset impairment, estimated lease termination charges and other closing costs	$116	$5,683

In fiscal year 2020, we closed five Company-owned stores and impaired the assets of four under-performing locations. These charges represented the write-offs of the impaired assets and assets of the closed restaurants, related lease termination, and costs incurred in facilitating the closure of such restaurants.

Total Other Income

Total other income was $16.7 million and $12.6 million for the fiscal years ended January 2, 2022 and January 3, 2021, respectively. Other income for the fiscal year ended January 2, 2022, included a $14.1 million gain related to the forgiveness of debt and interest of the PPP Loans we obtained as a result of the effects of COVID-19 on our business (Note 8 Long-term Debt) and a gain on bargain purchase in conjunction with the acquisition of the Village Inn and Bakers Square restaurants in the amount of $3.0 million. Other income for the fiscal year ended January 3, 2021, included a gain on bargain purchase of $13.2 million in conjunction with the acquisition of the Granite City restaurants (Note 2 Restaurant Acquisitions).

Income Tax (Expense) Benefit

We had income tax expense of $661,000 for the year ended January 2, 2022, and income tax benefit of $2.8 million for the year ended January 3, 2021. This represents an effective tax rate of 2.60% and (132.7)%, respectively. The decrease in our effective tax rate from the federal and state statutory rates primarily relates to the bargain purchase gains recognized on the Village Inn and Bakers Square acquisition in fiscal 2021 and the Granite City acquisition in fiscal 2020. In addition, our effective tax rate was further decreased in fiscal 2021 due to the gain on the forgiveness of our PPP loans.

Financial Condition, Liquidity and Capital Resources

Our balance of cash and cash equivalents was approximately $41.5 million and $19.6 million at January 2, 2022 and January 3, 2021, respectively. We generated approximately $24.9 million in cash flows from operating activities. We received approximately $12.4 million in net proceeds from the sale of 1,000,000 shares of our common stock to accredited investors (Note 11 Shareholders’ Equity) and $6.4 million in proceeds from our debt agreement with JPMorgan Chase, net of repayment of our debt with Choice Financial Group (Note 8 Long-Term Debt). We used approximately $18.8 million in cash for the acquisition of the Village Inn and Bakers Square brands, four Famous Dave’s restaurants, and the Tahoe Joe’s Steakhouse brand (Note 2 Restaurant Acquisitions). We expect to utilize cash on hand to reinvest in our brands and the evolution of our company.

Our current ratio, which measures our immediate short-term liquidity, was 1.1 at January 2, 2022 and January 3, 2021. The current ratio is computed by dividing total current assets by total current liabilities.

Net cash provided by operating activities increased to approximately $24.9 million in the fiscal year ended January 2, 2022 compared to $2.1 million in the fiscal year ended January 3, 2021. The increase was driven primarily by the increase in same store sales and revenue generated from the acquisition of restaurants, as well as improved restaurant-level margins and efficiency in general and administrative expenses.

The approximately $24.9 million in net cash provided by operating activities in fiscal year 2021, reflects net income of approximately $24.4 million decreased primarily by $14.1 million related to the forgiveness of our PPP loans and the related accrued interest, $3.0 million related to the bargain purchase gain resulting from the acquisition of the Village Inn and Bakers Square restaurants, and an increase in prepaid expenses and receivables of $4.6 million. Such amount was increased in part by $7.4 million of depreciation and amortization, $7.0 million in gift card and other liabilities and $4.7 million of accrued compensation.

Net cash provided by operating activities for the year ended January 3, 2021, was approximately $2.1 million, which reflects net income of approximately $4.3 million reduced primarily by the $13.2 million non-cash bargain purchase gain on the acquisition of the Granite City restaurants, $2.8 million of deferred taxes, and $2.1 million in gift card liability. Such amount was increased in part by $10.6 million of non-cash impairment/lease termination charges and depreciation expense.

Net cash used for investing activities for the years ended January 2, 2022 and January 3, 2021 was $19.3 million and $6.0 million, respectively, related primarily to payments for acquired restaurants and purchases of property, equipment and leasehold improvements, net of proceeds from sale of assets.

Net cash provided by financing activities in fiscal year 2021 was $16.3 million which was related to the proceeds from our loan with JPMorgan Chase and the proceeds from the sale of 1,000,000 shares of our common stock to accredited investors, offset in part by the payoff of our loan with Choice Bank.

Net cash provided by financing activities in fiscal year 2020 was $17.4 million which was related primarily to the proceeds from our loan with Choice Bank and the proceeds from our PPP Loans.

We are subject to various financial and non-financial covenants on our long-term debt, including a fixed charge coverage ratio and a rent adjusted leverage ratio. As of January 2, 2022, we were in compliance with all of our covenants.

Contractual Obligations

The following is a summary of our contractual obligations as of January 2, 2022:

(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Term Loan	$15,000	$1,594	$1,500	$1,125	$1,594	$9,187	$—
Finance Lease Obligations	106	27	28	27	14	10	—
Operating Lease Obligations	109,302	15,857	15,274	14,142	13,202	11,601	39,226
Total	$124,408	$17,478	$16,802	$15,294	$14,810	$20,798	$39,226

Off-Balance Sheet Arrangements

Our company does not have any off-balance sheet arrangements (as such term is defined in Item 303 of regulation S-K) that are reasonably likely to have a current or future effect on our financial condition or changes in financial condition, operating results, or liquidity.

Income Taxes

As of January 2, 2022, we had cumulative state net operating loss carry-forwards for tax reporting purposes of approximately $22.6 million and federal net operating loss carry-forwards for tax reporting purposes of $3.7 million which, if not used, have begun or will begin to expire in fiscal 2021 and 2038, respectively.

Due tax law changes in December 2017, net interest expense deductions are limited to 30% of adjusted taxable income and the net operating loss deduction is limited to 80% of taxable income. With the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES”) legislation, the net interest expense limitation increased from 30% to 50% for 2019 and 2020. If we fail to generate significant taxable income, we may not be able to fully deduct the interest expense on our debt, which could result in us having to pay increased federal income taxes. We have also generated substantial taxable losses in the past and may continue to do so in the future. Although the treatment of tax losses generated before December 31, 2017 has not changed, subsequent tax losses generated will only be able to offset 80% of taxable income, although the losses may be carried forward indefinitely. Furthermore, although we have significant general business credit carryforwards, these carryforwards can only offset $25,000 of federal income tax plus 75% of the federal income tax liability over $25,000. As such, we may have to pay federal income taxes in the future despite having significant net operating loss and general business credit carryforwards for federal income tax purposes.

Recent Accounting Guidance Not Yet Adopted

We reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

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

Currently, we are operating in a period of increased inflation, led by commodity cost inflation which primarily relates to proteins. This is due in part to increased costs incurred by our suppliers related to higher labor, transportation, packaging, and raw materials costs. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather or other market conditions outside of our control. Many of our restaurant employees are paid hourly rates subject to the federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage and other regulatory requirements for employees that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, certain operating and other costs, including health benefits in compliance with the Patient Protection and Affordable Care Act, taxes, insurance, COVID-19 pandemic related benefits, and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control. While we have been able to partially offset inflation and other changes in the costs of key operating resources by adjusting menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. At times, competitive conditions and macroeconomic conditions that impact consumer discretionary spending may limit our menu pricing flexibility. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures. Whether we are able and/or choose to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Our management assessed the effectiveness of our internal control over financial reporting as January 2, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Our management has concluded that, as of January 2, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our internal control over financial reporting as of January 2, 2022 has been audited by Schechter, Dokken, Kanter, Andrews & Selcer, Ltd, an independent registered public company accounting firm, as stated in its report which contains an unqualified opinion on the effectiveness of our internal control over financial reporting. This report appears immediately preceding the consolidated balance sheets.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Effective March 15, 2022, the Board approved a new employment agreement for Jeffery Crivello, the Chief Executive Officer. The term of the agreement is three years, and he agrees to own no less than 100,000 shares of common stock during his employment. Mr. Crivello’s base salary shall be $350,000, with a target bonus of 100% of base salary. Target bonus is achieved by delivering the annual budgeted earnings. Board discretion for the amount of the target bonus will be used if the annual approved budget is not achieved. The Board reserves the right to authorize a bonus in addition to the target bonus as a stretch incentive, if the Company delivers above budgeted earnings. In addition to any previous unvested equity grants, Mr. Crivello will receive a new grant in the amount of 225,000 shares of the Company’s restricted stock under the 2015 Equity Incentive Plan, as amended, pursuant to a restricted stock agreement. This new grant of restricted stock shall vest 75,000 shares on each of February 23, 2023, February 23, 2024, and February 23, 2025. Additional compensation includes $1,000 per month as a car allowance. Mr. Crivello is currently not enrolled in the Company’s health insurance plan, but by law is allowed to participate in all standard benefit plans. A severance of 12 months base salary and 12 months target bonus will be paid in the event of death, disability, or termination without cause or good reason, or for non-renewal of the employment agreement. Severance amounts are to be paid over a 12-month period. Additionally, any unvested portion of the restricted stock grant that would have otherwise vested within 12 months of termination will vest immediately. The foregoing description of the employment agreement and restricted stock agreement with Mr. Crivello is a summary only, and is qualified in its entirety by the documents filed as exhibits to this Form 10-K.

On March 15, 2022, the Company approved the award of discretionary bonuses for fiscal 2021 in the aggregate amount of $1.32 million to 59 team members, of which $580,000 was awarded to Jeffery Crivello, Chief Executive Officer, $30,000 was awarded to Jason Schanno, Chief Financial Officer and $200,000 to Albert Hank, Chief Operating Officer. The bonus pool was based on the amount by which the actual 2021 EBITDA of $17.5 million exceeded the budgeted EBITDA of $10.15. The Company accrued for the bonus pool throughout fiscal 2021.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

40

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

41

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BBQ Holdings, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of BBQ Holdings, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended January 2, 2022, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the entity’s financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

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

Business Combination – Village Inn & Bakers Square and Tahoe Joe’s

The Company acquired Village Inn & Bakers Square and Tahoe Joe’s restaurants (collectively referred to as the “Acquirees”) in fiscal year 2021. The Company accounted for the acquisitions using the acquisition method of accounting for business combinations. Accordingly, the acquisition price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The Company estimated the fair value of the intangible assets acquired, most notably the Trade Names/Trademarks, using the relief from royalty method, which is a discounted cash flow method. The fair value determination of the Trade Names/Trademarks intangible assets required management to make significant estimates and assumptions related to forecasted future cash flows, including the selection of royalty rates, terminal growth rates, and discount rates.

We identified the Trade Names/Trademarks intangible assets as a critical audit matter because of the significant estimates and assumptions management made to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows, including the selection of royalty rates, terminal growth rates, and discount rates.

Our audit procedures related to the forecasts of future cash flows and the selection of the royalty rates, terminal growth rates, and discount rates for the Trade Names/Trademarks intangible assets included the following, among others:

- assessing the reasonableness of fiscal year forecasted cash flows of revenues and operating margins by comparing them to the Acquirees’ actual cash flows.

- assessing the reasonableness of the forecasted revenue growth rates and operating margins over the cash flow forecast period by comparing them to the Acquirees’ actual revenue growth rates and operating margins during the most recent historical periods.

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

Minneapolis, Minnesota

March 16, 2022

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS
Current assets:	January 2, 2022	January 3, 2021
Cash and cash equivalents	$40,309	$18,101
Restricted cash	1,152	1,502
Accounts receivable, net of allowance for doubtful accounts of $270,000 and $277,000, respectively	5,476	4,823
Inventories	3,316	2,271
Prepaid expenses and other current assets	3,919	1,252
Assets held for sale	—	1,070
Total current assets	54,172	29,019

Property, equipment and leasehold improvements, net	39,943	32,389

Other assets:
Operating lease right-of-use assets	78,843	61,634
Goodwill	3,037	601
Intangible assets, net	23,444	9,967
Deferred tax asset, net	3,692	4,934
Other assets	1,292	1,724
Total assets	$204,423	$140,268

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,661	$6,385
Current portion of operating lease liabilities	11,904	6,185
Current portion of long-term debt and finance lease liabilities	1,621	2,111
Accrued compensation and benefits	7,121	2,390
Gift card liability	11,257	6,554
Other current liabilities	8,510	3,212
Total current liabilities	48,074	26,837

Long-term liabilities:
Operating lease liabilities, less current portion	77,729	63,105
Finance lease liabilities, less current portion	79	—
Long-term debt, less current portion	13,197	22,169
Other liabilities	997	1,224
Total liabilities	140,076	113,335

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 10,495 and 9,307 shares issued and outstanding at January 2, 2022 and January 3, 2021, respectively	105	93
Additional paid-in capital	21,782	8,748
Retained earnings	43,391	19,370
Total shareholders’ equity	65,278	28,211
Non-controlling interest	(931)	(1,278)
Total equity	64,347	26,933
Total liabilities and equity	$204,423	$140,268

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	January 2, 2022	January 3, 2021
Revenue:
Restaurant sales, net	$187,872	$109,544
Franchise royalty and fee revenue	12,187	8,919
Franchisee national advertising fund contributions	1,711	1,124
Licensing and other revenue	4,672	1,650
Total revenue	206,442	121,237

Costs and expenses:
Food and beverage costs	55,969	33,867
Labor and benefits costs	59,297	37,228
Operating expenses	55,223	36,984
Depreciation and amortization expenses	7,395	5,121
General and administrative expenses	19,176	14,195
National advertising fund expenses	1,711	1,124
Asset impairment, estimated lease termination charges and other closing costs, net	116	5,683
Pre-opening expenses	204	10
Gain on disposal of property, net	(979)	(1,810)
Total costs and expenses	198,112	132,402

Income (loss) from operations	8,330	(11,165)

Other income (expense):
Interest expense	(583)	(805)
Interest income	178	154
Gain on forgiveness of debt	14,109	—
Gain on bargain purchase	2,995	13,246
Total other income	16,699	12,595

Income before income taxes	25,029	1,430

Income tax (expense) benefit	(661)	2,837

Net income	24,368	4,267
Net (income) loss attributable to non-controlling interest	(347)	680
Net income attributable to shareholders	$24,021	$4,947

Income per common share:
Basic net income per share attributable to shareholders	$2.44	$0.54
Diluted net income per share attributable to shareholders	$2.42	$0.54
Weighted average shares outstanding - basic	9,826	9,155
Weighted average shares outstanding - diluted	9,922	9,156

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - December 29, 2019	9,272	$93	$7,856	$14,423	$22,372	$(598)	$21,774
Issuance of restricted common stock	34	—	—	—	—	—	—
Exercise of stock options	1	—	6	—	6	—	6
Stock-based compensation	—	—	886	—	886	—	886
Net income	—	—	—	4,947	4,947	(680)	4,267
Balance - January 3, 2021	9,307	$93	$8,748	$19,370	$28,211	$(1,278)	$26,933
Issuance of restricted common stock, net of shares withheld for taxes	58	—	(773)	—	(773)	—	(773)
Issuance of common stock pursuant to PIPE	1,000	10	12,418	—	12,428	—	12,428
Issuance of common stock upon exercise of options, net of shares withheld for taxes	130	2	121	—	123	—	123
Stock-based compensation	—	—	1,268	—	1,268	—	1,268
Net income	—	—	—	24,021	24,021	347	24,368
Balance - January 2, 2022	10,495	$105	$21,782	$43,391	$65,278	$(931)	$64,347

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 2, 2022	January 3, 2021
Cash flows from operating activities:
Net income	$24,368	$4,267
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	7,395	5,121
Stock-based compensation	1,268	886
Net gain on disposal	(979)	(1,783)
Asset impairment, estimated lease termination charges and other closing costs, net	—	5,483
Gain on forgiveness of debt	(14,109)	—
Gain on bargain purchase	(2,995)	(13,246)
Amortization of operating right-of-use assets	8,514	5,249
Deferred tax asset	337	(2,837)
Other non-cash items	905	796
Changes in operating assets and liabilities:
Accounts receivable, net	(1,570)	(1,011)
Prepaid expenses and other assets	(2,983)	1,460
Accounts payable	1,276	2,418
Accrued compensation and benefits	4,730	(244)
Lease liabilities	(8,278)	(5,152)
Gift card liability	3,341	(2,133)
Accrued and other liabilities	3,638	2,814
Cash flows provided by operating activities	24,858	2,088
Cash flows from investing activities:
Proceeds from the sale of assets	2,587	2,869
Purchases of property, equipment and leasehold improvements	(3,826)	(3,499)
Payments for acquired restaurants	(18,808)	(5,381)
Payments received on note receivable	785	42
Cash flows used for investing activities	(19,262)	(5,969)
Cash flows from financing activities:
Proceeds from long-term debt	15,000	22,058
Payments for debt issuance costs	(114)	(45)
Payments on long-term debt	(10,403)	(4,621)
Tax payments for restricted stock units and stock options exercised	(1,094)	—
Proceeds from sale of common stock, net of offering costs	12,428	—
Proceeds from exercise of stock options	445	6
Cash provided by financing activities	16,262	17,398
Increase in cash, cash equivalents and restricted cash	21,858	13,517
Cash, cash equivalents and restricted cash, beginning of period	19,603	6,086
Cash, cash equivalents and restricted cash, end of period	$41,461	$19,603

Supplemental Disclosures
Cash paid for interest, net	$494	$706

Non-cash investing and financing activities:
Operating right-of-use assets acquired	23,544	51,682
Lease liabilities assumed pursuant to acquisitions	26,166	51,682
Gift card liability assumed pursuant to acquisitions	1,362	3,923
Inventory acquired pursuant to acquisitions	623	1,178

See accompanying notes to consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

(1)         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-K, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Village Inn”, “Granite City”, “Real Urban Barbecue”, “Clark Crew BBQ”, “Tahoe Joe’s Steakhouse”, and “Bakers Square.” Additionally, the Company franchises restaurants under the name “Famous Dave’s” and “Village Inn”. As of January 2, 2022, there were 143 Famous Dave’s restaurants operating in three countries, including 39 Company-owned restaurants and 104 franchise-operated restaurants. Additionally, the Company operates Famous Dave’s ghost kitchens out of eight of its Granite City restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. In March 2020, the Company purchased 18 Granite City Food & Brewery restaurants located throughout the Midwest and one Real Urban Barbecue restaurant located in Vernon Hills, Illinois. On July 30, 2021, the Company completed the purchase of the Village Inn family restaurant concept currently with 21 Company-owned restaurants and 108 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 14 Company-owned restaurants and four locations where the Bakers Square pies are licensed. On October 4, 2021, the Company opened its second Real Urban Barbecue restaurant located in Oak Brook, Illinois and on October 8, 2021, the Company acquired the Tahoe Joe’s Steakhouse brand.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. Reopening of restaurant dining rooms resumed, generally at reduced capacity, at various points since mid-2020. While restrictions on the type of permitted service and occupancy capacity continued to change in various jurisdiction, currently nearly all of the Company’s restaurants are operating with no capacity restrictions on indoor dining. The Company cannot predict the severity of another surge, what additional restrictions may be enacted, to what extent it can maintain off-premise sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to the Company’s operating results and financial position. Although the Company has experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 and its variants on the economy and on business remains uncertain, the duration and scope of which cannot currently be predicted.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. Despite the fact that vaccines are now widely available across the country, there were widespread increases in diagnosed cases reported in the fourth quarter largely due to the spread of COVID-19 variants. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time due to the ongoing effects of this situation. Management is continually evaluating the impact of this global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Seasonality

The Company’s Famous Dave’s restaurants typically generate higher revenue in the second and third quarters of its fiscal year as a result of seasonal traffic increases and high catering sales experienced during the summer months. The Company’s Granite City restaurants typically generate higher revenue in the second and fourth quarters of its fiscal year as a result of warmer weather and increased patio seating in the second quarter and holiday activity in the fourth quarter. The Company’s Village Inn and Bakers Square restaurants typically generate higher sales and revenue during the holiday season between Thanksgiving and New Year's due to the high volumes of holiday pie sales during that time.

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

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31 of each year. The Company’s fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. The fiscal year ended January 2, 2022 (fiscal 2021) consisted of 52 weeks while the fiscal year ended January 3, 2021 (fiscal 2020) consisted of 53 weeks.

Cash and cash equivalents

Cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000, while the remaining balances are uninsured. In May 2020, the Company invested $3.5 million in a certificate of deposit (CD) through Choice Bank. The interest rate on this CD was 3.0% with an annual percentage yield of 3.04% with interest was compounded every 30 days. At January 3, 2021, the balance of this CD was $3.6 million and was included with cash and cash equivalents on the Company’s balance sheet. The CD matured in December 2021 and the funds are being used for working capital.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Restricted cash and marketing fund

The Company has Marketing Development Funds, to which Company-owned Famous Dave’s and Village Inn restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, for use in public relations and marketing development efforts. The funds held in this account are used in part to reimburse the Company for its marketing and digital services activities on behalf of the Famous Dave’s and Village Inn brands. The Company also receives funds from its suppliers to be used exclusively for point-of-sale equipment purchases for its own stores as well as its Famous Dave’s franchisees. As the assets held by these funds are considered to be restricted, the Company reflects the cash related to these funds within restricted cash and reflects the related liability within accrued expenses on its consolidated balance sheets. The Company had approximately $1.2 million and $1.5 million in these funds as of January 2, 2022 and January 3, 2021, respectively.

Accounts receivable, net

The Company provides an allowance for uncollectible accounts on accounts receivable based on historical losses and existing economic conditions, when relevant. The Company provides for a general bad debt reserve for franchise receivables due to increases in days sales outstanding and deterioration in general economic market conditions. This general reserve is based on the aging of receivables and is adjusted each quarter based on past due receivable balances. Additionally, the Company has periodically established a specific reserve on certain receivables as necessary. In assessing recoverability of these receivables, the Company makes judgments regarding the financial condition of the franchisees based primarily on past and current payment trends, as well as other variables, including annual financial information, which the Company’s franchisees are required to submit. Any changes to the reserve are recorded in general and administrative expenses. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company believes all accounts receivable in excess of allowances provided are fully collectible. If accounts receivable in excess of provided allowances are determined uncollectible, they are charged to expense in the period that determination is made. The Company’s reserve for bad debt was $270,000 and $277,000 at January 2, 2022 and January 3, 2021, respectively.

Inventories

Inventories consist principally of small wares, food and beverages, and retail goods, and are recorded at the lower of cost (first-in, first-out) or net realizable value.

Assets Held for Sale

In December 2021, the Company sold the building and improvements at its former Woodbury, Minnesota location, which had a carrying value of approximately $1.0 million, for a gross purchase price of $2.7 million. After standard closing costs, the Company recorded a gain of approximately $1.4 million and used proceeds for working capital.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Property, equipment and leasehold improvements, net

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. The Company recognizes depreciation expense utilizing the straight-line method once an asset has been placed into service. The following table outlines the useful lives of the Company’s major classes of property, equipment, and leasehold improvements:

Land	N/A
Buildings	30 years
Leasehold improvements	1 - 30 years
Furniture, fixtures, equipment and software (excluding restaurant signage)	3 - 7 years
Restaurant signage	10 - 15 years
Decor	7 years

The Company capitalizes labor costs associated with the implementation of significant information technology infrastructure projects based on actual labor rates per person including benefits, for all time spent on the implementation of software and are depreciated over 5 years. The Company capitalizes construction overhead costs until the time a building is turned over to operations, which is approximately two weeks prior to opening and depreciate these items over the same useful life as leasehold improvements.

Management reviews property and equipment, including leasehold improvements for impairment when events or circumstances indicate these assets might be impaired pursuant to the FASB accounting guidance on impairment or disposal of long-lived assets. The Company’s management considers such factors as the Company’s history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair market value of the assets and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the assets. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value.

Intangible Assets

The Company has intangible assets that consist of liquor licenses, database, trademarks and patents, and franchise rights, net. The liquor licenses and trademarks/logos are indefinite-lived assets and are not subject to amortization. The Company holds transferable liquor licenses in jurisdictions with a limited number of authorized liquor licenses. These licenses were capitalized as indefinite-lived intangible assets and are included in intangible assets, net on the Company’s consolidated balance sheets. The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term. The Company reviews annually the liquor licenses for impairment. Franchise rights are amortized over the life of the related franchise agreement. The Company evaluates franchise rights in conjunction with its impairment evaluation of long-lived assets.

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is tested for impairment annually or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. Factors considered include, but are not limited to historical financial performance, a significant decline in expected future cash flows, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. No goodwill impairment charges were recognized during the years ended January 2, 2022 and January 3, 2021. In fiscal year 2021, goodwill increased by $2.4 million through the acquisitions of new restaurants (Note 2 Restaurant Acquisitions).

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were approximately $4.3 million and $2.7 million for the years ended January 2, 2022 and January 3, 2021, respectively, and are included in operating expenses for local store marketing and in national advertising fund expenses for national advertising in the consolidated statements of operations.

Research and development costs

Research and development costs represent all expenses incurred in relation to the creation of new menu and promotional offerings, recipe enhancements and documentation activities. Research and development costs were approximately $121,000 and $473,000 for the years ended January 2, 2022 and January 3, 2021, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Pre-opening expenses

All start-up and pre-opening costs are expensed as incurred. Pre-opening rent during the build-out period is included in pre-opening expense. The Company incurred approximately $204,000 and $10,000 of pre-opening expenses during the years ended January 2, 2022 and January 3, 2021.

Leases

The Company leases the property for its corporate headquarters, most of its Company-owned stores, and certain office and restaurant equipment. Operating leases are included in operating lease right-of use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in its consolidated balance sheets. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets are reduced for lease incentives received.

Lease terms for Company-owned stores generally range from 5-20 years with one or more five-year renewal options and generally require the Company to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to a base or fixed rent. The Company elected the short-term lease exemption for certain qualifying leases with lease terms of twelve months or less and, accordingly, did not record right-of-use assets and lease liabilities. These leases with initial terms of less than 12 months are recorded directly to occupancy expense on a straight-line basis over the term of the lease. Additionally, the Company decided to utilize the package of practical expedients and the practical expedient to not reassess certain land easements. The Company decided not to utilize the practical expedient to use hindsight. Certain of its leases also provide for variable lease payments in the form of percentage rent, in which additional rent is calculated as a percentage of sales in excess of a base amount, and not included in the calculation of the operating lease liability or ROU asset. The Company’s leases have remaining lease terms of one to 20 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense is recognized on a straight-line basis for operating leases over the lease term.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Exit and disposal costs

Exit or disposal activities, including restaurant closures, include the cost of disposing of the assets and other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date the Company ceases using a property under an operating lease, it removes the remaining balance of the ROU asset. Any subsequent adjustments to the related liability as a result of lease termination are recorded in the period incurred. Upon disposal of the assets associated with a closed restaurant, any gain or loss and any costs incurred for restaurants that have been closed, after the date of their closure, are presented within the asset impairment, estimated lease termination and other closing costs line item of the Company’s consolidated statements of operations.

Net income (loss) per common share

Basic net income per common share (“EPS”) is computed by dividing net income attributable to shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS equals net income attributable to shareholders divided by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents, such as stock options and restricted stock units, when dilutive.

The following table is a reconciliation of basic and diluted net income per common share:

	Year Ended
(in thousands, except per share data)	January 2, 2022	January 3, 2021
Net income per share – basic:
Net income attributable to shareholders	$24,021	$4,947
Weighted average shares outstanding - basic	9,826	9,155
Basic net income per share attributable to shareholders	$2.44	$0.54

Net income per share – diluted:
Net income attributable to shareholders	$24,021	$4,947
Weighted average shares outstanding - diluted	9,922	9,156
Diluted net income per share attributable to shareholders	$2.42	$0.54

There were approximately 8,990 and 271,176 stock options as of January 2, 2022 and January 3, 2021, respectively that were not included in the computation of diluted EPS because they were anti-dilutive.

Stock-based compensation

The Company recognizes compensation cost for share-based awards granted to team members and board members based on their fair values at the time of grant over the requisite service period. Bonus compensation issued in the form of unrestricted, freely tradable shares of the Company’s common stock is expensed in full when earned. Compensation cost for stock options and other incentive awards is included in general and administrative expenses in the Company’s consolidated statements of operations (see Note 10 Stock-based Compensation).

Income Taxes

The Company provides for income taxes based on its estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. The Company’s estimates are based on the information it has available at the time the income tax provision is prepared. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the tax returns are filed. These returns could be subject to material adjustments or differing

BBQ HOLDINGS, INC. AND SUBSIDIARIES

interpretations of the tax laws. Accounting for uncertain tax positions requires significant judgment including estimating the amount, timing, and likelihood of ultimate settlement. Although the Company believes its estimates are reasonable, actual results could differ from these estimates. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law.

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

The Company recognizes franchise fee revenue on a straight-line basis over the life of the related franchise agreements and any exercised renewal periods. Cash payments are due upon the opening of a new restaurant or upon the execution of a renewal of the related franchise agreement. The Company’s performance obligation with respect to franchise fee revenues consists of a license to utilize its brand for a specified period of time, which is satisfied equally over the life of each franchise agreement.

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

The Company defers revenue associated with the estimated selling price of reward points earned pursuant to its loyalty programs and establishes a corresponding liability. This deferral is based on the estimated value of the product for which the reward is expected to be redeemed, net of estimated unredeemed points. When a guest redeems an earned reward, the Company recognizes revenue for the redeemed product and reduces the deferred revenue. Deferred revenue associated with the Company’s loyalty programs was $366,000 and $124,000 as of January 2, 2022 and January 3, 2021, respectively.

Contract liabilities consist of deferred revenue resulting from franchise fees paid by franchisees. The Company classifies these liabilities within other current liabilities and other liabilities within the consolidated balance sheets based on the expected timing of revenue recognition associated with these liabilities.

(in thousands)	January 2, 2022	January 3, 2021
Beginning Balance	$901	$1,318
Revenue recognized	(95)	(417)
Ending Balance	$806	$901

BBQ HOLDINGS, INC. AND SUBSIDIARIES

The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of January 2, 2022:

(in thousands)
Fiscal Year
2022	$118
2023	109
2024	134
2025	76
2026	171
Thereafter	198
Total	$806

Recent Accounting Guidance

Recently adopted accounting guidance

In December 2019, the FASB issued Update 2019-12, Income Taxes ("Topic 740") as part of its Simplification Initiative. This guidance provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual and interim reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company adopted this guidance during the first quarter of 2021. The adoption of this guidance did not have a material impact on its consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

The Company reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a significant impact on its consolidated financial statements.

(2) RESTAURANT ACQUISITIONS

On July 12, 2021, the Company completed the acquisition of the assets and operations of four Famous Dave's restaurants in Kentucky and Tennessee from FFD Citadel LLC, FFD Hermitage LLC, FFD Cedar Bluff, and FFD Smyrna. The contract purchase price of the restaurants was approximately $1.1 million, exclusive of acquisition costs of approximately $52,000 which are reflected in general and administrative expenses. The assets acquired and liabilities assumed were recorded at estimated fair value based on information available. Pro forma results were deemed immaterial to the Company.

(in thousands)
Assets acquired:
Property, plant, equipment and leasehold improvements, net	$641
Operating lease right-of-use assets	4,616
Total identifiable assets acquired	5,257
Liabilities assumed:
Gift card liability	(16)
Lease liability	(4,610)
Net assets acquired	631
Goodwill	469
Total consideration transferred	$1,100

BBQ HOLDINGS, INC. AND SUBSIDIARIES

On June 24, 2021, the Company entered in to a Membership Interest Purchase Agreement (the “MIPA”) with VIBSQ Holdco, LLC, a Delaware limited liability company (the “Seller”) and Bakers Square Holdings, LLC, a Delaware limited liability company (“BSQ Holdings”), Village Inn Holdings, LLC, a Delaware limited liability company (“VI Holdings”), SVCC I, LLC, an Arizona limited liability company (“SVCC” and collectively with BSQ Holdings and VI Holdings, the “Target Companies”), and for certain limited purposes as described in the MIPA, RG Group Holdco, LLC, a Delaware limited liability company (the “Parent”), pursuant to which the Company agreed, subject to specified terms and conditions, to purchase from the Seller all of the issued and outstanding membership interests (the “Interests”) in each of the Target Companies (such purchase of Interests as contemplated by the MIPA, the “VIBS Transaction”). The VIBS Transaction closed on July 30, 2021. As a result of the VIBS Transaction, each of the Target Companies became a wholly-owned subsidiary of the Company, and each of the subsidiaries of the Target Companies, which subsidiaries own or franchise Village Inn Restaurants and Bakers Square Restaurants, became wholly-owned indirect subsidiaries of the Company. The purchase price of the VIBS Transaction was approximately $13.0 million and subject to certain purchase price adjustments and exclusive of acquisition costs of approximately $555,000 which are reflected in general and administrative expenses.

The VIBS Transaction was accounted for using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition, July 30, 2021. Revenue and earnings of VIBS included in the consolidated statements of operations in the year ended January 2, 2022 totaled approximately $25.4 million and $2.9 million, respectively. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information available as of the end of the fourth quarter of fiscal 2021.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

The following table presents the allocation of assets acquired and liabilities assumed for the VIBS Transaction:

(in thousands)
Assets acquired:
Current assets	$708
Property, plant, equipment and leasehold improvements, net	5,101
Owned properties	3,148
Franchise agreements	10,602
Identifiable intangible assets, net	2,645
Operating lease right-of-use assets	14,723
Total identifiable assets acquired	36,927
Liabilities assumed:
Deferred royalty revenue	(327)
Other current liabilities	(1,187)
Supply chain adjustment	(117)
Gift card and loyalty liability	(1,186)
Lease liabilities	(17,220)
Deferred tax liability	(904)
Net assets acquired	15,986
Gain on bargain purchase	2,995
Total consideration transferred	$12,991

On October 8, 2021, the Company closed on the signed Asset Purchase Agreement with Fresh Acquisitions, LLC following the U.S. Bankruptcy Code Section 363 Auction where Tahoe Joe’s Steakhouse, LLC (wholly-owned subsidiary of BBQ Holdings, Inc.) was the successful bidder for the assets associated with the Tahoe Joe’s restaurant chain and the IP related to 4 buffet concepts. The Company purchased the Tahoe Joe’s restaurant chain as well as the buffet IP (the “Tahoe Joe’s Acquisition”). The purchase price was $4.2 million in cash plus additional cure costs, subject to normal closing adjustments.

The Tahoe Joe’s Acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition, October 8, 2021. Revenue and earnings of Tahoe Joe’s included in the consolidated statements of operations in the year ended January 2, 2022 totaled approximately $4.8 million and $200,000, respectively.

(in thousands)
Assets acquired:
Inventory	231
Property, plant, equipment and leasehold improvements, net	1,682
Lease right-of-use asset, net of unfavorable lease value	4,205
Identifiable intangible assets, net	1,200
Total identifiable assets acquired	7,318
Liabilities assumed:
Gift card liability	(160)
Lease liability	(4,355)
Deferred tax liability	(18)
Other current liabilities	(30)
Net assets acquired	2,755
Goodwill	1,962
Total consideration transferred	$4,717

BBQ HOLDINGS, INC. AND SUBSIDIARIES

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

On February 11, 2020, the Company entered into an Asset Purchase Agreement with Granite City Food & Brewery Ltd. (“Granite City”) to acquire certain assets associated with Granite City restaurants in connection with the Chapter 11 filing of Granite City (the “Granite City Acquisition”). The Granite City Acquisition was approved by the Bankruptcy Court at a hearing on February 21, 2020. The purchase price for the assets purchased was $3.7 million plus certain assumed liabilities including gift card liability and cure costs. On March 9, 2020, the Company closed the Granite City Acquisition with cash on hand and borrowing under its existing loan agreement with Choice Financial Group.

The Granite City Acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information available as of the end of fiscal year 2020.

The following table presents the allocation of assets acquired and liabilities assumed for the Granite City Acquisition:

(in thousands)
Assets acquired:
Cash and cash equivalents	$128
Inventory	980
Property, plant, equipment and leasehold improvements, net	17,818
Lease right-of-use asset, net of unfavorable lease value	50,968
Identifiable intangible assets, net	8,329
Total identifiable assets acquired	78,223
Liabilities assumed:
Gift card liability	(3,923)
Lease liability	(50,968)
Deferred tax liability	(4,752)
Net assets acquired	18,580
Gain on bargain purchase	13,246
Total consideration transferred	$5,334

Unaudited pro forma results of operations for the fiscal years ended January 2, 2022 and January 3, 2021 as if the Company had acquired the operations of the above referenced acquisitions at the beginning of each period presented is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

	Year Ended
	January 2, 2022	January 3, 2021
(in thousands)
Pro forma revenues	$247,973	$190,928
Pro forma net income attributable to shareholders	$27,975	$6,249
Basic pro forma net income per share attributable to shareholders	$2.85	$0.68
Diluted pro forma net income per share attributable to shareholders	$2.82	$0.68

(3)         INVENTORIES

Inventories consisted approximately of the following at:

(in thousands)	January 2, 2022	January 3, 2021
Food and beverage	$2,452	$1,559
Smallwares and supplies	864	712
	$3,316	$2,271

(4)         PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	January 2, 2022	January 3, 2021
Prepaid expenses and deferred costs	$2,241	$317
Prepaid rent	1,384	633
Prepaid insurance	257	302
Note receivable, short-term	24	—
Seller obligations	13	—
Prepaid expenses and other current assets	$3,919	$1,252

(5)         PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

The increase in property, equipment and leasehold improvements was primarily due to the VIBS Acquisition and the Tahoe Joe’s Acquisition described in Note 2 Restaurant Acquisitions. Property, equipment and leasehold improvements, net, consisted of the following:

(in thousands)	January 2, 2022	January 3, 2021
Land, buildings, and improvements	$39,632	$31,731
Furniture, fixtures, equipment and software	33,565	28,373
Décor	434	475
Construction in progress	—	1,121
Accumulated depreciation and amortization	(33,688)	(29,311)
Property, equipment and leasehold improvements, net	$39,943	$32,389

BBQ HOLDINGS, INC. AND SUBSIDIARIES

(6)         INTANGIBLE ASSETS

The Company has intangible assets that consist of liquor licenses, database, trademarks and patents, and franchise rights, net. The liquor licenses and trademarks/logos are indefinite-lived assets and are not subject to amortization. Franchise rights are amortized to depreciation and amortization expense on a straight-line basis over the remaining life of the franchise agreements. The database is amortized over three years.

The increase in intangible assets was due to the VIBS Acquisition and the Tahoe Joe’s Acquisition described in Note 2 Restaurant Acquisitions. Intangible assets consisted of the following:

(in thousands)	January 2, 2022	January 3, 2021
Franchise rights, net	11,104	1,246
Liquor licenses	1,018	868
Trademark/Logos/Patents	11,233	7,688
Database	89	165
Intangible assets, net	$23,444	$9,967

The following table provides the projected future amortization of franchise rights, net for the next five years, as of January 2, 2022:

(in thousands)	Franchise Rights, net
Fiscal 2022	$1,450
Fiscal 2023	1,286
Fiscal 2024	1,164
Fiscal 2025	1,163
Fiscal 2026	1,075
Thereafter	4,966
$11,104

The Company recognized amortization expense related to franchise rights of approximately $744,000 and $406,000 during the years ended January 2, 2022 and January 3, 2021, respectively, and expects to recognize the remaining balance over a period of ten years.

(7)         OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at:

(in thousands)	January 2, 2022	January 3, 2021
Sales tax payable	1,657	1,286
Other accrued expense	3,613	1,393
Accrued real estate taxes	2,170	—
Accrued interest	26	115
Accrued utilities	560	199
Deferred revenue, other	366	124
Deferred franchise fees	118	95
Other current liabilities	$8,510	$3,212

BBQ HOLDINGS, INC. AND SUBSIDIARIES

(8)         LONG-TERM DEBT

Long-term debt

On November 23, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. The Credit Agreement has a five-year term and provides for up to a $5.0 million revolving line of credit and a $15.0 million term loan. The Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $1,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Choice Financial Group described below. The proceeds will also be used for accretive capital allocation and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest in the range of 1.75% to 2.25% per annum plus LIBOR. If LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. Quarterly principal payments will be required with a balloon payment due at maturity.

The Credit Agreement contains customary representations, warranties and covenants, including the financial covenants to maintain a rent adjusted leverage ratio not greater than 4.5 to 1.0 and a fixed charge coverage ratio of not less than 1.1 to 1.0. In addition, the Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, and to make restricted payments such as dividends and stock repurchases.

On June 20, 2019, the Company entered into a Loan Agreement among the Company and Choice Financial Group. The Loan Agreement provided for a term loan in the principal amount of up to $24.0 million and was evidenced by a promissory note. The note had a maturity date of June 20, 2025 and had an interest rate in an amount equal to the Wall Street Journal Prime Rate, but in no circumstances was the rate of interest to be less than 5.00%. At November 23, 2021, using proceeds from the Credit Agreement referenced above, the Company paid off the note which had a balance due of $8.5 million.

On April 30, 2020, FDA and Granite City, Inc. (“GC”), wholly-owned operating subsidiaries of the Company received funding of approximately $7.2 million and $5.8 million, respectively, in connection with “Small Business Loans” under the Paycheck Protection Program. Subsequently, BBQ Ventures, Inc. (“Real Urban Barbeque”) and Mercury BBQ (“Clark Crew BBQ”) received funding of approximately $121,000 and $800,000, respectively, under the above referenced program on May 6, 2020 and May 8, 2020, respectively. These amounts were borrowed pursuant to the terms of the Promissory Notes by FDA, GC, Real Urban Barbeque and Clark Crew BBQ (“PPP Loans”), in favor of Choice Financial Group, a bank operating out of the state of North Dakota. The Company was very fortunate to be able to utilize the program for each of its subsidiaries. As a nano-cap public restaurant organization, the Company’s access to capital differs greatly from its larger competitors. The Company required these funds to retain, recall, and pay its loyal employees. The Covid-19 pandemic led to a government-required shut down of dining rooms, and with the Paycheck Protection Program funds, the Company was able to continue serving its customers.

The PPP Loans bore interest at 1% per annum and were scheduled to mature 24 months from the date of disbursement of funds under the PPP Loans respectively. Under certain circumstances, all or a portion of the PPP Loans were allowed to be forgiven. On June 11, 2021, the Company received a notification from Choice Financial Group that the Small Business Administration approved the Company’s loan forgiveness applications for the entire $14.0 million balance of the PPP Loans and that the remaining balance of the PPP Loans is zero. As such, the Company wrote off the debt balance and related accrued interest of $14.1 million. Such amount was included in the Company’s consolidated statements of operations in fiscal year 2021.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Debt outstanding under the above referenced agreements consisted of the following as of the periods presented:

(in thousands)	January 2, 2022	January 3, 2021
Term Loan	$15,000	$10,403
PPP Loans	—	13,957
Less: deferred financing costs	(209)	(80)
Less: current portion of long-term debt	(1,594)	(2,111)
Long-term debt, less current portion	$13,197	$22,169

Future minimum principal payments on long-term debt, as of January 2, 2022 were as follows:

(in thousands)
Fiscal Year
2022	$1,594
2023	1,500
2024	1,125
2025	1,594
2026	9,187
Total	$15,000

(9)         COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases the property for its corporate headquarters and most of its Company-owned stores under non-cancelable operating leases with remaining minimum terms ranging from one to twenty years. These lease agreements generally contain base rent escalations that are either fixed pursuant to the lease agreement or based on the consumer price index. The Company is also required to pay contingent rentals on certain of its leases in amounts between 2.5% and 7% of gross sales above a minimum threshold. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in its consolidated balance sheets.

Beginning in the second quarter of 2020, the Company negotiated rent concessions with several of its landlords due to the economic disruption to its business during the COVID-19 pandemic. The Company accounted for these lease concessions related to the effects of the COVID-19 pandemic in accordance with the lease modification accounting guidance in Topic 842, Leases. Pursuant to such guidance, the Company remeasured the modified leases using the revised terms as of the modification dates. Adjustments were made to reflect the remeasured liability with the offset to the ROU asset.

Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses and general and administrative expenses on the statement of operations. The components of lease expense for the period presented is as follows:

BBQ HOLDINGS, INC. AND SUBSIDIARIES

	Year Ended
(in thousands)	January 2, 2022	January 3, 2021
Operating lease cost	$11,898	$9,227
Short-term lease cost	430	423
Variable lease cost	818	933
Sublease income	(166)	(177)
Total lease cost	12,980	10,406

	Year Ended	Year Ended
(in thousands)	January 2, 2022	January 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,691	$7,589
Right-of-use assets obtained in exchange for new operating lease liabilities	28,864	51,682
Weighted-average remaining lease term of operating leases (in years)	8.10	10.25
Weighted-average discount rate of operating leases	4.72%	5.27%

Future maturities of lease liabilities, as of January 2, 2022, are as follows:

(in thousands)
Fiscal Year
2022	$15,857
2023	15,274
2024	14,142
2025	13,202
2026	11,601
Thereafter	39,226
Total operating lease obligations	109,302
Less imputed interest	(19,669)
Total	$89,633

Litigation

In the normal course of business, the Company is involved in a number of litigation matters that are incidental to the operation of the business. These matters generally include, among other things, matters with regard to employment, leases and general business-related issues. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on its financial position, liquidity, or to its consolidated results of operations.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

(10)         STOCK-BASED COMPENSATION

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. At the Company’s annual meeting of shareholders held in June 2021, its shareholders approved the amendment to the 2015 Plan to increase the number of common stock reserved for issuance from 1,500,000 to 2,000,000. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan prohibits the granting of options pursuant to the 2005 plan after May 12, 2015, the tenth anniversary of the date the 2005 Plan was approved by the Company’s shareholders. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of January 2, 2022, there were 783,690 shares available for grant pursuant to the 2015 Plan.

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

The Company recognized stock-based compensation expense in its consolidated statements of operations for the fiscal years ended January 2, 2022 and January 3, 2021, respectively, as follows:

	Year Ended
(in thousands)	January 2, 2022	January 3, 2021
Stock options	$332	$457
Restricted stock	936	429
	$1,268	$886

BBQ HOLDINGS, INC. AND SUBSIDIARIES

The following is a roll-forward of the Company’s stock option activity for the periods presented:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic Value
(number of awards in thousands)	(in thousands)	Exercise Price	Life in Years	(in thousands)
Options outstanding at December 29, 2019	453	$6.71	5.7	$28
Granted	277	3.85		—
Exercised	(1)	4.18		1
Canceled, forfeited or expired	(154)	9.91		10
Options outstanding at January 3, 2021	575	$4.49	6.9	$401
Granted	123	12.99		—
Exercised	(181)	4.63		1,709
Canceled, forfeited or expired	(129)	4.47		1,159
Options outstanding at January 2, 2022	388	$7.13	7.3	$3,397
Options exercisable at January 2, 2022	168	$5.26	5.9	$1,783

The following table discloses the weighted-average values of significant assumptions that the Company made in valuing option grants for the periods presented:

	Year Ended
	January 2, 2022	January 3, 2021
Weighted-average fair value of options granted during the period	$7.33	$1.79
Expected life (in years)	5.6	5.1
Expected dividend	$—	$—
Expected stock volatility	64.02%	55.02%
Risk-free interest rate	0.9%	0.9%

As of January 2, 2022, the total compensation cost related to unvested stock option awards was approximately $1.0 million, which is expected to be recognized over a period of approximately 3 years.

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at December 29, 2019	143	5.00	3.2
Granted	403	4.29
Exercised/Released	(71)	4.85
Unvested at January 3, 2021	475	$4.43	2.0
Granted	53	13.25
Exercised/Released	(168)	4.93
Canceled, forfeited or expired	(55)	4.30
Unvested at January 2, 2022	305	$5.75	2.1

As of January 2, 2022, the total compensation cost related to unvested RSU awards was approximately $1.5 million, which is expected to be recognized over a period of approximately 2 years. As of January 2, 2022, the aggregate intrinsic value of unvested RSU awards was approximately $4.8 million.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

(11)        SHAREHOLDERS’ EQUITY

On June 24, 2021, the Company entered into two separate Securities Purchase Agreements (each, a “Securities Purchase Agreement”) with institutional investors pursuant to which the Company raised (i) gross proceeds of $10,000,000, pursuant to an agreement to sell 800,000 shares of the Company’s common stock , and (ii) gross proceeds of $3,000,000 pursuant to an agreement to sell 200,000 shares of the Company’s common stock (such shares of common stock collectively referred to herein as the “Securities”, and the aggregate sale of 1,000,000 Securities referred to herein as the “Offering”). The Company used the net proceeds of the Offering for the VIBS Transaction described in Note 2 Restaurant Acquisitions. In connection with the closing of the Offering, the Company paid expenses of approximately of $572,000.

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

(12)        RETIREMENT SAVINGS PLANS

401(k) Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. The following table outlines certain information about the Company’s 401(k) plan:

	Year Ended
(dollars in thousands)	January 2, 2022	January 3, 2021
Employer contribution rate, percent of employee contributions	25.0%	25.0%
Employee contribution rate, maximum percentage of employee earnings subject to employer matching	4.0%	4.0%
Employee contributions	$646	$787
Employer match	$87	$139

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

The following table outlines certain information about the DCP:

	Year Ended
(dollars in thousands)	January 2, 2022	January 3, 2021
Employer contribution rate, percent of employee contributions	25.0%	25.0%
Employee contribution rate, maximum percentage of employee earnings subject to employer matching	4.0%	4.0%
Declared interest rate	6.0%	6.0%
Employee contributions	$38	$53
Employer match and interest	$5	$23
Distributions	$77	$29

BBQ HOLDINGS, INC. AND SUBSIDIARIES

(13)        INCOME TAXES

For financial reporting purposes, income (loss) before income taxes consists of the following components for the periods presented:

	Year Ended
(in thousands)	January 2, 2022	January 3, 2021
United States	$24,655	$1,124
Foreign	374	306
Total	$25,029	$1,430

The following table summarizes the income tax (expense) benefit for the periods presented:

	Year Ended
(in thousands)	January 2, 2022	January 3, 2021
Current:
Federal	$(86)	$6
State	(227)	(169)
Foreign	(11)	(9)
	(324)	(172)

Deferred:
Federal	(403)	2,801
State	66	208
	(337)	3,009
Total income tax (expense) benefit	$(661)	$2,837

The impact of uncertain tax positions taken or expected to be taken on income tax returns must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefit for the periods presented:

(in thousands)
Balance at December 29, 2019	4
Decreases due to lapses of statutes of limitations	(2)
Balance at January 3, 2021	2
Decreases due to lapses of statutes of limitations	—
Balance at January 2, 2022	$2

Substantially all of the Company’s unrecognized tax benefits, if recognized, would impact its effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The preparation of these income tax returns requires it to interpret and apply relevant federal and state income tax laws. It is common for federal and state taxing authorities to periodically examine filed tax returns. During these examinations, it is possible for taxing authorities to interpret facts or tax law differently than the Company does. As a result, the Company may be required to adjust tax liabilities affecting its effective tax rate. Tax years 2018 and forward remain subject to federal examination. Tax years 2017 and forward remain subject to state examination. It is possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months. The expiration of statutes of limitations would not decrease the Company’s unrecognized tax benefits.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

The Company has significant net deferred tax assets (“DTA”), which results from the net temporary timing differences between amounts recorded within its consolidated financial statements in accordance with GAAP and such amounts measured in accordance with the laws of various taxing jurisdictions and as reported in the Company’s tax returns. A DTA generally represents future tax benefits to be received when temporary differences previously reported in the Company’s consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on other Company’s tax returns. As of January 2, 2022, the majority of the Company’s DTA resulted from net operating loss and tax credit carryforwards, which will not be fully realized until the Company generates taxable income in the future. The Company evaluates its net deferred tax asset on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable and it provides for valuation allowances on those portions of the DTA that it does not expect to realize.

Significant judgment is required in determining the realizability of the Company’s DTA. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, the Company’s experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, the Company first considered its history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which it operates, its financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, the Company considered both its near and long-term financial outlook. After considering all available evidence both positive and negative, the Company concluded that recognition of valuation allowances for substantially all of its DTA was not required. The Company recognized a valuation allowance relating to certain state net operating losses for which it believes that is it more likely than not that the benefit will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.3 million on the deferred tax asset related to these state net operating loss carryforwards.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

The following is a summary of the components of the Company’s net deferred tax assets as of the periods presented:

(in thousands)	January 2, 2022	January 3, 2021
Deferred tax asset:
Federal net operating loss carry-forwards	$779	$2,298
State net operating loss carry-forwards	1,666	1,860
Tax credit carryover	4,281	3,225
Accrued expenses	716	241
Stock-based compensation	316	313
Deferred revenue	662	915
Lease reserve	21,493	18,356
Accrued and deferred compensation	475	59
Contribution carryover	37	49
Transaction and organization costs	438	98
Inventories	13	19
Total deferred tax asset	$30,876	$27,433

Deferred tax liability:
Property and equipment basis difference	$(2,468)	$(2,083)
Intangible property basis difference	(3,660)	(2,112)
Inventories	(201)	(178)
Prepaid expenses	(667)	(306)
Right of use asset	(18,937)	(16,420)
Total deferred tax liability	$(25,933)	$(21,099)

Net deferred tax assets	4,943	6,334
Valuation allowance	(1,251)	(1,400)
Deferred tax asset, net	$3,692	$4,934

During the year ended January 2, 2022, the net decrease in the Company’s DTA valuation allowance was approximately $149,000.

As of January 2, 2022, the Company had cumulative state net operating loss carryforwards for tax reporting purposes of approximately $24.3 million and federal net operating loss carryforwards for tax reporting purposes of $3.7 million which, if not used, could begin to expire in fiscal 2022 and in 2038, respectively.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

The following is a reconciliation from the Company’s statutory tax rate to its effective tax rate for the periods presented:

	Year Ended
	January 2, 2022	January 3, 2021
Federal statutory tax rate	21.0%	21.0%
State taxes, net of valuation allowance and federal benefit	0.3	(9.9)
Deferred rate change	0.8	2.0
Foreign taxes	—	0.4
Tax effect of permanent differences	(0.5)	(0.4)
Tax effect of general business credits	(3.9)	(19.4)
Tax effect of foreign tax credit	—	(0.4)
Uncertain tax positions	—	(0.2)
Return to provision update	0.2	0.9
Change in valuation allowance	(0.6)	4.0
Tax effect of permanent differences - Bargain Purchase Gain	(2.5)	(129.7)
Tax effect of PPP loan forgiveness	(11.2)	—
Other	(1.0)	(1.0)
Effective tax rate	2.6%	(132.7)%

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted on March 27, 2020 and the Consolidated Appropriations Act (the Relief Act) was enacted on December 27, 2020 in the United States. The key provisions of the CARES Act and the Relief Act, as applicable to the Company, include the following:

•The ability to use net operating losses (NOLs) to offset income without the 80% taxable income limitation enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017, and to carry back NOLs to offset prior year income for five years. These are temporary provisions that apply to NOLs incurred in 2018, 2019 or 2020 tax years. The Company did not recognize any tax benefit for the year ended January 3, 2021 or January 2, 2022 related to its ability to carry back prior year losses, as well as projected current year losses, under the CARES Act to years with the previous 35% tax rate.

•The ability to claim a current deduction for interest expense up to 50% of Adjusted Taxable Income (ATI) for tax years 2019 and 2020. This limitation was previously 30% of ATI pursuant to the TCJA and reverted to 30% in 2021. The Company has no current interest expense limitation.

•The ability to defer the payment of the employer portion of social security taxes incurred between March 27, 2020 and December 31, 2020, with 50% of the deferred amount to be paid by December 31, 2021 and the remaining 50% to be paid by December 31, 2022. For the year ended January 3, 2021 and January 2, 2022, the Company did not defer any social security taxes to be paid in 2021 and 2022.

•The ability to claim an Employee Retention Credit (ERC), which is a refundable payroll tax credit, for 50% of qualified wages or benefits, subject to certain limitations, that are paid to an employee when they are not providing services due to COVID-19. The ERC applies to qualified wages paid or incurred during the period March 13, 2020 through December 31, 2020 and is available to eligible employers whose operations were fully or partially suspended due to COVID-19, or whose gross receipts declined by more than 50% when compared to the applicable period in the prior year. The Relief Act extended this credit to wages paid through July 1, 2021, increased the credit amounts, and now applies to businesses whose sales declined by more than 20%. The Company does not believe that the ERC will provide benefits for the Company.

•The Company received $14.0 million in Paycheck Protection Program (PPP) loans and the loans were forgiven in 2021. The CARES Act provides that the loan forgiveness is tax-exempt for federal purposes. In addition, the Relief Act provided that the expenses paid with the PPP loan proceeds are deductible for federal income tax purposes.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Based on state guidance, certain states have disallowed PPP loan related expenses. As such, the Company has reflected these state addbacks in the appropriate state calculations.

(14)        ASSET IMPAIRMENT, ESTIMATED LEASE TERMINATION AND OTHER CLOSING COSTS

The following is a summary of asset impairment, estimated lease termination and other closing costs for the periods presented:

	Year Ended
(dollars in thousands)	January 2, 2022	January 3, 2021
Asset impairments, net	$—	$5,532
Lease termination and restaurant closure expenses	116	151
Asset impairment, estimated lease termination charges and other closing costs	$116	$5,683

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

The Company had no assets measured at fair value in its consolidated balance sheets as of January 2, 2022 and January 3, 2021, except for the assets recorded at fair value in conjunction with restaurant acquisitions (see Note 2 Restaurant Acquisitions).

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

to the Company an exclusive license to use and sublicense the patents, trademarks, trade names, service marks, logos and designs related to Clark Crew BBQ restaurants and products. The term of the License Agreement is indefinite and may only be terminated by mutual written consent, unless the Company breached the License Agreement.

Because the Company has provided more than half of the subordinated financial support of Mercury and control Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. Mercury generated net income of approximately $434,000 during fiscal year 2021, of which $347,000 was recorded as non-controlling interest the Company’s consolidated financial statement. During fiscal year 2020, Mercury generated a net loss of approximately $849,000, of which $680,000 was recorded as non-controlling interest on the Company’s consolidated financial statements. As of January 2, 2022, Mercury’s assets included approximately $2.5 million of property, equipment and leasehold improvements, net, a $1.7 million ROU asset and $123,000 of inventory. The liabilities recognized as a result of consolidating Mercury BBQ’s results of operations do not represent additional claims on the general assets of BBQ Holdings, Inc.; rather, they represent claims against the specific assets of the Mercury BBQ’s. Conversely, assets recognized as a result of consolidating the Mercury BBQ’s results of operations do not represent additional assets that could be used to satisfy claims against the general assets of BBQ Holdings.

(17)         RELATED PARTY TRANSACTIONS

Charles Davidson, a franchisee of the Company, currently serves as a director of the Company and is the beneficial owner of approximately 16.1% of the Company’s common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital.

The following table outlines amounts received from related parties during the years ended January 2, 2022 and January 3,2021:

	Year Ended
(in thousands)	January 2, 2022	January 3, 2021
Revenues and NAF contributions - Charles Davidson	643	515

The following table outlines accounts receivable, net from related parties as of January 2, 2022 and January 3, 2021:

(in thousands)	January 2, 2022	January 3, 2021
Accounts receivable, net - Charles Davidson	64	52

(18)         SUBSEQUENT EVENTS

The Company evaluated for the occurrence of subsequent events through the issuance date of its financial statements. No recognized or non-recognized subsequent events occurred that require recognition or disclosure in the consolidated financial statements other than the items below.

On March 10, 2022, the Company executed an Asset Purchase Agreement for substantially all the assets related to the fast-growing Barrio Queen restaurant group, and it expects to close the transaction within 45 days. Barrio Queen is known for their authentic Mexican fine dining in Phoenix, Arizona. There are currently seven operating restaurants and a lease signed for an eighth with a target opening date of December 2022. The purchase price of $28.0 million is anticipated to be funded with cash and debt.

On March 11, 2022, the Company executed and closed on an Asset Purchase Agreement for three bar-centric locations. The purchase price of $4.5 million was funded with cash. Due to the timing of the signing and closing of this acquisition, the initial accounting for this acquisition is not complete. In addition, we are not able to complete substantially all disclosures required by ASC 805.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Financial Statement Schedule

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions	Deductions
	Balance at	Charged to	Credits to	Balance at
	Beginning of	Costs and	Other	End of
(in thousands)	Period	Expenses	Accounts	Period
Year ended January 3, 2021:
Allowance for doubtful accounts	$132	$145	$—	$277
Reserve for lease termination costs and asset retirement obligation	8	—	(8)	—

Year ended January 2, 2022:
Allowance for doubtful accounts	$277	$708	$(715)	$270

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, dated March 29, 2019, incorporated by reference to Exhibit 3.1 to Form 8-K12B filed on September 17, 2019

3.2	Bylaws, dated March 29, 2019, incorporated by reference to Exhibit 2.1 of Form 8-K12B filed on September 17, 2019

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 of Form 10-K filed on March 27, 2020

10.1	Second Amended and Restated Non-Qualified Deferred Compensation Plan, dated January 1, 2008, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 14, 2008 †

10.2	Amended and Restated 2005 Stock Incentive Plan (as amended through January 21, 2013), incorporated by reference to Exhibit 10.6 to Form 10-K filed March 15, 2013 †

10.3	Form of Director Restricted Stock Agreement Granted Under the Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-K filed March 13, 2015 †

10.4	Form of Indemnification Agreement between BBQ Holdings, Inc. and certain of its directors and officers, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 6, 2015

10.5	Schedule of directors and officers subject to Indemnification Agreements in the form of Exhibit 10.30, incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 6, 2015

10.6

Asset Purchase Agreement dated November 1, 2017 among BBQ Holdings Ribs of Maryland, Inc., BBQ Holdings Ribs, Inc., Commonwealth Blue Ribbon Restaurants, LLC and Capital Blue Ribbon Restaurants, LLC, incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S 1 filed on December 29, 2017

10.7	BBQ Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan dated March 29, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 19, 2020 †

10.8	Secured Promissory Note, dated July 18, 2018 between Mercury BBQ LLC and BBQ Holdings, Inc., incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 13, 2018

10.9

Intellectual Property License Agreement, dated July 18, 2018 among Travis Clark, Clark Championship Products LLC and BBQ Holdings, Inc., incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 13, 2018

10.10

Asset Purchase Agreement, dated January 29, 2019, by and among BBQ Holdings Ribs, Inc., Legendary BBQ, Inc., Cornerstar BBQ, Inc., Razorback BBQ, Inc., Larkridge BBQ, Inc., Mesa Mall BBQ, Inc., and Quebec Square BBQ, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed February 4, 2019

10.11	Form of Restricted Stock Agreement Granted under the Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.41 to Form 10-K filed March 4, 2019 †

Exhibit No.	Description
10.12	Purchase Agreement, dated June 12, 2019, by and among Famous Dave’s Ribs, Inc. and General Realty CE LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2019

10.13

Loan Agreement dated June 20, 2019, by and among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. and Choice Financial Group, incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 26, 2019

10.14

Term Promissory Note dated June 20, 2019 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. to Choice Financial Group, incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 26, 2019

10.15

Revolving Promissory Note, dated June 20, 2019 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. to Choice Financial Group, incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 26, 2019

10.16

Mortgage Security Agreement and Fixture Financing Statement, dated June 20, 2019 among Famous Dave’s of America, Inc., D&D of Minnesota, Inc., Famous Dave’s Ribs of Maryland, Inc., Famous Dave’s Ribs, Inc., Famous Dave’s Ribs-U, Inc., Lake & Hennepin BBQ & Blues, Inc. to Choice Financial Group, incorporated by reference to Exhibit 10.5 to Form 8-K filed on June 26, 2019

10.17

Intellectual Property License Agreement, dated October 2, 2019 between Clark Championship Products LLC and Mercury BBQ, LLC, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 12, 2019

10.18

Amendment, dated October 2, 2019, among Travis Clark, Clark Championship Products LLC and BBQ Oklahoma, Inc., to the Intellectual Property License Agreement, dated July 13, 2018, incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 12, 2019

10.19	Secured Promissory Note, dated October 2, 2019, between Mercury BBQ LLC and BBQ Oklahoma, Inc., incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 12, 2019

10.20

Asset Purchase Agreement, dated February 11, 2020 among the Company and Granite City Food & Brewery Ltd. and its related entities, incorporated by reference to Exhibit 10.1 of Form 10-Q filed May 13, 2020

10.21

First Amendment to Asset Purchase Agreement, dated February 21, 2020, to Asset Purchase Agreement, dated February 11, 2020, among the Company and Granite City Food & Brewery Ltd. and its related entities, incorporated by reference to Exhibit 10.2 of Form 10-Q filed May 13, 2020

10.22	Offer of Employment Letter to Albert Hank, dated January 8, 2021, incorporated by reference to Exhibit 10.1 of Form 8-K filed January 13, 2021 †

10.23	Membership Interest Purchase Agreement, dated June 24, 2021, incorporated by reference to Exhibit 10-1 to Form 8-K filed June 25, 2021

10.24	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.2.1 to Form 8-K filed June 25, 2021

Exhibit No.		Description

10.25		Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.2.2 to Form 8-K filed June 25, 2021

10.26		Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.3 to Form 8-K filed June 25, 2021

10.27		Offer of Employment Letter to Jason Schanno, dated August 9, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 12, 2021 †

10.28		Credit Agreement with JPMorgan Chase Bank, N.A. dated November 23, 2021, incorporated by reference to Form 8-K filed November 30, 2021

10.29		Employment Agreement dated March 15, 2022 between BBQ Holdings, Inc. and Jeffery Crivello *†

10.30		Restricted Stock Agreement for Jeffery Crivello, dated March 15, 2022, granted under the Amended and Restated 2015 Equity Incentive Plan *†

10.31		Asset Purchase Agreement, dated March 10, 2022, relating to the purchase of the assets of the Barrio Queen restaurant group, incorporated by reference to Form 8-K filed March 14, 2022.

16.1		Letter of Grant Thornton to the Securities and Exchange Commission dated April 21, 2020, incorporated by reference to Form 8-K filed April 21, 2020

21.1	*	Subsidiaries of BBQ Holdings, Inc.

23.1	*	Consent of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*    Filed herewith

†    Management compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBQ HOLDINGS, INC.
(“Registrant”)

Dated: March 16, 2022	By:	/s/Jeffery J. Crivello
Jeffery J. Crivello
Chief Executive Officer (Principal Executive Officer)

	By:	/s/Jason Schanno
Jason Schanno
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2022 by the following persons on behalf of the registrant, in the capacities indicated.

Signature	Title

/s/Jeffery J. Crivello	Chief Executive Officer and Director
Jeffery J. Crivello

/s/ Bryan L. Wolff	Non-Executive Chairman of the Board of Directors
Bryan L. Wolff

/s/Charles Davidson	Director
Charles Davidson

/s/ Peter O. Haeg	Director
Peter O. Haeg

/s/Rachel Maga	Director
Rachel Maga