Form 10-Q
period 2022-04-03
BBQ HOLDINGS, INC.
filed 2022-05-12
CIK 1021270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2022

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

As of May 9, 2022, 10,755,801 shares of the registrant’s Common Stock were outstanding.

BBQ HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

ASSETS
Current assets:	April 3, 2022	January 2, 2022
Cash and cash equivalents	$35,431	$40,309
Restricted cash	1,677	1,152
Accounts receivable, net of allowance for doubtful accounts of $301,000 and $270,000, respectively	3,188	5,476
Inventories	3,281	3,316
Prepaid expenses and other current assets	4,313	3,919
Total current assets	47,890	54,172

Property, equipment and leasehold improvements, net	39,748	39,943

Other assets:
Operating lease right-of-use assets	81,248	78,843
Goodwill	5,676	3,037
Intangible assets, net	23,714	23,444
Deferred tax asset, net	3,922	3,692
Other assets	1,493	1,292
Total assets	$203,691	$204,423

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,951	$7,661
Current portion of operating lease liabilities	12,511	11,904
Current portion of long-term debt and finance lease liabilities	1,488	1,621
Accrued compensation and benefits	6,157	7,121
Gift card liability	8,809	11,257
Other current liabilities	8,752	8,510
Total current liabilities	44,668	48,074

Long-term liabilities:
Operating lease liabilities, less current portion	79,362	77,729
Finance lease liabilities, less current portion	292	79
Long-term debt, less current portion	12,819	13,197
Other liabilities	1,087	997
Total liabilities	138,228	140,076

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 10,750 and 10,495 shares issued and outstanding at April 3, 2022 and January 2, 2022, respectively	108	105
Additional paid-in capital	22,248	21,782
Retained earnings	44,158	43,391
Total shareholders’ equity	66,514	65,278
Non-controlling interest	(1,051)	(931)
Total equity	65,463	64,347
Total liabilities and equity	$203,691	$204,423

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

APRIL 3, 2022 AND APRIL 4, 2021

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Revenue:
Restaurant sales, net	$58,731	$33,603
Franchise royalty and fee revenue	3,607	2,374
Franchisee national advertising fund contributions	490	328
Licensing and other revenue	1,356	1,014
Total revenue	64,184	37,319

Costs and expenses:
Food and beverage costs	18,357	10,057
Labor and benefits costs	19,386	10,254
Operating expenses	17,239	10,249
Depreciation and amortization expenses	2,423	1,552
General and administrative expenses	5,291	4,038
National advertising fund expenses	490	328
Asset impairment, estimated lease termination charges and other closing costs, net	409	12
Pre-opening expenses	65	28
Loss (gain) on disposal of property, net	44	(8)
Total costs and expenses	63,704	36,510

Income from operations	480	809

Other income (expense):
Interest expense	(120)	(54)
Interest income	8	24
Gain on bargain purchase	38	—
Total other income (expense)	(74)	(30)

Income before income taxes	406	779

Income tax (expense) benefit	241	(82)

Net income	647	697
Net loss attributable to non-controlling interest	120	102
Net income attributable to shareholders	$767	$799

Income per common share:
Basic net income per share attributable to shareholders	$0.07	$0.09
Diluted net income per share attributable to shareholders	$0.07	$0.08
Weighted average shares outstanding - basic	10,552	9,208
Weighted average shares outstanding - diluted	10,649	9,501

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 3, 2022 AND APRIL 4, 2021

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - January 2, 2022	10,495	$105	$21,782	$43,391	$65,278	$(931)	$64,347
Issuance of restricted common stock, net of shares withheld for taxes	227	3	(22)	—	(19)	—	(19)
Issuance of common stock upon exercise of options, net of shares withheld for taxes	28	—	104	—	104	—	104
Stock-based compensation	—	—	384	—	384	—	384
Net income	—	—	—	767	767	(120)	647
Balance - April 3, 2022	10,750	$108	$22,248	$44,158	$66,514	$(1,051)	$65,463

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance - January 3, 2021	9,307	$93	$8,748	$19,370	$28,211	$(1,278)	$26,933
Stock-based compensation	—	—	318	—	318	—	318
Net income	—	—	—	799	799	(102)	697
Balance - April 4, 2021	9,307	$93	$9,066	$20,169	$29,328	$(1,380)	$27,948

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

APRIL 3, 2022 AND APRIL 4, 2021

(in thousands)

(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Cash flows from operating activities:
Net income	$647	$697
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	2,423	1,552
Stock-based compensation	384	318
Net (gain) loss on disposal	44	(8)
Asset impairment, estimated lease termination charges and other closing costs, net	409	12
Gain on bargain purchase	(38)	—
Amortization of operating right-of-use assets	2,894	2,134
Deferred tax asset	(230)	82
Other non-cash items	(6)	186
Changes in operating assets and liabilities:
Accounts receivable, net	2,296	598
Prepaid expenses and other assets	(114)	(1,197)
Accounts payable	(710)	1,635
Accrued compensation and benefits	(871)	1,678
Lease liabilities	(3,258)	(1,513)
Gift card liability	(2,544)	(1,563)
Accrued and other liabilities	62	(425)
Cash flows provided by operating activities	1,388	4,186
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(722)	(691)
Payments for acquired restaurants	(4,434)	—
Payments received on note receivable	—	6
Cash flows used for investing activities	(5,156)	(685)
Cash flows from financing activities:
Payments on long-term debt	(562)	(519)
Tax payments for restricted stock units and stock options exercised	(130)	—
Proceeds from exercise of stock options	107	—
Cash flows used for financing activities	(585)	(519)
Increase (decrease) in cash, cash equivalents and restricted cash	(4,353)	2,982
Cash, cash equivalents and restricted cash, beginning of period	41,461	19,603
Cash, cash equivalents and restricted cash, end of period	$37,108	$22,585

Supplemental Disclosures
Cash paid for interest, net	$107	$116

Non-cash investing and financing activities:
Operating right-of-use assets acquired	4,533	—
Lease liabilities assumed pursuant to acquisitions	4,574	—
Gift card liability assumed pursuant to acquisitions	96	—
Inventory acquired pursuant to acquisitions	85	—

See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

Basis of Presentation

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Village Inn”, “Barrio Queen”, “Granite City”, Real Urban Barbecue”, “Clark Crew BBQ”, “Tahoe Joe’s Steakhouse”, “Bakers Square”, “Craft Republic”, and “Fox & Hound”. Additionally, the Company franchises restaurants under the name “Famous Dave’s” and “Village Inn”. As of April 3, 2022, there were 144 Famous Dave’s restaurants operating in three countries, including 40 Company-owned restaurants and 104 franchise-operated restaurants. This includes the eight Famous Dave’s ghost kitchens the Company operates out of its Granite City restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. The Company owns and operates 18 Granite City Food & Brewery restaurants located throughout the Midwest and two Real Urban Barbecue restaurants located in Illinois. On July 30, 2021, the Company completed the purchase of the Village Inn family restaurant concept currently with 22 Company-owned restaurants and 103 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 14 Company-owned restaurants and four locations where Bakers Square pies are licensed. On October 4, 2021, the Company opened its second Real Urban Barbecue restaurant located in Oak Brook, Illinois and on October 8, 2021 the Company acquired the Tahoe Joe's Steakhouse brand. On March 11, 2022 the Company acquired three bar-centric locations, collectively referred to as “Famous Craft Concepts”, and on April 25, 2022, the Company executed an Asset Purchase Agreement for another bar-centric restaurant. On April 11, 2022, the Company closed the purchase of Barrio Queen, a chain of seven authentic Mexican fine dining restaurants in Phoenix, Arizona.

The accompanying condensed consolidated balance sheet as of January 2, 2022, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. The information furnished in these condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited financial statements represent the condensed consolidated financial statements of the Company and its subsidiaries as of April 3, 2022 and January 2, 2022, and for the three months ended April 3, 2022 and April 4, 2021. The results for the three months ended April 3, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BBQ Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022 as filed with the SEC on March 16, 2022.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. During the first quarter of 2021, mandated restrictions began to ease in a number of the markets in which the Company operates. Although the Company has experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on its business remains uncertain, the duration and scope of which cannot currently be predicted. As new variants of COVID-19 are being discovered and cases continue to occur at material rates throughout the markets in which the Company does business, the Company cannot predict the severity of another surge, what additional restrictions may be enacted, to what extent it can maintain off-premise sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to its dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to the Company’s operating results and financial position.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. Despite the fact that vaccines are now widely available across the country, there are widespread increases in diagnosed cases reported since the end of the second quarter of 2021 largely due to the spread of COVID-19 variants. The duration of the disruption on global, national, and local

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

economies cannot be reasonably estimated at this time due to the ongoing effects of this situation. Management is continually evaluating the impact of this global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary.

Income Taxes

The Company maintains a federal deferred tax asset (“DTA”) which was in the amount of $3.9 million as of April 3, 2022 and $3.7 million as of January 2, 2022. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of April 3, 2022, the Company concluded that the DTA is fully realizable and that no further valuation allowance was necessary; however, the Company will continue to evaluate the DTA on a quarterly basis until the DTA has been fully utilized.

The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended
	April 3, 2022	April 4, 2021
Effective tax rate	(59.4)%	10.5%

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

Restricted cash and marketing fund

The Company has Marketing Development Funds, to which Company-owned Famous Dave’s and Village Inn restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, for use in public relations and marketing development efforts. The funds held in this account are used in part to reimburse the Company for its marketing and digital services activities on behalf of the Famous Dave’s and Village Inn brands. The Company also receives funds from its suppliers to be used exclusively for point-of-sale equipment purchases for its own stores as well as its Famous Dave’s franchisees. As the assets held by these funds are considered to be restricted, the Company reflects the cash related to these funds within restricted cash and reflects the related liability within accrued expenses on its consolidated balance sheets. The Company had approximately $1.7 and $1.2 million in these funds as of April 3, 2022 and January 2, 2022, respectively.

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

The following table is a reconciliation of basic and diluted net income per common share:

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
(in thousands, except per share data)	April 3, 2022	April 4, 2021
Net income per share – basic:
Net income attributable to shareholders	$767	$799
Weighted average shares outstanding - basic	10,552	9,208
Basic net income per share attributable to shareholders	$0.07	$0.09

Net income per share – diluted:
Net income attributable to shareholders	$767	$799
Weighted average shares outstanding - diluted	10,649	9,501
Diluted net income per share attributable to shareholders	$0.07	$0.08

There were approximately 20,250 and 24,000 stock options outstanding as of April 3, 2022 and April 4, 2021, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

(2)          Restaurant Acquisitions

On February 21, 2022, the Company completed the acquisition of the assets and operations of a Famous Dave’s franchise location in La Crosse, Wisconsin. The contract purchase price of the restaurant was approximately $50,000, exclusive of closing costs plus the assumption of the lease, gift card, and certain other liabilities. The assets acquired and the liabilities assumed were considered to be immaterial and were recorded at estimated fair values based on information available, including an ROU asset and offsetting liability of approximately $682,000. Pro forma results were deemed immaterial to the Company.

On March 11, 2022, the Company completed the acquisiton of three bar-centric locations, two of which are Craft Republic locations and one of which is a Fox and Hound location (collectively, “Famous Craft Concepts” or “FCC”). The purchase price of $4.6 million was funded with cash. Due to the timing of the signing and closing of this acquisition, the initial accounting for this acquisition is incomplete as of the date of this filing. As such, complete ASC 805 “Business Combinations” disclosures could not be made. Management recorded preliminary fair values for the assets acquired and liabilities assumed based on information available as of the date of this filing and will adjust those estimates in a subsequent period once the full independent valuation and management review is finalized. The consolidated statements of operations include the results of these operations from the date of acquisition. Revenue and earnings of FCC included in the consolidated statements of operations in the quarter ended April 3, 2022 totaled approximately $603,000 and $121,000, respectively.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allocation of assets acquired and liabilities assumed for the Famous Craft Concepts Transaction:

(in thousands)
Assets acquired:
Inventory	106
Property, plant, equipment and leasehold improvements, net	1,216
Lease right-of-use asset, net of unfavorable lease value	3,851
Identifiable intangible assets, net	689
Other current assets	30
Total identifiable assets acquired	5,892
Liabilities assumed:
Lease liability	(3,851)
Other current liabilities	(269)
Net assets acquired	1,772
Goodwill	2,639
Total consideration transferred	$4,411

Unaudited pro forma results of operations for the three months ended April 3, 2022 as if the Company had acquired the operations of Famous Craft Concepts, Village Inn and Bakers Square, and Tahoe Joe’s at the beginning of each period presented is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. For allocation of assets acquired and liabilities assumed regarding the Village Inn and Bakers Square and Tahoe Joe’s acquisitions see 10-K filed by the Company on March 16, 2022.

	Three Months Ended
	April 3, 2022	April 4, 2021
(in thousands)
Pro forma revenues	$65,523	$54,950
Pro forma net income attributable to shareholders	$921	$2,037
Basic pro forma net income per share attributable to shareholders	$0.09	$0.22
Diluted pro forma net income per share attributable to shareholders	$0.09	$0.21

(3)          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

(in thousands)	April 3, 2022	January 2, 2022
Prepaid expenses and deferred costs	$1,891	$2,241
Prepaid rent	1,368	1,384
Prepaid insurance	867	257
Other prepaid expenses	187	37
Prepaid expenses and other current assets	$4,313	$3,919

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)	Property, Equipment and Leasehold Improvements, net

Property, equipment and leasehold improvements, net, consisted of the following:

(in thousands)	April 3, 2022	January 2, 2022
Land, buildings, and improvements	$40,622	$39,632
Furniture, fixtures, equipment and software	34,125	33,565
Décor	434	434
Construction in progress	175	—
Accumulated depreciation and amortization	(35,608)	(33,688)
Property, equipment and leasehold improvements, net	$39,748	$39,943

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

Intangible assets consisted of the following:

(in thousands)	April 3, 2022	January 2, 2022
Franchise rights, net	10,741	11,104
Liquor licenses	981	1,018
Trademark/Logos/Patents	11,922	11,233
Database	70	89
Intangible assets, net	$23,714	$23,444

(6)         Other Current Liabilities

Other current liabilities consisted of the following at:

(in thousands)	April 3, 2022	January 2, 2022
Sales tax payable and state income tax payable	1,763	1,657
Other accrued expense	2,319	3,613
Accrued real estate taxes	2,240	2,170
Accrued interest	28	26
Accrued utilities	568	560
Deferred revenue, other	1,716	366
Deferred franchise fees	118	118
Other current liabilities	$8,752	$8,510

(7)          Long-Term Debt

On November 23, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. The Credit Agreement had a five-year term and provided for up to a $5.0 million revolving line of credit and a $15.0 million term loan. The Credit Agreement also provided for the issuance of letters of credit in an aggregate amount up to $1,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness previously owed to Choice Financial Group. The proceeds were also used for accretive capital allocation and for working capital purposes.

The Credit Agreement was amended on April 11, 2022 (the “Amended Credit Agreement”), increasing the revolving line of credit to $25.0 million and the term loan to $25.0 million. The Amended Credit Agreement has a five-year term. Proceeds of

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

borrowings shall be used for accretive capital allocation and for working capital purposes. Specifically, a portion of the increased borrowings was used to fund the acquisition of Barrio Queen that closed on April 11, 2022. The Company’s obligations under the Amended Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Amended Credit Agreement bear interest in the range of 1.75% to 2.25% per annum plus SOFR. If SOFR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Amended Credit Agreement. Quarterly principal payments are required with a balloon payment due at maturity.

The Amended Credit Agreement contains customary representations, warranties and covenants, including the financial covenants to maintain a rent adjusted leverage ratio not greater than 4.5 to 1.0 and a fixed charge coverage ratio of not less than 1.1 to 1.0. In addition, the Amended Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, to merge or consolidate with other entities, to make restricted payments such as dividends and stock repurchases, and to make capital expenditures in excess of $10.0 million in the aggregate during any fiscal year.

Debt outstanding consisted of the following as of the periods presented:

(in thousands)	April 3, 2022	January 2, 2022
Term Loan	$14,438	$15,000
Less: deferred financing costs	(213)	(209)
Less: current portion of long-term debt	(1,406)	(1,594)
Long-term debt, less current portion	$12,819	$13,197

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses and general and administrative expenses on the statement of operations. The components of lease expense for the period presented is as follows:

	Three Months Ended	Three Months Ended
(in thousands)	April 3, 2022	April 4, 2021
Operating lease cost	$3,742	$2,442
Short-term lease cost	128	96
Variable lease cost	216	368
Sublease income	(54)	(44)
Total lease cost	$4,032	$2,862

Supplemental cash flow information related to leases for the period presented is as follows:

	Three Months Ended	Three Months Ended
(in thousands)	April 3, 2022	April 4, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,964	$2,155
Right-of-use assets obtained in exchange for new operating lease liabilities	5,451	-
Weighted-average remaining lease term of operating leases (in years)	7.88	10.10
Weighted-average discount rate of operating leases	4.62%	5.27%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)        Revenue Recognition

Deferred franchise fee revenue included in other liabilities consist primarily of franchise fees which are recognized straight-line over the life of the agreements, and area development fees which are deferred until a new restaurant is opened pursuant to the agreement. The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of April 3, 2022:

(in thousands)
Fiscal Year
2022	$90
2023	112
2024	136
2025	79
2026	167
Thereafter	216
Total	$800

The following table reflects the change in contract liabilities between January 2, 2022 and April 3, 2022:

(in thousands)	April 3, 2022
Beginning Balance	$806
Additions	25
Revenue recognized	(31)
Ending Balance	$800

(

(10)       Stock-based Compensation

Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The number of common stock reserved for issuance is 2,000,000. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan expired in 2015 and no additional options may be granted. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of April 3, 2022, there were 552,082 shares available for grant pursuant to the 2015 Plan.

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

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three months ended April 3, 2022, and April 4, 2021, respectively, as follows:

	Three Months Ended
(in thousands)	April 3, 2022	April 4, 2021
Stock options	$87	$89
Restricted stock	297	229
	$384	$318

Information regarding the Company’s stock options is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of options in thousands)	Options	Exercise Price	Life in Years
Options outstanding at January 2, 2022	388	$7.13	7.3
Granted	—	—
Exercised	(28)	3.70
Canceled, forfeited or expired	—	—
Options outstanding at April 3, 2022	360	$7.40	7.2

	Three Months Ended
	April 3, 2022	April 4, 2021
Weighted-average fair value of options granted during the period	$—	$2.74
Expected life (in years)	—	2.5
Expected dividend	$—	$—
Expected stock volatility	—%	76.48%
Risk-free interest rate	—%	0.2%

Information regarding the Company’s restricted stock is summarized below:

			Weighted
			Average
			Remaining
	Number of	Weighted Average	Contractual
(number of awards in thousands)	Awards	Award Date Fair Value	Life in Years
Unvested at January 2, 2022	305	$5.75	2.1
Granted	235	13.80
Exercised/Released	(6)	10.25
Canceled, forfeited or expired	(2)	13.25
Unvested at April 3, 2022	532	$9.21	2.6

(11)	Shareholders’ Equity

On June 24, 2021, the Company entered into two separate Securities Purchase Agreements (each, a “Securities Purchase Agreement”) with institutional investors pursuant to which the Company raised (i) gross proceeds of $10,000,000, pursuant to an agreement to sell 800,000 shares of the Company’s common stock , and (ii) gross proceeds of $3,000,000 pursuant to an agreement to sell 200,000 shares of the Company’s common stock (such shares of common stock collectively referred to herein as the “Securities”, and the aggregate sale of 1,000,000 Securities referred to herein as the “Offering”). The Company used the net proceeds of the Offering for the VIBS Transaction described in Note 2 Restaurant Acquisitions found in our fiscal 2021 10-K filing. In connection with the closing of the Offering, the Company paid expenses of approximately of $572,000.

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

Because the Company has provided more than half of the subordinated financial support of Mercury and control Mercury via its representation on the board of managers, the Company has concluded that Mercury is a VIE, of which the Company is the primary beneficiary and must consolidate Mercury. Mercury generated net loss of approximately $150,000 during the first quarter of fiscal year 2022, of which $120,000 was recorded as non-controlling interest on our condensed consolidated financial statements.  During the first quarter of fiscal year 2021, Mercury generated a net loss of approximately $128,000, of which $102,000 was recorded as non-controlling interest on our condensed consolidated financial statements.  As of April 3, 2022, Mercury’s assets included approximately $2.4 million of property, equipment and leasehold improvements, net, a $1.7 million ROU asset and $121,000 of inventory.  The liabilities recognized as a result of consolidating Mercury BBQ’s results of operations do not represent additional claims on the general assets of BBQ Holdings, Inc.; rather, they represent claims against the specific assets of the Mercury BBQ’s. Conversely, assets recognized as a result of consolidating the Mercury BBQ’s results of operations do not represent additional assets that could be used to satisfy claims against the general assets of BBQ Holdings.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(14) Related Party Transactions

Charles Davidson, a franchisee of the Company, currently serves as a director of the Company and is the beneficial owner of approximately 15.7% of the Company’s common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital.

The following table outlines amounts received from related parties during the three months ended April 3, 2022, and April 4, 2021, respectively:

	Three Months Ended
(in thousands)	April 3, 2022	April 4, 2021
Revenues and NAF contributions - Charles Davidson	167	138

The following table outlines accounts receivable from related parties as of April 3, 2022 and January 2, 2022:

(in thousands)	April 3, 2022	January 2, 2022
Accounts receivable, net - Charles Davidson	71	64

(15) Subsequent Events

On March 10, 2022, the Company executed an Asset Purchase Agreement for substantially all the assets related to the Barrio Queen restaurant group, and closed the transaction on April 11, 2022. Barrio Queen is known for their authentic Mexican fine dining in Phoenix, Arizona. There are currently seven operating restaurants and a lease signed for an eighth with a target opening date in 2023. The purchase price of approximately $28.5 million was funded with cash and debt.

On April 11, 2022, the Company refinanced its debt agreement with JPM Chase bank (the “Amended Credit Agreement”), increasing the revolving line of credit to $25.0 million and the term loan to $25.0 million. The Amended Credit Agreement has a five-year term. Proceeds of borrowings shall be used for accretive capital allocation and for working capital purposes. Specifically, a portion of the increased borrowings was used to fund the acquisition of Barrio Queen that closed on April 11, 2022. The Company’s obligations under the Amended Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Amended Credit Agreement bear interest in the range of 1.75% to 2.25% per annum plus SOFR.

On April 25, 2022, the Company executed an Asset Purchase Agreement for another bar-centric restaurant, and we expect to close the transaction in Q2 2022. The purchase price of $3.4 million will be funded with cash.

On May 2, 2022, the Company completed the acquisition of the assets and operations of two Famous Dave’s franchise locations in Nebraska, for total consideration of approximately $400,000.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Village Inn”, “Barrio Queen”, “Granite City”, Real Urban Barbecue”, “Clark Crew BBQ”, “Tahoe Joe’s Steakhouse”, “Bakers Square”, “Craft Republic”, and “Fox & Hound”. Additionally, the Company franchises restaurants under the name “Famous Dave’s” and “Village Inn”. As of April 3, 2022, there were 144 Famous Dave’s restaurants operating in three countries, including 40 Company-owned restaurants and 104 franchise-operated restaurants. This includes the eight Famous Dave’s ghost kitchens the Company operates out of its Granite City restaurants. The first Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings has a 20% ownership in this venture. The Company owns and operates 18 Granite City Food & Brewery restaurants located throughout the Midwest and two Real Urban Barbecue restaurants located in Illinois. On July 30, 2021, the Company completed the purchase of the Village Inn family restaurant concept currently with 22 Company-owned restaurants and 103 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 14 Company-owned restaurants and four locations where Bakers Square pies are licensed. On October 4, 2021, the Company opened its second Real Urban Barbecue restaurant located in Oak Brook, Illinois and on October 8, 2021 the Company acquired the Tahoe Joe's Steakhouse brand. On March 11, 2022 the Company acquired three bar-centric locations, collectively referred to as “Famous Craft Concepts”, and on April 25, 2022, the Company executed an Asset Purchase Agreement for another bar-centric restaurant. On April 11, 2022, the Company closed the purchase of Barrio Queen, a chain of seven authentic Mexican fine dining restaurants in Phoenix, Arizona.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. During the first quarter of 2021, mandated restrictions began to ease in a number of the markets in which the Company operates. Although the Company has experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on its business remains uncertain, the duration and scope of which cannot currently be predicted. As new variants of COVID-19 are being discovered and cases continue to occur at material rates throughout the markets in which the Company does business, the Company cannot predict the severity of another surge, what additional restrictions may be enacted, to what extent it can maintain off-premise sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to its dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to the Company’s operating results and financial position.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

The following table includes the number of Company-owned and franchise-operated restaurants as of the dates presented:

	BBQ Holdings
	Three Months Ended	Three Months Ended
	April 3, 2022	April 4, 2021
Company-owned restaurants:
Famous Dave's	40	27
Granite City Food & Brewery	18	18
Real Urban Barbecue	2	1
Clark Crew BBQ	1	1
Village Inn	22	—
Bakers Square	14	—
Tahoe Joe's	4	—
Famous Craft Concepts	3	—
End of period	104	47
% of system	33%	32%
Franchise-operated and licensed restaurants:
Famous Dave's	104	100
Village Inn	103	—
Bakers Square	4	—
End of period	211	100
% of system	67%	68%
System end of period total	315	147

Of the 104 franchise-operated restaurants, 19 are Famous Dave’s ghost kitchens operating out of the kitchen of another restaurant location or a shared kitchen space. Additionally, eight of our Granite City locations are operating Famous Dave’s ghost kitchens under licensing agreements.

Fiscal Year

Our fiscal year ends on the Sunday closest to December 31st. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Both fiscal year 2022, ending January 1, 2023, and fiscal year 2021, ended January 2, 2022, consist of 52 weeks.

Revenue

Our revenue consists of restaurant sales, franchise-related revenue and licensing, national advertising fund contributions and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty and national advertising fund payments. Currently, our domestic area development fee consists of a one-time, non-refundable payment of approximately $15,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our international area development agreements, the one-time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Currently, our initial, non-refundable, franchise fee for domestic growth depends on the restaurant model and varies from $15,000 to $45,000 per location. Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales. Licensing revenue includes royalties from a retail line of business, including Famous Dave’s branded sauces, rubs, marinades and seasonings. Other revenue includes the recognition of gift card breakage, opening assistance and training we provide to our franchise partners, the sale of Real Urban Barbeque consumer packaged goods, and the sale of raw brewing products produced at the Granite City brewing facility.

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

Results of Operations – the three months ended April 3, 2022 compared to the three months ended April 4, 2021.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes, and the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

The table below presents items in our unaudited condensed consolidated statements of operations as a percentage of net restaurant sales or total revenue, as indicated, for the periods presented.

	Three Months Ended
	April 3, 2022	April 4, 2021
Food and beverage costs(1)	31.3%	29.9%
Labor and benefits costs(1)	33.0%	30.5%
Operating expenses(1)	29.3%	30.5%
Restaurant-level operating margin(1)(2)	6.4%	9.1%
Depreciation and amortization expenses(3)	3.8%	4.2%
General and administrative expenses(3)	8.2%	10.8%
Income (loss) from operations(3)	0.7%	2.2%
(1)	As a percentage of restaurant sales, net
(2)	Restaurant-level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
(3)	As a percentage of total revenue

Total Revenue

Our components of and changes in revenue consisted of the following for the three months ended April 3, 2022 and April 4, 2021:

	Three Months Ended
(dollars in thousands)	April 3, 2022	April 4, 2021	$ Change	% Change
Revenue:
Restaurant sales, net	$58,731	$33,603	$25,128	74.8%
Franchise royalty and fee revenue	3,607	2,374	1,233	51.9%
Franchisee national advertising fund contributions	490	328	162	49.4%
Licensing and other revenue	1,356	1,014	342	33.7%
Total revenue	$64,184	$37,319	$26,865	72.0%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Restaurant Sales, net

The increase in year-over-year net restaurant sales for the three months ended April 3, 2022 was primarily due to the acquisition of 32 Village Inn and Bakers Square restaurants in July 2021, the acquisiton of Tahoe Joe’s in October 2021, and the acquisition of 5 Famous Dave’s franchise locations over the past 12 months. Additionally, dining restrictions related to the COVID-19 pandemic eased throughout 2021, resulting in an increase in dine-in sales in the three months ended April 3, 2022 compared to the three months ended April 4, 2021.

It is our policy to include in same store net sales base, restaurants that have been open for 12 months under BBQ Holdings’ ownership. In the first quarter of 2022, same store net sales for Company-owned restaurants increased 14.5% compared to the first quarter of 2021, respectively.

Franchise-Related Revenue, including national advertising fund contributions

The increase in franchise royalty revenue and national advertising fund contributions year over year was due primarily to the acquisition of the Village Inn brand in July 2021 with over 100 franchise locations. Royalties and advertising fund contributions are based on franchisee sales, so the easing of the COVID-19 dining restrictions starting mid-2021 helped increase franchise-related revenue.

Licensing and Other Revenue

For the three months ended April 3, 2022, licensing and other revenue grew 33.7% compared to the three months ended April 4, 2021. This is due primarily to the recognition of increased gift card breakage.

Average Weekly Net Sales

The following table shows Company-owned and franchise-operated average weekly same store sales for the periods presented:

	Three Months Ended
	April 3, 2022	April 4, 2021
Average Weekly Net Sales (AWS):
Franchise-Operated Famous Dave's(1)	$49,585	$45,640
Company-Owned Famous Dave's	54,022	49,661
Company-Owned Granite City	71,512	57,382
Company-Owned Clark Crew	146,851	138,782
Company-Owned Real Urban BBQ	44,086	39,459
Company-Owned Village Inn(2)	32,791	27,347
Franchise-Operated Village Inn(1)(2)	33,519	27,940
Company-Owned Bakers Square(2)	27,573	23,200
Company-Owned Tahoe Joe's(2)	84,664	79,262
(1)	AWS for franchise-operated restaurants are not our revenues and are not included in our condensed consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s and Village Inn franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s and Village Inn brands. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.
(2)	Management notes that Village Inn, Bakers Square, and Tahoe Joe’s were not owned by the Company in Q1 of 2021, and as such the respective amounts presented above are pro forma in nature.

BBQ HOLDINGS, INC. AND SUBSIDIARIES

Food and Beverage Costs

Our food and beverage costs consisted of the following for the three months ended April 3, 2022, and April 4, 2021:

	Three Months Ended
(dollars in thousands)	April 3, 2022	April 4, 2021	$ Change	% Change
Food and beverage costs	$18,357	$10,057	$8,300	82.5%

Food and beverage costs for the three months ended April 3, 2022, and April 4, 2021, represented approximately 31.3% and 29.9% of net restaurant sales, respectively. This year-over-year increase, as a percentage of net restaurant sales, was a result of increases in commodity costs, which was partially offset by a more favorable commodity mix due to 2021 acquisitions.

Labor and Benefits Costs

Our labor and benefits costs consisted of the following for the three months ended April 3, 2022, and April 4, 2021:

	Three Months Ended
(dollars in thousands)	April 3, 2022	April 4, 2021	$ Change	% Change
Labor and benefits costs	$19,386	$10,254	$9,132	89.1%

Labor and benefits costs for the three months ended April 3, 2022, and April 4, 2021, represented approximately 33.0% and 30.5% of net restaurant sales, respectively. The year-over-year increase, as a percentage of net restaurant sales, was driven in part by increased hourly and salary wage rates, as well as an increase in dine-in sales requiring a higher level of staffing.

Operating Expenses

Our operating expenses consisted of the following for the three months ended April 3, 2022, and April 4, 2021:

	Three Months Ended
(dollars in thousands)	April 3, 2022	April 4, 2021	$ Change	% Change
Operating expenses	$17,239	$10,249	$6,990	68.2%

Operating expenses for the three months ended April 3, 2022, and April 4, 2021 represented approximately 29.3% and 30.5% of net restaurant sales, respectively. This year-over-year decrease in expense as a percentage of net restaurant sales was due primarily to leverage on our fixed operating costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended April 3, 2022 was $2.4 million, compared to $1.6 million for the three months ended April 4, 2021. The increase in depreciation and amortization expense was due to the acquisitions that occurred in the 12 months following the end of the first quarter of 2021.

General and Administrative Expenses

Our general and administrative expenses consisted of the following for the three months ended April 3, 2022, and April 4, 2021:

	Three Months Ended
(dollars in thousands)	April 3, 2022	April 4, 2021	$ Change	% Change
General and administrative expenses	$5,291	$4,038	$1,253	31.0%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

General and administrative expenses for the three months ended April 3, 2022, and April 4, 2021 represented approximately 8.2% and 10.8% of total revenues, respectively. This year-over-year decrease in expense as a percentage of total revenues was due primarily to leverage from the increased revenue resulting from 2021 acquisitions and an increase in dine-in sales.

Asset Impairment, Estimated Lease Termination and Other Closing Costs

The following is a summary of the asset impairment, estimated lease termination and other closings costs we incurred for the periods presented:

	Three Months Ended
(dollars in thousands)	April 3, 2022	April 4, 2021
Asset impairments, net	$181	$—
Lease termination and restaurant closure expenses	228	12
Asset impairment, estimated lease termination charges and other closing costs	$409	$12

Income Tax (Expense) Benefit

Income tax benefit for the three months ended April 3, 2022 was approximately $241,000, or 59.4% of our pretax income and the income tax expense for the three months ended April 4, 2021 was $82,000, or 10.5% of our pretax income.

Financial Condition, Liquidity and Capital Resources

Our balance of unrestricted cash and cash equivalents was approximately $35.4 million and $40.3 million as of April 3, 2022, and January 2, 2022, respectively. Our current ratio, which measures our immediate short-term liquidity, was 1.1 as of April 3, 2022, and January 2, 2022, respectively. The current ratio is computed by dividing total current assets by total current liabilities.

Net cash provided by operating activities was approximately $1.4 million for the first three months ended April 3, 2022, and was approximately $4.2 million for the first three months ended April 4, 2021. The $2.8 million year-over-year decrease in net cash provided by operating activities was driven by an additional $1 million in gift card liability redemptions which corresponded with higher gift card sales in the fourth quarter of 2021. Additionally, working capital changes decreased cash flow from operations by approximately $2.1 million year-over-year.

Net cash used for investing activities was approximately $5.2 million for the three months ended April 3, 2022 relating primarily to the purchase of the Famous Craft Concepts restaurants, the acquisition of which we closed in March 2022.

Net cash used for investing activities was approximately $685,000 for the three months ended April 4, 2021, relating to payments for the purchase of equipment and leasehold improvements.

Net cash used for financing activities for the three months ended April 3, 2022, was approximately $585,000 which was primarily the result of payments of $562,000 on our long-term debt.

Net cash used for financing activities for the three months ended April 4, 2021, was approximately $519,000 which was for payments on our long-term debt.

We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of April 3, 2022, we were in compliance with all of our covenants.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 – Nature of Business and Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2022. Except as disclosed in Note 1 “Basis of Presentation” to the accompanying notes to the consolidated financial statements, there have been no updates to our critical accounting policies.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are difficult to predict, including but not limited to those identified herein under Part II, Item 1A. “Risk Factors” and under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statements to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

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

Item 1A.RISK FACTORS.

The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended January 2, 2022, filed with the SEC on March 16, 2022, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6.EXHIBITS

Exhibit
Number	Description

10.1

Asset Purchase Agreement, dated March 10, 2022, relating to the purchase of the assets of the Barrio Queen restaurant group, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2022.

10.2	Employment Agreement dated March 15, 2022 between BBQ Holdings, Inc. and Jeffery Crivello, incorporated by reference to Exhibit 10.29 to Form 10-K filed on March 16, 2022.

10.3

Restricted Stock Agreement for Jeffery Crivello, dated March 15, 2022, granted under the Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.30 to Form 10-K filed on March 16, 2022.

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

BBQ HOLDINGS, INC.

(“Registrant”)

Dated: May 12, 2022	By:	/s/Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 12, 2022		/s/Jason Schanno
Jason Schanno
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)