Form 10-Q
period 2022-07-03
BBQ HOLDINGS, INC.
filed 2022-08-11
CIK 1021270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2022
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 8, 2022, 10,760,055 shares of the registrant’s Common Stock were outstanding.

BBQ HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (unaudited)
BBQ HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

ASSETS
Current assets:	July 3, 2022	January 2, 2022
Cash and cash equivalents	$20,624	$40,309
Restricted cash	679	1,152
Accounts receivable, net of allowance for doubtful accounts of $336,000 and $270,000, respectively	3,816	5,476
Inventories	4,322	3,316
Prepaid expenses and other current assets	3,939	3,919
Total current assets	33,380	54,172

Property, equipment and leasehold improvements, net	47,621	39,943

Other assets:
Operating lease right-of-use assets	97,696	78,843
Goodwill	21,184	3,037
Intangible assets, net	30,383	23,444
Deferred tax asset, net	2,881	3,692
Other assets	1,460	1,292
Total assets	$234,605	$204,423

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,681	$7,661
Current portion of operating lease liabilities	14,344	11,904
Current portion of long-term debt and finance lease liabilities	1,957	1,621
Accrued compensation and benefits	7,418	7,121
Gift card liability	8,087	11,257
Other current liabilities	8,248	8,510
Total current liabilities	45,735	48,074

Long-term liabilities:
Operating lease liabilities, less current portion	93,531	77,729
Finance lease liabilities, less current portion	261	79
Long-term debt, less current portion	22,419	13,197
Other liabilities	1,314	997
Total liabilities	163,260	140,076

Shareholders’ equity:
Common stock, $.01 par value, 100,000 shares authorized, 10,760 and 10,495 shares issued and outstanding at July 3, 2022 and January 2, 2022, respectively	108	105
Additional paid-in capital	22,900	21,782
Retained earnings	48,337	43,391
Total shareholders’ equity	71,345	65,278
Non-controlling interest	—	(931)
Total equity	71,345	64,347
Total liabilities and equity	$234,605	$204,423
See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenue:
Restaurant sales, net	$74,625	$41,205	$133,356	$74,808
Franchise royalty and fee revenue	3,900	2,946	7,507	5,320
Franchisee national advertising fund contributions	547	421	1,037	749
Licensing and other revenue	866	948	2,222	1,962
Total revenue	79,938	45,520	144,122	82,839

Costs and expenses:
Food and beverage costs	22,820	11,932	41,177	21,989
Labor and benefits costs	24,348	12,429	43,734	22,683
Operating expenses	19,675	11,594	36,914	21,843
Depreciation and amortization expenses	2,238	1,433	4,661	2,985
General and administrative expenses	5,745	4,544	11,036	8,582
National advertising fund expenses	547	421	1,037	749
Asset impairment, estimated lease termination charges and other closing costs, net	16	25	425	37
Pre-opening expenses	86	92	151	120
Loss (gain) on disposal of property, net	(30)	143	14	135
Total costs and expenses	75,445	42,613	139,149	79,123

Income from operations	4,493	2,907	4,973	3,716

Other income (expense):
Interest expense	(167)	(261)	(287)	(315)
Interest income	2	74	10	98
Gain upon debt extinguishment	—	14,109	—	14,109
Gain on bargain purchase	159	—	197	—
Other gain	667	—	667	—
Total other income	661	13,922	587	13,892

Income before income taxes	5,154	16,829	5,560	17,608

Income tax expense	(985)	(399)	(744)	(481)

Net income	4,169	16,430	4,816	17,127
Net (income) loss attributable to non-controlling interest	10	(644)	130	(542)
Net income attributable to shareholders	$4,179	$15,786	$4,946	$16,585

Income per common share:
Basic net income per share attributable to shareholders	$0.39	$1.70	$0.46	$1.79
Diluted net income per share attributable to shareholders	$0.39	$1.64	$0.46	$1.73
Weighted average shares outstanding - basic	10,756	9,304	10,654	9,256
Weighted average shares outstanding - diluted	10,853	9,615	10,755	9,567
See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JULY 3, 2022 AND JULY 4, 2021
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance - April 3, 2022	10,750	$108	$22,248	$44,158	$66,514	$(1,051)	$65,463
Issuance of restricted common stock, net of shares withheld for taxes	5	—	(2)	—	(2)	—	(2)
Issuance of common stock upon exercise of options, net of shares withheld for taxes	5	—	18	—	18	—	18
Stock-based compensation	—	—	636	—	636	—	636
Net income	—	—	—	4,179	4,179	(10)	4,169
Sale of minority investment	—	—	—	—	—	1,061	1,061
Balance - July 3, 2022	10,760	$108	$22,900	$48,337	$71,345	$—	$71,345

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance - January 2, 2022	10,495	105	21,782	43,391	65,278	(931)	64,347
Issuance of restricted common stock, net of shares withheld for taxes	232	3	(24)	—	(21)	—	(21)
Issuance of common stock upon exercise of options, net of shares withheld for taxes	33	—	122	—	122	—	122
Stock-based compensation	—	—	1,020	—	1,020	—	1,020
Net income	—	—	—	4,946	4,946	(130)	4,816
Sale of minority investment	—	—	—	—	—	1,061	1,061
Balance - July 3, 2022	10,760	$108	$22,900	$48,337	$71,345	$—	$71,345

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance - April 4, 2021	9,307	$93	$9,066	$20,169	$29,328	$(1,380)	$27,948
Issuance of common stock upon exercise of options, net of shares withheld for taxes	50	1	309	—	310	—	310
Issuance of common stock pursuant to PIPE	1,000	10	12,452	—	12,462		12,462
Stock-based compensation	—	—	320	—	320	—	320
Net income	—	—	—	15,786	15,786	644	16,430
Balance - July 4, 2021	10,357	$104	$22,147	$35,955	$58,206	$(736)	$57,470

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance - January 3, 2021	9,307	$93	$8,748	$19,370	$28,211	$(1,278)	$26,933
Issuance of common stock upon exercise of options, net of shares withheld for taxes	50	1	309	—	310	—	310
Issuance of common stock pursuant to PIPE	1,000	10	12,452	—	12,462	—	12,462
Stock-based compensation	—	—	638	—	638	—	638
Net income	—	—	—	16,585	16,585	542	17,127
Balance - July 4, 2021	10,357	$104	$22,147	$35,955	$58,206	$(736)	$57,470
See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 3, 2022	July 4, 2021
Cash flows from operating activities:
Net income	$4,946	$17,127
Adjustments to reconcile net income to cash flows provided by operations:
Depreciation and amortization	4,661	2,985
Stock-based compensation	1,020	638
Loss on disposal of property, net	14	135
Asset impairment, estimated lease termination charges and other closing costs, net	425	—
Gain upon debt extinguishment	—	(14,109)
Gain on bargain purchase	(197)	—
Amortization of operating right-of-use assets	5,998	3,732
Deferred tax asset	811	481
Other gain	(851)	—
Other non-cash items	35	168
Changes in operating assets and liabilities:
Accounts receivable, net	1,609	(188)
Prepaid expenses and other assets	100	(2,479)
Accounts payable	(1,980)	665
Accrued compensation and benefits	400	3,923
Lease liabilities	(6,698)	(4,265)
Gift card liability	(3,457)	(970)
Accrued and other liabilities	(612)	1,041
Cash flows provided by operating activities	6,224	8,884
Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(2,297)	(1,114)
Payments for acquired restaurants	(37,675)	—
Proceeds from disposal of minority investment	4,168	—
Transfer from HFS	—	46
Payments received on note receivable	—	23
Cash flows used for investing activities	(35,804)	(1,045)
Cash flows from financing activities:
Proceeds from long-term debt	10,509	—
Payments on long-term debt	(1,070)	(1,032)
Tax payments for restricted stock units and stock options exercised	(142)	—
Proceeds from sale of common stock, net of offering costs	—	12,462
Proceeds from exercise of stock options	125	310
Cash flows provided by financing activities	9,422	11,740
Increase (decrease) in cash, cash equivalents and restricted cash	(20,158)	19,579
Cash, cash equivalents and restricted cash, beginning of period	41,461	19,603
Cash, cash equivalents and restricted cash, end of period	$21,303	$39,182

Supplemental Disclosures
Cash paid for interest, net	$283	$587

Non-cash investing and financing activities:
Operating right-of-use assets acquired	24,616	—
Lease liabilities assumed pursuant to acquisitions	24,647	—
Gift card liability assumed pursuant to acquisitions	287	—
Inventory acquired pursuant to acquisitions	561	—
See accompanying notes to condensed consolidated financial statements.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Overview/Basis of Presentation
Overview
On August 8, 2022, a subsidiary of MTY Food Group Inc. (TSX:MTY) (“MTY”) and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of the Company by MTY in a transaction consisting of a tender offer (the “Offer”), followed by a subsequent merger, for all of the Company’s issued and outstanding common shares for cash consideration of US$17.25 per Company share representing total transaction value of approximately US$200 million (C$256 million) (the “Transaction”), including the Company’s net debt. The terms and conditions of the Merger Agreement were unanimously approved by the Boards of Directors of both companies. The Transaction is subject to customary closing conditions including receipt of applicable regulatory approvals.
Basis of Presentation
In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Village Inn”, “Barrio Queen”, “Granite City”, Real Urban Barbecue”, “Tahoe Joe’s Steakhouse”, “Bakers Square”, “Craft Republic”, “Fox & Hound”, and “Champps”. Additionally, the Company franchises restaurants under the name “Famous Dave’s” and “Village Inn”. As of July 3, 2022, there were 143 Famous Dave’s restaurants operating in three countries, including 43 Company-owned restaurants and 100 franchise-operated restaurants. This includes the nine Famous Dave’s ghost kitchens the Company operates out of its Granite City restaurants. A Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings had a 20% ownership in this venture, and sold that entire ownership in June of 2022. The Company owns and operates 18 Granite City Food & Brewery restaurants located throughout the Midwest and two Real Urban Barbecue restaurants located in Illinois. On July 30, 2021, the Company completed the purchase of the Village Inn family restaurant concept currently with 24 Company-owned restaurants and 102 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 14 Company-owned restaurants and six locations where Bakers Square pies are licensed. On October 8, 2021 the Company acquired the Tahoe Joe's Steakhouse brand, currently with four Company-owned restaurants. On March 11, 2022 the Company acquired three bar-centric locations, and on May 24, 2022, the Company acquired another bar-centric location, collectively referred to as “Famous Craft Concepts”. On April 11, 2022, the Company closed the purchase of Barrio Queen, a chain of seven authentic Mexican fine dining restaurants in Phoenix, Arizona.
The accompanying condensed consolidated balance sheet as of January 2, 2022, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) Rules and Regulations. The information furnished in these condensed consolidated financial statements include normal recurring adjustments and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited financial statements represent the condensed consolidated financial statements of the Company and its subsidiaries as of July 3, 2022 and January 2, 2022, and for the three and six months ended July 3, 2022 and July 4, 2021. The results for the three and six months ended July 3, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in BBQ Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022 as filed with the SEC on March 16, 2022.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which were government-mandated, were implemented globally resulting in a dramatic decrease in economic activity. During the second quarter of 2021, mandated restrictions began to ease in a number of the markets in which the Company operates. Although the Company has experienced some

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on its business remains uncertain, the duration and scope of which cannot currently be predicted. As new variants of COVID-19 are being discovered and cases continue to occur at material rates throughout the markets in which the Company does business, the Company cannot predict the severity of another surge, what additional restrictions may be enacted, to what extent it can maintain off-premise sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to its dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to the Company’s operating results and financial position.
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
Income Taxes
The Company maintains a federal deferred tax asset (“DTA”) which was in the amount of $2.9 million as of July 3, 2022 and $3.7 million as of January 2, 2022. The Company evaluates the DTA on a quarterly basis to determine whether current facts and circumstances indicate that the DTA may not be fully realizable. As of July 3, 2022, the Company concluded that the DTA is fully realizable and that no further valuation allowance was necessary; however, the Company will continue to evaluate the DTA on a quarterly basis until the DTA has been fully utilized.
The following table presents the Company’s effective tax rates for the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Effective tax rate	19.1%	2.4%	13.4%	2.7%
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
Restricted cash and marketing fund
The Company has Marketing Development Funds, to which Company-owned Famous Dave’s and Village Inn restaurants, in addition to the majority of franchise-operated restaurants, contribute a percentage of net sales, for use in public relations and marketing development efforts. The funds held in this account are used in part to reimburse the Company for its marketing and digital services activities on behalf of the Famous Dave’s and Village Inn brands. The Company also receives funds from its suppliers to be used exclusively for point-of-sale equipment purchases for its own

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
stores as well as its Famous Dave’s franchisees. As the assets held by these funds are considered to be restricted, the Company reflects the cash related to these funds within restricted cash on its consolidated balance sheets. The Company had approximately $679,000 and $1.2 million in these funds as of July 3, 2022 and January 2, 2022, respectively.
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
The following table is a reconciliation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income per share – basic:
Net income attributable to shareholders	$4,179	$15,786	$4,946	$16,585
Weighted average shares outstanding - basic	10,756	9,304	10,654	9,256
Basic net income per share attributable to shareholders	$0.39	$1.70	$0.46	$1.79

Net income per share – diluted:
Net income attributable to shareholders	$4,179	$15,786	$4,946	$16,585
Weighted average shares outstanding - diluted	10,853	9,615	10,755	9,567
Diluted net income per share attributable to shareholders	$0.39	$1.64	$0.46	$1.73
There were approximately 95,250 and 250 stock options outstanding as of July 3, 2022 and July 4, 2021, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.
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

On March 11, 2022, the Company completed the acquisition of three bar-centric locations, two of which are Craft Republic locations and one of which is a Fox and Hound location (collectively, “Famous Craft Concepts” or “FCC”). The purchase price of $4.6 million was funded with cash. Due to the timing of the signing and closing of this acquisition, the initial accounting for this acquisition is incomplete as of the date of this filing. As such, complete ASC 805 “Business Combinations” disclosures could not be made. Management recorded preliminary fair values for the assets acquired and liabilities assumed based on information available as of the date of this filing and will adjust those estimates in a subsequent period once the full independent valuation and management review is finalized. The consolidated statements of operations include the results of these operations from the date of acquisition. Revenue and earnings of the three FCC restaurants listed above included in the consolidated statements of operations in the quarter ended July 3, 2022 totaled approximately $1.9 million and $301,000, respectively, and for the six months ended July 3, 2022 they totaled approximately $2.5 million and $400,000, respectively.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
On April 11, 2022, the Company completed the acquisition of Barrio Queen, a chain of authentic Mexican fine dining restaurants in Phoenix, Arizona. There are currently seven operating restaurants and a lease signed for an eighth with a target opening date in 2023. The purchase price of $28.5 million was funded with cash and debt. Goodwill is attributable to the future anticipated economic benefits from combining operations of the Company and Barrio Queen, including future growth into new markets and the workforce in place. All of the goodwill is expected to be deductible for U.S. federal income tax purposes. Due to the timing of the signing and closing of this acquisition, the initial accounting for this acquisition is incomplete as of the date of this filing. As such, complete ASC 805 “Business Combinations” disclosures could not be made. Management recorded preliminary fair values for the assets acquired and liabilities assumed based on information available as of the date of this filing and will adjust those estimates in a subsequent period once the full independent valuation and management review is finalized. The property, plant, equipment and leasehold improvements, net, and identifiable intangible assets, net represent Level 3 valuation measurements as they were based on unobservable inputs reflecting the Company’s assumptions used in developing a fair value estimate. These inputs required significant judgments and estimates at the time of the valuation. The Company engaged a third-party specialist to assist management in estimating the fair value of these assets. The property, plant, equipment and leasehold improvements, net, were valued using a cost plus modified age/life analysis method, and the intangible assets, net, which consisted solely of trademarks, were valued using a relief from royalty method. The consolidated statements of operations include the results of these operations from the date of acquisition. Revenue and earnings of Barrio Queen included in the consolidated statements of operations in the quarter ended July 3, 2022 totaled approximately $8.1 million and $1.1 million, respectively.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the allocation of assets acquired and liabilities assumed for the Barrio Queen Transaction:

(in thousands)
Assets acquired:
Inventory	485
Property, plant, equipment and leasehold improvements, net	8,541
Lease right-of-use asset, net of unfavorable lease value	15,391
Identifiable intangible assets, net	6,100
Other current assets	221
Total identifiable assets acquired	30,738
Liabilities assumed:
Lease liability	(15,391)
Other current liabilities	(152)
Net assets acquired	15,195
Goodwill	13,310
Total consideration transferred	$28,505
On May 2, 2022, the Company closed on the acquisition of the assets and operations of two Famous Dave’s franchise locations in Nebraska. The contract purchase price for the restaurants was approximately $400,000, which included cash and the forgiveness of a promissory note, as well as the assumption of the lease, gift card, and certain other liabilities. The assets acquired and the liabilities assumed were considered to be immaterial and were recorded at estimated fair values based on information available, including an ROU asset and offsetting liability of approximately $3.0 million. Pro forma results were deemed immaterial to the Company.
On May 24, 2022, the Company closed on the acquisition of the assets and operations of one bar-centric restaurant location, Champps in Eden Prairie, Minnesota, which included the royalty rights to two franchised Champps restaurants, located in Wisconsin and Indiana. The contract purchase price for the transaction was approximately $3.4 million, paid for with cash consideration subject to certain purchase price adjustments, as well as the assumption of the lease and certain other liabilities. The assets acquired and the liabilities assumed were considered to be immaterial and were recorded at estimated fair values based on information available, including an ROU asset and offsetting liability of approximately $222,000. Pro forma results were deemed immaterial to the Company.
On June 13, 2022, the Company closed on the acquisition of the assets and operations of two Village Inn franchise locations in Virginia. The contract purchase price for the restaurants was approximately $850,000, paid for with cash consideration subject to certain purchase price adjustments, as well as the assumption of the lease, gift card, and certain other liabilities. The assets acquired and the liabilities assumed were considered to be immaterial and were recorded at estimated fair values based on information available, including an ROU asset and offsetting liability of approximately $1.4 million. Pro forma results were deemed immaterial to the Company.
Unaudited pro forma results of operations for the three and six months ended July 3, 2022 as if the Company had acquired the operations of Barrio Queen, Famous Craft Concepts, Tahoe Joe's, and Village Inn and Bakers Square at the beginning of each period presented is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. For allocation of assets acquired and liabilities assumed regarding the Village Inn and Bakers Square and Tahoe Joe’s

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
acquisitions see 10-K filed by the Company on March 16, 2022, and for provisional allocation of assets acquired and liabilities assumed regarding the Famous Craft Concepts acquisition, see 10-Q filed by the Company on May 12, 2022.

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
(in thousands)
Pro forma revenues	$80,722	$71,957	$156,323	$135,714
Pro forma net income attributable to shareholders	$4,342	$18,403	$7,364	$21,820
Basic pro forma net income per share attributable to shareholders	$0.40	$1.98	$0.69	$2.36
Diluted pro forma net income per share attributable to shareholders	$0.40	$1.91	$0.68	$2.28
(3)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following at:

(in thousands)	July 3, 2022	January 2, 2022
Prepaid expenses and deferred costs	$1,999	$2,241
Prepaid rent	1,321	1,384
Prepaid insurance	574	257
Other prepaid expenses	45	37
Prepaid expenses and other current assets	$3,939	$3,919
(4)    Property, Equipment and Leasehold Improvements, net
Property, equipment and leasehold improvements, net, consisted of the following:

(in thousands)	July 3, 2022	January 2, 2022
Land, buildings, and improvements	$44,222	$39,632
Furniture, fixtures, equipment and software	37,513	33,565
Décor	434	434
Construction in progress	1,280	—
Accumulated depreciation and amortization	(35,828)	(33,688)
Property, equipment and leasehold improvements, net	$47,621	$39,943
(5)    Goodwill
The change in the Company's goodwill balance is as follows for the six months ended July 3, 2022 and July 4, 2021:

(in thousands)	July 3, 2022	July 4, 2021
Balance, beginning of period	3,037	601
Acquisitions during the period	18,147	—
Balance, end of period	$21,184	$601

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6)    Intangible Assets, net
The Company has intangible assets that consist of liquor licenses, database, trademarks and patents, and franchise rights, net. The liquor licenses and trademarks/logos are indefinite-lived assets and are not subject to amortization. Franchise rights are amortized to depreciation and amortization expense on a straight-line basis over the estimated remaining life of the asset in accordance with the Company's useful life policy. Franchise rights generally amortize over a period of 10 years.
Intangible assets consisted of the following:

(in thousands)	July 3, 2022	January 2, 2022
Franchise rights, net	10,836	11,104
Liquor licenses	974	1,018
Trademark/Logos/Patents	18,522	11,233
Database	51	89
Intangible assets, net	$30,383	$23,444
(7)    Other Current Liabilities
Other current liabilities consisted of the following at:

(in thousands)	July 3, 2022	January 2, 2022
Sales tax payable and state income tax payable	2,054	1,657
Other accrued expense	1,486	3,613
Accrued real estate taxes	2,380	2,170
Accrued interest	9	26
Accrued utilities	597	560
Deferred revenue	1,607	366
Deferred franchise fees	115	118
Other current liabilities	$8,248	$8,510
(8)    Long-Term Debt
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
The Credit Agreement was amended on April 11, 2022 (the “Amended Credit Agreement”), increasing the revolving line of credit to $25.0 million and the term loan to $25.0 million. The Amended Credit Agreement has a five-year term. Proceeds of borrowings were used for accretive capital allocation and for working capital purposes. Specifically, a portion of the increased borrowings was used to fund the acquisition of Barrio Queen that closed on April 11, 2022. The Company’s obligations under the Amended Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Amended Credit Agreement bear interest in the range of 1.75% to 2.25% per annum plus SOFR. If SOFR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Amended Credit Agreement. Quarterly principal payments are required with a balloon payment due at maturity.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Debt outstanding consisted of the following as of the periods presented:

(in thousands)	July 3, 2022	January 2, 2022
Term Loan	$24,531	$15,000
Less: deferred financing costs	(237)	(209)
Less: current portion of long-term debt	(1,875)	(1,594)
Long-term debt, less current portion	$22,419	$13,197
(9)    Leases
The Company leases the property for its corporate headquarters and most of its Company-owned stores. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in its consolidated balance sheets.
Lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses and general and administrative expenses on the statement of operations. The components of lease expense for the period presented is as follows:

(in thousands)	Three Months Ended July 3, 2022	Three Months Ended July 4, 2021	Six Months Ended July 3, 2022	Six Months Ended July 4, 2021
Operating lease cost	$4,256	$2,527	$7,998	$4,969
Short-term lease cost	129	166	257	262
Variable lease cost	213	130	429	498
Sublease income	(46)	(30)	(100)	(74)
Total lease cost	$4,552	$2,793	$8,584	$5,655
Supplemental cash flow information related to leases for the period presented is as follows:

(in thousands)	Six Months Ended July 3, 2022	Six Months Ended July 4, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,602	$4,517
Right-of-use assets obtained in exchange for new operating lease liabilities	26,429	1,163
Weighted-average remaining lease term of operating leases (in years)	8.2	10.0
Weighted-average discount rate of operating leases	4.37%	5.31%
(10)    Revenue Recognition
Deferred franchise fee revenue included in other liabilities consist primarily of franchise fees which are recognized straight-line over the life of the agreements, and area development fees which are deferred until a new

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
restaurant is opened pursuant to the agreement. The following table illustrates estimated revenues expected to be recognized in the future related to unsatisfied performance obligations as of July 3, 2022:

(in thousands)
Fiscal Year
2022	$59
2023	112
2024	136
2025	79
2026	167
Thereafter	217
Total	$770
The following table reflects the change in contract liabilities between January 2, 2022 and July 3, 2022:

(in thousands)	July 3, 2022
Beginning Balance	$806
Additions	25
Revenue recognized	(61)
Ending Balance	$770
(11)    Stock-based Compensation
Effective May 5, 2015, the Company adopted the 2015 Equity Plan (the “2015 Plan”), pursuant to which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The number of common stock reserved for issuance is 2,000,000. The Company also maintains an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan expired in 2015 and no additional options may be granted. Nonetheless, the 2005 Plan will remain in effect until all outstanding incentives granted thereunder have either been satisfied or terminated. As of July 3, 2022, there were 474,909 shares available for grant pursuant to the 2015 Plan.
Stock options granted to employees and directors generally vest over two to four years, in monthly or annual installments, as outlined in each agreement. Options generally expire ten years from the date of grant. Compensation expense equal to the grant date fair value of the options is recognized in general and administrative expense over the applicable service period.
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
•Expected dividend – The rate of dividends that the Company expects to pay over the term of the stock option.
•Volatility – Actual volatility over the most recent historical period equivalent to the expected life of the option.
•Risk-free interest rate – The daily United States Treasury yield curve rate.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and six months ended July 3, 2022, and July 4, 2021, respectively, as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Stock options	$79	$94	$166	$183
Restricted stock and restricted stock units	557	226	854	455
	$636	$320	$1,020	$638
Information regarding the Company’s stock options is summarized below:

(number of options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding at January 2, 2022	388	$7.13	7.3
Exercised	(33)	3.76
Canceled, forfeited or expired	(24)	11.83
Options outstanding at July 3, 2022	331	$7.12	6.9

	Six Months Ended
	July 3, 2022	July 4, 2021
Weighted-average fair value of options granted during the period	$—	$5.17
Expected life (in years)	—	4.0
Expected dividend	$—	$—
Expected stock volatility	—%	71.12%
Risk-free interest rate	—%	0.6%
Information regarding the Company’s restricted stock and restricted stock units is summarized below:

(number of awards in thousands)	Number of Awards	Weighted Average Award Date Fair Value	Weighted Average Remaining Contractual Life in Years
Unvested at January 2, 2022	305	$5.75	2.1
Granted	246	13.88
Exercised/Released	(12)	12.76
Canceled, forfeited or expired	(9)	6.27
Unvested at July 3, 2022	530	$9.33	2.3
(12)    Shareholders’ Equity
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

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On July 18, 2018, the Company and Clark Championship Products LLC (“Clark”), an entity owned by Travis Clark, became members of Mercury BBQ LLC (“Mercury”) for the purposes of building out and operating the inaugural Clark Crew BBQ restaurant in Oklahoma City, Oklahoma (the “Restaurant”). Clark owned 80% of the units outstanding of Mercury and the Company owned 20% of the units outstanding of Mercury. Also in July 2019, the Company entered into a secured promissory note with Mercury which was amended in October 2019. This promissory note as amended (the “Loan”) was in the amount of $3.9 million, the proceeds of which were required to be used for the build out of the Restaurant. The Loan bore interest at a rate of 8% per annum and required payments of 100% of the excess monthly cash flows until the Loan and all interest accrued thereon was repaid. The Loan required a balloon payment of unpaid principal and accrued interest on July 15, 2025 and could have been prepaid at any time. Also on July 18, 2018, the Company and Clark entered into an intellectual property license agreement (the “License Agreement”) pursuant to which Clark granted to the Company an exclusive license to use and sublicense the patents, trademarks, trade names, service marks, logos and designs related to Clark Crew BBQ restaurants and products. The term of the License Agreement was indefinite and could only be terminated by mutual written consent, unless the Company breached the License Agreement.
Because the Company provided more than half of the subordinated financial support of Mercury and controlled Mercury via its representation on the board of managers, the Company concluded that Mercury was a VIE, of which the Company was the primary beneficiary and consolidated Mercury.
On June 15, 2022, Clark purchased the Company's interests in Mercury and the License Agreement. As part of this transaction, Clark paid approximately $1.2 million for the equity interests, $250,000 for consulting services for the remainder of 2022, and paid off the remaining loan balance of approximately $2.8 million. The Company recorded a net gain on the disposition in Other Gain on its condensed consolidated statement of operations. The net gain recorded was approximately $850,000.
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

BBQ HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(15)    Related Party Transactions
Charles Davidson, a franchisee of the Company, currently serves as a director of the Company and is the beneficial owner of approximately 15.7% of the Company’s common stock as of the date that these financial statements were available to be issued, by virtue of his ownership interest in Wexford Capital.
The following table outlines amounts received from related parties during the three and six months ended July 3, 2022, and July 4, 2021, respectively:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenues and NAF contributions - Charles Davidson	199	179	366	316
The following table outlines accounts receivable from related parties as of July 3, 2022 and January 2, 2022:

(in thousands)	July 3, 2022	January 2, 2022
Accounts receivable, net - Charles Davidson	77	64

BBQ HOLDINGS, INC. AND SUBSIDIARIES
Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
On August 8, 2022, a subsidiary of MTY Food Group Inc. (TSX:MTY) (“MTY”) and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of the Company by MTY in a transaction consisting of a tender offer (the “Offer”), followed by a subsequent merger, for all of the Company’s issued and outstanding common shares for cash consideration of US$17.25 per Company share representing total transaction value of approximately US$200 million (C$256 million) (the “Transaction”), including the Company’s net debt. The terms and conditions of the Merger Agreement were unanimously approved by the Boards of Directors of both companies. The Transaction is subject to customary closing conditions including receipt of applicable regulatory approvals.
In September 2019 a holding company reorganization was completed in which Famous Dave’s of America, Inc. (“FDA”) became a wholly owned subsidiary of the new parent holding company named BBQ Holdings, Inc. (“BBQ Holdings”). As used in this Form 10-Q, “Company”, “we” and “our” refer to BBQ Holdings and its wholly owned subsidiaries. BBQ Holdings was incorporated on March 29, 2019 under the laws of the State of Minnesota, while FDA was incorporated in Minnesota on March 14, 1994. The Company develops, owns and operates restaurants under the name “Famous Dave’s”, “Village Inn”, “Barrio Queen”, “Granite City”, Real Urban Barbecue”, “Tahoe Joe’s Steakhouse”, “Bakers Square”, “Craft Republic”, “Fox & Hound”, and “Champps”. Additionally, the Company franchises restaurants under the name “Famous Dave’s” and “Village Inn”. As of July 3, 2022, there were 143 Famous Dave’s restaurants operating in three countries, including 43 Company-owned restaurants and 100 franchise-operated restaurants. This includes the nine Famous Dave’s ghost kitchens the Company operates out of its Granite City restaurants. A Clark Crew BBQ restaurant opened in December 2019 in Oklahoma City, Oklahoma. BBQ Holdings had a 20% ownership in this venture, and sold that entire ownership in June of 2022. The Company owns and operates 18 Granite City Food & Brewery restaurants located throughout the Midwest and two Real Urban Barbecue restaurants located in Illinois. On July 30, 2021, the Company completed the purchase of the Village Inn family restaurant concept currently with 24 Company-owned restaurants and 102 franchised restaurants, and the Bakers Square pie and comfort food concept currently with 14 Company-owned restaurants and six locations where Bakers Square pies are licensed. On October 8, 2021 the Company acquired the Tahoe Joe's Steakhouse brand, currently with four Company-owned restaurants. On March 11, 2022 the Company acquired three bar-centric locations, and on May 24, 2022, the Company acquired another bar-centric location, collectively referred to as “Famous Craft Concepts”. On April 11, 2022, the Company closed the purchase of Barrio Queen, a chain of seven authentic Mexican fine dining restaurants in Phoenix, Arizona.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and the United States declared a National Public Health Emergency. As a result, public health measures were taken to minimize exposure to the virus. These measures, some of which are government-mandated, have been implemented globally resulting in a dramatic decrease in economic activity. During the second quarter of 2021, mandated restrictions began to ease in a number of the markets in which the Company operates. Although the Company has experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on its business remains uncertain, the duration and scope of which cannot currently be predicted. As new variants of COVID-19 are being discovered and cases continue to occur at material rates throughout the markets in which the Company does business, the Company cannot predict the severity of another surge, what additional restrictions may be enacted, to what extent it can maintain off-premise sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to its dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The potential impact of the COVID-19 pandemic on consumer spending behavior, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, will determine the significance of the impact to the Company’s operating results and financial position.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
The following table includes the number of Company-owned and franchise-operated restaurants as of the dates presented:

	BBQ Holdings
	Six Months Ended July 3, 2022	Six Months Ended July 4, 2021
Company-owned restaurants:
Famous Dave's	43	27
Granite City Food & Brewery	18	18
Real Urban Barbecue	2	1
Clark Crew BBQ	—	1
Village Inn	24	—
Bakers Square	14	—
Tahoe Joe's	4	—
Famous Craft Concepts	4	—
Barrio Queen	7	—
End of period	116	47
% of system	36%	32%
Franchise-operated and licensed restaurants:
Famous Dave's	100	100
Village Inn	102	—
Bakers Square	6	—
End of period	208	100
% of system	64%	68%
System end of period total	324	147
Of the 100 franchise-operated restaurants, 19 are Famous Dave’s ghost kitchens operating out of the kitchen of another restaurant location or a shared kitchen space. Additionally, nine of our Granite City locations are operating Famous Dave’s ghost kitchens under licensing agreements.
Fiscal Year
Our fiscal year ends on the Sunday closest to December 31. Our fiscal year is generally 52 weeks; however, it periodically consists of 53 weeks. Both fiscal year 2022, ending January 1, 2023, and fiscal year 2021, ended January 2, 2022, consist of 52 weeks.
Revenue
Our revenue consists of restaurant sales, franchise-related revenue and licensing, national advertising fund contributions and other revenue. Our franchise-related revenue is comprised of three separate and distinct earnings processes: area development fees, initial franchise fees, and continuing royalty and national advertising fund payments. Currently, our domestic area development fee consists of a one-time, non-refundable payment of approximately $15,000 per restaurant in consideration for the services we perform in preparation of executing each area development agreement. For our international area development agreements, the one-time, non-refundable payment is negotiated on a per development basis and is determined based on the costs incurred to arrange for the sale of that development area. Currently, our initial, non-refundable, franchise fee for domestic growth depends on the restaurant model and varies from $15,000 to $45,000 per location. Finally, franchisees are also required to pay us a monthly royalty equal to a percentage of their net sales. Licensing revenue includes royalties from a retail line of business, including Famous Dave’s branded sauces, rubs, marinades and seasonings. Other revenue includes the recognition of gift card breakage, opening assistance and training we provide to our franchise partners, the sale of Real Urban Barbecue consumer packaged goods, and the sale of raw brewing products produced at the Granite City brewing facility.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
Costs and Expenses
Restaurant costs and expenses include food, beverage and merchandise costs; labor and benefits costs; and operating expenses, which include occupancy costs, repair and maintenance costs, supplies, advertising and promotion. Certain of these costs and expenses are variable and will increase or decrease with sales volume. The primary fixed costs are restaurant management, operations, and catering support salaries, occupancy, utilities, and insurance costs.
General and Administrative Expenses
General and administrative expenses include all corporate and administrative functions to support future growth. Salaries and benefits, legal and accounting fees, professional fees, travel, rent and general insurance are major items in this category. We also provide franchise services for which the revenue is included in other revenue and the expenses are included in general and administrative expenses.
Results of Operations – the three and six months ended July 3, 2022 compared to the three and six months ended July 4, 2021.
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

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Food and beverage costs(1)	30.6%	29.0%	30.9%	29.4%
Labor and benefits costs(1)	32.6%	30.2%	32.8%	30.3%
Operating expenses(1)	26.4%	28.1%	27.7%	29.2%
Restaurant-level operating margin(1)(2)	10.4%	12.7%	8.6%	11.1%
Depreciation and amortization expenses(3)	2.8%	3.1%	3.2%	3.6%
General and administrative expenses(3)	7.2%	10.0%	7.7%	10.4%
Income from operations(3)	5.6%	6.4%	3.5%	4.5%
_______________________
(1)As a percentage of restaurant sales, net
(2)Restaurant-level margins are equal to restaurant sales, net, less restaurant level food and beverage costs, labor and benefit costs, and operating expenses.
(3)As a percentage of total revenue

BBQ HOLDINGS, INC. AND SUBSIDIARIES
Total Revenue
Our components of and changes in revenue consisted of the following for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended
(dollars in thousands)	July 3, 2022	July 4, 2021	$ Change	% Change
Revenue:
Restaurant sales, net	$74,625	$41,205	$33,420	81.1%
Franchise royalty and fee revenue	3,900	2,946	954	32.4
Franchisee national advertising fund contributions	547	421	126	29.9
Licensing and other revenue	866	948	(82)	(8.6)
Total revenue	$79,938	$45,520	$34,418	75.6%

	Six Months Ended
(dollars in thousands)	July 3, 2022	July 4, 2021	$ Change	% Change
Revenue:
Restaurant sales, net	$133,356	$74,808	$58,548	78.3%
Franchise royalty and fee revenue	7,507	5,320	2,187	41.1
Franchisee national advertising fund contributions	1,037	749	288	38.5
Licensing and other revenue	2,222	1,962	260	13.3
Total revenue	$144,122	$82,839	$61,283	74.0%
Restaurant Sales, net
The increase in year-over-year net restaurant sales for the three and six months ended July 3, 2022 was primarily due to the acquisition of 32 Village Inn and Bakers Square restaurants in July 2021, the acquisition of Tahoe Joe’s in October 2021, the Famous Craft Concepts acquisitions in the first half of 2022, and the Barrio Queen acquisition in April 2022. Additionally, dining restrictions related to the COVID-19 pandemic eased further throughout 2022, resulting in an increase in dine-in sales in the three and six months ended July 3, 2022 compared to the three and six months ended July 4, 2021.
It is our policy to include in same store net sales base, restaurants that have been open for 12 months under BBQ Holdings’ ownership. In the second quarter and first two quarters of 2022, same store net sales for Company-owned restaurants increased 4.5% and 9.2% compared to the second quarter and first two quarters of 2021, respectively.
Franchise-Related Revenue, including national advertising fund contributions
The increase in franchise royalty revenue and national advertising fund contributions year over year was due primarily to the acquisition of the Village Inn brand in July 2021 with over 100 franchise locations.
Licensing and Other Revenue
For the three and six months ended July 3, 2022, licensing and other revenue decreased 9% and increased 13% compared to the three and six months ended July 4, 2021. This fluctuation seen when comparing the three and six month year-over-year time periods is due primarily to the recognition of gift card breakage.
Average Weekly Net Sales
The following table shows Company-owned and franchise-operated average weekly same store sales for the periods presented:

BBQ HOLDINGS, INC. AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Average Weekly Net Sales (AWS):
Franchise-Operated Famous Dave's(1)	$54,712	$57,499	$52,667	$52,660
Company-Owned Famous Dave's	61,713	60,947	57,868	55,284
Company-Owned Granite City	79,304	71,282	75,408	64,332
Company-Owned Clark Crew BBQ	159,569	161,046	153,210	149,914
Company-Owned Real Urban BBQ	55,034	55,139	49,560	47,216
Company-Owned Village Inn(2)	33,376	32,767	33,084	30,057
Franchise-Operated Village Inn(1)(2)	34,570	33,773	34,138	30,857
Company-Owned Bakers Square(2)	30,925	28,952	29,249	26,076
Company-Owned Tahoe Joe's(2)	84,414	91,136	84,539	85,199
Company-Owned Famous Craft Concepts(2)	64,153	N/A	64,884	N/A
Company-Owned Barrio Queen(2)	98,265	116,865	105,095	113,669
_______________________
(1)AWS for franchise-operated restaurants are not our revenues and are not included in our condensed consolidated financial statements. We believe that disclosure of comparable restaurant net sales for franchise-operated restaurants provides useful information to investors because historical performance and trends of Famous Dave’s and Village Inn franchisees relate directly to trends in franchise royalty revenues that we receive from such franchisees and have an impact on the perceived success and value of the Famous Dave’s and Village Inn brands. It also provides a comparison against which management and investors can analyze the extent to which Company-owned restaurants are realizing their revenue potential.
(2)Management notes that Village Inn, Bakers Square, Tahoe Joe’s, Famous Craft Concept Restaurants, and Barrio Queen were not owned by the Company in Q2 of 2021, and as such the respective amounts presented above are pro forma in nature.
Food and Beverage Costs
Our food and beverage costs consisted of the following for the three and six months ended July 3, 2022, and July 4, 2021:

	Three Months Ended
(dollars in thousands)	July 3, 2022	July 4, 2021	$ Change	% Change
Food and beverage costs	$22,820	$11,932	$10,888	91.3%

	Six Months Ended
(dollars in thousands)	July 3, 2022	July 4, 2021	$ Change	% Change
Food and beverage costs	$41,177	$21,989	$19,188	87.3%
Food and beverage costs for the three months ended July 3, 2022, and July 4, 2021, represented approximately 30.6% and 29.0% of net restaurant sales, respectively. Food and beverage costs for the six months ended July 3, 2022 and July 4, 2021, represented approximately 30.9% and 29.4% of net restaurant sales, respectively. These year-over-year increases, as a percentage of net restaurant sales, were a result of increases in commodity costs, which were partially offset by a more favorable commodity mix due to 2021 and 2022 acquisitions.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
Labor and Benefits Costs
Our labor and benefits costs consisted of the following for the three and six months ended July 3, 2022, and July 4, 2021:

	Three Months Ended
(dollars in thousands)	July 3, 2022	July 4, 2021	$ Change	% Change
Labor and benefits costs	$24,348	$12,429	$11,919	95.9%

	Six Months Ended
(dollars in thousands)	July 3, 2022	July 4, 2021	$ Change	% Change
Labor and benefits costs	$43,734	22,683	$21,051	92.8%
Labor and benefits costs for the three months ended July 3, 2022, and July 4, 2021, represented approximately 32.6% and 30.2% of net restaurant sales, respectively, and for the six months ended July 3, 2022, and July 4, 2021, represented approximately 32.8% and 30.3% of net restaurant sales, respectively. These year-over-year increases, as a percentage of net restaurant sales, were driven in part by increased hourly and salary wage rates, as well as an increase in dine-in sales requiring a higher level of staffing.
Operating Expenses
Our operating expenses consisted of the following for the three and six months ended July 3, 2022, and July 4, 2021:

	Three Months Ended
(dollars in thousands)	July 3, 2022	July 4, 2021	$ Change	% Change
Operating expenses	$19,675	$11,594	$8,081	69.7%

	Six Months Ended
(dollars in thousands)	July 3, 2022	July 4, 2021	$ Change	% Change
Operating expenses	$36,914	$21,843	$15,071	69.0%
Operating expenses for the three months ended July 3, 2022 and July 4, 2021 represented approximately 26.4% and 28.1% of net restaurant sales, respectively. Operating expenses for the six months ended July 3, 2022, and July 4, 2021 represented approximately 27.7% and 29.2% of net restaurant sales, respectively. These year-over-year decreases in expense as a percentage of net restaurant sales were due primarily to leverage on our fixed operating costs.
Depreciation and Amortization
Depreciation and amortization expense for the three and six months ended July 3, 2022 was $2.2 million and $4.7 million, respectively, compared to $1.4 million and $3.0 million for the three and six months ended July 4, 2021. The increase in depreciation and amortization expense was primarily due to the increase in corporate-owned stores from acquisitions that occurred in the 12 months following the end of the second quarter of 2021.
General and Administrative Expenses
Our general and administrative expenses consisted of the following for the three and six months ended July 3, 2022, and July 4, 2021:

	Three Months Ended
(dollars in thousands)	July 3, 2022	July 4, 2021	$ Change	% Change
General and administrative expenses	$5,745	$4,544	$1,201	26.4%

BBQ HOLDINGS, INC. AND SUBSIDIARIES

	Six Months Ended
(dollars in thousands)	July 3, 2022	July 4, 2021	$ Change	% Change
General and administrative expenses	$11,036	$8,582	$2,454	28.6%
General and administrative expenses for the three months ended July 3, 2022, and July 4, 2021 represented approximately 7.2% and 10.0% of total revenues, respectively. General and administrative expenses for the six months ended July 3, 2022, and July 4, 2021 represented approximately 7.7% and 10.4% of total revenues, respectively. This year-over-year decrease in expense as a percentage of total revenues was due primarily to leverage from the increased revenue resulting from 2021 and 2022 acquisitions and an increase in dine-in sales.
Income Tax (Expense) Benefit
Income tax expense for the three months ended July 3, 2022 was approximately $985,000, or 19.1% of our pretax income and the income tax expense for the three months ended July 4, 2021 was $399,000, or 2.4% of our pretax income. Income tax expense for the six months ended July 3, 2022 was approximately $744,000, or 13.4% of our pretax income and the income tax expense for the six months ended July 4, 2021 was $481,000 or 2.7% of our pretax income. The increase in the amount of income tax expense for the three and six month periods is primarily due to the growth in taxable income of the Company. The increase in the income tax expense for the three and six month periods as a percentage of our pretax income is primarily due to the presence of a gain on debt extinguishment in the three month period ended July 4, 2021.
Financial Condition, Liquidity and Capital Resources
Our balance of unrestricted cash and cash equivalents was approximately $20.6 million and $40.3 million as of July 3, 2022, and January 2, 2022, respectively. Our current ratio, which measures our immediate short-term liquidity, was 0.7 as of July 3, 2022, and 1.1 as of January 2, 2022, respectively. The current ratio is computed by dividing total current assets by total current liabilities.
Net cash provided by operating activities was approximately $6.2 million for the six months ended July 3, 2022, and was approximately $8.9 million for the six months ended July 4, 2021. The $2.7 million year-over-year decrease in net cash provided by operating activities was driven primarily by an increase in gift card redemptions in the first six months of 2022 as compared to the first six months of 2021, as well as a $2.0 million reduction in accounts payable in the first half of 2022 compared to an increase of $700,000 in accounts payable in the first six months of 2021.
Net cash used for investing activities was approximately $35.8 million for the six months ended July 3, 2022 relating primarily to the purchase of the Barrio Queen restaurants and the Famous Craft Concepts restaurants, the acquisitions of which we closed in March, April and May of 2022.
Net cash used for investing activities was approximately $1.0 million for the six months ended July 4, 2021, relating to payments for the purchase of equipment and leasehold improvements.
Net cash provided by financing activities for the six months ended July 3, 2022, was approximately $9.4 million which was primarily the result of the increase in our term loan balance to fund the Barrio Queen purchase.
Net cash provided by financing activities for the six months ended July 4, 2021, was approximately $11.7 million which was due to proceeds received from our common stock offering.
We are subject to various financial and non-financial covenants on our long-term debt, including a debt-service coverage ratio. As of July 3, 2022, we were in compliance with all of our covenants.

The Merger Agreement contains certain termination rights for the Company and MTY. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay MTY a termination fee of $7.8 million.

BBQ HOLDINGS, INC. AND SUBSIDIARIES
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
Important Information
The tender offer for the outstanding common stock of the Company referred to in this document has not yet commenced. This document is not a recommendation, an offer to purchase or a solicitation of an offer to sell shares of the Company’s common stock. The solicitation and the offer to purchase shares of the Company’s common stock will only be made pursuant to an offer to purchase and related materials that MTY intend to file with the SEC. At the time the Offer is commenced, MTY will file a Tender Offer Statement on Schedule TO with the SEC, and soon thereafter the Company will file a Solicitation/Recommendation Statement on Schedule 14D-9 with respect to the Offer.

Shareholders of the Company are advised to read the Schedule TO (including an offer to purchase, a related letter of transmittal and other offer documents) and the solicitation/recommendation statement on Schedule 14D-9, as each may be amended or supplemented from time to time, and any other relevant documents filed with the SEC when they become available, before making any decision with respect to the Offer because these documents will contain important information about the proposed transactions and the parties thereto.

Shareholders may obtain free copies of the Schedule TO and Schedule 14D-9, as each may be amended or supplemented from time to time, and other documents filed by the parties (when available), at the SEC’s web site at www.sec.gov or by visiting the Company’s Investor Relations website at https://ir.bbqholdco.com/or by contacting the Company’s Investor Relations Department by phone at 952-294-1300 or by e-mail at InvestorRelations@BBQ-Holdings.com.
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

BBQ HOLDINGS, INC. AND SUBSIDIARIES
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
Item 1.    LEGAL PROCEEDINGS.
The information contained in Note 14 – Litigation of the notes to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A.    RISK FACTORS.
The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended January 2, 2022, filed with the SEC on March 16, 2022, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, except as noted below.
Risks related to the pending Transaction with MTY
The completion of the Transaction is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Transaction could have material adverse effects on our business.

On August 8, 2022, we entered into the Merger Agreement with MTY and expect the Transaction to close by the fourth quarter of 2022. The completion of the Offer and Transaction is subject to a number of conditions, which make the completion and timing of the Transaction uncertain. There can be no assurance that the conditions to the completion of the Offer or the Transaction will be satisfied or waived, that the Offer and the Transaction will be completed, or that the Offer and the Transaction will be consummated as contemplated by the Merger Agreement.

If the Transaction is not consummated within the expected time frame or at all, we may be materially adversely affected as a company, including that the price of our common stock may decline to the extent that current market prices reflect a market assumption that the Transaction will be completed, and that we will have incurred significant costs in connection with the Transaction without having realized the benefits of the Transaction.

The Transaction will involve substantial costs to us and will require substantial management resources.

In connection with the consummation of the Transaction, management and financial resources have been diverted and will continue to be diverted towards the completion of the Transaction. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, both the Offer and the Transaction. Such costs and expenses include costs, fees, and expenses payable to financial advisors and other professionals, costs, fees, and expenses relating to regulatory and SEC filings and notices, and other transaction-related costs, fees, and expenses. Further, if the Merger Agreement is terminated under specified circumstances, we will be required to pay MTY a termination fee in the amount of $7.825 million. If the Transaction is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit.

The pendency of the Transaction could adversely affect our business, financial results or operations.

The pendency of the Transaction could cause disruptions and create uncertainty surrounding our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is consummated, and could cause suppliers, collaborators and other counterparties to change existing business relationships. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings, and cash flow as well as the market price of our common stock.

We are also subject to restrictions on the conduct of our business prior to the consummation of the Offer and the Transaction as provided in the Merger Agreement, including, among other things, restrictions on our ability to: acquire other businesses and assets; sell, transfer or license our assets; make investments; repurchase or issue securities; pay dividends; make capital expenditures; amend our organizational documents; and incur indebtedness. These restrictions could prevent or delay the pursuit of strategic corporate or business opportunities, and result in our inability to respond effectively to competitive pressures, industry developments, developments relating to our suppliers, and future opportunities, and may as a result or otherwise have a significant negative impact on our business, results of operations, and financial condition.

Any legal proceedings or governmental inquiries in connection with the Transaction, the outcomes of which are uncertain, could delay or prevent the completion of the Transaction.

In connection with the Transaction, plaintiffs may file lawsuits against us, MTY and/or the directors and officers of each company. In addition, we may face inquiries from governmental entities in connection with the Transaction. The outcome of such litigation or governmental inquiry is uncertain. Such legal proceedings or governmental inquiries could also prevent or delay the completion of the Transaction and result in additional costs and expenses to us.
Item 6.    EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 to Credit Agreement with JPMorgan Chase Bank, N.A., dated April 11, 2022, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 13, 2022.

10.2	Credit Agreement conformed through Amendment No. 1 with JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 13, 2022.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BBQ HOLDINGS, INC.
(“Registrant”)

Dated: August 11, 2022	By:	/s/Jeffery Crivello
Jeffery Crivello
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 11, 2022		/s/Jason Schanno
Jason Schanno
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)